Form 10-Q
period 1996-06-30
GENESEE & WYOMING INC
filed 1996-08-13
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   for the quarter ended June 30, 1996         Commission File No. 0-20847



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                          06-0984624
   (State or other jurisdiction of                               (I.R.S.
Employer incorporation or organization)                     Identification No.)


 71 Lewis Street, Greenwich, Connecticut                           06830
(Address of principal executive offices)                         (Zip Code)

(203) 629-3722
(Telephone No.)


Shares of common stock outstanding as of the close of business on August 8, 1996:

Class                                            Number of Shares Outstanding
- -----                                            ----------------------------
Class A Common Stock                                        4,399,137

Class B Common Stock                                          846,556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [ ] YES    [X] NO

                                      INDEX

Part I - Financial Information

         Item 1. Financial Statements:                                   Page
                                                                        ------
                  Consolidated Statements of Income - For the
                    Three Months and Six Months Ended June 30,
                    1995 and 1996.................................       3

                  Consolidated Balance Sheets - December 31,
                    1995 and June 30, 1996........................       4

                  Consolidated Statements of Cash Flows - For the
                    Six Months Ended June 30, 1995 and 1996.......       5

                  Notes to Consolidated Financial Statements......       6 - 9

         Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.      10 - 16

Part II - Other Information......................................       17

Index to Exhibits................................................       18 - 20

Signatures.......................................................       21






                                       (2)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                     Three Months                 Six Months
                                                                                    Ended June 30                Ended June 30
                                                                              -----------------------        ----------------------
                                                                                 1995           1996          1995           1996
                                                                                 ----           ----          ----           ----
OPERATING REVENUES                                                            $ 13,243       $ 19,009       $ 26,633       $ 35,618
                                                                              -----------------------------------------------------
OPERATING EXPENSES:
    Transportation                                                               3,848          4,178          7,511          8,658
    Maintenance of ways and structures                                           1,501          2,336          3,145          4,522
    Maintenance of equipment                                                     3,086          3,527          6,284          6,522
    General and administrative                                                   2,407          3,226          4,841          6,035
    Depreciation and Amortization                                                  974          1,569          1,900          2,894
                                                                              -----------------------------------------------------
                   Total operating expenses                                     11,816         14,836         23,681         28,631
                                                                              -----------------------------------------------------
                   Income from operations                                        1,427          4,173          2,952          6,987

INTEREST EXPENSE                                                                  (812)        (1,733)        (1,578)        (3,007)


OTHER INCOME                                                                        82            180            187            261
                                                                              -----------------------------------------------------
                   Income before provision for income taxes and
                     extraordinary item                                            697          2,620          1,561          4,241

PROVISION FOR INCOME TAXES                                                         293          1,061            655          1,718
                                                                              -----------------------------------------------------

                   Income before extraordinary item                                404          1,559            906          2,523

EXTRAORDINARY ITEM FROM EARLY EXTINGUISHMENT
   OF DEBT, net of related income tax benefit of $357,000                         (494)          --             (494)          --
                                                                              -----------------------------------------------------
NET INCOME                                                                    ($    90)      $  1,559       $    412       $  2,523
                                                                              =====================================================
EARNINGS PER COMMON SHARE:
                   Income before extraordinary item                           $   0.17       $   0.64       $   0.39       $   1.05
                   Extraordinary item                                            (0.21)          --            (0.21)          --
                                                                              -----------------------------------------------------
                   Net Income                                                 ($  0.04)      $   0.64       $   0.18       $   1.05
                                                                              =====================================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                            2,348          2,444          2,348          2,396








                                       (3)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  December 31,  June 30,
                                     ASSETS                                          1995         1996
                                                                                     ----         ----
                                                                                               (Unaudited)
CURRENTS ASSETS:
    Cash and cash equivalents                                                      $  2,115   $  5,765
    Accounts receivable, net                                                          9,441     13,963
    Materials and supplies                                                            1,512      4,412
    Prepaid expenses and other                                                        1,455        995
    Deferred income tax assets, net                                                   1,278      1,339
                                                                                   -------------------
                   Total current assets                                              15,801     26,474
                                                                                   -------------------

PROPERTY AND EQUIPMENT, net                                                          61,574     82,555
                                                                                   -------------------
SERVICE ASSURANCE AGREEMENT, net                                                       --       14,681
                                                                                   -------------------
OTHER ASSETS, net                                                                     1,054      3,966
                                                                                   -------------------

                   Total assets                                                    $ 78,429   $127,676
                                                                                   ========---========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                              $  1,239   $  4,825
    Accounts payable                                                                  8,408     16,767
    Accrued expenses                                                                  3,404      4,152
                                                                                   -------------------
                   Total current liabilities                                         13,051     25,744
                                                                                   -------------------

LONG-TERM DEBT                                                                       38,702     23,879
                                                                                   -------------------
OTHER LIABILITIES                                                                     2,043      2,081
                                                                                   -------------------
DEFERRED INCOME TAX LIABILITIES, net                                                  4,139      5,024
                                                                                   -------------------
DEFERRED ITEMS--grants from governmental agencies                                     9,946     12,658
                                                                                   -------------------

STOCKHOLDERS' EQUITY:
    Class A common stock, $0.01 par value, one vote per share; 12,000,000 shares authorized; 1,501,937 and 4,399,137 issued and
       outstanding on December 31, 1995 and June 30, 1996, respectively                  15         44
    Class B common stock, $0.01 par value, 10 votes per share;
       1,500,000 shares authorized; 846,556 issued and outstanding                        8          8
    Additional paid-in capital                                                        1,340     46,090
    Warrants outstanding                                                               --          471
    Retained earnings                                                                 9,185     11,677
                                                                                   -------------------
                   Total stockholders' equity                                        10,548     58,290
                                                                                   -------------------
                   Total liabilities and stockholders' equity                      $ 78,429   $127,676
                                                                                   ===================

                                       (4)

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Six Months
                                                                                 Ended June 30
                                                                                 -------------
                                                                                1995        1996
                                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                             $    412    $  2,523
      Adjustments to reconcile net income to net cash provided
         by operating activities-
         Depreciation and amortization                                          1,900       2,894
         Deferred income taxes                                                    186         824
         Gain on disposition of property                                          (22)        (42)
         Changes in assets and liabilities-
            Receivables                                                         1,752      (4,241)
            Materials and supplies                                                (25)     (2,100)
            Prepaid expenses and other                                           (517)        460
            Accounts payables and accrued expenses                             (3,154)      8,380
            Other assets and liabilities, net                                     544        (368)
                                                                             --------------------
                        Net cash provided by operating activities               1,076       8,330
                                                                             --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                       (8,234)     (1,823)
      Purchase of assets of Chicago & Illinois Midland Railway Company           --       (26,330)
      Purchase of assets of Pittsburg & Shawmut Railroad Company,
         Mountain Laurel Railroad Company and Red Bank Railroad Company          --       (11,966)
      Proceeds from disposition of property                                         4       4,001
                                                                             --------------------
                        Net cash used in investing activities                  (8,230)    (36,118)
                                                                             --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term borrowings, including capital leases    (16,434)    (49,838)
      Proceeds from issuance of long-term debt                                 21,000      37,920
      Debt issuance costs                                                        (641)     (1,671)
      Net proceeds (payments) on grants                                           430        (192)
      Dividends paid                                                             (127)        (32)
      Proceeds from issuance of stock warrants                                   --           471
      Net proceeds from initial public offering                                  --        44,780
                                                                             --------------------
                        Net cash provided by financing activities               4,228      31,438
                                                                             --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,926)      3,650
CASH AND CASH EQUIVALENTS, beginning of period                                  5,884       2,115
                                                                             --------------------
CASH AND CASH EQUIVALENTS, end of period                                     $  2,958    $  5,765
                                                                             ====================
CASH PAID DURING PERIOD FOR:
      Interest                                                               $  1,457    $  2,898
      Incomes taxes                                                               829         805
                                                                             ====================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
      Assumption of liabilities in connection with purchase of
         assets of Chicago & Illinois Midland Railway Company                    --      $  1,394

      Assumption of deferred grants from governmental agencies in connection with purchase of assets of Pittsburg & Shawmut
         Railroad Company, Mountain Laurel Railroad Company and
         Red Bank Railroad Company                                               --      $  3,194
                                                                             ====================


                                       (5)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 1995 and 1996, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's registration statement on Form S-1 (Registration Number 333-03972).

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2. ACQUISITIONS:

  Illinois & Midland Railroad, Inc. - On February 8, 1996, a newly-formed subsidiary, Illinois & Midland Railroad, Inc. ("Illinois & Midland"), purchased certain assets, primarily road and track structure, of Chicago & Illinois Midland Railway Company for approximately $27.7 million, including related costs and the assumption of certain liabilities. The purchase price was allocated to purchased inventory ($750,000), assumed note receivable ($1,220,000), property ($10,773,000), and the service assurance agreement ($14,981,000). The allocation of the purchase price is based on preliminary estimates and may be revised at a later date.

  Pittsburg & Shawmut Railroad, Inc. - On April 29, 1996, a newly formed subsidiary, Pittsburg & Shawmut Railroad, Inc. ("Pittsburg & Shawmut"), purchased certain assets, primarily road and track structure, of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company, and Red Bank Railroad Company for approximately $15.2 million, including related costs and the assumption of a grant from the Commonwealth of Pennsylvania. The purchase price was allocated to purchased inventory ($50,000), property ($14,846,000), and other assets ($264,000). In addition, the purchase and sale agreement provides for additional contingency payments of up to $2.5 million. A portion of these payments are required (up to a maximum of $500,000) if certain coal shipments during any calendar year from 1997-1999, as defined, exceed 290,000 tons. The remaining contingency payments (up to a maximum of $2.0 million) are calculated as 25% of the gross revenues attributable to certain coal shipments that exceed 564,793 tons during any calendar year from 2000-2009, as defined. Upon resolution of the amount of the contingency payments, there will be an additional element of cost related to the transaction, which will be recorded as excess cost over the fair market value of tangible net assets acquired and amortized over the same period as the related track structure, which is 20 years. The acquisition was accounted for as a purchase. The

                                       (6)
allocation of the purchase price is based on preliminary estimates and may be revised at a later date. On June 28, 1996, a portion of the railcars acquired in the purchase were sold for $2.4 million, the purchase price allocation was adjusted, and no gain or loss was recognized.

  Pro Forma for Acquisitions - Results for the operations of Illinois & Midland Railroad, Inc. and Pittsburg & Shawmut Railroad, Inc. are included within the consolidated financial statements commencing February 9, 1996, and April 29, 1996, respectively. Unaudited pro forma results assuming both acquisitions had been made as of January 1, 1995, are as follows (in thousands, except per share amounts):

                                   Three Months Ended      Six Months Ended
                                   ------------------     -------------------
                                  6/30/95     6/30/96     6/30/95     6/30/96
                                (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Revenues ...............          $18,211     $19,512     $36,879     $38,961
Net income .............              290       1,567       1,814       2,669
Net income per share ...          $  0.12     $  0.63     $  0.76     $  1.09
                                  =======     =======     =======     =======

  Such pro forma information is not necessarily indicative of the results of future operations. Income per share information has been adjusted for the stock split as though it took place on January 1, 1995.

3. CREDIT FACILITIES:

  On June 2, 1995, the Company refinanced approximately $14.3 million of previously existing notes and purchased approximately $6 million of rolling stock previously under an operating lease by entering into a credit facilities agreement. In conjunction with this refinancing transaction, an extraordinary charge for prepayment penalties and other financing costs on the early extinguishment of debt for approximately $851,000 ($494,000 net of income taxes) was incurred. These amounts have been recorded in the accompanying consolidated income statement as an extraordinary item, net of income taxes.

  On February 8, 1996, the Company amended and restated the credit facilities agreement. The amended and restated credit facilities provide for a $40 million term loan and a $34 million revolving credit facility. The term loan requires varying quarterly principal payments beginning September 30, 1996, with the remaining balance payable in February, 2001. The revolving credit facility provides for a mandatory commitment reduction of $2.0 million on December 31, 1997, with the remaining balance payable in February, 2001. The Company may voluntarily reduce the commitment on the revolving credit facility at any time without penalty, provided that no reinstatement of the commitment amounts may occur. In conjunction with the amendment and restatement, the Company paid debt financing fees of $1.7 million, primarily to a financial institution. These costs have been capitalized in the accompanying balance sheets as of June 30, 1996 as an other asset and are being amortized over the period covered by the related credit facilities agreement using the straight-line method, which is not materially different from the amortization computed using the effective-interest method.

                                       (7)

  Both the term loan and the revolving credit facility accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0% to 3% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, never to exceed three months outstanding. The Company pays a 1/2% per annum commitment fee on all unused portions of the credit facilities. Both the term loan and the revolving credit facility require mandatory prepayments when certain events occur. These events include, among other things, the generation of excess cash flow, the disposition of certain levels of assets not subject to prior liens and the sale of Company stock, all as defined in the agreement. These credit facilities are secured by substantially all the assets of the Company and the stock of certain subsidiaries. These facilities require the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, funded debt to net worth, cash flow coverage, EBIT to interest and minimum net worth, all as defined in the agreement. The Company is also limited in its ability to incur additional indebtedness, create liens on its assets, make certain capital expenditures and pay dividends greater than $32,000 in any one quarter.

4. STOCKHOLDERS' EQUITY:

  Warrants - Detachable warrants were issued to a financial institution to purchase 41,847 shares of Class A Common Stock at an exercise price of $0.0005 per share. These warrants are exercisable at any time through March 1, 2006. Management has valued the warrants at approximately $471,000, the amount of which was recorded as a debt discount in the three-month period ending March 31, 1996. The discount is being amortized over the period covered by the related credit facilities agreement using the straight-line method, which is not materially different from the amortization computed using the effective-interest method.

  Initial Public Offering and Related Stock Transactions - On June 28, 1996 the Company closed an underwritten initial public offering ("IPO") of 3,045,200 shares of Class A Common Stock (the "Common Stock Offering"), of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The gross proceeds to the Company of the Common Stock Offering of $49,252,000, net of underwriters' commission of $3,448,000, were used to pay down borrowings on the credit facilities. Other costs of the IPO of $1,025,000 were paid by the Company.

  In connection with the Common Stock Offering, the Company, effective June 10, 1996, changed the par value of its Class A and Class B Common Stock from $10 per share to $.01 per share and increased the shares authorized to 12 million and
1.5 million shares, respectively. The rights and privileges of Class B Common Stock changed to substantially the same as Class A Common Stock, except it will carry 10 votes per share, be convertible into Class A Common Stock and have transfer restrictions. The Class A Common Stock also has a 10% dividend preference over Class B Common Stock, as and if dividends are declared by the Board of Directors. Also, the Company executed an 18.5 to 1 stock split and reclassified the Company's outstanding Class A Common Stock into Class A and Class B Common Stock, depending on the election of the shareholder.




                                       (8)

  The Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for nonemployee directors that will allow employees and directors to purchase up to an aggregate of 500,000 shares of Class A Common Stock. Options totalling 382,500 shares were granted in connection with the IPO at the offering price of $17.00. The options are exercisable in twenty-five percent increments annually in June, 1997 to June, 2000. In addition, the Company established an employee stock purchase plan and reserved 450,000 shares under the plan. The plan allows employees to purchase stock at market value.

  All references in the consolidated financial statements of the Company to the number of shares authorized and outstanding of Class A and Class B Common Stock have been retroactively adjusted to reflect the reclassification of the capital stock and the stock split.

5. SUPPLEMENTAL EARNINGS PER SHARE:

  Had the IPO occurred on January 1, 1996, earnings per share and weighted average shares outstanding for the six-month period ending June 30, 1996 would have been as follows:

Net income per share...................................$0.69

Weighted average shares and equivalent shares
  outstanding (in thousands)...........................5,353

  The supplemental earnings per share information is not necessarily indicative of the results of future operations.





             The remainder of this page is intentionally left blank.




                                       (9)

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's registration statement on Form S-1 (Registration Number 333-03972).


General

  The Company is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing related rail services such as railcar leasing, railcar repair, switching and storage to shippers along its lines and to the Class I railroads that connect with its lines.

  The Company's operating expenses include wages and benefits, equipment rents (including car hire), purchased services, depreciation and amortization, diesel fuel, casualties and insurance, materials and other expenses. Car hire is a charge paid by a railroad to the owners of railcars used by that railroad in moving freight. Other expenses generally include property and other non-income taxes, professional services, communication and data processing costs and general overhead expense.

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses due to unpredictable events such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. The Company completed the acquisitions of the Illinois & Midland and Pittsburg & Shawmut Railroads during the first four months of 1996 (See Notes to Consolidated Financial Statements). Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

 Operating Revenues

  Operating revenues were $19.0 million in the quarter ended June 30, 1996 compared to $13.2 million in the quarter ended June, 1995, an increase of $5.8 million or 43.5%. The increase was primarily attributable to a $5.4 million increase in freight revenues.


                                      (10)

  The following table compares freight revenues, carloads and average freight revenues per carload for the second quarters of 1995 and 1996:

        Freight Revenues and Carloads Comparison by Commodity Group
               Three Months Ended June 30, 1995 and 1996

                                                                                           Average
                                                                                           Freight
                                                                                           Revenues
                                  Freight Revenues                   Carloads            Per Carload
                           ------------------------------- ----------------------------- -----------
                                    % of            % of           % of           % of
Commodity Group              1995   total    1996   total   1995   total   1996   total   1995  1996
- -------------------------- ------- ------- ------- ------- ------ ------- ------ ------- ----- -----
                               (dollars in thousands)
Coal, Coke & Ores.........    $522    5.0%  $5,462   34.3%  2,817    9.8% 21,301   41.9%  $185  $257
Petroleum Products........   1,966   18.7    2,158   13.6   4,144   14.4   4,397    8.6    475   491
Pulp & Paper..............   1,686   16.0    1,627   10.2   4,667   16.3   4,378    8.6    361   372
Lumber & Forest Products..   1,038    9.9    1,420    8.9   3,210   11.2   4,670    9.2    323   304
Metals....................   1,172   11.1    1,259    7.9   4,206   14.7   4,954    9.7    279   254
Chemicals & Plastics......     771    7.3    1,174    7.4   1,533    5.4   2,140    4.2    503   549
Autos & Auto Parts........   1,055   10.0    1,051    6.6   1,923    6.7   1,971    3.9    549   533
Farm & Food Products......     620    5.9      791    5.0   1,794    6.3   2,434    4.8    346   325
Minerals & Stone..........     296    2.8      553    3.5     993    3.5   1,608    3.2    298   344
Salt......................     590    5.6       96    0.6   2,211    7.7     491    1.0    267   196
Other.....................     809    7.7      322    2.0   1,135    4.0   2,503    4.9    713   129
                           ------- ------- ------- ------- ------ ------- ------ ------- ----- -----
Total..................... $10,525  100.0% $15,913  100.0% 28,633  100.0% 50,847  100.0%  $368  $313
                           ======= ======= ======= ======= ====== ======= ====== ======= ===== =====

  Freight revenues were $15.9 million in the second quarter of 1996 compared to $10.5 million in the second quarter of 1995, an increase of $5.4 million or 51.2%. The increase in freight revenues was largely attributable to the operations on Illinois & Midland, which generated freight revenues of $4.5 million during the quarter, $4.1 million of which were revenues from the shipment of coal. Pittsburg & Shawmut, which commenced operations on April 29, 1996, generated $717,000 of freight revenues in the second quarter, most of which was also from the shipment of coal. In addition, a new Oregon line, which began operations in 1995, generated $599,000 in revenues in the second quarter of 1996, primarily from shipments of grain and lumber. These increases were offset by a $500,000 decrease in freight revenues from the shipment of salt due to the closing in September, 1995, of a salt mine serviced by one of the Company's railroads.

  Total carloads were 50,847 in the second quarter of 1996 compared to 28,633 in the second quarter of 1995, an increase of 22,214 or 77.6%. The increase was largely attributable to 17,432 carloads, primarily coal, transported by Illinois & Midland and 2,985 carloads, primarily coal, transported by Pittsburg & Shawmut. In addition, a new Oregon line transported 2,704 carloads which were primarily grain and lumber. Shipments of salt decreased by 1,720 carloads due to the mine closing referred to above.

  Non-freight revenues were $3.1 million in the second quarter of 1996 compared to $2.7 million in the second quarter of 1995, an increase of $378,000 or 13.9%. The increase primarily reflects the effect of the addition of facility management and lumber storage revenue from Illinois & Midland.



 Operating Expenses

  Operating expenses were $14.8 million in the second quarter of 1996 compared to $11.8 million in the second quarter of 1995, an increase of $3.0 million or 25.6%. Expenses associated with the start-up of Illinois & Midland and Pittsburg & Shawmut represented $2.9 million of the increase.

                                      (11)

  The Company's operating ratio improved to 78.0% in the second quarter of 1996 from 89.2% in the second quarter of 1995.

  The following table sets forth a comparison of the Company's operating expenses for the second quarters of 1995 and 1996:

                          Operating Expense Comparison
                   Three Months Ended June 30, 1995 and 1996

                                       1995            1996
                                ----------------- -----------------
                                          % of              % of
                                        Operating         Operating
                                   $    Revenues     $    Revenues
                                ------- --------- ------- ---------
                                      (dollars in thousands)
Labor and benefits.............  $4,505     34.0%  $6,098     32.1%
Equipment rents................   1,849     14.0    2,084     11.0
Purchased services.............     523      3.9      854      4.5
Depreciation and amortization..     974      7.4    1,569      8.3
Diesel fuel....................     728      5.5    1,054      5.5
Casualties and insurance.......   1,291      9.7      860      4.5
Materials......................     699      5.3      728      3.8
Other..........................   1,247      9.4    1,589      8.3
                                ------- --------- ------- ---------
Total.......................... $11,816     89.2% $14,836     78.0%
                                ======= ========= ======= =========

  Labor and benefits expense was $6.1 million in the second quarter of 1996 compared to $4.5 million in the second quarter of 1995, an increase of $1.6 million or 35.4%, primarily due to the commencement of operations by Illinois & Midland and Pittsburg & Shawmut. Labor costs decreased as a percentage of revenues, however, to 32.1% in the second quarter of 1996 from 34.0% in the second quarter of 1995. The decrease reflects the efficiency of Illinois & Midland's unit coal train operations.

  Depreciation and amortization expense was $1.6 million in the second quarter of 1996 compared to $974,000 in the second quarter of 1995, an increase of $595,000 or 61.1%. The increase primarily reflects depreciation and amortization related to Illinois & Midland and Pittsburg & Shawmut.

  Casualties and insurance expense was $860,000 in the second quarter of 1996 compared to $1.3 million in the second quarter of 1995, a decrease of $431,000 or 33.4%. The majority of this decrease reflects decreased derailment expenses.

 Interest Expense and Income Taxes

  Interest expense in the second quarter of 1996 was $1.7 million compared to $812,000 in the second quarter of 1995, an increase of $921,000 or 113.4%. The increase largely reflects the higher overall debt outstanding due to the financing of the Illinois & Midland and Pittsburg & Shawmut acquisitions. The Company's effective income tax rate was 40.5% in the second quarter of 1996 compared to 42.0% in the second quarter of 1995.




                                      (12)

Net Income

  The Company's net income in the second quarter of 1996 was $1,559,000 compared to a loss of $90,000 in the second quarter of 1995. The difference of $1,649,000 is largely attributable to new acquisitions and, in 1995, the write-off of prepayment penalties and financing fees totalling $494,000 after netting out $357,000 of related income taxes.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

 Operating Revenues

  Operating revenues were $35.6 million for the six months ended June 30, 1996 compared to $26.6 million for the six months ended June 30, 1995, an increase of $9.0 million or 33.7%. The increase was attributable to a $7.8 million increase in freight revenues.

  The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 1995 and 1996:

            Freight Revenues and Carloads Comparison by Commodity Group
                   Six Months Ended June 30 1995 and 1996

                                                                                            Average
                                                                                             Freight
                                                                                             Revenues
                                  Freight Revenues                    Carloads             Per Carload
                           ------------------------------- ------------------------------- -----------
                                    % of            % of            % of            % of
Commodity Group              1995   total    1996   total    1995   total    1996   total   1995  1996
- -------------------------- ------- ------- ------- ------- ------- ------- ------- ------- ----- -----
                               (dollars in thousands)
Coal, Coke & Ores.........  $1,216    5.8%  $8,469   29.3%   6,141   10.3%  33,242   36.9%  $198  $255
Petroleum Products........   4,077   19.3    4,428   15.3    8,539   14.3    8,939    9.9    478   495
Pulp & Paper..............   3,430   16.3    3,420   11.8    9,471   15.9    9,150   10.1    362   374
Lumber & Forest Products..   2,103   10.0    2,689    9.3    6,348   10.7    8,793    9.8    331   306
Metals....................   2,239   10.6    2,479    8.6    8,319   14.0    9,669   10.7    269   256
Chemicals & Plastics......   1,634    7.7    2,141    7.4    3,330    5.6    3,981    4.4    491   538
Autos & Auto Parts........   1,638    7.8    1,815    6.3    3,008    5.0    3,434    3.8    545   529
Farm & Food Products......   1,214    5.8    1,578    5.5    3,509    5.9    4,716    5.2    346   335
Minerals & Stone..........     704    3.3      830    2.9    2,039    3.4    2,523    2.8    345   329
Salt......................   1,715    8.1      168     .6    6,271   10.5      879    1.0    274   191
Other.....................   1,126    5.3      850    3.0    2,625    4.4    4,866    5.4    429   175
                           ------- ------- ------- ------- ------- ------- ------- ------- ----- -----
Total..................... $21,096  100.0% $28,867  100.0%  59,600  100.0%  90,192  100.0%  $354  $316
                           ======= ======= ======= ======= ======= ======= ======= ======= ===== =====

  Freight revenues were $28.9 million in the first six months of 1996 compared to $21.1 million in the first six months of 1995, an increase of 36.8%. The increase in freight revenues was largely attributable to the commencement of operations on Illinois & Midland, which generated freight revenues of $7.0 million for the period from February 9 to June 30, 1996. Of this amount, $6.5 million was from the shipment of coal. Pittsburg & Shawmut generated $717,000 of freight revenues for the period from April 29 to June 30, 1996, most of which was also from the shipment of coal. In addition, a new line in Oregon generated freight revenues of $1.2 million, primarily from grain and lumber, for the six months ended June 30, 1996. Revenue from the shipment of salt decreased by $1.5 million due to the mine closing referred to above.

  Total carloads were 90,192 for the six months ended June 30, 1996 compared to 59,600 for the six months ended June, 1995, an increase of 30,592 or 51.3%.



                                      (13)

  The increase was largely attributable to 27,152 carloads, primarily coal, transported by Illinois & Midland and 2,985 carloads, primarily coal, transported by Pittsburg & Shawmut. In addition, a new line in Oregon transported 5,386 carloads which were primarily grain and lumber. Shipments of salt decreased by 5,392 carloads.

  Non-freight revenues were $6.7 million for the six months ended June 30, 1996 compared to $5.5 million for the six months ended June 30, 1995, an increase of $1.2 million or 21.9%. The increase primarily reflects the effect of the addition of facility management and lumber storage revenue from Illinois & Midland. There was also a gain of $593,000 in the 1996 period on the sale of railcars, for which there was no similar transaction in the 1995 period.



  Operating Expenses

  Operating expenses were $28.6 million for the six months ended June 30, 1996 compared to $23.7 million for the six months ended June 30, 1995, an increase of $4.9 million or 20.9%. Expenses associated with the start-up of Illinois & Midland and Pittsburg & Shawmut represented $4.3 million of the increase. The Company's operating ratio improved to 80.4% for the six months ended June 30, 1996, from 88.9% for the six months ended June 30, 1995.

  The following table sets forth a comparison of the Company's operating expenses for the six months ended June 30, 1995 and 1996:

                          Operating Expense Comparison
                    Six Months Ended June 30, 1995 and 1996

                                          1995              1996
                                ----------------- -----------------
                                          % of              % of
                                        Operating         Operating
                                   $    Revenues     $    Revenues
                                ------- --------- ------- ---------
                                      (dollars in thousands)
Labor and benefits.............  $9,293     34.9% $11,534     32.4%
Equipment rents................   3,849     14.5    4,003     11.2
Purchased services.............   1,134      4.3    1,611      4.5
Depreciation and amortization..   1,900      7.1    2,894      8.1
Diesel fuel....................   1,620      6.1    2,119      6.0
Casualties and insurance.......   1,983      7.4    2,017      5.7
Materials......................   1,521      5.7    1,433      4.0
Other..........................   2,381      8.9    3,020      8.5
                                ------- --------- ------- ---------
Total.......................... $23,681     88.9% $28,631     80.4%
                                ======= ========= ======= =========

  Labor and benefits expense was $11.5 million for the six months ended June 30, 1996 compared to $9.3 million for the six months ended June 30, 1995, an increase of $2.2 million or 24.1%, primarily due to the commencement of operations on Illinois & Midland and Pittsburg & Shawmut. Labor costs decreased as a percentage of revenues, however, to 32.4% in the second half of 1996 from 34.9% in the same period of 1995. The decrease reflects the efficiency of the unit coal train operations on Illinois & Midland.

                                      (14)

  Equipment rents, which includes car hire expense, was $4 million for the six months ended June 30, 1996, compared to $3.8 million for the six months ended June 30, 1995, an increase of $154,000 or 4.0%, but this expense decreased by 3.3% as a percentage of operating revenues. The change primarily reflects a reduction in the amount of equipment under operating leases. In 1995 the Company purchased railcars and locomotives, which it had previously used under operating leases.

  Depreciation and amortization expense was $2.9 million for the six months ended June 30, 1996 compared to $1.9 million for the six months ended June 30, 1995, an increase of $1 million or 52.3%. The increase primarily reflects depreciation and amortization related to Illinois & Midland and Pittsburg & Shawmut. Increased depreciation on railcars purchased in 1995 (see paragraph above) was $165,000.

 Interest Expense and Income Taxes

  Interest expense for the six months ended June 30, 1996 was $3.0 million compared to $1.6 million for the six months ended June 30, 1995, an increase of $1.4 million or 90.6%. The increase largely reflects the higher overall debt outstanding due to the financing of Illinois & Midland and Pittsburg & Shawmut. The interest from the financing of the operation of the two acquisitions was offset in part by lower interest rates from the June 2, 1995, refinancing. The Company's effective income tax rate was 40.5% for the six months ended June 30, 1996 compared to 42.0% for the six months ended June 30, 1995.

 Net Income

  The Company's net income for the six months ended June 30, 1996 was 2,523,000 compared to $412,000 for the six months ended June 30, 1995. The difference of $2,111,000 is largely attributable to new acquisitions and, in 1995, the write-off of prepayment penalties and financing fees totalling $494,000 after netting out $357,000 of related income taxes.

Liquidity and Capital Resources

  During the six months ended June 30, 1996 the Company generated cash from operations of $8.3 million, which included the positive effect of $5.5 million of excess trade accounts payable over trade accounts receivable associated with the commencement of operations by Illinois & Midland. The Company received $4.0 million in proceeds from the sale of equipment.

  During the first six months of 1995 the Company generated cash from operations of $1.1 million and had net new borrowings of $4.6 million. A total of $8.2 million was invested in capital assets.

  The Company has budgeted $7.3 million in capital expenditures in 1996, $1.8 of which was completed as of June 30, 1996.







                                      (15)

  On June 28, 1996 the Company closed an underwritten initial public offering of 3,045,200 shares of class A common stock, of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The gross proceeds to the Company of the Common Stock Offering of $49,252,000, net of underwriters' commission of $3,448,000, were used to pay down borrowings on the credit facilities. Other costs of the IPO of $1,025,000 were paid by the Company.

  At June 30, 1996 the Company had long-term debt (including current portion) totaling $28.7 million, which comprised 33.0% of its total capitalization. Of the $28.7 million, $13.5 represents borrowings under the term portion of the credit facilities. The $34.0 million revolving portion of the credit facilities remains available. This compares to long-term debt, including current portion, of $39.9 million at December 31, 1995, comprising 79.1% of total capitalization.

  The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and equipment needs (primarily rolling stock) related to acquisitions. Additionally, in June, 1996, the Company raised $44.8 million, after netting out related costs, in an IPO. The Company believes that its cash flow from operations, together with the $34.0 million available under its credit facilities, will enable the Company to meet its liquidity and capital expenditure requirements relating to ongoing operations for at least the next four years.









             The remainder of this page is intentionally left blank.






                                      (16)

PART  II.         OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS - NONE

ITEM 2.    CHANGES IN SECURITIES - NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
           NONE

ITEM 5.    OTHER INFORMATION - NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A).       EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
- -------    -----------------------------------------

11.1       Statement re computation of per share earnings.

27         Financial Data Schedule

(B)        REPORTS ON FORM 8-K:

          No Reports on Form 8-K were filed by the Registrant during the period covered by this Report.










             The remainder of this page is intentionally left blank.


                                      (17)

                               INDEX TO EXHIBITS


(2)  Plan of acquisition, reorganization, arrangement, liquidation or succession

     Not applicable.

(3)  (i) Articles of Incorporation

     The Form of Restated Certificate of Incorporation referenced under (4)(a) hereof is incorporated herein by reference.

     (ii) By-laws

     The By-laws referenced under (4)(b) hereof are incorporated herein by reference.

(4)  Instruments defining the rights of security holders, including indentures

     (a)  Form of Restated Certificate of Incorporation (Exhibit 3.2)(2)

     (b)  By-laws (Exhibit 3.3)(1)

     (c) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)(3)

     (d) Form of Class B Stockholders' Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)(2)

     (e) Promissory Note dated December 28, 1989 of GWI Leasing Corporation in favor of Deutsche Credit Corporation (Exhibit 4.3)(1)

     (f) Railcar Finance Notes dated July 8, 1991 and November 27, 1991 of GWI Leasing Corporation in favor of Deutsche Credit Corporation (Exhibit 4.4)(1)

     (g) Railcar Finance Notes, dated November 27, 1991 and December 31, 1991 of GWI Leasing Corporation in favor of Deutsche Credit Corporation (Exhibit 4.5)(1)

     (h) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)(1)

     (i) Amended and Restated Loan and Security Agreement dated December 28, 1989 between GWI Leasing Corporation and Deutsche Credit Corporation, and Amendment No. 1 dated December 28, 1989 (Exhibit 4.7)(1)



                                      (18)

     (j) Loan and Security Agreement dated December 27, 1990 between GWI Leasing Corporation and Deutsche Credit Corporation, and Amendments dated June 28, 1991 and November 22, 1991 (Exhibit 4.8)(1)

     (k) Guaranty dated December 27, 1990 of the Registrant in favor of Deutsche Credit Corporation (Exhibit 4.9)(1)

     (l) Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 8, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.10)(1)

     (m) Revolving Credit Note dated as of February 8, 1996 of the Registrant and certain of its subsidiaries in favor of The First National Bank of Boston (Exhibit 4.11)(1)

     (n) Term Note dated as of February 8, 1996 of the Registrant and certain of its Subsidiaries in favor of The First National Bank of Boston (Exhibit 4.12)(1)

     (o) Amended and Restated Security Agreement dated as of February 8, 1996 among the Registrant, certain of its Subsidiaries and The First National Bank of Boston (Exhibit 4.13)(1)

     (p) Amended and Restated Stock Pledge Agreement dated as of February 8, 1996 between the Registrant and The First National Bank of Boston (Exhibit 4.14)(1)

     (q) Amended and Restated Collateral Assignment of Partnership Interests dated as of February 8, 1996 of the Registrant and GWI Dayton, Inc. in favor of The First National Bank of Boston (Exhibit 4.15)(1)

     (r) Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 26, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.16)(2)

(10) Material Contracts

     (a) The exhibits referenced under (4)(d) and (4)(r) hereof are hereby incorporated by reference.

     (b) Asset Purchase Agreement dated April 19, 1996 among Pittsburg & Shawmut Railroad, Inc., Genesee & Wyoming Inc., The Pittsburg & Shawmut Railroad Company, Red Bank Railroad Company, Mountain Laurel Railroad Company and Arthur T. Walker Estate Corporation, and Amendment No. 1 to Asset Purchase Agreement dated April 19, 1996 (Exhibit 10.70)(4)

     (c) Amendment No. 1 to Warrant Purchase Agreement dated as of May 31, 1996 between Genesee & Wyoming Inc. and FSC Corp.(2)

*(11.1) Statement re computation of per share earnings

                                      (19)

(15) Letter re unaudited interim financial information

     Not applicable.

(18) Letter re change in accounting principles

     Not applicable.

(19) Report furnished to security holders

     Not applicable.

(22) Published report regarding matters submitted to vote of security holders

     Not applicable.

(23) Consents of experts and counsel

     Not applicable.

(24) Power of attorney

     Not applicable.

*(27) Financial Data Schedule

(99) Additional Exhibits

- ----------------------------

  *Exhibit filed with this Report.

     (1) Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

     (2) Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

     (3) Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

     (4) Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.



                                      (20)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GENESEE & WYOMING INC.

Date:    August 12, 1996                    By: /s/ Mortimer B. Fuller, III
                                                ---------------------------
                                                Name: Mortimer B. Fuller, III
                                                Title: President and CEO


Date:    August 12, 1996                    By: /s/ Alan R. Harris
                                                ---------------------------
                                                Name: Alan R. Harris
                                                Title: Chief Accounting Officer








             The remainder of this page is intentionally left blank.


                                      (21)