Form 10-Q
period 1996-09-30
GENESEE & WYOMING INC
filed 1996-11-14
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     for the quarter ended September 30, 1996  Commission File No. 0-20847
                           ------------------                      -------



                            GENESEE & WYOMING INC.
            (Exact name of registrant as specified in its charter)

Delaware                                        06-0984624
-----------------------                         --------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

71 Lewis Street, Greenwich, Connecticut         06830
---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on October 30, 1996:

Class                                           Number of Shares Outstanding
-----                                           ----------------------------
Class A Common Stock                                  4,399,230

Class B Common Stock                                    846,556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                  Page
                                                              -------
          Consolidated Statements of Income - For the
            Three Months and Nine Months Ended September
            30, 1995 and 1996...............................        3

          Consolidated Balance Sheets - December 31,
            1995 and September 30, 1996.....................        4

          Consolidated Statements of Cash Flows - For the
            Nine Months Ended September 30, 1995 and 1996...        5

          Notes to Consolidated Financial Statements........    6 - 9

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.    10 - 16

Part II - Other Information.................................  17 - 18

Index to Exhibits...........................................  19 - 21

Signatures..................................................       22

                                      (2)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                     Three Months                        Nine Months
                                                                  Ended September 30                  Ended September 30
                                                                  ------------------                  ------------------
                                                                  1995         1996                   1995         1996
                                                                  ----         ----                   ----         ----
OPERATING REVENUES                                                  $13,600           $19,022           $40,233     $54,640
                                                                  ---------------------------------------------------------
OPERATING EXPENSES:
 Transportation                                                       3,137             4,354            10,648      13,012
 Maintenance of ways and structures                                   1,721             2,392             4,866       6,914
 Maintenance of equipment                                             2,935             3,621             9,219      10,143
 General and administrative                                           2,798             3,461             7,639       9,496
 Depreciation and amortization                                        1,027             1,585             2,927       4,479
                                                                  ---------------------------------------------------------
          Total operating expenses                                   11,618            15,413            35,299      44,044
                                                                  ---------------------------------------------------------
          Income from operations                                      1,982             3,609             4,934      10,596

INTEREST EXPENSE                                                       (907)             (796)           (2,485)     (3,803)

OTHER INCOME                                                             53               150               240         411
                                                                  ---------------------------------------------------------
          Income before provision for income taxes and
            extraordinary item                                        1,128             2,963             2,689       7,204

PROVISION FOR INCOME TAXES                                              474             1,200             1,129       2,918
                                                                  ---------------------------------------------------------
          Income before extraordinary item                              654             1,763             1,560       4,286

EXTRAORDINARY ITEM FROM EARLY EXTINGUISHMENT
   OF DEBT, net of related income tax benefit of $357,000              ----              ----              (494)       ----
                                                                  ---------------------------------------------------------
NET INCOME                                                             $654            $1,763            $1,066      $4,286
                                                                  =========================================================
EARNINGS PER COMMON SHARE:
          Income before extraordinary item                            $0.28             $0.34             $0.66       $1.28
          Extraordinary item                                           ----              ----             (0.21)       ----
                                                                  ---------------------------------------------------------
          Net Income                                                  $0.28             $0.34             $0.45       $1.28
                                                                  =========================================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                 2,348             5,246             2,348       3,353

                                      (3)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                            December 31,     September 30,
                    ASSETS                                                     1995              1996
                                                                               ----              ----
                                                                                              (Unaudited)
CURRENTS ASSETS:
 Cash and cash equivalents                                                       $2,115            $5,613
 Accounts receivable, net                                                         9,441            14,622
 Materials and supplies                                                           1,512             4,405
 Prepaid expenses and other                                                       1,455             1,484
 Deferred income tax assets, net                                                  1,278             1,364
                                                                            -----------------------------
          Total current assets                                                   15,801            27,488
                                                                            -----------------------------

PROPERTY AND EQUIPMENT, net                                                      61,574            82,020
                                                                            -----------------------------
SERVICE ASSURANCE AGREEMENT, net                                                   ---             14,499
                                                                            -----------------------------
OTHER ASSETS, net                                                                 1,054             3,656
                                                                            -----------------------------

          Total assets                                                          $78,429          $127,663
                                                                            =============================

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                               $1,239            $2,121
 Accounts payable                                                                 8,408            14,425
 Accrued expenses                                                                 3,404             3,144
                                                                            -----------------------------
          Total current liabilities                                              13,051            19,691
                                                                            -----------------------------

LONG-TERM DEBT                                                                   38,702            26,798
                                                                            -----------------------------
OTHER LIABILITIES                                                                 2,043             2,507
                                                                            -----------------------------
DEFERRED INCOME TAX LIABILITIES, net                                              4,139             5,997
                                                                            -----------------------------
DEFERRED ITEMS--grants from governmental agencies                                 9,946            12,617
                                                                            -----------------------------

STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value, one vote per share;
   12,000,000 shares authorized; 1,501,937 and 4,399,137 issued and
   outstanding on December 31, 1995 and September 30, 1996, respectively             15                44
Class B common stock, $0.01 par value, 10 votes per share;
   1,500,000 shares authorized; 846,556 issued and outstanding                        8                 8
Additional paid-in capital                                                        1,340            46,090
Warrants outstanding                                                               ---                471
Retained earnings                                                                 9,185            13,440
                                                                            -----------------------------
          Total stockholders' equity                                             10,548            60,053
                                                                            -----------------------------
          Total liabilities and stockholders' equity                            $78,429          $127,663
                                                                            =============================

                                      (4)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                  Nine Months
                                                                                               Ended September 30
                                                                                               ------------------
                                                                                               1995         1996
                                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                                          $1,066        $4,286
          Adjustments to reconcile net income to net cash provided
             by operating activities-
             Depreciation and amortization                                                     2,927         4,478
             Deferred income taxes                                                               515         1,858
             Gain on disposition of property                                                     (24)          (44)
             Changes in assets and liabilities-
              Receivables                                                                       (695)       (4,900)
              Materials and supplies                                                             (83)       (2,093)
              Prepaid expenses and other                                                        (263)          (29)
              Accounts payables and accrued expenses                                          (1,559)        5,030
              Other assets and liabilities, net                                                 (946)          760
                                                                                              --------------------
                    Net cash provided by operating activities                                    938         9,346
                                                                                              --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                                                 (13,206)       (3,692)
          Purchase of assets of Chicago & Illinois Midland Railway Company                      ----       (26,330)
          Purchase of assets of Pittsburg & Shawmut Railroad Company,
             Mountain Laurel Railroad Company and Red Bank Railroad Company                     ----       (11,966)
          Proceeds from disposition of property                                                  150         4,436
                                                                                              --------------------
                    Net cash used in investing activities                                    (13,056)      (37,552)
                                                                                              --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Principal payments on long-term borrowings, including capital leases               (16,640)      (53,736)
          Proceeds from issuance of long-term debt                                            23,300        41,945
          Debt issuance costs                                                                   (641)       (1,561)
          Net proceeds (payments) on grants                                                    2,185          (163)
          Dividends paid                                                                        (159)          (32)
          Proceeds from issuance of stock warrants                                              ----           471
          Net proceeds from initial public offering                                             ----        44,780
                                                                                              --------------------
                    Net cash provided by financing activities                                  8,045        31,704
                                                                                              --------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (4,073)        3,498
CASH AND CASH EQUIVALENTS, beginning of period                                                 5,884         2,115
                                                                                              --------------------
CASH AND CASH EQUIVALENTS, end of period                                                      $1,811        $5,613
                                                                                              ====================
CASH PAID DURING PERIOD FOR:
          Interest                                                                            $2,346        $3,763
          Incomes taxes                                                                          880         1,396
                                                                                              ====================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
          Assumption of liabilities in connection with purchase of
             assets of Chicago & Illinois Midland Railway Company                               ----        $1,394

          Assumption of deferred grants from governmental agencies in connection with purchase of assets of Pittsburg & Shawmut Railroad Company,
             Mountain Laurel Railroad Company and Red Bank Railroad Company                     ----        $3,194
                                                                                              ====================

                                      (5)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 1995 and 1996, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's registration statement on Form S-1, as amended (Registration Number 333-03972).

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

                                   Three Months Ended              Nine Months Ended
                                   ------------------              -----------------
                                 9/30/95         9/30/96          9/30/95      9/30/96
                                --------        --------         --------     --------
                               (Unaudited)     (Unaudited)      (Unaudited)  (Unaudited)
Revenues....................    $ 17,331        $ 19,022         $ 54,210     $ 57,893
Net income..................       1,136           1,763            2,949        4,432
Net income per share........    $   0.48        $   0.32         $   1.23     $   1.29
                                ========        ========         ========     ========

  Such pro forma information is not necessarily indicative of the results of future operations. Income per share information has been adjusted for the stock split (see note 4) as though it took place on January 1, 1995.

3.  CREDIT FACILITIES:

  On June 2, 1995, the Company refinanced approximately $14.3 million of previously existing notes and purchased approximately $6 million of rolling stock previously under an operating lease by entering into a credit facilities agreement. In conjunction with this refinancing transaction, an extraordinary charge for prepayment penalties and other financing costs on the early extinguishment of debt of approximately $851,000 ($494,000 net of income taxes) was incurred. These amounts have been recorded in the accompanying consolidated income statement as an extraordinary item, net of income taxes.

  On February 8, 1996, the Company amended and restated the credit facilities agreement. The amended and restated credit facilities provide for a $40 million term loan and a $34 million revolving credit facility. The term loan requires varying quarterly principal payments beginning September 30, 1996, with the remaining balance payable in February, 2001. The revolving credit facility provides for a mandatory commitment reduction of $2.0 million on December 31, 1997, with the remaining balance payable in February, 2001. The Company may voluntarily reduce the commitment on the revolving credit facility at any time without penalty, provided that no reinstatement of the commitment amounts may occur. In conjunction with the amendment and restatement, the Company paid debt financing fees of $1.7 million, primarily to a financial institution. These costs have been capitalized and are included in the accompanying balance sheets as of September 30, 1996 as an other asset and are being amortized over the period covered by the related credit facilities agreement using the straight-line method, which is not materially different from the amortization computed using the effective-interest method.

                                      (7)

  Both the term loan and the revolving credit facility accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0% to 3% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, never to exceed three months outstanding. The Company pays a 1/2% per annum commitment fee on all unused portions of the revolving credit facilities. Both the term loan and the revolving credit facility require mandatory prepayments when certain events occur. These events include, among other things, the generation of excess cash flow, the disposition of certain levels of assets not subject to prior liens and the sale of Company stock, all as defined in the agreement. These credit facilities are secured by substantially all the assets of the Company and the stock of certain subsidiaries. These facilities require the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, funded debt to net worth, cash flow coverage, EBIT to interest and minimum net worth, all as defined in the agreement. The Company is also limited in its ability to incur additional indebtedness, create liens on its assets, make certain capital expenditures and pay dividends greater than $32,000 in any one quarter.

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

  In connection with the Common Stock Offering, the Company, effective June 10, 1996, changed the par value of its Class A and Class B Common Stock from $10 per share to $.01 per share and increased the shares authorized to 12 million and
1.5 million shares, respectively. The rights and privileges of Class B Common Stock changed to substantially the same as Class A Common Stock, except it carries 10 votes per share, is convertible into Class A Common Stock and has transfer restrictions. The Class A Common Stock also has a 10% dividend preference over Class B Common Stock, as and if dividends are declared by the Board of Directors. Also, the Company executed an 18.5 to 1 stock split and reclassified the Company's outstanding Class A Common Stock into Class A and Class B Common Stock, depending on the election of the shareholder.

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

5.  SUPPLEMENTAL EARNINGS PER SHARE:

  Had the IPO occurred on January 1, 1996, earnings per share and weighted average shares outstanding for the nine-month period ending September 30, 1996 would have been as follows:

Net income per share...................................$0.99

Weighted average shares and equivalent shares
outstanding (in thousands).............................5,526

  The supplemental earnings per share information is not necessarily indicative of the results of future operations.

6.  SUBSEQUENT EVENTS:

  Rail Link, Inc.--On November 8, 1996, the Company completed its acquisition of
  ---------------
all of the common stock of Rail Link, Inc. ("Rail Link"). Rail Link provides railroad switching and related services to North American industries with extensive railroad facilities within their complexes. The purchase price was $9 million, with additional amounts payable based on performance. GWI financed the purchase by drawing on its revolving credit facility.

  Headquartered in Richmond, Virginia, Rail Link manages 20 switching operations, three short line railroads, a railcar cleaning operation, two track maintenance operations, and a locomotive leasing operation in 11 states.






            The remainder of this page is intentionally left blank.

                                      (9)

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's registration statement on Form S-1, as amended (Registration number 333-03972).

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

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Operating Revenues

  Operating revenues were $19.0 million in the quarter ended September 30, 1996 compared to $13.6 million for the same quarter of 1995, an increase of $5.4 million or 39.9%. The increase was largely attributable to a $4.9 million increase in freight revenues.

                                     (10)

  The following table compares freight revenues, carloads and average freight revenues per carload for the third quarters of 1995 and 1996:

          Freight Revenues and Carloads Comparison by Commodity Group
                Three Months Ended September 30, 1995 and 1996

                                                                                                            AVERAGE
                                                                                                            FREIGHT
                                                                                                            REVENUES
                                             FREIGHT REVENUES                      CARLOADS               PER CARLOAD
                                        ----------------------------     -----------------------------    -----------
                                               % OF            % OF              % OF            % OF
COMMODITY GROUP                         1995   TOTAL    1996   TOTAL     1995    TOTAL    1996   TOTAL    1995    1996
---------------                         ----   -----    ----   -----     ----    -----    ----   -----    ----    ----
                                           (DOLLARS IN THOUSANDS)
COAL, COKE & ORES............           $831    7.7%   $4,758   30.3%    3,863    12.8%   20,009   38.9%   $215   $238
PETROLEUM PRODUCTS...........          2,194   20.3     2,079   13.3     4,623    15.3     4,256    8.3     475    488
PULP & PAPER.................          1,792   16.6     1,774   11.3     4,936    16.4     4,835    9.4     363    367
LUMBER & FOREST PRODUCTS.....          1,156   10.7     1,354    8.6     3,760    12.5     4,350    8.4     307    311
METALS.......................          1,136   10.5     1,322    8.4     4,393    14.6     5,013    9.7     259    264
CHEMICALS & PLASTICS.........            881    8.2     1,170    7.5     1,750     5.8     2,300    4.5     503    509
FARM & FOOD PRODUCTS.........            729    6.8     1,045    6.7     2,084     6.9     3,482    6.8     350    300
AUTOS & AUTO PARTS...........            878    8.2       873    5.6     1,599     5.3     1,662    3.2     549    525
MINERALS & STONE.............            361    3.4       729    4.7     1,138     3.8     2,234    4.3     317    326
OTHER........................            555    5.2       454    2.9       915     3.0     2,652    5.1     607    171
SALT.........................            258    2.4       102    0.7     1,081     3.6       736    1.4     239    139
                                     -------  -----   -------  -----    ------   -----    ------  -----    ----   ----
TOTAL.....................           $10,771  100.0%  $15,660  100.0%   30,142   100.0%   51,529  100.0%   $380   $331
                                     =======  =====   =======  =====    ======   =====    ======  =====    ====   ====

  Freight revenues were $15.7 million in the third quarter of 1996 compared to $10.8 million in the third quarter of 1995, an increase of 45.4%. The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $4.5 million during the quarter, $3.9 million of which were revenues from the shipment of coal. Portland & Western, which started operations in August, 1995 in the Oregon region, generated $640,000 of freight revenues in the third quarter of 1996 compared to $110,000 in the same period of 1995, primarily from shipments of grain and lumber.

  Total carloads were 51,529 in the third quarter of 1996 compared to 30,142 in the comparable 1995 period, an increase of 21,387 or 71.0%. The increase was largely attributable to 17,633 carloads transported by new acquisitions, and 3,010 by Portland & Western compared to 718 in the same period of 1995.

  Non-freight revenues were $3.4 million in the third quarter of 1996 compared to $2.8 million in the comparable quarter of 1995, an increase of $533,000 or 18.8%. The increase is largely attributable to an increase of $306,000 in car hire and rental income, from $891,000 in the third quarter of 1995 to $1.2 million in the third quarter of 1996. Much of the increase is additional car hire revenue from new acquisitions.

Operating Expenses

  Operating expenses were $15.4 million in the third quarter of 1996 compared to $11.6 million in the same period of 1995, an increase of $3.8 million or 32.7%. Expenses associated with new acquisitions represented $3.1 million of the increase, and Portland & Western expenses represented an increase of $446,000 over the same period of 1995.

  The Company's operating ratio improved to 81.0% in the 1996 quarter from 85.4% for the 1995 quarter.

                                     (11)

  The following table sets forth a comparison of the Company's operating expenses for the third quarters of 1995 and 1996:

                         Operating Expense Comparison
                Three Months Ended September 30, 1995 and 1996

                                      1995              1996
                               ------------------  ----------------
                                          % of               % of
                                        Operating          Operating
                                   $    Revenues      $    Revenues
                               -------  --------- -------  --------
                                     (dollars in thousands)
Labor and benefits............  $4,743    34.9%    $6,288     33.1%
Equipment rents...............   1,812    13.3      2,191     11.5
Purchased services............     564     4.1        821      4.3
Depreciation and amortization.   1,027     7.5      1,585      8.3
Diesel fuel...................     771     5.7        986      5.2
Casualties and insurance......     839     6.2      1,173      6.2
Materials.....................     711     5.2        752      3.9
Other.........................   1,151     8.5      1,617      8.5
                               -------  -------   -------  --------
Total......................... $11,618    85.4%   $15,413     81.0%
                               =======  =======   =======  ========

  Labor and benefits expense was $6.3 million in the third quarter of 1996 compared to $4.7 million in the same period of 1995, an increase of $1.6 million or 32.6%, primarily due to the commencement of operations by new acquisitions. Labor costs decreased as a percentage of revenues, however, to 33.1% in the third quarter of 1996 from 34.9% in the same period of 1995. The decrease reflects the efficiency of the new acquisition's unit coal train operations.

  Equipment rents expense increased to $2.2 million in the third quarter of 1996 compared to $1.8 million in the third quarter of 1995, but it decreased to 11.5% of operating revenues from 13.3% in the year ago period. This is mainly because the largest component of equipment rents, car hire expense, decreased from 7.3% of operating revenue in the third quarter of 1995 to 5.3% for the third quarter of 1996 due to the efficiency of the new acquisitions.

  Depreciation and amortization expense was $1.6 million in the third quarter of 1996 compared to $1.0 million for the same period of 1995, an increase of $558,000 or 54.3%. The increase primarily reflects depreciation and amortization related to new acquisitions.

Interest Expense and Income Taxes

  Interest expense in the third quarter of 1996 was $796,000 compared to $907,000 in the comparable period of 1995. The decrease reflects the lower overall debt outstanding due to the equity offering in June, 1996, and subsequent reduction of debt with the proceeds of $45.8 million, after underwriter commission, on June 28, 1996. The effective rate of state and federal income taxes was 42% in 1995 compared to 40.5% in 1996.

                                     (12)

Net Income

  The Company's net income in the quarter ended September 30, 1996 was $1.8 million compared to $654,000 for the same period of 1995. The difference of $1,109,000 is largely attributable to new acquisitions in 1996.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Operating Revenues

  Operating revenues were $54.6 million in the nine months ended September 30, 1996 compared to $40.2 million for the same period of 1995, an increase of $14.4 million or 35.8%. The increase was largely attributable to a $12.7 million increase in freight revenues.

  The following table compares freight revenues, carloads and average freight revenues per carload for the nine month periods ended September 30, 1995 and 1996:

          Freight Revenues and Carloads Comparison by Commodity Group
                 Nine Months Ended September 30 1995 and 1996


                                                                                                               AVERAGE
                                                                                                               FREIGHT
                                                                                                               REVENUES
                                            FREIGHT REVENUES                           CARLOADS              PER CARLOAD
                                    ---------------------------------       ------------------------------   -----------
                                             % OF               % OF                % OF             % OF
COMMODITY GROUP                       1995   TOTAL    1996      TOTAL        1995   TOTAL    1996    TOTAL    1995  1996
-----------------------------       -------  -----   -------    -----       ------  -----   -------  -----    ----  ----
                                        (DOLLARS IN THOUSANDS)
COAL, COKE & ORES............        $2,047    6.4%  $13,227     29.8%      10,004   11.1%   53,251   37.5%   $205  $248
PETROLEUM PRODUCTS...........         6,271   19.7     6,507     14.6       13,162   14.7    13,195    9.3     476   493
PULP & PAPER.................         5,222   16.4     5,194     11.7       14,407   16.1    13,985    9.9     362   371
LUMBER & FOREST PRODUCTS.....         3,259   10.2     4,043      9.1       10,108   11.3    13,143    9.3     322   308
METALS.......................         3,376   10.6     3,801      8.5       12,712   14.2    14,682   10.4     266   259
CHEMICALS & PLASTICS.........         2,515    7.9     3,311      7.4        5,080    5.7     6,281    4.4     495   527
AUTOS & AUTO PARTS...........         2,516    7.9     2,688      6.0        4,607    5.1     5,096    3.6     546   527
FARM & FOOD PRODUCTS.........         1,943    6.1     2,622      5.9        5,593    6.2     8,198    5.8     347   320
MINERALS & STONE.............         1,065    3.3     1,559      3.5        3,177    3.5     4,757    3.4     335   328
OTHER........................         1,680    5.3     1,304      2.9        3,540    3.9     7,518    5.3     475   173
SALT.........................         1,973    6.2       271      0.6        7,352    8.2     1,615    1.1     268   168
                                    -------  -----   -------    -----       ------  -----   -------  -----    ----  ----
TOTAL.....................          $31,867  100.0%  $44,527    100.0%      89,742  100.0%  141,721  100.0%   $372  $338
                                    =======  =====   =======    =====       ======  =====   =======  =====    ====  ====

  Freight revenues were $44.5 million in the first nine months of 1996 compared to $31.9 million in the same period of 1995, an increase of $12.7 million or 39.7%. The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $12.6 million during the period, $11.5 million of which were from the shipment of coal. Portland & Western, which started operations in August, 1995 in the Oregon region, generated $1.8 million of freight revenues in the nine months of 1996 compared to $110,000 in the same period of 1995, primarily from shipments of grain and lumber.

                                     (13)

  Total carloads were 141,721 in the first nine months of 1996 compared to 89,742 in the comparable 1995 period, an increase of 51,979 or 57.9%. The increase was largely attributable to 47,770 carloads, primarily coal, transported by new acquisitions. Portland & Western transported 8,396 carloads in the 1996 period compared to 718 carloads in the 1995 period.

  Non-freight revenues were $10.1 million in the first nine months of 1996 compared to $8.4 million in the comparable period of 1995, an increase of $1.7 million or 20.9%. The new acquisitions generated $1.2 million of facility management, switching and lumber storage revenues, and an additional $421,000 was generated from car hire revenue. There is also a gain of $593,000 in the 1996 period from the sale of railcars, with no similar transaction in the 1995 period.

Operating Expenses

  Operating expenses were $44.0 million in the first nine months of 1996 compared to $35.3 million in the same period of 1995, an increase of $8.7 million or 24.8%. Expenses associated with new acquisitions represented $7.5 million of the increase, and Portland & Western expenses represented an increase of $1.7 million over the same period of 1995.

  The Company's operating ratio improved to 80.6% in the 1996 period from 87.7% for the first nine months of 1995.

  The following table sets forth a comparison of the Company's operating expenses for the first nine months of 1995 and 1996:

                         Operating Expense Comparison
                 Nine Months Ended September 30, 1995 and 1996

                                      1995              1996
                                 -----------------  -----------------
                                            % of               % of
                                          Operating          Operating
                                    $     Revenues     $     Revenues
                                 -------  --------  -------  --------
                                       (dollars in thousands)
Labor and benefits.............  $14,037    34.9%   $17,822     32.6%
Equipment rents................    5,658    14.1      6,194     11.3
Purchased services.............    1,698     4.2      2,432      4.5
Depreciation and amortization..    2,927     7.3      4,479      8.2
Diesel fuel....................    2,391     5.9      3,105      5.7
Casualties and insurance.......    2,822     7.0      3,191      5.8
Materials......................    2,233     5.5      2,185      4.0
Other..........................    3,533     8.8      4,636      8.5
                                 -------  -------   -------  --------
Total..........................  $35,299    87.7%   $44,044     80.6%
                                 =======  =======   =======  ========

  Labor and benefits expense was $17.8 million in the first nine months of 1996 compared to $14.0 million in the same period of 1995, an increase of $3.8 million or 27.0%, primarily due to the commencement of operations on new acquisitions. Labor costs decreased as a percentage of revenues, however, to 32.6% in the first nine months of 1996 from 34.9% in the same period of 1995. The decrease reflects the efficiency of the unit coal train operations on new acquisitions.

                                     (14)

  Equipment rents expense increased to $6.2 million for the nine months ended September 30, 1996 compared to $5.7 million for the same period of 1995, but it decreased to 11.3% of operating revenues from 14.1% in the year ago period.
This is mainly because the largest component of equipment rents, car hire expense, decreased from 10.1% of operating revenue for the first nine months of 1995 to 8.3% for the same period of 1996 due to the efficiency of the new acquisitions. The reduction of equipment rents expense as a percentage of operating revenues also reflects the reduction in the amount of equipment under operating leases. In June, 1995 the Company purchased railcars and locomotives, which it had previously used under operating leases, which reduced equipment rent expense under the terminated lease.

  Depreciation and amortization expense was $4.5 million in the first nine months of 1996 compared to $2.9 million for the same period of 1995, an increase of $1.6 million or 53.0%. The increase primarily reflects depreciation and amortization related to new acquisitions.

Interest Expense and Income Taxes

  Interest expense for the period ended September 30, 1996 was $3.8 million compared to $2.5 million for the comparable period of 1995, an increase of $1.3 million or 53.0%. The increase reflects the increased debt for the financing of new acquisitions, offset in part by the repayment of $45.8 million of debt on June 28, 1996, from proceeds of the equity offering. The effective rate of state and federal income taxes was 42% in 1995 compared to 40.5% in 1996.

Net Income

  The Company's net income for the nine months ended September 30, 1996 was $4,286,000 compared to $1,066,000 for the same period of 1995. The difference of $3,220,000 is largely attributable to the new acquisitions in 1996; the application of equity offering proceeds of $45.8 million to debt on June 28, 1996; and in 1995, to the write-off of prepayment penalties and financing fees totaling $494,000 after netting out $357,000 of related income taxes.

Liquidity and Capital Resources

  During the nine months ended September 30, 1996 the Company generated cash from operations of $9.3 million. Of this amount, $695,000 was generated by an excess of trade accounts payable over trade accounts receivable as recorded by new acquisitions. The Company received $4.4 million in proceeds from the sale of equipment.

  During the first nine months of 1995 the Company generated cash from operations of $938,000 and had net new borrowings of $6.7 million. A total of $13.2 million was invested in capital assets.

  The Company has budgeted $7.3 million in capital expenditures in 1996 (excluding the acquisitions of Illinois & Midland and Pittsburg & Shawmut), $3.7 million of which was completed as of September 30, 1996.

                                     (15)

  On June 28, 1996 the Company closed an underwritten initial public offering of 3,045,200 shares of class A common stock, of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The selling price was $17 per share. The proceeds of the offering of $45.8 million, after netting 7% underwriting commission, were used to pay down the debt. Other costs of the IPO of $1.0 million were paid by the Company.

  At September 30, 1996 the Company had long-term debt (including current portion) totaling $28.9 million, which comprised 32.5% of its total capitalization. This compares to long-term debt, including current portion, of $39.9 million at December 31, 1995, comprising 79.1% of total capitalization.

  The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and equipment needs (primarily rolling stock) related to acquisitions. The Company believes that its cash flow from operations together with amounts available under its credit facilities will enable the Company to meet its liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of its credit facilities.



            The remainder of this page is intentionally left blank.

                                     (16)

PART  II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
         NONE

ITEM 5. OTHER INFORMATION - ON NOVEMBER 11, 1996 THE REGISTRANT ISSUED THE FOLLOWING PRESS RELEASE:

NEWS RELEASE                  Contact: Mark W. Hastings
For Immediate Release                  Senior VP and CFO
November 11, 1996                      (203) 629-3722

           GENESEE & WYOMING INC. ACQUIRES VARLEN'S RAIL LINK, INC.
            COMPANY SPECIALIZES IN RAILROAD SWITCHING FOR INDUSTRY

     GREENWICH, CT, Nov. 11 -- Genesee & Wyoming Inc. (Nasdaq: GNWR) ("GWI") reported that on Friday it completed its acquisition of all of the common stock of Rail Link, Inc. ("Rail Link"). Rail Link is a leading provider of railroad switching and related services to North American industries with extensive railroad facilities within their complexes. The purchase represents a significant expansion into this segment of the industry by GWI, which already operates a switching facility in Dayton, Texas.

     The purchase price was $9 million, with additional amounts payable based on performance. GWI financed the purchase by drawing on its revolving credit facility with a group of lenders headed by BancBoston.

     James W. Benz, who started Rail Link in 1988, will continue as President of the company.

     Rail Link manages 20 switching operations, three short line railroads, a railcar cleaning operation, two track maintenance operations, and a locomotive leasing operation in 11 states. The company's operating revenues for calendar 1996 are estimated at over $10 million, and it employs about 230 people.

     Headquartered in Richmond, Virginia, Rail Link was a wholly-owned subsidiary of Brenco, Inc., which was acquired by Chicago-based Varlen Corporation (Nasdaq: VRLN) in August, 1996. Varlen is a manufacturer of precision engineered products for the railroad, heavy duty truck, automotive and petroleum industries.

     Mort Fuller, Chairman and CEO of GWI, commented on the transaction as follows: "We feel that the railroad switching service industry still has room to grow in North America, a fact recognized by Jim Benz eight years ago. Rail Link has carved out a place in this segment of the industry by offering high quality service, which mirrors our approach in operating our current short line and regional companies. We are pleased to have Rail Link as a platform from which to pursue new opportunities, and we feel that this is a natural fit with our current operations."

                                     (17)

     GWI is a leading operator of short line and regional freight railroads and provider of industrial switching services. Operating over 1,500 miles of track, rail operations are concentrated in four distinct regions of the United States, with industrial switching operations throughout the country.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A). EXHIBITS - SEE INDEX TO EXHIBITS

(B)  REPORTS ON FORM 8-K:

     No Reports on Form 8-K were filed by the Registrant during the period covered by this Report.



            The remainder of this page is intentionally left blank.

                                     (18)

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

 (4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
        INDENTURES

        (a) Form of Restated Certificate of Incorporation (Exhibit 3.2)/2/

        (b) By-laws (Exhibit 3.3)/1/

        (c) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)/3/

        (d) Form of Class B Stockholders' Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)/2/

        (e) Promissory Note dated December 28, 1989 of GWI Leasing Corporation in favor of Deutsche Credit Corporation (Exhibit 4.3)/1/

        (f) Railcar Finance Notes dated July 8, 1991 and November 27, 1991 of GWI Leasing Corporation in favor of Deutsche Credit Corporation (Exhibit 4.4)/1/

        (g) Railcar Finance Notes, dated November 27, 1991 and December 31, 1991 of GWI Leasing Corporation in favor of Deutsche Credit Corporation (Exhibit 4.5)/1/

        (h) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)/1/

        (i) Amended and Restated Loan and Security Agreement dated December 28, 1989 between GWI Leasing Corporation, and Deutsche Credit Corporation and Amendment No. 1 dated December 28, 1989 (Exhibit 4.7)/1/

                                     (19)

        (j) Loan and Security Agreement dated December 27, 1990 between GWI Leasing Corporation and Deutsche Credit Corporation, and Amendments dated June 28, 1991 and November 22, 1991 (Exhibit 4.8)/1/

        (k) Guaranty dated December 27, 1990 of the Registrant in favor of Deutsche Credit Corporation (Exhibit 4.9)/1/

        (l) Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 8, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.10)/1/

        (m) Revolving Credit Note dated as of February 8, 1996 of the Registrant and certain of its subsidiaries in favor of The First National Bank of Boston (Exhibit 4.11)/1/

        (n) Term Note dated as of February 8, 1996 of the Registrant and certain of its Subsidiaries in favor of The First National Bank of Boston (Exhibit 4.12)/1/

        (o) Amended and Restated Security Agreement dated as of February 8, 1996 among the Registrant, certain of its Subsidiaries and The First National Bank of Boston (Exhibit 4.13)/1/

        (p) Amended and Restated Stock Pledge Agreement dated as of February 8, 1996 between the Registrant and The First National Bank of Boston (Exhibit 4.14)/1/

        (q) Amended and Restated Collateral Assignment of Partnership Interests dated as of February 8, 1996 of the Registrant and GWI Dayton, Inc. in favor of The First National Bank of Boston (Exhibit 4.15)/1/

        (r) Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 26, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.16)/2/

   (10) MATERIAL CONTRACTS - NONE

*(11.1) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

   (15) LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION

        Not applicable.

   (18) LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

        Not applicable.

   (19) REPORT FURNISHED TO SECURITY HOLDERS

        Not applicable.

                                     (20)

   (22)  PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
         HOLDERS

         Not applicable.

   (23)  CONSENTS OF EXPERTS AND COUNSEL

         Not applicable.

   (24)  POWER OF ATTORNEY

         Not applicable.

  *(27)  FINANCIAL DATA SCHEDULE

   (99)  ADDITIONAL EXHIBITS

____________________________

*Exhibit filed with this Report.

    /1/Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1 (Registration No. 333-
3972). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

    /2/Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

    /3/Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

    /4/Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment .



            The remainder of this page is intentionally left blank.

                                     (21)

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENESEE & WYOMING INC.

Date:  November 14, 1996                By: /s/ Mortimer B. Fuller, III
                                            ---------------------------
                                        Name:   Mortimer B. Fuller, III
                                        Title: President and CEO


Date:  November 14, 1996                By: /s/ Alan R. Harris
                                            ---------------------------
                                        Name:   Alan R. Harris
                                        Title: Chief Accounting Officer



            The remainder of this page is intentionally left blank.

                                     (22)