Form 10-K
period 1996-12-31
GENESEE & WYOMING INC
filed 1997-03-31
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K


     /X/    Annual Report Pursuant to Section 13 or 15(d)of the
            Securities Exchange Act of 1934 [Fee Required]
            For the Fiscal Year Ended December 31, 1996

                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
            For the transition period from_______to______

                          Commission File No.  0-20847
                                               -------

                              --------------------

                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                    06-0984624
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

71 Lewis Street, Greenwich, Connecticut            06830
---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)

(203) 629-3722
--------------
(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

                              Name of Each Exchange
Title of Each Class           on which Registered
-------------------           -------------------

None

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.01 par value
                     -------------------------------------

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             [X] YES    [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. []

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 25, 1997: $112,271,808.

Shares of common stock outstanding as of the close of business on March 25, 1997:

Class                  Number of Shares Outstanding
-----                  ----------------------------
Class A Common Stock              4,399,832

Class B Common Stock                846,556


Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                     DOCUMENT INCORPORATED BY REFERENCE
-----------------                     ----------------------------------

Part III, Items 10, 11, 12 and 13     Registrant's proxy statement to be
                                      issued in connection with the Annual
                                      Meeting of the Stockholders of the
                                      Registrant to be held on May 20, 1997.



            The remainder of this page is intentionally left blank.

                                     PART I

ITEM 1. BUSINESS

      Genesee & Wyoming Inc. (the "Registrant" or the "Company") is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to North American industries with extensive railroad facilities within their complexes. The Company's predecessor, Genesee and Wyoming Railroad Company, was founded in 1899 by E.L. Fuller and his partners. From its founding through 1977, the Company was dependent on a single commodity, salt, produced by a single customer. In 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Company and became its Chief Executive Officer, the Company generated $3.9 million in operating revenues over its 14 miles of track. In 1978, under the leadership of Mr. Fuller, the Company began a strategy of diversifying its sources of revenues, initially in the railcar leasing business and then through rail line acquisitions and most recently, through the acquisition of Rail Link, Inc., which provides railroad switching and related services. As a result of the Company's acquisition and marketing strategies, the Company has become a diversified rail operation extending over approximately 1,500 miles of track in nine states. With the addition of the recently acquired industrial switching subsidiary, the Company now serves over 300 customers in 15 states.

INDUSTRY OVERVIEW

      The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (the "Staggers Rail Act"), which deregulated the pricing and types of services provided by railroads. Since 1980, Class I railroads in the United States and Canada have taken aggressive steps to improve profitability and recapture market share. In furtherance of that goal, these Class I railroads have focused their management and capital resources on their long-haul core systems, and certain of them have sold branch lines to smaller and more cost-efficient rail operators that are willing to commit the resources necessary to meet the needs of the shippers located on these lines. Divestment of branch lines enables Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.

      The commitment of Class I carriers to increase efficiency and profitability has also led to an increase in merger activity among long haul railroads, such as the mergers between Union Pacific Corporation and Chicago and North Western Holdings Corp., Burlington Northern Inc. and Santa Fe Pacific Corporation, Union Pacific Corporation and Southern Pacific Rail Corporation and, most recently, the pending merger or split up of Consolidated Rail Corporation with or between Norfolk Southern Corp. and CSX Transportation, Inc. These consolidations present both risk and opportunity for the Company. The acquisition of Conrail may impact the Company's Northeast region. Until the details of these consolidations reach greater clarity, the Company is unable to determine the impact on its operations, particularly in the Northeast.

      The Company believes that there will continue to be opportunities to acquire lines from Class I railroads in the United States and that there may be opportunities to make acquisitions among the over 500 existing short line and regional railroads. The Company believes there may be acquisition opportunities in Canada and Mexico as well, although governmental regulations may limit acquisition opportunities in these countries. Both Canadian National Railway Company and Canadian Pacific Limited have divestment programs, and Mexico has announced a privatization program of the National Railroad of Mexico which could include the disposition of rail lines.

STRATEGY

      The Company's strategy is to become the dominant provider of rail freight transportation in the markets it serves by (i) growing its business through acquisitions to establish new regions or increase its presence in existing regions, (ii) expanding its revenue base within each region through marketing efforts, and (iii) improving its operating efficiency through rationalization and consolidation of overhead expenses. The Company's growth to date has been the result of the acquisition of rail properties, which has expanded the Company's customer base and diversified its commodity mix, and its marketing efforts.

     Acquisition of Rail Properties

      The Company seeks to expand its business through the selective acquisition of rail properties, both in new regions and in regions in which it currently operates. The Company's fundamental acquisition strategy is to identify properties that have large industrial customers which will provide the Company with a stable revenue base and the potential to generate incremental revenues and additional customers upon implementation of a focused marketing plan. In new regions, the Company targets rail properties that have adequate size to establish a presence in the region, provide a basis for growth in the region and attract qualified management. When acquiring rail properties in its existing regions, in addition to seeking properties with large industrial customers, the Company targets rail properties where it believes the successful implementation of its operating strategy is likely to generate significant operating efficiencies.

      In evaluating acquisition opportunities, the Company considers, among other matters, the size of the rail operations, opportunities for expansion, commodity and customer diversification, revenue stability, connecting carriers, track condition and maintenance requirements, and expected financial returns. The Company also considers acquisition opportunities that have the potential to enable its railroads to provide better or more cost-effective service to major shippers or to increase and diversify the overall customer base of its railroads. The Company develops acquisition prospects through its relationships with Class I carriers and its reputation in the industry. In addition, the Company currently has four consultants on retainer to assist in the identification and development of acquisition opportunities. The Company has successfully integrated twelve acquisitions of varying sizes and operating characteristics, of which four were existing short lines, seven were Class I divestitures and one was an industrial switching company with three wholly-owned subsidiary companies.

      The Company acquires rail properties by purchase of assets, or is able to serve a market through lease or operating contract. Typically, the Company bids against other short line and regional operators for available properties. The structure of each transaction is determined based upon economic and strategic considerations. In addition to the financial terms of the transaction, sellers consider more subjective criteria such as a prospective acquiror's operating experience, its reputation among shippers, and its ability to close a transaction and commence operations smoothly. The Company believes it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is able to provide increased revenue to the Class I carriers that connect with its lines. The Company sees this ability to provide increased revenue to Class I carriers as an advantage in bidding for properties.

     Marketing

      The Company's marketing strategy is to build each region on a base of major industrial customers, to grow that base business through marketing efforts directed at its major customers and to generate incremental revenues outside the base of major customers by attracting smaller customers and providing ancillary services which generate non-freight revenues. The Company believes that over the long term, its strategy of building its regions around a core of major industrial customers provides a stable revenue base and allows the Company to focus its efforts on additional growth opportunities within a region. Of the 13 customers that generated freight revenues in excess of $1 million in 1996, all but four depend exclusively on the Company for rail service to support their facilities, and the Company believes that each of these facilities is strategically important to the respective customers. While the other four customers are not dependent on the Company, the Company's railroads provide the best route for them to move their products by rail. Through implementation of its marketing strategy, the Company intends to increase further the number of major customers so that, over time, the Company's reliance on any one customer will be reduced.

      Consistent with its decentralized management structure, the Company's sales and marketing activity is coordinated in each region by a marketing manager. The marketing manager works closely with personnel of each of the Company's railroads and with other department heads to develop marketing plans to increase shipments from existing customers and develop new business. The Company focuses on providing rail service to its customers that is easily accessible, reliable and cost-effective. The Company considers all of its employees to be customer service representatives and encourages them to initiate and maintain regular contact with shippers.

      Because most of the traffic transported by the Company's railroads is interchanged with Class I carriers, the Company's marketing efforts are often aimed at enhancing its railroads' relationships with Class I carriers as well as shippers. The Company provides related rail services such as railcar leasing, railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. For example, the Company supplies cars to its customers or its railroads when, among other things, a customer has a need which cannot be filled by cars supplied by Class I railroads or the Company has an opportunity to provide cars on a cost basis that both meets customer needs and improves the economics of a freight move to the Company. The Company actively manages its railcar portfolio, buying and selling equipment to take advantage of changes in market value in conjunction with changes in its customers needs.

     Operations

      The Company's operating strategy is to increase efficiency and profitability in each region in which it operates. When acquiring new rail properties within an existing region, the Company capitalizes on operating efficiencies created by the presence of its other railroads within that region. For example, in connection with its Pittsburg & Shawmut acquisition, the Company will be able to liquidate 42 miles of track and sell a number of locomotives and railcars. In addition, consolidation of revenue and accounting functions often allows the Company to operate new railroads with fewer employees, as was the case with both its Illinois & Midland and Pittsburg & Shawmut acquisitions. The Company rationalizes its track, where appropriate, to make its operations more efficient. Abandonments are planned on Buffalo & Pittsburgh, Louisiana & Delta and Pittsburg & Shawmut in 1997. The Company also seeks and grants trackage rights to improve regional rail infrastructure efficiency.

      The Company intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company's shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company's railroads to the economic infrastructure of those regions, approximately $18.2 million in state and federal grants for track rehabilitation and service improvements has been invested in the Company's rail properties since 1987.

RAILROAD OPERATIONS

     Management

      The Company's decentralized management structure is an important element of its railroad operations. The Company's Chief Executive Officer and Chief Financial Officer have responsibility for overall strategic and financial planning. Significant operational discretion is given to local management of the Company's railroads, with each regional Senior Vice President responsible for implementing a strategic plan for the region reflected in annual budgets, monitored through quarterly reviews and reinforced by incentive compensation tied to results. Regional Senior Vice Presidents and local managers also have specific operational objectives for continuous improvement such as reducing car hire expense or on-the-job lost time injuries. The plan for each region is updated annually. Each railroad is given significant freedom in pricing, staffing, purchasing, marketing and operations, enabling the railroad's management to be more responsive to customer needs and emerging business opportunities. Managers from all regions meet periodically to discuss operational matters such as marketing, safety and locomotive acquisition and maintenance. Senior management of the Company also meets monthly to review each railroad's operations.

      The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based profit sharing and bonus programs.

     Customers

      The Company's railroads and switching operations currently serve over 300
customers.   A large portion of the Company's operating revenues is attributable to customers operating in the electric utility, forest products, petroleum and salt industries. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers, which is a group that changes annually, accounted for approximately 53%, 50% and 49% of the Company's revenues in 1994, 1995 and 1996, respectively. In 1996, the Company's largest customer was Commonwealth Edison, an electric utility, which accounted for approximately 18% of operating revenues. Through 1995, the Company's largest customer was Akzo Nobel Salt, Inc. ("Akzo"), which accounted for approximately 12% of operating revenue in 1994, 9% in 1995 and 4% in 1996. Since 1994, revenues from Akzo have been negatively affected by the flooding of the Akzo mine. See Item 7. of this Report under the heading "Akzo Mine". The Company typically ships freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years.

     Commodities

      The Company's railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a well-diversified commodity mix while others transport one or two principal commodities. In 1996, coal, coke and ores and petroleum products were the two largest commodity groups transported by the Company's railroads, constituting 32.7% and 13.9%, respectively, of total freight revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 1996 Compared to Year Ended December 31, 1995"), and 40.5% and 8.8%, respectively, of total carloads. The following table summarizes the aggregate traffic volume of the Company's railroads by commodity group:

                      CARLOADS CARRIED BY COMMODITY GROUP

                                  YEAR ENDED                    YEAR ENDED
                               DECEMBER 31, 1996             DECEMBER 31, 1995
                            -----------------------      --------------------------


                             Carloads   % of total       Carloads       % of total
Commodity Group             ----------  ----------   -----------------  ----------
--------------------------
Coal, Coke & Ores               81,606        40.5%             12,398        10.5%
Petroleum Products              17,549         8.8%             17,559        14.8%
Pulp & Paper                    19,480         9.7%             18,667        15.7%
Lumber & Forest Products        17,135         8.5%             14,022        11.8%
Metals                          20,218        10.0%             17,014        14.3%
Chemicals                        8,289         4.1%              6,641         5.6%
Farm & Food Products            11,402         5.7%              5,778         4.9%
Autos & Auto Parts               6,301         3.1%              6,381         5.4%
Minerals & Stone                 6,766         3.4%              4,189         3.5%
Salt                             2,300         1.1%              7,865         6.6%
Other                           10,261         5.1%              8,159         6.9%
                               -------       -----             -------       -----
    Total                      201,307       100.0%            118,673       100.0%
                               =======       =====             =======       =====

      Coal, coke and ores consist primarily of shipments of coal to utilities and industrial customers.

      Petroleum products consist primarily of fuel oil and crude oil.

      Pulp and paper consist primarily of inbound shipments of pulp and outbound shipments of kraft and fine papers.

      Lumber and forest products consist primarily of finished lumber used in construction, particleboard used in furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.

      Metals consist primarily of scrap metal and finished steel products shipped to and from two steel mills, and coated pipe.

      Chemicals consist primarily of various chemicals used in manufacturing.

      Farm and food products consist primarily of sugar, molasses, rice and other grains and fertilizer.

      Autos and auto parts consist primarily of finished automobiles.

      Minerals and stone consist primarily of gravel and stone used in construction.

      Salt consists of mined rock salt used for roadway ice control.

     Rail Traffic

      Rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that either originates or terminates with shippers located on a railroad and is interchanged with another rail carrier. On-line traffic that both originates and terminates on a railroad is referred to as local traffic. Overhead traffic neither originates nor terminates on a railroad, but rather passes over a railroad from one connecting carrier to another.

      The Company believes that on-line shipments provide it with a stability of revenues because such traffic represents shipments to or from shippers located along its lines which cannot easily be diverted to other rail carriers. While overhead traffic is more easily diverted, it is less costly to handle. To offset the potential for diversion of overhead traffic, the Company has sought long-term contracts on its significant overhead traffic. In 1996, approximately two-thirds of GWI's overhead traffic was transported under such multi-year contracts. In 1996, 8.9% of freight revenues was generated by overhead traffic compared to 12.8% in 1995.

      The following table summarizes freight revenues by type of traffic carried by the Company's railroads.

                        FREIGHT REVENUES BY TRAFFIC TYPE
                             (DOLLARS IN THOUSANDS)

                                          YEAR ENDED                     YEAR ENDED
                                       DECEMBER 31, 1996             DECEMBER 31, 1995
                                       -----------------            ------------------

TRAFFIC TYPE                         AMOUNT           % OF TOTAL     AMOUNT    % OF TOTAL
------------                         ------            ---------     ---------  ----------
On-line
      Originated                    $19,796               31.8%     $16,770        39.6%
      Terminated                     31,492               50.5%      17,104        40.4%
      Local                           5,507                8.8%       3,068         7.2%
                                    -------              -----      -------       -----
         Total On-line               56,795               91.1%      36,942        87.2%
Overhead                              5,521                8.9%       5,410        12.8%
                                    -------              -----      -------       -----
         Total Traffic              $62,316              100.0%     $42,352       100.0%
                                    =======              =====      =======       =====


     Safety

      GWI's safety program involves all employees and focuses on the prevention of accidents and injuries. The Senior Vice President of each region is accountable for the results of the program, and each has an officer responsible for day-to-day program administration. Line supervisors have direct responsibility for the safety and training of their personnel.

      The Company maintains a corporate-wide safety policy facilitated by a full-time Safety Director. The Company's safety program also gives each railroad the flexibility to develop its own safety rules based on local requirements or practices. Each railroad complies fully with all federal, state and local government regulations. Operating personnel are trained and certified in train operations, hazardous materials handling, proper radio procedures and all other areas subject to governmental rules and regulations.

      The Company also participates in governmental and industry sponsored safety programs. Members of the Company's management serve on the Board of Directors of Operation Lifesaver (the national grade crossing awareness program), the New Program Committee of Operation Lifesaver and the American Short Line Railroad Association Safety Committee. In addition, the Company has a working team consisting of the safety officers from each railroad. This team is charged with ongoing development and refinement of the Company's safety program and coordination with each railroad to insure compliance with and implementation of all safety rules and regulations.

     Employees

      As of December 31, 1996, the Company had 690 full-time employees. Of this total, 139 are members of national labor organizations. The Company has eight contracts with these national labor organizations which have expiration dates ranging from August 1997 to June 1999. The Company has also entered into collective bargaining agreements with an additional 68 employees who represent themselves, all of which expire in 1999.

      In March 1994, approximately 40 employees of one of the Company's railroads began an illegal work stoppage to protest the use of management on train crews. A temporary restraining order was issued and the underlying dispute was subsequently resolved in arbitration. The work stoppage did not have a material effect on the Company's operations and the Company believes the work stoppage has not had an adverse effect on its overall employee relations. The Company has not experienced any other strikes or work stoppages for over 20 years. The Company believes that its railroads' relations with their employees are good.

INSURANCE

      The Company has obtained for each of its railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $25,000 to $250,000 per occurrence. In addition, the Company maintains an excess liability policy which provides supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policy. The Company also maintains all-risk property damage coverage, subject to a standard pollution exception and self-insured retentions ranging from $10,000 to $250,000.

      Employees of the Company's railroads are covered by the Federal Employers' Liability Act ("FELA"), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company's liability insurance policies.

      The Company believes its insurance coverage is adequate in light of its experience and the experience of the rail industry. However, there can be no assurance as to the adequacy, availability or cost of insurance in the future.

COMPETITION

      In acquiring rail properties, the Company competes with other short line and regional railroad operators, some of which are larger and have greater financial resources than the Company. Competition for rail properties is based primarily upon price, operating history and financing capability. The Company believes its established reputation as a successful acquiror and operator of short line rail properties, in combination with its managerial and financial resources, effectively positions it to take advantage of acquisition opportunities.

      Each of the Company's railroads is typically the only rail carrier directly serving its customers; however, the Company's railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among the Company's railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination transportation package. To the extent other carriers are involved in transporting a shipment, the Company cannot control the cost and quality of such service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

REGULATION

      The Company's railroads are subject to regulation by the Surface Transportation Board ("STB"), the Federal Railroad Administration ("FRA"), state departments of transportation and some state and local regulatory agencies. The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission. Established by the ICC Termination Act of 1995 ("ICCTA"), the STB has jurisdiction over, among other things, service levels and compensation of carriers for use of their railcars by other carriers. It also must authorize extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers; in limited circumstances, it may condition such authorization upon the payment of severance benefits to affected employees. The STB may review rail carrier pricing only in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The FRA has jurisdiction over safety and railroad equipment standards and also assists in coordinating projects for railroad route simplification.

      In 1980, the Staggers Rail Act fundamentally changed federal regulatory policy by emphasizing the promotion of revenue adequacy (the opportunity to earn revenues sufficient to cover costs and attract capital) for the railroads and allowing competition to determine to a greater extent rail prices and route and service options. The ICCTA continues the trend towards limiting regulation of rail prices. As a result of these changes in legislative policy, the railroad industry's rate structure has evolved from a system of interrelated prices that applied over different routes between the same points to a combination of market based prices that are now subject to limited regulatory constraints. While federal regulation of rail prices has been significantly curtailed, federal regulation of services continues to affect profitability and competitiveness in the railroad industry.

      The ICCTA has not been in effect long enough to determine its impact on the short line and regional railroad industry. In reducing regulation an effect of the ICCTA may be diminished regulatory recourse for small railroads which negatively affects their competitive position with their Class I connections.

ENVIRONMENTAL MATTERS

      The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. These environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. There are no material environmental claims currently pending or, to the Company's knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

ITEM 2. PROPERTIES

      The Company currently operates 15 railroads in nine states, of which ten are owned, four are leased and one is operated under an operating agreement.
The Company's railroads own or lease 1,279 miles of track and operate over an additional 270 miles pursuant to trackage rights and haulage contracts. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property are not material.
Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company's railroads.

      The following table sets forth certain information as of December 31, 1996 with respect to the Company's railroads:





                                                                 CONNECTING
RAILROAD AND LOCATION        TRACK MILES   STRUCTURE             CARRIERS (1)
---------------------        -----------   ---------             ------------
Allegheny & Eastern
 Railroad, Inc. ("ALY")          153  (2)  Owned                BPRR, CR
 Pennsylvania

Bradford Industrial
 Railroad, Inc. ("BR") New         4  (3)  Owned                BPRR, CR
 York, Pennsylvania

Buffalo & Pittsburgh
 Railroad, Inc. ("BPRR")         279  (4)  Owned/Leased         ALY, BLE, BR,
 New York, Pennsylvania                                         CN, CPRS, CR,
                                                                CSX, NS, PS,
                                                                RSR, SB
The Dansville & Mount
 Morris Railroad Company           8       Owned                GNWR
 ("DMM") New York

Genesee and Wyoming
 Railroad Company ("GNWR")        26  (5)  Owned (5)            CPRS, CR, DMM,
 New York                                                       RSR

Pittsburg & Shawmut
 Railroad, Inc. ("PS")           224  (6)  Owned                BPRR, CR
 Pennsylvania

Rochester & Southern
 Railroad, Inc. ("RSR")           66  (7)  Owned                BPRR, CPRS, CR,
 New York                                                       GNWR, NS

Illinois & Midland
 Railroad, Inc. ("IMR")           97  (8)  Owned                BNSF, CR, GWWR,
 Illinois                                                       IAIS, IC, NS,
                                                                PPU, TPW, UP
Portland & Western
 Railroad, Inc. ("PNWR")         107  (9)  Leased               BNSF, SP, WPRR,
 Oregon                                                         POTB

Willamette & Pacific
 Railroad, Inc. ("WPRR")         185 (10)  Leased               UP, PNWR
 Oregon

Louisiana & Delta
 Railroad, Inc. ("LDRR")          87 (11)  Owned/Leased         UP
 Louisiana

GWI Switching Services,
 L.P. ("GWSW") Texas               0 (12)  Operating            UP
                                           Agreement
Carolina Coastal Railway,
 Inc. ("CLNA") North              17 (13)  Leased               NS
 Carolina

Commonwealth Railway, Inc.
 ("CWRY") Virginia                17 (14)  Owned/Leased         NS

Talleyrand Terminal
 Railroad ("TTR") Florida         10 (15)  Leased               NS, CSX

(1) See Legend of Connecting Carriers following this table.
(2) In addition, ALY operates by trackage rights over 3 miles of CR.
(3) In addition, BR operates by trackage rights over 14 miles of BPRR.
(4) Includes 92 miles under perpetual leases and 9 miles under a lease expiring in 2090. In addition, BPRR operates by trackage rights over 27 miles of CSX under an agreement expiring in 2018.
(5) Track has been conveyed to a county industrial development agency and leased back to GNWR. The operations of the GNWR have been realigned with those of RSR. See Item 7. of this report.
(6) In addition, PS operates over 13 miles pursuant to an operating contract. The assets of PS were acquired on April 29, 1996.
(7) In addition, RSR has a haulage contract over 52 miles of CP.
(8) In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP. The assets of IMR were acquired on February 8, 1996.
(9) Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, and 54 miles under lease expiring in 1998 with 3-year renewals subject termination by either party. In addition, PNWR operates by trackage rights to over 2 miles of UP and 4 miles of POTB.
(10) All under lease expiring in 2013, with renewal options subject to both parties' consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(11) Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.


(12) GWSW operates a Dayton, Texas plastic pellet car storage yard under a contract expiring in 2009, subject to a 5-year extension at UP's option. The yard is located on over 100 acres along UP's Baytown branch and contains over 50 miles of track. GWSW operates over 5 miles of UP under trackage rights to move the cars to and from the storage yard and UP's Dayton rail yard. The yard currently has capacity to hold 3,000 cars and can be expanded, at UP's option, to hold approximately 4,500 cars.

(13) All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989. The Company acquired CLNA on November 9, 1996.
(14) Includes 12.5 miles under lease expiring in 2009. The Company acquired CWRY on November 9, 1996.
(15) All under lease expiring in 1999. The Company acquired TTR on November 9, 1996.


   LEGEND OF CONNECTING CARRIERS

BLE   Bessemer and Lake Erie Railroad Company
BNSF  Burlington Northern Santa Fe Corp.
CN    Canadian National
CPRS  CP Rail Systems
CR    Consolidated Rail Corporation
CSX   CSX Transportation, Inc.
GWWR  Gateway Western Railway
IAIS  Iowa Interstate Railroad, Ltd.
IC    Illinois Central Railroad Company
KJRY  Keokuk Junction Railway
NS    Norfolk Southern Corp.
POTB  Port of Tillamook Bay Railroad
PPU   Peoria & Pekin Union Railway
SB    South Buffalo Railway Company
TPW   Toledo, Peoria & Western Railway Corp.
UP    Union Pacific Railroad Company

EQUIPMENT

       As of December 31, 1996, rolling stock of the Company's railroads consisted of 174 locomotives and 1,388 freight cars, some of which were owned and some of which were leased from others.

ITEM 3. LEGAL PROCEEDINGS

      The Company currently has no claims or legal actions pending other than claims arising in the ordinary course of its business. The Company believes these claims, taking into account reserves and applicable insurance, will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On June 24, 1996, the Company's Class A Common Stock began trading and is quoted on the Nasdaq National Market. Its trading symbol is GNWR. The table below shows the range of high and low actual trade prices for the Company's Class A Common Stock during each quarterly period of 1996 since its initial public offering.

Year Ended
December 31, 1996         High    Low
-----------------------  ------  ------

          1st Quarter    N/A     N/A

          2nd Quarter    $21.00  $18.25

          3rd Quarter    $30.50  $18.50

          4th Quarter    $35.75  $25.25

The Company's Class B Common Stock is not publicly traded.

      Prior to the initial public offering on June 24, 1996, the Company paid dividends in the first quarter of 1996 aggregating $32,000. The Company did not pay cash dividends in the remaining three quarters of 1996. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. Agreements with lenders prohibit the Company from paying cash dividends on its common stock in excess of $32,000 in the aggregate in any one quarter.

      On March 25, 1997 there were 86 holders of record of the Company's Class A Common Stock and 13 holders of record of the Company's Class B Common Stock.

      During 1996 the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act:

      (1) On February 8, 1996 (prior to its initial public offering), the Company issued to The First National Bank of Boston, for a debt discount value of $471,000, a warrant to purchase 41,847 shares of Class A Common Stock at an exercise price of $.0005 per share. See Item 7. of this Report under the heading "Liquidity and Capital Resources."

      (2) On June 24, 1996, the Company issued to an aggregate of 82 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan (the "Option Plan") to purchase an aggregate of 350,500 shares of Class A Common Stock at exercise prices ranging from $17.00 per share to $18.70 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (3) On June 27, 1996 the Company issued to its four non-employee directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 32,000 shares of Class A Common Stock at an exercise price of $17.00 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (4) On December 19, 1996, the Company issued to an aggregate of 24 of its employees, for no additional consideration, options under the Option Plan to purchase an aggregate of 39,000 shares of Class A Common Stock at an exercise price of $33.25 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected consolidated income statement data and selected consolidated balance sheet data of the Company for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, have been derived from the Company's consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.

                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEAR ENDED DECEMBER 31,

INCOME STATEMENT DATA:
                                              1992       1993       1994       1995       1996
                                           -------    -------    -------    -------   --------
Operating revenues                         $32,940    $49,645    $55,419    $53,387   $ 77,795
Operating expenses                          30,192     43,501     47,381     46,815     63,801
                                           -------    -------    -------    -------   --------
Operating income                             2,748      6,144      8,038      6,572     13,994
Interest expense                            (2,319)    (2,864)    (3,212)    (3,405)    (4,720)
Other income                                   643        165        192        456        651
                                           -------    -------    -------    -------   --------
Income before income taxes,
 extraordinary item and cumulative
 effect of accounting change                 1,072      3,445      5,018      3,623      9,925


Income taxes                                  (435)    (1,428)    (2,007)    (1,472)    (4,020)
                                           -------    -------    -------    -------   --------
Income before extraordinary item and
 cumulative effect of accounting change
                                               637      2,017      3,011      2,151      5,905

Extraordinary item                              --         --         --       (494)        --
Cumulative effect of accounting change
 (1)                                            --       (393)        --         --         --
                                           -------    -------    -------    -------   --------
Net income                                 $   637    $ 1,624    $ 3,011    $ 1,657   $  5,905
                                           =======    =======    =======    =======   ========
Earnings per common share:
Income before extraordinary item and
 cumulative effect of accounting change
                                           $  0.28    $  0.88    $  1.31    $  0.92   $   1.49

Extraordinary item                              --         --         --      (0.21)        --
Cumulative effect of accounting change
 (1)                                            --      (0.18)        --         --         --

Net income                                 $  0.28    $  0.70    $  1.31    $  0.71   $   1.49
                                           =======    =======    =======    =======   ========
Dividends per common share (2)             $  0.05    $  0.05    $  0.03    $  0.08   $   0.01
                                           =======    =======    =======    =======   ========
Weighted average number of common
 shares outstanding                          2,258      2,304      2,304      2,348      3,966
                                           =======    =======    =======    =======   ========
BALANCE SHEET DATA AS OF PERIOD END:
Total assets                               $56,965    $63,653    $69,888    $78,429   $145,339
Total debt                                  32,109     35,095     32,640     39,941     18,731
Stockholders' equity                         4,575      6,074      9,082     10,548     61,683


(1) Represents the adoption, as of January 1, 1993, of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

(2) Prior to the initial public offering on June 24, 1996, the Company paid dividends at the discretion of the Company's Board of Directors. The Company did not pay cash dividends after the initial public offering. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

GENERAL

      The Company is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to North American industries with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing industrial switching and related rail services such as railcar leasing, railcar repair and storage to industries with extensive railroad facilities within their complexes, to shippers along its lines and to the Class I railroads that connect with its lines.

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

      When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration.
The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. In addition, much of the Company's growth to date has resulted from acquisitions. The Company completed the acquisitions of the Illinois & Midland and Pittsburg & Shawmut Railroads during the first four months of 1996, and Rail Link, Inc. in November 1996. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

AKZO MINE

      Prior to 1995, the Company's major customer was Akzo, which operated a rock salt mine in Retsof, New York. In March 1994 a section of the mine's roof collapsed, causing flooding from an underground aquifer, and the mine closed in September 1995. Akzo actively pursued construction of a new mine throughout 1995, but in April 1996 it announced that it was abandoning the mine project and that the Retsof location would be converted to a rock salt distribution center. In August 1996 Akzo announced its intentions to sell all of its North American mining operations, with the exception of the Retsof mine, to one of its competitors, effectively ending the plan for a distribution center. The subsidiary serving the Akzo mine has experienced a significant decline in traffic and in the fourth quarter of 1996 the Company realigned its operations and decided to close certain supporting facilities. Thus, the Company has recorded a special charge representing the impairment of assets of $1,140,000 and employee severance and pension termination expense of $220,000. This special charge, which was recorded in the fourth quarter, is in the amount of $1,360,000 before tax and $809,000 after tax, or $0.20 per share.

      On February 11, 1997 an investment group announced a plan to acquire all rights of Akzo and build a new mine in the Retsof area. According to the investment group, development of this mine is contingent upon obtaining adequate financing and regulatory approvals and permits. Because of the nature of the proposed mine and the Company's realignment of operations, the supporting facilities which are subject to this special charge will not be needed in any future potential rail operations.

      Freight revenues attributable to Akzo totaled $2.9 million in 1994, $1.9 million in 1995 and $62,000 in 1996. The Company anticipates there will be no freight revenues attributable to Akzo in 1997 and thereafter. The flooding and subsequent closure have not affected non-freight revenues from Akzo, which consist primarily of income from railcar leases under long-term contracts. Non-freight revenues from Akzo totaled $3.6 million in 1994, $2.9 million in 1995 and $3.4 million in 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Operating Revenues

      Operating revenues were $77.8 million in 1996 compared to $53.4 million in 1995, an increase of $24.4 million or 45.7%. This increase was attributable to a $19.9 million increase in freight revenues coupled with a $4.5 million increase in non-freight revenues.

      Freight revenues were $62.3 million in 1996 compared to $42.4 million in 1995, an increase of $19.9 million or 46.9%. The following table compares freight revenues, carloads and average freight revenues per carload for 1996 and 1995:



            The remainder of this page is intentionally left blank.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                                            AVERAGE
                                                                                                            FREIGHT
                                                                                                            REVENUES
                             FREIGHT REVENUES                                      CARLOADS                PER CARLOAD
                             ----------------                                      --------                -----------

                                      % of                  % of                  % of                  % of
Commodity Group          1996         total    1995         total    1996         total    1995         total   1996   1995
---------------         -------       -----   -------       -----   -------       -----   -------       -----   -----  -----
Coal, Coke & Ores       $20,368        32.7%  $ 2,656         6.3%   81,606        40.5%   12,398        10.5%  $ 250  $ 214
Petroleum Products        8,679        13.9%    8,487        20.0%   17,549         8.8%   17,559        14.8%    495    483
Pulp & Paper              7,223        11.6%    6,797        16.1%   19,480         9.7%   18,667        15.7%    371    364
Lumber & Forest
 Products                 5,302         8.5%    4,496        10.6%   17,135         8.5%   14,022        11.8%    309    321
Metals                    5,211         8.4%    4,459        10.5%   20,218        10.0%   17,014        14.3%    258    262
Chemicals                 4,317         6.9%    3,321         7.9%    8,289         4.1%    6,641         5.6%    521    500
Farm & Food Products      3,537         5.7%    2,756         6.5%   11,402         5.7%    5,778         4.9%    310    477
Autos & Auto Parts        3,316         5.3%    3,490         8.2%    6,301         3.1%    6,381         5.4%    526    547
Minerals & Stone          2,185         3.5%    1,407         3.3%    6,766         3.4%    4,189         3.5%    323    336
Salt                        387         0.6%    2,215         5.2%    2,300         1.1%    7,865         6.6%    168    282
Other                     1,791         2.9%    2,268         5.4%   10,261         5.1%    8,159         6.9%    175    278
                        -------       -----   -------       -----   -------       -----   -------       -----   -----  -----
    Total               $62,316       100.0%  $42,352       100.0%  201,307       100.0%  118,673       100.0%  $ 310  $ 357
                        =======       =====   =======       =====   =======       =====   =======       =====   =====  =====

      The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $19.0 million during 1996, $17.1 million of which were from the shipment of coal. Freight revenue from the shipment of coal on existing operations also increased by approximately $600,000. The Company realized $1.8 million in additional freight revenues in 1996 attributable to the acquisition in 1995 of a rail line in the Oregon region which generated freight revenues of $2.5 million in 1996 compared to $673,000 in 1995. The majority of this $1.8 million increase in the Oregon region is in lumber and forest products, farm and food products, metals and other commodities. The overall increase in freight revenues was partially offset by a $1.8 million decrease in freight revenues from the shipment of salt to $387,000 in 1996 from $2.2 million in 1995. This decrease was attributable to the loss of shipments resulting from the closing of the Akzo mine at Retsof, New York. See "Akzo Mine" in this Item 7.

      Non-freight revenues were $15.5 million in 1996 compared to $11.0 million in 1995, an increase of $4.5 million or 40.9%. Revenues from car hire and car rentals was $4.5 million in 1996 compared to $3.2 million in 1995, an increase of $1.3 million or 40.6%. The increase in revenues from car hire and rentals were largely attributable to the operations on new acquisitions, which generated car hire and rental revenues of $817,000 during the period. Car hire and rental revenues on existing operations increased approximately $483,000, primarily from a gain on the sale of railcars of $593,000. Revenues from switching and storage activities were $6.2 million in 1996 compared to $3.6 million in 1995, an increase of $2.6 million or 72.2%. The increase in switching and storage revenues were largely attributable to the operations on new acquisitions, which generated switching and storage revenues of approximately $2.3 million during the period.

      Operating Expenses

      Operating expenses were $63.8 million in 1996 compared to $46.8 million in 1995, an increase of $17.0 million or 36.3%. Expenses associated with new acquisitions represented $12.8 million of the increase, expenses attributable to the acquisition in 1995 of a rail line in the Oregon region (which generated operating expense of $2.6 million in 1996 compared to $711,000 in 1995) represented $1.9 million of the increase, and expenses on existing operations represented approximately $2.3 million of the increase.

      The Company's operating ratio improved to 82.0% in 1996 from 87.7% in 1995.

      The following table sets forth a comparison of the Company's operating expenses in 1996 and 1995:

                          OPERATING EXPENSE COMPARISON
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                         1996                              1995
                                       -------                           -------

                                                   % OF                             % OF
                                              OPERATING                          OPERATING
                                    $           REVENUE               $           REVENUE
                                 -------        -------            -------        -------
Labor and benefits               $25,197          32.4%             $18,683         35.0%
Equipment rents                    8,511          10.9%               7,434         13.9%
Purchased services                 3,398           4.4%               2,530          4.7%
Depreciation and amortization      6,052           7.8%               3,887          7.3%
Diesel fuel                        4,433           5.7%               3,249          6.1%
Casualties and insurance           4,626           5.9%               3,673          6.9%
Materials                          3,486           4.5%               2,531          4.7%
Other                              6,738           8.7%               4,828          9.1%
Special charge                     1,360           1.7%                   0          0.0%
                                 -------          ----              -------         ----
     Total                       $63,801          82.0%             $46,815         87.7%
                                 =======          ====              =======         ====

      Labor and benefits expense was $25.2 million in 1996 compared to $18.7 million in 1995, an increase of $6.5 million or 34.8% primarily due to the commencement of operations on new acquisitions. Labor costs decreased as a percentage of revenues, however, to 32.4% in 1996 compared to 35.0% in 1995. This decrease reflects the efficiency of the unit coal train operations on new acquisitions.

      Equipment rents were $8.5 million in 1996 compared to $7.4 million in 1995, an increase of $1.1 million or 14.9%. However, equipment rents decreased to 10.9% of operating revenue in 1996, from 13.9% in 1995. This is mainly because the largest component of equipment rents, car hire expense, decreased from 7.9% of operating revenue in 1995 to 5.8% of operating revenue in 1996 due to the efficiency of new acquisitions. The reduction of equipment rents expense as a percentage of operating revenues also reflects the reduction in the amount of equipment under operating leases. In June 1995 the

Company purchased railcars and locomotives, which it had previously used under operating leases, which reduced equipment rent under the terminated lease.

      Depreciation expense was $6.1 million in 1996 compared to $3.9 million in 1995, an increase of $2.2 million or 56.4%. The increase primarily reflects depreciation and amortization related to new acquisitions and purchased railcars and locomotives previously used under operating leases.

      Casualties and insurance expense, including claims brought under the Federal Employers' Liability Act, was $4.6 million in 1996 compared to $3.7 million in 1995, an increase of $953,000 or 25.8%. The majority of the increase in 1996 related to insurance premiums which increased $600,000 due primarily to new acquisitions, and derailment and property damages which increased $475,000. This increase was partially offset by a decrease in additions to reserves for third party liability which decreased from $1.4 million in 1995 to $1.3 million in 1996, a decrease of $123,000.

      Special charge expense of $1.4 million represents the impairment of assets of $1.2 million and employee severance and pension termination expense of $220,000 related to the Company's realignment of operations and decision to close certain supporting facilities of one of its subsidiaries resulting from the closure of the Akzo mine. See Note 3 to Consolidated Financial Statements and "Akzo Mine" in this Item 7.

     Interest Expense and Income Taxes

      Interest expense was $4.7 million in 1996 compared to $3.4 million in 1995, an increase of $1.3 million or 38.2%. The increase reflects the increased debt related to the financing of new acquisitions, offset in part by the repayment of $45.8 million of debt on June 28, 1996, from the proceeds of an initial public offering. The Company's effective income tax rate was 40.5% in 1996 compared to 40.6% in 1995.

     Net Income

     The Company's net income in 1996 was $5.9 million compared to net income of $1.7 million (or $2.2 million before an extraordinary expense of $494,000 in connection with the early extinguishment of debt) in 1995. Excluding the effect of this extraordinary expense, net income in 1996 increased $3.7 million or 168.2% compared to 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Operating Revenues

      Operating revenues were $53.4 million in 1995 compared to $55.4 million in 1994, a decrease of $2.0 million or 3.7%. This decrease was attributable to a $1.4 million decrease in non-freight revenues coupled with a $633,000 decrease in freight revenues.

      Freight revenues were $42.4 million in 1995 compared to $43.0 million in 1994, a decrease of $633,000 or 1.5%. The following table compares freight revenues, carloads and average freight revenues per carload for 1995 and 1994:



            The remainder of this page is intentionally left blank.

          FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                              AVERAGE
                                                                                                              FREIGHT
                                                                                                              REVENUES
                                FREIGHT REVENUES                                    CARLOADS                PER CARLOAD
                                ----------------                                    --------                -----------

                                      % OF                  % OF                  % OF                  % OF
COMMODITY GROUP          1995         TOTAL    1994         TOTAL    1995         TOTAL    1994         TOTAL   1995   1994
---------------         -------       -----   -------       -----   -------       -----   -------       -----   -----  -----
Coal, Coke & Ores       $ 2,656         6.3%  $ 2,828         6.6%   12,398        10.5%   12,867        10.8%  $ 214  $ 220
Petroleum Products        8,487        20.0%    8,341        19.4%   17,559        14.8%   17,186        14.4%    483    485
Pulp & Paper              6,797        16.1%    6,354        14.8%   18,667        15.7%   17,070        14.3%    364    372
Lumber & Forest
 Products                 4,496        10.6%    4,610        10.7%   14,022        11.8%   13,711        11.5%    321    336
Metals                    4,459        10.5%    4,862        11.3%   17,014        14.3%   16,606        14.0%    262    293
Chemicals                 3,321         7.9%    3,673         8.6%    6,641         5.6%    5,942         5.0%    500    618
Farm & Food Products      2,756         6.5%    2,112         4.9%    5,778         4.9%    6,525         5.5%    477    324
Autos & Auto Parts        3,490         8.2%    3,960         9.2%    6,381         5.4%    6,624         5.6%    547    598
Minerals & Stone          1,407         3.3%    1,860         4.3%    4,189         3.5%    5,037         4.2%    336    369
Salt                      2,215         5.2%    2,835         6.6%    7,865         6.6%   10,621         8.9%    282    267
Other                     2,268         5.4%    1,550         3.6%    8,159         6.9%    6,862         5.8%    278    226
                        -------       -----   -------       -----   -------       -----   -------       -----   -----  -----
    Total               $42,352       100.0%  $42,985       100.0%  118,673       100.0%  119,051       100.0%  $ 357  $ 361
                        =======       =====   =======       =====   =======       =====   =======       =====   =====  =====

      The decrease in freight revenues was largely attributable to the effect of the loss of production at the Akzo mine. See "Akzo Mine" in this Item 7. Freight revenues from Akzo totaled $1.9 million in 1995 on 6,934 carloads compared to $2.9 million on 10,423 carloads in 1994. Excluding Akzo, total carloads increased by 3,111 or 2.9% in 1995 compared to 1994, while total freight revenues increased $338,000 or 0.6% in 1995 compared to 1994. In 1995, the Company realized $673,000 in additional freight revenues attributable to the acquisition of a new rail line in the Oregon region. This increase was partially offset by a $470,000 decrease in freight revenues from autos and auto parts to $3.5 million in 1995 from $4.0 million in 1994. Freight revenues from autos and auto parts in 1994 included a large one-time move of finished vehicles diverted to the Company by another carrier, which was not repeated in 1995.

      Non-freight revenues were $11.0 million in 1995 compared to $12.4 million in 1994, a decrease of $1.4 million or 11.2%. Revenues from car hire and car rentals were $3.2 million in 1995 compared to $5.2 million in 1994, a decrease of $2.0 million or 38.7%. Revenues from car hire and rentals were unusually high in 1994 due to a gain on the sale of railcars. The Company also had a reduced operating fleet in 1995 as a result of a sale of railcars in 1994, which reduced rental revenue. Revenues from switching and storage activities were $3.6 million in 1995 compared to $2.7 million in 1994, an increase of $934,000 or 34.5%. The increase reflects the operation of the Company's railcar storage facility for a full year. Car repair revenues were $1.6 million in 1995 compared to $1.9 million in 1994, a decrease of $349,000 or 18.3%. The decrease was attributable to a lower number of cars required to haul salt and the improvement in the quality of cars received in interchange.

     Operating Expenses

      Operating expenses were $46.8 million in 1995 compared to $47.4 million in 1994, a decrease of $565,000 or 1.2%. The Company's operating ratio increased to 87.7% in 1995 from 85.5% in 1994.

      The following table sets forth a comparison of the Company's operating expenses in 1995 and 1994:

                          OPERATING EXPENSE COMPARISON
                     YEARS ENDED DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                            1995                              1994
                                           -------                           -------

                                                    % OF                                % OF
                                                  OPERATING                          OPERATING
                                    $              REVENUE            $               REVENUE
                                 -------           -------         -------            -------
Labor and benefits               $18,683           35.0%           $18,092            32.6%
Equipment rents                    7,434           13.9%             8,634            15.6%
Purchased services                 2,530            4.7%             2,737             4.9%
Depreciation and amortization      3,887            7.3%             3,577             6.5%
Diesel fuel                        3,249            6.1%             3,410             6.2%
Casualties and insurance           3,673            6.9%             2,742             5.0%
Materials                          2,531            4.7%             3,401             6.1%
Other                              4,828            9.1%             4,788             8.6%
                                 -------           ----            -------            ----
     Total                       $46,815           87.7%           $47,381            85.5%
                                 =======           ====            =======            ====

      Labor and benefits expense was $18.7 million in 1995 compared to $18.1 million in 1994, an increase of $591,000 or 3.3%. Labor costs increased as a percentage of revenues to 35.0% in 1995 compared to 32.6% in 1994. The increase was attributable to the start-up costs in connection with additional lines in Oregon and expansion of operations in Texas.

      Equipment rents were $7.4 million in 1995 compared to $8.6 million in 1994, a decrease of $1.2 million or 13.9%. The decrease reflects a reduction in the number of operating leases and lower car hire expense. In 1995, the Company purchased railcars and locomotives subject to an operating lease, which reduced equipment rent expense under this operating lease to $606,000 in 1995 compared to $1.7 million in 1994. Car hire expense decreased to $4.2 million in 1995 compared to $5.4 million in 1994, reflecting a concerted management effort to reduce this expense. Depreciation expense was $3.9 million in 1995 compared to $3.6 million in 1994, an increase of $310,000 or 8.7%. The majority of this increase reflects depreciation expense associated with railcars and locomotives purchased in 1995.

      Casualties and insurance expense, including claims brought under the Federal Employers' Liability Act, was $3.7 million in 1995 compared to $2.7 million in 1994, an increase of $931,000 or 34.0%. Additions to reserves for third party liability were $1.4 million in 1995 compared to $669,000 in 1994, an increase of $736,000. The majority of the increase in 1995 related to incidents occurring prior to 1995. While the Company establishes reserves for incidents as they occur, an unexpected legal action brought in 1995, together with changes in circumstances relating to prior incidents, necessitated this increase. In August 1994, the Company reduced its self-insured retention. If this level of coverage had been in place when these incidents occurred, necessary additions to reserves in 1995 would have been reduced by $400,000. The remainder of the increase in casualties and insurance expense reflects an increase in derailment expense.

      Materials expense was $2.5 million in 1995 compared to $3.4 million in 1994, a decrease of $870,000 or 25.6%. The decrease was largely attributable to a reduction in car repairs.

     Interest Expense and Income Taxes

      Interest expense was $3.4 million in 1995 compared to $3.2 million in 1994, an increase of $193,000 or 6.0%. The increase reflects higher overall debt outstanding related to the financing of rolling stock. During 1995, the Company refinanced the majority of its outstanding debt into the Credit Facilities, resulting in an effective rate of interest that was lower than in 1994. See "Liquidity and Capital Resources" in this Item 7. Penalties and fees paid to lenders related to the repayment of debt resulted in an extraordinary charge of $494,000, net of related income taxes of $357,000. The Company's effective income tax rate was 40.6% in 1995 compared to 40.0% in 1994.

     Net Income

      The Company's net income in 1995 was $1.7 million (or $2.2 million before an extraordinary expense of $494,000 in connection with the early extinguishment of debt) compared to net income in 1994 of $3.0 million. Excluding the effect of this extraordinary expense, net income in 1995 decreased $860,000 or 28.6% compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

      During 1996, the Company generated cash from operations of $30.4 million, which includes the effect of $12.5 million generated by an excess of trade payables over trade receivables from the operations of new acquisitions. The excess of payables over receivables results from the timing difference between collection of customer receivables and settlement of the related interline payables. During 1996, the Company consummated three acquisitions. See Note 2 in the Consolidated Financial Statements. In addition, the Company received $17.8 million in proceeds from the sale of equipment, of which $12.0 million was related to the sale leaseback of locomotives and $2.4 million was from the sale of assets acquired in the Pittsburg & Shawmut acquisition. The Company invested $8.2 million in track and other fixed assets (apart from its investment in the Illinois & Midland, Pittsburg & Shawmut and Rail Link acquisitions).

      During 1995, the Company generated cash from operations of $2.6 million, generated cash from asset sales of $318,000, received $3.5 million in state grant funds for track rehabilitation, and had net new borrowings of $6.7 million. During the year the Company invested $8.6 million in equipment and rolling stock and $8.0 million in track improvements and buildings.

      During 1994, the Company generated cash from operations of $7.3 million and cash from asset sales of $824,000, and received $1.8 million in state grants for rehabilitation of track. The cash generated was used to fund $6.2 million in capital expenditures and to repay a net $2.5 million in long-term debt and capital leases. Track and track structures accounted for

$5.3 million of these capital expenditures, while the balance was invested in equipment.

      In June 1995, the Company borrowed under the Credit Facilities to restructure a majority of its long-term debt and finance the purchase of rail equipment. The Company repaid $14.3 million in debt maturing at various dates between 1996 and 2001 and bearing interest rates ranging from 6.75% to 15.0% per annum, including the repayment of $701,000 in debt held by directors and officers of the Company and members of their respective families. The Company borrowed $6.0 million under the Credit Facilities to purchase rolling stock which had been under an operating lease.

      In February 1996, the Company amended and restated its Credit Facilities (the "Credit Facilities") with The First National Bank of Boston, as agent for a syndicate of banks (the "Bank of Boston"), to provide funding for the Illinois & Midland and Pittsburg & Shawmut acquisitions. The Credit Facilities include a $40.0 million term loan and a $34.0 million revolving credit facility. The term loan requires varying quarterly principal payments beginning September 30, 1996, with the remaining balance payable in February 2001. The revolving credit facility provides for a mandatory commitment reduction of $2.0 million on December 31, 1997 with the remaining balance payable in February 2001. The interest rate on the Credit Facilities is a varying increment over the Bank of Boston's prime rate or LIBOR, based on the Company's ratio of debt to EBITDA. The Credit Facilities are secured by a blanket first-priority lien on all of the Company's railroad assets except real estate, and a pledge of all capital stock of the Company's subsidiaries. In conjunction with the financing, the Company paid a fee to the Bank of Boston of $1.5 million and issued the Bank of Boston a warrant to purchase 41,847 shares of Class A Common Stock at a price of $.0005 per share.

      On June 28, 1996 the Company closed an underwritten initial public offering ("IPO") of 3,045,200 shares of Class A Common Stock, of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The offering price was $17 per share. The proceeds of the offering of $45.8 million, after netting 7% underwriting commission, were used to pay down debt under the Credit Facilities. Other expenses of the offering of $1.3 million were paid by the Company.

      On December 27, 1996, the Company completed the sale of 53 of its locomotives to a leasing company for a net sale price of approximately $11,950,000. The proceeds were applied to repayment of debt under the Credit Facilities. Simultaneously, a subsidiary of the Company entered into an agreement with the leasing company to lease the locomotives back. The sale resulted in a deferred gain of approximately $4,902,000 which will be amortized over the term of the lease as a non-cash offset to rent expense.

      At December 31, 1996 the Company had long-term debt (including current portion) totaling $18.7 million, which comprised 23.3% of its total capitalization. This compares to long-term debt, including current portion, of $39.9 million at December 31, 1995, comprising 79.1% of total capitalization.

      The Company's railroads have entered into a number of rehabilitation grants with state and federal agencies. The grant funds are used as a supplement to the Company's normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated. The Company believes that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. While the Company has benefited in recent years from these grant funds, there can be no assurance that the funds will continue to be available.

      The Company has budgeted $10.0 million in capital expenditures in 1997, primarily for track rehabilitation, of which $3.0 million is expected to be used to fulfill an obligation to replace rail under the terms of a lease of one of the Company's railroads.

       The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and equipment needs (primarily rolling stock) related to acquisitions. The Company believes that its cash flow from operations together with amounts available under the Credit Facilities will enable the Company to meet its liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the Credit Facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary financial data required by this item are listed at Part IV, Item 14 and are filed herewith immediately following the signature page hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 20, 1997 under "Election of Directors" and "Executive Officers", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 20, 1997 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 20, 1997 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 20, 1997 under "Related Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

          Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1995 and 1996

          Consolidated Statements of Income for the Years ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

          Notes to Consolidated Financial Statements

     Schedules are omitted because they are either not required or not applicable.

     (B) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Registrant during the period covered by this Report.

     (C) EXHIBITS - SEE INDEX TO EXHIBITS.



            The remainder of this page is intentionally left blank.

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

      (a) Form of Restated Certificate of Incorporation (Exhibit 3.2)2

      (b) By-laws (Exhibit 3.3)/1/

      (c) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)/3/

      (d) Form of Class B Stockholders' Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

      (e) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)/1/

      (f) Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 8, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.10)/1/

      (g) Revolving Credit Note dated as of February 8, 1996 of the Registrant and certain of its subsidiaries in favor of The First National Bank of Boston (Exhibit 4.11)/1/

      (h) Term Note dated as of February 8, 1996 of the Registrant and certain of its Subsidiaries in favor of The First National Bank of Boston (Exhibit 4.12)/1/

      (i) Amended and Restated Security Agreement dated as of February 8, 1996 among the Registrant, certain of its Subsidiaries and The First National Bank of Boston (Exhibit 4.13)/1/

      (j) Amended and Restated Stock Pledge Agreement dated as of February 8, 1996 between the Registrant and The First National Bank of Boston (Exhibit 4.14)/1/

      (k) Amended and Restated Collateral Assignment of Partnership Interests dated as of February 8, 1996 of the Registrant and

          GWI Dayton, Inc. in favor of The First National Bank of Boston (Exhibit 4.15)/1/

      (l) Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 26, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.16)/2/

 (9) Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)/1/

 (10) MATERIAL CONTRACTS

      The Exhibits referenced under (4)(d) and (4)(f) through (4)(l) hereof are incorporated herein by reference.

      (a)  Form of Genesee & Wyoming Inc. 1996 Stock Option Plan
           (Exhibit 10.1)/2/

      (b) Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)/2/

      (c) Form of Employment Agreement between the Registrant and each of its executive officers (Exhibit 10.3)/1/

      (d) Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.4)/2/

      (e) Asset Purchase Agreement dated February 8, 1996 between Illinois & Midland Railroad, Inc. and Stanford PRC Acquisition Corp. (Exhibit 10.61)/1/

      (f) Guaranty dated as of February 8, 1996 of the Registrant in favor of Stanford PRC Acquisition Corp. (Exhibit 10.62)/1/

      (g) Assignment and Assumption Agreements dated as of February 8, 1996 between Chicago & Illinois Midland Railway Company and Illinois & Midland Railroad, Inc. (Exhibit 10.63)/1/

      (h) Warrant Purchase Agreement dated as of February 8, 1996 between the Registrant and First National Bank of Boston. (Exhibit 10.64)/1/

      (i) Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union. (Exhibit 10.65)/1/

      (j) Asset Purchase Agreement dated April 19, 1996 among Pittsburg & Shawmut Railroad, Inc., the Registrant, The Pittsburg & Shawmut Railroad Company, Red Bank Railroad Company, Mountain Laurel Railroad Company and Arthur T. Walker Estate Corporation, and Amendment No. 1 to Asset Purchase Agreement dated April 19, 1996. (Exhibit 10.70)/4/

      (k) Amendment No. 1 to Warrant Purchase Agreement dated as of May 31, 1996 between the Registrant and FSC Corp. (Exhibit 10.71)/2/

 *(10.1) Stock Purchase Agreement dated as of November 8, 1996 between Brenco,
         Incorporated, Rail Link, Inc. and the Registrant. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED AS TO CERTAIN PORTIONS, WHICH HAVE BEEN FILED SEPARATELY WITH THE COMMISSION PURSUANT TO AN APPLICATION FOR SUCH TREATMENT.

*(11.1)  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

 (12)    STATEMENT RE COMPUTATION OF RATIOS

         Not applicable.

 (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS

         Not applicable.

 (16)    LETTER RE CHANGE IN CERTIFYING ACCOUNTANT

         Not applicable.

 (18)    LETTER RE CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable.

*(21.1)  SUBSIDIARIES OF THE REGISTRANT

 (22)    PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
         HOLDERS

         Not applicable.

*(23.1)  CONSENT OF ARTHUR ANDERSEN LLP

 (24)    POWER OF ATTORNEY

         Not applicable.

*(27)    FINANCIAL DATA SCHEDULE

 (99)    ADDITIONAL EXHIBITS

----------------------------

  *Exhibit filed with this Report.

/1/ Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1 (Registration No. 333-
3972). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

/2/ Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

/3/ Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

/4/ Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

                    The remainder of this page is intentionally left blank.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENESEE & WYOMING INC.

                                    By: /s/ Mortimer B. Fuller, III
                                        ---------------------------
                                         Mortimer B. Fuller, III
                                         Chairman of the Board,
                                         President and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.


Date                                 Title               Signature
----                                 -----               ---------

March 21, 1997               President, CEO and     /s/ Mortimer B. Fuller, III
                             Director                   -----------------------
                                                        Mortimer B. Fuller, III

March 21, 1997               Senior Vice President  /s/ Alan R. Harris
                             and Chief Accounting     ------------------
                             Officer                   Alan R. Harris

March 21, 1997               Senior Vice President,  /s/ Mark W. Hastings
                             Chief Financial Officer     ----------------
                             and Treasurer               Mark W. Hastings


March 21, 1997               Director               /s/ James M. Fuller
                                                        ----------------
                                                        James M. Fuller

March 21, 1997               Director               /s/ Louis S. Fuller
                                                        ----------------
                                                        Louis S. Fuller

March 21, 1997               Director               /s/ John M. Randolph
                                                        ----------------
                                                        John M. Randolph

March 21, 1997               Director               /s/ Philip J. Ringo
                                                        ----------------
                                                        Philip J. Ringo



            The remainder of this page is intentionally left blank.

                         INDEX TO FINANCIAL STATEMENTS



                                                              PAGE
                                                              ----


Genesee & Wyoming Inc. and Subsidiaries:

   Report of Independent Public Accountants....................F-2

   Consolidated Balance Sheets as of December 31, 1995 and
     1996......................................................F-3

   Consolidated Statements of Income for the Years Ended
     December 31, 1994, 1995 and 1996..........................F-4

   Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1994, 1995 and 1996..............F-5

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1995 and 1995..........................F-6

   Notes to Consolidated Financial Statements..................F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 13, 1997

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                            December 31,      December 31,
                  ASSETS                                                       1995              1996
                                                                               ----              ----
CURRENTS ASSETS:
    Cash and cash equivalents                                                $2,115           $14,121
    Accounts receivable, net                                                  9,441            19,133
    Materials and supplies                                                    1,512             4,173
    Prepaid expenses and other                                                1,455             1,771
    Deferred income tax assets, net                                           1,278             1,632
                                                                       ------------------------------
         Total current assets                                                15,801            40,830
                                                                       ------------------------------
PROPERTY AND EQUIPMENT, net                                                  61,574            78,822
                                                                       ------------------------------
SERVICE ASSURANCE AGREEMENT, net                                               ----            14,312
                                                                       ------------------------------
OTHER ASSETS, net                                                             1,054            11,375
                                                                       ------------------------------
         Total assets                                                       $78,429          $145,339
                                                                       ==============================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                        $1,239              $271
    Accounts payable                                                          8,408            33,583
    Accrued expenses                                                          3,404             6,122
                                                                       ------------------------------
         Total current liabilities                                           13,051            39,976
                                                                       ------------------------------
LONG-TERM DEBT                                                               38,702            18,460
                                                                       ------------------------------
OTHER LIABILITIES                                                             2,043             2,699
                                                                       ------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                          4,139             4,720
                                                                       ------------------------------
DEFERRED ITEMS--grants from governmental agencies                             9,946            12,899
                                                                       ------------------------------
DEFERRED GAIN--sale leaseback                                                  ----             4,902
                                                                       ------------------------------

COMMITMENTS AND CONTINGENCIES (SEE NOTE 12)

STOCKHOLDERS' EQUITY:
    Class A common stock, $0.01 par value, one vote per share;
     12,000,000 shares
       authorized; 1,501,937 and 4,399,463 issued and
       outstanding on December 31, 1995 and 1996, respectively                   15                44
    Class B common stock, $0.01 par value, 10 votes per share;
       1,500,000 shares authorized; 846,556 issued and outstanding                8                 8
    Additional paid-in capital                                                1,340            46,102
    Warrants outstanding                                                       ----               471
    Retained earnings                                                         9,185            15,058
                                                                       ------------------------------
         Total stockholders' equity                                          10,548            61,683
                                                                       ------------------------------
         Total liabilities and stockholders' equity                         $78,429          $145,339
                                                                       ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                    Years Ended December 31,
                                                                                           1994             1995             1996
                                                                                           ----             ----             ----
OPERATING REVENUES                                                                      $55,419          $53,387          $77,795
                                                                                        -----------------------------------------
OPERATING EXPENSES:
    Transportation                                                                       13,357           14,262           18,952
    Maintenance of ways and structures                                                    6,632            6,127            9,431
    Maintenance of equipment                                                             14,533           12,230           14,218
    General and administrative                                                            9,282           10,309           13,788
    Depreciation and amortization                                                         3,577            3,887            6,052
    Special charge                                                                          --                --            1,360
                                                                                        -----------------------------------------
         Total operating expenses                                                        47,381           46,815           63,801
                                                                                        -----------------------------------------
         Income from operations                                                           8,038            6,572           13,994

INTEREST EXPENSE                                                                         (3,212)          (3,405)          (4,720)

OTHER INCOME                                                                                192              456              651
                                                                                        -----------------------------------------
          Income before provision for income taxes and
           extraordinary item                                                             5,018            3,623            9,925

PROVISION FOR INCOME TAXES                                                               (2,007)          (1,472)          (4,020)
                                                                                        -----------------------------------------
         Income before extraordinary item                                                 3,011            2,151            5,905

EXTRAORDINARY ITEM FROM EARLY EXTINGUISHMENT
   OF DEBT, net of related income tax benefit of $357,000                                    --             (494)              --
                                                                                        -----------------------------------------
NET INCOME                                                                               $3,011           $1,657           $5,905
                                                                                        =========================================
Earnings per common share and common equivalent share (Note 1) :
         Income before extraordinary item                                                 $1.31            $0.92            $1.50
          Extraordinary item                                                                 --            (0.21)              --
                                                                                        -----------------------------------------
         Net Income                                                                       $1.31            $0.71            $1.50
                                                                                        =========================================
Weighted average number of common stock and common
  stock equivalents outstanding                                                           2,304            2,348            3,941
                                                                                        =========================================
Earnings per common share assuming full dilution (Note 1) :
         Income before extraordinary item                                                 $1.31            $0.92            $1.49
         Extraordinary item                                                                  --           ($0.21)              --
                                                                                        -----------------------------------------
         Net Income                                                                       $1.31            $0.71            $1.49
                                                                                        =========================================
Weighted average number of common stock and common
  stock equivalents outstanding                                                           2,304            2,348            3,966
                                                                                        =========================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                           Class A                   Class B
                                                        Common Stock               Common Stock
                                                  ------------------------------------------------
                                                     Shares       $0.01        Shares        $0.01     Additional      Warrants
                                                  Outstanding     Value      Outstanding     Value       Capital      Outstanding
                                                  ---------------------------------------------------------------------------------
BALANCE, December 31, 1993                           1,480          $15           824           $8       $1,280             --

      Stock options exercised                           22           --            22           --           60             --
      Net income                                        --           --            --           --           --             --
      Cash dividends -- $0.03 per share                 --           --            --           --           --             --
                                                  ---------------------------------------------------------------------------------

BALANCE, December 31, 1994                           1,502           15           847            8        1,340             --

      Net income                                       --            --           --            --           --             --
      Cash dividends -- $0.08 per share                --            --           --            --           --             --
                                                  ---------------------------------------------------------------------------------

BALANCE, December 31, 1995                           1,502           15           847            8        1,340             --

      Issuance of stock warrants                        --           --            --           --           --             471
      Proceeds from issuance of stock--
        initial public offering                      2,898           29                          0       44,751              --
      Proceeds from issuance of stock--
        employee purchase                                1           --            --           --           11              --
      Net income                                        --           --            --           --           --              --
      Cash dividends -- $0.01 per share                 --           --            --           --           --              --
                                                  ---------------------------------------------------------------------------------

BALANCE, December 31, 1996                           4,401          $44           847           $8      $46,102             471
                                                  =================================================================================


                                                              Stockholders'
                                                 Retained        Equity
                                                 Earnings        Total
                                               ----------------------------
BALANCE, December 31, 1993                        $4,771        $6,074

      Stock options exercised                          --           60
      Net income                                    3,011        3,011
      Cash dividends -- $0.03 per share               (63)         (63)
                                               ----------------------------

BALANCE, December 31, 1994                          7,719        9,082

      Net income                                    1,657        1,657
      Cash dividends -- $0.08 per share              (191)        (191)
                                               ----------------------------

BALANCE, December 31, 1995                          9,185       10,548

      Issuance of stock warrants                      --           471
      Proceeds from issuance of stock--
        initial public offering                       --        44,780
      Proceeds from issuance of stock--
        employee purchase                             --            11
      Net income                                    5,905        5,905
      Cash dividends -- $0.01 per share               (32)         (32)
                                               ----------------------------

BALANCE, December 31, 1996                        $15,058      $61,683
                                               ============================


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    Years Ended December 31,
                                                                                         -----------------------------------------
                                                                                            1994             1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                                       $3,011           $1,657           $5,905
         Adjustments to reconcile net income to net cash provided
            by operating activities-
            Depreciation and amortization                                                  3,577            3,887            6,052
            Deferred income taxes                                                            738              811            1,332
            Gain on disposition of property                                                 (169)            (195)            (633)
            Write-off of other assets                                                        675               --               --
            Special charge                                                                    --               --            1,360
            Changes in assets and liabilities, net of balances
              assumed through acquisitions-
               Receivables                                                                (3,226)           1,257           (7,781)
               Materials and supplies                                                       (214)              38           (1,861)
               Prepaid expenses and other                                                   (236)            (450)            (239)
               Accounts payables and accrued expenses                                      2,855           (4,751)          25,217
               Other assets and liabilities, net                                             279              310            1,060
                                                                                           ---------------------------------------
                  Net cash provided by operating activities                                7,290            2,564           30,412
                                                                                           ---------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                               (6,153)         (16,632)          (8,174)
         Purchase of assets of Chicago & Illinois Midland Railway Company                     --               --          (26,330)
         Purchase of assets of Pittsburg & Shawmut Railroad Company,
            Mountain Laurel Railroad Company and Red Bank Railroad Company                    --               --          (11,966)
         Purchase of common stock of Rail Link, Inc.                                          --               --          (12,122)
         Proceeds from disposition of property                                               824              318           17,790
                                                                                           ---------------------------------------
                  Net cash used in investing activities                                   (5,329)         (16,314)         (40,802)
                                                                                           ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term borrowings, including capital leases             (4,962)         (16,999)         (73,400)
         Proceeds from issuance of long-term debt                                          2,476           24,300           51,437
         Debt issuance costs                                                                  --             (641)          (1,642)
         Net proceeds on grants                                                            1,755            3,512              771
         Dividends paid                                                                      (63)            (191)             (32)
         Proceeds from issuance of stock options                                              60               --               --
         Proceeds from issuance of stock--employee purchase                                   --               --               11
         Issuance of stock warrants                                                           --               --              471
         Proceeds from issuance of stock--initial public offering                             --               --           44,780
                                                                                           ---------------------------------------
                  Net cash (used in) provided by financing activities                       (734)           9,981           22,396
                                                                                           ---------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           1,227           (3,769)          12,006
CASH AND CASH EQUIVALENTS, beginning of period                                             4,657            5,884            2,115
                                                                                           ---------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                  $5,884           $2,115          $14,121
                                                                                           =======================================
CASH PAID DURING PERIOD FOR:
         Interest                                                                         $3,075           $3,204           $4,347
         Incomes taxes                                                                     1,023            1,022            2,138
                                                                                           =======================================

                  The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                    ---------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
    -----------------------------------------------------------

Genesee & Wyoming Inc. and Subsidiaries (the "Company") operates 15 short-line and regional railroads in New York, Pennsylvania, Louisiana, Oregon, Texas and, beginning in 1996, Illinois, Florida, North Carolina and Virginia (see Note 2), through its various subsidiaries. The Company, through its leasing subsidiary, also buys, sells, leases and manages railroad transportation equipment. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to industries in North America with extensive railroad facilities within their complexes.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenues are estimated and recognized as shipments initially move onto the Company's tracks, which, due to the relatively short length of haul, is not materially different from the recognition of revenues as shipments progress.

Cash Equivalents
----------------

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents for purposes of classification in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates fair market value.

Materials and Supplies
----------------------

Materials and supplies consist of items for improvement and maintenance of road property and equipment, and are stated at the lower of average cost or market.

Property and Equipment
----------------------

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to other income. Gains of approximately $790,000, $0 and $572,000 realized by the leasing subsidiary on the sale or disposition of transportation equipment during 1994, 1995 and 1996, respectively, are classified in operating revenues. Depreciation is provided on the straight-line method over the useful lives of the property which are as follows:

     Road Properties...............................20-50 years
     Equipment......................................3-20 years

The Company continually evaluates whether later events and circumstances have occurred that indicate the assets may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

Service Assurance Agreement
---------------------------

The service assurance agreement represents a commitment from the most significant customer of the Company, to one of the subsidiary railroads (see
Note 2), which grants the Company the exclusive right to serve indefinitely three of the customer's facilities. The service assurance agreement is amortized on a straight-line basis over the same period as the related track structure, which is 20 years. At December 31, 1996, the service assurance agreement was $14,312,000, net of accumulated amortization of $669,000.

Primary and Fully Diluted Net Income per Share
----------------------------------------------

Primary and fully diluted net income per share are determined by dividing net income by the weighted average number of common shares, and where applicable, common share equivalents outstanding during the period, as adjusted for the stock split discussed in Note 13. The common share equivalents outstanding for primary and fully diluted net income per share are derived by calculating the dilutive effect of unexercised stock options and stock warrants using the average and ending market price per share, respectively.

Significant Customer Relationship
---------------------------------

A large portion of the Company's operating revenues is attributable to customers operating in the electric utility, forest products, petroleum and salt industries. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers, which is a group that changes annually, accounted for approximately 53%, 50% and 49% of the Company's revenues in 1994, 1995 and 1996, respectively. One customer in the electric utility industry accounted for approximately 18% of the Company's revenues in 1996 (see Note 2) while one customer in the salt industry accounted for approximately 12% of the Company's revenue in 1994 (see Note 3). The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. Although the Company's accounts receivable include a diverse number of customers and railroads, the collection of these receivables is substantially dependent upon the economies of the regions in which the Company operates, the electric utility, forest products, petroleum and salt industries, and the railroad sector of the economy in general.

Disclosures About Fair Value of Financial Instruments
-----------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

        Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

        Long-term debt: The fair value of the Company's long-term debt is based on secondary market indicators. Since the Company's debt is not quoted, estimates are based on each obligation's characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  EXPANSION OF RAILROAD OPERATIONS:
    ---------------------------------

Illinois & Midland Railroad, Inc. - On February 8, 1996, a newly-formed subsidiary, Illinois & Midland Railroad, Inc. ("Illinois & Midland"), purchased certain assets, primarily road and track structure, of Chicago & Illinois Midland Railway Company for approximately $27.7 million, including related costs and the assumption of certain liabilities. The purchase price was allocated to purchased inventory ($750,000), assumed note receivable ($1,220,000), property ($10,773,000), and the service assurance agreement ($14,981,000). The purchase also included the assumption of $1,394,000 of liabilities. This subsidiary operates approximately 126 miles of track in the State of Illinois. A significant portion of this subsidiary's operating revenue (83% in 1995 and 76% in 1996) is attributable to coal shipments for one customer which is an electric utility (see Note 1). The acquisition was accounted for as a purchase.

Pittsburg & Shawmut Railroad, Inc. - On April 29, 1996, a newly formed subsidiary, Pittsburg & Shawmut Railroad, Inc. ("Pittsburg & Shawmut"), purchased certain assets, primarily road and track structure, of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company, and Red Bank Railroad Company for approximately $15.2 million, including related costs. The purchase price was allocated to purchased inventory ($50,000), property ($14,846,000), and other assets ($264,000). The purchase also included the assumption of $3,194,000 of deferred grants from the State of Pennsylvania. In addition, the purchase and sale agreement provides for additional contingency payments of up to $2.5 million. A portion of these payments are required (up to a maximum of $500,000) if certain coal shipments during any calendar year from 1997-1999, as defined, exceed 290,000 tons. The remaining contingency payments (up to a maximum of $2.0 million) are calculated as 25% of the gross revenues attributable to certain coal shipments that exceed 564,793 tons during any calendar year from 2000-2009, as defined. Upon resolution of the amount of the contingency payments, there will be an additional element of cost related to the transaction, which will be recorded as excess cost over the fair market value of tangible net assets acquired and amortized over the same period as the related track structure, which is 20 years. The acquisition was accounted for as a purchase. On June 28, 1996, a portion of the railcars acquired in the purchase were sold for $2.4 million, the purchase price allocation was adjusted, and no gain or loss was recognized.

Rail Link, Inc. - On November 8, 1996, the Company completed its acquisition of all of the common stock of Rail Link, Inc. ("Rail Link") for approximately $9.1 million in cash and $3.0 million in future amounts payable based on performance. The purchase price was allocated to purchased net working capital ($1,218,000), property ($5,000,000), goodwill ($5,629,000) and other assets ($275,000). The goodwill is being amortized on a straight-line basis over 20 years. At December 31, 1996, goodwill was $5,582,000, net of accumulated amortization of $47,000. The purchase also included the assumption of $474,000 of liabilities. Rail Link provides railroad switching and related services to North American industries with extensive railroad facilities within their complexes. Headquartered in Richmond, Virginia, Rail Link manages 20 switching operations, a railcar cleaning operation, two track maintenance operations and a locomotive leasing operation in 11 states. Rail Link also operates three short line railroads located in

Florida, North Carolina and Virginia. The acquisition was accounted for as a purchase. The allocation of the purchase price is based on preliminary estimates and may be revised at a later date.

Pro Forma for Acquisitions - Results for the operations of Illinois & Midland Railroad, Inc., Pittsburg & Shawmut Railroad, Inc. and Rail Link, Inc. are included within the consolidated financial statements commencing February 9, 1996, April 30, 1996, and November 9, 1996, respectively. Unaudited pro forma results assuming these acquisitions had been made as of January 1, 1995, are as follows (in thousands, except per share amounts):


                                                        Year Ended
                                                     -----------------
                                                   12/31/95    12/31/96
                                                   --------    --------
(Unaudited)

Revenues...........................................$82,397     $90,842
Net income.........................................  3,976       5,572
Net income per common share and common share
   equivalent......................................  $1.69       $1.41
Net income per common share and common share
   equivalent assuming full dilution...............  $1.69       $1.40

Such pro forma information is not necessarily indicative of the results of future operations. Income per share information has been adjusted for the stock split (see Note 13) as though it took place on January 1, 1995.

3. SPECIAL CHARGE:
  ----------------

One of the Company's subsidiaries has served a salt mine in Retsof, New York since the 1890's. This mine closed in 1995 and in 1996, the mining company announced it would not replace the mine or maintain a distribution center. The subsidiary has experienced a significant decline in traffic and in the fourth quarter of 1996 the Company realigned its operations and decided to close certain supporting facilities. Thus, the Company has recorded a special charge representing the impairment of assets of $1,140,000 and employee severance and pension termination expense of $220,000. This special charge, which was recorded in the fourth quarter, is in the amount of $1,360,000 before tax and $809,000 after tax, or $0.20 per share.

On February 11, 1997, an investment group announced a plan to acquire all rights of the present salt mining company and build a new mine in the Retsof area. According to the investment group, development of this new mine is contingent upon obtaining adequate financing and regulatory approvals and permits. Because of the nature of the proposed mine and the Company's realignment of operations, the supporting facilities which are subject to this special charge will not be needed in any future potential rail operations.

4.    PROPERTY AND EQUIPMENT:
      -----------------------
Major classifications of property and equipment are as follows (amounts in thousands):

                                           1995     1996
                                          -------  -------

Road properties                           $48,691  $62,670
Equipment and other                        30,540   34,017
                                           ------   ------
                                           79,231   96,687
Less- Accumulated depreciation and
 amortization                              17,657   17,865
                                           ------   ------
                                          $61,574  $78,822
                                           ======   ======



5.  OTHER ASSETS:
    -------------

Major classifications of other assets are as follows (amounts in thousands):

                                       1995    1996
                                      ------  -------
Goodwill                              $   --  $ 5,629
Deferred financing costs                 682    2,328
Assets held for sale or future use        --    2,023
Other                                    609    2,160
                                       -----   ------
                                       1,291   12,140
Less- Accumulated amortization           237      765
                                       -----   ------
                                      $1,054  $11,375
                                       =====   ======


The Company recorded goodwill of approximately $5,629,000 related to the acquisition of all of the common stock of a new subsidiary (see Note 2). The goodwill is being amortized on a straight-line basis over 20 years. At December 31, 1996, goodwill was $5,582,000, net of accumulated amortization of $47,000.

Deferred financing costs are amortized over the period covered by the related revolving credit agreement using the straight-line method, which is not materially different from the amortization computed using the effective-interest method (see Note 7).

In December 1996, the Company transferred approximately $2.0 million of assets from road properties to other assets to be held for sale or future use due to the shutdown of one of its subsidiaries (see Note 3).

In 1994, the Company wrote off certain road property which was being held for sale or future use to state the property at net realizable value. This write-off of approximately $675,000 was recorded as a charge to maintenance of ways and structures expense.

6. LEASES:
   -------

Lessor
------

A subsidiary leases rolling stock to third parties under agreements that are accounted for as operating leases. The property held for lease on December 31, 1996, totaled $14,175,000 less accumulated depreciation of $3,701,000. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (amounts in thousands):



     1997.............................................$3,198
     1998..............................................2,910
     1999..............................................1,160
     2000..............................................1,160
     2001................................................680
     Thereafter........................................2,722
                                                       -----

                                                     $11,830
                                                     =======

Lessee
------

The Company has entered into several leases for rolling stock, locomotives and other equipment. Operating lease expense for the years ended December 31, 1994, 1995 and 1996, was approximately $2,275,000, $2,173,000 and $1,256,000, respectively.

On December 27, 1996, the Company completed the sale of 53 of its locomotives to a leasing company for a net sale price of approximately $11,950,000. The proceeds were applied to debt on the Company's credit facilities (see Note 7). Simultaneously, a subsidiary of the Company entered into an agreement with the leasing company to lease the locomotives back. The sale resulted in a deferred gain of approximately $4,902,000 which will be amortized over the term of the lease as a non-cash offset to rent expense.

The following is a summary of future minimum payments under noncancelable leases (amounts in thousands):

     1997.............................................$2,868
     1998............................................. 2,376
     1999............................................. 2,073
     2000............................................. 1,720
     2001............................................. 1,666
     Thereafter....................................... 6,600
                                                       -----

     Total minimum payments..........................$17,303
                                                     =======

In 1992, a subsidiary of the Company entered into a lease agreement with a Class I carrier to operate 185 miles of track in Oregon. This subsidiary began operations in 1993. The subsidiary has assumed all operating and financial responsibilities including maintenance and regulatory compliance. Under the lease, no payments to the lessor are required as long as the subsidiary interchanges its freight traffic with only the lessor. Through December 31, 1996, no payments were required under this lease arrangement as all traffic has been interchanged with the lessor. The lease is subject to an initial 20 year term and shall be renewed for successive ten year renewal terms, unless either party elects not to renew the lease. If the lessor terminates the lease for any reason, the lessor must reimburse the subsidiary for its depreciated basis in the property.

In August, 1995, a subsidiary of the Company signed an agreement with a Class I carrier to lease and operate 53 miles of track in Oregon. The lease is subject to an initial 20 year term and shall be renewed for an additional ten years, unless either party elects not to renew the lease. Under the lease, no payments to the lessor are required as long as the subsidiary maintains minimum levels of traffic and provided the subsidiary interchanges its freight traffic with only the lessor and certain permitted carriers. The maximum annual lease payment required if this subsidiary did not move any traffic would be $1.3 million. In October, 1995, the subsidiary signed an agreement with another Class I carrier to lease and operate an additional 53 miles of connecting track in Oregon. The lease is subject to an initial three year term and shall be renewed for successive three year intervals, unless either party elects not to renew the lease. Under the lease, no payments to the lessor are required as long as the subsidiary interchanges its freight traffic with only the lessor and certain permitted carriers. Under both of these arrangements, the Company has assumed all operating and financial responsibilities including maintenance and regulatory compliance. Through December 31, 1996, no payments were required under either lease arrangement.

A subsidiary of the Company has entered into a trackage rights agreement to operate over 93 miles of a Class I carrier. This agreement is terminable by either party after 1997.

7.    LONG-TERM DEBT:
      ---------------
Long-term debt consists of the following (amounts in thousands):

                                           1995     1996
                                          -------  -------

Credit facilities with variable
 interest depending upon certain
 financial ratios of the Company, as
 defined (7.25% at December 31, 1996),
 due partially in quarterly               $24,300  $ 7,972
 installments, with the balance due in
 2001, net of unamortized discount of
 $384,000 ($0 in 1995)




Promissory note payable with interest
 at 8% and principal payments due
 annually of $1,188,000 if certain
 conditions, as specified in the            9,122    9,022
 agreement, are met, with the balance
 due in 1999



Secured promissory notes (three) with
 the State of Illinois, interest at 3%,
 payable in annual installments through         -    1,737
 2006


Term loan payable in quarterly
 installments, with interest adjusted
 quarterly at 90-day treasury bill rate     6,066        -
 plus 3.25%


Capital lease obligations with interest
 at 12.47%, payable in monthly                453        -
 installments of $47,885 through 1996

                                           ------   ------
                                           39,941   18,731
Less- Current portion                       1,239      271
                                           ------   ------
Long-term debt, less current portion      $38,702  $18,460
                                           ======   ======

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

On February 8, 1996, the Company amended and restated the credit facilities agreement. The amended and restated credit facilities provide for (i) a $40 million term loan used to finance the acquisitions of Illinois & Midland and Pittsburg & Shawmut and (ii) a $34 million revolving credit facility used to finance other acquisitions, including the Rail Link acquisition, and for working capital and other general corporate purposes. The revolving credit facility provides for a mandatory commitment reduction of $2.0 million on December 31, 1997, with the remaining balance payable in February, 2001. The Company may voluntarily reduce the commitment on the revolving credit facility at any time without penalty, provided that no reinstatement of the commitment amounts may occur. In conjunction with the amendment and restatement, the Company paid debt financing fees of $1.6 million, primarily to a financial institution (see Note
5).

On June 28, 1996, the Company used proceeds of approximately $45,805,000 from its initial public offering (see Note 13) to reduce its credit facilities. Also, on December 20, 1996, the Company voluntarily paid the remaining balance on its term loan.

The credit facilities accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0% to 3% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, never to exceed three months outstanding. The Company pays a 1/2% per annum commitment fee on all unused portions of the revolving credit facility. The credit facilities agreement requires mandatory prepayments when certain events occur. These events include, among other things, the generation of excess cash flow, the disposition of certain levels of assets not subject to prior liens and the sale of Company stock, all as defined in the agreement. These credit facilities are secured by substantially all the assets of the Company and the stock of certain subsidiaries. The credit facilities agreement requires the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, funded debt to net worth, cash flow coverage, EBIT to interest and minimum net worth, all as defined in the agreement. The Company is also limited in its ability to incur additional indebtedness, create liens on its assets, make certain capital expenditures and pay dividends greater than $32,000 in any one quarter. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1996.

The promissory note payable with an outstanding balance of $9,022,000 at December 31, 1996, provides for annual principal payments of $1,188,000 by a subsidiary provided the subsidiary meets certain levels of revenue and cash flow. In accordance with these provisions, the subsidiary was not required to make any principal payments in 1995 or 1996. The subsidiary did, however, make principal payments of $184,000 and $100,000 in 1995 and 1996, respectively, due to additional requirements regarding the sale of assets, as defined in the agreement. The subsidiary does not expect that it will be required to make a principal payment in 1997. The annual debt maturity schedule has been adjusted accordingly.

The following is a summary of the maturities of long-term debt as of December 31, 1996 (amounts in thousands):

     1997.............................................$  271
     1998..............................................  176
     1999..............................................9,104
     2000..............................................  187
     2001..............................................8,165
     Thereafter........................................  828
                                                       -----

                                                            $18,731
                                                            =======

8.  INTEREST RATE RISK MANAGEMENT:
    -----------------------------

The Company uses derivative financial instruments, specifically interest rate caps and interest rate swaps, to manage its variable interest rate risk on long-term debt.

Interest Rate Cap--In August, 1995, the Company entered into a three-year
-----------------
interest rate cap agreement in order to cap the rate on three-month dollar deposits, as defined, to a fixed rate of 8.0%. The notional amount under this agreement reduces on a quarterly basis in varying amounts from $15,250,000 at September 30, 1995, to $11,438,000 at September 30, 1998 ($14,500,000 at
December 31, 1996). The fees paid by the Company for the interest rate cap were capitalized and are amortized over the period covered by the agreement. Management estimates the carrying value of this interest rate cap to approximate fair value.

Old Interest Rate Swap--In February, 1996, the Company entered into a three-year
----------------------
interest rate swap agreement with a financial institution whereby the Company fixed its LIBOR interest rate at 5.14% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement was $10.0 million. In May, 1996, this agreement was terminated and the Company received consideration of $210,000 from the financial institution, which is being amortized as a credit to interest expense over the remaining life of the original agreement.

New Interest Rate Swap--In October, 1996, the Company entered into a two-year
----------------------
interest rate swap agreement with a financial institution whereby, effective December 31, 1996, the Company fixed its LIBOR interest rate at 6.15% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement is $10.0 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

9.  EMPLOYEE BENEFIT PLANS:
    -----------------------

Pension
-------

The Company administers a noncontributory defined benefit plan for the employees of a subsidiary who are members of a union and who meet minimum service requirements. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plan. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act.

Pension costs for 1994, 1995 and 1996 were approximately $13,000, $14,000, and $105,000, respectively. The 1996 pension cost includes the estimated expense of terminating the defined benefit plan due to the shut down of a subsidiary's operations (see Note 3). The pension liability recognized in the accompanying consolidated balance sheet at December 31, 1995 and 1996, was approximately $80,000 and $185,000, respectively.

The projected benefit obligation was determined using a discount rate of 7.8%. The long-term rate of return on plan assets was 7.5%. The plan assets, which consist of fixed income securities, were approximately $117,000 and $90,000, respectively, at December 31, 1995 and 1996. The unrecognized net transition obligation is being amortized over the remaining service lives of plan participants.

Postretirement Benefits
-----------------------

Historically, the Company has provided certain health care and life insurance benefits for certain retired employees. Eligible employees include union employees for one of its subsidiaries, and certain nonunion employees who have reached the age of 55 with 30 or more years of service. The Company funds the plan on a pay-as-you-go basis.

Total postretirement benefit costs for the years ended December 31, 1994, 1995 and 1996, were $55,000, $49,000 and $53,000, respectively. The funded status of the plan at December 31, 1995 and 1996, was as follows (amounts in thousands):



                                          1995   1996
                                          -----  -----

Accumulated postretirement benefit
 obligation-
Fully eligible active participants        $   4  $  58
Other active participants                   145     70
Retirees                                    486    420
                                           ----   ----
                                            635    548
Plan assets at fair value                     -      -
                                           ----   ----
Accumulated postretirement benefit
 obligation in excess of plan assets        635    548

Unrecognized net gain resulting from         51
 change in actuarial assumptions                   151

                                           ----   ----
Accrued postretirement benefit cost       $ 686  $ 699
                                           ====   ====




For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was then assumed to gradually decrease to 5% by the year 2002, at which time the rate was assumed to remain level. To illustrate the effect of these assumptions, increasing the assumed health care cost trend by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $44,000 and the net periodic postretirement benefit cost for 1996 by approximately $7,000.

Relevant assumptions used in accounting for the postretirement benefit plan as of December 31 were as follows:



                                          1995   1996
                                          -----  -----

Weighted average discount rate             7.5%  7.75%
Long-term rate of return on plan assets    N/A    N/A
                                           ===    ===


Employee Bonus Programs
-----------------------

The Company has performance-based bonus programs which include a majority of non-union employees. Key employees are granted bonuses on a discretionary basis. Total compensation of approximately $314,000, $308,000 and $730,000 was awarded under the various bonus plans in 1994, 1995 and 1996, respectively.

Profit Sharing
--------------

The Company maintains a defined contribution profit-sharing plan for two subsidiaries. There were no contributions in 1994, 1995 or 1996.

Effective January 1, 1994, the Company established two 401(k) plans covering union and non-union employees who have met specified length of service requirements. The 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. For non-union employees, the Company matches the participants contributions up to 1-1/2% of the participants salary. The Company's contributions to the plans in 1994, 1995 and 1996 were approximately $70,000, $83,000 and $110,000, respectively.

Postemployment Benefits
-----------------------

The Company does not provide postemployment benefits to its employees.

10. INCOME TAXES:
    -------------

The Company files consolidated U.S. federal income tax returns which include all of its subsidiaries. The components of the provision for income taxes on income before extraordinary item are as follows (amounts in thousands):




             1994    1995    1996
            ------  ------  ------

Current-
Federal     $1,123  $  550  $2,779
State          146     111   1,014
Deferred       738     811     227
            -----   -----   -----
            $2,007  $1,472  $4,020
            =====   =====   =====



The provision for income taxes on income before extraordinary item in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the effective tax rate reconciliation:

                                          1994   1995   1996
                                          -----  -----  -----

Tax provision at statutory rate           34.0%  34.0%  34.0%
State income taxes, net of federal
 income tax benefit                        4.6%   4.0%   5.6%

Other, net                                 1.4%   2.6%   0.9%
                                          ----   ----   ----
                                          40.0%  40.6%  40.5%
                                          ====   ====   ====


The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (amounts in thousands):




                                            1995      1996
                                          --------  --------

Deferred tax assets-
Accruals and reserves not deducted for
 tax purposes until paid                  $ 1,438   $ 1,828

Alternative minimum tax credits             2,903     1,752
Net operating losses                          489         -
Investment tax credits                         52         -
Postretirement benefits                       272       259
Other                                          74       154
                                           ------    ------
                                            5,228     3,993
Deferred tax liability -- differences
 in depreciation and amortization          (8,089)   (7,081)

                                           ------    ------
Net deferred tax liability                $(2,861)  $(3,088)
                                           ======    ======



The Company's alternative minimum tax credits can be carried forward indefinitely; however, the Company must achieve future regular taxable income in order to realize this credit. Management does not believe that a valuation allowance is required for the deferred tax assets based on anticipated future profit levels and the reversal of current temporary differences.

11.  GRANTS FROM GOVERNMENTAL AGENCIES:
     ----------------------------------

In April, 1996, in connection with the purchase of assets of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company and Red Bank Railroad Company (see Note 2), the Company assumed a deferred grant of $3,194,000 from the State of Pennsylvania.

During 1995, a subsidiary of the Company received a grant from the State of Pennsylvania of $3,500,000 for rehabilitation of a portion of the subsidiary's track. The agreement requires the State of Pennsylvania to reimburse the subsidiary for 75% of the total costs of the project. This project was substantially complete as of December 31, 1996. Another subsidiary of the Company received a grant from the State of Louisiana of $300,000 for rehabilitation of a portion of the subsidiary's track. This project has been completed.

During 1994, three subsidiaries of the Company received grants totaling approximately $1,755,000 from the State of Pennsylvania for the rehabilitation of a portion of each subsidiary's track. The agreements require the State to reimburse each subsidiary for 70%-75% of the total costs for each rehabilitation project. Each of these rehabilitation projects was completed by December 31, 1994.

During a prior year, a subsidiary of the Company received a grant from the State of New York of $4,000,000 for the rehabilitation of a portion of the subsidiary's track. This subsidiary also received a grant of $900,000 from the Federal Railroad Administration for the same rehabilitation project. The State of New York is entitled to 63.8% of the net liquidation value of the rehabilitated track upon abandonment. The State of New York agreement also requires the subsidiary to pay a usage fee for 10 years beginning on April 1, 1994, for all loaded cars moved over the subsidiary's track. Cumulative fees are limited to $4,000,000. As an alternative to paying the usage fee, the subsidiary, at its discretion, may make capital improvements, proposed by March 1 of the following year, of equal or greater value to the usage fee accrued during the year. The Company believes that it has proposed and/or performed capital improvements of equal or greater value which eliminates any liability associated with the usage fee.

All of the aforementioned grants do not represent a future liability of the Company unless the Company abandons the rehabilitated track structure within a specified period of time, as defined in the respective agreements. As the Company does not intend to abandon the track, the Company has recorded additions to road property and has deferred the amount of the grants as the rehabilitation expenditures have been incurred. The amortization of the deferred grant is a noncash offset to depreciation expense over the useful life of the related assets and is not included as taxable income. During the years ended December 31, 1994, 1995 and 1996, the Company recorded offsets to depreciation expense from grant amortization of $313,000, $415,000 and $638,000, respectively.

12.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company has built its portfolio of railroad properties through the purchase or lease of road and track structure and through operating agreements. These transactions have related only to the physical assets of the railroad property. Historically, the Company does not assume the operations or liabilities of the divesting railroads.

The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. These consolidations present both risk and opportunity for the Company. The acquisition of Conrail may impact the Company's Northeast region. Until the details of these consolidations reaches greater clarity, the Company is unable to determine the impact on its operations, particularly in the Northeast.

In connection with the Company's lease of its 185-mile line in Oregon (see Note
6), the Company has committed to the lessor to rehabilitate 25 miles of track over five years, beginning February, 1993, at an estimated total cost of approximately $5.0 million. As of December 31, 1996, the Company has completed approximately $2.0 million of this rehabilitation. The Company has also purchased and classified as material and supplies approximately $1,870,000 of rail necessary to complete the project on schedule.

The Company is a defendant in certain lawsuits resulting from the railroad operations. Management believes that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be settled at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

13.  STOCKHOLDERS' EQUITY:
     ---------------------

Warrants
--------

In conjunction with the amendment and restatement of the Company's credit facilities as discussed in Note 7, detachable warrants were issued to a financial institution to purchase 41,847 shares of Class A Common Stock at an exercise price of $0.0005 per share. These warrants are exercisable at any time through March 1, 2006. Management has valued the warrants at approximately $471,000, the amount of which was recorded as a debt discount and recorded in long-term debt. The discount is being amortized over the period covered by the related credit facilities agreement using the straight-line method, which is not materially different from the amortization computed using the effective-interest method.

Initial Public Offering and Related Stock Transactions
------------------------------------------------------

On June 28, 1996 the Company closed an underwritten initial public offering ("IPO") of 3,045,200 shares of Class A Common Stock (the "Common Stock Offering"), of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The gross proceeds to the Company of the Common Stock Offering of $49,252,000, net of underwriters' commission of $3,447,000, were used to pay down borrowings on the credit facilities. Other costs of the IPO of $1,025,000 were paid by the Company.

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

14. STOCK-BASED COMPENSATION PLANS:
    -------------------------------

In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for nonemployee directors (collectively referred to hereafter as the "Stock Option Plans"). In addition, the Company established an employee stock purchase plan ("Stock Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                        1996
                                       -------
Net Income:           As reported     $5,905
                      Pro Forma        5,609

Primary EPS:          As reported     $ 1.50
                      Pro Forma         1.45

Fully Diluted EPS:    As reported     $ 1.49
                      Pro Forma         1.43

The Company may sell up to 450,000 shares of stock to its full-time employees under the Stock Purchase Plan. At December 31, 1996, 328 shares had been purchased under this plan. The Company sells shares at 100% of the stock's market price at date of purchase, therefore, no compensation cost exists for this plan.

The Company may grant options to purchase up to an aggregate of 500,000 shares of Class A Common Stock under its Stock Option Plans. Under both Plans, the option price equals at least the stock's market price on the date of grant, except that grants of incentive stock options to employees with significant voting control must be at least the market price plus ten percent. The Stock Option Committee of the Company's Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. No option may be exercised after ten years from date of grant (or five years in the case of incentive stock options to employees with significant voting control), although the stock Option Committee may establish a shorter option term.

The Company has granted 421,500 options during 1996. A total of 32,000 options granted to directors who are not employees have an exercise price of $17, vest over three years, and expire after ten years. Of the remaining 389,500 options issued to employees, 350,500 have an exercise price ranging from $17 to $18.70 and 39,000 have an exercise price of $33.25. The employee options vest over four years and expire after five years. None of the options were exercisable as of December 31, 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5 percent; expected dividend yield of 0 percent; expected lives of 5 and 10 years; expected volatility of 54 percent. The weighted-average fair value of options granted during 1996 was $10.29 .

15.  QUARTERLY FINANCIAL DATA:
     ------------------------


Quarterly Results (Unaudited)
                                                      First    Second     Third   Fourth
(in thousands, except per share data)                Quarter   Quarter   Quarter  Quarter
---------------------------------------------------  --------  --------  -------  -------
1996
Operating revenues.................................. $16,608    $19,009   $19,022   $23,156
Income from operations..............................   2,814      4,173     3,609     3,398
Net income..........................................     965      1,559     1,763     1,619
Net income per share................................    0.41       0.64      0.34      0.30
-------------------------------------------------------------------------------------------
1995
Operating revenues.................................. $13,391    $13,243   $13,600   $13,154
Income from operations..............................   1,526      1,427     1,982     1,638
Income before extraordinary item....................     502        404       654     1,638
Net income (loss)...................................     502        (90)      654       591
Income per share before extraordinary item..........    0.21       0.17      0.28      0.25
Extraordinary item..................................       -      (0.21)       -        -
Net income (loss) per share.........................    0.21      (0.04)     0.28      0.25
-------------------------------------------------------------------------------------------

The fourth quarter of 1996 includes a $1,360,000 nonrecurring charge to record certain shutdown costs associated with the closing of a subsidiary (see Note 3).

The second quarter of 1995 includes a $494,000 extraordinary item, net of related income tax benefit of $357,000, resulting from the early extinguishment of debt (see Note 7).