Form 10-Q
period 1997-03-31
GENESEE & WYOMING INC
filed 1997-05-15
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     for the quarter ended March 31, 1997  Commission File No. 0-20847
                           --------------                      -------



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)


Delaware                                         06-0984624
-------------------------------            -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

71 Lewis Street, Greenwich, Connecticut           06830
---------------------------------------    -------------------
(Address of principal executive offices)        (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on May 9, 1997:

Class                                    Number of Shares Outstanding
-----                                    ----------------------------
Class A Common Stock                          4,400,073

Class B Common Stock                            846,556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                               Page
                                                           -------
  Consolidated Statements of Income - For the
   Three Months Ended March 31, 1996 and 1997............        3

  Consolidated Balance Sheets - December 31, 1996
   and March 31, 1997....................................        4

  Consolidated Statements of Cash Flows - For the
   Three Months Ended March 31, 1996 and 1997............        5

  Notes to Consolidated Financial Statements.............    6 - 8

 Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations.           9 - 12

 Item 3. Quantitative and Qualitative Disclosures About
   Market Risk...........................................       12

Part II - Other Information..............................       13

Index to Exhibits........................................  14 - 16

Signatures...............................................       17


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)



                                                    Three Months
                                                    Ended March 31,
                                                  1996          1997
                                                 -------------------
OPERATING REVENUES                                $16,608  $24,092
                                                 -------------------

OPERATING EXPENSES:
    Transportation                                  4,480    7,232
    Maintenance of ways and structures              2,186    2,557
    Maintenance of equipment                        2,994    4,006
    General and administrative                      2,809    4,743
    Depreciation and amortization                   1,325    1,519
                                                 -------------------
         Total operating expenses                  13,794   20,057
                                                 -------------------
INCOME FROM OPERATIONS                              2,814    4,035

Interest expense                                   (1,274)    (574)
Other income                                           81      131
                                                 -------------------
Income before provision for income taxes            1,621    3,592

Provision for income tax                              656    1,458
                                                 -------------------
NET INCOME                                           $965   $2,134
                                                 ===================
EARNINGS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT:

NET INCOME                                          $0.41    $0.39
                                                 ===================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARE AND COMMON SHARE EQUIVALENTS
       OUTSTANDING                                  2,348    5,469
                                                 ===================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                       December 31,  March 31,
                                                         1996         1997
                  ASSETS                                           (Unaudited)
                                                       -----------------------

CURRENTS ASSETS:
    Cash and cash equivalents                             $14,121  $17,699
    Accounts receivable, net                               19,133   20,727
    Materials and supplies                                  4,173    4,177
    Prepaid expenses and other                              1,771    2,029
    Deferred income tax assets, net                         1,632    1,734
                                                         ------------------
         Total current assets                              40,830   46,366
                                                         ------------------

PROPERTY AND EQUIPMENT, net                                78,822   84,093
                                                         ------------------
SERVICE ASSURANCE AGREEMENT, net                           14,312   14,124
                                                         ------------------
OTHER ASSETS, net                                          11,375   11,431
                                                         ------------------

         Total assets                                    $145,339 $156,014
                                                         ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                        $271     $306
    Accounts payable                                       33,583   35,426
    Accrued expenses                                        6,122    5,431
                                                         ------------------
         Total current liabilities                         39,976   41,163
                                                         ------------------

LONG-TERM DEBT                                             18,460   24,833
                                                         ------------------
OTHER LIABILITIES                                           2,699    2,730
                                                         ------------------
DEFERRED INCOME TAX LIABILITIES, net                        4,720    5,442
                                                         ------------------
DEFERRED ITEMS--grants from governmental
                agencies                                   12,899   13,229
                                                         ------------------
DEFERRED GAIN--sale/leaseback                               4,902    4,785
                                                         ------------------

STOCKHOLDERS' EQUITY:
    Class A common stock, $0.01 par value,
       one vote per share;
       12,000,000 shares authorized;
       4,399,463 and 4,399,953 issued and
       outstanding on December 31, 1996 and
       March 31, 1997, respectively                            44       44
    Class B common stock, $0.01 par value,
       10 votes per share;
       1,500,000 shares authorized; 846,556
       issued and outstanding                                   8        8
    Additional paid-in capital                             46,102   46,117
    Warrants outstanding                                      471      471
    Retained earnings                                      15,058   17,192
                                                         ------------------
         Total stockholders' equity                        61,683   63,832
                                                         ------------------
         Total liabilities and stockholders' equity      $145,339 $156,014
                                                         ==================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                              March 31,
                                                                           1996     1997
                                                                          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                         $965   $2,134
         Adjustments to reconcile net income
          to net cash provided
            by operating activities-
            Depreciation and amortization                                  1,325    1,519
            Deferred income taxes                                            264      620
            Gain on disposition of property and equipment                   (627)      (7)
            Changes in assets and liabilities,
              net of balances
              assumed through acquisitions-
               Receivables                                                (5,042)  (1,594)
               Materials and supplies                                        (33)      (4)
               Prepaid expenses and other                                   (292)    (258)
               Accounts payables and accrued expenses                      9,227    1,152
               Other assets and liabilities, net                             235     (422)
                                                                         ------------------
                  Net cash provided by operating
                   activities                                              6,022    3,140
                                                                        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                 (970)  (1,469)
         Purchase of assets of Chicago & Illinois
          Midland Railway Company                                        (26,335)    ----
         Proceeds from disposition of property                             1,555      259
                                                                        ------------------
                  Net cash used in investing activitie                  (25,750)  (1,210)
                                                                        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on long-term borrowings,
         including capital leases                                           (326)  (4,357)
         Proceeds from issuance of long-term debt                         25,925    5,480
         Debt issuance costs                                              (1,642)    ----
         Net (payments) proceeds  on grants                                 (195)     510
         Dividends paid                                                      (32)    ----
         Proceeds from issuance of stock - employee purchase plan                      15
         Proceeds from issuance of stock warrants                            471     ----
                                                                        ------------------
                  Net cash provided by financing activities                24,201    1,648
                                                                        ------------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                     4,473    3,578
CASH AND CASH EQUIVALENTS, beginning of period                             2,115   14,121
                                                                        ------------------
CASH AND CASH EQUIVALENTS, end of period                                  $6,588  $17,699
                                                                        ==================
CASH PAID DURING PERIOD FOR:
         Interest                                                         $1,240     $657
         Incomes taxes                                                        65    2,072
                                                                        ==================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
         Assumption of liabilities in connection
         with purchase of
          assets of Chicago & Illinois Midland
          Railway Company                                                 $1,162     ----
                                                                        ==================
          Capital lease obligation                                          ----    $5,261
                                                                        ==================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 1996 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report and Form 10-K.

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

  Pro Forma for Acquisitions - Results for the operations of Illinois & Midland Railroad, Inc., Pittsburg & Shawmut Railroad, Inc. and Rail Link, Inc. are included within the consolidated financial statements commencing February 9, 1996, April 29, 1996, and November 8, 1996, respectively. Unaudited pro forma results assuming all three acquisitions had been made as of January 1, 1996 and the sale by the Company of 2,897,200 shares of Class A Common Stock in the Common Stock Offering (see Note 3) are as follows (in thousands, except per share amounts):


                                                 Three Months Ended
                                          --------------------------------
                                                3/31/96          3/31/87
                                              (Unaudited)      (Unaudited)

Revenues................................       $22,004         $ 24,092
Net income..............................         1,673            2,134
Number of common shares.................         5,245            5,469
Net income per share....................         $0.32            $0.39
                                              ========            =====

 Such pro forma information is not necessarily indicative of the results of future operations.

3.   SUPPLEMENTAL EARNINGS PER SHARE:

  On June 28, 1996 the Company closed an underwritten initial public offering ("IPO") of 3,045,200 shares of Class A Common Stock (the "Common Stock Offering"), of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. Had the IPO occurred on January 1, 1996, earnings per share and weighted average shares outstanding for the three-month period ending March 31, 1996 would have been as follows:

Net income per share...................................$0.28

Weighted average shares and equivalent shares
 outstanding (in thousands)............................5,526

The supplemental earnings per share information is not necessarily indicative of the results of future operations.

4.   LEASES:

  On March 31, 1997 a subsidiary of the Company entered into a long-term capital lease agreement with a leasing company for the acquisition of up to $13 million of rolling stock. As of March 31, 1997 the subsidiary, at the subsidiary's election, had acquired rolling stock valued at $5.3 million under this lease. The Company guarantees the subsidiary's performance under the lease. The lease requires minimum monthly rent payments equal to the monthly interest payable with respect to the outstanding balance on the $13,000,000 note from the Lessor to a bank until September 30, 1998. Interest on the note is at LIBOR plus 1.875%. After September 30, 1998, based on the present amount of equipment subject to the lease, the monthly lease payment will be $128,730 until March 31, 2017. The subsidiary has the right to purchase all the equipment from the lessor prior to September 30, 1998 at the balance outstanding under the note.

5.   CONTINGENCIES:

  In March 1997, two large railroad companies, CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS"), tentatively agreed on a plan to acquire and divide the assets of a third large railroad, Consolidated Rail Corporation ("Conrail"). CSX and NS are expected to submit a plan for the breakup of Conrail to the Surface Transportation Board ("STB") in June 1997, after which the STB may take up to 255 calendar days to respond. Railroads in the Company's New York and Pennsylvania region interchange with one or more of these three large railroad companies, and rely on them in some cases for providing overhead traffic, defined as traffic neither originating nor terminating on any of the Company's subsidiaries. The volume of this overhead traffic may be negatively impacted if the merger is consummated. The Company continues to hold discussions with CSX and NS to explore its options to mitigate a potential traffic diversion, but the effect on the Company cannot be determined at this time.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS:

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Is also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation between the two computations. The SFAS No. 128 presentation is required for the year ended December 31, 1997, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128 for the quarter ended March 31, 1997, basic EPS and diluted EPS would have approximated $0.41 per share and $0.39 per share, respectively and for the quarter ended March 31, 1996, basic EPS and diluted EPS would have approximated $0.41 per share and $0.41 per share, respectively.





            The remainder of this page is intentionally left blank.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's 1996 Annual Report and Form 10-K.

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

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Operating Revenues

  Operating revenues were $24.1 million in the first three months of 1997 compared to $16.6 million in the first three months of 1996, an increase of $7.5 million or 45.1%. The increase was attributable to a $4.4 million increase in freight revenues and a $3.1 million increase in non-freight revenues.

  Freight revenues were $17.4 million in the first three months of 1997 compared to $13.0 million in the first three months of 1996, an increase of $4.4 million or 34.3%. The following table compares freight revenues, carloads and average freight revenues per carload for the first three months of 1996 and 1997:

          Freight Revenues and Carloads Comparison by Commodity Group
                   Three Months Ended March 31, 1996 and 1997

                                                                                                      AVERAGE
                                                                                                      FREIGHT
                                                                                                      REVENUES
                                        FREIGHT REVENUES                  CARLOADS                   PER CARLOAD
                            --------------------------------- ------------------------------    ------------------
                                                  (DOLLARS IN THOUSANDS EXCEPT REVENUES PER CARLOAD)

                                     % OF             % OF            % OF            % OF
COMMODITY GROUP                1996  TOTAL      1997  TOTAL     1996  TOTAL     1997  TOTAL      1996         1997
                            -------  -----   -------  -----   ------  -----   ------  -----     -----        -----

COAL, COKE & ORES           $ 3,007   23.2%  $ 6,666   38.3%  11,941   30.3%  25,759   45.3%    $ 252        $ 259
PETROLEUM PRODUCTS            2,270   17.5     1,956   11.2    4,542   11.6    4,072    7.2       500          480
PULP & PAPER                  1,793   13.8     1,767   10.2    4,772   12.1    4,612    8.1       376          383
LUMBER & FOREST PRODUCTS      1,269    9.8     1,463    8.4    4,123   10.5    4,334    7.6       308          338
METALS                        1,220    9.4     1,196    6.9    4,715   12.0    5,037    8.9       259          237
CHEMICALS                       967    7.5     1,523    8.8    1,841    4.7    2,835    5.0       525          537
FARM & FOOD PRODUCTS            787    6.1       945    5.4    2,282    5.8    3,420    6.0       345          276
AUTOS & AUTO PARTS              764    5.9       898    5.2    1,463    3.7    1,698    3.0       522          529
MINERALS & STONE                349    2.7       617    3.5    1,303    3.3    2,214    3.9       268          279
OTHER                           528    4.1       364    2.1    2,363    6.0    2,872    5.0       223          127
                            -------  -----   -------  -----   ------  -----   ------  -----     -----        -----
TOTAL                       $12,954  100.0%  $17,395  100.0%  39,345  100.0%  56,853  100.0%    $ 329        $ 306
                            =======  =====   =======  =====   ======  =====   ======  =====     =====        =====



  The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $6.7 million in the first three months of 1997, $6.0 of which were revenues from the shipment of coal, compared to $2.5 million in the first three months of 1996, $2.4 million of which were revenues from the shipment of coal.

  Total carloads were 56,853 in the first three months of 1997 compared to 39,345 in the first three months of 1996, an increase of 17,508 or 44.5%. The increase was largely attributable to 25,306 carloads transported by the operations on new acquisitions, which consisted primarily of coal, compared to 9,720 for the same period in 1996, which was also primarily coal.

  Non-freight revenues were $6.7 million in the first three months of 1997 compared to $3.6 million in the first three months of 1996, an increase of $3.1 million or 83.3%. Revenues from switching and storage activities were $4.0 million in the first three months of 1997 compared to $1.1 in the first three months of 1996, an increase of $2.9 million or 263.6%. The increase was largely attributable to switching revenues generated by new acquisitions, primarily Rail Link, Inc. Revenues from car hire and car rentals were $1.1 million in the first three months of 1997 compared to $1.3 million in the first three months of 1996, a decrease of $195,000 or 15.0%. The 1996 period included a gain on the sale of railcars of $593,000. Other car hire and car rentals revenue for 1997 increased by approximately $400,000 due primarily to operations on new acquisitions. Other non-freight revenue was $1.6 million in the first three months of 1997 compared to $1.2 million in the first three months of 1996, an increase of $400,000 or 33.3%. This increase was due to approximately $220,000 of other revenues generated by operations on new acquisitions and to an increase of approximately $180,000 on existing operations, primarily in demurrage.

Operating Expenses

  Operating expenses were $20.1 million in the first three months of 1997 compared to $13.8 million in the first three months of 1996, an increase of $6.3 million or 45.4%. Expenses associated with new acquisitions represented $5.3 million of the increase.

  The Company's operating ratio increased slightly to 83.3% in the first three months of 1997 from 83.1% in the first three months of 1996.

  The following table sets forth a comparison of the Company's operating expenses for the first quarters of 1996 and 1997:

                          Operating Expense Comparison
                   Three Months Ended March 31, 1996 and 1997


                                          1996                              1997
                                 ----------------------            ------------------------
                                              % of                                % of
                                              Operating                           Operating
                                 Amount       Revenues              Amount        Revenues
                                 -------      --------              -------       ---------
Labor and benefits               $ 5,452         32.8%              $ 8,944          37.1%
Equipment rents                    1,880         11.3                 2,435          10.1
Purchased services                   780          4.7                 1,017           4.2
Depreciation and amortization      1,325          8.0                 1,519           6.4
Diesel fuel                        1,065          6.4                 1,343           5.6
Casualties and insurance           1,157          7.0                 1,530           6.4
Materials                            706          4.3                   969           4.0
Other                              1,429          8.6                 2,300           9.5
                                 -------         ----               -------          ----
Total                            $13,794         83.1%              $20,057          83.3%
                                 =======         ====               =======          ====


  Labor and benefits expense was $8.9 million in the first three months of 1997 compared to $5.5 million in the first three months of 1996, an increase of $3.4 million or 64.0%, primarily due to the commencement of operations on new
acquisitions.   Labor costs increased as a percentage of revenues to 37.1% in the first three months of 1997 from 32.8% in the first three months of 1996.
The increase is largely attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation. All other categories of operating expenses decreased as percentages of operating revenues because of the effect of the Rail Link acquisition. All categories of operating expenses increased in amount primarily because of the effect of all three 1996 acquisitions.

Interest Expense and Income Taxes

  Interest expense in the first three months of 1997 was $574,000 compared to $1.3 million in the first three months of 1996, a decrease of $700,000 or 54.9%. The decrease generally reflects the lower overall debt outstanding due to the application of proceeds from the Company's June 28, 1996 initial public offering to reduce debt. The Company's effective income tax rate was

40.6% in the first three months of 1997 compared to 40.5% in the first three months of 1996.

Net Income

  The Company's net income in the first three months of 1997 was $2.1 million compared to $965,000 in the first three months of 1996, an increase of $1.2 million or 121.1%.

Liquidity and Capital Resources

  During the three months ended March 31, 1997 the Company generated cash from operations of $3.1 million, had net new borrowings of $1.1 million, entered into a $5.3 million long-term capital lease for rolling stock and recorded $510,000 in net proceeds on governmental grants. A total of $6.8 million was invested in capital assets of which $5.3 million represented rolling stock under the long-term capital lease. The Company received $259,000 in proceeds from the disposition of property.

  During the first three months of 1996, the Company generated cash from operations of $6.0 million, which includes the effect of a $3.5 million increase in net trade payables associated with the commencement of operations of Illinois & Midland. In addition, the Company received $1.6 million in proceeds from the sale of equipment and invested $970,000 in track and other fixed assets (apart from its investment in the Illinois & Midland Railroad acquisition).

  The Company has budgeted $15.2 million in capital expenditures in 1997. As of March 31, 1997, $6.8 million, which included rolling stock under capital lease of $5.3 million, was completed.

  At March 31, 1997 the Company had long-term debt (including current portion) totaling $25.1 million, which comprised 28.3% of its total capitalization. This compares to long-term debt, including current portion, of $18.7 million at December 31, 1996, comprising 23.3% of total capitalization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.



            The remainder of this page is intentionally left blank.

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

 (4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
        INDENTURES

        (a) Form of Restated Certificate of Incorporation (Exhibit 3.2)/2/

        (b) By-laws (Exhibit 3.3)/1/

        (c) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)/3/

        (d) Form of Class B Stockholders' 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit Agreement dated as of May 20, 4.2)/2/

        (e) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc.
            (Exhibit 4.6)/1/

        (f) Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 8, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.10)/1/

        (g) Revolving Credit Note dated as of February 8, 1996 of the Registrant and certain of its subsidiaries in favor of The First National Bank of Boston (Exhibit 4.11)/1/

        (h) Term Note dated as of February 8, 1996 of the Registrant and certain of its Subsidiaries in favor of The First National Bank of Boston (Exhibit 4.12)/1/

        (i) Amended and Restated Security Agreement dated as of February 8,1996 among the Registrant, certain of its Subsidiaries and The First National Bank of Boston (Exhibit 4.13)/1/

        (j) Amended and Restated Stock Pledge Agreement dated as of February 8, 1996 between the Registrant and The First National Bank of Boston (Exhibit 4.14)/1/

        (k) Amended and Restated Collateral Assignment of Partnership Interests dated as of February 8, 1996 of the Registrant and GWI Dayton, Inc. in favor of The First National Bank of Boston (Exhibit 4.15)/1/

        (l) Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 26, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.16)/2/

(10)  MATERIAL CONTRACTS

        Not applicable.

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


                                    GENESEE & WYOMING INC.

Date:  May 12, 1997                 By: /s/ Mortimer B. Fuller, III
                                        ---------------------------
                                    Name:   Mortimer B. Fuller, III
                                    Title: President and CEO


Date:  May 12, 1997                 By: /s/ Alan R. Harris
                                        ---------------------------
                                    Name:   Alan R. Harris
                                    Title: Chief Accounting Officer



            The remainder of this page is intentionally left blank.