Form 10-Q
period 1997-06-30
GENESEE & WYOMING INC
filed 1997-08-14
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     for the quarter ended June 30, 1997   Commission File No. 0-20847
                           --------------                      -------



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                         06-0984624
----------------------------------               ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

71 Lewis Street, Greenwich, Connecticut          06830
----------------------------------               ----------------
(Address of principal executive offices)         (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on August 6, 1997:

Class                                            Number of Shares Outstanding
-----                                            ----------------------------
Class A Common Stock                                    4,401,184

Class B Common Stock                                      846,556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                         Page
                                                                     -------
  Consolidated Statements of Income - For the
   Three Months and Six Months Ended June 30,
   1996 and 1997.........................................                  3

  Consolidated Balance Sheets - December 31, 1996
   and June 30, 1997.....................................                  4

  Consolidated Statements of Cash Flows - For the
   Six Months Ended June 30, 1996 and 1997...............                  5

  Notes to Consolidated Financial Statements.............              6 - 8

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...             9 - 15

 Item 3. Quantitative and Qualitative Disclosures About
         Market Risk.....................................                 15

Part II - Other Information..............................                 16

Index to Exhibits........................................            17 - 18

Signatures...............................................                 19

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                          Three Months       Six Months
                                                          Ended June 30,    Ended June 30,
                                                          1996     1997     1996     1997
                                                        ----------------------------------
OPERATING REVENUES                                      $19,009  $23,479  $35,618  $47,571
                                                        ----------------------------------

OPERATING EXPENSES:
    Transportation                                        4,178    6,752    8,658   13,984
    Maintenance of ways and structures                    2,336    2,462    4,522    5,019
    Maintenance of equipment                              3,527    3,888    6,522    7,894
    General and administrative                            3,226    4,504    6,035    9,247
    Depreciation and amortization                         1,569    1,702    2,894    3,221
                                                        ----------------------------------
Total operating expenses                                 14,836   19,308   28,631   39,365
                                                        ----------------------------------
INCOME FROM OPERATIONS                                    4,173    4,171    6,987    8,206

Interest expense                                         (1,733)    (647)  (3,007)  (1,221)
Other income                                                180      100      261      231
                                                        ----------------------------------
Income before provision for income taxes                  2,620    3,624    4,241    7,216

Provision for income tax                                  1,061    1,467    1,718    2,925
                                                        ----------------------------------
NET INCOME                                               $1,559   $2,157   $2,523   $4,291
                                                        ==================================
EARNINGS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT:

NET INCOME                                                $0.63    $0.40    $1.03    $0.79
                                                        ==================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARE AND COMMON SHARE EQUIVALENTS OUTSTANDING         2,487    5,440    2,439    5,455
                                                        ==================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                         December 31   June 30,
                                                                            1996         1997
                  ASSETS                                                              (Unaudited)
                                                                         ------------------------
CURRENTS ASSETS:
    Cash and cash equivalents                                              $14,121     $12,392
    Accounts receivable, net                                                19,133      17,922
    Materials and supplies                                                   4,173       4,162
    Prepaid expenses and other                                               1,771       1,526
    Deferred income tax assets, net                                          1,632       1,736
                                                                         ------------------------

         Total current assets                                               40,830      37,738
                                                                         ------------------------

PROPERTY AND EQUIPMENT, net                                                 78,822      84,729
                                                                         ------------------------

SERVICE ASSURANCE AGREEMENT, net                                            14,312      13,937
                                                                         ------------------------

OTHER ASSETS, net                                                           11,375      11,176
                                                                         ------------------------

         Total assets                                                     $145,339    $147,580
                                                                         ========================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                         $271        $233
    Accounts payable                                                        33,583      26,961
    Accrued expenses                                                         6,122       5,010
                                                                         ------------------------

         Total current liabilities                                          39,976      32,204
                                                                         ------------------------

LONG-TERM DEBT                                                              18,460      22,119
                                                                         ------------------------

OTHER LIABILITIES                                                            2,699       2,722
                                                                         ------------------------

DEFERRED INCOME TAX LIABILITIES, net                                         4,720       6,154
                                                                         ------------------------

DEFERRED ITEMS--grants from governmental agencies                           12,899      13,712
                                                                         ------------------------

DEFERRED GAIN--sale/leaseback                                                4,902       4,668
                                                                         ------------------------

STOCKHOLDERS' EQUITY:
  Class A common stock, $0.01 par value, one vote per share;
    12,000,000 shares authorized;  4,399,463 and 4,400,363 issued and
    outstanding on December 31, 1996 and June 30, 1997, respectively.           44          44
  Class B common stock, $0.01 par value, 10 votes per share;
    1,500,000 shares authorized; 846,556 issued and outstanding                  8           8
  Additional paid-in capital                                                46,102      46,128
  Warrants outstanding                                                         471         471
  Retained earnings                                                         15,058      19,350
                                                                         ------------------------

         Total stockholders' equity                                         61,683      66,001
                                                                         ------------------------

         Total liabilities and stockholders' equity                       $145,339    $147,580
                                                                         ========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                           1996       1997
                                                                                       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $2,523     $4,291
   Adjustments to reconcile net income to net cash provided
      by operating activities-
      Depreciation and amortization                                                       2,894      3,221
      Deferred income taxes                                                                 824      1,330
      Gain on disposition of property and equipment                                         (42)       (12)
      Changes in assets and liabilities, net of balances
        assumed through acquisitions-
         Receivables                                                                     (4,241)     1,211
         Materials and supplies                                                          (2,100)        11
         Prepaid expenses and other                                                         460        245
         Accounts payable and accrued expenses                                            8,380     (7,734)
         Other assets and liabilities, net                                                 (368)      (215)
                                                                                       ---------------------
                Net cash provided by operating activities                                 8,330      2,348
                                                                                       ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (1,823)    (3,858)
   Purchase of assets of Chicago & Illinois Midland Railway Company                     (26,330)       --
   Purchase of assets of Pittsburg & Shawmut Railroad Company,
      Mountain Laurel Railroad Company and Red Bank Railroad Company                    (11,966)       --
   Proceeds from disposition of property                                                  4,001        266
                                                                                       ---------------------
                Net cash used in investing activities                                   (36,118)    (3,592)
                                                                                       ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term borrowings, including capital leases                 (49,838)    (7,565)
   Proceeds from issuance of long-term debt                                              37,920      5,880
   Debt issuance costs                                                                   (1,671)       --
   Net (payments) proceeds  on grants                                                      (192)     1,173
   Dividends paid                                                                           (32)       --
   Proceeds from issuance of stock - employee purchase plan                                  --         27
   Proceeds from issuance of stock warrants                                                 471        --
   Net proceeds from initial public offering                                             44,780        --
                                                                                       ---------------------
                Net cash provided by (used in) financing activities                      31,438       (485)
                                                                                       ---------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         3,650     (1,729)
CASH AND CASH EQUIVALENTS, beginning of period                                            2,115     14,121
                                                                                       ---------------------
CASH AND CASH EQUIVALENTS, end of period                                                 $5,765    $12,392
                                                                                       =====================
CASH PAID DURING PERIOD FOR:
   Interest                                                                              $2,898     $1,124
   Incomes taxes                                                                            805      3,712
                                                                                       =====================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
   Assumption of liabilities in connection with purchase of
      assets of Chicago & Illinois Midland Railway Company                               $1,394        --
   Assumption of deferred credits from governmental agencies in connection with purchase of assets of Pittsburg & Shawmut Railroad Company,
      Mountain Laurel Railroad Company and Red Bank Railroad Company                      3,194        --
   Capital lease obligation                                                                  --     $5,261
                                                                                       =====================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 1996 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report and Form 10-K.

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.   CORPORATE DEVELOPMENTS:

  The Company has formed a new entity, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Corporation, a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. On July 29, 1997 GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180 mile railroad located in Central Ontario. HCRY leases its rail line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

  Based on its ownership portion, approximately 50% of the results of operations of GRO will be consolidated with the results of operations of the Company. The Financial Statements will be translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, and at a weighted average exchange rate for each period for revenues, expenses, gains and losses. Resulting translation adjustments will be recorded as a component of shareholders' equity.

  Also in July, one of the Company's railroads in Oregon extended its operation with the purchase of the track structure of a 92 mile branchline from Burlington Northern Santa Fe Corp. for $350,000. The underlying land is owned by the State of Oregon.

  In 1996, the Company acquired the Illinois & Midland Railroad, Inc., Pitts-burg & Shawmut Railroad, Inc. and Rail Link, Inc. The reader is referred to the Company's 1996 Annual Report and Form 10-K for further discussion of these acquisitions.

  Pro Forma for Acquisitions and Initial Public Common Stock Offering - Results of the operations of Illinois & Midland Railroad, Inc., Pittsburg & Shawmut Railroad, Inc. and Rail Link, Inc. are included within the consolidated financial statements commencing February 9, 1996, April 29, 1996, and November 8, 1996, respectively. Unaudited pro forma results assuming all three acquisitions and the sale by the Company of 2,897,200 shares of Class A

Common Stock in the Common Stock Offering (see Note 3) had taken place as of January 1, 1996 are as follows (in thousands, except per share amounts):

                                      Three Months Ended              Six Months Ended
                                  -------------------------         -----------------------
                                  6/30/96           6/30/97         6/30/96         6/30/97
                                (Unaudited)        (Unaudited)    (Unaudited)     (Unaudited)
Revenues....................... $22,176            $ 23,479         $ 44,180        $ 47,571
Net income..................... $ 1,597            $  2,157         $  3,198        $  4,291
Number of common shares........   5,353               5,440            5,353           5,455
Net income per share........... $  0.30            $   0.40         $   0.60        $   0.79
                                =======            ========         ========        ========

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

5.   CONTINGENCIES:

  On June 23, 1997 CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS"), submitted a plan to the Surface Transportation Board ("STB") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). The STB has announced that it will take up to 350 calendar days to respond to this proposal. Railroads in the Company's New York and Pennsylvania region interchange with one or more of these railroads, and rely on them in some cases for providing overhead traffic, defined as traffic neither originating nor terminating on any of the Company's subsidiaries. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transaction. The Company agrees with this estimate and is considering its options for restructuring the operations of the railroad to minimize the impact. Based on its initial studies the Company believes that no impairment of assets will occur.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS:

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Is also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation between the two computations. The SFAS No. 128 presentation is required for the year ended December 31, 1997, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128 for the three-month period ended June 30, 1997, basic EPS and diluted EPS would have approximated $0.41 per share and $0.40 per share, respectively; and for the three-month period ended June 30, 1996, basic EPS and diluted EPS would have approximated $0.64 per share and $0.63 per share, respectively. Had the Company calculated EPS using SFAS No. 128 for the six-month period ended June 30, 1997, basic EPS and diluted EPS would have approximated $0.82 per share and $0.79 per share, respectively; and for the six-month period ended June 30, 1996, basic EPS and diluted EPS would have approximated $1.05 per share and $1.03 per share, respectively.

  The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. The objective of this standard is to report a measure of changes in equity of an enterprise that result from transactions other than with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. Adoption of this statement is required no later than with fiscal year 1998.

  The Financial Accounting Standards Board recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes new guidelines for segment reporting. The objective of this standard is to redefine the reporting requirements of segment information to an approach that is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Adoption of this statement is required no later than with fiscal year 1998, which is when the Company expects to adopt it.




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

General

  The Company is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to North American industries with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing industrial switching and related rail services such as railcar leasing, repair and storage to industries with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its lines.

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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Operating Revenues

  Operating revenues were $23.5 million in the quarter ended June 30, 1997 compared to $19.0 million in the quarter ended June 30 1996, an increase of $4.5 million or 23.5%. The increase was attributable to a $612,000 increase in freight revenues and a $3.9 million increase in non-freight revenues.

  Freight revenues were $16.5 million in the second quarter of 1997 compared to $15.9 million in the second quarter of 1996, an increase of $612,000 or 3.8% of which $307,000 or 1.9% was due to operations on new acquisitions.

  The following table compares freight revenues, carloads and average freight revenues per carload for the second quarters of 1996 and 1997:

          Freight Revenues and Carloads Comparison by Commodity Group
                   Three Months Ended June 30, 1996 and 1997

                                                                                                  AVERAGE
                                                                                                  FREIGHT
                                                                                                  REVENUES
                                     FREIGHT REVENUES                   CARLOADS                PER CARLOAD
                         -----------------------------------  ------------------------------  ----------------
                                         (DOLLARS IN THOUSANDS EXCEPT REVENUES PER CARLOAD)

                                      % OF             % OF            % OF            % OF
COMMODITY GROUP              1996    TOTAL    1997    TOTAL    1996   TOTAL    1997   TOTAL    1996     1997
                            -------  ------  -------  ------  ------  ------  ------  ------  -------  -------

COAL, COKE & ORES           $ 5,462   34.3%  $ 4,748   28.7%  21,301   41.9%  19,341   35.8%  $   257  $   245

PETROLEUM PRODUCTS            2,158   13.6     2,135   12.9    4,397    8.6    4,243    7.9       491      503

PULP & PAPER                  1,627   10.2     2,032   12.3    4,378    8.6    5,374    9.9       372      378

CHEMICALS                     1,174    7.4     1,534    9.3    2,140    4.2    2,891    5.4       549      530

LUMBER & FOREST
PRODUCTS                      1,420    8.9     1,532    9.3    4,670    9.2    4,500    8.4       304      340

METALS                        1,259    7.9     1,241    7.5    4,954    9.7    5,312    9.8       254      234

AUTOS & AUTO PARTS            1,051    6.6       967    5.9    1,971    3.9    1,799    3.3       533      538

FARM & FOOD PRODUCTS            791    5.0       962    5.8    2,434    4.8    3,097    5.7       325      311

MINERALS & STONE                649    4.1       820    5.0    2,099    4.2    3,103    5.7       309      264

OTHER                           322    2.0       554    3.3    2,503    4.9    4,398    8.1       129      126
                            -------  -----   -------  -----   ------  -----   ------  -----   -------  -------
TOTAL                       $15,913  100.0%  $16,525  100.0%  50,847  100.0%  54,058  100.0%  $   313  $   306
                            =======  =====   =======  =====   ======  =====   ======  =====   =======  =======


  The increase in freight revenues was largely attributable to increases in Pulp & Paper and Chemicals of $405,000 or 24.9% and $360,000 or 30.7%, respectively. Combined freight revenues from all other commodities except coal resulted in a net increase of $561,000 or 7.3% in the second quarter of 1997 compared to the second quarter of 1996. However, all of these increases were partially offset by a decline in the shipment of coal, which generated freight revenues of $4.7 million in the second quarter of 1997, compared to $5.5 million in the second quarter of 1996, a decrease of $714,000 or 15.0%. The decrease is primarily due to carloads to a major customer being lower in the 1997 quarter because of a planned reconditioning of the customer's coal unloading facility, which was completed in the second quarter.

  Total carloads were 54,058 in the second quarter of 1997 compared to 50,847 in the second quarter of 1996, an increase of 3,211 or 6.3%.

  Non-freight revenues were $7.0 million in the second quarter of 1997 compared to $3.1 million in the second quarter of 1996, an increase of $3.9 million or 124.6%. Revenues from switching activities were $3.9 million in the second quarter of 1997 compared to $585,000 in the second quarter of 1996, an increase of $3.3 million or 570.7%. These increases were primarily attributable to switching revenues generated by new acquisitions, primarily Rail Link, Inc. Revenues from car hire and car rentals were $1.3 million in the second quarter of 1997 compared to $1.0 million in the second quarter of 1996, an increase of $295,000 or 28.5% due primarily to operations on new acquisitions. Other non-freight revenue was $1.7 million in the second quarter of 1997 compared to $1.5 million in the second quarter of 1996, an increase of $226,000 or 15.3%. This increase was primarily due to increases in other revenues on existing operations, mainly demurrage.

Operating Expenses

  Operating expenses were $19.3 million in the second quarter of 1997 compared to $14.8 million in the second quarter of 1996, an increase of $4.5 million or 30.1%. Expenses associated with new acquisitions represented $3.7 million of the increase.

  The Company's operating ratio increased to 82.2% in the second quarter of 1997 from 78.0% in the second quarter of 1996. The increase is primarily attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation and particularly to start-up costs it has incurred in connection with new contracts; and to a change in the traffic mix, principally related to temporarily decreased coal movements.

 The following table sets forth a comparison of the Company's operating expenses for the second quarters of 1996 and 1997:

                          Operating Expense Comparison
                   Three Months Ended June 30, 1996 and 1997

                                        1996                     1997
                           ------------------------ ------------------------
                                            (in thousands)

                                   % of                   % of
                                          Operating               Operating
                                 Amount   Revenues       Amount   Revenues
                                 -------  --------       -------  --------
Labor and benefits               $ 6,098     32.1%       $ 8,790  37.4%
Equipment rents                    2,084     11.0          2,117   9.0
Purchased services                   854      4.5            982   4.2
Depreciation and amortization      1,569      8.3          1,702   7.2
Diesel fuel                        1,054      5.5          1,164   5.0
Casualties and insurance             860      4.5          1,102   4.7
Materials                            728      3.8          1,144   4.9
Other                              1,589      8.3          2,307   9.8
                                 -------     ----        -------  ----
Total                            $14,836     78.0%       $19,308  82.2%
                                 =======     ====        =======  ====

  Labor and benefits expense was $8.8 million in the second quarter of 1997 compared to $6.1 million in the second quarter of 1996, an increase of $2.7 million or 44.1%, primarily due to the commencement of operations on new acquisitions. Labor costs increased as a percentage of revenues to 37.4% in the second quarter of 1997 from 32.1% in the second quarter of 1996. The increase is largely attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation. All categories of operating expenses increased in amount primarily because of the effect of the three 1996 acquisitions.

Interest Expense and Income Taxes

  Interest expense in the second quarter of 1997 was $647,000 compared to $1.7 million in the second quarter of 1996, a decrease of $1.1 million or 62.7%.
The decrease generally reflects the lower overall debt outstanding due to the application of proceeds from the Company's June 24, 1996 initial public offering to reduce debt. The Company's effective income tax rate was 40.5% in both the second quarter of 1997 and 1996.

Net Income

  The Company's net income in the second quarter of 1997 was $2.2 million compared to $1.6 million in the second quarter of 1996, an increase of $598,000 or 38.4%.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Operating Revenues

  Operating revenues were $47.6 million in the first six months of 1997 compared to $35.6 million in the first six months of 1996, an increase of $12.0 million or 33.6%. The increase was attributable to a $5.1 million increase in freight revenues and a $6.9 million increase in non-freight revenues.

  Freight revenues were $33.9 million in the first six months of 1997 compared to $28.9 million in the first six months of 1996, an increase of $5.1 million or 17.5%. The following table compares freight revenues, carloads and average freight revenues per carload for the first six months of 1996 and 1997:

          Freight Revenues and Carloads Comparison by Commodity Group
                    Six Months Ended June 30, 1996 and 1997

                                                                                                  AVERAGE
                                                                                                  FREIGHT
                                                                                                  REVENUES
                                     FREIGHT REVENUES                     CARLOADS              PER CARLOAD
                         -----------------------------------  ------------------------------  ----------------
                                         (DOLLARS IN THOUSANDS EXCEPT REVENUES PER CARLOAD)

                                     % OF             % OF            % OF             % OF
COMMODITY GROUP              1996    TOTAL    1997    TOTAL    1996   TOTAL    1997    TOTAL    1996     1997
                            -------  ------  -------  ------  ------  ------  -------  ------  -------  -------

COAL, COKE & ORES           $ 8,469   29.3%  $11,413   33.6%  33,242   36.9%   45,100   40.7%  $   255  $   253

PETROLEUM PRODUCTS            4,428   15.3     4,091   12.1    8,939    9.9     8,315    7.5       495      492

PULP & PAPER                  3,420   11.8     3,799   11.2    9,150   10.1     9,986    9.0       374      380

CHEMICALS                     2,141    7.4     3,057    9.0    3,981    4.4     5,726    5.2       538      534

LUMBER & FOREST
PRODUCTS                      2,689    9.3     2,996    8.8    8,793    9.7     8,834    8.0       306      339

METALS                        2,479    8.6     2,437    7.2    9,669   10.7    10,349    9.3       256      236

FARM & FOOD
PRODUCTS                      1,578    5.5     1,907    5.6    4,716    5.2     6,517    5.9       335      293

AUTOS & AUTO PARTS            1,815    6.3     1,865    5.5    3,434    3.8     3,497    3.2       529      533

MINERALS & STONE                998    3.5     1,437    4.2    3,402    3.8     5,317    4.8       294      270

OTHER                           850    3.0       918    2.8    4,866    5.5     7,270    6.4       175      126
                            -------  -----   -------  -----   ------  -----   -------  -----   -------  -------
TOTAL                       $28,867  100.0%  $33,920  100.0%  90,192  100.0%  110,911  100.0%  $   320  $   306
                            =======  =====   =======  =====   ======  =====   =======  =====   =======  =======

  The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $11.7 million in the first six months of 1997, $10.2 of which were revenues from the shipment of coal, compared to $7.8 million in the first six months of 1996, $7.1 million of which were revenues from the shipment of coal. Of the $3.9 million or 50.7% increase, $3.1 million were revenues from the shipment of coal.

  Total carloads were 110,911 in the first six months of 1997 compared to 90,192 in the first six months of 1996, an increase of 20,719 or 23.0%. The increase was largely attributable to 44,570 carloads transported by the operations on new acquisitions, which consisted primarily of coal, compared to 30,137 for the same period in 1996, which was also primarily coal.

  Non-freight revenues were $13.7 million in the first six months of 1997 compared to $6.8 million in the first six months of 1996, an increase of $6.9 million or 102.2%. Revenues from switching activities were $7.8 million in the first six months of 1997 compared to $1.4 in the first six months of 1996, an increase of $6.4 million or 472.4%. These increases were attributable to switching revenues generated by new acquisitions, primarily Rail Link, Inc. Revenues from car hire and car rentals were $2.5 million in the first six months of 1997 compared to $2.7 million in the first six months of 1996, a decrease of $217,000 or 8.2%. The 1996 period included a gain on the sale of railcars of $593,000. Other car hire and car rentals revenue for 1997 increased by approximately $376,000 due primarily to operations on new acquisitions. Other non-freight revenue was $3.4 million in the first six months of 1997 compared to $2.7 million in the first six months of 1996, an increase of $694,000 or 25.3%. This increase was due to approximately $348,000 of other revenues generated by operations on new acquisitions and to an increase of approximately $345,000 on existing operations, primarily in demurrage and storage.

Operating Expenses

  Operating expenses were $39.4 million in the first six months of 1997 compared to $28.6 million in the first six months of 1996, an increase of $10.8 million or 37.5%. Expenses associated with new acquisitions represented $9.1 million of the increase.

  The Company's operating ratio increased to 82.7% in the first six months of 1997 from 80.4% in the first six months of 1996. The increase is primarily attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation.

  The following table sets forth a comparison of the Company's operating expenses for the first six months of 1996 and 1997:

                          Operating Expense Comparison
                    Six Months Ended June 31, 1996 and 1997

                                        1996                     1997
                           ------------------------ ------------------------
                                            (in thousands)

                                            % of                    % of
                                          Operating               Operating
                                 Amount   Revenues       Amount   Revenues
                                 -------  --------       -------  --------

Labor and benefits                $11,534    32.4%       $17,734     37.3%
Equipment rents                     4,003    11.2          4,552      9.6
Purchased services                  1,611     4.5          1,998      4.2
Depreciation and amortization       2,894     8.1          3,221      6.8
Diesel fuel                         2,119     6.0          2,507      5.3
Casualties and insurance            2,017     5.7          2,633      5.5
Materials                           1,433     4.0          2,113      4.4
Other                               3,020     8.5          4,607      9.6
                                  -------    ----        -------     ----
Total                             $28,631    80.4%       $39,365     82.7%
                                  =======    ====        =======     ====

  Labor and benefits expense was $17.7 million in the first six months of 1997 compared to $11.5 million in the first six months of 1996, an increase of $6.2 million or 53.8%, primarily due to the operations of acquisitions. Labor costs increased as a percentage of revenues to 37.3% in the first six months of 1997 from 32.4% in the first six months of 1996. The increase is largely attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation. With the exception of minor increases in Materials and Other, all other categories of operating expenses decreased as percentages of operating revenues because of the effect of the Rail Link acquisition. All categories of operating expenses increased in amount primarily because of the effect of the three 1996 acquisitions.

Interest Expense and Income Taxes

  Interest expense in the first six months of 1997 was $1.2 million compared to $3.0 million in the first six months of 1996, a decrease of $1.8 million or 59.4%. The decrease generally reflects the lower overall debt outstanding due to the application of proceeds from the Company's June 24, 1996 initial public offering to reduce debt. The Company's effective income tax rate was 40.5% in the first six months of 1997 and 1996.

Net Income

  The Company's net income in the first six months of 1997 was $4.3 million compared to $2.5 million in the first six months of 1996, an increase of $1.8 million or 70.1%.

Liquidity and Capital Resources

  During the six months ended June 30, 1997 the Company generated cash from operations of $2.3 million, had a net reduction in debt of $1.7 million, entered into a $5.3 million long-term capital lease for rolling stock and recorded $1.2 million in net proceeds on governmental grants. A total of $9.1 million was invested in capital assets of which $5.3 million represented rolling stock under the long-term capital lease. The Company received $266,000 in proceeds from the disposition of property.

  During the first six months of 1996, the Company generated cash from operations of $8.3 million, which includes the positive effect of a $5.5 million increase in net trade payables associated with the commencement of operations of Illinois & Midland. In addition, the Company received $4.0 million in proceeds from the sale of equipment and invested $1.8 million in track and other fixed assets (apart from its investment in the Illinois & Midland Railroad and Pittsburg & Shawmut Railroad acquisitions).

  The Company has budgeted $15.2 million in capital expenditures in 1997. As of June 30, 1997, $9.1 million, which included rolling stock under capital lease of $5.3 million, was completed.

  At June 30, 1997 the Company had long-term debt (including current portion) totaling $22.4 million, which comprised 25.3% of its total capitalization. This compares to long-term debt, including current portion, of $18.7 million at December 31, 1996, comprising 23.3% of total capitalization.

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

ITEM 1.      LEGAL PROCEEDINGS - NONE

ITEM 2.      CHANGES IN SECURITIES - NONE

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

                At the Annual Meeting of the Stockholders of the Company held on May 20, 1997, there were 12,865,513 votes possible as of the record date of March 31, 1997, by 4,399,953 shares of Class A Common Stock entitled to one vote per share and 846,556 shares of Class B Common Stock entitled to ten votes per share.

         Stockholders of the Company approved the re-election of James M. Fuller as a Director of the Company to serve until 2000. Votes were:

           For                                  12,099,979
           Against or withheld                     119,705

         Stockholders of the Company approved the re-election of John M.
          Randolph as a Director of the Company to serve until 2000. Votes were:

           For                                   12,122,979
           Against or withheld                       96,705

         Stockholders of the Company approved a proposal to increase the total number of shares of Class A Common Stock available for option grants under the Genesee & Wyoming Inc. 1996 Stock Option Plan from 450,000 to 650,000. Votes were:

           For                                   12,171,984
           Against or withheld                       40,000
           Abstentions                                1,902
           Broker non-votes                           5,798

         Stockholders of the Company approved and ratified the selection Arthur
          Andersen LLP as the Company's independent auditors for the year ending December 31, 1997. Votes were:

           For                                   12,218,605
           Against or withheld                          350
           Abstentions                                  729
           Broker non-votes                             -0-


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

        (f) Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 8, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.10)/1/

        (g) Revolving Credit Note dated as of February 8, 1996 of the Registrant and certain of its subsidiaries in favor of The First National Bank of Boston (Exhibit 4.11)/1/

        (h) Amended and Restated Security Agreement dated as of February 8, 1996 among the Registrant, certain of its Subsidiaries and The First National Bank of Boston (Exhibit 4.13)/1/

        (i) Amended and Restated Stock Pledge Agreement dated as of February 8, 1996 between the Registrant and The First National Bank of Boston (Exhibit 4.14)/1/

        (j) Amended and Restated Collateral Assignment of Partnership Interests dated as of February 8, 1996 of the Registrant and GWI Dayton, Inc. in favor of The First National Bank of Boston (Exhibit 4.15)/1/

        (k) Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 26, 1996 among the Registrant and certain of its Subsidiaries, The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.16)/2/

 (10)   MATERIAL CONTRACTS

*(10.1) Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan

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


                                    GENESEE & WYOMING INC.

Date:  August 13, 1997              By: /s/ Mortimer B. Fuller, III
                                        ---------------------------
                                    Name:   Mortimer B. Fuller, III
                                    Title: President and CEO


Date:  August 13, 1997              By: /s/ Alan R. Harris
                                        ---------------------------
                                    Name:   Alan R. Harris
                                    Title: Chief Accounting Officer



            The remainder of this page is intentionally left blank.