Form 10-Q
period 1997-09-30
GENESEE & WYOMING INC
filed 1997-11-14
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     for the quarter ended September 30, 1997 Commission File No. 0-20847
                           ------------------                     -------

                            GENESEE & WYOMING INC.
            (Exact name of registrant as specified in its charter)


Delaware                                                06-0984624
------------------------                                -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

71 Lewis Street, Greenwich, Connecticut                 06830
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

(203) 629-3722
----------------
(Telephone No.)

Shares of common stock outstanding as of the close of business on November 11, 1997:

Class                                            Number of Shares Outstanding
-----                                            -----------------------------

Class A Common Stock                                   4,404,024

Class B Common Stock                                     846,556

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes     [_] NO

                                     INDEX

Part I - Financial Information

       Item 1. Financial Statements:                            Page
                                                                -------
            Consolidated Statements of Income - For the
              Three Months and Nine Months Ended September
              30, 1996 and 1997.................................   3

            Consolidated Balance Sheets - December 31, 1996
              and September 30, 1997

            Consolidated Statements of Cash Flows - For the
              Nine Months Ended September 30, 1996 and 1997.....   4

            Notes to Consolidated Financial Statements..........   6 - 9

       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations....  10 - 17

       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk......................................  17

Part II - Other Information.....................................  18

Index to Exhibits...............................................  19 - 20

Signatures......................................................  21

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                           Three Months                 Nine Months
                                                         Ended September 30,         Ended September 30,
                                                       1996           1997          1996            1997
                                                      --------------------------------------------------
OPERATING REVENUES                                    $ 19,022      $ 23,670      $ 54,640      $ 71,241
                                                      --------------------------------------------------

OPERATING EXPENSES:
    Transportation                                       4,354         7,114        13,012        21,098
    Maintenance of ways and structures                   2,392         2,586         6,914         7,605
    Maintenance of equipment                             3,621         3,854        10,143        11,748
    General and administrative                           3,461         4,451         9,496        13,698
    Depreciation and amortization                        1,585         1,764         4,479         4,985
                                                      --------------------------------------------------

      Total operating expenses                          15,413        19,769        44,044        59,134
                                                      --------------------------------------------------

INCOME FROM OPERATIONS                                   3,609         3,901        10,596        12,107

Interest expense                                          (796)         (629)       (3,803)       (1,850)
Other income                                               150           273           411           503
                                                      --------------------------------------------------

Income before provision for income taxes                 2,963         3,545         7,204        10,760

Provision for income tax                                 1,200         1,418         2,918         4,342
                                                      --------------------------------------------------

NET INCOME                                            $  1,763      $  2,127      $  4,286      $  6,418
                                                      --------------------------------------------------
EARNINGS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT:

NET INCOME                                            $   0.33      $   0.39      $   1.25      $   1.18
                                                      ==================================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARE AND COMMON SHARE EQUIVALENTS OUTSTANDING        5,399         5,443         3,432         5,454
                                                     ===================================================


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                            December 31,  September 30,
                                                                                1996           1997
      ASSETS                                                                               (Unaudited)
                                                                            ---------------------------
CURRENTS ASSETS:
    Cash and cash equivalents                                                     $ 14,121     $ 11,911
    Accounts receivable, net                                                        19,133       16,900
    Materials and supplies                                                           4,173        4,424
    Prepaid expenses and other                                                       1,771        7,356
    Deferred income tax assets, net                                                  1,632        1,748
                                                                            ---------------------------

      Total current assets                                                          40,830       42,339



PROPERTY AND EQUIPMENT, net                                                         78,822       87,945
                                                                            ---------------------------

SERVICE ASSURANCE AGREEMENT, net                                                    14,312       13,750
                                                                            ---------------------------

OTHER ASSETS, net                                                                   11,375       11,421
                                                                            ---------------------------


      Total assets                                                                $145,339     $155,455
                                                                            ===========================

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                             $    271     $    308
    Accounts payable                                                                33,583       22,293
    Accrued expenses                                                                 6,122        5,164
                                                                            ---------------------------

      Total current liabilities                                                     39,976       27,765
                                                                            ---------------------------


LONG-TERM DEBT                                                                      18,460       30,341
                                                                            ---------------------------

OTHER LIABILITIES                                                                    2,699        2,872
                                                                            ---------------------------

DEFERRED INCOME TAX LIABILITIES, net                                                 4,720        6,922
                                                                            ---------------------------

DEFERRED ITEMS--grants from governmental agencies                                   12,899       14,824
                                                                            ---------------------------

DEFERRED GAIN--sale/leaseback                                                        4,902        4,551
                                                                            ---------------------------


STOCKHOLDERS' EQUITY:
    Class A common stock, $0.01 par value, one vote per share;
       12,000,000 shares authorized;  4,399,463 and 4,403,143 issued and
       outstanding on December 31, 1996 and September 30, 1997, respectively            44           44
    Class B common stock, $0.01 par value, 10 votes per share;
       1,500,000 shares authorized; 846,556 issued and outstanding                       8            8
    Additional paid-in capital                                                      46,102       46,179
    Warrants outstanding                                                               471          471
    Retained earnings                                                               15,058       21,478
                                                                            ---------------------------

      Total stockholders' equity                                                    61,683       68,180
                                                                            ---------------------------

      Total liabilities and stockholders' equity                                  $145,339     $155,455
                                                                            ===========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                          1996              1997
                                                                                          ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                             $4,286        $6,418
      Adjustments to reconcile net income to net cash provided
         by operating activities-

         Depreciation and amortization                                                        4,479         4,985
         Deferred income taxes                                                                1,858         2,086
         Gain on disposition of property and equipment                                          (44)          (12)
         Changes in assets and liabilities, net of balances
           assumed through acquisitions-
            Receivables                                                                      (4,900)        2,233
            Materials and supplies                                                           (2,093)         (251)
            Prepaid expenses and other                                                          (29)       (5,585)
            Accounts payable and accrued expenses                                             5,030       (12,248)
            Other assets and liabilities, net                                                   759          (532)
                                                                                     -----------------------------

                      Net cash provided by (used in) operating activities                     9,346        (2,906)
                                                                                     -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                     (3,692)       (7,444)
      Purchase of assets of Chicago & Illinois Midland Railway Company                      (26,330)          ---
      Purchase of assets of Pittsburg & Shawmut Railroad Company,
         Mountain Laurel Railroad Company and Red Bank Railroad Company                     (11,966)          ---
      Proceeds from disposition of property                                                   4,436           293
                                                                                     -----------------------------

                      Net cash used in investing activities                                 (37,552)       (7,151)
                                                                                     -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term borrowings, including capital leases                  (53,736)       (9,577)
      Proceeds from issuance of long-term debt                                               41,945        14,880
      Debt issuance costs                                                                    (1,561)          ---
      Net (payments) proceeds on grants                                                        (163)        2,465
      Dividends paid                                                                            (32)         ----
      Proceeds from issuance of common stock                                                    ---            79
      Proceeds from issuance of stock warrants                                                  471           ---
      Net proceeds from initial public offering                                              44,780           ---
                                                                                     -----------------------------

                      Net cash provided by financing activities                              31,704         7,847
                                                                                     -----------------------------


INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                             3,498        (2,210)
CASH AND CASH EQUIVALENTS, beginning of period                                                2,115        14,121
                                                                                     -----------------------------

CASH AND CASH EQUIVALENTS, end of period                                                     $5,613       $11,911
                                                                                     =============================

CASH PAID DURING PERIOD FOR:
      Interest                                                                               $3,763        $1,733
      Incomes taxes                                                                           1,396         4,508
                                                                                     =============================

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
      Assumption of liabilities in connection with purchase of
         assets of Chicago & Illinois Midland Railway Company                                $1,394            ---
      Assumption of deferred credits from governmental agencies in connection with purchase of assets of Pittsburg & Shawmut Railroad Company,
         Mountain Laurel Railroad Company and Red Bank Railroad Company                       3,194            ---
      Capital lease obligation                                                                  ---         $6,546
                                                                                     =============================


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 1996 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.   CORPORATE DEVELOPMENTS:

  Australia - On August 28, 1997 the Company announced that its wholly owned subsidiary, Genesee & Wyoming Australia Pty Ltd ("GWIA"), had been awarded the contract to purchase certain railroad assets of SA Rail, a division of Australian National Railway, through the Commonwealth of Australia Office of Asset Sales. SA Rail provides intrastate freight services in South Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locomotives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997 GWIA closed on the purchase and commenced operation of freight service under the name of Australia Southern Railroad Pty. Ltd.

  Mexico - On October 21, 1997 the Company announced that it has a memorandum of understanding to operate, service and provide technical support on the Coahuila-Durango short line railroad in Mexico for Grupo Acerero del Norte and Industrias Penoles, the successful bidders for the line. The memorandum of understanding is subject to the parties' negotiation and execution of a definitive agreement and the satisfaction of various closing conditions. If finalized, the railroad would operate over approximately 782 miles of track, primarily in the northern Mexican states of Coahuila and Durango.

  In 1996, the Company acquired the Illinois & Midland Railroad, Inc., Pittsburg & Shawmut Railroad, Inc. and Rail Link, Inc. The reader is referred to the Company's 1996 Form 10-K for further discussion of these acquisitions.

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

Common Stock in the Common Stock Offering (see Note 3) had taken place as of January 1, 1996 are as follows (in thousands, except per share amounts):

                                    Three Months Ended              Nine Months Ended
                                   ---------------------          ---------------------
                                    9/30/96     9/30/97             9/30/96   9/30/97
                                   ---------  ----------          ---------- ----------
                                  (Unaudited) (Unaudited)        (Unaudited) (Unaudited)
Revenues.......................      $22,066    $ 23,670            $ 66,254  $ 71,241
Net income.....................      $ 1,757    $  2,127            $  4,319  $  6,418
Number of common shares........        5,246       5,443               5,245     5,454
Net income per share...........      $  0.33    $   0.39            $   0.82  $   1.18
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

4.   JOINT VENTURE:

   The Company has formed a joint venture, Genesee Rail-One Corp. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Corporation, a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada.

  GRO commenced operations on November 11, 1997 of the Quebec Gatineau Railway Inc. ("QGRY"), a 354 mile railroad linking Quebec City, Montreal and Hull in Southeastern Quebec. QGRY purchased the assets for this railroad from St. Lawrence & Hudson Railway Company Limited which is a subsidiary of Canadian Pacific Railway Company. QGRY will serve approximately 70 customers and anticipates handling approximately 35,000 carloads annually.

  On July 29, 1997 GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180 mile railroad located in Central Ontario. HCRY leases its rail line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

  Based on GWI's ownership portion of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into US. dollars at a weighted average exchange rate for each period.

5.   LEASES:

  On March 31, 1997 a subsidiary of the Company entered into a long-term capital lease agreement with a leasing company for the acquisition of up to $13 million of rolling stock. As of September 30, 1997 the subsidiary, at the subsidiary's election, had acquired rolling stock valued at $6.6 million under this lease. The Company guarantees the subsidiary's performance under the lease. The lease requires minimum monthly rent payments equal to the monthly interest payable with respect to the outstanding balance on the $13,000,000 note from the Lessor to a bank until September 30, 1998. Interest on the note is at LIBOR plus 1.875%. After September 30, 1998, based on the present amount of equipment subject to the lease, the monthly lease payment will be $128,730 until March 31, 2017. The subsidiary has the right to purchase all the equipment from the lessor prior to September 30, 1998 at the balance outstanding under the note.

6.   CONTINGENCIES:

  On June 23, 1997 CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS"), submitted a plan to the Surface Transportation Board ("STB") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). The STB has announced that it will take up to 395 calendar days to respond to this proposal. Railroads in the Company's New York and Pennsylvania region interchange with one or more of these railroads, and rely on them in some cases for providing overhead traffic, defined as traffic neither originating nor terminating on any of the Company's subsidiaries. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transaction. The Company agrees with this estimate and is considering its options for restructuring the operations of the railroad to minimize the impact. On October 21, 1997 the Company and several of its subsidiaries entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operations restructuring process. Based on its initial studies the Company believes that no impairment of assets will occur.

7.   RECENTLY ISSUED ACCOUNTING STANDARDS:

  In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share. It replaces the presentation of primary EPS with a presentation of basic EPS. Is also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation between the two computations. The SFAS No. 128 presentation is required for the year ended December 31, 1997, and will be adopted by the Company at that time. Had the Company calculated EPS using SFAS No. 128 for the three-month period ended September 30, 1997, basic EPS and diluted EPS would have approximated $0.41 per share and $0.39 per share, respectively; and for the three-month period ended September 30, 1996, basic EPS and diluted EPS would have approximated $0.34 per share and $0.32 per share, respectively. Had the Company calculated EPS using SFAS No. 128 for the nine-month period ended September 30, 1997, basic EPS and diluted EPS would have approximated $1.22 per share and $1.17 per share, respectively; and for the nine-month period ended September 30, 1996, basic EPS and diluted EPS would have approximated $1.28 per share and $1.24 per share, respectively.

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

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's 1996 Form 10-K.

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

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Operating Revenues

  Operating revenues were $23.7 million in the quarter ended September 30, 1997 compared to $19.0 million in the quarter ended September 30 1996, an increase of $4.7 million or 24.4%. The increase was attributable to a $863,000 increase in freight revenues and a $3.8 million increase in non-freight revenues.

  Freight revenues were $16.5 million in the third quarter of 1997 compared to $15.6 million in the third quarter of 1996, an increase of $863,000 or 5.5% of which $328,000 or 2.1% was due to operations on new acquisitions.

  The following table compares freight revenues, carloads and average freight revenues per carload for the third quarters of 1996 and 1997:

          Freight Revenues and Carloads Comparison by Commodity Group
                 Three Months Ended September 30, 1996 and 1997

                                                                                                   AVERAGE
                                                                                                   FREIGHT
                                                                                                   REVENUES
                                 FREIGHT REVENUES                CARLOADS                         PER CARLOAD
                       ----------------------------------- ---------------------------------   -----------------
                                             (DOLLARS IN THOUSANDS EXCEPT REVENUES PER CARLOAD)

                                  % OF               % OF              % OF             % OF
COMMODITY GROUP          1996     TOTAL    1997     TOTAL    1996     TOTAL    1997     1996    1997      1997
                        -------  -------  -------  -------  -------  -------  ------  -------  -------  --------
COAL, COKE & ORES       $ 4,758    30.3%  $ 4,543    27.5%   20,009    38.9%  16,929    32.2%  $   238   $   268
PETROLEUM PRODUCTS        2,079    13.3%    2,350    14.2%    4,256     8.3%   5,053     9.6%      488       465
PULP & PAPER              1,774    11.3%    2,042    12.4%    4,835     9.4%   5,365    10.2%      367       381
LUMBER & FOREST
 PRODUCTS                 1,354     8.6%    1,550     9.4%    4,350     8.4%   4,702     9.0%      311       330
CHEMICALS                 1,170     7.5%    1,399     8.5%    2,300     4.5%   2,464     4.7%      509       568
METALS                    1,322     8.4%    1,231     7.4%    5,013     9.7%   4,972     9.5%      264       248
FARM & FOOD PRODUCTS      1,045     6.7%    1,001     6.1%    3,482     6.8%   3,552     6.8%      300       282
MINERALS & STONE            831     5.4%      965     5.8%    2,970     5.7%   3,780     7.2%      280       255
AUTOS & AUTO PARTS          873     5.6%      742     4.5%    1,662     3.2%   1,409     2.7%      525       527
OTHER                       454     2.9%      700     4.2%    2,652     5.1%   4,293     8.1%      171       163
                        -------   -----   -------   -----    ------   -----   ------   -----   -------   -------
TOTAL                   $15,660   100.0%  $16,523   100.0%   51,529   100.0%  52,519   100.0%  $   304   $   315
                        =======   =====   =======   =====    ======   =====   ======   =====   =======   =======


  The increase in freight revenues was largely attributable to increases in Petroleum Products of $271,000 or 13.1%, Pulp & Paper of $268,000 or 15.1%, Lumber & Forest Products of $196,000 or 14.5% and Chemicals of $229,000 or 19.5%. Combined freight revenues from all other commodities except coal resulted in a net increase of $114,000 or 2.5% in the third quarter of 1997 compared to the third quarter of 1996. However, all of these increases were partially offset by a decline in the shipment of coal, which generated freight revenues of $4.5 million in the third quarter of 1997, compared to $4.8 million in the third quarter of 1996, a decrease of $215,000 or 4.5%. The decrease is primarily due to reduced carloads to a major customer in the 1997 quarter because of a planned reduction of the customer's coal inventory.

  Total carloads were 52,519 in the third quarter of 1997 compared to 51,529 in the third quarter of 1996, an increase of 990 or 1.9%.

  Non-freight revenues were $7.2 million in the third quarter of 1997 compared to $3.4 million in the third quarter of 1996, an increase of $3.8 million or 111.8%. Revenues from switching activities were $4.2 million in the third quarter of 1997 compared to $606,000 in the third quarter of 1996, an increase of $3.6 million or 590.9%. These increases were primarily attributable to switching revenues generated by new acquisitions, primarily Rail Link, Inc. Revenues from car hire and car rentals were $1.4 million in the third quarter of 1997 compared to $1.2 million in the third quarter of 1996, an increase of $227,000 or 19.0% due primarily from existing operations.

Operating Expenses

  Operating expenses were $19.8 million in the third quarter of 1997 compared to $15.4 million in the third quarter of 1996, an increase of $4.4 million or 28.3%. Expenses associated with new acquisitions represented $4.1 million of the increase.

  The Company's operating ratio increased to 83.5% in the third quarter of 1997 from 81.0% in the third quarter of 1996. The increase is primarily attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation and particularly to start-up costs it has incurred in connection with new contracts; and to a change in the traffic mix, principally related to temporarily decreased coal movements.

 The following table sets forth a comparison of the Company's operating expenses for the third quarters of 1996 and 1997:

                          Operating Expense Comparison
                 Three Months Ended September 30, 1996 and 1997

                                       1996                               1997
                             ----------------------------     ------------------------
                                                    (in thousands)

                                                 % of                         % of
                                                Operating                    Operating
                                Amount          Revenues        Amount       Revenues
                             ------------       ---------       --------     ---------
Labor and benefits                $ 6,288          33.1%       $ 9,272          39.2%
Equipment rents                     2,191          11.5%         2,159           9.1%
Purchased services                    821           4.3%         1,020           4.3%
Depreciation and
 amortization                       1,585           8.3%         1,764           7.5%
Diesel fuel                           986           5.2%         1,019           4.3%
Casualties and insurance            1,173           6.2%         1,049           4.4%
Materials                             752           3.9%         1,202           5.1%
Other                               1,617           8.5%         2,284           9.6%
                                  -------          -----        -------          -----
Total                             $15,413          81.0%        $19,769          83.5%
                                  =======          =====        =======         ======


  Labor and benefits expense was $9.3 million in the third quarter of 1997 compared to $6.3 million in the third quarter of 1996, an increase of $3.0 million or 47.5%, primarily due to the commencement of operations on a new
acquisition.   Labor costs increased as a percentage of revenues to 39.2% in the third quarter of 1997 from 33.1% in the third quarter of 1996. The increase is largely attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation. Purchased services expense was $1.0 million in the third quarter of 1997 compared to $821,000 in the third quarter of 1996, an increase of $199,000 or 24.2%, primarily due to track repair contracted services. Materials expense was $1.2 million in the third quarter of 1997 compared to $752,000 in the third quarter of 1996, an increase of $450,000 or 59.8%, primarily due to locomotive and maintenance of way repair projects. Other expense was $2.3 million in the third quarter of 1997 compared to $1.6 million in the third quarter of 1996, an increase of $667,000 or 41.2%, primarily due to general and administrative costs related to a new acquisition.

Interest Expense and Income Taxes

  Interest expense in the third quarter of 1997 was $629,000 compared to
$796,000 in the third quarter of 1996, a decrease of $167,000 or 21.0%.   The
decrease generally reflects the lower overall debt outstanding during the 1997 period. The Company's effective income tax rate was 40.0% and 40.5% in the third quarters of 1997 and 1996, respectively.

Net Income

  The Company's net income in the third quarter of 1997 was $2.1 million compared to $1.8 million in the third quarter of 1996, an increase of $364,000 or 20.6%.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Operating Revenues

  Operating revenues were $71.2 million in the first nine months of 1997 compared to $54.6 million in the first nine months of 1996, an increase of $16.6 million or 30.4%. The increase was attributable to a $5.9 million increase in freight revenues and a $10.7 million increase in non-freight revenues.

  Freight revenues were $50.4 million in the first nine months of 1997 compared to $44.5 million in the first nine months of 1996, an increase of $5.9 million or 13.3%. The following table compares freight revenues, carloads and average freight revenues per carload for the first nine months of 1996 and 1997:

          Freight Revenues and Carloads Comparison by Commodity Group
                 Nine Months Ended September 30, 1996 and 1997




                                                                                                    AVERAGE
                                                                                                    FREIGHT
                                                                                                    REVENUES
                                    FREIGHT REVENUES                     CARLOADS                 PER CARLOAD
                      -------------------------------------------  -------------------------- ------------------
                                         (DOLLARS IN THOUSANDS EXCEPT REVENUES PER CARLOAD)

                                 % OF             % OF              % OF                % OF
COMMODITY GROUP        1996     TOTAL    1997     TOTAL    1996     TOTAL     1997     TOTAL   1996      1997
                      -------  -------  -------  -------  -------  -------  --------  -------  -------  --------
COAL, COKE & ORES     $13,227    29.8%  $15,956    31.6%   53,251    37.5%    62,029    38.0%  $   248   $   257
PETROLEUM PRODUCTS      6,507    14.6%    6,441    12.8%   13,195     9.3%    13,368     8.2%      493       482
PULP & PAPER            5,194    11.7%    5,842    11.6%   13,985     9.9%    15,351     9.4%      371       381
LUMBER & FOREST
 PRODUCTS               4,043     9.1%    4,545     9.0%   13,143     9.3%    13,536     8.3%      308       336
CHEMICALS               3,311     7.4%    4,456     8.8%    6,281     4.4%     8,190     5.0%      527       544
METALS                  3,801     8.5%    3,668     7.3%   14,682    10.4%    15,321     9.4%      259       239
FARM & FOOD PRODUCTS    2,622     5.9%    2,908     5.8%    8,198     5.8%    10,069     6.2%      320       289
AUTOS & AUTO PARTS      2,688     6.0%    2,607     5.2%    5,096     3.6%     4,906     3.0%      527       531
MINERALS & STONE        1,830     4.1%    2,402     4.7%    6,372     4.5%     9,097     5.5%      287       264
OTHER                   1,304     2.9%    1,618     3.2%    7,518     5.3%    11,563     7.0%      173       140
                      -------   -----   -------   -----   -------   -----    -------   -----   -------   -------
TOTAL                 $44,527   100.0%  $50,443   100.0%  141,721   100.0%   163,430   100.0%  $   314   $   309
                      =======   =====   =======   =====   =======   =====    =======   =====   =======   =======

  The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $16.7 million in the first nine months of 1997, $14.1 of which were revenues from the shipment of coal, compared to $12.2 million in the first nine months of 1996, $10.9 million of which were revenues from the shipment of coal. Of the $4.5 million or 36.9% increase, $3.2 million or 26.2% were revenues from the shipment of coal.

  Total carloads were 163,430 in the first nine months of 1997 compared to 141,721 in the first nine months of 1996, an increase of 21,709 or 15.3%. The increase was largely attributable to 63,890 carloads transported by the operations on new acquisitions, which consisted primarily of coal, compared to 47,770 for the same period in 1996, which was also primarily coal.

  Non-freight revenues were $20.8 million in the first nine months of 1997 compared to $10.1 million in the first nine months of 1996, an increase of $10.7 million or 105.7%. Revenues from switching activities were $12.0 million in the first nine months of 1997 compared to $2.0 in the first nine months of 1996, an increase of $10.0 million or 509.2%. These increases were attributable to switching revenues generated by new acquisitions, primarily Rail Link, Inc. Revenues from car hire and car rentals were $3.9 million for both the first nine months of 1997 and 1996. However, the 1996 period included a gain on the sale of railcars of $593,000. Other car hire and car rentals revenue for 1997 increased by approximately $603,000 due to $380,000 from operations on new acquisitions and a $223,000 increase in revenues on existing operations. Other non-freight revenue was $4.9 million in the first nine months of 1997 compared to $4.2 million in the first nine months of 1996, an increase of $669,000 or 15.6%. This increase was due to approximately $295,000 of other revenues generated by operations on new acquisitions and to an increase of approximately $374,000 on existing operations, primarily in demurrage and storage.

Operating Expenses

  Operating expenses were $59.1 million in the first nine months of 1997 compared to $44.0 million in the first nine months of 1996, an increase of $15.1
million or 34.3%.   Expenses associated with new acquisitions represented $14.4 million of the increase.

  The Company's operating ratio increased to 83.0% in the first nine months of 1997 from 80.6% in the first nine months of 1996. The increase is primarily attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation.



            The remainder of this page is intentionally left blank.

 The following table sets forth a comparison of the Company's operating expenses for the first nine months of 1996 and 1997:

                          Operating Expense Comparison
                 Nine Months Ended September 30, 1996 and 1997


                                     1996                               1997
                           ------------------------        --------------------------
                                                 (in thousands)

                                               % of                          % of
                                            Operating                       Operating
                                Amount       Revenues        Amount         Revenues
                             ------------   ---------        --------       ---------
Labor and benefits              $17,822        32.6%         $27,005          37.9%
Equipment rents                   6,194        11.3%           6,711           9.4%
Purchased services                2,432         4.5%           3,018           4.2%
Depreciation and
 amortization                     4,479         8.2%           4,985           7.0%
Diesel fuel                       3,105         5.7%           3,525           4.9%
Casualties and insurance          3,191         5.8%           3,682           5.2%
Materials                         2,185         4.0%           3,315           4.7%
Other                             4,636         8.5%           6,893           9.7%
                                -------        -----          -------        ------
Total                           $44,044        80.6%         $59,134          83.0%
                                =======       ======         ========        ======


  Labor and benefits expense was $27.0 million in the first nine months of 1997 compared to $17.8 million in the first nine months of 1996, an increase of $9.2 million or 51.5%, primarily due to the operations of acquisitions. Labor costs increased as a percentage of revenues to 37.9% in the first nine months of 1997 from 32.6% in the first nine months of 1996. The increase is largely attributable to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation. With the exception of minor increases in Materials and Other, all other categories of operating expenses decreased as percentages of operating revenues because of the effect of the Rail Link acquisition. All categories of operating expenses increased in amount primarily because of the effect of the three 1996 acquisitions.

Interest Expense and Income Taxes

  Interest expense in the first nine months of 1997 was $1.9 million compared to $3.8 million in the first nine months of 1996, a decrease of $1.9 million or 51.4%. The decrease generally reflects the lower overall debt outstanding due to the application of proceeds from the Company's June 24, 1996 initial public offering to reduce debt. The Company's effective income tax rate was 40.4% and 40.5% in the first nine months of 1997 and 1996, respectively.

Net Income

  The Company's net income in the first nine months of 1997 was $6.4 million compared to $4.3 million in the first nine months of 1996, an increase of $2.1 million or 49.7%.

Liquidity and Capital Resources

  During the nine months ended September 30, 1997 the Company used cash in operations of $2.9 million, had a net increase in debt of $5.3 million, entered into a $6.6 million long-term capital lease for rolling stock and recorded $2.5 million in net proceeds on governmental grants. A total of $14.0 million was invested in capital assets of which $6.6 million represented rolling stock under the long-term capital lease. The Company received $293,000 in proceeds from the disposition of property.

  During the first nine months of 1996, the Company generated cash from operations of $9.3 million. Of this amount, $695,000 was generated by an excess of trade accounts payable over trade accounts receivable as recorded by Illinois & Midland and Pittsburg & Shawmut. The Company received $4.4 million in proceeds from the sale of equipment.

  The Company has budgeted $15.2 million in capital expenditures in 1997. As of September 30, 1997, $14.0 million, which included rolling stock under capital lease of $5.3 million, was completed.

  At September 30, 1997 the Company had long-term debt (including current portion) totaling $30.6 million, which comprised 31.0% of its total capitalization. This compares to long-term debt, including current portion, of $18.7 million at December 31, 1996, comprising 23.3% of total capitalization.

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

New Accounting Standards

  For a discussion of the possible effect of certain new accounting standards issued by the Financial Accounting Standards Board, see Note 7 to the financial statements contained in Item 1. of this report.

Corporate Developments and Contingencies

  Australia - On August 28, 1997 the Company announced that its wholly owned subsidiary, Genesee & Wyoming Australia Pty Ltd ("GWIA"), had been awarded the contract to purchase certain railroad assets of SA Rail, a division of Australian National Railway, through the Commonwealth of Australia Office of Asset Sales. SA Rail provides intrastate freight services in South Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locomotives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997 GWIA closed on the purchase and commenced operation of freight service under the name of Australia Southern Railroad Pty. Ltd.

  Mexico - On October 21, 1997 the Company announced that it has a memorandum of understanding to operate, service and provide technical support on the Coahuila-Durango short line railroad in Mexico for Grupo Acerero del Norte and Industrias Penoles, the successful bidders for the line. The memorandum of understanding is subject to the parties' negotiation and execution of a definitive agreement and the satisfaction of various closing conditions. If finalized, the railroad would operate over approximately 782 miles of track, primarily in the northern Mexican states of Coahuila and Durango.

   Joint Venture - The Company has formed a joint venture, Genesee Rail-One Corp. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Corporation, a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada.

  GRO commenced operations on November 11, 1997 of the Quebec Gatineau Railway Inc. ("QGRY"), a 354 mile railroad linking Quebec City, Montreal and Hull in Southeastern Quebec. QGRY purchased the assets for this railroad from St. Lawrence & Hudson Railway Company Limited which is a subsidiary of Canadian Pacific Railway Company. QGRY will serve approximately 70 customers and anticipates handling approximately 35,000 carloads annually.

  On July 29, 1997 GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180 mile railroad located in Central Ontario. HCRY leases its rail line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

  Based on GWI's ownership portion of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into US. dollars at a weighted average exchange rate for each period.

  Conrail Contingency - On June 23, 1997 CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS"), submitted a plan to the Surface Transportation Board ("STB") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). The STB has announced that it will take up to 395 calendar days to respond to this proposal. Railroads in the Company's New York and Pennsylvania region interchange with one or more of these railroads, and rely on them in some cases for providing overhead traffic, defined as traffic neither originating nor terminating on any of the Company's subsidiaries. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transaction. The Company agrees with this estimate and is considering its options for restructuring the operations of the railroad to minimize the impact. On October 21, 1997 the Company and several of its subsidiaries entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operations restructuring process. Based on its initial studies the Company believes that no impairment of assets will occur.

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

 (4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
        INDENTURES

        (a) Form of Restated Certificate of Incorporation (Exhibit 3.2)/2/

        (b) By-laws (Exhibit 3.3)/1/


        (c) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)/3/


        (d) Form of Class B Stockholders' Agreement dated as of May 20, 1996 among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)/2/

        (e) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)/1/

        (f) Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 8, 1996 among the Registrant and certain of its Subsidiaries, the First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.10))/1/

        (g) Revolving Credit Note dated as of February 8, 1996 of the Registrant and certain of its subsidiaries in favor of The First National Bank of Boston (Exhibit 4.11)/1/

        (h) Amended and Restated Security Agreement dated as of February 8, 1996 among the Registrant, certain of its Subsidiaries and The First National Bank of Boston (Exhibit 4.13)/1/

        (i) Amended and Restated Stock Pledge Agreement dated as of February 8, 1996 between the Registrant and the First National Bank of Boston (Exhibit 4.14)/1/

        (j) Amended and Restated Collateral Assignment of Partnership Interests dated as of February 8, 1996 of the Registrant and GWI Dayton, Inc. in favor of The First National Bank of Boston (Exhibit 4.15)/1/

        (k) Amendment No. 1 to Amended and Restated Revolving Credit and Term Loan Agreement dated as of April 26, 1996 among the Registrant and certain of its Subsidiaries. The First National Bank of Boston, as agent, and the Banks party thereto (Exhibit 4.16)\2\


 (10)    MATERIAL CONTRACTS

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


                                            GENESEE & WYOMING INC.

Date:  November 14, 1997                    By: /s/ Mortimer B. Fuller, III
                                               ---------------------------
                                            Name:   Mortimer B. Fuller, III
                                            Title:  Chairman and CEO


Date:  November 14, 1997                    By: /s/ Alan R. Harris
                                                ---------------------------
                                            Name:   Alan R. Harris
                                            Title:  Senior Vice President and
                                                    Chief Accounting Officer



            The remainder of this page is intentionally left blank.