Form 10-K
period 1997-12-31
GENESEE & WYOMING INC
filed 1998-03-31
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K


     /X/ Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997

                                      or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_______to______

                         Commission File No.  0-20847
                                              -------

                             --------------------

                            GENESEE & WYOMING INC.
            (Exact name of registrant as specified in its charter)

Delaware                                         06-0984624
--------------------------                       -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

71 Lewis Street, Greenwich, Connecticut          06830
----------------------------------------         -----------
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 25, 1998: $107,012,798.

Shares of common stock outstanding as of the close of business on March 25, 1998:

Class                                           Number of Shares Outstanding
-----                                           ----------------------------
Class A Common Stock                                    4,447,833

Class B Common Stock                                      845,539


Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                       DOCUMENT INCORPORATED BY REFERENCE
-----------------                       ----------------------------------

Part III, Items 10, 11, 12 and 13       Registrant's proxy statement to be
                                        issued in connection with the Annual
                                        Meeting of the Stockholders of the
                                        Registrant to be held on May 12,
                                        1998.



            The remainder of this page is intentionally left blank.

                                     PART I

ITEM 1. BUSINESS

      Genesee & Wyoming Inc. (the "Registrant" or the "Company") is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to United States industries with extensive railroad facilities within their complexes. The Company's predecessor, Genesee and Wyoming Railroad Company, was founded in 1899 by E.L. Fuller and his partners. In 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Company and became its Chief Executive Officer, the Company was dependent on a single
commodity, salt, produced by a single customer.   At that time, the Company
generated $3.9 million in operating revenues over its 14 miles of track. In 1978, under the leadership of Mr. Fuller, the Company began a strategy of diversifying its sources of revenues, initially in the railcar leasing business and then through rail line acquisitions and the acquisition of Rail Link, Inc., which provides railroad switching and related services. In 1997, the Company's growth expanded beyond domestic operations to include the Australia Southern Railroad ("ASR") a new railroad operation which provides freight services in South Australia, and Genesee Rail-One Inc. ("GRO") a Canadian company in which the Company has 47.5% ownership interest. GRO owns and operates two short line railroads in Canada. As a result of the Company's acquisition and marketing strategies, the Company has become a diversified rail operation extending over approximately 2,400 miles of track, 1,500 miles of which are in the United States and 900 miles of which are in Australia. With the addition of the industrial switching subsidiary in 1996 and Australia Southern Railroad in 1997, the Company now serves over 300 customers in 15 states in the United States and 10 major customers in Australia.

INDUSTRY OVERVIEW

      The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (the "Staggers Rail Act"), which deregulated the pricing and types of services provided by railroads. Since 1980, Class I railroads in the United States and Canada have taken aggressive steps to improve profitability and recapture market share. In furtherance of that goal, these Class I railroads have focused their management and capital resources on their long-haul core systems, and certain of them have sold branch lines to smaller and more cost-efficient rail operators that are willing to commit the resources necessary to meet the needs of the shippers located on these lines. Divestment of branch lines enables Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandon ment.

      The commitment of Class I carriers to increase efficiency and profitability has also led to an increase in merger activity among long haul railroads, such as the mergers between Union Pacific Corporation and Chicago and North Western Holdings Corp., Burlington Northern Inc. and Santa Fe Pacific Corporation, Union Pacific Corporation and Southern Pacific Rail Corporation and, most recently, the acquisition of Consolidated Rail Corporation by Norfolk Southern Corp. and CSX Transportation, Inc. These consolidations present both risk and opportunity for the Company. For example, the split up of Conrail will impact the Company's New York and Pennsylvania railroads. Until the details of this split up reach greater clarity, the Company is unable to determine the impact on its operations, particularly in New York and Pennsylvania.

      The Company believes that there will continue to be opportunities to acquire lines from Class I railroads in the United States and that there may be opportunities to make acquisitions among the over 500 existing short line and regional railroads. The Company believes there may be additional acquisition opportunities in Australia as the state and federal governments seek privatization of the railway system. The Company believes there may be acquisition opportunities in Canada and Mexico as well, although governmental regulations may limit acquisition opportunities in these countries. Both Canadian National Railway Company and Canadian Pacific Limited have divestment programs, and Mexico has begun a privatization program of the National
Railroad of Mexico which includes the disposition of rail lines.

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

      In evaluating acquisition opportunities, the Company considers, among other matters, the size of the rail operations, opportunities for expansion, commodity and customer diversification, revenue stability, connecting carriers, track condition and maintenance requirements, and expected financial returns. The Company also considers acquisition opportunities that have the potential to enable its railroads to provide better or more cost-effective service to major shippers or to increase and diversify the overall customer base of its railroads. The Company develops acquisition prospects through its relationships with Class I carriers and its reputation in the industry. In addition, the Company uses consultants to assist in the identification and development of acquisition opportunities. The Company has successfully integrated twelve acquisitions of varying sizes and operating characteristics, of which four were existing short lines, six were Class I divestitures, one was a governmental privatization and one was an industrial switching company which also operates four wholly-owned subsidiary companies.

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

     Marketing

      The Company's marketing strategy is to build each region on a base of major industrial customers, to grow that base business through marketing efforts directed at its major customers, and to generate incremental revenues outside the base of major customers by attracting smaller customers and providing ancillary services which generate non-freight revenues. The Company believes that over the long term, its strategy of building its regions around a core of major industrial customers provides a stable revenue base and allows the Company to focus its efforts on additional growth opportunities within a region. Of the 15 domestic customers that generated freight revenues in excess of $1 million in 1997, all but 3 depend exclusively on the Company for rail service to support their facilities, and the Company believes that each of these facilities is strategically important to the respective customers. While the other 3 customers are not dependent on the Company, the Company's railroads provide the best route for them to move their products by rail. Through implementation of its marketing strategy, the Company intends to increase further the number of major customers so that, over time, the Company's reliance on any one customer will be reduced.

      Consistent with its decentralized management structure, the Company's sales and marketing activity is coordinated in each region by a marketing manager. The marketing manager works closely with personnel of each of the Company's railroads and with other department heads to develop marketing plans to inc rease shipments from existing customers and develop new business. The Company focuses on providing rail service to its customers that is easily accessible, reliable and cost-effective. The Company considers all of its employees to be customer service representatives and encourages them to initiate and maintain regular contact with shippers.

      Because most of the traffic transported by the Company's railroads in the United States is interchanged with Class I carriers, the Company's marketing efforts are often aimed at enhancing its railroads' relationships with these Class I carriers as well as shippers. The Company provides related rail services such as railcar leasing, railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. For example, the Company supplies cars to its customers or its railroads when, among other things, a customer has a need which cannot be filled by cars supplied by Class I railroads or the Company has an opportunity to provide cars on a cost basis that both meets customer needs and improves the economics of a freight move to the Company. The Company actively manages its railcar portfolio, buying and selling equipment to take advantage of changes in market value in conjunction with changes in its customers needs.

     Operations

      The Company's operating strategy is to increase efficiency and profitability in each region in which it operates. When acquiring new rail properties within an existing region, the Company capitalizes on operating efficiencies created by the presence of its other railroads within that region. For example, in connection with its Pittsburg & Shawmut acquisition, the Company plans to liquidate 42 miles of track and was able to sell a number of locomotives and railcars. In addition, consolidation of revenue and accounting functions often allows the Company to operate new railroads with fewer employees, as was the case with both its Illinois & Midland and Pittsburg & Shawmut acquisitions. The Company rationalizes its track, where appropriate, to make its operations more efficient. Rationalizations are planned on Buffalo & Pittsburgh, Louisiana & Delta and Pittsburg & Shawmut in 1998. The estimated salvage value of property to be rationalized exceeds its book value. The Company also seeks and grants trackage rights to improve regional rail infrastructure efficiency.

      The Company intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company's shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company's railroads to the economic infrastructure of those regions, approximately $21.1 million in state and federal grants for track rehabilitation and service improvements has been invested in the Company's rail properties since 1987.


MANAGEMENT

      The Company's Chief Executive Officer and Chief Financial Officer have responsibility for overall strategic and financial planning. The Chief Executive Officer has ultimate operating oversight over Australia and the Chief Operating Officer, a position created and filled in November, 1997, oversees operations in the United States. The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based profit sharing and bonus programs.

RAILROAD OPERATIONS - UNITED STATES

     Domestic Customers

      The Company's domestic railroads and switching operations currently serve
over 300 customers.   A large portion of the Company's domestic operating
revenues is attributable to customers operating in the electric utility, forest products, petroleum and chemical industries. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers, which is a group that changes annually, accounted for approximately 37%, 49% and 50% of the Company's domestic revenues in 1997, 1996 and 1995, respectively. In 1997 and 1996, the Company's largest customer was Commonwealth Edison, an electric utility, which accounted for approximately 15% and 18% of the Company's revenues in 1997 and 1996, respectively. Through 1995, the Company's largest customer was Akzo Nobel Salt, Inc. ("Akzo"), which accounted for approximately 9% of operating revenue in 1995. Since 1994, revenues from Akzo have been negatively affected by the flooding of the Akzo mine. See Item 7. of this Report under the heading "Akzo Mine". The Company typically ships freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years.

     Domestic Commodities

      The Company's domestic railroads transport a wide variety of commoditie s for their customers. Some of the Company's railroads have a well-diversified commodity mix while others transport one or two principal commodities. In 1997, coal, coke and ores and petroleum products were the two largest commodity groups transported by the Company's railroads, constituting 31.7% and 12.3%, respectively, of total domestic freight revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 1997 Compared to Year Ended December 31, 1996"), and 37.4% and 7.9%, respectively, of total domestic carloads. The following table summarizes the aggregate traffic volume of the Company's domestic railroads by commodity group:

                  DOMESTIC CARLOADS CARRIED BY COMMODITY GROUP

                                                 YEAR ENDED                  YEAR ENDED
                                              DECEMBER 31, 1997           DECEMBER 31, 1996
                                              -----------------            -----------------

Commodity Group                            Carloads     % of total      Carloads     % of total
---------------                          ------------  -------------  ------------  -------------
Coal, Coke & Ores                              82,269          37.4%        81,606          40.5%
Petroleum Products                             17,456           7.9%        17,549           8.8%
Pulp & Paper                                   20,760           9.4%        19,480           9.7%
Lumber & Forest Products                       18,171           8.3%        17,135           8.5%
Metals                                         21,268           9.7%        20,218          10.0%
Chemicals                                      10,496           4.8%         8,289           4.1%
Farm & Food Products                           13,390           6.1%        11,402           5.7%
Autos & Auto Parts                              6,496           3.0%         6,301           3.1%
Minerals & Stone                               12,657           5.8%         9,066           4.5%
Other                                          16,743           7.6%        10,261           5.1%
                                              -------         -----        -------         -----
    Total                                     219,706         100.0%       201,307         100.0%
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

     Domestic Rail Traffic

      Domestic rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that either originates or terminates with shippers located on a railroad and is interchanged with another rail carrier. On-line traffic that both originates and terminates on a railroad is referred to as local traffic. Overhead traffic neither originates nor terminates on a railroad, but rather passes over a railroad from one connecting carrier to another.

      The Company believes that on-line shipments provide it with a stability of revenues because such traffic represents shipments to or from shippers loc ated along its lines which cannot easily be diverted to other rail carriers. While overhead traffic is more easily diverted, it is less costly to handle. To offset the potential for diversion of overhead traffic, the Company has sought long-term contracts on its significant overhead traffic. In 1997, 7.6% of domestic freight revenues was generated by overhead traffic compared to 8.9% in 1996.



            The remainder of this page is intentionally left blank.

      The following table summarizes domestic freight revenues by type of traffic carried by the Company's railroads.

                   DOMESTIC FREIGHT REVENUES BY TRAFFIC TYPE
                             (DOLLARS IN THOUSANDS)

                                      YEAR ENDED                  YEAR ENDED
                                    DECEMBER 31, 1997         DECEMBER 31, 1996
                                    -----------------         -----------------

TRAFFIC TYPE                    AMOUNT      % OF TOTAL       AMOUNT      % OF TOTAL
------------                    ------      -----------      ------      ----------
On-line
      Originated                  $22,537          33.3%       $19,796          31.8%
      Terminated                   33,435          49.4%        31,492          50.5%
      Local                         5,154           9.7%         5,507           8.8%
                                  -------         -----        -------         -----
         Total On-line             61,126          92.4%        56,795          91.1%
Overhead                            6,587           7.6%         5,521           8.9%
                                  -------         -----        -------         -----
         Total Traffic            $67,713         100.0%       $62,316         100.0%
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

      The Company also participates in governmental and industry sponsored safety programs. Members of the Company's management serve on the Board of Directors of Operation Lifesaver (the national grade crossing awareness program), the New Program Committee of Operation Lifesaver and the American Short Line and Regional Railroad Association Safety Committee. In addition, the Company has a working team consisting of the safety officers from each railroad. This team is charged with ongoing development and refinement of the Company's safety program and coordination with each railroad to insure compliance with and implementation of all safety rules and regulations.

     Domestic Employees

      As of December 31, 1997, the Company had 771 full-time employees. Of this total, 158 are members of national labor organizations. The Company has seven contracts with these national labor organizations which have expiration dates ranging from July 1998 to January 2000. The Company has also entered into collective bargaining agreements with an additional 69 employees who represent themselves, all of which expire in 1999.

RAILROAD OPERATIONS - AUSTRALIA

      ASR commenced operations in November 1997. ASR acquired certain freight railroad assets of Australian National, a railroad company owned by the Commonwealth Government of Australia. Coincident with closing the purchase, the Company sold certain facilities and inventories to two third parties who are under long-term contracts with ASR to perform locomotive, rolling stock and track infrastructure maintenance and repairs. Approximately 900 miles of branchline track structure is owned and exclusively maintained by ASR through one of the two third parties. The land under the track structure is leased from the State of South Australia for a 50 year term. Some of these branchlines are isolated from other parts of the system. Also, different parts of the system have different track gauges, that is, narrow, standard and wide gauge, and ASR must provide discrete locomotives and rolling stock for each gauge. In some cases dual gauge track is in place. Under contract ASR also operates unit trains on a 153 mile branchline owned by a customer.

     ASR operates unit trains for six major customers, hauling six types of commodities including grain, coal and gypsum. It provides switching, rail yard storage and other rail related facilities for hire to customers. ASR also acquired contracts to operate "hook and pull" trains for three customers. Unlike the United States, the Australian system guarantees open access to rail lines. ASR provides locomotive, fuel, train crews, and in some cases railcars, to freight fowarding companies. These freight fowarding companies, ASR's customers, contract for blocks of time within which their trains can be operated at certain designated speeds. They are responsible for track access charges and all other costs of operating these trains. ASR operates hook and pull trains for three customers over the 2,100 mile corridor between Melbourne and Perth. Certain of ASR's branchline trains operate over these main lines as well. ASR is not responsible for maintenance of these main lines.

     As of December 31, 1997, ASR had about 150 employees, with about 125 operational staff being members of a union. The contract with the union expires in November, 2000.



INSURANCE

      The Company has obtained for each of its railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $100,000 to $250,000 per occurrence. In addition, the Company maintains an excess liability policy which provides supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policy. The Company also maintains all-risk property damage coverage, subject to a standard pollution exception and self-insured retentions ranging from $10,000 to $250,000.

      Employees of the Company's United States railroads are covered by the Federal Employers' Liability Act ("FELA"), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company's liability insurance policies.

      ASR liability policies have self-insured retentions ranging from $70,000 per occurrence to a one-time deductible of $700,000 for rolling stock. Employees are covered for injury or death by public and private sector insurance arrangements. A levy is paid by ASR to the insurance provider based on the amount of wages and salaries paid by ASR.

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

      The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired under the Sale and Purchase Agreement by ASR contains contamination arising from activities associated with previous operators. The Commonwealth has provided a release and indemnity to ASR from obligations, duty or liability arising from pre-existing contamination. The Commonwealth is required to remediate the relevant land to existing environmental standards and for the purpose for which the land was used at the date of the Sale and Purchase Agreement (or the date on which the land was last used).

FORWARD-LOOKING STATEMENTS

      This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes ," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are no guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 1 and in Item 7, hereof, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

      The Company currently operates 16 railroads of which 15 are in the United States and one is in Australia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company's railroads. The Company's railroad in Australia operates over approximately 900 miles of track structure which is owned by the Company. The land on which the track structure is built is leased from the State of South Australia for a term of 50 years with a conditional right of renewal for an additional 15 years.

      The following table sets forth certain information as of December 31, 1997 with respect to the Company's domestic railroads:



                                                                                           CONNECTING
RAILROAD AND LOCATION                              TRACK MILES          STRUCTURE          CARRIERS (1)
---------------------                              -----------          ---------          --------
Allegheny & Eastern Railroad, Inc.
 ("ALY") Pennsylvania                              153  (2)              Owned             BPRR, CR

Bradford Industrial Railroad, Inc. ("BR")
 New York, Pennsylvania                              4  (3)              Owned             BPRR, CR

                                                                                           ALY, BLE, BR, CN,
Buffalo & Pittsburgh Railroad, Inc.                                                        CP, CR, CSX, NS,
 ("BPRR") New York, Pennsylvania                   279  (4)              Owned/Leased      PS, RSR, SB


The Dansville & Mount Morris Railroad
 Company ("DMM") New York                                8               Owned/Leased      GNWR

Genesee and Wyoming Railroad Company
 ("GNWR") New York                                  26  (5)              Owned (5)         CP, CR, DMM, RSR

Pittsburg & Shawmut Railroad, Inc. ("PS")
 Pennsylvania                                      224  (6)              Owned             BPRR, CR

Rochester & Southern Railroad, Inc.                                                        BPRR, CP, CR,
 ("RSR") New York                                   66  (7)              Owned             GNWR, NS

                                                                                           BNSF, CR, IAIS,
Illinois & Midland Railroad, Inc. ("IMR")                                                  IC, NS, PPU, TPW,
 Illinois                                           97  (8)              Owned             UP


Portland & Western Railroad, Inc.                                                          BNSF, UP, WPRR,
 ("PNWR") Oregon                                   198  (9)              Owned/Leased      POTB

Willamette & Pacific Railroad, Inc.
 ("WPRR") Oregon                                   185 (10)              Leased            UP, PNWR

Louisiana & Delta Railroad, Inc. ("LDRR")
 Louisiana                                          87 (11)              Owned/Leased      UP

Carolina Coastal Railway, Inc. ("CLNA")
 North Carolina                                     17 (12)              Leased            NS

Commonwealth Railway, Inc. ("CWRY")
 Virginia                                           17 (13)              Owned/Leased      NS

Talleyrand Terminal Railroad ("TTR")
 Florida                                            10 (14)              Leased            NS, CSX

Corpus Christi Terminal Railroad, Inc.
 ("CCPN") Florida                                   26 (15)              Leased            UP, BNSF, TM


Note: GWI Switching Services, L.P. is no longer included in this table as the operating agreement under which it provided switching services to a Dayton, Texas plastic pellet car storage yard was terminated in December, 1997.

(1)  See Legend of Connecting Carriers following this table.
(2)  In addition, ALY operates by trackage rights over 3 miles of CR.
(3)  In addition, BR operates by trackage rights over 14 miles of BPRR.
(4) Includes 92 miles under perpetual leases and 9 miles under a lease expiring in 2090. In addition, BPRR operates by trackage rights over 27 miles of CSX under an agreement expiring in 2018, and 83 miles of CR under an agreement expiring in 2027. The Company is seeking abandonment and rationalization of approximately 58 miles of owned track that parallels track the BPRR operated over under the CR trackage right agreement.
(5) Track has been conveyed to a county industrial development agency and leased back to GNWR. The operations of the GNWR have been realigned with those of RSR. See Item 7. of this report.
(6) In addition, PS operates over 13 miles pursuant to an operating contract. The assets of PS were acquired on April 29, 1996.
(7)  In addition, RSR has a haulage contract over 52 miles of CP.
(8) In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP. The assets of IMR were acquired on February 8, 1996.
(9) Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement and 92 miles which was purchased in July, 1997. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.
(10) All under lease expiring in 2013, with renewal options subject to both parties' consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(11) Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.
(12) All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989. The Company acquired CLNA on November 9, 1996.

(13) Includes 12.5 miles under lease expiring in 2009. The Company acquired CWRY on November 9, 1996.
(14) All under lease expiring in 1999. The Company acquired TTR on November 9, 1996.
(15) All under lease expiring in 2002. The Company acquired CCPN on August 3, 1997.

   LEGEND OF CONNECTING CARRIERS

BLE     Bessemer and Lake Erie Railroad Company
BNSF    Burlington Northern Santa Fe Railway Company
CN      Canadian National
CP      Canadian Pacific Railway
CR      Consolidated Rail Corporation
CSX     CSX Transportation, Inc.
IAIS    Iowa Interstate Railroad, Ltd.
IC      Illinois Central Railroad Company
NS      Norfolk Southern Corp.
POTB    Port of Tillamook Bay Railroad
PPU     Peoria & Pekin Union Railway
SB      South Buffalo Railway Company
TM      The Texas Mexican Railway Company
TPW     Toledo, Peoria & Western Railway Corp.
UP      Union Pacific Railroad Company

EQUIPMENT

       As of December 31, 1997, rolling stock of the Company's domestic railroads consisted of 175 locomotives and 1,875 freight cars, some of which were owned and some of which were leased from others. The Company's rolling stock for its subsidiary in Australia consisted of approximately 80 locomotives and approximately 1,200 wagons (freight cars) owned and in service.

ITEM 3. LEGAL PROCEEDINGS

      The Company is a defendant in certain lawsuits resulting from railroad and industrial switching operations, one of which includes the commencement of a criminal investigation. Management believes that the Company has adequate defenses to any criminal charge which may arise and that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None



            The remainder of this page is intentionally left blank.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On June 24, 1996, the Company's Class A Common Stock began trading and is quoted on the Nasdaq National Market. Its trading symbol is GNWR. The tables below show the range of high and low actual trade prices for the Company's Class A Common Stock during each quarterly period of 1997 and 1996, since its initial public offering.


          YEAR ENDED
          DECEMBER 31, 1997          HIGH         LOW
          -----------------          ----         ---

          1st Quarter                $37.75       $29.00

          2nd Quarter                $31.75       $26.25

          3rd Quarter                $35.00       $24.00

          4th Quarter                $31.75       $22.50


          YEAR ENDED
          DECEMBER 31, 1996          HIGH         LOW
          -----------------          ----         ---

          1st Quarter                N/A          N/A

          2nd Quarter                $21.00       $18.25

          3rd Quarter                $30.50       $18.50

          4th Quarter                $35.75       $25.25

      The Company's Class B Common Stock is not publicly traded.

      The Company did not pay cash dividends in 1997. Prior to the initial public offering on June 24, 1996, the Company paid dividends in the first quarter of 1996 aggregating $32,000. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

      On March 16, 1998 there were 109 holders of record of the Company's Class A Common Stock and 11 holders of record of the Company's Class B Common Stock.

      During 1997 the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act:

      (1) On July 25, 1997 the Company issued to one of its non-employee directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,000 shares of Class A Common Stock at an exercise price of $26.00 per share. The shares issuable upon exercise of such options were the subject of a Registration Statement on Form S-8 under the Act. These options were forfeited on October 27, 1997, when the non-employee director resigned his directorship to accept a senior management position with the Company.

      (2) On October 27, 1997 the Company issued to one of its non-employee directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,000 shares of Class A Common Stock at an exercise price of $28.50 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.





            The remainder of this page is intentionally left blank.

ITEM 6. SELECTED FINANCIAL DATA.

      The following selected consolidated income statement data and selected consolidated balance sheet data of the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, have been derived from the Company's consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.


                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              YEAR ENDED DECEMBER 31,

INCOME STATEMENT DATA:                     1997          1996          1995          1994          1993
Operating revenues                        $103,643      $ 77,795       $53,387       $55,419       $49,645
Operating expenses                          87,200        63,801        46,815        47,381        43,501
Operating income                            16,443        13,994         6,572         8,038         6,144
Interest expense                            (3,349)       (4,720)       (3,405)       (3,212)       (2,864)
Other income                                   345           651           456           192           165
Income before income taxes,
 extraordinary item and cumulative
 effect of accounting change                13,439         9,925         3,623         5,018         3,445
Income taxes                                (5,441)       (4,020)       (1,472)       (2,007)       (1,428)
Income before extraordinary item and
 cumulative effect of accounting
 change                                      7,998         5,905         2,151         3,011         2,017
Extraordinary item                              --            --          (494)           --            --
Cumulative effect of accounting
 change (1)                                     --            --            --            --          (393)
Net income                                $  7,998      $  5,905       $ 1,657       $ 3,011       $ 1,624
Basic earnings per common share:
Income before extraordinary item and
 cumulative effect of accounting
 change                                      $1.52      $   1.54       $  0.92       $  1.31       $  0.88
Extraordinary item                              --            --         (0.21)           --            --
Cumulative effect of accounting
 change (1)                                     --            --            --            --         (0.18)
Net income                                   $1.52      $   1.54       $  0.71       $  1.31       $  0.70
Dividends per common share (2)                  --      $   0.01       $  0.08       $  0.03       $  0.05
Weighted average number of shares of
 common stock                                5,250         3,829         2,348         2,304         2,304
BALANCE SHEET DATA AS OF PERIOD END:
Total assets                              $210,532      $145,339       $78,429       $69,888       $63,653
Total debt                                  74,144        18,731        39,941        32,640        35,095
Stockholders' equity                        68,343        61,683        10,548         9,082         6,074


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

GENERAL

  The Company is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company, through its industrial switching subsidiary, also provides freight car switching and related services to United States industries with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industries with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its lines.

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

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. The Company completed two acquisitions during the first four months of 1996, one in November 1996, and another in November 1997. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

GENESEE & WYOMING AUSTRALIA PTY. LTD.

  On August 28, 1997 the Company announced that its wholly owned subsidiary, Genesee & Wyoming Australia Pty. Ltd. ("GWIA"), had been awarded the contract to purchase certain selected assets of the railroad freight operation of SA Rail, a division of Australian National Railway which is controlled by the Commonwealth Government of Australia (see Note 2. to Consolidated Financial Statements). SA Rail provides intrastate freight services in South Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty. Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locom otives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997, GWIA closed on the purchase of the assets and commenced operation of railroad freight service under the name of Australia Southern Railroad Pty. Ltd. The assets were acquired for approximately $33.1 million, including related costs.

The assets consist primarily of road and track structure, railroad rolling stock and other equipment. The acquisition of assets was partially financed through two new debt agreements in the aggregate amount of $22.2 million (see Note 9. to Consolidated Financial Statements).

JOINT VENTURE - GENESEE RAIL-ONE INC.

  The Company has formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Inc. ("Rail-One"), a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000. On December 31, 1997, the Company's investment was $4,852,000 after adjustment for losses in equity of unconsolidated affiliates (see Note 3. to Consolidated Financial Statements). Based on GWI's ownership portion of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period. In addition, the Company has loaned Rail-One, its joint venture partner in GRO, $4,613,000 through a promissory note denominated in Canadian currency (see Note 4. to Consolidated Financial Statements). During 1997, GRO acquired two railroads in Canada.

AKZO MINE

  Prior to 1995, the Company's major customer was Akzo Nobel Salt, Inc. ("Akzo"), which operated a rock salt mine in Retsof, New York. In March 1994 a section of the mine's roof collapsed, causing flooding from an underground aquifer, and the mine closed in September 1995. Akzo actively pursued construction of a new mine throughout 1995, but in April 1996 it announced that it was abandoning the mine project and that the Retsof location would be converted to a rock salt distribution center. In August 1996 Akzo announced its intentions to sell all of its North American mining operations, with the exception of the Retsof mine, to Cargill, Incorporated ("Cargill"), effectively ending the plan for a distribution center. On February 11, 1997 an investment group announced a plan to acquire all rights of Akzo and build a new mine in the Retsof area. Development of this mine is contingent upon obtaining adequate financing and regulatory approvals and permits. As of February 1998, the investment group continues to pursue the regulatory approvals and permits necessary for this new mine.

  There were no freight revenues attributable to Akzo in 1997. Freight revenues attributable to Akzo totaled $62,000 in 1996 and $1.9 million in 1995. The flooding and subsequent closure did not affect non-freight revenues, which consist primarily of income from railcar leases under long-term contracts, from Akzo and its successor, Cargill. Non-freight revenues from Cargill in 1997 were $3.2 million. Non-freight revenues from Akzo totaled $3.4 million and $2.9 million in 1996 and 1995, respectively.

YEAR 2000 COMPLIANCE

  The Company is executing a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000. The Company's systems include internal financial systems and systems provided by third parties for the transportation operations and certain revenue and expense account processing related specifically to the rail industry. The Company believes that the costs necessary to make its internal financial systems Year 2000 compliant will be immaterial. The Company is communicating with its third party vendors to coordinate Year 2000 compliance. The Company's rail related systems require data provided through an industry association. Year 2000 compliance by the industry association is planned but is not in the Company's or its third party vendors' control. The Company believes that it will be able to achieve Year 2000 compliance; however, no assurance can be given that these efforts will be successful.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Operating Revenues

  Operating revenues were $103.6 million in 1997 compared to $77.8 million in 1996, an increase of $25.8 million or 33.2%. This increase was attributable to a $11.7 million increase in freight revenues coupled with a $14.1 million increase in non-freight revenues.

  Freight revenues were $74.0 million in 1997 compared to $62.3 million in 1996, an increase of $11.7 million or 18.7%. Of this increase, $6.3 million or 10.1% is freight revenue from a new subsidiary with operations in Australia (see Note
2. to Consolidated Financial Statements) and $5.4 million or 8.6% is from an increase in domestic freight revenue. The following table compares domestic freight revenues, carloads and average freight revenues per carload for 1997 and 1996:

      DOMESTIC FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                          (EXCEPT AVERAGE PER CARLOAD)

                                                                                                 AVERAGE
                                                                                                 FREIGHT
                                                                                                 REVENUES
                        FREIGHT REVENUES                               CARLOADS                  PER CARLOAD
                        ----------------                               --------                  -----------
                                  % OF              % OF               % OF              % OF
COMMODITY GROUP          1997     TOTAL    1996     TOTAL     1997     TOTAL    1996     TOTAL    1997     1996
---------------         -----     -----    ----     -----     ----     -----    ----     -----    ----     ----
COAL, COKE & ORES       $21,452    31.7%  $20,368    32.7%    82,269    37.4%   81,606    40.5%    $ 260  $   250
PETROLEUM PRODUCTS        8,349    12.3%    8,679    13.9%    17,456     7.9%   17,549     8.8%      478      495
PULP & PAPER              7,920    11.7%    7,223    11.6%    20,760     9.4%   19,480     9.7%      381      371
LUMBER & FOREST
 PRODUCTS                 6,093     9.0%    5,302     8.5%    18,171     8.3%   17,135     8.5%      335      309
CHEMICALS                 5,761     8.5%    4,317     6.9%    10,496     4.8%    8,289     4.1%      548      521
METALS                    5,188     7.7%    5,211     8.4%    21,268     9.7%   20,218    10.0%      243      258
FARM & FOOD PRODUCTS      3,865     5.7%    3,537     5.7%    13,390     6.1%   11,402     5.7%      288      310
AUTOS & AUTO PARTS        3,452     5.1%    3,316     5.3%     6,496     3.0%    6,301     3.1%      531      526
MINERALS & STONE          3,346     4.9%    2,572     4.1%    12,657     5.8%    9,066     4.5%      264      283
OTHER                     2,287     3.4%    1,791     2.9%    16,743     7.6%   10,261     5.1%      136      175
                        -------   -----   -------   -----    -------   -----   -------   -----     -----  -------
    TOTAL               $67,713   100.0%  $62,316   100.0%   219,706   100.0%  201,307   100.0%    $ 308  $   310
                        =======   =====   =======   =====    =======   =====   =======   =====     =====  =======


  The increase in domestic freight revenues was largely attributable to having a full year of operations in 1997 on acquisitions made during 1996. These acquisitions generated freight revenues of $22.6 million during 1997 compared to $19.0 million during 1996, an increase of $3.6 million. Approximately $2.0 million of this increase resulted from the shipment of coal which was offset by a decrease of approximately $875,000 in the shipment of coal on existing operations, for a net increase in freight revenue from the shipment of coal of $1.1 million. Other significant increases in freight revenues were $1.4 million in chemicals and plastics, $791,000 in lumber and forest products,

$774,000 in minerals and stone, and $697,000 in pulp and paper. All remaining commoditie s had slight increases and decreases which when netted result in an increase of approximately $607,000.

  Non-freight revenues were $29.6 million in 1997 compared to $15.5 million in 1996, an increase of $14.1 million or 91.3%. Revenues from switching and storage activities were $18.7 million in 1997 compared to $6.2 million in 1996, an increase of $12.5 million or 201.1%. The increase in switching and storage revenues was largely attributable to the full year of operations on acquisitions made during 1996, which generated switching and storage revenues of approximately $15.4 million during 1997 compared to $2.3 million in 1996 for an increase of $13.1 million. Revenues from car hire and car rentals were $6.3 million in 1997 compared to $4.5 million in 1996, an increase of $1.8 million or 39.1%. Approximately $750,000 of this increase in revenue from car hire and car rentals is from new operations in Australia (see Note 2. to Consolidated Financial Statements). The balance consists of $700,000 of increases on existing operations and $350,000 of increases on acquisitions made during 1996.

     Operating Expenses

  Operating expenses for domestic and foreign operations combined were $87.2 million in 1997 compared to $63.8 million for domestic operations only in 1996, an increase of $23.4 million or 36.7%. Expenses attributable to operations in Australia which began in November, 1997, represented $6.7 million or 28.7% of the change, increases in expenses associated with acquisitions made in 1996 represented approximately $17.2 million or 73.6% of the change, and expenses on existing operations decreased approximately $550,000 or 2.3% of the change.

 The Company's operating ratio increased to 84.1% in 1997 from 82.0% in 1996.

  The following table sets forth a comparison of the Company's operating expenses in 1997 and 1996:

                                          OPERATING EXPENSE COMPARISON
                                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                             (DOLLARS IN THOUSANDS)

                                               1997                  1996
                                               ----                  ----

                                                   % OF                     % OF
                                                 OPERATING                OPERATING
                                        $         REVENUE      $           REVENUE
                                        --        -------      --          -------


Labor and benefits                     $37,397        36.1%     $25,197        32.4%
Equipment rents                          8,938         8.6%       8,511        10.9%
Purchased services                       6,411         6.2%       3,398         4.4%
Depreciation and amortization            6,999         6.8%       6,052         7.8%
Diesel fuel                              6,147         5.9%       4,433         5.7%
Casualties and insurance                 5,554         5.4%       4,626         5.9%
Materials                                4,495         4.3%       3,486         4.5%
Other                                   11,260        10.8%       6,738         8.7%
Special charge                               0         0.0%       1,360         1.7%
                                       -------        ----      -------        ----
     Total                             $87,200        84.1%     $63,801        82.0%
                                       =======        ====      =======        ====

  Labor and benefits expense was $37.4 million in 1997 compared to $25.2 million in 1996, an increase of $12.2 million or 48.4%. The increase was attributable to increases of $9.6 million from acquisitions made in 1996, $899,000 from operations in Australia which began in November, 1997, and $1.7 million from increases on existing operations. Labor costs increased as a percentage of revenues to 36.1% in 1997 compared to 32.4% in 1996. This increase is primarily due to the labor-intensive nature of Rail Link, Inc.'s industrial switching and other rail-related services operation.

  Equipment rents were $8.9 million in 1997 compared to $8.5 million in 1996, an increase of $427,000 or 5.0%. The increase was attributable to increases of $333,000 from acquisitions made in 1996, $81,000 from operations in Australi a and $13,000 from increases on existing operations. However, equipment rents decreased to 8.6% of operating revenue in 1997, from 10.9% in 1996. This is mainly because the largest component of equipment rents, car hire expense, decreased to 4.7% of operating revenue in 1997 from 5.8% of operating revenue in 1996 due to a low car hire to revenue ratio for Rail Link, Inc. and no car hire for Australia Southern Railroad.

  Purchased services were $6.4 million in 1997 compared to $3.4 million in 1996, an increase of $3.0 million or 88.6%. The increase was attributable to increases of $417,000 from acquisitions made in 1996, $2.3 million from operations in Australia and $298,000 from increases on existing operations.

  Depreciation and amortization expense was $7.0 million in 1997 compared to $6.1 million in 1996, an increase of $947,000 or 15.6%. The increase is a net change and reflects increases in depreciation and amortization related to acquisitions made in 1996 of $1.2 million, depreciation attributable to operations in Australia of $246,000, and a decrease in depreciation on existing operations of $479,000.

  Casualties and insurance expense, including claims brought under the Federal Employers' Liability Act, was $5.6 million in 1997 compared to $4.6 million in 1996, an increase of $928,000 or 20.0%. The increase was attributable to increases of $267,000 from acquisitions made in 1996, $347,000 from operations in Australia and $314,000 from increases on existing operations. The increases of $267,000 from acquisitions made in 1996 and $314,000 from existing operations were due to an increase in derailment expense of $628,000 less a net reduction in third party claims and insurance premiums of $47,000.

  Materials expense was $4.5 million in 1997 compared to $3.5 million in 1996, an increase of $1.0 million or 28.9%. The increase was attributable to increases of $723,000 from acquisitions made in 1996, $134,000 from operations in Australia and $152,000 from increases on existing operations.

  Special charge expense of $1.4 million in 1996 represents the impairment of assets of $1.1 million and employee severance and pension termination expense of $220,000 related to the Company's realignment of operations and decision to close certain supporting facilities of one of its subsidiaries resulting from the closure of the Akzo mine (see Note 5. to Consolidated Financial Statements and "Akzo Mine" above).

     Interest Expense and Income Taxes

  Interest expense was $3.3 million in 1997 compared to $4.7 million in 1996, a decrease of $1.4 million or 29.0%. The decrease reflects the repayment of $45.8 million of debt on June 28, 1996, from the proceeds of the initial public offering combined with other reductions to debt using cash generated from operations, offset in part by increased debt related to the financing of a new acquisition in Australia, an investment in a Canadian company that operates two railroads in Canada, and a new capital lease for equipment.

 The Company's effective income tax rate was 40.5% in 1997 and 1996, respectively.

     Net Income

  The Company's net income in 1997 was $8.0 million compared to net income in 1996 of $5.9 million, an increase of $2.1 million or 35.4%.

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


                                  FREIGHT REVENUES AND CARLOADS COMPARISON BY COMMODITY GROUP
                                          YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                   (DOLLARS IN THOUSANDS)
                                                 (EXCEPT AVERAGE PER CARLOAD)

                                                                                                AVERAGE
                                                                                                FREIGHT
                                                                                                REVENUES
                            FREIGHT REVENUES                           CARLOADS                 PER CARLOAD
                            ----------------                           --------                 -----------

                                  % of              % of               % of              % of
Commodity Group          1996     total    1995     total     1996     total    1995     total    1996     1995
---------------          ----     -----    ----     -----     ----     -----    ----     -----    ----     ----
Coal, Coke & Ores       $20,368    32.7%  $ 2,656     6.3%    81,606    40.5%   12,398    10.5%    $ 250    $ 214
Petroleum Products        8,679    13.9%    8,487    20.0%    17,549     8.8%   17,559    14.8%      495      483
Pulp & Paper              7,223    11.6%    6,797    16.1%    19,480     9.7%   18,667    15.7%      371      364
Lumber & Forest
 Products                 5,302     8.5%    4,496    10.6%    17,135     8.5%   14,022    11.8%      309      321
Metals                    5,211     8.4%    4,458    10.5%    20,218    10.0%   17,014    14.3%      258      262
Chemicals                 4,317     6.9%    3,321     7.9%     8,289     4.1%    6,641     5.6%      521      500
Farm & Food Products      3,537     5.7%    2,756     6.5%    11,402     5.7%    5,778     4.9%      310      477
Autos & Auto Parts        3,316     5.3%    3,490     8.2%     6,301     3.1%    6,381     5.4%      526      547
Minerals & Stone          2,185     3.5%    1,407     3.3%     6,766     3.4%    4,189     3.5%      323      336
Salt                        387     0.6%    2,215     5.2%     2,300     1.1%    7,865     6.6%      168      282
Other                     1,791     2.9%    2,268     5.4%    10,261     5.1%    8,159     6.9%      175      278
                        -------   -----   -------   -----    -------   -----   -------   -----     -----    -----
    Total               $62,316   100.0%  $42,352   100.0%   201,307   100.0%  118,673   100.0%    $ 310    $ 357
                        =======   =====   =======   =====    =======   =====   =======   =====     =====    =====


  The increase in freight revenues was largely attributable to the operations on new acquisitions, which generated freight revenues of $19.0 million during 1996, $17.1 million of which were from the shipment of coal. Freight revenue from the shipment of coal on existing operations also increased by approximately $600,000. The Company realized $1.8 million in additional freight revenues in 1996 attributable to the acquisition in 1995 of a rail line in the Oregon region which generated freight revenues of $2.5 million in 1996 compared to $673,000 in 1995. The majority of this $1.8 million increase in the Oregon region is in lumber and forest products, farm and food products, metals and other commodities. The overall increase in freight revenues was partially offset by a $1.8 million decrease in freight revenues from the shipment of salt to $387,000 in 1996 from $2.2 million in 1995. This decrease was attributable to the loss of shipments resulting from the closing of the Akzo mine at Retsof, New York. See Note 5. to Consolidated Financial Statements and "Akzo Mine " above.

  Non-freight revenues were $15.5 million in 1996 compared to $11.0 million in 1995, an increase of $4.5 million or 40.9%. Revenues from car hire and car rentals was $4.5 million in 1996 compared to $3.2 million in 1995, an increase of $1.3 million or 40.6%. The increase in revenues from car hire and rentals was largely attributable to the operations on new acquisitions, which generated car hire and rental revenues of $817,000 during the period. Car hire and rental revenues on existing operations increased approximately $483,000, primarily from a gain on the sale of railcars of $593,000. Revenues from switching and storage activities were $6.2 million in 1996 compared to $3.6 million in 1995, an increase of $2.6 million or 72.2%. The increase in switching and stora ge revenues was largely attributable to the operations on new acquisitions, which generated switching and storage revenues of approximately $2.3 million during the period.

      Operating Expenses

  Operating expenses were $63.8 million in 1996 compared to $46.8 million in 1995, an increase of $17.0 million or 36.3%. Expenses associated with new acquisitions represented $12.8 million of the increase, expenses attributable to the acquisition in 1995 of a rail line in the Oregon region (which generated operating expense of $2.6 million in 1996 compared to $711,000 in 1995) represented $1.9 million of the increase, and expenses on existing operations represented approximately $1.6 million of the increase.

 The Company's operating ratio improved to 82.0% in 1996 from 87.7% in 1995.

  The following table sets forth a comparison of the Company's operating expenses in 1996 and 1995:

                          OPERATING EXPENSE COMPARISON
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                            1996                   1995
                                            ----                   ----

                                                   % OF                     % OF
                                                 OPERATING                OPERATING
                                        $         REVENUE        $         REVENUE
                                        --        -------        --        -------

Labor and benefits                     $25,197        32.4%     $18,683        35.0%
Equipment rents                          8,511        10.9%       7,434        13.9%
Purchased services                       3,398         4.4%       2,530         4.7%
Depreciation and amortization            6,052         7.8%       3,887         7.3%
Diesel fuel                              4,433         5.7%       3,249         6.1%
Casualties and insurance                 4,626         5.9%       3,673         6.9%
Materials                                3,486         4.5%       2,531         4.7%
Other                                    6,738         8.7%       4,828         9.1%
Special charge                           1,360         1.7%           0         0.0%
                                       -------        ----      -------        ----
     Total                             $63,801        82.0%     $46,815        87.7%
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

  Equipment rents were $8.5 million in 1996 compared to $7.4 million in 1995, an increase of $1.1 million or 14.9%. However, equipment rents decreased to 10.9% of operating revenue in 1996, from 13.9% in 1995. This is mainly because the largest component of equipment rents, car hire expense, decreased from 7.9% of operating revenue in 1995 to 5.8% of operating revenue in 1996 due to the efficiency of new acquisitions. The reduction of equipment rents expense as a percentage of operating revenues also reflects the reduction in the amount of equipment under operating leases. In June 1995, the Company purchased railcars and locomotives, which it had previously used under operating leases, which reduced equipment rent under the terminated lease.

  Depreciation expense was $6.1 million in 1996 compared to $3.9 million in 1995, an increase of $2.2 million or 56.4%. The increase primarily reflects depreciation and amortization related to new acquisitions.

  Casualties and insurance expense, including claims brought under the Federal Employers' Liability Act, was $4.6 million in 1996 compared to $3.7 million in 1995, an increase of $954,000 or 25.8%. The majority of the increase in 1996 related to insurance premiums which increased $600,000 due primarily to new acquisitions, and derailment and property damages which increased $475,000. T his increase was partially offset by a decrease in additions to reserves for third party liability which decreased from $1.4 million in 1995 to $1.3 million in 1996, a decrease of $123,000.

  Special charge expense of $1.4 million in 1996 represents the impairment of assets of $1.1 million and employee severance and pension termination expense of $220,000 related to the Company's realignment of operations and decision to close certain supporting facilities of one of its subsidiaries resulting from the closure of the Akzo mine (see Note 5. to Consolidated Financial Statements and "Akzo Mine" above.

     Interest Expense and Income Taxes

  Interest expense was $4.7 million in 1996 compared to $3.4 million in 1995, an increase of $1.3 million or 38.2%. The increase reflects the increased debt related to the financing of new acquisitions, offset in part by the repayment of $45.8 million of debt on June 28, 1996, from the proceeds of the initial public offering. The Company's effective income tax rate was 40.5% in 1996 compared to 40.6% in 1995.

     Net Income

  The Company's net income in 1996 was $5.9 million compared to net income of $1.7 million (or $2.2 million before an extraordinary expense of $494,000 in connection with the early extinguishment of debt) in 1995. Excluding the effect of this extraordinary expense, net income in 1996 increased $3.7 million or 168.2% compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

  During 1997, the Company generated cash from operations of $1.8 million, generated cash from asset sales of $581,000, received $2.9 million in state grant funds for track rehabilitation, and had net new borrowings of $45.2 million. During the year the Company invested $16.3 million, including capital leases of $11.8 million, in equipment and rolling stock, and $9.4 million in track improvements and buildings. These expenditures were apart from the Company's investment in the Australia acquisition (see Note 2. to Consolidated Financial Statements) and its investment in GRO which operates two railroads in Canada (see Note 3. to Consolidated Financial Statements).

  During 1996, the Company generated cash from operations of $30.4 million, which includes the effect of $12.5 million generated by an excess of trade payables over trade receivables as recorded by new acquisitions. In addition, the Company received $17.8 million in proceeds from the sale of equipment, of which $12.0 million was related to the sale leaseback of locomotives and $2.4 million was from the sale of assets acquired in the Pittsburg & Shawmut acquisition. The Company invested $8.2 million in track and other fixed assets apart from its investment in the Illinois & Midland, Pittsburg & Shawmut and Rail Link acquisitions (see Note 2. to Consolidated Financial Statements).

  During 1995, the Company generated cash from operations of $2.6 million, generated cash from asset sales of $318,000, received $3.5 million in state grant funds for track rehabilitation, and had net new borrowings of $6.7 million. During the year the Company invested $8.6 million in equipment and rolling sto ck and $8.0 million in track improvements and buildings.

  In October, 1997, the Company amended and restated its credit facilities agreement to provide for a $65.0 million revolving credit facility. The facility has a maturity date of October 31, 2002. The credit facilities accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0.75% to 1.5% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.25% and 0.375% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of $6.5 million. These credit facilities are guaranteed by all domestic subsidiaries of the Company and contain a negative pledge of assets. The credit facilities agreement requires the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, cash flow coverage and EBITDA less defined capital expenditures to interest expense, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1997.

  At December 31, 1997 the Company had long-term debt (including current portion) totaling $74.1 million, which comprised 52.0% of its total capitalization. This compares to long-term debt, including current portion, of $18.7 million at December 31, 1996, comprising 23.3% of total capitalization.

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

  The Company has budgeted approximately $12.0 million in capital expenditures in 1998, primarily for track rehabilitation, of which $1.5 million is expected to be used to fulfill an obligation to replace rail under the terms of a lease of one of the Company's railroads, and $2.5 million is expected to be used in Australia.

  In connection with the Company's acquisition of assets in Australia (see Note
2. to Consolidated Financial Statements), the Company has committed to the Commonwealth of Australia to spend approximately $34.1 million (AU $52.3 million) to rehabilitate track structures and equipment by December 31, 2002. The Commonwealth Government may require the payment of any shortfall between the actual expenditure incurred from the date of acquisition to December 31, 2002, and the contracted commitment of approximately $34.1 million (AU $52.3 million). This commitment may be renegotiated if there is a significant change in operating conditions outside the control of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Non-applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary financial data required by this item are listed at Part IV, Item 14 and are filed herewith immediately following the signature page hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None



            The remainder of this page is intentionally left blank.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 1998 under "Election of Directors" and "Executive Officers", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 1998 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 1998 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 1998 under "Related Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

          Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Income for the Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

     Schedule II - Valuation and Qualifying Accounts

     (B) REPORTS ON FORM 8-K

A report on Form 8-K dated November 7, 1997 was filed by the Registrant reporting on Item 2. Acquisition or Disposition of Assets. No financial statements were filed with such Form 8-K.

     (C) EXHIBITS - SEE INDEX TO EXHIBITS.



            The remainder of this page is intentionally left blank.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENESEE & WYOMING INC.
                                    By: /s/ Mortimer B. Fuller, III
                                        ---------------------------
                                         Mortimer B. Fuller, III
                                         Chairman of the Board and CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Date                         Title                  Signature
----                         -----                  ---------

March 27, 1998               CEO and                /s/ Mortimer B.
                             Director               Fuller, III
                                                    -------------------
                                                    Mortimer B. Fuller, III

March 27, 1998               Senior Vice President  /s/ Alan R. Harris
                             and Chief Accounting   ------------------
                             Officer                Alan R. Harris

March 27, 1998               Senior Vice            /s/ Mark W. Hastings
                             President,             --------------------
                             Chief Financial        Mark W. Hastings
                             Officer
                             and Treasurer

March 27, 1998               Director               /s/ James M. Fuller
                                                    --------------------
                                                    James M. Fuller

March 27, 1998               Director               /s/ Louis S. Fuller
                                                    --------------------
                                                    Louis S. Fuller

March 27, 1998               Director               /s/ Robert M. Melzer
                                                    --------------------
                                                    Robert M. Melzer

March 27, 1998               Director               /s/ John M. Randolph
                                                    --------------------
                                                    John M. Randolph

March 27, 1998               Director               /s/ Philip J. Ringo
                                                    --------------------
                                                      Philip J. Ringo

Report of Independent Public Accountants

To the Board of Directors and the Shareholders of Genesee & Wyoming Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Genesee & Wyoming Inc. and issued our report thereon dated February 12, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 12, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at             Balance at
Description (in thousands)           December 31, 1996      December 31, 1997
--------------------------           -----------------      -----------------
Accounts Receivable - Allowance for       $76                   $167
Doubtful Receivables

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

*( 4.1) Second Amended and Restated Revolving Credit Agreement dated as of
        October 31, 1997 among the Registrant, its subsidiaries, BankBoston, N.A. and the Banks named therein. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted Exhibits and Schedules.

( 9) Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)/1/

(10)    MATERIAL CONTRACTS

        The Exhibits referenced under (4)(d) and (4)(f) through (4)(l) hereof are incorporated herein by reference.

        (a) Form of Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)/2/

        (b) Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)/2/

        (c) Form of Severance Agreement between the Registrant and each of its executive officers (Exhibit 10.3)/1/

        (d) Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.4)/2/

        (e) Asset Purchase Agreement dated February 8, 1996 between Illinois & Midland Railroad, Inc. and Stanford PRC Acquisition Corp. (Exhibit 10.61)/1/

        (f) Guaranty dated as of February 8, 1996 of the Registrant in favor of Stanford PRC Acquisition Corp. (Exhibit 10.62)/1/

        (g) Warrant Purchase Agreement dated as of February 8, 1996 between the Registrant and First National Bank of Boston. (Exhibit 10.64)/1/

        (h) Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union. (Exhibit 10.65)/1/

        (i) Asset Purchase Agreement dated April 19, 1996 among Pittsburg & Shawmut Railroad, Inc., the Registrant, The Pittsburg & Shawmut Railroad Company, Red Bank Railroad Company, Mountain Laurel

            Railroad Company and Arthur T. Walker Estate Corporation, and Amendment No. 1 to Asset Purchase Agreement dated April 19, 1996. (Exhibit 10.70)/4/

        (j) Amendment No. 1 to Warrant Purchase Agreement dated as of May 31, 1996 between the Registrant and FSC Corp. (Exhibit 10.71)/2/

        (k) Stock Purchase Agreement dated as of November 8, 1996 between Brenco, Incorporated, Rail Link, Inc. and the Registrant (Exhibit 10.1)/5/

        (l) Amendment No. 1 to the Genesee & Wyoming Inc. Stock Option Plan (Exhibit 10.1)/6/

        (m) Share Sale Agreement dated 28 August 1997 between the Commonwealth of Australia, Genesee & Wyoming Australia Pty. Limited (now named Australia Southern Railroad Pty. Limited) and the Registrant, and Amendment Agreement dated 7 November 1997 with respect thereto. (Exhibit 2.1)/7/

*(10.1) Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside
        Directors.

*(10.2) Memorandum of Lease between Minister for Transport and Urban Planning a
        Body Corporate Under the Administrative Arrangements Act 1994, the Lessor, and Australia Southern Railroad Pty Ltd A.C.N 079 444 296, the Lessee, dated 7 November 1997. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted Schedules.

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

*(21.1) Subsidiaries of the Registrant

 (22)   Published report regarding matters submitted to vote of security holders

        Not applicable.

*(23.1) Consent of Arthur Andersen LLP

 (24)   Power of attorney

               Not applicable.

*(27.1)        Financial Data Schedule for Year Ended December 31, 1997
*(27.2)        Restated FDS for Quarter ended September 30, 1997
*(27.3)        Restated FDS for Quarter Ended June 30, 1997
*(27.4)        Restated FDS for Quarter Ended March 31, 1997
*(27.5)        Restated FDS for Quarter Ended December 31, 1996
*(27.6)        Restated FDS for Quarter Ended September 30, 1996
*(27.7)        Restated FDS for Quarter ended June 30, 1996

 (99)          Additional Exhibits

----------------------------

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

        /5/Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

        /6/Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

        /7/Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 8-K dated November 7, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.





            The remainder of this page is intentionally left blank.

                         INDEX TO FINANCIAL STATEMENTS




                                                                                                PAGE
                                                                                                ----
Genesee & Wyoming Inc. and Subsidiaries:
   Report of Independent Public Accountants.................................................... F-2

   Consolidated Balance Sheets as  of December 31, 1997 and 1996............................... F-3

   Consolidated Statements of Income for the Years Ended
          December 31, 1997, 1996 and 1995..................................................... F-4

   Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1997, 1996 and 1995......................................... F-5

   Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995..................................................... F-6

   Notes to Consolidated Financial Statements.................................................. F-7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 12, 1998

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                           December 31,     December 31,
                                                                                           ------------     -----------
                  ASSETS                                                                       1997             1996
                  ------                                                                       ----             ----
CURRENTS ASSETS:
    Cash and cash equivalents                                                                $11,434          $14,121
    Accounts receivable, net                                                                  29,895           19,133
    Note receivable - related party                                                            4,499              ---
    Materials and supplies                                                                     5,039            4,173
    Prepaid expenses and other                                                                 3,145            1,771
    Deferred income tax assets, net                                                            2,523            1,632
                                                                                 ------------------------------------
         Total current assets                                                                 56,535           40,830
                                                                                 ------------------------------------

PROPERTY AND EQUIPMENT, net                                                                  124,985           78,822
                                                                                 ------------------------------------
SERVICE ASSURANCE AGREEMENT, net                                                              13,563           14,312
                                                                                 ------------------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                         5,082              ---
                                                                                 ------------------------------------
OTHER ASSETS, net                                                                             10,367           11,375
                                                                                 ------------------------------------
         Total assets                                                                       $210,532         $145,339
                                                                                 ====================================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                         $1,157             $271
    Accounts payable                                                                          30,025           33,583
    Accrued expenses                                                                           6,796            6,122
                                                                                 -------------------------------------
         Total current liabilities                                                            37,978           39,976
                                                                                 -------------------------------------

LONG-TERM DEBT                                                                                72,987           18,460
                                                                                 -------------------------------------
OTHER LIABILITIES                                                                              3,237            2,699
                                                                                 -------------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                           8,470            4,720
                                                                                 -------------------------------------
DEFERRED ITEMS--grants from governmental agencies                                             15,083           12,899
                                                                                 -------------------------------------
DEFERRED GAIN--sale leaseback                                                                  4,434            4,902
                                                                                 -------------------------------------
COMMITMENTS AND CONTINGENCIES (SEE NOTE 14)

STOCKHOLDERS' EQUITY:
    Class A common stock, $0.01 par value, one vote per share;
       12,000,000 shares authorized; 4,404,262 and 4,399,463 issued and
       outstanding on December 31, 1997 and 1996, respectively                                    44               44
    Class B common stock, $0.01 par value, 10 votes per share;
       1,500,000 shares authorized; 846,556 issued and outstanding                                 8                8
    Additional paid-in capital                                                                46,205           46,102
    Warrants outstanding                                                                         471              471
    Retained earnings                                                                         23,056           15,058
    Foreign currency translation adjustment                                                   (1,441)             ---
                                                                                 -------------------------------------
         Total stockholders' equity                                                           68,343           61,683
                                                                                 -------------------------------------
         Total liabilities and stockholders' equity                                         $210,532         $145,339
                                                                                 =====================================


The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               (dollars in thousands, except per share amounts)


                                                                                            Years Ended December 31,
                                                                                     ---------------------------------------
                                                                                         1997         1996          1995
                                                                                         ----         ----          ----
OPERATING REVENUES                                                                       $103,643       $77,795      $53,387
                                                                                     ---------------------------------------
OPERATING EXPENSES:
    Transportation                                                                         31,690        18,952       14,262
    Maintenance of ways and structures                                                     10,483         9,431        6,127
    Maintenance of equipment                                                               17,537        14,218       12,230
    General and administrative                                                             20,491        13,788       10,309
    Depreciation and amortization                                                           6,999         6,052        3,887
    Special charge                                                                           ----         1,360         ----
                                                                                     ---------------------------------------
Total operating expenses                                                                   87,200        63,801       46,815
                                                                                     ---------------------------------------
              Income from operations                                                       16,443        13,994        6,572

INTEREST EXPENSE                                                                           (3,349)       (4,720)      (3,405)

OTHER INCOME, net                                                                             345           651          456
                                                                                     ---------------------------------------
Income before provision for income taxes and
                extraordinary item                                                         13,439         9,925        3,623

PROVISION FOR INCOME TAXES                                                                 (5,441)       (4,020)      (1,472)
                                                                                     ---------------------------------------
              Income before extraordinary item                                              7,998         5,905        2,151

EXTRAORDINARY ITEM FROM EARLY EXTINGUISHMENT
   OF DEBT, net of related income tax benefit of $357                                        ----          ----         (494)
                                                                                     ---------------------------------------
NET INCOME                                                                                 $7,998        $5,905       $1,657
                                                                                     =======================================
Basic earnings per common share :
              Income before extraordinary item                                              $1.52         $1.54        $0.92
              Extraordinary item                                                             ----          ----        (0.21)
                                                                                     ---------------------------------------
              Net Income                                                                    $1.52         $1.54        $0.71
                                                                                     =======================================

Weighted average number of shares  of common stock - basic                                  5,250         3,829        2,348
                                                                                     =======================================
Diluted earnings per common share :
              Income before extraordinary item                                              $1.47         $1.49        $0.92
              Extraordinary item                                                             ----          ----       ($0.21)
                                                                                     ---------------------------------------
              Net Income                                                                    $1.47         $1.49        $0.71
                                                                                     =======================================
Weighted average number of shares of common stock - diluted                                 5,447         3,966        2,348
                                                                                     =======================================



The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                          Class A                     Class B
                                                                       Common Stock                 Common Stock
                                                                 -------------------------------------------------------------
                                                                    Shares       $0.01        Shares       $0.01   Additional
                                                                  Issued and      Par       Issued and      Par     Paid-in
                                                                 Outstanding     Value      Outstanding    Value     Capital
                                                                 ------------------------------------------------------------
BALANCE, December 31, 1994                                         1,502          $15          847          $8       $1,340

      Net income                                                     ---          ---          ---         ---          ---
      Cash dividends -- $0.08 per share                              ---          ---          ---         ---          ---
                                                                 ------------------------------------------------------------

BALANCE, December 31, 1995                                         1,502           15          847           8        1,340

      Issuance of stock warrants                                     ---          ---          ---         ---          ---
      Proceeds from issuance of stock--initial public offering     2,898           29          ---         ---       44,751
      Proceeds from issuance of stock--employee purchase             ---          ---          ---         ---           11
      Net income                                                     ---          ---          ---         ---          ---
      Cash dividends -- $0.01 per share                              ---          ---          ---         ---          ---
                                                                 ------------------------------------------------------------

BALANCE, December 31, 1996                                         4,400           44          847           8       46,102
                                                                 ------------------------------------------------------------

      Proceeds from issuance of stock--employee purchase               4          ---          ---         ---          103
      Translation adjustments                                        ---          ---          ---         ---          ---
      Net income                                                     ---          ---          ---         ---          ---
                                                                 ------------------------------------------------------------

BALANCE, December 31, 1997                                         4,404          $44          847          $8      $46,205
                                                                 ============================================================






                                                                                            Foreign     Stockholders'
                                                                  Warrants     Retained     Currency       Equity
                                                                Outstanding    Earnings    Adjustment       Total
                                                                --------------------------------------------------------

BALANCE, December 31, 1994                                         ---          $7,719      ---             $9,082

      Net income                                                   ---           1,657      ---              1,657
      Cash dividends -- $0.08 per share                            ---            (191)     ---               (191)
                                                                --------------------------------------------------------

BALANCE, December 31, 1995                                         ---           9,185      ---             10,548

      Issuance of stock warrants                                  $471             ---      ---                471
      Proceeds from issuance of stock--initial public offering     ---             ---      ---             44,780
      Proceeds from issuance of stock--employee purchase           ---             ---      ---                 11
      Net income                                                   ---           5,905      ---              5,905
      Cash dividends -- $0.01 per share                            ---             (32)     ---                (32)
                                                                --------------------------------------------------------

BALANCE, December 31, 1996                                         471          15,058      ---             61,683
                                                                --------------------------------------------------------

      Proceeds from issuance of stock--employee purchase           ---             ---      ---                103
      Translation adjustments                                      ---             ---  ($1,441)            (1,441)
      Net income                                                   ---           7,998      ---              7,998
                                                                --------------------------------------------------------

BALANCE, December 31, 1997                                      $  411         $23,056  ($1,441)           $68,343
                                                                =======================================================




 The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                                     Years Ended December 31,
                                                                                             -------------------------------------
                                                                                                 1997         1996         1995
                                                                                                 ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income                                                                        $7,998       $5,905       $1,657
              Adjustments to reconcile net income to net cash provided
                 by operating activities-
                 Depreciation and amortization                                                   6,999        6,052        3,887
                 Deferred income taxes                                                           2,863        1,332          811
                 Gain on disposition of property                                                   (13)        (633)        (195)
                 Special charge                                                                   ----        1,360         ----
                 Changes in assets and liabilities, net of balances
                   assumed through acquisitions-
                    Receivables                                                                (14,347)      (7,781)       1,257
                    Materials and supplies                                                         477       (1,861)          38
                    Prepaid expenses and other                                                  (1,362)        (239)        (450)
                    Accounts payables and accrued expenses                                      (2,015)      25,217       (4,751)
                    Other assets and liabilities, net                                            1,210        1,060          310
                                                                                          --------------------------------------
                           Net cash provided by operating activities                             1,810       30,412        2,564
                                                                                          --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of property and equipment                                               (13,891)      (8,174)     (16,632)
              Purchase of assets of Chicago & Illinois Midland Railway Company                   ----       (26,330)       ----
              Purchase of assets of Pittsburg & Shawmut Railroad Company,
                 Mountain Laurel Railroad Company and Red Bank Railroad Company                  ----       (11,966)       ----
              Purchase of common stock of Rail Link, Inc.                                        ----       (12,122)       ----
              Purchase of assets of Australian National Railway                                (33,079)        ----        ----
              Investment in affiliate                                                           (4,913)        ----        ----
              Proceeds from disposition of property                                                581       17,790          318
                                                                                          --------------------------------------
                           Net cash used in investing activities                               (51,302)     (40,802)     (16,314)
                                                                                          --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Principal payments on long-term borrowings, including capital leases             (24,982)     (73,400)     (16,999)
              Proceeds from issuance of long-term debt                                          70,885       51,437       24,300
              Debt issuance costs                                                                 (739)      (1,642)        (641)
              Net proceeds on grants                                                             2,903          771        3,512
              Dividends paid                                                                       ----         (32)        (191)
              Proceeds from issuance of stock--employee purchase                                   103           11         ----
              Issuance of stock warrants                                                           ----         471         ----
              Proceeds from issuance of stock--initial public offering                             ----      44,780         ----
                                                                                          --------------------------------------
                           Net cash provided by financing activities                            48,170       22,396        9,981
                                                                                          --------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                    (1,365)         ----        ----
                                                                                          --------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (2,687)      12,006       (3,769)
CASH AND CASH EQUIVALENTS, beginning of period                                                  14,121        2,115        5,884
                                                                                          --------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                       $11,434      $14,121       $2,115
                                                                                          ======================================
CASH PAID DURING PERIOD FOR:
              Interest                                                                          $2,474       $4,347       $3,204
              Incomes taxes                                                                      5,056        2,138        1,022
                                                                                          ======================================

SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
              Assumption of liabilities in connection with purchase of
                 assets of Chicago & Illinois Midland Railway Company                             ----       $1,394         ----
              Assumption of deferred credits from governmental agencies in connection with purchase of assets of Pittsburg & Shawmut Railroad Company,
                 Mountain Laurel Railroad Company and Red Bank Railroad Company                   ----        3,194         ----
              Capital lease obligation                                                         $11,761         ----         ----
                                                                                          ======================================


 The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                    ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
    -----------------------------------------------------------

Genesee & Wyoming Inc. and Subsidiaries (the "Company") operates 16 short line and regional railroads in New York, Pennsylvania, Louisiana, Oregon, Texas, Illinois, Florida, North Carolina, Virginia and, beginning in 1997, Australia (see Note 2.), through its various subsidiaries. The Company, through its leasing subsidiary, also buys, sells, leases and manages railroad transportation equipment. The Company, through its industrial switching subsidiary, also provides freight car switching and related services to industries in the United States with extensive railroad facilities within their complexes. The Company has an unconsolidated 47.5 percent equity interest in a Canadian company which owns and operates two railroads in Canada.

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

Property and Equipment
----------------------

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitaliz ed while routine maintenance and repairs, which do not improve or extend asset lives, are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to other income. Gains of approximately $78,000 and $572,000 realized by the leasing subsidiary on the sale or disposition of transportation equipment during 1997 and 1996, respectively, are classified in operating revenues. Depreciation is provided on the straight-line method over the useful lives of the property which are as follows:

     Road Properties...............................20-50 years
     Equipment......................................3-20 years

The Company continually evaluates whether events and circumstances have occurred that indicate the assets may not be recoverable. When factors indicate that the assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of the assets in measuring whether or not an impairment has occurred.

Service Assurance Agreement
---------------------------

The service assurance agreement represents a commitment from the most significant customer of the Company, to one of the subsidiary railroads (see
Note 2.), which grants the Company the exclusive right to serve indefinitely three of the customer's facilities. The service assurance agreement is amortized on a straight-line basis over the same period as the related track structure, which is 20 years. The service assurance agreement is stated at $13.6 million, net of accumulated amortization of $1.4 million and $14.3 million, net of accumulated amortization of $669,000 at December 31, 1997 and 1996, respectively.

Earnings per Share
------------------

Earnings per share are calculated under the guidelines of FASB Statement No. 128 wherein earnings per share are presented for basic and diluted shares on net income. Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. Unexercised stock options and warrants, calculated under the treasury stock method, are the only reconciling items between the Company's basic and diluted earnings per share. The number of options and warrants, included in the denominator, used to calculate diluted earnings per share are 409,822, 424,347 and 0 for 1997, 1996 and 1995, respectively. Options to purchase 39,000 shares of stock were outstanding during 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Significant Customer Relationship
---------------------------------

A large portion of the Company's operating revenues is attributable to customers operating in the electric utility, forest products, petroleum and chemical industries. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers, which is a group that changes annually, accounted for approximately 37%, 49% and 50% of the Company's revenues in 1997, 1996 and 1995, respectively. One customer in the electric utility industry accounted for approximately 15% and 18% of the Company's revenues in 1997 and 1996, respectively (see Note 2.). The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. Although the Company's accounts receivable include a diverse number of customers and railroads, the collection of these receivables is substantially dependent upon the economies of the regions in which the Company operates, the electric utility, forest products, petroleum and chemical industries, and the railroad sector of the economy in general.

Disclosures About Fair Value of Financial Instruments__
-----------------------------------------------------

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

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain 1996 balances have been reclassified to conform with the 1997 presentation.

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign subsidiary were prepared in their respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period on the statement of income. Translation adjustments are reflected as foreign currency translation adjustments in Shareholders' Equity and accordingly have no effect on net income. Translation adjustments for transactions denominated in foreign currency are included in other expense and were $114,000 in 1997.

2.  EXPANSION OF OPERATIONS:
    ------------------------

Illinois & Midland Railroad, Inc.
---------------------------------

On February 8, 1996, a newly-formed subsidiary, Illinois & Midland Railroad, Inc. ("Illinois & Midland"), purchased certain assets, primarily road and track structure, of Chicago & Illinois Midland Railway Company for approximately $27.7 million, including related costs and the assumption of certain liabilities. The purch ase price was allocated to purchased inventory ($750,000), assumed note receivable ($1.2 million), property ($10.8 million), and the service assurance agreement ($14.9 million). The purchase also included the assumption of $1.4 million of liabilities. This subsidiary operates approximately 126 miles of track in the State of Illinois. A significant portion of this subsidiary's operating revenue (74% in 1997, 76% in 1996 and 83% in 1995) is attributable to coal shipments for one customer which is an electric utility (see Note 1.). The acquisition was accounted for as a purchase.

Pittsburg & Shawmut Railroad, Inc.
----------------------------------

On April 29, 1996, a newly formed subsidiary, Pittsburg & Shawmut Railroad, Inc. ("Pittsburg & Shawmut"), purchased certain assets, primarily road and track structure, of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company, and Red Bank Railroad Company for approximately $15.2 million, including related costs. The purchase price was allocated to purchased inventory ($50,000), property ($14.8 million), and other assets ($264,000). The purchase also included the assumption of $3.2 million of deferred grants from the State of Pennsylvania. In addition, the purchase and sale agreement provides for additional contingency payments of up to $2.5 million. A portion of these payments are required (up to a maximum of $500,000 plus interest) if certain coal shipments during any calendar year from 1997-1999, as defined, exceed 290,000 tons. The remaining contingency payments (up to a maximum of $2.0 million) are calculated as 25% of the gross revenues attributable to certain coal shipments that exceed 564,793 tons during any calendar year from 2000-2009, as defined. Upon resolution of the amount of the contingency payments, there will be an additional element of cost related to the transaction, which will be recorded as goodwill and amortized over the same period as the related track structure, which is 20 years. On December 31, 1997, the Company met certain contingency payment criteria and recorded $192,000 of goodwill. On June 28, 1996, a portion of the railcars acquired in the purchase were sold for $2.4 million, the purchase price allocation was adjusted, and no gain or loss was recognized. The acquisition was accounted for as a purchase.

Rail Link, Inc.
---------------

On November 8, 1996, the Company completed its acquisition of all of the common stock of Rail Link, Inc. ("Rail Link") for approximately $12.1 million in cash of which $3.0 million are contingent payments based on performance. In 1996, the Company recorded the entire contingent payment as part of the purchase price. In 1997, the Company reversed $1.5 million of purchase price based on the probability of payment. At December 31, 1997, $1.5 million in future amounts payable remain contingent. The purchase price was allocated to purchased net working capital ($1.2 million), property ($5.0 million), goodwill ($4.1 million) and other assets ($275,000). The goodwill is being amortized on a straight-line basis over 20 years. The purchase also included the assumption of $474,000 of liabilities. Rail Link provides freight car switching and related services to United States industries with extensive railroad facilities within their complexes. Rail Link manages 23 switching operations, a railcar cleaning operation, two track maintenance operations and a locomotive leasing operation in 11 states. Rail Link operates four short line railroads located in Florida, North Carolina, Texas and Virginia. The acquisition was accounted for as a purchase.

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


                                                              Year Ended
                                                          ------------------
                                                           12/31/96  12/31/95
                                                           --------  --------
                                                               (Unaudited)

Revenues....................................................$90,842   $82,397
Net income..................................................  5,572     3,976
Net income per common share - basic.........................  $1.46     $1.69
Net income per common share - diluted.......................  $1.40     $1.69

Such pro forma information is not necessarily indicative of the results of future operations. Income per share information has been adjusted for the stock split (see Note 15.) as though it took place on January 1, 1995.

Genesee & Wyoming Australia Pty. Ltd.
-------------------------------------

On August 28, 1997, the Company announced that its wholly owned subsidiary, Genesee & Wyoming Australia Pty. Ltd. ("GWIA"), had been awarded the contract to purchase certain selected assets of the railroad freight operation of SA Rail, a division of Australian National Railway which is controlled by the Commonwealth Government of Australia. SA Rail provides intrastate freight services in South

Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty. Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locomotives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997 GWIA closed on the purchase of the assets and commenced operation of railroad freight service under the name of Australia Southern Railroad Pty. Ltd. The assets were acquired for approximately $33.1 million, including related costs. The assets consist primarily of road and track structure, railroad rolling stock and other equipment.

3. JOINT VENTURE:
   --------------

The Company has formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Inc., a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000.

On July 29, 1997, GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180-mile railroad located in Central Ontario. HCRY leases its rail line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

GRO commenced operations on November 11, 1997 of the Quebec Gatineau Railway Inc. ("QGRY"), a 354-mile railroad linking Quebec City, Montreal and Hull in Southeas tern Quebec. QGRY purchased and leased the assets for this railroad from St. Lawrence & Hudson Railway Company Limited which is a subsidiary of Canadian Pacific Railway Company.

Based on GWI's ownership portion of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net.

4. RELATED PARTY TRANSACTIONS
   --------------------------

  The Company has loaned Rail-One, its joint venture partner in GRO, $4,613,000 through a promissory note denominated in Canadian currency. The note bears interest at 7.5 percent per annum, earns a Commitment Fee equal to 4 percent of the principal amount of the note and is secured by Rail-One's 47.5 percent ownership in GRO. The principal of the note, all accrued interest on the principal amount and the Commitment Fee are due and payable on November 10, 1998 (the "Maturity Date"). If Rail-One pays all accrued interest and the Commitment Fee on the Maturity Date, Rail-One shall have the option to extend the loan for an additional three months at 12.5 percent per annum. Interest income and Commitment Fee income reported in other income, net in the Company's financial results for 1997 were $49,000 and $31,000, respectively. On December 31, 1997, the Company's promissory note with Rail-One was valued at $4,499,000 after foreign currency exchange adjustments, resulting in a translation loss of $114,000 that is included in other income, net.

Two of the Company's subsidiaries have agreed through a Memorandum of Lease Agreement to enter into several one year operating leases with subsidiaries of GRO to provide rail cars and locomotives for service in Canada. On November 25, 1997, one of the Company's subsidiaries entered into a lease to provide 911 boxcars at a monthly rate of $185 per car. Equipment rental income of $197,000 resulting from this lease was included in 1997 operating revenue. The remaining operating leases are dependent on asset availability and cost before lease rates can be determined and the leases can be finalized.

The Company has entered into an agreement with GRO to provide certain management, administrative and accounting services to GRO and its subsidiaries. Management fees of $65,000 earned in 1997 were reported as an offset to general and administrative expense in the Company's financial statements.

5. SPECIAL CHARGE:
   ---------------

Since 1899, one of the Company's subsidiaries previously served a salt mine in Retsof, New York. This mine closed in 1995 and in 1996, the mining company announced it would not replace the mine or maintain a distribution center. The subsidiary has experienced a significant decline in traffic and in the fourth quarter of 1996 the Company realigned its operations and decided to close certain supporting facilities of that subsidiary. Thus, the Company has recorded a special charge representing the impairment of assets of $1,140,000 and employee severance and pension termination expense of $220,000. This special charge, which was recorded in the fourth quarter of 1996, is in the amount of $1,360,000 before tax and $809,000 after tax, or $0.20 per share.

On February 11, 1997, an investment group announced a plan to acquire all rights of the prior salt mining company and build a new mine in the Retsof area. According to the investment group, development of this new mine is contingent upon obtaining adequate financing and regulatory approvals and permits. Because of the nature of the proposed mine and the Company's realignment of operations, the supporting facilities which were the subject of this special charge will not be needed in any future rail operations. As of February, 1998, the investment group continues to pursue the regulatory approvals and permitting processes necessary to development of the new mine.

6.  PROPERTY AND EQUIPMENT:
    -----------------------

 Major classifications of property and equipment are as follows (amounts in thousands)


                                                       1997       1996
                                                     ---------  ---------
Road properties                                       $ 83,093    $62,670
Equipment and other                                     66,341     34,017
                                                      --------   --------
                                                       149,434     96,687
Less- Accumulated depreciation and amortization
                                                        24,449     17,865
                                                      --------   --------
                                                      $124,985    $78,822
                                                      ========   ========

7.  OTHER ASSETS:
    -------------

Major classifications of other assets are as follows (amounts in thousands):



                                                          1997       1996
                                                        ---------  ---------
Goodwill                                                  $ 4,238    $ 5,629
Deferred financing costs                                    3,073      2,328
Assets held for sale or future use                          2,023      2,023
Other                                                       2,565      2,160
                                                          -------    -------
                                                           11,899     12,140
Less- Accumulated amortization                              1,532        765
                                                          -------    -------
                                                          $10,367    $11,375
                                                          =======    =======


Goodwill is being amortized on a straight-line basis over 20 years (see Note 2.). Deferred financing costs are amortized over the periods covered by the related revolving credit agreement and other applicable finance agreements using the straight-line method, which is not materially different from the amortization computed using the effective-interest method (see Note 9.). Assets held for sale or future use relate to the shutdown of one of the Company's subsidiaries (see Note 5.).

8. LEASES:
   -------

Lessor
------

Several subsidiaries of the Company lease rolling stock to third parties and affiliated companies under agreements that are accounted for as operating leases. The property held for lease on December 31, 1997, totaled $14.8 million less accumulated depreciation of $4.6 million. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (amounts in thousands):


     1998.............................................$5,001
     1999............................................. 1,397
     2000............................................. 1,397
     2001.............................................   918
     2002.............................................   918
     Thereafter....................................... 2,804
                                                      ------

                                                     $12,435
                                                     =======

Lessee
------

The Company has entered into several leases for rolling stock, locomotives and other equipment. Operating lease expense for the years ended December 31, 1997, 1996 and 1995, was approximately $2,015,000, $1,256,000 and $2,173,000, respectively.

In December, 1997, a subsidiary of the Company entered into an agreement with a bank to lease 911 boxcars at an average monthly rate of $177 per car for a lease term of one year. The lease includes an option to automatically renew for four subsequent one year terms at a periodic rent equal to the rent applicable during the initial term. The lease also includes an option to purchase all of the cars, subject to certain conditions, at the end of five one-year periods. The boxcars were simultaneously leased to an unconsolidated affiliate which is a subsidiary of GRO at a rate of $185 per car per month.

On December 27, 1996, the Company completed the sale of 53 of its locomotives to a leasing company for a net sale price of approximately $11,950,000. The proceeds were applied to debt on the Company's credit facilities (see Note 9). Simultaneously, a subsidiary of the Company entered into an agreement with the leasing company to lease the locomotives back. The sale resulted in a deferred gain of approximately $4,902,000 which is being amortized over the term of the lease as a non-cash offset to rent expense.

The following is a summary of future minimum payments under noncancelable leases (amounts in thousands):

     1998.............................................$5,162
     1999............................................. 2,166
     2000............................................. 1,792
     2001............................................. 1,739
     2002............................................. 1,511
     Thereafter....................................... 5,235
                                                       -----

     Total minimum payments..........................$17,605
                                                     =======

In 1992, a subsidiary of the Company entered into a lease agreement with a Class I carrier to operate 185 miles of track in Oregon. This subsidiary began operations in 1993. The subsidiary has assumed all operating and financial responsibilities including maintenance and regulatory compliance. Under the lease, no payments to the lessor are required as long as the subsidiary interchanges its freight traffic with only the lessor. Through December 31, 1997, no payments were required under this lease arrangement as all traffic has been interchanged with the lessor. The lease is subject to an initial 20 year term and shall be renewed for successive ten year renewal terms, unless either
party elects not to renew the lease.   If the lessor terminates the lease for
any reason, the lessor must reimburse the subsidiary for its depreciated basis in the property.

In August, 1995, another subsidiary of the Company signed an agreement with the same Class I carrier to lease and operate 53 miles of track in Oregon. The lease is subject to an initial 20 year term and shall be renewed for an additional ten years, unless either party elects not to renew the lease. Under the lease, no payments to the lessor are required as long as the subsidiary maintains minimum levels of traffic and provided the subsidiary interchanges its freight traffic with only the lessor and certain permitted carriers. The maximum annual lease payment required if this subsidiary did not move any traffic would be $1.3 million. In October, 1995, this subsidiary signed an agreement with another Class I carrier to lease and operate an additional 53 miles of connecting track in Oregon. The lease is subject to an initial three year term and shall be renewed for successive three year intervals, unless either party elects not to renew the lease. Under the lease, no payments to the lessor are required as long as the subsidiary interchanges its freight traffic with only the lessor and certain permitted carriers. On November 19, 1997, this lease was replaced by the purchase of certain assets, rights and obligations including a rail service easement which is a permanent and exclusive easement over the rail corridors previously under lease. Under all of these arrangements, the Company has assumed all operating and financial responsibilities including maintenance and regulatory compliance. Through December 31, 1997, no payments were required under either lease arrangement.

9. LONG-TERM DEBT:
   ---------------

Long-term debt consists of the following (amounts in thousands):


                                                                     1997       1996
                                                                   ---------  ---------

Credit facilities with variable interest depending upon certain financial ratios of the Company, as defined (7.0% at December
 31, 1997), with the balance due in 2002, net of unamortized
 discount of $290,000 ($384,000 in 1996)                             $27,410    $ 7,972

Promissory note payable with interest at 8% and principal
 payments due annually of $1,188,000 if certain conditions, as specified in the agreement, are met, with the balance due in
 1999                                                                  8,922      9,022

Capital lease obligations with variable interest at LIBOR plus
 1.5%                                                                 11,761          -

Variable rate loan with variable interest on 50% of the loan and interest at 6.24% on the remaining 50%, payable in semi-annual
 installments commencing in June, 1999 through November, 2002         14,991          -

Subordinated debt facility with interest at 6.16%, no
 amortization requirements, with the balance due in 1999.              7,170          -

Other debt with interest rates up to 8% and maturing at various
 dates between 1998 and 2006                                           3,890      1,737

 ----------------------------------------------------------         --------   --------
                                                                      74,144     18,731
Less- Current portion                                                  1,157        271
 ----------------------------------------------------------         --------   --------
Long-term debt, less current portion                                 $72,987    $18,460
 ============================================================        =======    =======


Credit Facilities
-----------------

In October, 1997, the Company amended and restated its credit facilities agreement to provide for a $65 million revolving credit facility. The facility has a maturity date of October 31, 2002. The credit facilities accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0.75% to 1.5% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.25% and 0.375% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of $6.5 million. These credit facilities are guaranteed by all domestic subsidiaries of the Company and contain a negative pledge of assets. The credit facilities agreement requires the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, cash flow coverage and EBITDA less defined capital expenditures to interest expense, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1997.

Promissory Note
---------------

The promissory note payable with an outstanding balance of $8,922,000 at December 31, 1997, provides for annual principal payments of $1,188,000 by a subsidiary provided the subsidiary meets certain levels of revenue and cash flow. In accordance with these provisions, the subsidiary was not required to make any principal payments in 1997 or 1996. The subsidiary did, however, make principal payments of $100,000 and $100,000 in 1997 and 1996, respectively, due to additional requirements regarding the sale of assets, as defined in the agreement. The subsidiary does not expect that it will be required to make a principal payment in 1998. The annual debt maturity schedule has been adjusted accordingly.

Capital Lease Obligation
------------------------

In March, 1997, a subsidiary of the Company entered into a master lease agreement with a leasing company. The lease provides for the inclusion of up to $13.0 million in railroad rolling stock. As of December 31, 1997, the Company's subsidiary had $11.8 million of equipment under this lease. Lease payments until September 30, 1998, are interest only at LIBOR plus 1.5%. After that date, the equipment currently under lease will require monthly payments of $116,461 until March, 2017. The Company's subsidiary has the right to purchase the equipment at any time during the lease for fair market value.

Variable Rate Loan
------------------

In November, 1997, a subsidiary of the Company entered into a variable rate loan which calls for semi-annual payments commencing on June 30, 1999, with the final installment due in November, 2002. There is a fixed interest rate swap over 50% of the loan balance, effectively fixing the interest rate at 6.24% for 50% of the loan for the life of the loan. The loan is secured by a first ranking fixed and floating charge over all the present and future assets of the Australia Southern Railroad Pty. Ltd. and SA Rail Pty. Ltd. and control over all indebtedness of the Australia Southern Railroad Pty. Ltd. to Genesee & Wyoming Australia Pty. Ltd.

Subordinated Debt Facility
--------------------------

In November, 1997, a subsidiary of the Company entered into a subordinated debt facility repayable November, 1999. There is a fixed interest rate swap over 100% of the loan balance, effectively fixing the interest rate at 6.16% for the life of the loan. The loan is secured by a second ranking fixed and floating charge over all the present and future assets of the Australia Southern Railroad Pty. Ltd. and SA Rail Pty. Ltd. and control over all indebtedness of the Australia Southern Railroad Pty. Ltd. to Genesee & Wyoming Australia Pty. Ltd.

Schedule of Future Payments
---------------------------

The following is a summary of the maturities of long-term debt as of December 31, 1997 (amounts in thousands):

     1998.............................................$1,157
     1999.............................................19,035
     2000..............................................2,771
     2001..............................................2,822
     2002.............................................36,667
     Thereafter.......................................11,692
                                                      ------

                                                     $74,144
                                                     =======

Extraordinary Item
------------------

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

10. INTEREST RATE RISK MANAGEMENT:
    -----------------------------

The Company uses derivative financial instruments, specifically interest rate caps and interest rate swaps, to manage its variable interest rate risk on long-term debt.

Interest Rate Swap--In November, 1997, a subsidiary of the Company entered into
------------------
a five-year interest rate swap agreement with a financial institution effectively fixing its interest rate at 6.24% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement is $7.5 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

Interest Rate Swap--In November, 1997, a subsidiary of the Company entered into
------------------
a five-year interest rate swap agreement with a financial institution effectively fixing its interest rate at 6.16% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement is $7.2 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

Interest Rate Swap--In October, 1996, the Company entered into a two-year
------------------
interest rate swap agreement with a financial institution whereby, effective December 31, 1996, the Company fixed its LIBOR interest rate at 6.15% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement is $10.0 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

Interest Rate Cap--In August, 1995, the Company entered into a three-year
-----------------
interest rate cap agreement in order to cap the rate on three-month dollar deposits, as defined, to a fixed rate of 8.0%. The notional amount under this agreement reduces on a quarterly basis in varying amounts from $15,250,000 at September 30, 1995, to $11,438,000 at September 30, 1998. The fees paid by the Company for the interest rate cap were capitalized and are amortized over the period covered by the agreement. Management estimates the carrying value of this interest rate cap to approximate fair value.

11. EMPLOYEE BENEFIT PLANS:
    -----------------------

Pension
-------

The Company administers two noncontributory defined benefit plans, one of which is for the employees of a subsidiary who are members of a union and who meet minimum service requirements, the other of which is for non-union employees of another subsidiary. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act.

Pension costs for the union pension plan for 1997, 1996 and 1995 were approximately $69,000, $105,000, and $14,000, respectively. The 1997 and 1996 pension cost includes the estimated expense of terminating the defined benefit plan due to the shut down of a subsidiary's operations (see Note 5.). The pension liability for the union pension plan recognized in the accompanying consolidated balance sheet at December 31, 1997 and 1996, was approximately $0 and $185,000, respectively. Subsequently, on January 31, 1998, the plan was terminated and the vested assets were distributed to the plan members.

Pension costs for the non-union pension plan for 1997 and 1996 were approximately $122,000 and $13,000, respectively. The pension liability for the non-union pension plan recognized in the accompanying consolidated balance sheet at December 31, 1997 and 1996, was approximately $385,000 and $263,000, respectively.

Postretirement Benefits
-----------------------

Historically, the Company has provided certain health care and life insurance benefits for certain retired employees. Eligible employees include union employees for one of its subsidiaries, and certain nonunion employees who have reached the age of 55 with 30 or more years of service. The Company funds the plan on a pay-as-you-go basis.

Total postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995, were $33,000, $53,000 and $49,000, respectively. The funded status of the plan at December 31, 1997 and 1996, was as follows (amounts in thousands):


                                                                         1997     1996
                                                                      -------  -------
Accumulated postretirement benefit obligation-
   Fully eligible active participants                                 $    59  $    58
   Other active participants                                                -       70
   Retirees                                                               433      420
                                                                         ----     ----
                                                                          492      548
Plan assets at fair value                                                   -        -
                                                                         ----     ----
Accumulated postretirement benefit obligation in excess of plan
 assets                                                                   492      548

Unrecognized net gain resulting from change in actuarial                  195
 assumptions                                                                       151

                                                                         ----     ----
Accrued postretirement benefit cost                                   $   687  $   699
                                                                         ====     ====


For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was then assumed to gradually decrease to 5% by the year 2002, at which time the rate was assumed to remain level. To illustrate the effect of these assumptions, increasing the assumed health care cost trend by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1998, by approximately $32,000 and the net periodic postretirement benefit cost for 1998 by approximately $4,000.

Relevant assumptions used in accounting for the postretirement benefit plan as of December 31 were as follows:

                                                               1997    1996
                                                               ----    ----
Weighted average discount rate                                 7.25%   7.75%
                                                               ====    ====


Employee Bonus Programs
-----------------------

The Company has performance-based bonus programs which include a majority of non union employees. Key employees are granted bonuses on a discretionary basis. Total compensation of approximately $1.0 million, $730,000 and $308,000 was awarded under the various bonus plans in 1997, 1996 and 1995, respectively.

Profit Sharing
--------------

On December 1, 1997, the Company terminated a defined contribution profit-sharing plan that it had maintained for two subsidiaries and distributed the vested assets to the plan members. There were no contributions to the plan in 1997, 1996 or 1995.

Effective January 1, 1997, the Company established a 401(k) plan covering employees of the Company's industrial switching subsidiary who have met specified length of service requirements. The 401(k) plan qualifies under
Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. The Company matches 100% of the participants contributions up to 5% of the participants salary. The Company's contribution to the plan in 1997 was approximately $63,000.

Effective January 1, 1994, the Company established two 401(k) plans covering union and non union employees who have met specified length of service requirements. The 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. For non union employees, the Company matches the participants contributions up to 1-1/2% of the participants salary. The Company's contributions to the plans in 1997, 1996 and 1995 were approximately $163,000, $110,000 and $83,000, respectively.

Postemployment Benefits
-----------------------

The Company does not provide postemployment benefits to its employees.

12. INCOME TAXES:
    -------------

The Company files consolidated U.S. federal income tax returns which include all of its subsidiaries. The components of the provision for income taxes on income before extraordinary item are as follows (amounts in thousands):


                                                     1997       1996       1995
                                                  -------    -------    -------
Current-
     Federal                                      $ 2,095    $ 2,779    $   550
     State                                            670      1,014        111
Deferred                                            2,676        227        811
                                                   ------     ------     ------
                                                  $ 5,441    $ 4,020    $ 1,472
                                                   ======     ======     ======


The provision for income taxes on income before extraordinary item in each period differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the effective tax rate reconciliation:


                                                        1997     1996     1995
                                                      --------  -------  -------
Tax provision at statutory rate                          34.0%    34.0%    34.0%
State income taxes, net of federal income tax
 benefit                                                  5.7%     5.6%     4.0%

Other, net                                                0.8%     0.9%     2.6%
                                                       ------   ------   ------
                                                         40.5%    40.5%    40.6%
                                                       ======   ======   ======


The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (amounts in thousands):


                                                            1997          1996
                                                       --------------  ---------
Deferred tax assets-
      Accruals and reserves not deducted for tax
       purposes until paid                                  $  2,415   $  1,828

 Alternative minimum tax credits                               1,837      1,752
 Net operating losses                                            136          -
 Postretirement benefits                                         233        259
 Other                                                           (78)       154
                                                             -------    -------
                                                               4,543      3,993
Deferred tax liability -- differences in
 depreciation and amortization                               (10,490)    (7,081)

                                                             -------    -------
          Net deferred tax liability                         ($5,947)   ($3,088)
                                                             =======    =======


The Company's alternative minimum tax credits can be carried forward indefinitely; however, the Company must achieve future regular taxable income in order to realize this credit. Management does not believe that a valuation allowance is required for the deferred tax assets based on anticipated future profit levels and the reversal of current temporary differences.

13.  GRANTS FROM GOVERNMENTAL AGENCIES:
     ----------------------------------

During 1997, three subsidiaries of the Company received grants from the State of Pennsylvania of $2,500,000, $250,000 and $16,000, respectively, for rehabilitation of portions of their track. The agreements require the State of Pennsylvania to reimburse the subsidiaries for 75% of the total cost of specific projects. These projects were substantially complete as of December 31, 1997. Another subsidiary of the Company received a grant from the State of Virginia of $135,000 for rehabilitation of a portion of the subsidiary's track. This project was completed as of December 31, 1997.

In April, 1996, in connection with the purchase of assets of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company and Red Bank Railroad Company (see Note 2.), the Company assumed a deferred grant of $3.2 million from the State of Pennsylvania.

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

All of the aforementioned grants do not represent a future liability of the Company unless the Company abandons the rehabilitated track structure within a specifi ed period of time, as defined in the respective agreements. As the Company does not intend to abandon the track, the Company has recorded additions to road property and has deferred the amount of the grants as the rehabilitation expenditures have been incurred. The amortization of the deferred grant is a noncash offset to depreciation expense over the useful life of the related assets and is not included as taxable income. During the years ended December 31, 1997, 1996 and 1995, the Company recorded offsets to depreciation expense from grant amortization of $719,000, $638,000 and $415,000, respectively.

14.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

The Company has built its portfolio of railroad properties primarily through the purchase or lease of road and track structure and through operating agreements. These transactions have related only to the physical assets of the railroad property. Typically, the Company does not assume the operations or liabilities of the divesting railroads.

In connection with the Company's purchase of certain selected assets in Australia (see Note 2.), the Company has committed to the Commonwealth of Australia to spend approximately $34.1 million (AU $52.3 million) to rehabilitate track structures and equipment by December 31, 2002. The Commonwealth Government may require the payment of any shortfall between the actual expenditure incurred from the date of acquisition to December 31, 2002, and the contracted commitment of approximately $34.1 million (AU $52.3 million). This commitment may be renegotiated if there is a significant change in operating conditions outside the control of the Company.

The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. These consolidations present both risk and opportunity for the Company. The acquisition of Conrail may impact the Company's operations in New York and Pennsylvania. Until the details of these consolidations reaches greater clarity, the Company is unable to determine the impact on its operations.

In connection with the Company's lease of its 185-mile line in Oregon (see Note 8.), the Company has committed to the lessor to rehabilitate 25 miles of track over five years, beginning February, 1993, at an estimated total cost of approximately $5.0 million. As of December 31, 1997, the Company has completed approximately $3.5 million of this rehabilitation.

The Company is a defendant in certain lawsuits resulting from railroad and industrial switching operations, one of which includes the commencement of a criminal investigation. Management believes that the Company has adequate defenses to any criminal charge which may arise and that adequate provision has been made in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company's results of operations or financial position.

15.  STOCKHOLDERS' EQUITY:
     ---------------------

Warrants
--------

In conjunction with the 1996 amendment and restatement of the Company's credit facilities, detachable warrants were issued to a financial institution to purchase 41,847 shares of Class A Common Stock at an exercise price of $0.0005 per share. These warrants were exercised in January, 1998. Management has valued the warrants at approximately $471,000, the amount of which was recorded as a debt discount and recorded in long-term debt. The discount is being amortized over the period covered by the related credit facilities agreement using the straight-line method, which is not materially different from the amortization computed using the effective-interest method.

Initial Public Offering and Related Stock Transactions
------------------------------------------------------

On June 28, 1996 the Company closed an underwritten initial public offering ("IPO") of 3,045,200 shares of Class A Common Stock (the "Common Stock Offering"), of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The gross proceeds to the Company of the Common Stock Offering of $49.2 million, net of underwriters' commission of $3.4 million, were used to pay down borrowings on the credit facilities. Other costs of the IPO of $1.0 million were paid by the Company.

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

16. STOCK-BASED COMPENSATION PLANS:
    -------------------------------

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

                                          1997        1996
                                         ------      ------
Net Income:           As reported        $7,998      $5,905
                      Pro Forma           7,332       5,609

Basic EPS:            As reported        $ 1.52      $ 1.54
                      Pro Forma            1.40        1.49

Diluted EPS:          As reported        $ 1.47      $ 1.49
                      Pro Forma            1.34        1.43

The Company may sell up to 450,000 shares of stock to its full-time employees under the Stock Purchase Plan. At December 31, 1997, 1,996 shares had been purchased under this plan. The Company sells shares at 100% of the stock's market price at date of purchase, therefore, no compensation cost exists for this plan.

In 1997, the Company increased the number of options it may grant under its Stock Option Plan for employees by 200,000. The Company may now grant an aggregate of 700,000 shares of Class A Common Stock under its Stock Option Plans. Under both Plans, the option price equals at least the stock's market price on the date of grant, except that grants of incentive stock options to employees with significant voting control must be at least the market price plus ten percent. The Stock Option Committee of the Company's Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. No option may be exercised after ten years from date of grant (or five years in the case of incentive stock options to employees with significant voting control), although the Stock Option Committee may establish a shorter option term. The following is a summary of stock option activity for 1997 and 1996:



                                        Fiscal Year Ended                Fiscal Year Ended
                                        December 31, 1997                December 31, 1996
                                        -----------------                --------------------
                                                     Wtd.                               Wtd.
                                                   Average                            Average
                                      Shares       Exercise              Shares       Exercise
                                                    Price                              Price

Outstanding at beginning of the
 year                                   421,500        $18.61                   ---         ---

Granted                                   4,000         27.25               421,500      $18.61
Exercised                                 3,275         17.00                   ---         ---
Forfeited                                15,250         25.11                   ---         ---
Outstanding at end of year              406,975         18.46               421,500      $18.61
Exercisable at end of year              101,354         18.41                   ---         ---
Weighted average fair value of
 options granted                            ---        $17.51                   ---      $10.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5 percent; expected dividend yield of 0 percent; expected lives of 5 and 10 years; expected volatility of 54 percent. The weighted-average fair value of options was $17.51 and $10.29 in 1997 and 1996, respectively.

17. GEOGRAPHIC REGION AND BUSINESS SEGMENT INFORMATION
    --------------------------------------------------

The Company operates in two business segments: Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment; and Industrial Switching, which includes providing freight car switching and related services to United States industries with extensive railroad facilities within their complexes. During 1997, the Company expanded its railroad operations geographically to include a new subsidiary operating in Australia. During 1996, the Company expanded its business to include industrial switching and related services through the acquisition of all of the common stock of Rail Link, Inc. The following tables present sales and other financial information for each geographic region for 1997 and for each business segment for the years 1997 and 1996:



17.  GEOGRAPHIC REGION (AMOUNTS IN THOUSANDS)

----------------------------------------  ---------------  --------------  -------------
1997                                            U.S.          Australia         Total
----------------------------------------  ---------------  --------------  -------------

Sales to unaffiliated customers                  $ 96,212         $ 7,431       $103,643
Operating income                                   15,738             705         16,443
Identifiable assets                               169,969          40,563        210,532
Depreciation and amortization                       6,753             246          6,999
Capital expenditures                               13,871              20         13,891

Business Segment
(amounts in thousands)
                                             Railroad       Industrial
1997                                        Operations       Switching         Total
----------------------------------------    ----------      ----------       ----------

Sales to unaffiliated customers                 $ 88,791         $14,852        $103,643
Operating income (loss)                           16,672            (229)         16,443
Identifiable assets                              198,296          12,236         210,532
Depreciation and amortization                      6,169             830           6,999
Capital expenditures                              13,146             745          13,891

Business Segment
(amounts in thousands)
                                              Railroad       Industrial     -------------
1996                                         Operations      Switching          Total
-----------------------------------------  --------------  --------------   -------------

Sales to unaffiliated customers                  $ 75,998         $ 1,797       $ 77,795
Operating income                                   13,865             129         13,994
Identifiable assets                               131,693          13,646        145,339
Depreciation and amortization                       5,930             122          6,052
Capital expenditures                                8,138              36          8,174

18. QUARTERLY FINANCIAL DATA:
    -------------------------


Quarterly Results (Unaudited)

                                                      First             Second          Third           Fourth
(in thousands, except  per share data)               Quarter            Quarter         Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------

1997
Operating revenues........................              $24,092         $23,479         $23,670          $32,402
Income from  operations.....................              4,035           4,171           3,901            4,336
Net  income.................................              2,134           2,157           2,127            1,580
Basic earnings per share                                   0.41            0.40            0.41             0.30
-----------------------------------------------------------------------------------------------------------------
1996
Operating revenues........................              $16,608         $19,009         $19,022          $23,156
Income from operations.....................               2,814           4,173           3,609            3,398
Net income................................                  965           1,559           1,763            1,619
Basic earnings per share                                    0.41           0.64            0.34             0.30
-----------------------------------------------------------------------------------------------------------------
1995
Operating revenues........................               $13,391        $13,243         $13,600          $13,154
Income from operations.....................                1,526          1,427           1,982            1,638
Income before extraordinary item..........                   502            404             654            1,638
Net income (loss).........................                   502            (90)            654              591
Income per share before extraordinary item.                 0.21           0.17            0.28             0.25
Extraordinary item........................                     -          (0.21)              -                -
Basic earnings (loss) per  share............                0.21          (0.04)           0.28             0.25
-----------------------------------------------------------------------------------------------------------------

The fourth quarter of 1996 includes a $1,360,000 nonrecurring charge to record certain shutdown costs associated with the closing of a subsidiary (see Note 5.).

The second quarter of 1995 includes a $494,000 extraordinary item, net of related income tax benefit of $357,000, resulting from the early extinguishment of debt (see Note 9.).