Form 10-Q
period 1998-03-31
GENESEE & WYOMING INC
filed 1998-05-15
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     for the quarter ended March 31, 1998  Commission File No. 0-20847
                           --------------                      -------



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                         06-0984624
-----------------------                          ------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

71 Lewis Street, Greenwich, Connecticut         06830
---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on May 13, 1998:

Class                                           Number of Shares Outstanding
-----                                           ----------------------------

Class A Common Stock                                    4,448,499

Class B Common Stock                                    845,539


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information
      Item 1. Financial Statements:                                 Page
                                                                    ----
            Consolidated Statements of Income - For the
              Three Months Ended March 31, 1998 and 1997......        3

            Consolidated Balance Sheets - March 31, 1998
              and December 31, 1997...........................        4

            Consolidated Statements of Cash Flows - For the
              Three Months Ended March 31, 1998 and 1997......        5

            Notes to Consolidated Financial Statements........        6 - 8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.          9 - 14

      Item 3. Quantitative and Qualitative Disclosures About
              Market Risk.....................................       14

Part II - Other Information...................................       15

Index to Exhibits.............................................       16 - 17

Signatures....................................................       18

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                   1998        1997
                                                                              ------------  ------------
OPERATING REVENUES                                                               $37,740    $24,092
                                                                              --------------------------
OPERATING EXPENSES:
    Transportation                                                                11,814      7,232
    Maintenance of way and structures                                              4,205      2,557
    Maintenance of equipment                                                       7,759      4,006
    General and administrative                                                     6,685      4,743
    Depreciation and amortization                                                  2,303      1,519
                                                                              --------------------------

   Total operating expenses                                                       32,766     20,057
                                                                              --------------------------
INCOME FROM OPERATIONS                                                             4,974      4,035

Interest expense                                                                  (1,562)      (574)
Other income                                                                         394        131
                                                                              --------------------------
Income before provision for income taxes                                           3,806      3,592

Provision for income tax                                                           1,524      1,458
                                                                              --------------------------
NET INCOME                                                                        $2,282     $2,134
                                                                              ==========================

Earnings per common share - basic                                                  $0.43      $0.41
                                                                              ==========================

Weighted average number of shares  of common stock - basic                         5,293      5,246
                                                                              ==========================

Earnings per common share - diluted                                                $0.42      $0.39
                                                                              ==========================

Weighted average number of shares of common stock - diluted                        5,427      5,469
                                                                              ==========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                          March 31,   December 31,
                                                            1998         1997
   ASSETS                                               (Unaudited)
                                                        --------------------------
CURRENTS ASSETS:
    Cash and cash equivalents                            $  18,682    $  11,434
    Accounts receivable, net                                24,962       29,895
    Note receivable - related party                          4,542        4,499
    Materials and supplies                                   5,187        5,039
    Prepaid expenses and other                               3,601        3,145
    Deferred income tax assets, net                          2,451        2,523
                                                        --------------------------
   Total current assets                                     59,425       56,535
                                                        --------------------------

PROPERTY AND EQUIPMENT, net                                126,935      124,985
                                                        --------------------------
SERVICE ASSURANCE AGREEMENT, net                            13,375       13,563
                                                        --------------------------
OTHER ASSETS, net                                           15,329       15,449
                                                        --------------------------

   Total assets                                          $ 215,064    $ 210,532
                                                        ==========================

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                    $     830    $   1,157
    Accounts payable                                        31,363       30,025
    Accrued expenses                                         6,756        6,796
                                                        --------------------------
   Total current liabilities                                38,949       37,978
                                                        --------------------------

LONG-TERM DEBT                                              73,210       72,987
                                                        --------------------------
OTHER LIABILITIES                                            3,385        3,237
                                                        --------------------------
DEFERRED INCOME TAX LIABILITIES, net                         9,365        8,470
                                                        --------------------------
DEFERRED ITEMS--grants from governmental agen               14,913       15,083
                                                        --------------------------
DEFERRED GAIN--sale/leaseback                                4,317        4,434
                                                        --------------------------

STOCKHOLDERS' EQUITY:
    Class A common stock, $0.01 par value, one vote
       per share; 12,000,000 shares authorized;
       4,447,854 and 4,404,262 issued and outstanding
       on March 31, 1998 and December 31, 1997,
       respectively.                                            44           44
    Class B common stock, $0.01 par value, 10 votes
       per share; 1,500,000 shares authorized; 845,539
       and 846,556 issued and outstanding on
       March 31, 1998 and December 31, 1997,
       respectively.                                             8            8
    Additional paid-in capital                              46,692       46,205
    Warrants outstanding                                      --            471
    Retained earnings                                       25,338       23,056
    Foreign currency translation adjustment                 (1,157)      (1,441)
                                                        --------------------------
   Total stockholders' equity                               70,925       68,343
                                                        --------------------------
   Total liabilities and stockholders' equity            $ 215,064    $ 210,532
                                                        ==========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     1998          1997
                                                                  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $2,282        $2,134
   Adjustments to reconcile net income to net cash provided
      by operating activities-
      Depreciation and amortization                                  2,303         1,519
      Deferred income taxes                                            969           620
      Gain on disposition of property and equipment                   ----            (7)
      Changes in assets and liabilities, net of balances
        assumed through acquisitions-
         Receivables                                                 3,833        (1,594)
         Materials and supplies                                       (124)           (4)
         Prepaid expenses and other                                    (56)         (258)
         Accounts payable and accrued expenses                       1,130         1,152
         Other assets and liabilities, net                             (11)         (422)
                                                                  ------------------------
                Net cash provided by operating activities           10,326         3,140
                                                                  ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (3,986)       (1,469)
   Proceeds from disposition of property                             1,261           259
                                                                  ------------------------
                Net cash used in investing activities               (2,725)       (1,210)
                                                                  ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term borrowings, including capital      (482)       (4,357)
   Proceeds from issuance of long-term debt                           ----         5,480
   Net proceeds on grants                                             ----           510
   Proceeds from issuance of common stock                               17            15
                                                                  ------------------------
          Net cash (used in) provided by financing activities
                                                                      (465)        1,648
                                                                  ------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           112          ----

INCREASE IN CASH AND CASH EQUIVALENTS                                7,248         3,578
CASH AND CASH EQUIVALENTS, beginning of period                      11,434        14,121
                                                                  ------------------------
CASH AND CASH EQUIVALENTS, end of period                           $18,682       $17,699
                                                                  ========================
CASH PAID DURING PERIOD FOR:
   Interest                                                         $1,721          $657
   Incomes taxes                                                        47         2,072
                                                                  ========================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
   Capital lease obligation                                           ----        $5,261
                                                                  ========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 1998 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K.

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.   CORPORATE DEVELOPMENTS:

  Australia - On August 28, 1997 the Company announced that its wholly owned subsidiary, Genesee & Wyoming Australia Pty Ltd ("GWIA"), had been awarded the contract to purchase certain railroad assets of SA Rail, a division of Australian National Railway, through the Commonwealth of Australia Office of Asset Sales. SA Rail provided intrastate freight services in the State of South Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locomotives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997 GWIA closed on the purchase and commenced operation of freight service under the name of Australia Southern Railroad Pty. Ltd.

3.   JOINT VENTURE:

  The Company has formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Inc., a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000.

  On July 29, 1997, GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180-mile railroad located in central Ontario. HCRY leases its ra il line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

  GRO commenced operations on November 11, 1997 of the Quebec Gatineau Railway Inc. ("QGRY"), a 354-mile railroad linking Quebec City, Montreal and Hull in Southeastern Quebec. QGRY purchased the majority of assets and also leased a smaller portion of assets for this railroad from the Canadian Pacific Railway Company.

  Based on GWI's ownership position of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net.

4.   LEASES:

  In March, 1997, a subsidiary of the Company entered into a master lease agreement with a leasing company. The lease provides for the inclusion of up to $13.0 million in railroad rolling stock. As of March 31, 1998, the Company's subsidiary had $11.8 million of equipment under this lease. Lease payments until September 30, 1998, are interest only at LIBOR plus 1.5%. After that date, the equipment currently under lease will require monthly payments of $116,461 until March, 2017. The Company's subsidiary has the right to purchase the equipment at any time during the lease for fair market value.

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

6.   RECENTLY ISSUED ACCOUNTING STANDARDS:

  The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. The objective of this standard is to report a measure of changes in equity of an enterprise that result from transactions other than with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three months ended March 31, 1998 and 1997:


                       Statement of Comprehensive Income
                          Three Months Ended March 31,
                                 (in thousands)

                                                           1998             1997
                                                          ------           ------
Net Income                                                $2,282           $2,134
Other comprehensive income, net of tax -
 Foreign currency translation adjustments                    284              -0-
                                                          ------           ------
Comprehensive income                                      $2,566           $2,134
                                                          ======           ======

  The Financial Accounting Standards Board recently issued Statement of Position ("SOP") 98-5, "Reporting of the Costs of Start-Up Activities", which provides guidance on the financial reporting of start-up costs and organization costs.
It requires costs of start-up activities and organization costs to be expensed as incurred. Application of this SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes the application of this SOP in the first quarter of 1999 will be immaterial to its financial statements.






            The remainder of this page is intentionally left blank.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's 1997 Form 10-K.

General

  The Company is a holding company whose subsidiaries own and operate short line and regional freight railroads in the United States and, beginning in November, 1997, Australia, and through its industrial switching subsidiary, provides railroad switching and related services to industries with extensive railroad facilities within their complexes. The Company's United States and Australia railroad subsidiaries generate revenues primarily from the movement of freight over track owned or operated by its railroads. These subsidiaries also generate non-freight revenues primarily by providing related rail services such as railcar leasing, railcar repair and storage to shippers along its lines and to the railroads that connect with its lines. The Company's industrial switching subsidiary generates non-freight revenues primarily by providing switching and other rail related services to industries with extensive railroad facilities within their complexes.

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

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. In addition, much of the Company's growth to date has resulted from various types of acquisitions. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Consolidated Operating Revenues

  Operating revenues were $37.7 million in the first three months of 1998 compared to $24.1 million in the first three months of 1997, an increase of $13.6 million or 56.6%. The increase was attributable to a $10.4 million increase in freight revenues and a $3.2 million increase in non-freight revenues.

  Freight revenues were $27.8 million in the first three months of 1998 compared to $17.4 million in the first three months of 1997, an increase of $10.4 million or 59.9%. This increase is a net result of $10.8 million of freight revenue from a new subsidiary with operations in Australia (see Note 2. to Consolidated Financial Statements) and a $380,000 decrease in domestic freight revenue.

  Non-freight revenues were $9.9 million in the first three months of 1998 compared to $6.7 million in the first three months of 1997, an increase of $3.2 million or 48.2%. This increase is the result of $1.5 million of non-freight revenue from a new subsidiary with operations in Australia (see Note 2. to Consolidated Financial Statements) and a $1.7 million increase in United States non-freight revenue.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

United States Operating Revenues

  Operating revenues were $21.5 million in the first three months of 1998 compared to $20.9 million in the first three months of 1997, an increase of $637,000 or 3.0%. The increase was attributable to a net change of a decrease in freight revenues of $380,000 and an increase in non-freight revenues of $1.0 million.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for the first three months of 1998 and 1997:

   United States Freight Revenues and Carloads Comparison by Commodity Group
                   Three Months Ended March 31, 1998 and 1997

                                                                                                  AVERAGE
                                                                                                  FREIGHT
                                                                                                  REVENUES
                               FREIGHT REVENUES                       CARLOADS                  PER CARLOAD
                       ----------------------------------  --------------------------------  ------------------
                                        (DOLLARS IN THOUSANDS EXCEPT REVENUES PER CARLOAD)
                                 % OF              % OF             % OF             % OF
COMMODITY GROUP         1998     TOTAL    1997     TOTAL    1998    TOTAL    1997    TOTAL    1998      1997
                       -------  -------  -------  -------  ------  -------  ------  -------  -------  --------
COAL, COKE & ORES      $ 5,151    30.3%  $ 6,666    38.3%  20,877    35.4%  25,759    45.3%  $   247   $   259
PULP & PAPER             2,346    13.8     1,767    10.2    6,109    10.4    4,612     8.1       384       383
PETROLEUM PRODUCTS       2,206    13.0     1,956    11.2    5,273     8.9    4,072     7.2       418       480
METALS                   1,510     8.9     1,196     6.9    5,947    10.1    5,037     8.9       254       237
CHEMICALS                1,316     7.7     1,523     8.8    2,448     4.2    2,835     5.0       538       537
LUMBER & FOREST
 PRODUCTS                1,315     7.7     1,463     8.4    4,342     7.4    4,334     7.6       303       338
FARM & FOOD PRODUCTS       943     5.5       945     5.4    3,756     6.4    3,420     6.0       251       276
MINERALS & STONE           878     5.2       617     3.5    3,185     5.4    2,214     3.9       276       279
AUTOS & AUTO PARTS         451     2.7       898     5.2      894     1.4    1,698     3.0       504       529
OTHER                      899     5.2       364     2.1    6,105    10.4    2,872     5.0       147       127
                       -------   -----   -------   -----   ------   -----   ------   -----   -------   -------
TOTAL                  $17,015   100.0%  $17,395   100.0%  58,936   100.0%  56,853   100.0%  $   289   $   306
                       =======   =====   =======   =====   ======   =====   ======   =====   =======   =======

  The decrease in United States freight revenues was largely attributable to the decline in freight revenues from the shipment of coal. Freight revenues from coal were $5.2 million in the first three months of 1998, compared to

$6.7 million in the first three months of 1997, a decrease of $1.5 million or 22.7% due to reduced shipments of coal resulting from scheduled maintenance at a key customer's facilities. The decrease in freight revenues from coal was partially offset by increases in freight revenues from Pulp & Paper of $579,000 or 32.8%, Metals of $314,000 or 26.3% and Petroleum Products of $250,000 or 12.8%. Freight revenues from all remaining commodities reflected a net decrease of $8,000.

  Total United States carloads were 58,936 in the first three months of 1998 compared to 56,853 in the first three months of 1997, an increase of 2,083 or 3.7%. However, the overall average revenue per carload declined to $289 in the first three months of 1998, compared to $306 per carload in the first three months of 1997, a decrease of 5.6% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $4.5 million in the first three months of 1998 compared to $3.5 million in the first three months of 1997, an increase of $1.0 million or 28.9%. Revenues from railroad switching activities were $356,000 in the first three months of 1998 compared to $693,000 in the first three months of 1997, a decrease of $337,000 or 48.6% primarily attributable to the cessation of operations of the Company's switching subsidiary in Dayton, Texas. Revenues from car hire and car rentals were $2.2 million in the first three months of 1998 compared to $1.1 million in the first three months of 1997, an increase of $1.1 million or 98.0%. The increase in United States car hire and car rentals of $1.1 million was primarily attributable to the expansion of GWI's fleet available for lease. Other non-freight railroad revenue, primarily from railcar repair, storage and demurrage, was $2.0 million in the first three months of 1998 compared to $1.7 million in the first three months of 1997, an increase of $266,000 or 15.4%.

Australia Operating Revenues (US Dollars)

  Operating revenues were $12.3 million in the first three months of 1998 and consisted of $10.8 million in freight revenues and a $1.5 million in non-freight revenues.

 The following table outlines Australian freight revenues for the first three months of 1998:

                    Australian Freight Revenue by Commodity
                       Three Months Ended March 31, 1998
                                 (in thousands)

Commodity Group                                            Revenue
---------------                                            --------
Hook and Pull (Haulage)                                    $  3,940
Grain                                                          2874
Coal                                                           2064
Gypsum                                                          757
Marble                                                          508
Lime                                                            356
Other                                                           302
                                                           --------
Total                                                      $ 10,801
                                                           ========

  Australia non-freight revenues were $1.5 million in the first three months of 1998 and consisted of $1.1 million in revenues from car hire and car rentals and $422,000 in other non-freight revenue.

Industrial Switching Revenues

  Revenues from industrial switching activities were $3.9 million in the first three months of 1997 compared to $3.2 million in the first three months of 1997, an increase of $745,000 or 23.5%. The increase was primarily attributable to a broadening of the customer base of Rail Link, Inc.

 Consolidated Operating Expenses

  Operating expenses were $32.8 million in the first three months of 1998 compared to $20.1 million in the first three months of 1997, an increase of $12.7 million or 63.4%. Expenses attributable to operations in Australia represented $10.6 million or 83.3% of the change, with increases in domestic operating expenses making up the remaining $2.1 million or 16.7% of the change.

  The Company's operating ratio increased to 86.8% in the first three months of 1998 from 83.3% in the first three months of 1997. The increase is primarily attributable to the higher levels of purchased services and the price of diesel fuel inherent in the Australia operation, and to a change in the traffic mix, principally related to the level of coal movements in the United States.

 The following table sets forth a comparison of the Company's operating expenses for the first quarters of 1998 and 1997:

                          Operating Expense Comparison
                   Three Months Ended March 31, 1998 and 1997
                             (dollars in thousands)

                                            1998                        1997
                                ---------------------------   ---------------------------

                                                   % of                         % of
                                                Operating                    Operating
                                   Amount        Revenues        Amount       Revenues
                                ------------   ------------   ------------   ------------
Labor and benefits                $11,185          29.6%       $ 8,944          37.1%
Equipment rents                     3,280           8.7          2,435          10.1
Purchased services                  5,174          13.7          1,017           4.2
Depreciation and
 amortization                       2,303           6.1          1,519           6.4
Diesel fuel                         3,534           9.4          1,343           5.6
Casualties and insurance            1,303           3.5          1,530           6.4
Materials                           1,447           3.8            969           4.0
Other                               4,540          12.0          2,300           9.5
                                  -------          ----        -------          ----
Total                             $32,766          86.8%       $20,057          83.3%
                                  =======          ====        =======          ====

  Labor and benefits expense was $11.2 million in the first three months of 1998 compared to $8.9 million in the first three months of 1997, an increase of $2.3 million or 25.1%, primarily due to the commencement of operations in Australia. However, labor costs decreased as a percentage of revenues to 29.6% in the first
three months of 1998 from 37.1% in the first three months of 1997.   The
decrease is largely attributable to the purchased services nature of the Australia operation in which contractors perform maintenance of track and maintenance of equipment services traditionally performed by labor thus resulting in a much lower labor-to-revenue ratio. By the same token, purchased services expense was $5.2 million in the first three months of 1998 compared to $1.0 million in the first three months of 1997, an increase of $4.2 million or 408.8%, due primarily to the commencement of operations in Australia.

  Diesel fuel expense was $3.5 million in the first three months of 1998 compared to $1.3 million in the first three months of 1997, an increase of $2.2 million or 163.1%, which is the net result of $2.5 million in diesel fuel attributable to the commencement of operations in Australia and a decrease of $273,000 in diesel fuel consumed by United States operations. The price of diesel fuel is more expensive in Australia then in the United States on a per unit basis. Other expense was $4.5 million in the first three months of 1998 compared to $2.3 million in the first three months of 1997, an increase of $2.2 million or 97.4%, of which $1.3 million is due to the commencement of operations in Australia and $973,000 is due to increases in United States operations primarily attributable to general and administrative and trackage rights expense increases.

Interest Expense and Income Taxes

  Interest expense in the first three months of 1998 was $1.6 million compared to $574,000 million in the first three months of 1997, an increase of $989,000 or 172.1%. The increase reflects the growth of overall debt outstanding during the 1998 period compared to the 1997 period due to the financing of the acquisition of assets in Australia; the investment in Genesee Rail-One in Canada; and the acquisition of railroad rolling stock by several domestic subsidiaries. The Company's effective income tax rate was 40.0% in the first three months of 1998 compared to 40.6% in the first three months of 1997.

Net Income

  The Company's net income in the first three months of 1998 was $2.3 million compared to $2.1 million in the first three months of 1997, an increase of $148,000 or 6.9%.

Liquidity and Capital Resources

  During the three months ended March 31, 1998 the Company generated cash from operations of $10.3 million, invested $4.0 million in capital assets and received $1.3 million in proceeds from the disposition of property.

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

  The Company has budgeted approximately $12.0 million in capital expenditures in 1998, primarily for track rehabilitation, of which $1.5 million is expected to be used to complete an obligation to replace rail under the terms of a lease of one of the Company's railroads in the United States, and $2.5 million is expected to be used in Australia. Approximately $4.0 million of the budgeted capital expenditures of $12.0 million was completed as of March 31, 1998.

  At March 31, 1998 the Company had long-term debt (including current portion) totaling $74.0 million, which comprised 51.1% of its total capitalization. This compares to long-term debt, including current portion, of $74.1 million at December 31, 1997, comprising 52.0% of total capitalization.

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

Forward-Looking Statements

  This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are no guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.



            The remainder of this page is intentionally left blank.

PART  II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS - NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       EXHIBITS - SEE INDEX TO EXHIBITS

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


                                    GENESEE & WYOMING INC.

Date:  May 15, 1998                 By: /s/ Mortimer B. Fuller, III
                                        ---------------------------
                                    Name:  Mortimer B. Fuller, III
                                    Title: Chairman of the Board and
                                           CEO

Date:  May 15, 1998                 By: /s/ Alan R. Harris
                                        ---------------------------
                                    Name:  Alan R. Harris
                                    Title: Senior Vice President and
                                           Chief Accounting Officer



            The remainder of this page is intentionally left blank.