Form 10-Q
period 1998-06-30
GENESEE & WYOMING INC
filed 1998-08-14
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        for the quarter ended June 30, 1998  Commission File No. 0-20847



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                      06-0984624
------------------------                      ------------------
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                  Identification No.)

71 Lewis Street, Greenwich, Connecticut        06830
----------------------------------------       ----------
(Address of principal executive offices)       (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on August 7, 1998:

Class                                          Number of Shares Outstanding
-----                                          ----------------------------
Class A Common Stock                               4,449,084

Class B Common Stock                                 845,539


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [_] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                           Page
                                                                       -------
          Consolidated Statements of Income - For the
            Three and Six Month Periods Ended June 30,
            1998 and 1997.........................................        3

          Consolidated Balance Sheets  June 30, 1998
            and December 31, 1997.................................        4

          Consolidated Statements of Cash Flows - For the
            Six Month Periods Ended June 30, 1998 and 1997                5

          Notes to Consolidated Financial Statements..............        6 - 8

          Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                9 - 18

          Item 3. Quantitative and Qualitative Disclosures About
            Market Risk...........................................       18

Part II - Other Information.......................................       19

Index to Exhibits.................................................       20 - 21

Signatures........................................................       22

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                 (Unaudited)

                                                  Three Months           Six Months
                                                 Ended June 30,        Ended June 30,
                                                1998        1997        1998        1997
                                             ----------------------------------------------
OPERATING REVENUES                            $ 37,065    $ 23,479    $ 74,806    $ 47,571
                                             ----------------------------------------------
OPERATING EXPENSES:
  Transportation                                11,958       6,752      23,772      13,984
  Maintenance of way and structures              4,478       2,462       8,683       5,019
  Maintenance of equipment                       7,113       3,888      14,872       7,894
  General and administrative                     6,351       4,504      13,036       9,247
  Depreciation and amortization                  2,493       1,702       4,797       3,221
                                             ----------------------------------------------

Total operating expenses                        32,393      19,308      65,160      39,365

INCOME FROM OPERATIONS                           4,672       4,171       9,646       8,206

Interest expense                                (1,642)       (647)     (3,204)     (1,221)
Other income                                       175         100         569         231
                                             ----------------------------------------------

Income before provision for income taxes         3,205       3,624       7,011       7,216

Provision for income tax                         1,359       1,467       2,883       2,925
                                             ----------------------------------------------

NET  INCOME                                   $  1,846    $  2,157    $  4,128    $  4,291
                                             ==============================================

Earnings per common share - basic             $   0.35    $   0.41    $   0.78    $   0.82
                                             ==============================================

Weighted average number of shares of
  common stock - basic                           5,294       5,247       5,294       5,246
                                             ==============================================

Earnings per common share - diluted           $   0.34    $   0.40    $   0.76    $   0.79
                                             ==============================================

Weighted  average number of shares of
  common stock - diluted                         5,400       5,440       5,398       5,455
                                             ==============================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          June 30,       December 31,
                                                                            1998             1997
                                                                         (Unaudited)
                                                                        ------------------------------
ASSETS
CURRENTS ASSETS:
  Cash and cash equivalents                                              $ 25,104         $ 11,434
  Accounts receivable, net                                                 24,762           29,895
  Note receivable - related party                                           4,542            4,499
  Materials and supplies                                                    3,379            5,039
  Prepaid expenses and other                                                3,244            3,145
  Deferred income tax assets, net                                           2,560            2,523
                                                                        ------------------------------

Total current assets                                                       63,591           56,535
                                                                        ------------------------------

PROPERTY AND EQUIPMENT, net                                               128,841          124,985
                                                                        ------------------------------
SERVICE ASSURANCE AGREEMENT, net                                           13,188           13,563
                                                                        ------------------------------
OTHER ASSETS, net                                                          14,818           15,449
                                                                        ------------------------------

Total assets                                                              $220,438        $210,532
                                                                        ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                       $   512        $   1,157
  Accounts payable                                                         30,525           30,025
  Accrued expenses                                                          7,660            6,796
                                                                        ------------------------------

Total current liabilities                                                  38,697           37,978
                                                                        ------------------------------

LONG-TERM DEBT                                                             77,424           72,987
                                                                        ------------------------------
OTHER LIABILITIES                                                           3,166            3,237
                                                                        ------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                       10,104            8,470
                                                                        ------------------------------
DEFERRED ITEMS--grants from governmental agencies                          14,896           15,083
                                                                        ------------------------------
DEFERRED GAIN--sale/leaseback                                               4,200            4,434
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,448,947 and 4,404,262 issued and
  outstanding on June 30, 1998 and December 31, 1997, respectively.            45               44
 Class B common stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,539 and 846,556 issued and                   8                8
  outstanding on March 31, 1998 and December 31, 1997, respectively.
  Additional paid-in capital                                               46,710           46,205
  Warrants outstanding                                                        ---              471
  Retained earnings                                                        27,169           23,056
  Foreign currency translation adjustment                                  (1,981)          (1,441)
                                                                        ------------------------------

Total stockholders' equity                                                 71,951           68,343
                                                                        ------------------------------

Total liabilities and stockholders' equity                               $220,438         $210,532
                                                                        ==============================


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                                 June 30,
                                                                           1998            1997
                                                                        -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  4,128       $  4,291
  Adjustments to reconcile net income to net
    cash provided by operating activities-
    Depreciation and amortization                                           4,797          3,221
    Deferred income taxes                                                   1,919          1,330
    Gain on disposition of property and equipment                                            (12)
    Changes in assets and liabilities, net of balances
     assumed through acquisitions-
      Receivables                                                           3,581          1,211
      Materials and supplies                                                1,199             11
      Prepaid expenses and other                                             (148)           245
      Accounts payable and accrued expenses                                 1,017         (7,734)
      Other assets and liabilities, net                                       322           (215)
                                                                        -------------------------

  Net cash provided by operating activities                                16,815          2,348
                                                                        -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (9,513)        (3,858)
  Proceeds from disposition of property                                     1,445            266
                                                                        -------------------------

  Net cash used in investing activities                                    (8,068)        (3,592)
                                                                        -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowings,                                (905)        (7,565)
   including capital leases
  Proceeds from issuance of long-term debt                                  5,800          5,880
  Net proceeds on grants                                                      167          1,173
  Proceeds from issuance of common stock                                       36             27
                                                                        -------------------------

  Net cash provided by (used in) financing activities                       5,098           (485)
                                                                        -------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                            (175)           ---
                                                                        -------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           13,670         (1,729)
CASH AND CASH EQUIVALENTS, beginning of period                             11,434         14,121
                                                                        -------------------------

CASH AND CASH EQUIVALENTS, end of period                                 $ 25,104       $ 12,392
                                                                        =========================

CASH PAID DURING PERIOD FOR:
  Interest                                                               $  3,329       $  1,124
  Incomes taxes                                                             1,301          3,712
                                                                        =========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 1998 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K.

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

4.  LEASES:

  In March 1997, a subsidiary of the Company entered into a master lease agreement with a leasing company. The lease provides for the inclusion of up to $13.0 million in railroad rolling stock. As of June 30, 1998, the Company's subsidiary had $11.8 million of equipment under this lease. Lease payments until September 30, 1998, are interest only at LIBOR plus 1.5%. After that date, the equipment currently under lease will require monthly payments of $116,461 until March 2017. The Company's subsidiary has the right to purchase the equipment at any time during the lease for fair market value.

  In June 1998, a subsidiary of the Company entered into a sale leaseback agreement with a bank for railroad rolling stock valued at $5.7 million. The agreement will be accounted for as an operating lease and will require monthly payments of $45,662 through July 2008.

5.  CONTINGENCIES:

  On July 23, 1998, the Surface Transportation Board ("STB") issued its written order approving the petition of CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). Railroads in the Company's New York and Pennsylvania region interchange with, or participate in overhead traffic with, one or both of these railroads. Overhead traffic is defined as traffic that neither originates nor terminates on the Company's northeastern rail network. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transactions. The Company agrees with this estimate and is implementing operational changes to minimize this impact. On October 21, 1997 the Company and several of its subsidiaries entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operations restructuring process. The STB's written order contains one or more conditions which may further minimize this impact. The division of Conrail's assets is expected to occur in the first or second quarters of 1999. While the Company believes that agreements reached with CSX and NS in regard to the Conrail breakup will ultimately benefit the Company, the transition will be uncertain until new operating patterns are established.
Based on its initial studies the Company believes that no impairment of its assets will occur.

  On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a 1987 agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions pertain to limitations on rates received by IMRR and by the unrelated predecessor on freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages in excess of $100,000. ComEd is IMRR's largest customer and in 1997 accounted for 15% of the consolidated revenues of the Company and its subsidiaries. The Company believes the suit is without merit. IMRR intends to vigorously defend against the suit.

6.  COMPREHENSIVE INCOME:

  The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. The objective of this standard is to report a measure of changes in equity of an enterprise that result from transactions other than with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three months and six months ended June 30, 1998 and 1997:

                       Statement of Comprehensive Income
                   Three and Six Month Periods Ended June 30,
                                 (in thousands)

Three Months Ended                                            Six Months Ended     June 30,          June 30,
                                                                    1998             1997              1998            1997
                                                              ----------------  ---------------  ----------------  ------------
Net income                                                             $1,846            $2,157           $4,128         $4,291
Other comprehensive loss, net of tax  Foreign currency
 translation adjustments                                                 (824)             -0-              (540)          -0-
                                                                       ------            ------           ------         ------
Comprehensive income                                                   $1,022            $2,157           $3,588         $4,291

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

  The Company participates in a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. The Company's initial capital investment in GRO was approximately $4,913,000. Based on GWI's ownership position of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. GRO's results for the three and six month periods ended June 30, 1998 are not significant.

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

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shutdowns, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. In addition, much of the Company's growth to date has resulted from various types of acquisitions. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

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

Results of Operations

  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Consolidated Operating Revenues

  Operating revenues were $37.1 million in the quarter ended June 30, 1998 compared to $23.5 million in the quarter ended June 30, 1997, an increase of $13.6 million or 57.9%. The increase was attributable to $12.1 million in revenues from the Australia operation, a $198,000 increase in United States railroad revenues and a $1.2 million increase in industrial switching revenues.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

United States Operating Revenues

  Operating revenues were $20.5 million in the quarter ended June 30, 1998 compared to $20.3 million in the quarter ended June 30, 1997, an increase of $198,000 or 1.0%. The increase was attributable to a $308,000 increase in non-freight revenues, which offset a $110,000 decrease in freight revenues.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 1998 and 1997:

   United States Freight Revenues and Carloads Comparison by Commodity Group
                   Three Months Ended June 30, 1998 and 1997

Average
     Freight
     Revenues
     Per
               Freight Revenues    Carloads  Carload
---------------------------------  --------  -------

Commodity Group                % of Total            % of Total           % of Total           % of Total
                        1998      Total       1997       Total     1998      Total      1997      Total      1998    1997
                      -------     ------    -------     ------    ------     ------    ------     ------    -----    -----
Coal, Coke & Ores     $ 4,894      29.8%    $ 4,748      28.7%    18,412      34.1%    19,341      35.8%    $ 266    $ 245
Pulp & Paper            2,072      12.6%      2,032      12.3%     5,258       9.7%     5,374       9.9%      394      378
Chemicals & Plastics    1,761      10.7%      1,534       9.3%     3,454       6.4%     2,891       5.4%      510      530
Lumber & Forest
 Products               1,657      10.1%      1,532       9.3%     5,675      10.5%     4,500       8.4%      292      340
Petroleum Products      1,550       9.4%      2,135      12.9%     3,446       6.4%     4,243       7.9%      450      503
Metals                  1,398       8.5%      1,241       7.5%     4,804       8.9%     5,312       9.8%      291      234
Farm & Food Products    1,056       6.4%        962       5.8%     3,475       6.4%     3,097       5.7%      304      311
Minerals & Stone          847       5.2%        820       5.0%     2,904       5.4%     3,103       5.7%      292      264
Autos & Auto Parts
                          616       3.8%        967       5.9%     1,215       2.3%     1,799       3.3%      507      538
Other                     564       3.5%        554       3.3%     5,324       9.9%     4,398       8.1%      106      126
                      -------     ------    -------     ------    ------     ------    ------     ------    -----    -----
Total                 $16,415     100.0%    $16,525     100.0%    53,967     100.0%    54,058     100.0%    $ 304    $ 306


  The decrease of $110,000 in United States freight revenues was primarily attributable to the decline in freight revenues from the shipment of Petroleum Products and Autos and Auto Parts. Freight revenues from Petroleum Products were $1.6 million in the quarter ended June 30, 1998, compared to $2.1 million in the quarter ended June 30, 1997, a decrease of $585,000 or 27.4% due to reduced shipments resulting from scheduled maintenance at a key customer's facilities.

Freight revenues from Autos and Auto Parts were $616,000 in the quarter ended June 30, 1998, compared to $967,000 in the quarter ended June 30, 1997, a decrease of $351,000 or 36.3% due to reduced shipments resulting from loss of a freight contract and labor issues in the auto industry. The decrease in freight revenues from Petroleum Products and Autos was partially offset by increases in freight revenues from Coal of $146,000 or 3.1%, Metals of $157,000 or 12.7% and Chemical and Plastics of $227,000 or 14.8%. Freight revenues from all remaining commodities reflected a net increase of $296,000.

  Total United States carloads were 53,967 in the quarter ended June 30, 1998 compared to 54,058 in the quarter ended June 30, 1997, a decrease of 91 or 0.2%. Also, the overall average revenue per carload declined to $304 in the quarter ended June 30, 1998, compared to $306 per carload in the quarter ended June 30, 1997, a decrease of 0.7% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $4.1 million in the quarter ended June 30, 1998 compared to $3.7 million in the quarter ended June 30, 1997, an increase of $308,000 or 8.2%.

Australia Operating Revenues (US Dollars)

  Operating revenues were $12.1 million in the quarter ended June 30, 1998 and consisted of $10.8 million in freight revenues and a $1.3 million in non-freight revenues.

  The following table outlines Australian freight revenues for the quarter ended June 30, 1998:


                    Australian Freight Revenue by Commodity
                        Three Months Ended June 30, 1998
                                 (in thousands)

        Commodity Group                                          Revenue
        Hook and Pull (Haulage)                                  $ 3,937
        Grain                                                      3,598
        Coal                                                       1,792
        Gypsum                                                       784
        Marble                                                       502
        Lime                                                         168
        Other                                                         55
                                                                 -------

        Total                                                    $10,836

  Australia non-freight revenues were $1.3 million in the quarter ended June 30, 1998 and consisted of $880,000 in revenues from car hire and car rentals and $429,000 in other non-freight revenue.

Industrial Switching Revenues

  Revenues from industrial switching activities were $4.4 million in the quarter ended June 30, 1997 compared to $3.2 million in the quarter ended June 30, 1997, an increase of $1.2 million or 38.7%. The increase was primarily attributable to a broadening of the customer base of Rail Link, Inc.

Consolidated Operating Expenses

  Operating expenses were $32.4 million in the quarter ended June 30, 1998 compared to $19.3 million in the quarter ended June 30, 1997, an increase of $13.1 million or 67.8%. Expenses attributable to operations in Australia represented $10.0 million or 76.4% of the change, with increases in United States operating expenses making up the remaining $3.1 million or 23.6% of the change.

  The Company's operating ratio increased to 87.4% in the quarter ended June 30, 1998 from 82.2% in the quarter ended June 30, 1997. The increase is primarily attributable to increases in labor and benefits and other expenses in the United States railroad and industrial switching operations.

  The following table sets forth a comparison of the Company's operating expenses for the second quarters of 1998 and 1997:

                          Operating Expense Comparison
                   Three Months Ended June 30, 1998 and 1997
                             (dollars in thousands)

                                               1998                                  1997
                                   -------------------------------    ---------------------------------
                                                   % of Operating                        % of Operating
                                      Amount          Revenues             Amount           Revenues
Labor and benefits                   $11,336            30.6%              $ 8,790             37.4%
Equipment rents                        2,659             7.2%                2,117              9.0%
Purchased services                     5,011            13.5%                  982              4.2%
Depreciation and
 amortization                          2,493             6.7%                1,702              7.2%

Diesel fuel                            3,184             8.6%                1,164              5.0%
Casualties and insurance
                                       1,395             3.8%                1,102              4.7%
Materials                              1,643             4.4%                1,144              4.9%
Other                                  4,672            12.6%                2,307              9.8%
                                     -------            ----               -------             ----

Total                                $32,393            87.4%              $19,308             82.2%


  Labor and benefits expense was $11.3 million in the quarter ended June 30, 1998 compared to $8.8 million in the quarter ended June 30, 1997, an increase of $2.5 million or 29.0%, of which $1.2 million or 48.0% is due to the commencement of operations in Australia and $1.3 million or 52.0% is due to increases in United States railroad and switching operations. However, labor costs decreased as a percentage of revenues to 30.6% in the quarter ended June 30, 1998 from 37.4% in the quarter ended June 30, 1997. The decrease is largely attributable to the purchased services nature of the Australia operation in which contractors perform maintenance of track and maintenance of equipment services traditionally performed by labor thus resulting in a much lower labor-to-revenue ratio. Similarly, purchased services expense was $5.0 million in the quarter ended June 30, 1998 compared to $1.0 million in the quarter ended June 30, 1997, an increase of $4.0 million or 410.3%, due primarily to the commencement of operations in Australia.

  Diesel fuel expense was $3.2 million in the quarter ended June 30, 1998 compared to $1.2 million in the quarter ended June 30, 1997, an increase of $2.0 million or 173.5%. The increase was due to $2.3 million in diesel fuel expense in connection with the commencement of operations in Australia, which was partially offset by a decrease of $285,000 in diesel fuel expense in connection with United States operations. The price of diesel fuel is more expensive in Australia then in the United States on a per unit basis. Other expense was $4.7 million in the quarter ended June 30, 1998 compared to $2.3 million in the quarter ended June 30, 1997, an increase of $2.4 million or 102.5%, of which $1.2 million is due to the commencement of operations in Australia, and $1.2 million is due to increases in United States operations primarily attributable to general and administrative expense increases related to acquisition endeavors and legal costs, and increases in trackage rights expense.

Interest Expense and Income Taxes

  Interest expense in the quarter ended June 30, 1998 was $1.6 million compared to $647,000 in the quarter ended June 30, 1997, an increase of $1.0 million or 153.8%. The increase reflects the growth of overall debt outstanding during the 1998 period compared to the 1997 period due to the financing of the acquisition of assets in Australia; the investment in Genesee Rail-One in Canada; and the acquisition of railroad rolling stock by several domestic subsidiaries. The Company's effective income tax rate was 42.4% in the quarter ended June 30, 1998 compared to 40.5% in the quarter ended June 30, 1997.

Net Income

  The Company's net income in the quarter ended June 30, 1998 was $1.8 million compared to $2.2 million in the quarter ended June 30, 1997, a decrease of $311,000 or 14.4%.

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Consolidated Operating Revenues

  Operating revenues were $74.8 million in the first six months of 1998 compared to $47.6 million in the first six months of 1997, an increase of $27.2 million or 57.3%. The increase was attributable to $24.4 million in revenue from the Australia operation, a $836,000 increase in United States railroad revenue and a $2.0 million increase in industrial switching revenues.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

United States Operating Revenues

  Operating revenues were $42.0 million in the first six months of 1998 compared to $41.2 million in the first six months of 1997, an increase of $836,000 or 2.0%. The increase was attributable to a $1.3 million increase in non-freight revenues, which was partially offset by a $490,000 decrease in freight revenues.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 1998 and 1997:


   United States Freight Revenues and Carloads Comparison by Commodity Group
                    Six Months Ended June 30, 1998 and 1997

                                                                                                       Average
                                                                                                       Freight
                                                                                                       Revenues
                                                                                                       Per
                            Freight Revenues                         Carloads                          Carload
                            ----------------                         --------                          ---------
Commodity                   % of                 % of                % of                 % of
 Group           1998      Total      1997      Total      1998     Total      1997      Total     1998     1997
------           ----      -----      ----      -----      ----     -----      ----      -----     ----     ----
Coal, Coke &
 Ores           $10,045     30.0%   $11,413     33.6%     39,289     34.8%    45,100     40.7%    $ 256    $ 253
Pulp & Paper      4,418     13.2%     3,799     11.2%     11,367     10.1%     9,986      9.0%      389      380
Petroleum
 Products         3,756     11.2%     4,091     12.1%      8,719      7.7%     8,315      7.5%      431      492
Chemicals and
 Plastics         3,077      9.2%     3,057      9.0%      5,902      5.2%     5,726      5.2%      521      534
Lumber and
 Forest
 Products         2,972      8.9%     2,996      8.8%     10,017      8.9%     8,834      8.0%      297      339
Metals            2,908      8.7%     2,437      7.2%     10,751      9.5%    10,349      9.3%      270      236
Farm & Food
 Products         1,999      6.0%     1,907      5.6%      7,231      6.4%     6,517      5.9%      276      293
Minerals &
 Stone            1,725      5.2%     1,437      4.2%      6,089      5.4%     5,317      4.8%      283      270
Autos & Auto
 Parts            1,067      3.2%     1,865      5.5%      2,109      1.9%     3,497      3.2%      506      533
Other             1,463      4.4%       918      2.8%     11,429     10.1%     7,270      6.4%      128      126
-----           -------    ------   -------    ------    -------    ------   -------    ------    -----    -----
Total           $33,430    100.0%   $33,920    100.0%    112,903    100.0%   110,911    100.0%    $ 296    $ 306


  The decrease in United States freight revenues was largely attributable to the decline in freight revenues from shipments of Coal, Autos and Petroleum Products. Freight revenues from Coal were $10.0 million in the six months ended June 30, 1998, compared to $11.4 million in the six months ended June 30, 1997, a decrease of $1.4 million or 12.0% due to reduced shipments of coal resulting from scheduled maintenance at a key customer's facilities. Freight revenues from Autos and Auto Parts were $1.1 million in the six months ended June 30, 1998, compared to $1.9 million in the six months ended June 30, 1997, a decrease of $798,000 or 42.8% due to reduced shipments resulting from loss of a freight contract and labor issues in the auto industry. Freight revenues from Petroleum Products were $3.8 million in the six months ended June 30, 1998, compared to $4.1 million in the six months ended June 30, 1997, a decrease of $335,000 or 8.2% due to reduced shipments of Petroleum Products resulting from scheduled maintenance at a key customer's facilities. The decrease in freight revenues from Coal, Auto and Petroleum Products was partially offset by increases in freight revenues from Pulp & Paper of $619,000 or 16.3%, Metals of $471,000 or 19.3% and Minerals and Stone of $288,000 or 20.0%. Freight revenues from all remaining commodities reflected a net increase of $633,000.

  Total United States carloads were 112,903 in the six months ended June 30, 1998 compared to 110,911 in the six months ended June 30, 1997, an increase of 1,992 or 1.8%. However, the overall average revenue per carload declined to $296 in the six months ended June 30, 1998, compared to $306 per carload in the six months ended June 30, 1997, a decrease of 3.3% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $8.6 million in the six months ended June 30, 1998 compared to $7.3 million in the six months ended June 30, 1997, an increase of $1.3 million or 18.2%.

Australia Operating Revenues (US Dollars)

  Operating revenues were $24.4 million in the six months ended June 30, 1998 and consisted of $21.6 million in freight revenues and a $2.8 million in non-freight revenues.

  The following table outlines Australian freight revenues for the six months ended June 30, 1998:

                    Australian Freight Revenue by Commodity
                         Six Months Ended June 30, 1998
                                 (in thousands)

      Commodity Group                                            Revenue
      Hook and Pull (Haulage)                                    $ 7,877
      Grain                                                        6,472
      Coal                                                         3,856
      Gypsum                                                       1,541
      Marble                                                       1,010
      Lime                                                           524
      Other                                                          358
                                                                 -------

      Total                                                      $21,638

  Australia non-freight revenues were $2.8 million in the six months ended June 30, 1998 and consisted of $1.9 million in revenues from car hire and car rentals and $852,000 in other non-freight revenue.

Industrial Switching Revenues

  Revenues from industrial switching activities were $8.4 million in the six months ended June 30, 1997 compared to $6.4 million in the six months ended June 30, 1997, an increase of $2.0 million or 31.2%. The increase was primarily attributable to a broadening of the customer base of Rail Link, Inc.

Consolidated Operating Expenses

  Operating expenses were $65.2 million in the six months ended June 30, 1998 compared to $39.4 million in the six months ended June 30, 1997, an increase of $25.8 million or 65.5%. Expenses attributable to operations in Australia represented $20.6 million or 79.9% of the change, with increases in domestic operating expenses accounting for the remaining $5.2 million or 20.1% of the change.

  The Company's operating ratio increased to 87.1% in the six months ended June 30, 1998 from 82.7% in six months ended June 30, 1997. The increase is primarily attributable to the higher levels of purchased services and the price of diesel fuel inherent in the Australia operation, changes in the traffic mix, principally related to the level of coal movements in the United States, and to increases in labor and benefits and other expenses in the United States railroad and industrial switching operations.

  The following table sets forth a comparison of the Company's operating expenses for the six months ended June 30, 1998 and 1997:

                          Operating Expense Comparison
                    Six Months Ended June 30, 1998 and 1997
                             (dollars in thousands)

                                                     1998                           1997
                                            ------------------------        -----------------------
                                                              % of                           % of
                                                           Operating                      Operating
                                             Amount         Revenues        Amount         Revenues
Labor and benefits                          $22,521           30.1%         $17,734          37.3%
Equipment rents                               5,939            7.9%           4,552           9.6%
Purchased services                           10,185           13.6%           1,998           4.2%
Depreciation and amortization                 4,798            6.4%           3,221           6.8%
Diesel fuel                                   6,718            9.0%           2,507           5.3%
Casualties and insurance                      2,698            3.6%           2,633           5.5%
Materials                                     3,090            4.1%           2,113           4.4%
Other                                         9,211           12.4%           4,607           9.6%
                                            -------           ----          -------          ----
Total                                       $65,160           87.1%         $39,365          82.7%


  Labor and benefits expense was $22.5 million in the six months ended June 30, 1998 compared to $17.7 million in the six months ended June 30, 1997, an increase of $4.8 million or 27.0%, of which $2.6 million or 54.6% was due to the commencement of operations in Australia and $2.2 million or 45.4% was due to
increases in United States railroad and switching operations.   However, labor
costs decreased as a percentage of revenues to 30.1% in the six months ended
June 30, 1998 from 37.3% in the six months ended June 30, 1997.   The decrease
is largely attributable to the
purchased services nature of the Australia operation in which contractors perform maintenance of track and maintenance of equipment services traditionally performed by labor thus resulting in a much lower labor-to-revenue ratio. Similarly, purchased services expense was $10.2 million in the six months ended June 30, 1998 compared to $2.0 million in the six months ended June 30, 1997, an increase of $8.2 million or 409.8%, due primarily to the commencement of operations in Australia.

  Diesel fuel expense was $6.7 million in the six months ended June 30, 1998 compared to $2.5 million in the six months ended June 30, 1997, an increase of $4.2 million or 168.0%. This increase was due to $4.8 million in diesel fuel expense in connection with the commencement of operations in Australia, which was partially offset by a decrease of $558,000 in diesel fuel expense in connection with United States operations. The price of diesel fuel is more expensive in Australia then in the United States on a per unit basis. Other expense was $9.2 million in the six months ended June 30, 1998 compared to $4.6 million in the six months ended June 30, 1997, an increase of $4.6 million or 99.9%, of which $2.4 million or 53.2% is due to the commencement of operations in Australia and $2.2 million or 46.8% is due to increases in United States operations primarily attributable to general and administrative increases related to acquisition endeavors and legal costs, and trackage rights expense increases.

Interest Expense and Income Taxes

  Interest expense in the six months ended June 30, 1998 was $3.2 million compared to $1.2 million in the six months ended June 30, 1997, an increase of $2.0 million or 162.4%. The increase reflects the growth of overall debt outstanding during the 1998 period compared to the 1997 period due to the financing of the acquisition of assets in Australia; the investment in Genesee Rail-One in Canada; and the acquisition of railroad rolling stock by several domestic subsidiaries. The Company's effective income tax rate was 41.1% in the six months ended June 30, 1998 compared to 40.6% in the six months ended June 30, 1997.

Net Income

  The Company's net income in the six months ended June 30, 1998 was $4.1 million compared to $4.3 million in the six months ended June 30, 1997, a decrease of $163,000 or 3.8%.

Liquidity and Capital Resources

  On August 12, 1998, the Company announced that it would repurchase up to one million shares of its Class A Common Stock in accordance with Exchange Act Rule 10b-18. Purchases will be made from time to time in the open market and will continue until all of such shares are repurchased or until the Company determines to terminate the repurchase program. Repurchased shares will be held in the Company treasury and may be used for customary corporate purposes.

  During the six months ended June 30, 1998 the Company generated cash from operations of $16.8 million, invested $9.5 million in capital assets, had a net increase in debt of $4.9 million and received $1.4 million in proceeds from the disposition of property.

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

  The Company has budgeted approximately $12.0 million in capital expenditures in 1998, primarily for track rehabilitation, of which $1.5 million is expected to be used to complete an obligation to replace rail under the terms of a lease of one of the Company's railroads in the United States, and $2.5 million is expected to be used in Australia. Approximately $9.5 million of the budgeted capital expenditures of $12.0 million were completed as of June 30, 1998.

  At June 30, 1998 the Company had long-term debt (including current portion) totaling $77.9 million, which comprised 52.0% of its total capitalization. This compares to long-term debt, including current portion, of $22.4 million at June 30, 1997, comprising 25.3% of total capitalization.

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

PART  II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a 1987 agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions pertain to limitations on rates received by IMRR and by the unrelated predecessor on freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages in excess of $100,000. ComEd is IMRR's largest customer and in 1997 accounted for 15% of the consolidated revenues of the Company and its subsidiaries. The Company believes the suit is without merit. IMRR intends to vigorously defend against the suit.



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

 (4) Instruments defining the rights of security holders, including indentures

                (a) Form of Restated Certificate of Incorporation (Exhibit 3.2)2

                (b) By-laws (Exhibit 3.3)1

                (c) Specimen stock certificate
                    representing shares of Class A Common Stock (Exhibit 4.1)3

                (d) Form of Class B Stockholders' Agreement dated as of May 20,
                    1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

                (e) Promissory Note dated October 7, 1991 of Buffalo &
                    Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)1

                (f) Second Amendment and Restated Revolving Credit Agreement
                    dated as of October 31, 1997 among the Registrant, its subsidiaries, BankBoston, N.A. and the banks named therein (Exhibit 4.1)4

(10)            Material Contracts

*(10.1)         Amendment No. 2 to the Genesee & Wyoming Inc. 1996 Stock Option
                Plan

*(10.2)         Amendment No. 1 to the Genesee & Wyoming Inc. Employee Stock
                Purchase Plan

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

(22) Published report regarding matters submitted to vote of security holders

                Not applicable.

(23)            Consents of experts and counsel

                Not applicable.

(24)            Power of attorney

                Not applicable.

*(27)           Financial Data Schedule

(99)            Additional Exhibits

                Not applicable.

____________________________

*Exhibit filed with this Report.

          1Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

          2Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

          3Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

          4Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.



            The remainder of this page is intentionally left blank.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GENESEE & WYOMING INC.

Date:  August 14, 1998               By: /s/ Mortimer B. Fuller, III
                                         ---------------------------
                                     Name:   Mortimer B. Fuller, III
                                     Title:  Chairman of the Board and CEO

Date:  August 14, 1998               By: /s/ Alan R. Harris
                                         ---------------------------
                                         Name:   Alan R. Harris
                                         Title:  Senior Vice President and
                                                 Chief Accounting Officer



            The remainder of this page is intentionally left blank.