Form 10-Q
period 1998-09-30
GENESEE & WYOMING INC
filed 1998-11-19
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     for the quarter ended September 30, 1998  Commission File No. 0-20847



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)



Delaware                                         06-0984624
-----------------------                          --------------------
(State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

71 Lewis Street, Greenwich, Connecticut          06830
---------------------------------------          --------------
(Address of principal executive offices)         (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on November 9, 1998:

Class                         Number of Shares Outstanding
-----                         ----------------------------
Class A Common Stock               4,104,531

Class B Common Stock                 845,539


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                         Page
                                                                    --------
          Consolidated Statements of Income - For the
            Three and Nine Month Periods Ended September
            30, 1998 and 1997.....................................        3

          Consolidated Balance Sheets  September 30, 1998
            and December 31, 1997.................................        4

          Consolidated Statements of Cash Flows - For the
            Nine Month Periods Ended September 30, 1998
            and 1997..............................................        5

          Notes to Consolidated Financial Statements..............    6 - 9

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........  10 - 21

Item 3. Quantitative and Qualitative Disclosures About
            Market Risk...........................................       21

Part II - Other Information.......................................       22

Index to Exhibits.................................................  23 - 24

Signatures........................................................       25


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months             Nine Months
                                                   Ended September 30       Ended September 30
                                                    1998         1997        1998         1997
                                                 ------------------------------------------------
OPERATING REVENUES                               $34,707       $23,670     $109,514      $71,741

OPERATING EXPENSES:
  Transportation                                  11,402         7,114       35,174       21,095
  Maintenance of ways and structures               4,151         2,586       12,834        7,605
  Maintenance of equipment                         6,390         3,854       21,262       11,748
  General and administrative                       6,066         4,451       19,102       13,698
  Depreciation and amortization                    2,560         1,764        7,357        4,985
                                                -------------------------------------------------
Total operating expenses                          30,569        19,769       95,729       59,134
                                                -------------------------------------------------
INCOME FROM OPERATIONS                             4,138         3,901       13,785       12,107

Interest expense                                  (1,763)         (629)      (4,968)      (1,850)
Other income                                         101           273          669          503
                                                -------------------------------------------------
Income before provision for income taxes           2,476         3,545        9,486       10,760

Provision for income tax                           1,073         1,418        3,955        4,342
                                                -------------------------------------------------
NET INCOME                                       $ 1,403       $ 2,127     $  5,531      $ 6,418
                                                =================================================

Earnings per common share - basic                $  0.27       $  0.41     $   1.05      $  1.22
                                                =================================================

Weighted average number of shares of
  common stock - basic                             5,213         5,250        5,267        5,250
                                                =================================================

Earnings per common share - diluted              $  0.27       $  0.39     $   1.04      $  1.17
                                                =================================================

Weighted average number of shares of
  common stock - diluted                           5,213         5,452        5,338        5,468
                                                =================================================


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)



                                                                                     Sept. 30,                  Dec. 31,
                                                                                       1996                       1997
                                                                                    (unaudited)
                                                                                 -------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $     6,816                 $   11,434
  Accounts receivable, net                                                             20,293                     20,895
  Note receivable - related party                                                       4,215                      4,499
  Materials and supplies                                                                3,612                      5,039
  Prepaid expenses and other                                                            5,348                      3,145
  Deferred income tax assets, net                                                       2,316                      2,523
                                                                                  ------------------------------------------
Total current assets                                                                   50,600                     56,535
                                                                                  ------------------------------------------
PROPERTY AND EQUIPMENT, net                                                           121,506                    124,985
                                                                                  ------------------------------------------
SERVICE ASSURANCE AGREEMENT, net                                                       13,001                     13,563
                                                                                  ------------------------------------------
OTHER ASSETS, net                                                                      15,312                     15,449
                                                                                  ------------------------------------------

Total assets                                                                      $   200,419                 $  210,532
                                                                                  ==========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                               $       292                 $    1,157
  Accounts payable                                                                     23,481                     30,025
  Accrued expenses                                                                      8,289                      6,796
                                                                                  ------------------------------------------
Total current liabilities                                                              32,062                     37,978
                                                                                  ------------------------------------------
LONG-TERM DEBT                                                                         67,849                     72,987
                                                                                  ------------------------------------------
OTHER LIABILITIES                                                                       2,875                      3,257
                                                                                  ------------------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                   10,494                      9,470
                                                                                  ------------------------------------------
DEFERRED ITEMS_grants from governmental agencies                                       14,714                     15,053
                                                                                  ------------------------------------------
DEFERRED GAIN--sale/leaseback:                                                          4,083                      4,434
                                                                                  ------------------------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,449,531 and 4,404,262 issued and
  outstanding on September 30, 1998 and December 31, 1997, respectively.                   45                         44
 Class B common stock, $0.01 par value, 10 votes per share:
  1,500,000 shares authorized; 845,539 and 846,556 issued and
  outstanding on September 30, 1998 and December 31, 1997, respectively.                    9                          9
 Additional paid-in capital                                                            46,719                     46,205
 Warrants outstanding                                                                      --                        471
 Retained earnings                                                                     28,564                     23,056
 Foreign currency translation adjustment                                               (2,365)                    (2,441)
 Less treasury stock, at cost, 345,000 Class A Shares                                  (4,629)                        --
                                                                                  ------------------------------------------

Total stockholders' equity                                                             68,342                     69,343
                                                                                  ------------------------------------------
Total liabilities and stockholders' equity                                         $  200,419                  $ 210,532
                                                                                  ==========================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       1998               1997
                                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  5,531          $   6,418
  Adjustments to reconcile net income to net cash provided
    by operating activities -
    Depreciation and amortization                                                      7,357              4,985
    Deferred income taxes                                                              2,957              2,086
    Gain on disposition of property and equipment                                        (82)               (12)
    Changes in assets and liabilities, net of balances
     assumed through acquisitions -
      Receivables                                                                        296              2,233
      Materials and supplies                                                             927               (251)
      Prepaid expenses and other                                                          32             (5,585)
      Accounts payable and accrued expenses                                           (6,701)           (12,248)
      Other assets and liabilities, net                                                  758               (532)
                                                                                    ----------------------------
  Net cash provided by (used in) operating activities                                 11,075             (2,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (13,431)            (7,444)
  Proceeds from disposition of property                                                2,012                293
                                                                                    ----------------------------
  Net cash used in investing activities                                              (11,419)            (7,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowings, including capital leases              (13,354)             (9,577)
  Proceeds from issuance of long-term debt                                           13,800              14,880
  Net proceeds on grants                                                                155               2,465
  Proceeds from issuance of common stock                                                 44                  79
  Purchase of treasury stock                                                         (4,629)                 --
                                                                                    ----------------------------
  Net cash (used in) provided by financing activities                                (3,984)               7,847
                                                                                    ----------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           (290)                 --
                                                                                    ----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                                      (4,618)              (2,210)
CASH AND CASH EQUIVALENTS, beginning of period                                       11,434               14,121
                                                                                    ----------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $ 6,816             $ 11,911
                                                                                    ============================
CASH PAID DURING PERIOD FOR:
  Interest                                                                          $ 5,016             $  1,733
  Income taxes                                                                        1,542                4,500
                                                                                    ============================
SUPPLEMETNAL NON-CASH INVESTING ACTIVITES:
  Capital lease obligation                                                          $ (5,200)           $  6,546
                                                                                    ============================



                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 1998 and 1997, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K.

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.  CORPORATE DEVELOPMENTS:

  Chile and Bolivia On October 8, 1998 the Company announced that it has a memorandum of understanding in place with CB Transportes e Infrastructura S.A., a Chilean Corporation. The memorandum of understanding contemplates the purchase by a subsidiary of GWI of approximately 30 percent of the stock of CB Transportes S.A., a company which owns operating railroad interests in Chile and Bolivia, for combined cash and shares of GWI common stock totaling approximately $15.0 million. This investment is conditional on due diligence and documentation.

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

3.  JOINT VENTURE:

  The Company participates in a joint venture, Genesee Rail-One Inc. ("GRO") to acquire and operate railroads in Canada. GRO is a joint venture of the Company and Rail-One Inc., a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada.

  On October 9, 1998 GRO announced that it had reached an agreement in principle to acquire and opearate 364 miles of track in northwestern Alberta from Canadian National (CN). The wholly owned subsidiary of GRO will be operated as an Alberta railway company to be known as Grande Prairie Grande Cache Railway. This acquisition is conditional on due diligence and documentation.

  GRO commenced operations on November 11, 1997 of Quebec Gatineau Railway Inc. ("QGRY"), a 354-mile railroad linking Quebec City, Montreal and Hull in southeastern Quebec. QGRY purchased the majority of assets and also leased a smaller portion of assets for this railroad from the Canadian Pacific Railway Company.

  On July 29, 1997, GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180-mile railroad located in central Ontario. HCRY leases its rail line from Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

  Based on GWI's ownership position of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. The Company's 47.5 percent share of the after-tax results of GRO was a loss of $185,000 and income of $140,000 for the three month periods ended September 30, 1998 and 1997, respectively, and a loss of $172,000 and income of $140,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

  GRO was formed through the Company's initial capital investment of approximately $4.9 million and an investment by Rail-One Inc., of approximately $4.9 million. The Rail-One Inc. investment was partially funded by the Company through a $4.6 million promissory note denominated in Canadian currency. The note bears interest at 7.5 percent per annum, earns a commitment fee equal to 4 percent of the principal amount of the note, and is secured by Rail-One's 47.5 percent ownership in GRO. The note was due on November 10, 1998 and Rail-One is negotiating with the Company for an extension of the note.

  On September 30, 1998 the Company's investment in GRO was valued at approximately $4.6 million, a reduction of $291,000 due to GRO operating losses. The Company's note receivable from Rail-One was valued at $4.2 million, a reduction of $398,000 due to currency exchange losses. Additionally, the Company has approximately $3.2 million of affiliate receivables arising from rolling stock leases and trade activities due from GRO or its subsidiaries.

  The Company has agreed to provide a $2.2 million letter of credit to GRO's primary lender in exchange for relief on certain financial covenants. The Company and Rail-One are in negotiations to finalize the consideration to the Company for providing the letter of credit.

  Management believes that the Company's investments in GRO are adequately collateralized by the common stock held by Rail-One Inc., and that no impairment of assets has occurred.

4.  LEASES:

  In March 1997, a subsidiary of the Company entered into master capital lease agreement with a leasing company. The captial lease provided for the inclusion of up to $13.0 million in railroad rolling stock, of which $11.6 million was under commitment as of August, 1998. In September 1998, the Company completed an exchange of like-kind assets with the leasing company reducing its commitment under the master lease agreement by aproximately $5.2 million. The reduction of the commitment was a non-cash transaction which is not included in amounts in the statement of cash flows. The Company incurred a $267,000 loss as a result of this like-kind exchange which was included as a reduction to operating revenue in the Company's leasing subsidiary. As of September 30, 1998, the Company's subsidiary had $6.4 million of equipment under this capital lease. Lease payments until September 30, 1998, were interest only at LIBOR plue 1.5%. After that date, the equipment currently under lease requires monthly payments of $64,000 until March 2017. The Company's subsidiary has the right to purchase the equipment at any time during the lease for fair market value.

  In June 1998, a subsidiary of the Company entered into a sale leaseback agreement with a bank for railroad rolling stock valued at $5.7 million. The agreement will be accounted for as an operating lease and will require monthly payments of $45,662 through July 2008.

5.  CONTINGENCIES:

  IMRR - On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a 1987 agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages in excess of $100,000. ComEd is IMRR's largest customer and in 1997 accounted for 15% of the consolidated revenues of the Company and its subsidiaries. The Company believes the suit is without merit. IMRR intends to vigorously defend against the suit.

  Conrail Merger - On July 23, 1998, the Surface Transportation Board ("STB") issued its written order approving the petition of CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). Railroads in the Company's New York and Pennsylvania region interchange with, or participate in overhead traffic with, one or both of these railroads. Overhead traffic is defined as traffic that neither originates nor terminates on the Company's northeastern rail network. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transactions. The Company agrees with this estimate and is implementing operational changes aimed at minimizing this impact. On October 21, 1997 the Company and several of its subsidiaries entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operations restructuring process. The STB's written order contains one or more conditions which also may minimize this impact. The division of Conrail's assets is expected to occur in the first or second quarters of 1999. While the Company believes that agreements reached with CSX and NS in regard to the Conrail breakup will ultimately benefit the Company, the transition will be uncertain until new operating patterns are established. Based on its initial studies the Company believes that no impairment of its assets will occur.

   Stock Repurchase - On August 12, 1998, the Company's board of directors authorized management to repurchase up to one million shares of the Company's Class A common stock under SEC rule 10b-18. At September 30, 1998, the Company had purchased 345,000 shares at a total cost of $4,629,000. The repurchase program remains open and additional purchases, if any, are at the discretion of management.

6.  COMPREHENSIVE INCOME:

The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. The objective of this standard is to report a measure of changes in equity of an enterprise that result from transactions other than with owners. Comprehensive income is the total of net income and all other nonowner changes in equity. The following table sets forth the Company's comprehensive income for the three months and nine months ended September 30, 1998 and 1997:

                       Statement of Comprehensive Income
                Three and Nine Month Periods Ended September 30,
                                 (in thousands)

                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                    1998             1997              1998            1997
                                                                    ----             ----              ----            ----
Net income                                                          $1,403          $2,127             $5,531         $6,418
Other comprehensive loss, net of tax  Foreign currency
 translation adjustments                                              (684)           -0-                (924)           -0-
                                                            -------------------------------------------------------------------
Comprehensive income                                                $  719          $2,127             $4,607         $6,418
                                                            ===================================================================

7.  RECENTLY ISSUED ACCOUNTING STANDARDS:

  The Financial Accounting Standards Board recently issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other retirement benefits to the extent practicable. It requires additional information changes in the benefit obligation and fair values of plan assets. These changes will facilitate financial analysis, and eliminate certain disclosures that are no longer required. The statement suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Company believes the statement will only slightly change the format by which it discloses information related to pension and other postretirement benefits in the current year 10K and annual report. Adoption of this statement is required no later than with fiscal year 1998, which is when the Company expects to adopt it.

  The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will require the Company to provide separate disclosure of derivative instruments either on the face of the balance sheet or within the footnotes to the financial statements. Adoption of this statement is required no later than with the third quarter of 1999, which is when the Company expects to adopt it.

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

  The Company participates in a joint venture, Genesee Rail-One Inc. ("GRO") to acquire and operate railroads in Canada. The Company's initial capital investment in GRO was approximately $4,913,000. Based on GWI's ownership position of 47.5%, the Company is reporting the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. The Company's 47.5 percent share of the after-tax results of GRO were a loss of $185,000 and income of $140,000 for the three month periods ended September 30, 1998 and 1997, respectively, and a loss of $172,000 and income of $140,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

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

Year 2000 Compliance

  In late 1997, the Company began a comprehensive initiative to address and resolve potential exposure associated with the functioning of its information systems and non-information technology systems that include embedded technology with respect to dates in the Year 2000 and beyond.

  This initiative led to the development of the GWI Year 2000 Project Handbook. The Handbook was developed to report industry Year 2000 methods and standards, and document "best practices" for each of the Company's subsidiaries. Its purpose is to promote consistent implementation of the Year 2000 Project and encourage cost-effective practices and efficient use of resources.

  The Year 2000 Project Handbook contains information useful to managers, system analysts, and other technical staff members, including consultants and business partners. It is meant to be used as a reference throughout the Year 2000 design, modification, testing, and implementation phases. The Handbook addresses most of the obstacles the Company may face and their potential solutions, including project management issues, contracting and staffing, interface and data exchange standards, and test and development methodologies.

  Three major categories of systems addressed by the Company's Year 2000 Initiative are railroad operations/management systems, business systems and non-information technology systems.

  All of the Company's railroad operations and management processes are supported through licensed third party development and contracted operations. These systems are third party certified Year 2000 compliant. With respect to electronic commerce transmissions, the Company is currently capable of supporting certain Year 2000 compliant EDI (4010) transactions. Remaining Year 2000 compliant EDI transactions will be implemented according to industry-wide schedules. Full EDI compliance is expected during the second quarter of 1999. Because the potential exists that not all of the Company's trading partners will achieve Year 2000 compliance, the Company's operational systems will accommodate non-Year 2000 electronic commerce transmissions as well as Year 2000 ready transmissions.

  All of the Company's financial, purchasing, inventory, asset management, payroll and human resource systems supporting business operations are third party systems. The third party vendors have certified all packages to be Year 2000 compliant.

  With respect to non-information technology systems (e.g. fire and security, HVAC, etc.) that may impact operations and/or business processes, the Company has conducted initial assessments of its rail yard and office facilities and found no major Year 2000 problems or obstacles.

  As part of its Year 2000 initiative, the Company is in communication with its interline carriers, significant suppliers, large customers and financial institutions to assess their Year 2000 readiness and expects to conduct interface tests with its external trading partners in 1999 upon completion of internal testing of remediated applications.

  To date, the Company has expended less than $50,000 on its Year 2000 initiative and remaining costs are expected to be minimal. Overall, the Company's Year 2000 initiative is proceeding on schedule with completion of all areas expected by mid-1999.

  Failure to achieve Year-2000 compliance by the Company, other railroads, its suppliers, and its customers could negatively affect the Company's ability to conduct business for an extended period. Management believes that the Company will be successful in its Year 2000 conversion; however, there can be no assurance that other companies on which the Company's systems and operations rely will be converted on a timely basis, and such failure could have a material effect on the Company's financial position, results of operations, or liquidity.


            The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Consolidated Operating Revenues

  Operating revenues were $34.7 million in the quarter ended September 30, 1998 compared to $23.7 million in the quarter ended September 30, 1997, an increase of $11.0 million or 46.6%. The increase was attributable to $10.3 million in revenues from the Australia operation, an $84,000 increase in United States railroad revenues, and a $628,000 increase in industrial switching revenues.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

  United States Operating Revenues Other Than Industrial Switching

  Operating revenues were $19.9 million in the quarter ended September 30, 1998 compared to $19.8 million in the quarter ended September 30, 1997, an increase of $84,000 or 0.4%. The increase was attributable to a $1.3 million increase in non-freight revenues, which offset a $1.2 million decrease in freight revenues.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 1998 and 1997:


   United States Freight Revenues and Carloads Comparison by Commodity Group
                 Three Months Ended September 30, 1998 and 1997
               (dollars in thousands, except average per carload)

                                                                                                          Average
                                                                                                          Freight
                                                                                                          Revenues
                                                                                                          Per
                                  Freight Revenues                               Carloads                 Carload
                                  ----------------                               --------                 -------
Commodity Group                    % of                  % of                 % of                % of
---------------        1998        Total       1997      Total      1998     Total     1997      Total    1998      1997
                      -------     -------    -------    -------    ------   -------   ------    -------   -----    ------
Coal, Coke &
Ores                  $ 3,653      23.8%     $ 4,543     27.5%     15,217    30.4%    16,929     32.2%    $ 240    $ 268
Pulp & Paper            1,927      12.6%       2,042     12.4%      4,927     9.9%     5,365     10.2%      391      381
Petroleum
Products                1,806      11.8%       2,350     14.2%      3,818     7.6%     5,053      9.6%      473      465
Chemicals -
Plastics                1,709      11.1%       1,399      8.5%      3,425     6.8%     2,464      4.7%      499      568
Lumber and
Forest Products         1,675      10.9%       1,550      9.4%      5,735    11.5%     4,702      9.0%      292      330
Farm & Food
Products                1,165       7.6%       1,001      6.1%      4,211     8.4%     3,552      6.8%      277      282
Metals                  1,021       6.7%       1,231      7.4%      3,539     7.1%     4,972      9.5%      288      248
Other                   1,009       6.6%         700      4.2%      4,741     9.5%     4,293      8.1%      213      163
Minerals & Stone          991       6.5%         965      5.8%      3,668     7.3%     3,780      7.2%      270      255
Autos & Auto
Parts                     361       2.4%         742      4.5%        730     1.5%     1,409      2.7%      495    527
                    -------------------------------------------------------------------------------------------------------

Total                 $15,317     100.0%     $16,523    100.0%     50,011   100.0%    52,519    100.0%      306    315
                    ====================================================================================================


  The decrease of $1.2 million in United States freight revenues was primarily attributable to the decline in freight revenues from the shipment of Coal, Petroleum Products and Autos and Auto Parts. Freight revenues from Coal were $3.7 million in the quarter ended September 30, 1998, compared to $4.5 million in the quarter ended September 30, 1997, a decrease of $890,000 or 19.6% due to reduced shipments resulting from scheduled inventory reductions and maintenance projects at a key customer's facilities. Freight revenues from Petroleum Products were $1.8 million in the quarter ended September 30, 1998, compared to $2.4 million in the quarter ended September 30, 1997, a decrease of $544,000 or 23.1% due to reduced shipments resulting from scheduled maintenance projects at a key customer's facilities. Freight revenues from Autos and Auto Parts were $361,000 in the quarter ended September 30, 1998, compared to $742,000 in the quarter ended September 30, 1997, a decrease of $381,000 or 51.3% due to reduced shipments resulting from loss of a freight contract. The decrease in freight revenues from Coal, Petroleum Products and Autos was partially offset by increases in freight revenues from Chemicals of $310,000 or 22.2% and Lumber and Forest Products of $125,000 or 8.1%. Freight revenues from all remaining commodities reflected a net increase of $174,000.

  Total United States carloads were 50,011 in the quarter ended September 30, 1998 compared to 52,519 in the quarter ended September 30, 1997, a decrease of 2,508 or 4.8%. Also, the overall average revenue per carload declined to $306 in the quarter ended September 30, 1998, compared to $315 per carload in the quarter ended September 30, 1997, a decrease of 2.9% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $4.6 million in the quarter ended September 30, 1998 compared to $3.3 million in the quarter ended September 30, 1997, an increase of $1.3 million or 38.9%. The increase was primarily due to increases in car hire and rental income of $447,000, management fee income of $304,000 and demurrage of $230,000.

Australia Operating Revenues (US Dollars)

  Operating revenues were $10.3 million in the quarter ended September 30, 1998 and consisted of $9.4 million in freight revenues and a $963,000 in non-freight revenues.

  The following table outlines Australian freight revenues for the quarter ended September 30, 1998:

                    Australian Freight Revenue by Commodity
                     Three Months Ended September 30, 1998
                                 (in thousands)


Commodity Group                                                                                        Revenue
---------------                                                                                     ----------
Hook and Pull (Haulage)                                                                                 $3,478
Grain                                                                                                    2,730
Coal                                                                                                     1,846
Gypsum                                                                                                     552
Marble                                                                                                     457
Lime                                                                                                       265
Other                                                                                                       34
                                                                                                    ----------
Total                                                                                                   $9,362
                                                                                                    ==========

  Australia non-freight revenues were $963,000 in the quarter ended September 30, 1998 and consisted of $607,000 in revenues from car hire and car rentals and $356,000 in other non-freight revenue.

Industrial Switching Revenues

  Revenues from industrial switching activities were $4.5 million in the quarter ended September 30, 1998 compared to $3.8 million in the quarter ended September 30, 1997, an increase of $628,000 million or 16.4%. The increase was primarily attributable to a broadening of the customer base of Rail Link, Inc.

Consolidated Operating Expenses

  Operating expenses were $30.6 million in the quarter ended September 30, 1998 compared to $19.8 million in the quarter ended September 30, 1997, an increase of $10.8 million or 54.6%. Expenses attributable to operations in Australia represented $8.1 million or 75.5% of the change, with increases in United States operating expenses making up the remaining $2.7 million or 24.5% of the change.

  The Company's operating ratio increased to 88.1% in the quarter ended September 30, 1998 from 83.5% in the quarter ended September 30, 1997. The increase is primarily attributable to increases in labor and benefits, equipment rents and other expenses in the United States railroad and industrial switching operations.

  The following table sets forth a comparison of the Company's operating expenses for the second quarters of 1998 and 1997:


                          Operating Expense Comparison
                 Three Months Ended September 30, 1998 and 1997
                             (dollars in thousands)

                                                 1998                                            1997
                                   ---------------------------------------      -------------------------------------
                                                          % of Operating                          % of Operating
                                      Amount                 Revenues                Amount          Revenues
                                   -----------------------------------------------------------------------------------
Labor and benefits                   $11,470                     33.0%              $ 9,272            39.2%
Equipment rents                        3,099                      8.9%                2,159             9.1%
Purchased services                     3,765                     10.8%                1,020             4.3%
Depreciation and
 amortization                          2,560                      7.4%                1,764             7.5%
Diesel fuel                            2,738                      7.9%                1,019             4.3%
Casualties and insurance               1,462                      4.2%                1,049             4.4%
Materials                              1,359                      3.9%                1,202             5.1%
Other                                  4,116                     12.0%                2,284             9.6%
                                   -----------------------------------------------------------------------------------
Total                                $30,569                     88.1%              $19,769            83.5%
                                   ===================================================================================


  Labor and benefits expense was $11.5 million in the quarter ended September 30, 1998 compared to $9.3 million in the quarter ended September 30, 1997, an increase of $2.2 million or 23.7%, of which $1.2 million or 55.3% is due to the commencement of operations in Australia and $982,000 or 44.7% is due to increases in United States railroad and switching operations. The increase of $982,000 in United States railroad and switching operations is primarily attributable to increases in industrial switching labor of $371,000 related to expansion of operations, several new corporate management positions totaling approximately $100,000, and cost of living wage increases for employees which accounts for the remainder of the increase. However, labor costs decreased as a percentage of revenues to 33.0% in the quarter ended September 30, 1998 from 39.2% in the quarter ended September 30, 1997. The decrease is largely attributable to the purchased services nature of the Australia operation in which contractors perform maintenance of track and maintenance of equipment services traditionally performed by labor, thus resulting in a much lower labor-to-revenue ratio. Similarly, purchased services expense was $3.8 million in the quarter ended September 30, 1998 compared to $1.0 million in the quarter ended September 30, 1997, an increase of $2.8 million or 269.1%, due primarily to the commencement of operations in Australia.

  Diesel fuel expense was $2.7 million in the quarter ended September 30, 1998 compared to $1.0 million in the quarter ended September 30, 1997, an increase of $1.7 million or 168.7%. The increase was due to $1.9 million in diesel fuel expense in connection with the commencement of operations in Australia, which was partially offset by a decrease of $215,000 in diesel fuel expense in connection with United States operations. The price of diesel fuel is more expensive in Australia than in the United States on a per unit basis. Other expense was $4.1 million in the quarter ended September 30, 1998 compared to $2.3 million in the quarter ended September 30, 1997, an increase of $1.8 million or 80.3%, of which $1.2 million is due to the commencement of operations in Australia, and $676,000 is due to increases in United States operations primarily attributable to general and administrative expense increases related to acquisition endeavors and legal costs, and increases in trackage rights expense.

Interest Expense and Income Taxes

  Interest expense in the quarter ended September 30, 1998 was $1.8 million compared to $629,000 in the quarter ended September 30, 1997, an increase of $1.1 million or 180.3%. The increase reflects the growth of overall debt outstanding during the 1998 period compared to the 1997 period due to the financing of the acquisition of assets in Australia; the investment in Genesee Rail-One in Canada; and the acquisition of railroad rolling stock by several domestic subsidiaries. The Company's effective income tax rate was 43.3% in the quarter ended September 30, 1998 compared to 40.0% in the quarter ended September 30, 1997.

Net Income

  The Company's net income in the quarter ended September 30, 1998 was $1.4 million compared to $2.1 million in the quarter ended September 30, 1997, a decrease of $724,000 or 34.0%. The decrease in net income is the net result of decreases in net income from United States railroad operations and industrial switching operations of $1.5 million and $242,000, respectively, offset by net income due to the commencement of operations in Australia of $1.0 million.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Consolidated Operating Revenues

  Operating revenues were $109.5 million in the first nine months of 1998 compared to $71.2 million in the first nine months of 1997, an increase of $38.3 million or 53.7%. The increase was attributable to $34.7 million in revenues from the Australia operation, a $1.6 million increase in United States railroad revenues and a $2.0 million increase in industrial switching revenues.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

United States Operating Revenues Other Than Industrial Switching

  Operating revenues were $62.0 million in the first nine months of 1998 compared to $60.4 million in the first nine months of 1997, an increase of $1.6 million or 2.6%. The increase was attributable to a $3.3 million increase in non-freight revenues, which was partially offset by a $1.7 million decrease in freight revenues.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 1998 and 1997:

   United States Freight Revenues and Carloads Comparison by Commodity Group
                 Nine Months Ended September 30, 1998 and 1997
               (dollars in thousands, except average per carload)


                                                                                                          Average
                                                                                                          Freight
                                                                                                          Revenues
                                                                                                          Per
                                  Freight Revenues                               Carloads                 Carload
                                  ----------------                               --------                 -------
Commodity                          % of                  % of                 % of                % of
Group                  1998        Total       1997      Total      1998     Total     1997      Total    1998      1997
                      -------     -------    -------    -------    ------   -------   ------    -------   -----    ------
Coal, Coke &
Ores                  $13,698      28.1%    $15,956      31.6%     54,506    33.5%    62,029     38.0%    $ 251    $ 257
Pulp & Paper            6,345      13.0%       5,84      11.6%     16,294    10.0%    15,351      9.4%      389      381
Petroleum
Products                5,562      11.4%      6,441      12.8%     12,537     7.7%    13,368      8.2%      444      482
Chemicals and
Plastics                4,786       9.8%      4,456       8.8%      9,327     5.7%     8,190      5.0%      513      544
Lumber and
Forest
Products                4,647       9.5%      4,545       9.0%     15,752     9.7%    13,536      8.3%      295      336
Metals                  3,929       8.1%      3,668       7.3%     14,290     8.8%    15,321      9.4%      275      239
Farm & Food
Products                3,164       6.5%      2,908       5.8%     11,442     7.0%    10,069      6.2%      277      289
Minerals &
Stone                   2,716       5.6%      2,402       4.7%      9,757     6.0%     9,097      5.5%      278      264
Other                   2,473       5.1%      1,618       3.2%     16,170     9.9%    11,563      7.0%      153      140
Auto & Auto
Parts                   1,427       2.9%      2,607       5.2%      2,839     1.7%     4,906      3.0%      503      531
                ---------------------------------------------------------------------------------------
Total                 $48,747     100.0%    $50,443     100.0%    162,914   100.0%   163,43     100.0%      299      309
                ===========================================================================================================

  The decrease in United States freight revenues was largely attributable to the decline in freight revenues from shipments of Coal, Autos and Auto Parts and Petroleum Products. Freight revenues from Coal were $13.7 million in the nine months ended September 30, 1998, compared to $16.0 million in the nine months ended September 30, 1997, a decrease of $2.3 million or 14.2% due to reduced shipments of coal resulting from scheduled maintenance and inventory adjustments at a key customer's facilities. Freight revenues from Autos and Auto Parts were $1.4 million in the nine months ended September 30, 1998, compared to $2.6 million in the nine months ended September 30, 1997, a decrease of $1.2 million or 45.3% due to reduced shipments resulting from loss of a freight contract and labor issues in the auto industry. Freight revenues from Petroleum Products were $5.6 million in the nine months ended September 30, 1998, compared to $6.4 million in the nine months ended September 30, 1997, a decrease of $879,000 or 13.6% due to reduced shipments of Petroleum Products resulting from scheduled maintenance at a key customer's facilities. The decrease in freight revenues from Coal, Autos and Auto Parts and Petroleum Products was partially offset by increases in freight revenues from Pulp & Paper of $503,000 or 8.6%, Chemicals and Plastics of $330,000 or 7.4%, Minerals & Stone of $314,000 or 13.1% and Metals of $261,000 or 7.1%. Freight revenues from all remaining commodities reflected a net increase of $1.2 million.

  Total United States carloads were 162,914 in the nine months ended September 30, 1998 compared to 163,430 in the nine months ended September 30, 1997, a decrease of 516 or 0.3%. Also, the overall average revenue per carload declined to $299 in the nine months ended September 30, 1998, compared to $309 per carload in the nine months ended September 30, 1997, a decrease of 3.2% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $13.2 million in the nine months ended September 30, 1998 compared to $9.9 million in the nine months ended September 30, 1997, an increase of $3.3 million or 33.2%.%. The increase was primarily due to increases in car hire and rental income of $2.1 million, demurrage of $$416,000 and management fee income of $370,000.

Australia Operating Revenues (US Dollars)

  Operating revenues were $34.7 million in the nine months ended September 30, 1998 and consisted of $31.0 million in freight revenues and a $3.7 million in non-freight revenues.

  The following table outlines Australian freight revenues for the nine months ended September 30, 1998:

                    Australian Freight Revenue by Commodity
                      Nine Months Ended September 30, 1998
                                 (in thousands)


Commodity Group                                                                                Revenue
---------------                                                                              ------------
Hook and Pull (Haulage)                                                                          $11,355
Grain                                                                                              9,202
Coal                                                                                               5,702
Gypsum                                                                                             2,093
Marble                                                                                             1,467
Lime                                                                                                 789
Other                                                                                                392
                                                                                             -----------
Total                                                                                            $31,000
                                                                                             ===========

  Australia non-freight revenues were $3.7 million in the nine months ended September 30, 1998 and consisted of $2.5 million in revenues from car hire and car rentals and $1.2 million in other non-freight revenue.

Industrial Switching Revenues

  Revenues from industrial switching activities were $12.8 million in the nine months ended September 30, 1997 compared to $10.8 million in the nine months ended September 30, 1997, an increase of $2.0 million or 17.8%. The increase was primarily attributable to a broadening of the customer base of Rail Link, Inc.

Consolidated Operating Expenses

  Operating expenses were $95.7 million in the nine months ended September 30, 1998 compared to $59.1 million in the nine months ended September 30, 1997, an increase of $36.6 million or 61.9%. Expenses attributable to operations in Australia represented $28.8 million or 78.6% of the change, with increases in domestic operating expenses accounting for the remaining $7.8 million or 21.4% of the change.

  The Company's operating ratio increased to 87.4% in the nine months ended September 30, 1998 from 83.0% in nine months ended September 30, 1997. The increase is primarily attributable to changes in the traffic mix, principally related to the level of coal movements in the United States, and to increases in labor and benefits and other expenses in the United States railroad and industrial switching operations.

  The following table sets forth a comparison of the Company's operating expenses for the nine months ended September 30, 1998 and 1997:

                          Operating Expense Comparison
                 Nine Months Ended September 30, 1998 and 1997
                             (dollars in thousands)



                                                       1998                                   1997
                                           -------------------------------       --------------------------------
                                                                   % of                                  % of
                                                                Operating                              Operating
                                              Amount             Revenues           Amount              Revenues
                                           ----------------------------------------------------------------------
Labor and benefits                           $33,991               31.0%            $27,005               37.9%
Equipment rents                                9,038                8.3%              6,711                9.4%
Purchased services                            13,950               12.7%              3,018                4.2%
Depreciation and amortization                  7,357                6.7%              4,985                7.0%
Diesel fuel                                    9,456                8.6%              3,525                4.9%
Casualties and
insurance                                      4,160                3.8%              3,682                5.2%
Materials                                      4,449                4.1%              3,315                4.7%
Other                                         13,328               12.2%              6,893                9.7%
                                             -------               ----             -------               ----
Total                                        $95,729               87.4%            $59,134               83.0%
                                          =======================================================================


  Labor and benefits expense was $34.0 million in the nine months ended September 30, 1998 compared to $27.0 million in the nine months ended September 30, 1997, an increase of $7.0 million or 25.9%, of which $3.8 million or 54.3% was due to the commencement of operations in Australia and $3.2 million or 45.7% was due to increases in United States railroad and switching operations. The increase of $3.2 million in United States railroad and switching operations is primarily attributable to increases in industrial switching labor of $1.3 million related to expansion of operations, several new corporate management positions totaling approximately

$289,000, and cost of living wage increases for employees which accounts for the remainder of the increase. However, labor costs decreased as a percentage of revenues to 31.0% in the nine months ended September 30, 1998 from 37.9% in the nine months ended September 30, 1997. The decrease is largely attributable to the purchased services nature of the Australia operation in which contractors perform maintenance of track and maintenance of equipment services traditionally performed by labor, thus resulting in a much lower labor-to-revenue ratio. Similarly, purchased services expense was $14.0 million in the nine months ended September 30, 1998 compared to $3.0 million in the nine months ended September 30, 1997, an increase of $10.9 million or 362.2%, due primarily to the commencement of operations in Australia.

  Diesel fuel expense was $9.5 million in the nine months ended September 30, 1998 compared to $3.5 million in the nine months ended September 30, 1997, an increase of $5.9 million or 168.3%. This increase was due to $6.7 million in diesel fuel expense in connection with the commencement of operations in Australia, which was partially offset by a decrease of $773,000 in diesel fuel expense in connection with United States operations. The price of diesel fuel is more expensive in Australia than in the United States on a per unit basis. Other expense was $13.3 million in the nine months ended September 30, 1998 compared to $6.9 million in the nine months ended September 30, 1997, an increase of $6.4 million or 93.4%, of which $3.9 million or 60.4% is due to the commencement of operations in Australia and $2.5 million or 39.6% is due to increases in United States operations primarily attributable to general and administrative increases related to acquisition endeavors and legal costs, and trackage rights expense increases.

Interest Expense and Income Taxes

  Interest expense in the nine months ended September 30, 1998 was $5.0 million compared to $1.9 million in the nine months ended September 30, 1997, an increase of $3.1 million or 168.5%. The increase reflects the growth of overall debt outstanding during the 1998 period compared to the 1997 period due to the financing of the acquisition of assets in Australia; the investment in Genesee Rail-One in Canada; and the acquisition of railroad rolling stock by several domestic subsidiaries. The Company's effective income tax rate was 41.7% in the nine months ended September 30, 1998 compared to 40.4% in the nine months ended September 30, 1997.

Net Income

  The Company's net income in the nine months ended September 30, 1998 was $5.5 million compared to $6.4 million in the nine months ended September 30, 1997, a decrease of $887,000 or 13.8%. The decrease in net income is the net result of decreases in net income from United States railroad operations and industrial switching operations of $3.0 million and $492,000, respectively, offset by net income due to the commencement of operations in Australia of $2.6 million.

Liquidity and Capital Resources

  On August 12, 1998, the Company announced that it would repurchase up to one million shares of its Class A Common Stock in accordance with Exchange Act Rule 10b-18. During August and September, the Company repurchased 345,000 shares of Class A stock at a cost of $4.6 million which will be held in the Company treasury and may be used for customary corporate purposes.

  During the nine months ended September 30, 1998 the Company generated cash from operations of $11.1 million, invested $13.4 million in capital assets, had a net reduction in debt of $4.5 million and received $2.0 million in proceeds from the disposition of property.

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

  The Company, through its initial budget and budget addendums for special projects, has appropriated approximately $15.0 million in capital expenditures in 1998, primarily for track rehabilitation. Of this amount, $1.5 million was used to complete an obligation to replace rail under the terms of a lease of one of the Company's railroads in the United States, and $2.5 million was used in Australia. Approximately $13.4 million of the budgeted capital expenditures of $15.0 million were completed as of September 30, 1998.

  At September 30, 1998 the Company had long-term debt (including current portion) totaling $68.1 million, which comprised 49.9% of its total capitalization. This compares to long-term debt, including current portion, of $74.1 million at December 31, 1997, comprising 52.0% of total capitalization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

PART  II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a 1987 agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages in excess of $100,000. ComEd is IMRR's largest customer and in 1997 accounted for 15% of the consolidated revenues of the Company and its subsidiaries. The Company believes the suit is without merit. IMRR intends to vigorously defend against the suit.

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


                                       GENESEE & WYOMING INC.

Date:  November 16, 1998               By: /s/ Mortimer B. Fuller, III
                                           ---------------------------
                                       Name:  Mortimer B. Fuller, III
                                       Title: Chairman of the Board and
                                              CEO

Date:  November 16, 1998               By: /s/ Alan R. Harris
                                           ---------------------------
                                       Name:   Alan R. Harris
                                       Title: Senior Vice President and
                                        Chief Accounting Officer



            The remainder of this page is intentionally left blank.