Form 10-Q/A
period 1998-09-30
GENESEE & WYOMING INC
filed 1998-12-10
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                      Three Months             Nine Months
                                                   Ended September 30       Ended September 30
                                                    1998         1997        1998         1997
                                                 ------------------------------------------------
OPERATING REVENUES                               $34,707       $23,670     $109,514      $71,741

OPERATING EXPENSES:
  Transportation                                  11,402         7,114       35,174       21,098
  Maintenance of ways and structures               4,151         2,586       12,834        7,605
  Maintenance of equipment                         6,390         3,854       21,262       11,748
  General and administrative                       6,066         4,451       19,102       13,698
  Depreciation and amortization                    2,560         1,764        7,357        4,985
                                                -------------------------------------------------
Total operating expenses                          30,569        19,769       95,729       59,134
                                                -------------------------------------------------
INCOME FROM OPERATIONS                             4,138         3,901       13,785       12,107

Interest expense                                  (1,763)         (629)      (4,968)      (1,850)
Other income                                         101           273          669          503
                                                -------------------------------------------------
Income before provision for income taxes           2,476         3,545        9,486       10,760

Provision for income tax                           1,073         1,418        3,955        4,342
                                                -------------------------------------------------
NET INCOME                                       $ 1,403       $ 2,127     $  5,531      $ 6,418
                                                =================================================

Earnings per common share - basic                $  0.27       $  0.41     $   1.05      $  1.22
                                                =================================================

Weighted average number of shares of
  common stock - basic                             5,213         5,250        5,267        5,250
                                                =================================================

Earnings per common share - diluted              $  0.27       $  0.39     $   1.04      $  1.17
                                                =================================================

Weighted average number of shares of
  common stock - diluted                           5,213         5,452        5,338        5,468
                                                =================================================


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)



                                                                                     Sept. 30,                  Dec. 31,
                                                                                       1998                       1997
                                                                                    (unaudited)
                                                                                 -------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $     6,816                 $   11,434
  Accounts receivable, net                                                             28,293                     29,895
  Note receivable - related party                                                       4,215                      4,499
  Materials and supplies                                                                3,612                      5,039
  Prepaid expenses and other                                                            5,348                      3,145
  Deferred income tax assets, net                                                       2,316                      2,523
                                                                                  ------------------------------------------
Total current assets                                                                   50,600                     56,535
                                                                                  ------------------------------------------
PROPERTY AND EQUIPMENT, net                                                           121,506                    124,985
                                                                                  ------------------------------------------
SERVICE ASSURANCE AGREEMENT, net                                                       13,001                     13,563
                                                                                  ------------------------------------------
OTHER ASSETS, net                                                                      15,312                     15,449
                                                                                  ------------------------------------------

Total assets                                                                      $   200,419                 $  210,532
                                                                                  ==========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                               $       292                 $    1,157
  Accounts payable                                                                     23,481                     30,025
  Accrued expenses                                                                      8,289                      6,796
                                                                                  ------------------------------------------
Total current liabilities                                                              32,062                     37,978
                                                                                  ------------------------------------------
LONG-TERM DEBT                                                                         67,849                     72,987
                                                                                  ------------------------------------------
OTHER LIABILITIES                                                                       2,875                      3,257
                                                                                  ------------------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                   10,494                      8,470
                                                                                  ------------------------------------------
DEFERRED ITEMS_grants from governmental agencies                                       14,714                     15,053
                                                                                  ------------------------------------------
DEFERRED GAIN--sale/leaseback:                                                          4,083                      4,434
                                                                                  ------------------------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,449,531 and 4,404,262 issued and
  outstanding on September 30, 1998 and December 31, 1997, respectively.                   45                         44
 Class B common stock, $0.01 par value, 10 votes per share:
  1,500,000 shares authorized; 845,539 and 846,556 issued and
  outstanding on September 30, 1998 and December 31, 1997, respectively.                    8                          8
 Additional paid-in capital                                                            46,719                     46,205
 Warrants outstanding                                                                      --                        471
 Retained earnings                                                                     28,564                     23,056
 Foreign currency translation adjustment                                               (2,365)                    (1,441)
 Less treasury stock, at cost, 345,000 Class A Shares                                  (4,629)                        --
                                                                                  ------------------------------------------

Total stockholders' equity                                                             68,342                     68,343
                                                                                  ------------------------------------------
Total liabilities and stockholders' equity                                         $  200,419                  $ 210,532
                                                                                  ==========================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                       1998               1997
                                                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $  5,531          $   6,418
  Adjustments to reconcile net income to net cash provided
    by operating activities -
    Depreciation and amortization                                                      7,357              4,985
    Deferred income taxes                                                              2,957              2,086
    Gain on disposition of property and equipment                                        (82)               (12)
    Changes in assets and liabilities, net of balances
     assumed through acquisitions -
      Receivables                                                                        296              2,233
      Materials and supplies                                                             927               (251)
      Prepaid expenses and other                                                          32             (5,585)
      Accounts payable and accrued expenses                                           (6,701)           (12,248)
      Other assets and liabilities, net                                                  758               (532)
                                                                                    ----------------------------
  Net cash provided by (used in) operating activities                                 11,075             (2,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (13,431)            (7,444)
  Proceeds from disposition of property                                                2,012                293
                                                                                    ----------------------------
  Net cash used in investing activities                                              (11,419)            (7,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowings, including capital leases              (13,354)             (9,577)
  Proceeds from issuance of long-term debt                                           13,800              14,880
  Net proceeds on grants                                                                155               2,465
  Proceeds from issuance of common stock                                                 44                  79
  Purchase of treasury stock                                                         (4,629)                 --
                                                                                    ----------------------------
  Net cash (used in) provided by financing activities                                (3,984)               7,847
                                                                                    ----------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           (290)                 --
                                                                                    ----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                                      (4,618)              (2,210)
CASH AND CASH EQUIVALENTS, beginning of period                                       11,434               14,121
                                                                                    ----------------------------

CASH AND CASH EQUIVALENTS, end of period                                            $ 6,816             $ 11,911
                                                                                    ============================
CASH PAID DURING PERIOD FOR:
  Interest                                                                          $ 5,016             $  1,733
  Income taxes                                                                        1,542                4,508
                                                                                    ============================
SUPPLEMETNAL NON-CASH INVESTING ACTIVITES:
  Capital lease obligation                                                          $ (5,200)           $  6,546
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


                                       GENESEE & WYOMING INC.

Date:  December 10, 1998               By: /s/ Mortimer B. Fuller, III
                                           ---------------------------
                                       Name:  Mortimer B. Fuller, III
                                       Title: Chairman of the Board and
                                              CEO

Date:  December 10, 1998               By: /s/ Alan R. Harris
                                           ---------------------------
                                       Name:   Alan R. Harris
                                       Title: Senior Vice President and
                                        Chief Accounting Officer



            The remainder of this page is intentionally left blank.