Form 10-K
period 1998-12-31
GENESEE & WYOMING INC
filed 1999-03-31
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K


/X/ Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998

                                       or

/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the transition period from____to____

                          Commission File No.  0-20847

                              --------------------

                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                             06-0984624
-------------------------------                  ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                      Identification No.)

71 Lewis Street, Greenwich, Connecticut            06830
----------------------------------------         ---------
(Address of principal executive offices)         (Zip Code)

(203) 629-3722
---------------
(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
Title of Each Class                              on which Registered
------------------                               -------------------
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 22, 1999: $38,062,353.

Shares of common stock outstanding as of the close of business on March 22, 1999:

Class                           Number of Shares Outstanding
--------------------            ----------------------------
Class A Common Stock                    4,006,084

Class B Common Stock                      845,447


Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                       DOCUMENT INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13   Registrant's proxy statement to be issued in
                                    connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 25, 1999.



            The remainder of this page is intentionally left blank.

                                     Part I

Item 1. BUSINESS

     Genesee & Wyoming Inc. (the "Registrant" or the "Company") is a holding company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to United States industries with extensive railroad facilities within their complexes. The Company's predecessor, Genesee and Wyoming Railroad Company, was founded in 1899 by E.L. Fuller and his partners. In 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Company and became its Chief Executive Officer, the Company was dependent on a single commodity, salt, produced by a single customer. At that time, the Company generated $3.9 million in operating revenues over its 14 miles of track. In 1978, under the leadership of Mr. Fuller, the Company began a strategy of diversifying its sources of revenues, initially in the railcar leasing business and then through rail line acquisitions and the acquisition of Rail Link, Inc., which provides railroad switching and related services. In 1997, the Company's growth expanded beyond domestic operations to include the Australia Southern Railroad ("ASR"), a new railroad operation which provides freight services in South Australia, and Genesee Rail-One Inc. ("GRO"), a Canadian company in which the Company has 47.5% ownership interest (see Note 17. to Consolidated Financial Statements). GRO operates two short line railroads in Canada, one which is owned and one which is leased. In July, 1998, the Company began serving as the operator of a 900-mile mineral railroad in northern Mexico. The Company's operations are being conducted by its new wholly-owned subsidiary, GW Mexico, S.A. de C.V. The railroad, known as Linea Coahuila Durango, is a concession awarded by the Mexican government in 1998 to two Mexican industrial firms, Grupo Acerero del Norte, S.A. de C.V. and Industrias Penoles, S.A. de C.V. As a result of the Company's acquisition and marketing strategies, the Company has become a diversified rail operation extending over approximately 3,700 miles of track in four countries on two continents. With the addition of the industrial switching subsidiary in 1996 and Australia Southern Railroad in 1997, the Company now serves over 325 customers in 15 states in the United States and 10 major customers in Australia.

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

     The commitment of Class I carriers to increase efficiency and profitability has also led to an increase in merger activity among long haul railroads, such as most recently, the acquisition of Consolidated Rail Corporation by Norfolk Southern Corp. and CSX Transportation, Inc. Such consolidations present both risk and opportunity for the Company. For example, the split up of Conrail will impact the Company's New York and Pennsylvania railroads (see Note 13. To Consolidated Financial Statements).

     Although the acquisition market is highly competitive, the Company believes that there will continue to be opportunities to acquire lines from Class I railroads in the United States and that there may be opportunities to make acquisitions among the over 500 existing short line and regional railroads. The Company believes there may be additional acquisition opportunities in Australia as the state and federal governments seek privatization of the railway system. The Company believes there may be acquisition opportunities in Canada, Mexico and South America as well, although governmental regulations may limit acquisition opportunities in these countries. Both Canadian National Railway and Canadian Pacific Railway have divestment programs, and Mexico is nearing completion of a privatization program of the National Railroad of Mexico which includes the disposition of rail lines.

STRATEGY

     The Company's strategy is to become the dominant provider of rail freight transportation in the markets it serves by (i) growing its business through acquisitions to establish new regions or increasing its presence in existing regions, (ii) expanding its revenue base within each region through marketing efforts, and (iii) improving its operating efficiency through rationalization and consolidation of overhead expenses. The Company's growth to date has been the result of the acquisition of rail properties, which has expanded the Company's customer base and diversified its commodity mix, and its marketing efforts.

     Acquisition of Rail Properties

     The Company seeks to expand its international and U.S. business through the selective acquisition of rail properties, both in new regions and in regions in which it currently operates. The Company's fundamental acquisition strategy is to identify properties that have large industrial customers which will provide the Company with a stable revenue base and the potential to generate incremental revenues and additional customers upon implementation of a focused marketing plan. In new regions, the Company targets rail properties that have adequate size to establish a presence in the region, provide a basis for growth in the region and attract qualified management. When acquiring rail properties in its existing regions, in addition to seeking properties with large industrial customers, the Company targets rail properties where it believes the successful implementation of its operating strategy is likely to generate significant operating efficiencies.

     In evaluating acquisition opportunities, the Company considers, among other matters, the size of the rail operations, opportunities for expansion, commodity and customer diversification, revenue stability, connecting carriers, track condition and maintenance requirements, and expected financial returns. The Company also considers acquisition opportunities that have the potential to enable its railroads to provide better or more cost-effective service to major shippers or to increase and diversify the overall customer base of its railroads. The Company develops acquisition prospects through its relationships with Class I carriers and its reputation in the industry. In addition, the Company uses consultants to assist in the identification and development of acquisition opportunities. The Company has successfully integrated 14 acquisitions of varying sizes and operating characteristics, of which four were existing short lines, eight were Class I divestitures, one was a governmental privatization and one was an industrial switching company which also operates three wholly-owned subsidiary companies.

     The Company acquires rail properties by purchase of assets, or is able to serve a market through lease or operating contract. Typically, the Company bids against other short line and regional operators for available properties. The structure of each transaction is determined based upon economic and strategic considerations. In addition to the financial terms of the transaction, sellers consider more subjective criteria such as a prospective acquiror's operating experience, its reputation among shippers, and its ability to close a transaction and commence operations smoothly. The Company believes it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is able to provide increased revenue to the Class I carriers that connect with its domestic lines. The Company sees this ability to provide increased revenue to Class I carriers as an advantage in bidding for properties in the United States.

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

     Because most of the traffic transported by the Company's railroads in the United States is interchanged with Class I carriers, the Company's domestic marketing efforts are often aimed at enhancing its railroads' relationships with these Class I carriers as well as shippers. The Company provides related rail services such as railcar leasing, railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. For example, the Company supplies cars to its customers or its railroads when, among other things, a customer has a need which cannot be filled by cars supplied by Class I railroads or the Company has an opportunity to provide cars on a cost basis that both meets customer needs and improves the economics of a freight move to the Company. The Company actively manages its railcar portfolio, buying and selling equipment to take advantage of changes in market value in conjunction with changes in its customers' needs.

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

     The Company intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company's shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company's railroads to the economic infrastructure of those regions, approximately $24.3 million in state and federal grants for track rehabilitation and service improvements has been invested in the Company's U.S. rail properties since 1987.

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

RAILROAD OPERATIONS - UNITED STATES

 Customers

     The Company's U.S. railroads currently serve over 325 customers. A large portion of the Company's U.S. railroad operating revenue is attributable to customers operating in the electric utility, forest products, petroleum and chemical industries. As the Company acquires new U.S. railroad operations, the base of customers served continues to grow and diversify. The largest ten U.S. customers, which is a group that changes annually, accounted for approximately 38%, 46% and 50% of the Company's U.S. railroad revenues in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, the Company's largest U.S. customer was Commonwealth Edison, an electric utility, which accounted for approximately 14%, 18% and 18% of the Company's U.S. railroad revenues in 1998, 1997 and 1996, respectively (see Note 13. to Consolidated Financial Statements). The Company typically ships freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years.

 United States Railroad Commodities

     The Company's U.S. railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a well-diversified commodity mix while others transport one or two principal commodities. In 1998, coal, coke and ores and pulp and paper products were the two largest commodity groups transported by the Company's U.S. railroads, constituting 29.1% and 12.6%, respectively, of total U.S. revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 1998 Compared to Year Ended December 31, 1997"), and 34.8% and 9.7%, respectively, of total U.S. carloads. The following table summarizes the aggregate traffic volume of the Company's U.S. railroads by commodity group:

               UNITED STATES CARLOADS CARRIED BY COMMODITY GROUP

                                                                Year Ended              Year Ended
                                                             December 31, 1998       December 31, 1997
                                                          ---------------------      ---------------------
Commodity Group
---------------                                            1998      % of Total       1997      % of Total
                                                           ----      ----------       ----      ----------
  Coal, Coke & Ores                                       75,881        34.8%         82,269        37.4%
  Pulp & Paper                                            21,318         9.7%         20,760         9.4%
  Lumber & Forest Products                                20,802         9.5%         18,171         8.3%
  Other                                                   18,922         8.7%         16,743         7.6%
  Metals                                                  17,862         8.2%         21,268         9.7%
  Farm & Food Products                                    17,451         8.0%         13,390         6.1%
  Petroleum                                               15,992         7.3%         17,456         7.9%
  Minerals & Stone                                        13,679         6.3%         12,657         5.8%
  Chemicals                                               12,503         5.7%         10,496         4.8%
  Autos & Auto Parts                                       3,895         1.8%          6,496         3.0%
                                                       --------------------------------------------------
  Total                                                  218,305       100.0%        219,706       100.0%
                                                       ==================================================


     Coal, coke and ores consists primarily of shipments of coal to utilities and industrial customers.

     Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and fine papers.

     Lumber and forest products consists primarily of finished lumber used in construction, particleboard used in furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.

     Metals consists primarily of scrap metal and finished steel products shipped to and from two steel mills, and coated pipe.

     Farm and food products consists primarily of sugar, molasses, rice and other grains and fertilizer.

     Petroleum products consists primarily of fuel oil and crude oil.

     Minerals and stone consists primarily of gravel and stone used in construction.

     Chemicals consists primarily of various chemicals used in manufacturing.

     Autos and auto parts consists primarily of finished automobiles.

 United States Rail Traffic

     U.S. rail traffic is classified as on-line or overhead traffic. On-line traffic is traffic that either originates or terminates with shippers located on a railroad and is interchanged with another rail carrier. On-line traffic that both originates and terminates on a railroad is referred to as local traffic. Overhead traffic neither originates nor terminates on a railroad, but rather passes over a railroad from one connecting carrier to another.

     The Company believes that on-line shipments provide it with a stability of revenues because such traffic represents shipments to or from shippers located along its lines which cannot easily be diverted to other rail carriers. While overhead traffic is more easily diverted, it is less costly to handle. To offset the potential for diversion of overhead traffic, the Company has sought long-term contracts on its significant overhead traffic. In 1998, 9.5% of U.S. railroad freight revenues was generated by overhead traffic compared to 9.7% in 1997 (see Note 13. to Consolidated Financial Statements).

     The following table summarizes freight revenues by type of traffic carried by the Company's U.S. railroads:

                 UNITED STATES FREIGHT REVENUES BY TRAFFIC TYPE
                             (DOLLARS IN THOUSANDS)

                                    YEAR ENDED          YEAR ENDED
                               DECEMBER 31, 1998     DECEMBER 31, 1997
                              --------------------  --------------------

TRAFFIC TYPE                  AMOUNT   % OF TOTAL   AMOUNT   % OF TOTAL
On-line
          Originated          $22,654     34.3%     $22,537      33.3%
          Terminated           31,602     47.8%      33,435      49.4%
          Local                 5,570      8.4%       5,154       7.6%
                              -------    -----      -------     -----
             Total On-line     59,826     90.5%      61,126      92.4%
          Overhead              6,255      9.5%       6,587       9.7%
                              -------    -----      -------     -----
             Total Traffic    $66,081    100.0%     $67,713     100.0%
                              =======    =====      =======     =====


 U.S. Railroad Employees

     As of December 31, 1998, the Company had 606 full-time employees. Of this total, 156 are members of national labor organizations. The Company has seven contracts with these national labor organizations which have expiration dates ranging to 2000. The Company has also entered into collective bargaining agreements with an additional 86 employees who represent themselves, all of which expire in 1999.

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

     ASR operates unit trains for six major customers, hauling six types of commodities including grain, coal and gypsum. It provides switching, rail yard storage and other rail related facilities for hire to customers. ASR also acquired contracts to operate "hook and pull" trains for three customers.
Unlike the United States, the Australian system guarantees open access to rail lines. ASR provides locomotives, fuel, train crews, and in some cases railcars, to freight forwarding companies. These freight forwarding companies, ASR's customers, contract for blocks of time within which their trains can be operated at certain designated speeds. They are responsible for track access charges and all other costs of operating these trains. ASR operates hook and pull trains for three customers over the 2,100 mile corridor between Melbourne and Perth. Certain of ASR's branchline trains operate over these main lines as well. ASR is not responsible for maintenance of these main lines.

     As of December 31, 1998, ASR had about 168 employees, with about 123 operational staff being members of a union. The contract with the union expires in November, 2000.

U.S. INDUSTRIAL SWITCHING OPERATIONS

     U.S. Industrial switching operations generate non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industries with extensive railroad facilities within their complexes. The Company's U.S. industrial switching operation serves 24 customers in 10 states. These customers are primarily in the chemicals, paper, mining and power generation industries. The provision of the service generally involves locating a work force and locomotives at the customer's facility and tailoring the service level to the switching requirements of the site. As of December 31, 1998, the Company's U.S. industrial switching operations had approximately 242 employees.

SAFETY

     GWI's safety program involves all employees and focuses on the prevention of accidents and injuries. The Senior Vice President of each region is accountable for the results of the program, and each region has an officer responsible for day-to-day program administration. Line supervisors have direct responsibility for the safety and training of their personnel.

     The Company maintains a corporate-wide safety policy facilitated by a full-time Vice-President of Safety and Safety Director. The Company's safety program also gives each railroad the flexibility to develop its own safety rules based on local requirements or practices. Each railroad complies fully with all federal, state and local government regulations. Operating personnel are trained and certified in train operations, hazardous materials handling, proper radio procedures and all other areas subject to governmental rules and regulations.

     The Company also participates in governmental and industry sponsored safety programs. For example, members of the Company's management serve or have served on the Board of Directors of Operation Lifesaver (the national grade crossing awareness program), the New Program Committee of Operation Lifesaver and the American Short Line and Regional Railroad Association Safety Committee. In addition, the Company has a working team consisting of the safety officers from each railroad. This team is charged with ongoing development and refinement of the Company's safety program and coordination with each railroad to insure compliance with and implementation of all safety rules and regulations.

INSURANCE

     The Company has obtained for each of its railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $100,000 to $500,000 per occurrence. In addition, the Company maintains excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policies. The Company also maintains all-risk property damage coverage, subject to a standard pollution exception and self-insured retentions ranging from $10,000 to $250,000.

     Employees of the Company's United States railroads are covered by the Federal Employers' Liability Act ("FELA"), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company's liability insurance policies. Employees of the Company's industrial switching business are covered under workers' compensation policies.

     ASR liability policies have self-insured retentions ranging from $50,000 per occurrence to a one time deductible of $650,000 for rolling stock.
Employees are covered for injury or death by public and private sector insurance arrangements. A levy is paid by ASR to the insurance provider based on the amount of wages and salaries paid by ASR.

     The Company believes its insurance coverage is adequate in light of its experience and the experience of the rail industry. However, there can be no assurance as to the adequacy, availability or cost of insurance in the future.

COMPETITION

     In acquiring rail properties, the Company competes with other short line and regional railroad operators, some of which are larger and have greater financial resources than the Company. Competition for rail properties is based primarily upon price, operating history and financing capability. The Company believes its established reputation as a successful acquiror and operator of short line rail properties, in combination with its managerial and financial resources, effectively positions it to take advantage of acquisition opportunities. However, competition for acquisitions is fierce.

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

REGULATION

     The Company's United States railroads are subject to regulation by the Surface Transportation Board ("STB"), the Federal Railroad Administration ("FRA"), state departments of transportation and some state and local regulatory agencies. The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission. Established by the ICC Termination Act of 1995 ("ICCTA"), the STB has jurisdiction over, among other things, service levels and compensation of carriers for use of their railcars by other carriers. It also must authorize extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers; in limited circumstances, it may condition such authorization upon the payment of severance benefits to affected employees. The STB may review rail carrier pricing only in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The FRA has jurisdiction over safety and railroad equipment standards and also assists in coordinating projects for railroad route simplification.

     In 1980, the Staggers Rail Act fundamentally changed U.S. federal regulatory policy by emphasizing the promotion of revenue adequacy (the opportunity to earn revenues sufficient to cover costs and attract capital) for the railroads and allowing competition to determine to a greater extent rail prices and route and service options. The ICCTA continues the trend towards limiting regulation of rail prices. As a result of these changes in legislative policy, the railroad industry's rate structure has evolved from a system of interrelated prices that applied over different routes between the same points to a combination of market based prices that are now subject to limited regulatory constraints. While U.S. federal regulation of rail prices has been significantly curtailed, U.S. federal regulation of services continues to affect profitability and competitiveness in the railroad industry.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. In the United States these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Australia, these functions are administered by the Environmental Protection Agency on a state level and the Department of Transport on a federal level. There are no material environmental claims currently pending or, to the Company's knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

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

FORWARD-LOOKING STATEMENTS

     This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, or management's beliefs and assumptions. Words such as "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 1 and in Item 7, hereof, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

     The Company currently operates 19 railroads of which 17 are in the United States, one is in Australia and one is in Mexico. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company's railroads. The Company's railroad in Australia operates over approximately 900 miles of track structure which is owned by the Company. The land on which the track structure is built is leased from the State of South Australia for a term of 50 years with a conditional right of renewal for an additional 15 years.



            The remainder of this page is intentionally left blank.

The following table sets forth certain information as of December 31, 1998 with respect to the Company's United States railroads:

RAILROAD AND LOCATION                     TRACK MILES     STRUCTURE    CONNECTING CARRIERS (1)
Allegheny & Eastern Rail, Inc.
("ALY") Pennsylvania                          153  (2)  Owned          BPRR, CR

Bradford Industrial Rail, Inc.
("BR") Pennsylvania                             4  (3)  Owned          BPRR, CR

Buffalo & Pittsburgh Railroad, Inc.                                    ALY, BLE, BR, CN, CP,
("BPRR") New York, Pennsylvania               279  (4)  Owned/Leased   CR, CSX, NS, PS, RSR, SB

The Dansville & Mount Morris
  Railroad Company
("DMM") New York                                8       Owned          GNWR

Genesee and Wyoming Railroad Company
("GNWR") New York                              26  (5)  Owned (5)      CP, CR, DMM, RSR

Pittsburg & Shawmut Railroad, Inc.
("PS") Pennsylvania                           224  (6)  Owned          BPRR, CR

Rochester & Southern Railroad, Inc.
("RSR") New York                               66  (7)  Owned          BPRR, CP, CR, GNWR, NS

Illinois & Midland Railroad, Inc.                                      BNSF, CR, IAIS, IC, NS,
("IMR") Illinois                               97  (8)  Owned          PPU, TPW, UP

Portland & Western Railroad, Inc.
("PNWR") Oregon                               198  (9)  Owned/Leased   BNSF, UP, WPRR, POTB

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

Louisiana & Delta Railroad, Inc.
("LDRR") Louisiana                             87 (11)  Owned/Leased   UP

Carolina Coastal Railway, Inc.
("CLNA") North Carolina                        17 (12)  Leased         NS

Commonwealth Railway, Inc.
("CWRY") Virginia                              17 (13)  Owned/Leased   NS

Talleyrand Terminal Railroad
("TTR") Florida                                10 (14)  Leased         NS, CSX

Corpus Christi Terminal Railroad, Inc.
("CCPN") Texas                                 26 (15)  Leased         UP, BNSF, TM

Golden Isles Terminal Railroad, Inc.           13 (16)  Leased         CSXT, NS
("GITM") Georgia

Savannah Port Terminal Railroad, Inc.           1 (17)  Leased         CSXT, NS
("SAPT") Georgia

     Note: GWI Switching Services, L.P. is no longer included in this table as the operating agreement under which it provided switching services to a Dayton, Texas plastic pellet car storage yard was terminated in December, 1997.

(1)  See Legend of Connecting Carriers following this table.
(2)  In addition, ALY operates by trackage rights over 3 miles of CR.
(3)  In addition, BR operates by trackage rights over 14 miles of BPRR.
(4) Includes 92 miles under perpetual leases and 9 miles under a lease expiring in 2090. In addition, BPRR operates by trackage rights over 27 miles of CSX under an agreement expiring in 2018, and 83 miles of CR under an agreement expiring in 2027. The Company is seeking to rationalize approximately 58 miles of owned track that parallels track under the CR trackage rights agreement.

(5)  The operations of the GNWR have been realigned with those of RSR.
(6) In addition, PS operates over 13 miles pursuant to an operating contract. The assets of PS were acquired on April 29, 1996.
(7)  In addition, RSR has a haulage contract over 52 miles of CP.
(8) In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP. The assets of IMR were acquired on February 8, 1996.
(9) Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement and 92 miles which was purchased in July, 1997. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.
(10) All under lease expiring in 2013, with renewal options subject to both parties' consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(11) Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.
(12) All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989. The Company acquired CLNA on November 9, 1996.
(13) Includes 12.5 miles under lease expiring in 2009. The Company acquired CWRY on November 8, 1996.
(14) All under lease expiring in 1999.
(15) All under lease expiring in 2002.
(16) All under lease expiring in 2002.  The Company acquired GITM in June, 1998.
(17) All under lease expiring in 2002.  The Company acquired SAPT in June, 1998.

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

EQUIPMENT

     As of December 31, 1998, rolling stock of the Company's U.S. railroads consisted of 228 locomotives and 2,427 freight cars, some of which were owned and some of which were leased from others. The Company's rolling stock for its subsidiary in Australia consisted of approximately 80 locomotives and approximately 1,200 wagons (freight cars) owned and in service.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 24, 1996, the Company's Class A Common Stock began trading and is quoted on the Nasdaq National Market. Its trading symbol is GNWR. The tables below show the range of high and low actual trade prices for the Company's Class A Common Stock during each quarterly period of 1998, 1997 and 1996, since its initial public offering.

     YEAR ENDED
     DECEMBER 31, 1998    HIGH    LOW

     1st Quarter          $27.50  $ 20.625

     2nd Quarter          $27.50  $ 17.50

     3rd Quarter          $22.00  $ 11.75

     4th Quarter          $17.00  $ 11.375


     YEAR ENDED
     DECEMBER 31, 1997    HIGH    LOW

     1st Quarter          $37.75  $ 29.00

     2nd Quarter          $31.75  $ 26.25

     3rd Quarter          $35.00  $ 24.00

     4th Quarter          $31.75  $ 22.50


     YEAR ENDED
     DECEMBER 31, 1996    HIGH    LOW

     1st Quarter          N/A     N/A

     2nd Quarter          $21.00  $ 18.25

     3rd Quarter          $30.50  $ 18.50

     4th Quarter          $35.75  $ 25.25


     The Company's Class B Common Stock is not publicly traded.

     The Company did not pay cash dividends in 1998 or 1997. Prior to the initial public offering on June 24, 1996, the Company paid dividends in the first quarter of 1996 aggregating $32,000. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the

Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

     On March 12, 1999 there were 121 holders of record of the Company's Class A Common Stock and 10 holders of record of the Company's Class B Common Stock.

     During 1998 the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act:

     (1) On January 30, 1998 the Company issued to an aggregate of 137 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan to purchase an aggregate of 250,600 shares of Class A Common Stock at an exercise price of $21.25 per share. The shares issuable upon exercise of such options were the subject of a Registration Statement on Form S-8 under the Act.





            The remainder of this page is intentionally left blank.

Item 6. SELECTED FINANCIAL DATA.

     The following selected consolidated income statement data and selected consolidated balance sheet data of the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, have been derived from the Company's consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.

                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       YEAR ENDED DECEMBER 31,
                                          1998       1997       1996       1995      1994
                                        ---------  ---------  ---------  --------  --------
INCOME STATEMENT DATA:
Operating revenues                      $147,472   $103,643   $ 77,795   $53,387   $55,419
Operating expenses                       127,904     87,200     63,801    46,815    47,381

Operating income                          19,568     16,443     13,994     6,572     8,038

Interest expense                          (7,071)    (3,349)    (4,720)   (3,405)   (3,212)

Other income                               6,645        345        651       456       192

Income before income taxes and
extraordinary item                        19,142     13,439      9,925     3,623     5,018

Income taxes                               7,708      5,441      4,020     1,472     2,007

Income before extraordinary item          11,434      7,998      5,905     2,151     3,011

Extraordinary item                            --         --         --      (494)       --

Net income                              $ 11,434   $  7,998   $  5,905   $ 1,657   $ 3,011

Basic earnings per common share:
Income before extraordinary item           $2.20      $1.52   $   1.54   $  0.92   $  1.31

Extraordinary item                            --         --         --     (0.21)       --

Net income                                 $2.20      $1.52   $   1.54   $  0.71   $  1.31

Dividends per common share (1)                --         --   $   0.01   $  0.08   $  0.03

Weighted average number of shares
of common stock                            5,187      5,250      3,829     2,348     2,304

BALANCE SHEET DATA AS OF PERIOD END:

Total assets                            $216,760   $210,532   $145,339   $78,429   $69,888

Total debt                                65,690     74,144     18,731    39,941    32,640

Stockholders' equity                      74,537     68,343     61,683    10,548     9,082


(1) Prior to the initial public offering on June 24, 1996, the Company paid dividends at the discretion of the Company's Board of Directors. The Company did not pay cash dividends after the initial public offering. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

General

     The Company is a holding company whose subsidiaries own and/or operate short line and regional freight railroads and provide related rail services in the United States, Australia and Mexico. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industries with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industries with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its U.S. lines.

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

Joint Venture - Genesee.Rail-One Inc.

     During 1997, the Company formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO is a joint venture with Rail-One Inc. ("Rail-One"), a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000.

     On July 29, 1997, GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180-mile railroad located in Central Ontario. HCRY leases its rail line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

     On November 11, 1997, GRO commenced operations of the Quebec Gatineau Railway Inc. ("QGRY"), a 354-mile railroad linking Quebec City, Montreal and Hull in Southeastern Quebec. QGRY purchased and leased the assets for this railroad from St. Lawrence & Hudson Railway Company Limited which is a subsidiary of Canadian Pacific Railway Company.

     In November 1998, the Company recorded an additional investment of $875,000 for the purchase of a 10-mile segment of track that is contiguous to the QGRY. Additionally, the Company agreed to provide a $2.2 million letter of credit to GRO's primary lender in exchange for relief on certain financial covenants.

     Based on GWI's ownership portion, the Company reported the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. Losses from GRO of $645,000 and $60,000 in 1998 and 1997, respectively, are recorded in other income, net.

     The Company loaned Rail-One $4,613,000 under a promissory note denominated in Canadian currency to substantially finance Rail-One's initial investment in GRO. The note accrued interest at 7.5 percent per annum, earned a commitment fee equal to 4 percent of the principal amount of the note and is secured by Rail-One's 47.5 percent ownership in GRO. The principal of the note, all accrued interest on the principal amount and the commitment fee were due and payable on November 10, 1998. The principal, all accrued interest and the commitment fee were not paid on November 10, 1998, and the Company entered negotiations with Rail-One regarding the transfer of Rail-One's ownership interest in GRO to the Company.

     As of December 31, 1998, the Company's initial investment of approximately $4.9 million and its additional investment of $875,000 was recorded at $5.1 million, a reduction of $705,000 due to GRO operating losses. Additionally, the Company capitalized its note receivable, accrued interest and commitment fee due from Rail-One, totaling approximately $4.7 million, and approximately $3.1 million of trade accounts receivable due from GRO, increasing its total investment in GRO to approximately $12.9 million.

     On March 10, 1999, the Company reached an agreement in principle to acquire Rail-One's 47.5% ownership interest in GRO thereby increasing the Company's ownership of GRO to 95% (see Note 17. to Consolidated Financial Statements). Under the terms of the proposed agreement, the Company would pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period and the Company would grant an option to the owners of Rail-One to purchase 80,000 shares of Class A Common Stock at an exercise price equal to market price on the date of the grant, assumed to be about March 31, 1999. The option to purchase 80,000 shares is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. Upon execution of a definitive agreement, the operating results of GRO will be consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder.

GW Mexico, S.A. de C.V.

     On July 29, 1998 the Company began serving as the operator of a 900-mile mineral railroad in northern Mexico. The Company's operations are being conducted by its new wholly-owned subsidiary, GW Mexico, S.A. de C.V. The railroad, known as Linea Coahuila Durango, is a concession awarded by the Mexican government in 1998 to two Mexican industrial firms, Grupo Acerero del Norte, S.A. de C.V. and Industrias Penoles, S.A. de C.V. The operating results of GW Mexico, S.A. de C.V. are not material and are reported in U.S. railroad operations.

Insurance Recoveries

     The Company receives insurance proceeds in the normal course of business for recoveries related to derailment damages and employee and third party claims. These proceeds are treated as a reduction to operating expenses. Significant insurance proceeds related to other matters are recorded in other income. In 1998, included in other income is $6.0 million of insurance proceeds.

Genesee & Wyoming Australia Pty. Ltd.

     On August 28, 1997 the Company's wholly-owned subsidiary, Genesee & Wyoming Australia Pty. Ltd. ("GWIA"), was awarded the contract to purchase certain selected assets of the railroad freight operation of SA Rail, a division of Australian National Railway which was controlled by the Commonwealth Government of Australia (see Note 2. to Consolidated Financial Statements). SA Rail provided intrastate freight services in South Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty. Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locomotives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997, GWIA closed on the purchase of the assets and commenced operation of railroad freight service under the name of Australia Southern Railroad Pty. Ltd. The assets were acquired for approximately $33.1 million, including related costs. The assets consist primarily of road and track structure, railroad rolling stock and other equipment. The acquisition of assets was partially financed through two new debt agreements in the aggregate amount of $22.2 million (see Note 8. to Consolidated Financial Statements).



            The remainder of this page is intentionally left blank.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Consolidated Operating Revenues

     Operating revenues were $147.4 million in 1998 compared to $103.6 million in 1997, an increase of $43.8 million or 42.3%. The increase was attributable to $39.3 million in revenues from the Australia operation, a $3.7 million increase in United States railroad revenues, and a $823,000 increase in U.S. industrial switching revenues.

     The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

     United States Railroad Operating Revenues

     Operating revenues were $88.1 million in the year ended December 31, 1998 compared to $84.4 million in the year ended December 31, 1997, an increase of $3.7 million or 4.4%. The increase was attributable to a $5.3 million increase in non-freight revenues, which offset a $1.6 million decrease in freight revenues.

The following table compares freight revenues, carloads and average freight revenues per carload for 1998 and 1997:

   United States Freight Revenues and Carloads Comparison by Commodity Group
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands,
                          except average per carload)

                                                                                                                Average
                                                                                                                Freight
                                                                                                                Revenue
                                Freight Revenues                       Carloads                                 Per
                               ------------------                      --------                                 Carload


                                    % of                  % of                  % of                  % of
Commodity Group        1998        Total     1997        Total     1998        Total     1997        Total    1998   1997
--------------------  -------      -----    -------      -----    -------      -----    -------      -----    -----  -----
Coal, Coke & Ores     $19,245        29.1%  $21,452        31.7%   75,881        34.8%   82,269        37.4%  $ 254  $ 261
Pulp & Paper            8,295        12.6%    7,920        11.7%   21,318         9.7%   20,760         9.4%    389    382
Petroleum Products      7,135        10.8%    8,349        12.3%   15,992         7.3%   17,456         7.9%    446    478
Chemicals &
Plastics                6,337         9.6%    5,761         8.5%   12,503         5.7%   10,496         4.8%    507    549
Lumber & Forest
 Products               6,098         9.2%    6,093         9.0%   20,802         9.5%   18,171         8.3%    293    335
Farm & Food Products    4,919         7.4%    3,865         5.7%   17,451         8.0%   13,390         6.1%    282    289
Metals                  4,879         7.4%    5,188         7.7%   17,862         8.2%   21,268         9.7%    273    244
Minerals & Stone        3,790         5.8%    3,346         4.9%   13,679         6.3%   12,657         5.8%    277    264
Other                   3,438         5.2%    2,287         3.4%   18,922         8.7%   16,743         7.6%    182    137
Autos & Auto Parts      1,945         2.9%    3,452         5.1%    3,895         1.8%    6,496         3.0%    499    531
                    ---------------------------------------------------------------------------------------

Total                 $66,081       100.0%  $67,713       100.0%  218,305       100.0%  219,706       100.0%    303    308
                    ======================================================================================================

  The decrease in freight revenues was attributable to the decline in freight revenues from shipments of coal, autos and auto parts, petroleum products and metals. Freight revenues from coal were $19.2 million in the year ended December 31, 1998, compared to $21.4 million in the year ended December 31, 1997, a decrease of $2.2 million or 10.3% primarily due to reduced shipments of coal resulting from scheduled maintenance and inventory adjustments at a key customer's facilities. Freight revenues from autos and auto parts were $1.9 million in the year ended December 31, 1998, compared to $3.4 million in the year ended December 31, 1997, a decrease of $1.5 million or 43.7% primarily due to reduced shipments resulting from loss of overhead freight from a contract change between CSXT and Ford, and labor issues in the auto industry. Freight revenues from petroleum products were $7.1 million in the year ended December 31, 1998, compared to $8.3 million in the year ended December 31, 1997, a decrease of $1.2 million or 14.5% due to reduced shipments resulting from scheduled maintenance at a key customer's facilities. Freight revenues from metals were $4.9 million in the year ended December 31, 1998, compared to $5.2 million in the year ended December 31, 1997, a decrease of $309,000 or 5.9%.
The decrease in freight revenues from coal, autos and auto parts, petroleum products and metals was partially offset by increases in freight revenues from farm and food products of $1.1 million or 27.3%, chemicals and plastics of $576,000 or 10.0%, minerals and stone of $444,000 or 13.3% and pulp and paper of $375,000 or 4.7%. Freight revenues from all remaining commodities reflected a net increase of $1.2 million.

  Total carloads were 218,305 in the year ended December 31, 1998 compared to 219,706 in the year ended December 31, 1997, a decrease of 1,401 or 0.6%. Also, the overall average revenue per carload declined to $303 in the year ended December 31, 1998, compared to $308 per carload in the year ended December 31, 1997, a decrease of 1.6% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $22.0 million in the year ended December 31, 1998 compared to $16.7 million in the year ended December 31, 1997, an increase of $5.3 million or 32.0%. The increase was primarily due to increases in car hire and rental income of $2.0 million, other income of $1.8 million and switching revenue of $1.5 million.

     Australia Railroad Operating Revenues (U.S. Dollars)

  Operating revenues were $46.7 million in the year ended December 31, 1998, compared to $7.4 million in the year ended December 31, 1997, an increase of $39.3 million or 528.8%. The increase consisted of $35.7 million in freight revenues and $3.6 in non-freight revenues. The increase was primarily attributable to a full year of operations in 1998 as compared to operations which began on November 8, 1997.

  The following table outlines Australian freight revenues for the periods ended December 31, 1998 and 1997:



            The remainder of this page is intentionally left blank.

                    Australian Freight Revenue by Commodity
                     Years Ended December 31, 1998 and 1997
                                 (in thousands)


Commodity Group                                                   1998                    1997
---------------------------------------------------------------------------------------------------
Hook and Pull (Haulage)                                         $15,288                  $1,969
Grain                                                            13,040                   2,377
Coal                                                              7,514                     817
Gypsum                                                            2,788                     463
Marble                                                            1,949                     268
Lime                                                              1,052                     203
Other                                                               368                     215
                                                              ---------               ---------

Total                                                           $41,999                  $6,312
                                                              =========               =========


  Australia non-freight revenues were $4.7 million in the year ended December 31, 1998, compared to $1.1 million in the year ended December 31, 1997, an increase of $3.6 million or 322.6%. The increase consisted of $2.4 million in car hire and rental income and $1.2 million in other income. The increase was primarily attributable to a full year of operations in 1998 as compared to operations which began on November 8, 1997.

     U.S. Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $12.6 million in the year ended December 31, 1998 compared to $11.8 million in the year ended December 31, 1997, an increase of $823,000 or 7.0%. The increase was primarily attributable to a broadening of the customer base of Rail Link, Inc.

     Consolidated Operating Expenses

  Operating expenses for all operations combined were $127.9 million in 1998 compared to $87.2 million in 1997, an increase of $40.7 million or 46.7%. Expense increases attributable to operations in Australia, which began in November, 1997, represented $31.2 million or 76.6% of the change, expense increases attributable to U.S. railroad operations represented $7.7 million or 19.0% of the change, and expense increases in U.S. industrial switching represented $1.8 million or 4.4% of the change.

  The following three sections provide information on railroad expenses in the United States and Australia, and U.S. industrial switching expenses in the United States.

     United States Railroad Operating Expenses

  The following table sets forth a comparison of the Company's United States railroad operating expenses in 1998 and 1997:

                             United States Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                                                   1998                     1997
                                                   ----                     ----

                                       $            % of Operating   $        % of Operating
                                                        Revenue                  Revenue
Labor and benefits                        $30,822        35.0%       $28,041       33.2%
Equipment rents                            11,060        12.6%         8,755       10.4%
Purchased services                          4,496         5.1%         3,872        4.6%
Depreciation and amortization               7,277         8.3%         6,092        7.2%
Diesel fuel                                 3,187         3.6%         4,239        5.0%
Casualties and insurance                    2,937         3.3%         4,280        5.1%
Materials                                   3,485         4.0%         3,837        4.5%
Other                                      12,285        13.9%         8,707       10.4%
                                          ---------------------------------------------

 Total                                    $75,549        85.8%       $67,823       80.4%
                                          =============================================

  Labor and benefits expense was $30.8 million in 1998 compared to $28.0 million in 1997, an increase of $2.8 million or 9.9%, due primarily to general increases in wages and benefits for all railroad operations and the addition of several new senior management positions in general and administrative.

  Equipment rents were $11.1 million in 1998 compared to $8.8 million in 1997, an increase of $2.3 million or 26.3%, due primarily to new operating leases for railroad rolling stock utilized by the Company's leasing subsidiary.

  Purchased services were $4.5 million in 1998 compared to $3.9 million in 1997, an increase of $624,000 or 16.1%, due primarily to increases in maintenance of way contract work of approximately $277,000 and information systems and general and administrative contract work of approximately $413,000, offset by a net decrease in all other departments of $66,000.

  Depreciation and amortization expense was $7.3 million in 1998 compared to $6.1 million in 1997, an increase of $1.2 million or 19.5%, due primarily to increased capital spending in 1998 and 1997.

  Diesel fuel was $3.2 million in 1998 compared to $4.2 million in 1997, a decrease of $1.0 million or 24.8%, due primarily to a decline in diesel fuel prices.

  Casualties and insurance expense, including claims brought under the Federal Employers' Liability Act, was $2.9 million in 1998 compared to $4.3 million in 1997, a decrease of $1.4 million or 31.4%, due primarily to a decrease in derailment expense of approximately $739,000 and a decrease in claims expense of approximately $584,000.

  Materials expense was $3.5 million in 1998 compared to $3.8 million in 1997, a decrease of $352,000 or 9.2%, due primarily to decreases in maintenance of way and maintenance of equipment repairs.

  Other expense was $12.3 million in 1998 compared to $8.7 million in 1997, an increase of $3.6 million or 41.1%, due primarily to increases in acquisition expense of $1.1 million, trackage rights of $1.0 million, general and administrative of $1.0 million, legal and accounting fees of $341,000 and other expenses, net of $137,000.

     Australia Railroad Operating Expenses (U.S. Dollars)

  The following table sets forth a comparison of the Company's Australia railroad operating expenses in 1998 and 1997:

                               Australia Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                                                  1998                         1997
                                                  ----                         ----

                                         $    %      of Operating      $            % of Operating
                                                        Revenue                       Revenue
Labor and benefits                        $ 5,263         11.3%         $  899         12.1%
Equipment rents                               593          1.3%             81          1.1%
Purchased services                         13,538         29.0%          2,298         30.9%
Depreciation and amortization               1,842          3.9%            246          3.3%
Diesel fuel                                 8,895         19.0%          1,409         19.0%
Casualties and insurance                    1,415          3.0%            347          4.7%
Materials                                   1,734          3.7%            134          1.8%
Other                                       4,627          9.9%          1,312         17.6%
                                          -------         ----          ------         ----

 Total                                    $37,907         81.1%         $6,726         90.5%
                                          =======         ====          ======         ====

  All operating expense increases are primarily attributable to a full year of operations in 1998 as compared to operations which began on November 8, 1997.



            The remainder of this page is intentionally left blank.

     U.S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in 1998 and 1997:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                                                 1998                          1997
                                                 ----                          ----

                                         $           % of Operating   $          % of Operating
                                                        Revenue                      Revenue
Labor and benefits                        $ 9,019         71.3%       $ 8,457         71.5%
Equipment rents                               217          1.7%           102          1.0%
Purchased services                            291          2.3%           241          2.0%
Depreciation and amortization                 798          6.3%           661          5.6%
Diesel fuel                                   466          3.7%           499          4.2%
Casualties and insurance                    1,363         10.8%           927          7.8%
Materials                                     758          6.0%           524          4.4%
Other                                       1,533         12.1%         1,240         10.5%
                                          -------        -----        -------        -----

 Total                                    $14,445        114.2%       $12,651        107.0%
                                          =======        =====        =======        =====

  Labor and benefits expense was $9.0 million in 1998 compared to $8.5 million in 1997, an increase of $562,000 or 6.6%, which was primarily attributable to a broadening of the customer base of Rail Link, Inc.

  Casualties and insurance expense was $1.4 million in 1998 compared to $927,000 in 1997, an increase of $436,000 or 47.0%, which was primarily attributable to an increase in derailment expense of $184,000 and an increase in claims expense of $236,000

  Other expense was $1.5 million in 1998 compared to $1.2 million in 1997, an increase of $293,000 or 23.6%, which was primarily attributable to a broadening of the customer base of Rail Link, Inc.

  All other expense categories were $2.5 million in 1998 compared to $2.0 million in 1997, an increase of $503,000 or 24.8%, which was primarily attributable to a broadening of the customer base of Rail Link, Inc.

     Operating Ratios

  The Company's combined operating ratio increased to 86.7% in 1998 from 84.1% in 1997. The operating ratio for U.S. railroad operations increased to 85.8% in 1998 from 80.4% in 1997. The operating ratio for Australia railroad operations decreased to 81.1% in 1998 from 90.5% in 1997. The operating ratio for U.S. industrial switching operations increased to 114.2% in 1998 from 107.0% in 1997.

     Interest Expense and Income Taxes

  The Company's combined interest expense was $7.0 million in 1998 compared to $3.3 million in 1997, an increase of $3.7 million or 111.1%. Interest expense for U.S. railroad operations increased to $4.4 million in 1998 from $2.8 million in 1997, an increase of $1.6 million or 56.9%. This increase is primarily attributable to the partial financing of the acquisition in Australia (for which the Company used its Credit Facility but did not allocate the interest to Australia railroad operations), an investment in GRO which operates two railroads in Canada, and a new capital lease for equipment. Interest expense for Australia railroad operations increased to $2.3 million in 1998 from $320,000 in 1997, an increase of $2.0 million or 615.3%. This increase was primarily to attributable a full year of operations in 1998 as compared to operations which began on November 8, 1997. Interest expense for U.S. industrial switching operations increased to $376,000 in 1998 from $220,000 in 1997, an increase of $156,000 or 70.9%.

  The Company's effective income tax rate was 40.3% and 40.5% in 1998 and 1997, respectively.

     Other Income

  The Company's other income in 1998 was $6.6 million compared to other income in 1997 of $345,000, an increase of $6.3 million or 1,826.1%. The increase was attributable to $6.0 million of insurance proceeds recorded in the United States railroad operations.

     Net Income

  The Company's net income in 1998 was $11.4 million compared to net income in 1997 of $8.0 million, an increase of $3.4 million or 42.9%. The increase was attributable to increases in net income from the Australia operation of $3.7 million and United States railroad operations of $548,000, which offset an increase in the net loss in U.S. industrial switching operations of $792,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Consolidated Operating Revenues

  Operating revenues were $103.6 million in 1997 compared to $77.8 million in 1996, an increase of $25.8 million or 33.2%. The increase was attributable to $7.4 million in revenues from the Australia operation, a $8.4 million increase in United States railroad revenues, and a $10.0 million increase in U.S. industrial switching revenues.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

     United States Railroad Operating Revenues

  Operating revenues were $84.4 million in the year ended December 31, 1997 compared to $75.9 million in the year ended December 31, 1996, an increase of $8.5 million or 11.0%. The increase was attributable to a $5.4 million increase in freight revenues and a $3.1 million increase in non-freight revenues. The increases in freight and non-freight revenues are largely attributable to having a full year of operations in 1997 on acquisitions made in 1996.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for 1997 and 1996:

   United States Freight Revenues and Carloads Comparison by Commodity Group
                     Years Ended December 31, 1997 and 1996
                             (dollars in thousands,
                          except average per carload)

                                                                                                                Average
                                                                                                                Freight
                                                                                                                Revenue
                                                                                                                Per
                             Freight Revenues                                   Carloads                        Carload
                             ------------------                                 --------                        -------


                                     % of                  % of                  % of                % of
Commodity Group        1997         Total    1996         Total    1997         Total    1996        Total    1997   1996
--------------------   ----         -----    ----         -----    ----         -----    ----        -----    ----   ----
Coal, Coke & Ores     $21,452        31.7%  $20,368        32.7%   82,269        37.4%   81,606        40.5%  $ 261  $ 250
Petroleum Products      8,349        12.3%    8,679        13.9%   17,456         7.9%   17,549         8.8%    478    495
Pulp & Paper            7,920        11.7%    7,223        11.6%   20,760         9.4%   19,480         9.7%    382    371
Lumber & Forest
 Products               6,093         9.0%    5,302         8.5%   18,171         8.3%   17,135         8.5%    335    309
Chemicals &
Plastics                5,761         8.5%    4,317         6.9%   10,496         4.8%    8,289         4.1%    549    521
Metals                  5,188         7.7%    5,211         8.4%   21,268         9.7%   20,218        10.0%    244    258
Farm & Food Products    3,865         5.7%    3,537         5.7%   13,390         6.1%   11,402         5.7%    289    310
Autos & Auto Parts      3,452         5.1%    3,316         5.3%    6,496         3.0%    6,301         3.1%    531    526
Minerals & Stone        3,346         4.9%    2,572         4.1%   12,657         5.8%    9,066         4.5%    264    283
Other                   2,287         3.4%    1,791         2.9%   16,743         7.6%   10,261         5.1%    137    175
                    ---------------------------------------------------------------------------------------

Total                 $67,713       100.0%  $62,316       100.0%  219,706       100.0%  201,307       100.0%  $ 308  $ 310
                    ======================================================================================================


  The increase in U.S. freight revenues was largely attributable to having a full year of operations in 1997 on acquisitions made during 1996. These acquisitions generated freight revenues of $22.6 million during 1997 compared to $19.0 million during 1996, an increase of $3.6 million. Approximately $2.0 million of this increase resulted from the shipment of coal, which was offset by a decrease of approximately $875,000 in the shipment of coal on existing operations, for a net increase in freight revenue from the shipment of coal of $1.1 million. Other significant increases in freight revenues were $1.4 million in chemicals and plastics, $791,000 in lumber and forest products, $774,000 in minerals and stone, and $697,000 in pulp and paper. All remaining commodities had slight increases and decreases which, when netted, result in an increase of approximately $607,000.

  United States non-freight railroad revenues were $16.7 million in the year ended December 31, 1997 compared to $13.7 million in the year ended December 31, 1996, an increase of $3.0 million or 21.9%. The increase was primarily due to increases in car hire and rental income of $1.0 million and switching revenue of $2.1 million offset by decreases in other income of $159,000.

     Australia Railroad Operating Revenues (U.S. Dollars)

  Operating revenues were $7.4 million in the year ended December 31, 1997, for operations which commenced on November 8, 1997. Revenues consisted of freight revenues of $6.3 million and non-freight revenues of $1.1 million (as discussed earlier in this Item 7. under the heading "Results of Operations - Year Ended December 31, 1998 Compared to Year Ended December 31, 1997").

     U.S. Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $11.8 million in the year ended December 31, 1997 compared to $1.8 million in the year ended December 31, 1996, an increase of $10.0 million or 558.0%. The increase was primarily attributable a full year of operations in 1997 as compared to operations which began in November, 1996.

     Consolidated Operating Expenses

  Operating expenses for all operations combined were $87.2 million in 1997 compared to $63.8 million in 1996, an increase of $23.4 million or 36.7%. Expense increases attributable to operations in Australia, which began in November, 1997, represented $6.7 million or 28.7% of the change, expense increases attributable to U.S. railroad operations represented $5.8 million or 24.9% of the change, and expense increases in U.S. industrial switching represented $10.9 million or 46.4% of the change.

  The following three sections provide information on railroad expenses in the United States and Australia, and industrial switching expenses in the United States.

     United States Railroad Operating Expenses

The following table sets forth a comparison of the Company's U.S. railroad operating expenses in 1997 and 1996:

                             United States Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1997 and 1996
                             (dollars in thousands)

                                                    1997                     1996
                                                    ----                     ----

                                         $         % of Operating    $         % of Operating
                                                       Revenue                   Revenue
Labor and benefits                        $28,041        33.2%       $24,144        31.8%
Equipment rents                             8,755        10.4%         8,501        11.2%
Purchased services                          3,872         4.6%         3,320         4.4%
Depreciation and amortization               6,092         7.2%         5,930         7.8%
Diesel fuel                                 4,239         5.0%         4,331         5.7%
Casualties and insurance                    4,280         5.1%         4,590         6.0%
Materials                                   3,837         4.5%         3,397         4.5%
Other                                       8,707        10.4%         6,560         8.6%
Special charge                                ---         0.0%         1,360         1.8%
                                          ----------------------------------------------

 Total                                    $67,823        80.4%       $62,133        81.8%
                                          ==============================================

  Labor and benefits expense was $28.0 million in 1997 compared to $24.1 million in 1996, an increase of $3.9 million or 16.1%, due primarily to increases of approximately $2.2 million from acquisitions made in 1996 and $1.7 million on existing operations.

  Other expense was $8.7 million in 1997 compared to $6.6 million in 1996, an increase of $2.1 million or 32.7%, due primarily to increases from acquisitions made in 1996.

  After adjusting for the special charge of $1.4 million in 1996, all other expense categories combined aggregated $31.1 million in 1997 compared to $30.1 million in 1996, an increase of $1.0 million or 3.3%, due primarily to increases from acquisitions made in 1996.

  Special charge expense of $1.4 million in 1996 represents the impairment of assets of $1.1 million and employee severance and pension termination expense of $220,000 related to the Company's realignment of operations and decision to close certain supporting facilities of one of its subsidiaries resulting from the closure of a customer's mine (see Note 4. to Consolidated Financial Statements).

     Australia Railroad Operating Expenses (U.S. Dollars)

  Operating expense was $6.7 million in the year ended December 31, 1997, for operations which commenced on November 8, 1997 (as discussed earlier in this Item 7. under the heading "Results of Operations - Year Ended December 31, 1998 Compared to Year Ended December 31, 1997").

     U.S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. Industrial Switching operating expenses in 1997 and 1996:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Years Ended December 31, 1997 and 1996
                             (dollars in thousands)

                                                    1997                        1996
                                                    ----                        ----

                                         $           % of Operating    $          % of Operating
                                                         Revenue                   Revenue
Labor and benefits                        $ 8,457         71.5%         $1,053        58.6%
Equipment rents                               102          0.9%             10         0.6%
Purchased services                            241          2.0%             78         4.3%
Depreciation and amortization                 661          5.6%            122         6.8%
Diesel fuel                                   499          4.2%            102         5.7%
Casualties and insurance                      927          7.8%             36         2.0%
Materials                                     524          4.4%             89         5.0%
Other                                       1,240         10.5%            178         9.8%
                                          -------------------------------------------------

 Total                                    $12,651        106.9%         $1,668        92.8%
                                          ================================================


  All expense increases were primarily attributable to a full year of operations in 1997 as compared to operations which began in November, 1996.

     Operating Ratios

  The Company's combined operating ratio increased to 84.1% in 1997 from 82.0% in 1996. The operating ratio for U.S. railroad operations decreased to 80.4% in 1998 from 81.8% in 1996. The operating ratio for Australia railroad operations was 90.5% in 1997. The operating ratio for U.S. industrial switching operations increased to 106.9% in 1997 from 92.8% in 1996.

     Interest Expense and Income Taxes

  The Company's combined interest expense was $3.3 million in 1997 compared to $4.7 million in 1996, a decrease of $1.4 million or 29.0%. Interest expense for U.S. railroad operations decreased to $2.7 million in 1997 from $4.7 million in 1996, a decrease of $2.0 million or 42.3%. The decrease reflects the repayment of $45.8 million of debt on June 28, 1996, from the proceeds of the Company's initial public offering, combined with other reductions to debt using cash generated from operations, offset in part by increased debt related to the financing of the acquisition in Australia, an investment in GRO which operates two railroads in Canada, and a new capital lease for equipment. Interest expense for Australia railroad operations increased to $438,000 in 1997. Interest expense for industrial switching operations increased to $220,000 in 1997 from $56,000 in 1996, an increase of $164,000 or 292.9%.

  The Company's effective income tax rate was 40.5% in 1997 and 1996, respectively.

     Net Income

  The Company's net income in 1997 was $8.0 million compared to net income in 1996 of $5.9 million, an increase of $2.1 million or 35.4%. The increase was attributable to net income from the Australia operation of $194,000 and an increase in net income from United States railroad operations of $2.6 million which offset an increased net loss from U.S. industrial switching operations of $745,000.

Liquidity and Capital Resources

  During 1998, the Company generated cash from operations of $23.8 million, generated cash from asset sales of $2.6 million, received $3.2 million in state grant funds for track rehabilitation, and had a net cash reduction to debt of $2.1 million. During the year the Company invested $10.0 million in equipment and rolling stock and $6.9 million in track improvements and buildings. Additionally, the Company acquired $6.4 million in rolling stock in a non-cash exchange for similar assets. These expenditures were apart from the Company's additional investment of $3.1 million in cash and $4.7 million in other assets in GRO which operates two railroads in Canada (see Notes 3. and 17. to Consolidated Financial Statements). The Company also repurchased 345,000 shares of its Class A Common Stock at a cost of $4.6 million which will be held in the Company treasury (see Note 14. to Consolidated Financial Statements).

  During 1997, the Company generated cash from operations of $6.3 million, generated cash from asset sales of $581,000, received $2.9 million in state grant funds for track rehabilitation, and had net new borrowings of $45.2 million. During the year the Company invested $16.3 million, including capital leases of $11.8 million, in equipment and rolling stock, and $9.4 million in track improvements and buildings. These expenditures were apart from the

Company's investment in the Australia acquisition (see Note 2. to Consolidated Financial Statements) and its investment in GRO which operates two railroads in Canada (see Notes 3. and 17. to Consolidated Financial Statements).

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

  In October, 1997, the Company amended and restated its credit facilities agreement to provide for a $65.0 million revolving credit facility. The facility has a maturity date of October 31, 2002. The credit facilities accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0.75% to 1.5% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.25% and 0.375% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of $6.5 million. These credit facilities are guaranteed by all domestic subsidiaries of the Company and contain a negative pledge of assets. The credit facilities agreement requires the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, cash flow coverage and EBITDA less defined capital expenditures to interest expense, all as defined in the agreement. In September, 1998, certain covenants of the credit facilities agreement regarding consolidated cash flow, investments and capital expenditures were amended, and a Consent to Stock Repurchase Program (see Note 14. to Consolidated Financial Statements) was incorporated into the credit facilities agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1998.

  At December 31, 1998 the Company had long-term debt (including current portion) totaling $65.7 million, which comprised 46.8% of its total capitalization. This compares to long-term debt, including current portion, of $74.1 million at December 31, 1997, comprising 52.0% of total capitalization.

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

  The Company has budgeted approximately $27.1 million in capital expenditures in 1999, primarily for track rehabilitation, of which $10.1 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company's railroads, and $6.2 million is expected to be used in Australia.

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

  All of the Company's railroad operations and management processes are supported through licensed third party development and contracted operations. These systems are third party certified Year 2000 compliant. With respect to electronic commerce transmissions, the Company is currently capable of supporting certain Year 2000 compliant EDI (4010) transactions. Remaining Year 2000 compliant EDI transactions will be implemented according to railroad industry-wide schedules. Full EDI compliance is expected during the second quarter of 1999. Because the potential exists that not all of the Company's trading partners will achieve Year 2000 compliance, the Company's operational systems will accommodate non-Year 2000 electronic commerce transmissions as well as Year 2000 ready transmissions.

  All of the Company's financial, purchasing, inventory, asset management, payroll and human resource systems supporting business operations are third party systems. The third party vendors have certified all packages to be Year 2000 compliant.

  With respect to non-information technology systems that may impact operations and/or business processes, the Company has conducted initial assessments of its rail yard and office facilities and found no major Year 2000 problems or obstacles.

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

  Failure to achieve Year 2000 compliance by the Company, other railroads, its suppliers, and its customers could negatively affect the Company's ability to conduct business for an extended period. Management believes that the Company will be successful in its Year 2000 conversion; however, there can be no assurance that other companies on which the Company's systems and operations rely will be converted on a timely basis, and such failure could have a material effect on the Company's financial position, results of operations, or liquidity.



            The remainder of this page is intentionally left blank.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under a credit facility and a capital lease arrangement, both of which have variable interest rates tied to the LIBOR rate. In addition, the Company's Australian subsidiary has a variable rate loan, one-half of which fluctuates with market changes in interest rates and one-half of which is fixed at 6.24%. The Australian loan is denominated in Australia dollars. The Company estimates that the fair value of these debt instruments approximated their market values and carrying values at December 31, 1998. The Company invests excess cash in overnight money market accounts.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 25, 1999 under "Election of Directors" and "Executive Officers", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 25, 1999 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 25, 1999 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 25, 1999 under "Related Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.



            The remainder of this page is intentionally left blank.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

  Financial Statements:

  Report of Independent Public Accountants

  Consolidated Balance Sheets as of December 31, 1998 and 1997

  Consolidated Statements of Income for the Years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

  Schedule II - Valuation and Qualifying Accounts

  (B) REPORTS ON FORM 8-K

       Not applicable.

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

Date                                 Title                Signature

March 30, 1999               CEO and Director          /s/ Mortimer B. Fuller, III
                                                       --------------------
                                                       Mortimer B. Fuller, III

March 30, 1999               Senior Vice President     /s/ Alan R. Harris
                             and Chief Accounting      --------------------
                             Officer                   Alan R. Harris

March 30, 1999               Senior Vice  President,   /s/ Mark W. Hastings
                             Chief Financial           ---------------------
                             Officer and Treasurer     Mark W. Hastings


March 30, 1999               Director                  /s/ James M. Fuller
                                                       ------------------
                                                       James M. Fuller

March 30, 1999               Director                  /s/ Louis S. Fuller
                                                       ------------------
                                                       Louis S. Fuller

March 30, 1999               Director                  /s/ Robert M. Melzer
                                                       ------------------
                                                       Robert M. Melzer

March 30, 1999               Director                  /s/ John M. Randolph
                                                       ------------------
                                                       John M. Randolph

March 30, 1999               Director                  /s/ Philip J. Ringo
                                                       ------------------
                                                       Philip J. Ringo

Report of Independent Public Accountants

To the Board of Directors and the Shareholders of Genesee & Wyoming Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Genesee & Wyoming Inc. and issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 16, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description (in thousands)               December 31,
                                    1998    1997    1996
                                    ----    ----    -----
Accounts Receivable - Allowance
for Doubtful Receivables           $250      $167     $76



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

 (4) Instruments defining the rights of security holders, including indentures

        (a) Form of Restated Certificate of Incorporation (Exhibit 3.2)2

        (b) By-laws (Exhibit 3.3)1

        (c) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

        (d) Form of Class B Stockholders' dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

        (e) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)1

        (f) Second Amended and Restated Revolving Credit Agreement dated as of October 31, 1997 among the Registrant, its subsidiaries, BankBoston, N.A. and the Banks named therein. (Exhibit 4.1)8

*(4.1) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc.

 (9)     Voting Trust Agreement

         Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

(10)     Material Contracts

         The Exhibits referenced under (4)(d) through (4)(f) and (4)(l) hereof are incorporated herein by reference.

          (a) Form of Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)2

          (b) Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)2

          (c) Form of Employment Agreement between the Registrant and each of its executive officers (Exhibit 10.3)1

          (d) Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.4)2

          (e) Asset Purchase Agreement dated February 8, 1996 between Illinois & Midland Railroad, Inc. and Stanford PRC Acquisition Corp. (Exhibit 10.61)1

          (f) Guaranty dated as of February 8, 1996 of the Registrant in favor of Stanford PRC Acquisition Corp. (Exhibit 10.62)1

          (g) Assignment and Assumption Agreements dated as of February 1996 between Chicago & Illinois Midland Railway Company and Illinois & Midland Railroad, Inc. (Exhibit 10.63)18,

          (h) Warrant Purchase Agreement dated as of February 8, 1996 between the Registrant and First National Bank of Boston. (Exhibit 10.64)1

          (i) Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union. (Exhibit 10.65)1

          (j) Asset Purchase Agreement dated April 19, 1996 among Pittsburg & Shawmut Railroad, Inc., the Registrant, The Pittsburg & Shawmut Railroad Company, Red Bank Railroad Company, Mountain Laurel Railroad Company and Arthur T. Walker Estate Corporation, and Amendment No. 1 to Asset Purchase Agreement dated April 19, 1996. (Exhibit 10.70)4

          (k) Amendment No. 1 to Warrant Purchase Agreement dated as of May 31, 1996 between the Registrant and FSC Corp. (Exhibit 10.71)2

          (l) Stock Purchase Agreement dated as of November 8, 1996 between Brenco, Incorporated, Rail Link, Inc. and the Registrant (Exhibit 10.1)5

          (m) Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)6

          (n) Share Sale Agreement dated 28 August 1997 between the Commonwealth of Australia, Genesee & Wyoming Australia Pty. Limited (now named Australia Southern Railroad Pty. Limited) and the Registrant, and Amendment Agreement dated 7 November 1997 with respect thereto. (Exhibit 2.1)7

          (o) Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)8

          (p) Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty. Ltd., the Lessee, dated 7 November 1997. (Exhibit 10.2)8

          (q) Amendment No. 2. To the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)9

          (r) Amendment No. 1. To the Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.2)9

*(10.1) Promissory Note dated May 20, 1998 of Mortimer B. Fuller, III in favor of the Registrant.

*(10.2) Assignment Letter between Charles W. Charbot and the Registrant, effective November 1, 1997

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

*(21.1)  Subsidiaries of the Registrant

 (22) Published report regarding matters submitted to vote of security holders

               Not applicable.

*(23.1)  Consent of Arthur Andersen LLP

 (24)    Power of attorney

               Not applicable.

*(27.1)  Financial Data Schedule for Year Ended December 31, 1998

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

          4Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

          5Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

          6Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended June 30, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

          7Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 8-K dated November 7, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

          8Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

          9Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Genesee & Wyoming Inc. and Subsidiaries:

     Report of Independent Public Accountants..............................F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997..........F-3

     Consolidated Statements of Income for the Years Ended December 31,
      1998, 1997 and 1996..................................................F-4

     Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for the Years Ended December 31, 1998, 1997 and 1996...........F-5

     Consolidated Statements of Cash Flows for the Years Ended December
      31, 1998, 1997 and 1996..............................................F-6

     Notes to Consolidated Financial Statements............................F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



     ARTHUR ANDERSEN LLP

Chicago, Illinois
February 16, 1999
(except with respect to the matter discussed in Note 17., as to which the date is March 10, 1999)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                        Dec. 31,        Dec. 31,
ASSETS                                                                    1998            1997
CURRENT ASSETS:                                                         ------------------------
        Cash and cash equivalents                                       $ 14,396        $ 11,434
        Accounts receivable, net                                          31,723          29,895
        Materials and supplies                                             3,502           5,039
        Prepaid expenses and other                                         2,914           3,145
        Deferred income tax assets, net                                    2,315           2,523
                                                                        ------------------------
Total current assets                                                      54,850          52,036
                                                                        ------------------------
PROPERTY AND EQUIPMENT, net                                              125,562         124,985
                                                                        ------------------------
SERVICE ASSURANCE AGREEMENT, net of accumulated
        amortization of $2.1 million and $1.4 million                     12,814          13,563
                                                                        ------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                   13,215           9,581
                                                                        ------------------------
OTHER ASSETS, net                                                         10,319          10,367
                                                                        ------------------------
Total assets                                                            $216,760        $210,532
                                                                        ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current portion of long-term debt                               $  2,591        $  1,157
        Accounts payable                                                  28,814          30,025
        Accrued expenses                                                  11,338           6,796
                                                                        ------------------------
Total current liabilities                                                 42,743          37,978
                                                                        ------------------------
LONG-TERM DEBT                                                            63,099          72,987
                                                                        ------------------------
OTHER LIABILITIES                                                          2,803           3,237
                                                                        ------------------------
DEFERRED INCOME TAX LIABILITIES, net                                      12,006           8,470
                                                                        ------------------------
DEFERRED ITEM--grants from governmental agencies                          17,607          15,083
                                                                        ------------------------
DEFERRED GAIN--sale/leaseback                                              3,965           4,434
                                                                        ------------------------
STOCKHOLDERS' EQUITY:
  Class A Common Stock, $0.01 par value, one vote per share;
    12,000,000 shares authorized; 4,450,276 and 4,404,262 issued and outstanding on December 31, 1998 and December 31, 1997,
    respectively                                                              45              44
  Class B Common Stock, $0.01 par value, 10 votes per share;
    1,500,000 shares authorized; 845,539 and 846,556 issued and outstanding on December 31, 1998 and December 31, 1997,
    respectively                                                               8               8
  Additional paid-in capital                                              46,730          46,205
  Warrants outstanding                                                       ---             471
  Retained earnings                                                       34,490          23,056
  Other comprehensive income (loss)                                       (2,107)         (1,441)
  Less treasury stock, at cost, 345,000 Class A shares                    (4,629)            ---
                                                                        ------------------------
Total stockholders' equity                                                74,537          68,343
                                                                        ------------------------
Total liabilities and stockholders' equity                              $216,760        $210,532
                                                                        ========================

      The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)



                                                                                Years Ended December 31,
                                                                        1998            1997           1996
                                                                  -------------------------------------------
OPERATING REVENUES                                                 $ 147,472       $  103,643     $   77,795
                                                                   ------------------------------------------


OPERATING EXPENSES
  Transportation                                                      46,784           31,690         18,952
  Maintenance of ways and structures                                  17,306           10,483          9,431
  Maintenance of equipment                                            27,968           17,537         14,218
  General and administrative                                          25,929           20,491         13,788
  Depreciation and amortization                                        9,917            6,999          6,052
  Special charge                                                          --               --          1,360
                                                                     ----------------------------------------
Total operating expenses                                             127,904           87,200         63,801
                                                                     ----------------------------------------

INCOME FROM OPERATIONS                                                19,568           16,443         13,994

Interest expense                                                      (7,071)          (3,349)        (4,720)
Other income                                                           6,645              345            651
                                                                     ----------------------------------------

Income before provision for income taxes                              19,142           13,439          9,925

Provision for income tax                                               7,708            5,441          4,020
                                                                     ----------------------------------------

NET INCOME                                                         $  11,434       $    7,998     $    5,905
                                                                   ==========================================

Earnings per common share - basic                                  $    2.20       $     1.52     $     1.54
                                                                   ==========================================

Weighted average number of shares of
  common stock - basic                                                 5,187            5,250          3,829
                                                                   ==========================================

Earnings per common share - diluted                                $    2.19       $     1.47     $     1.49
                                                                   ==========================================

Weighted average number of shares of
  common stock - diluted                                               5,229            5,447          3,966
                                                                   ==========================================


  The accompanying notes are an integral part of these consolidated financial statements.

GENESSEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(in thousands)


                              Class A   Par     Class B   Par                                  Other                     Total
                              Common    Value   Common    Value   Paid-in            Retained  Comprehensive  Treasury   Stockholder
                              Stock     $0.01   Stock     $0.01   Capital   Warran   Earnings  Income (Loss)  Stock      Equity
                               ----------------------------------------------------------------------------------------------------


BALANCE, December 31, 1995       1,502    $  15    847      $   8   $ 1,340    --      $ 9,185        ---         ---      $ 10,548
Comprehensive income:
Net income                       ---       ---     ---       ---      ---      --        5,905        ---         ---
Currency translation
 adjustments                     ---       ---     ---       ---      ---      --         ---         ---         ---
Total comprehensive income       ---       ---     ---       ---      ---      --         ---         ---         ---         5,905
Issuance of stock warrants       ---       ---     ---       ---      ---      $471       ---         ---         ---           471
Proceeds from issuance of
  stock--initial offering        2,898       29    ---       ---     44,751    --         ---         ---         ---        44,780
Proceeds from issuance of
  stock--employee purchase       ---       ---     ---       ---         11    --         ---         ---         ---            11
Cash dividends                   ---       ---     ---       ---      ---      --         (32)        ---         ---           (32)
                                ----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996       4,404       44    847          8    46,102     471     15,058        ---         ---        61,683

Comprehensive income:
Net income                       ---       ---     ---       ---      ---      --        7,998        ---         ---
Currency translation
 adjustments                     ---       ---     ---       ---      ---      --         ---     $ (1,441)       ---
Total comprehensive income       ---       ---     ---       ---      ---      --         ---         ---         ---         6,557
Proceeds from issuance of
  stock--employee purchase           4     ---     ---       ---        103    --         ---         ---         ---           103
                                ----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997       4,400       44    847          8    46,205     471     23,056      (1,441)       ---        68,343

Comprehensive income:
Net income                       ---       ---     ---       ---      ---      --       11,434        ---         ---
Currency translation
 adjustments                     ---       ---     ---       ---      ---      --         ---         (666)       ---
Total comprehensive income       ---       ---     ---       ---      ---      --         ---         ---         ---        10,768
Proceeds from issuance of
  stock--employee purchase           4        1    ---       ---         54    --         ---         ---         ---            55
Warrants exercised                  42     ---     ---       ---        471    (471)      ---         ---         ---         ---
Treasury stock acquisitions,
   345,000 shares                ---       ---     ---       ---      ---      --         ---         ---        $(4,629)    (4,629)
                                 ---------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998        4,450     $ 45    847     $    8  $ 46,730    --      $34,490     $(2,107)     $(4,629)  $  74,537
                                 ===================================================================================================



                      The accompanying notes are an integral part of these consolidated financial statements.

GENESEE WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                                                        Year Ended December 31,
                                                                                1998            1997            1996
                                                                                ----            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                $  11,434       $   7,998        $  5,905
  Adjustment to reconcile net income to net cash provided
    by operating activities-
    Depreciation and amortization                                               9,917           6,999           6,052
    Deferred income taxes                                                       4,985           2,863           1,332
    Gain on disposition of property                                              (410)            (13)           (633)
    Special charge                                                               ----            ----           1,360
    Changes in assets and liabilities, net of balances
      assumed through acquisitions-
        Receivables                                                            (3,575)         (9,848)         (7,781)
        Materials and supplies                                                  1,188             477          (1,861)
        Prepaid expenses and other                                                150          (1,362)           (239)
        Accounts payables and accrued expenses                                  1,710          (2,015)         25,217
        Other assets and liabilities, net                                      (1,595)          1,210           1,060
                                                                            ------------------------------------------
  Net cash provided by operating activities                                    23,804           6,309          30,412
                                                                            ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                          (16,901)        (13,891)         (8,174)
  Purchase of assets of Chicago & Illinois Midland Railway Company               ----            ----         (26,330)
  Purchase of assets of Pittsburg & Shawmut Railroad Company,
    Mountain Laurel Railroad Company and Red Bank Railroad Company               ----            ----         (11,966)
  Purchase of common stock of Rail Link, Inc.                                    ----            ----         (12,122)
  Purchase of assets of Australian National Railway                              ----         (33,079)           ----
  Investment in affiliate                                                      (3,084)         (9,412)           ----
  Proceeds from disposition of property                                         2,597             581          17,790
                                                                            ------------------------------------------
  Net cash used in investing activities                                       (17,388)        (55,801)        (40,802)
                                                                            ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowings, including capital lease         (22,852)        (24,982)        (73,400)
  Proceeds from issuance of long-term debt                                     20,800          70,885          51,437
  Debt issuance costs                                                            ----            (739)         (1,642)
  Net proceeds on grants                                                        3,208           2,903             771
  Dividends paid                                                                 ----            ----             (32)
  Proceeds from issuance of stock--employee purchase                               55             103              11
  Purchase of treasury stock                                                   (4,629)           ----            ----
  Issuance of stock warrants                                                     ----            ----             471
  Proceeds from issuance of stock--initial public offering                       ----            ----          44,780
                                                                            ------------------------------------------
  Net cash (used in) provided by financing activities                          (3,418)         48,170          22,396
                                                                            ------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      (36)         (1,365)           ----
                                                                            ------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,962          (2,687)         12,006
CASH AND CASH EQUIVALENTS, beginning of period                                 11,434          14,121           2,115
                                                                            ------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                    $  14,396       $  11,434        $ 14,121
                                                                            ==========================================
CASH PAID DURING PERIOD FOR:
  Interest                                                                  $   7,092       $   2,474        $  4,347
  Income taxes                                                                  1,042           5,056           2,138
                                                                            ==========================================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
  Assumption of liabilities in connection with purchase of
    assets of Chicago & Illinois Midland Railway Company                         ----            ----        $  1,394
  Assumption of deferred credits from governmental agencies in connection with purchase of assets of Pittsburg & Shawmut Railroad Company,
    Mountain Laurel Railroad Company and Red Bank Railroad Company               ----            ----           3,194
  Capital lease obligation                                                  $  (5,261)      $  11,761            ----
                                                                            ==========================================


 The accompanying notes are an integral part of these consolidated financial statements.

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                    ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------------

1.      THE COMPANY'S BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
        -----------------------------------------------------------

Genesee & Wyoming Inc. and Subsidiaries (the "Company") operates 19 short line and regional railroads in New York, Pennsylvania, Louisiana, Oregon, Texas, Illinois, Florida, North Carolina, Virginia, Georgia and, beginning in 1998 and 1997, Mexico and Australia (see Note 2.), respectively, through its various subsidiaries. The Company, through its leasing subsidiary, also buys, sells, leases and manages railroad transportation equipment. The Company, through its industrial switching subsidiary, also provides freight car switching and related services to industries in the United States with extensive railroad facilities within their complexes. The Company has an unconsolidated 47.5 percent equity interest in a Canadian company which owns and operates two railroads in Canada (See Note 3. and Note 17.).

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


        Road Properties...............................20-50 years
        Equipment......................................3-20 years

The Company continually evaluates whether events and circumstances have occurred that indicate assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not an impairment has occurred.

Service Assurance Agreement
---------------------------

The service assurance agreement represents a commitment from one of the most significant customers of the Company, to one of the subsidiary railroads (see
Note 2. and Note 13.), which grants the Company the exclusive right to serve indefinitely three of the customer's facilities. The service assurance agreement is amortized on a straight-line basis over the same period as the related track structure, which is 20 years.

Earnings per Share
------------------

Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period. Unexercised stock options and warrants, calculated under the treasury stock method, are the only reconciling items between the Company's basic and diluted earnings per share. The number of options and warrants, included in the denominator, used to calculate diluted earnings per share are 412,820, 409,822 and 424,347 for 1998, 1997 and 1996, respectively. Options to purchase 280,400 and 39,000 shares of stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Significant Customer Relationship
---------------------------------

A large portion of the Company's operating revenues is attributable to customers operating in the electric utility, paper, petroleum products and chemical industries in the United States, and the farm and food products, coal and transportation (hook and pull) industries in Australia. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers, which is a group that changes annually, accounted for approximately 42%, 37% and 49% of the Company's revenues in 1998, 1997 and 1996, respectively. One customer in the electric utility industry accounted for approximately 9%, 15% and 18% of the Company's revenues in 1998, 1997 and 1996, respectively (see Note 2. and Note 13.). The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. Although the Company's accounts receivable include a diverse number of customers and railroads, the collection of these receivables is substantially dependent upon the economies of the regions in which the Company operates, the electric utility, paper, petroleum products, chemical, farm and food, coal and transportation industries, and the railroad sector of the economy in general.

Insurance Recoveries
--------------------

The Company receives insurance proceeds in the normal course of business for recoveries related to derailment damages and employee and third party claims. These proceeds are treated as a reduction to operating expenses. Insurance proceeds related to other matters are recorded in other income. In 1998, included in other income is $6.0 million of insurance proceeds.

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

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the 1998 presentation.

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign subsidiary were prepared in their respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted-average rate for the period for the statement of income. Translation adjustments are reflected as foreign currency translation adjustments in Shareholders' Equity and accordingly have no effect on net income. Translation adjustments for transactions denominated in foreign currency are included in other expense and were $331,000 and $114,000 in 1998 and 1997, respectively.

2.      EXPANSION OF OPERATIONS:
        ------------------------

Genesee & Wyoming Australia Pty. Ltd.
-------------------------------------

On August 28, 1997, the Company's wholly-owned subsidiary, Genesee & Wyoming Australia Pty. Ltd. ("GWIA"), was awarded the contract to purchase certain selected assets of the railroad freight operation of SA Rail, a division of Australian National Railway which was controlled by the Commonwealth Government of Australia. SA Rail provided intrastate freight services in South Australia, interstate haulage of contract freight, rolling stock rental and maintenance, and interstate track maintenance. GWIA bid as part of a consortium including EDI Clyde Engineering and Transfield Pty. Ltd. EDI Clyde is a major Australian provider of railway rolling stock and holds the Australian license for GM/EMD locomotives. Transfield is a major Australian engineering, construction and infrastructure maintenance provider. On November 8, 1997 GWIA closed on the purchase of the assets and commenced operation of railroad freight service under the name of Australia Southern Railroad Pty. Ltd. The assets were acquired for approximately $33.1 million, including related costs. The assets consist primarily of road and track structure, railroad rolling stock and other equipment.

Rail Link, Inc.
---------------

On November 8, 1996, the Company completed its acquisition of all of the common stock of Rail Link, Inc. ("Rail Link") for approximately $10.6 million in cash of which $9.1 million was paid in 1996 and $1.5 million was paid in 1997. Rail Link provides freight car switching and related services to United States industries with extensive railroad facilities within their complexes. The acquisition was accounted for as a purchase.

Pittsburg & Shawmut Railroad, Inc.
----------------------------------

On April 29, 1996, a newly formed subsidiary, Pittsburg & Shawmut Railroad, Inc. ("Pittsburg & Shawmut"), purchased certain assets, primarily road and track structure, of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company, and Red Bank Railroad Company for approximately $15.2 million, including related costs. In addition, the purchase and sale agreement provides for additional contingency payments of up to $2.5 million. A portion of these payments are required (up to a maximum of $500,000 plus interest) if certain coal shipments during any calendar year from 1997-1999, as defined, exceed 290,000 tons. The remaining contingency payments (up to a maximum of $2.0 million) are calculated as 25% of the gross revenues attributable to certain coal shipments that exceed 564,793 tons during any calendar year from 2000-2009, as defined. Upon resolution of the amount of the contingency payments, there will be an additional element of cost related to the transaction, which will be recorded as goodwill and amortized over the same period as the related track structure, which is 20 years. On December 31, 1998 and 1997, the Company met certain contingency payment criteria and recorded $419,000 and $192,000 of goodwill, respectively. The acquisition was accounted for as a purchase.

Illinois & Midland Railroad, Inc.
---------------------------------

On February 8, 1996, a newly-formed subsidiary, Illinois & Midland Railroad, Inc. ("Illinois & Midland"), purchased certain assets, primarily road and track structure, of Chicago & Illinois Midland Railway Company for approximately $27.7 million, including related costs and the assumption of certain liabilities. A significant portion of this subsidiary's operating revenue (68% in 1998, 74% in 1997 and 76% in 1996) is attributable to coal shipments for one customer which is an electric utility (see Note 1. and Note 13.). The acquisition was accounted for as a purchase.

3.      JOINT VENTURE AND RELATED PARTY TRANSACTIONS:
        ---------------------------------------------

During 1997, the Company formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada (See Note 17.). GRO is a joint venture with Rail-One Inc. ("Rail-One"), a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000.

On July 29, 1997, GRO commenced operations of the Huron Central Railway Inc. ("HCRY"), a 180-mile railroad located in Central Ontario. HCRY leases its rail line from the Canadian Pacific Railway for a 20 year term and is responsible for operation and maintenance of the leased line.

On November 11, 1997, GRO commenced operations of the Quebec Gatineau Railway Inc. ("QGRY"), a 354-mile railroad linking Quebec City, Montreal and Hull in Southeastern Quebec. QGRY purchased and leased the assets for this railroad from St. Lawrence & Hudson Railway Company Limited which is a subsidiary of Canadian Pacific Railway Company.

In November, 1998, the Company recorded an additional investment of $875,000 for the purchase of a 10-mile segment of track which is contiguous to QGRY. Additionally, the

Company agreed to provide a $2.2 million letter of credit to GRO's primary lender in exchange for relief on certain financial loan covenants.

Based on GWI's ownership portion, the Company reported the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. Losses from GRO of $645,000 and $60,000 in 1998 and 1997, respectively, are recorded in other income, net.

The Company loaned Rail-One $4,613,000 through a promissory note denominated in Canadian currency to substantially finance Rail-One's initial investment in GRO. The note accrued interest at 7.5 percent per annum, earned a commitment fee equal to 4 percent of the principal amount of the note and is secured by Rail-One's 47.5 percent ownership in GRO. The principal of the note, all accrued interest on the principal amount and the commitment fee were due and payable on November 10, 1998. The principal, all accrued interest and the commitment fee were not paid on November 10, 1998, and the Company entered negotiations with Rail-One regarding the transfer of Rail-One's ownership interest in GRO to the Company (See Note 17.).

As of December 31, 1998, the Company's initial investment of approximately $4.9 million and its additional investment of $875,000 were recorded at $5.1 million, a reduction of $705,000 due to GRO operating losses. Additionally, the Company capitalized its note receivable, accrued interest and commitment fee due from Rail-One. totaling approximately $4.7 million, and approximately $3.1 million of trade accounts receivable due from GRO, increasing its total investment in GRO to approximately $12.9 million.

4.      SPECIAL CHARGE:
        ---------------

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





            The remainder of this page is intentionally left blank.

5.      PROPERTY AND EQUIPMENT:
        -----------------------

Major classifications of property and equipment are as follows (amounts in thousands):


                                                        1998         1997
                                                        ----         ----

 Road properties                                     $ 92,638     $ 83,093
 Equipment and other                                   61,420       66,341
                                                     --------     --------
                                                      154,058      149,434
Less- Accumulated depreciation and amortization        28,496       24,449
                                                     --------     --------
                                                     $125,562     $124,985
                                                     ========     ========

6.      OTHER ASSETS:
        -------------

Major classifications of other assets are as follows (amounts in thousands):

                                                        1998         1997
                                                        ----         ----

 Goodwill                                            $  4,238     $  4,238
 Deferred financing costs                               2,456        3,073
 Assets held for sale or future use                     2,239        2,023
 Other                                                  3,615        2,565
                                                     --------     --------
                                                       12,548       11,899
Less- Accumulated amortization                          2,229        1,532
                                                     --------     --------
                                                     $ 10,319     $ 10,367
                                                     ========     ========

Goodwill is being amortized on a straight-line basis over 20 years. Deferred financing costs are amortized over the periods covered by the related revolving credit agreement and other applicable finance agreements using the straight-line method, which is not materially different from the amortization computed using the effective-interest method (see Note 8.). Assets held for sale or future use relate to the shutdown of one of the Company's subsidiaries (see Note 4.).

7.      LEASES:
        -------

Lessor
------

Several subsidiaries of the Company lease rolling stock to third parties and affiliated companies under agreements that are accounted for as operating leases. The property held for lease on December 31, 1998, totaled $6.2 million less accumulated depreciation of $0.4 million. The following is a schedule by years of minimum future rentals receivable on noncancelable operating leases (amounts in thousands):

        1999.............................................$3,174
        2000.............................................   287
        2001.............................................   223
        2002.............................................   223
        2003.............................................   205
        Thereafter.......................................   512
                                                          -----

                                                         $4,624
                                                          =====

Approximately $2.8 million of the $3.2 million rental receivable due in 1999 is from leases to an unconsolidated affiliate which is a subsidiary of GRO (see
Note 17.).

During 1998, a subsidiary of the Company sold, through several transactions, approximately 530 railroad freight cars which had previously accounted for a significant portion of the Company's minimum future rentals receivable on non cancelable operating leases. The proceeds of the sales were used to acquire railroad rolling stock which had previously been utilized under terms of a capital lease.

Lessee
------

The Company has entered into several leases for rolling stock, locomotives and other equipment. Operating lease expense for the years ended December 31, 1998, 1997 and 1996, was approximately $6.3 million, $2.0 million and $1.3 million, respectively.

In December, 1997, a subsidiary of the Company entered into an agreement with a bank to lease 911 boxcars at an average monthly rate of $177 per car for a lease term of one year. The lease includes an option to automatically renew for four subsequent one year terms at a periodic rent equal to the rent applicable during the initial term. The lease also includes an option to purchase all of the cars, subject to certain conditions, at the end of five one-year periods. If certain conditions related to the return of the cars are met, the Company could be required to pay a fee equal to one year of lease payments. The boxcars were simultaneously leased to an unconsolidated affiliate which is a subsidiary of GRO at a rate of $185 per car per month (see Note 17.).

On December 27, 1996, the Company completed the sale of 53 of its locomotives to a leasing company for a net sale price of approximately $11,950,000. The proceeds were applied to debt on the Company's credit facilities (see Note 8.). Simultaneously, a subsidiary of the Company entered into an agreement with the leasing company to lease the locomotives back. The sale resulted in a deferred gain of approximately $4,902,000 which is being amortized over the term of the lease as a non-cash offset to rent expense.

The following is a summary of future minimum payments under noncancelable leases (amounts in thousands):

        1999.............................................$5,261
        2000............................................. 2,264
        2001............................................. 1,982
        2002............................................. 1,687
        2003............................................. 1,532
        Thereafter....................................... 3,783
                                                         ------

        Total minimum payments..........................$16,509
                                                         ======

In 1992, a subsidiary of the Company entered into a lease agreement with a Class I carrier to operate 185 miles of track in Oregon. This subsidiary began operations in 1993. The subsidiary has assumed all operating and financial responsibilities including maintenance and regulatory compliance. Under the lease, no payments to the lessor are required as long as the subsidiary interchanges its freight traffic with only the lessor. Through December 31, 1998, no payments were required under this lease arrangement as all traffic has been interchanged with the lessor. The lease is subject to an initial 20 year term and shall be renewed for successive ten year renewal terms, unless either party elects not to renew the lease. If the lessor terminates the lease for any reason, the lessor must reimburse the subsidiary for its depreciated basis in the property.

In August, 1995, another subsidiary of the Company signed an agreement with the same Class I carrier to lease and operate 53 miles of track in Oregon. The lease is subject to an initial 20 year term and shall be renewed for an additional ten years, unless either party elects not to renew the lease. Under the lease, no payments to the lessor are required as long as the subsidiary maintains minimum levels of traffic and provided the subsidiary interchanges its freight traffic with only the lessor and certain permitted carriers. The maximum annual lease payment required if this subsidiary did not move any traffic would be $1.3 million. In October, 1995, this subsidiary signed an agreement with another Class I carrier to lease and operate an additional 53 miles of connecting track in Oregon. The lease is subject to an initial three year term and shall be renewed for successive three year intervals, unless either party elects not to renew the lease. Under the lease, no payments to the lessor are required as long as the subsidiary interchanges its freight traffic with only the lessor and certain permitted carriers. On November 19, 1997, this lease was replaced by the purchase of certain assets, rights and obligations including a rail service easement which is a permanent and exclusive easement over the rail corridors previously under lease. Under all of these arrangements, the Company has assumed all operating and financial responsibilities including maintenance and regulatory compliance. Through December 31, 1998, no payments were required under either lease arrangement.

8.      LONG-TERM DEBT:
        ---------------

Long-term debt consists of the following (amounts in thousands):

                                                                  1998     1997
                                                                 -------  -------
Credit facilities with variable interest depending upon
 certain financial ratios of the Company, as defined
 (7.0% at December 31, 1998), with the balance due in
 2002, net of unamortized discount of $195,000 ($290,000
 in 1997).                                                       $33,604  $27,410

Promissory note payable with interest at 8% and principal
 payments due annually of $1,187,000 if certain conditions,
 as specified in the agreement, are met, with the balance
 due in 2000.                                                      8,922    8,922

Capital lease obligations with variable interest at LIBOR
 plus 1.5%.  Balance paid in February, 1999.                       6,500   11,761

Variable rate loan with variable interest on 50% of the
 loan and interest at 6.24% on the remaining 50%, payable
 in semi-annual installments commencing in June, 1999
 through November, 2002.  Change in balance due to currency
 conversion of Australian to U.S. dollars at different rates.     14,088   14,991

Subordinated debt facility with interest at 6.16%, no
 amortization requirements, with the balance paid in 1998.             -    7,170

Other debt with interest rates up to 8% and maturing at
 various dates between 1999 and 2006.                              2,576    3,890
-------------------------------------------------------------    ----------------
                                                                  65,690   74,144
Less- Current portion                                              2,591    1,157
-------------------------------------------------------------    ----------------
Long-term debt, less current portion                             $63,099  $72,987
=============================================================    ================

Credit Facilities
-----------------

In October, 1997, the Company amended and restated its credit facilities agreement to provide for a $65 million revolving credit facility. The facility has a maturity date of October 31, 2002. The credit facilities accrue interest at prime or the Eurodollar rate, at the option of the Company, plus the applicable margin, which varies from 0.75% to 1.5% depending upon the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.25% and 0.375% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of $6.5 million. These credit facilities are guaranteed by all domestic subsidiaries of the Company and contain a negative pledge of assets. The credit facilities agreement requires the maintenance of certain covenants, including, but not limited to, funded debt to EBITDA, cash flow coverage, and EBITDA less defined capital expenditures to interest expense, all as defined in the agreement. In September, 1998, certain covenants of the credit facilities agreement regarding consolidated cash flow, investments and capital expenditures were amended, and a Consent to Stock Repurchase Program (see Note 14.) was incorporated into the credit facilities agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1998.

Promissory Note
---------------

The promissory note payable with an outstanding balance of $8,922,000 at December 31, 1998, provides for annual principal payments of $1,187,000 by a subsidiary provided the subsidiary meets certain levels of revenue and cash flow. In accordance with these provisions, the subsidiary was not required to make any principal payments in 1998 or 1997. The subsidiary did, however, make principal payments of $100,000 in 1997 due to additional requirements regarding the sale of assets, as defined in the agreement. The subsidiary does not expect that it will be required to make a principal payment in 1999. The annual debt maturity schedule has been adjusted accordingly. The terms of the agreement call for payment of all outstanding principal in 2000.

Capital Lease Obligation
------------------------

In March, 1997, a subsidiary of the Company entered into a master lease agreement with a leasing company. The lease provides for the inclusion of up to $13.0 million in railroad rolling stock. As of December 31, 1998 and 1997, the Company's subsidiary had $6.5 million and $11.8 million, respectively, of equipment under this lease. During 1998, the Company reduced its lease obligation through the purchase of $5.3 million of rolling stock assets held under the master lease agreement. Lease payments in 1998 were interest only at LIBOR plus 1.5%. The $6.5 million lease obligation at December 31, 1998, was liquidated in February, 1999, by the purchase of the remaining assets held under the master lease agreement.

Variable Rate Loan
--------------------

In November, 1997, a subsidiary of the Company entered into a variable rate loan denominated in Australian currency which calls for semi-annual payments commencing on June 30, 1999, with the final installment due in November, 2002. There is a fixed interest rate swap over 50% of the loan balance, effectively fixing the interest rate at 6.24% for 50% of the loan for the life of the loan. The loan is secured by a first ranking fixed and floating charge over all the present and future assets of the Australia Southern Railroad Pty. Ltd. and SA Rail Pty. Ltd. and control over all indebtedness of the Australia Southern Railroad Pty. Ltd. to Genesee & Wyoming Australia Pty. Ltd.

Subordinated Debt Facility
--------------------------

In November, 1997, a subsidiary of the Company entered into a subordinated debt facility repayable November, 1999. There was a fixed interest rate swap over 100% of the loan balance, effectively fixing the interest rate at 6.16% for the life of the loan. This subordinated debt facility was repaid in September 1998.

Schedule of Future Payments
---------------------------

The following is a summary of the maturities of long-term debt as of December 31, 1998 (amounts in thousands):

        1999.............................................$ 2,591
        2000............................................. 11,611
        2001.............................................  2,683
        2002............................................. 42,339
        2003.............................................    596
        Thereafter.......................................  5,870
                                                          ------

                                                         $65,690
                                                         =======

9.      INTEREST RATE RISK MANAGEMENT:
        ------------------------------

The Company uses derivative financial instruments, specifically interest rate caps and interest rate swaps, to manage its variable interest rate risk on long-term debt.

Interest Rate Swap--In November and December, 1998, the Company entered into two-year interest rate swap agreements with a financial institution whereby, effective December 31, 1998, the Company fixed its LIBOR interest rate at an average of 4.98% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under these agreements is $20.0 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

Interest Rate Swap--In November, 1997, a subsidiary of the Company entered into a five-year interest rate swap agreement with a financial institution effectively fixing its interest rate at 6.24% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement is $7.5 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

Interest Rate Swap--In November, 1997, a subsidiary of the Company entered into a five-year interest rate swap agreement with a financial institution effectively fixing its interest rate at 6.16% by exchanging its variable interest rate on long-term debt for a fixed interest rate. The notional amount under this agreement is $7.2 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

10.     PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
        -----------------------------------------------

The Company provides a noncontributory defined benefit plan for non-union employees of a subsidiary, and a postretirement benefit plan to certain active and retired employees of another subsidiary. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (dollars in thousands):

                                                                     Other
                                                                     Retirement
                                                  Pension            Benefits

                                                  1998     1997      1998       1997
                                                  ----     ----      ----       ----
Change in benefit obligation:
Benefit obligation at beginning of period        $  774   $  635    $  492     $  548
Service cost                                        149      141        --          3
Interest cost                                        58       47        34         41
Plan participants' contributions                     --       --        --         --
Amendments                                           --       --        --         --
Actuarial (gain) loss                               117      (49)       61        (56)
Benefits paid                                        --       --       (43)       (44)
                                                 ------   ------    ------     ------
Benefit obligation at end of period              $1,098   $  774    $  544     $  492
                                                 ------   ------    ------     ------
Change in plan assets:
Fair value of assets at beginning of period      $  362   $  340        --         --
Actual return on plan assets                         81       22        --         --
Employer contribution                                --       --    $   43     $   44
Plan participants' contributions                     --       --        --         --
Benefits paid                                        --       --       (43)       (44)
                                                 ------   ------    ------     ------
Fair value of assets at end of period            $  443   $  362        --         --
                                                 ------   ------    ------     ------
Reconciliation of Funded Status:
Funded status                                     ($655)   ($413)    ($545)     ($492)
Unrecognized net actuarial (gain) or loss            24      (42)     (122)      (195)
Unrecognized transition (asset) or obligation        --       --        --         --
Unrecognized prior service cost                     250      273        --         --
                                                 ------   ------    ------     ------
Prepaid (accrued) benefit cost                    ($381)   ($182)    ($667)     ($687)
                                                 ------   ------    ------     ------
Weighted-average assumptions as of
 September 30:
Discount rate                                       7.0%     7.5%      7.0%      7.25%
Expected return on plan assets                      8.5%     8.5%  N/A       N/A
Rate of compensation increase                       5.0%     5.0%  N/A       N/A

Components of net periodic benefit cost:
Service cost                                     $  149   $  141        --     $    3
Interest cost                                        58       47    $   34         41
Expected return on plan assets                      (31)     (29)       --         --
Amortization of prior service cost                   23       23        --         --
Amortization of transition obligation                --       --        --         --
Amortization of (gain) loss                          --       --       (13)       (11)
                                                 ------   ------    ------     ------
Net periodic benefit cost                        $  199    ($182)   $   21     $   33
                                                 ------   ------    ------     ------

Pension
-------

The Company administers one noncontributory defined benefit plan for non-union employees of a subsidiary. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plan. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act.

Postretirement Benefits
-----------------------

Historically, the Company has provided certain health care and life insurance benefits for certain retired employees. Eligible employees include union employees of one of its subsidiaries, and certain nonunion employees who have reached the age of 55 with 30 or more years of service. The Company funds the plan on a pay-as-you-go basis.

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1998. The rate was assumed to decrease gradually over the next three years to 5.0% and remain at that level thereafter.

The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the aggregate of the service and interest cost components of the net periodic postretirement benefit cost and the end of the year accumulated postretirement benefit obligation as follows:

                                                  1 - Percentage  1 - Percentage
                                                  Point Increase  Point Decrease
                                                  --------------  --------------
Effect on total of service and interest
  cost components                                 $  3,132        $ (2,867)
Effect on postretirement benefit obligation       $ 35,942        $(33,706)

Employee Bonus Programs
-----------------------

The Company has performance-based bonus programs which include a majority of non-union employees. Key employees are granted bonuses on a discretionary basis. Total compensation of approximately $1.4 million, $1.0 million and $730,000 was awarded under the various bonus plans in 1998, 1997 and 1996, respectively.

Profit Sharing
--------------

Effective November 8, 1996, the Company established a 401(k) plan covering employees of the Company's industrial switching subsidiary who have met specified length of service requirements. The 401(k) plan qualifies under
Section 401(k) of the Internal Revenue Code as a salary reduction plan. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. The Company matches 100% of the participants' contributions up to 5% of the participants' salary. The Company's contributions to the plan in 1998 and 1997 were approximately $88,000 and $63,000, respectively.

Effective January 1, 1994, the Company established two 401(k) plans covering union and non-union employees who have met specified length of service requirements. The 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. For all non-union and some union employees, the Company matches the participants contributions up to 1-1/2% of the participants salary. The Company's contributions to the plans in 1998, 1997 and 1996 were approximately $156,000, $163,000 and $110,000, respectively.

Postemployment Benefits
-----------------------

The Company does not provide postemployment benefits to its employees.

11.     INCOME TAXES:
        -------------

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. The Company's Australian subsidiaries file Australian income tax returns. The Company's Mexican subsidiary files a Mexican income tax return.

No provision is made for the U.S. income taxes applicable to the undistributed earnings of foreign subsidiaries as it is the intention of management to utilize those earnings in the operations of the foreign subsidiaries for the foreseeable future. In the event earnings should be distributed in the future, those distributions may be subject to U.S. income taxes (through reduction of foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that could be payable if a distribution of earnings were to occur. The components of the provision for income taxes are as follows (amounts in thousands):


United States:                        1998    1997     1996
                                      ----    ----     ----

        Current-
          Federal                    $2,055  $2,095   $2,779
          State                         715     670    1,014
        Deferred                      2,642   2,561      227
                                     ------  ------   ------
                                      5,412   5,326    4,020
                                     ------  ------   ------

Foreign (U.S.$):

        Current                       1,735      --       --
        Deferred                        561     115       --
                                     ------  ------   ------
Total                                $7,708  $5,441   $4,020
                                     ======  ======   ======

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to the income before taxes. The following is a summary of the effective tax rate reconciliation:

                                      1998    1997    1996
                                      ----    ----    ----

Tax provision at statutory rate       35.0%   34.0%   34.0%
Effect of foreign operations           0.7%    0.1%     --
State income taxes, net of federal
 income tax benefit                    4.0%    5.7%    5.6%
Other, net                             0.6%    0.7%    0.9%
                                      ----    ----    ----
Effective income tax rate             40.3%   40.5%   40.5%
                                      ====    ====    ====

The following summarizes the estimated tax effect of significant cumulative temporary differences that are included in the net deferred income tax liability (amounts in thousands):

                                                1998             1997
                                                ----             ----
        Deferred tax assets-
        Accruals and reserves not deducted
          for tax purposes until paid         $  2,341         $  2,415
        Alternative minimum tax credits          1,592            1,837
        Net operating losses                        --              136
        Postretirement benefits                    233              233
        Other                                      128              (78)
                                               --------         --------
                                                 4,294            4,543
        Deferred tax liability - differences
          in depreciation and amortization     (13,985)         (10,490)
                                               --------         --------
        Net deferred tax liability             ($9,691)         ($5,947)
                                               ========         ========

The Company's alternative minimum tax credit can be carried forward indefinitely; however, the Company must achieve future regular taxable income in order to realize this credit. Management does not believe that a valuation allowance is required for the deferred tax assets based on anticipated future profit levels and the reversal of current temporary differences.

12.     GRANTS FROM GOVERNMENTAL AGENCIES:
        ----------------------------------

During 1998 and 1997, several subsidiaries of the Company received grants from states within which they operate for rehabilitation of portions of their track. These agreements typically require the states to reimburse the subsidiaries for 75% of the total cost of specific projects. During 1998, grants totaling $10.5 million and $2.8 million were received from the States of New York and Pennsylvania, respectively. The grant from the State of New York of $10.5 million is for construction of approximately 2.0 miles of new track which will serve as a connection to a new salt mine currently under construction, and rehabilitation of a portion of the subsidiary's existing track. Approximately $375,000 of the New York grant proceeds and all of the Pennsylvania grant proceeds had been used as of December 31, 1998. During 1997, grants totaling $2.8 million and $135,000 were received from the States of Pennsylvania and Virginia, respectively.

In April, 1996, in connection with the purchase of assets of Pittsburg & Shawmut Railroad Company, Mountain Laurel Railroad Company and Red Bank Railroad Company (see Note 2.), the Company assumed a deferred grant of $3.2 million from the State of Pennsylvania.

All of the aforementioned grants do not represent a future liability of the Company unless the Company abandons the rehabilitated track structure within a specified period of time or fails to maintain the rehabilitated track to certain FRA standards and make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful life of the related assets and is not included as taxable income. During the years ended December 31, 1998, 1997 and 1996, the Company recorded offsets to depreciation expense from grant amortization of $728,000, $719,000 and $638,000, respectively.

13.     COMMITMENTS AND CONTINGENCIES:
        ------------------------------

The Company has built its portfolio of railroad properties primarily through the purchase or lease of road and track structure and through operating agreements. These transactions have related only to the physical assets of the railroad property. Typically, the Company does not assume the operations or liabilities of the divesting railroads.

Capital Commitment - United States
----------------------------------

In connection with the Company's lease of its 185-mile line in Oregon (see Note 7.), the Company has committed to the lessor to rehabilitate 25 miles of track over five years, beginning February, 1993, at an estimated total cost of approximately $5.0 million. As of December 31, 1998, the Company had completed this rehabilitation.

Capital Commitment - Australia
------------------------------

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

Consolidated Rail Corporation Merger
------------------------------------

The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. These consolidations present both risk and opportunity for the Company. On July 23, 1998, the Surface Transportation Board ("STB") issued its written order approving the petition of CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). Railroads in the Company's New York and Pennsylvania region interchange with, or participate in overhead traffic with, one or both of these railroads. Overhead traffic is defined as traffic that neither originates nor terminates on the Company's northeastern rail network. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transactions. The Company agrees with this estimate and is implementing operational changes aimed at minimizing this impact. On October 21, 1997 the Company and several of its subsidiaries entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operation's restructuring process. The STB's written order contains one or more conditions which also may minimize this impact. The division of Conrail's assets is expected to occur in 1999. While the Company believes that agreements reached with CSX and NS in regard to the Conrail breakup will ultimately benefit the Company, the transition will be uncertain until new operating patterns are established. Based on its initial studies the Company believes that no impairment of its assets will occur.

Legal Proceedings
-----------------

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

14.     STOCKHOLDERS' EQUITY:
        ---------------------

Stock Repurchase
----------------

On August 12, 1998, the Company's board of directors authorized the Company's repurchase of up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. At December 31, 1998, the Company had purchased 345,000 shares at a total cost of $4,629,000. The repurchase program remains open and additional purchases are at the discretion of management.

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

Initial Public Offering and Related Stock Transactions
------------------------------------------------------

On June 28, 1996 the Company made an underwritten initial public offering ("IPO") of 3,045,200 shares of Class A Common Stock (the "Common Stock Offering"), of which 2,897,200 shares were offered by the Company and 148,000 shares were offered by a selling stockholder. The gross proceeds to the Company of the Common Stock Offering of $49.2 million, net of underwriters' commission of $3.4 million, were used to pay down borrowings on the credit facilities. Other costs of the IPO of $1.0 million were paid by the Company.

15.     STOCK-BASED COMPENSATION PLANS:
        -------------------------------

In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (collectively referred to hereafter as the "Stock Option Plans"). In addition, the Company established an employee stock purchase plan ("Stock Purchase Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      1998      1997       1996
                                      ----      ----       ----

Net Income:         As reported     $11,434    $7,998     $5,905
                    Pro Forma        10,451     7,332      5,609

Basic EPS:          As reported     $  2.20    $ 1.52     $ 1.54
                    Pro Forma          2.01      1.40       1.49

Diluted EPS:        As reported     $  2.19    $ 1.47     $ 1.49
                    Pro Forma          2.01      1.34       1.43

In May, 1998, the Company reduced the number of shares of stock it may sell to its full-time employees under the Stock Purchase Plan from 450,000 to 250,000. At December 31, 1998, 4,502 shares had been purchased under this plan. The Company sells shares at 100% of the stock's market price at date of purchase, therefore, no compensation cost exists for this plan.

In May, 1998, the Company increased the number of shares available for option grants under its Stock Option Plan for employees from 650,000 to 850,000. The Company may now grant options to purchase an aggregate of 900,000 shares of Class A Common Stock under its Stock Option Plans. Under both Plans, the option price equals at least the stock's market price on the date of grant, except that grants of incentive stock options to employees with significant voting control must be at least the market price plus ten percent. The Compensation and Stock Option Committee of the Company's Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. No option may be exercised after ten years from date of grant (or five years in the case of incentive stock options to employees with significant voting control), although the Stock Option Committee may establish a shorter option term. The following is a summary of stock option activity for 1998, 1997 and 1996:

                                  Year Ended                     Year Ended                       Year Ended
                               December 31, 1998              December 31, 1997               December 31, 1996

                                           Wtd. Ave.                       Wtd. Ave.                           Wtd. Ave.
                                           Exercise                        Exercise                            Exercise
                               Shares      Price              Shares       Price              Shares           Price
                               -------------------------------------------------------------------------------------------
Outstanding at
 beginning of
 the year                        406,975     $18.46            421,500      $18.61                ---                ---

Granted                          250,600      21.25              4,000       27.25            421,500             $18.61
Exercised                            500      17.00              3,275       17.00                ---                ---
Forfeited                          4,700      21.25             15,250       25.11                ---                ---

Outstanding at
 end of year                     652,375      18.41            406,975       18.46            421,500              18.61

Exercisable at
 end of year                     205,415      18.41            101,354       18.41                ---                ---

Weighted average
 fair value of
 options granted                     ---       8.97                ---       17.51                ---              10.29


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.48 percent; expected dividend yield of 0 percent; expected lives of 5 and 10 years; expected volatility of 37.77 percent. The weighted-average fair value of options was $8.97, $17.51 and $10.29 in 1998, 1997 and 1996, respectively.

16.     BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:
        ------------------------------------------------

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998, which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from prior years' presentations in order to conform to the 1998 presentation.

The Company operates in three business segments in two geographic areas: United States Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States; Australian Railroad Operations, which includes operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industries with extensive railroad facilities within their complexes in the United States.

Corporate overhead expenses, including acquisition expense, are reported in United States Railroad Operations.

The accounting policies of the reportable segments are the same as those described in Note 1. of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the years 1998, 1997 and 1996 and for each geographic area for the years 1998 and 1997 are shown in the following tables:

Business Segment
(amounts in thousands)

                           U.S.        Australia    Industrial
                           Railroad    Railroad     Switching
1998                       Operations  Operations   Operations      Total
--------------------------------------------------------------------------

Revenues                     $ 88,097     $46,728     $12,647     $147,472
Operating income (loss)        12,546       8,820      (1,798)      19,568
Depreciation and
  amortization                  7,277       1,842         798        9,917
Identifiable assets           167,095      40,077       9,588      216,760
Capital expenditures           13,789       2,662         450       16,901
--------------------------------------------------------------------------

                           U.S.        Australia    Industrial
                           Railroad    Railroad     Switching
1997                       Operations  Operations   Operations     Total
--------------------------------------------------------------------------

Revenues                     $ 84,388     $ 7,431     $11,824     $103,643
Operating income (loss)        16,565         705        (827)      16,443
Depreciation and
  amortization                  6,093         246         661        6,999
Identifiable assets           160,238      40,563       9,731      210,532
Capital expenditures           13,523          20         348       13,891
--------------------------------------------------------------------------

                           U.S.        Australia    Industrial
                           Railroad    Railroad     Switching
1996                       Operations  Operations   Operations     Total
--------------------------------------------------------------------------

Revenues                     $ 75,998        $---     $ 1,797     $ 77,795
Operating income (loss)        13,865         ---         129       13,994
Depreciation and
  amortization                  5,930         ---         122        6,052
Identifiable assets           131,693         ---      13,646      145,339
Capital expenditures            8,138         ---          36        8,174
--------------------------------------------------------------------------

Geographic Region
(amounts in thousands)

1998                           U.S.      Australia    Total
-------------------------------------------------------------

Revenues                     $100,744     $46,728    $147,472
Capital expenditures           14,239       2,662      16,901
-------------------------------------------------------------

1997                           U.S.      Australia    Total
-------------------------------------------------------------

Revenues                     $ 96,212     $ 7,431    $103,643
Capital expenditures           13,871          20      13,891
-------------------------------------------------------------


17.     SUBSEQUENT EVENTS:
        -----------------

On March 10, 1999, the Company reached an agreement in principle to acquire Rail-One's 47.5% ownership interest in GRO thereby increasing the Company's ownership of GRO to 95%. Under the terms of the proposed agreement, the Company would pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period and the Company would grant an option to the owners of Rail-One to purchase 80,000 shares of Class A Common Stock at an exercise price equal to market price on the date of the grant, assumed to be about March 31, 1999. The option to purchase 80,000 shares is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. Upon execution of a definitive agreement, the operating results of GRO will be consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder.






             The remainder of this page is intentional left blank.

18.     QUARTERLY FINANCIAL DATA:
        -------------------------

Quarterly Results (Unaudited)
                                                      First   Second   Third    Fourth
(in thousands, except per share data)                Quarter  Quarter  Quarter  Quarter
1998
----
Operating revenues.........................         $37,740    $37,065  $34,707  $37,960
Income from operations.....................           4,974      4,672    4,138    5,784
Net income ................................           2,282      1,846    1,403    5,902
Diluted earnings per share.................            0.42       0.34     0.27     1.19
----------------------------------------------------------------------------------------

1997
----
Operating revenues.........................         $24,092    $23,479  $23,670  $32,402
Income from operations.....................           4,035      4,171    3,901    4,336
Net income.................................           2,134      2,157    2,127    1,580
Diluted earnings per share.................            0.39       0.40     0.39     0.29
----------------------------------------------------------------------------------------

1996
----
Operating revenues.........................         $16,608    $19,009  $19,022  $23,156
Income from operations.....................           2,814      4,173    3,609    3,398
Net income.................................             965      1,559    1,763    1,619
Diluted earnings per share.................            0.41       0.63     0.32     0.30
----------------------------------------------------------------------------------------

The fourth quarter of 1998 includes $6,000,000 of pre-tax nonrecurring other income related to proceeds from an insurance settlement (see Note 1.).

The fourth quarter of 1996 includes a $1,360,000 pre-tax nonrecurring charge to record certain shutdown costs associated with the closing of a subsidiary (see
Note 4.).