Form 10-Q
period 1999-03-31
GENESEE & WYOMING INC
filed 1999-05-17
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       for the quarter ended March 31, 1999  Commission File No. 0-20847



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                            06-0984624
-------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


71 Lewis Street, Greenwich, Connecticut                      06830
----------------------------------------                ---------------
(Address of principal executive offices)                   (Zip Code)


(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on May 13, 1999:


Class                                               Number of Shares Outstanding
-----                                               ----------------------------
Class A Common Stock                                           3,523,798

Class B Common Stock                                             845,539


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                    Page
                                                                -------
          Consolidated Statements of Income - For the
            Three Month Periods Ended March 31, 1999
            and 1998.......................................        3

          Consolidated Balance Sheets - March 31, 1999
            and December 31, 1998..........................        4

          Consolidated Statements of Cash Flows - For the
            Three Month Periods Ended March 31, 1999
            and 1998.......................................        5

          Notes to Consolidated Financial Statements.......     6-10

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..    11-20

Item 3. Quantitative and Qualitative Disclosures About
            Market Risk....................................       20

Part II - Other Information................................       21

Index to Exhibits..........................................    22-23

Signatures.................................................       24

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                                             Three Months
                                                                            Ended March 31,
                                                                        1999              1998
                                                                 ----------------------------------
OPERATING REVENUES                                                    $ 34,172          $ 37,740
                                                                 ----------------------------------

OPERATING EXPENSES:
    Transportation                                                      11,317            11,814
    Maintenance of ways and structures                                   4,160             4,205
    Maintenance of equipment                                             6,942             7,759
    General and administrative                                           7,020             6,685
    Depreciation and amortization                                        2,695             2,303
                                                                 ----------------------------------

Total operating expenses                                                32,134            32,766
                                                                 ----------------------------------

INCOME FROM OPERATIONS                                                   2,038             4,974

Interest expense                                                        (1,394)           (1,562)
Other income (expense)                                                    (596)              394
                                                                 ----------------------------------

Income before provision for income taxes                                    48             3,806

Provision for income tax                                                   379             1,524
                                                                 ----------------------------------

NET INCOME (LOSS)                                                       $ (331)          $ 2,282
                                                                 ==================================

Earnings (loss) per common share - basic                               $ (0.07)           $ 0.43
                                                                 ==================================
Weighted average number of shares of
   common stock - basic                                                  4,933             5,293
                                                                 ==================================

Earnings (loss) per common share - diluted                             $ (0.07)           $ 0.42
                                                                 ==================================
Weighted average number of shares of
   common stock - diluted                                                4,933             5,427
                                                                 ==================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                                                                    March 31,      Dec. 31,
                                                                                                      1999          1998
ASSETS                                                                                             (Unaudited)
                                                                                               ----------------------------------
CURRENTS ASSETS:
    Cash and cash equivalents                                                                        $ 15,403      $ 14,396
    Accounts receivable, net                                                                           24,922        31,723
    Materials and supplies                                                                              3,590         3,502
    Prepaid expenses and other                                                                          2,910         2,914
    Deferred income tax assets, net                                                                     2,584         2,315
                                                                                               ----------------------------------
Total current assets                                                                                   49,409        54,850
                                                                                               ----------------------------------

PROPERTY AND EQUIPMENT, net                                                                           127,225       125,562
                                                                                               ----------------------------------
SERVICE ASSURANCE AGREEMENT, net                                                                       12,626        12,814
                                                                                               ----------------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                                12,402        13,215
                                                                                               ----------------------------------
OTHER ASSETS, net                                                                                      10,338        10,319
                                                                                               ----------------------------------

Total assets                                                                                        $ 212,000     $ 216,760
                                                                                               ==================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                                                 $ 2,439       $ 2,591
    Accounts payable                                                                                   23,022        28,814
    Accrued expenses                                                                                    9,153        11,338
                                                                                               ----------------------------------
Total current liabilities                                                                              34,614        42,743
                                                                                               ----------------------------------

LONG-TERM DEBT                                                                                         67,277        63,099
                                                                                               ----------------------------------
OTHER LIABILITIES                                                                                       3,185         2,803
                                                                                               ----------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                                   12,275        12,006
                                                                                               ----------------------------------
DEFERRED ITEMS--grants from governmental agencies                                                      17,568        17,607
                                                                                               ----------------------------------
DEFERRED GAIN--sale/leaseback                                                                           3,872         3,965
                                                                                               ----------------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,451,461 and 4,450,276 issued and
  outstanding on March 31, 1999 and December 31, 1998, respectively.                                       45            45
 Class B common stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,539 issued and outstanding
  on March 31, 1999 and December 31, 1998.                                                                  8             8
 Additional paid-in capital                                                                            46,743        46,730
 Retained earnings                                                                                     34,159        34,490
 Foreign currency translation adjustment                                                               (1,700)       (2,107)
 Less treasury stock, at cost, 475,000 and 345,000 Class A shares
  held on March 31, 1999 and December 31, 1998, respectively.                                          (6,046)       (4,629)
                                                                                               ----------------------------------

Total stockholders' equity                                                                             73,209        74,537
                                                                                               ----------------------------------

Total liabilities and stockholders' equity                                                          $ 212,000     $ 216,760
                                                                                               ==================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                        1999          1998
                                                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                                              $   (331)     $   2,282
      Adjustments to reconcile net income to net cash provided
         by operating activities-
         Depreciation and amortization                                                                  2,695          2,303
         Deferred income taxes                                                                            282            969
         Gain on disposition of property and equipment                                                    (16)           ---
         Changes in assets and liabilities -
            Accounts receivable                                                                         6,879          3,833
            Materials and supplies                                                                        (53)          (124)
            Prepaid expenses and other                                                                     12            (56)
            Accounts payable and accrued expenses                                                      (8,351)         1,130
            Other assets and liabilities, net                                                             825            (11)
                                                                                                   ---------------------------
      Net cash provided by operating activities                                                         1,942         10,326
                                                                                                   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                               (3,231)        (3,986)
      Proceeds from disposition of property                                                                38          1,261
                                                                                                   ---------------------------
      Net cash used in investing activities                                                            (3,193)        (2,725)
                                                                                                   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term borrowings, including capital leases                             (9,551)          (482)
      Proceeds from issuance of long-term debt                                                         13,000            ---
      Net proceeds on grants                                                                              225            ---
      Proceeds from issuance of common stock                                                               14             17
      Purchase of treasury stock                                                                       (1,417)           ---
                                                                                                   ---------------------------
      Net cash provided by (used in) financing activities                                               2,271           (465)
                                                                                                   ---------------------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                              (13)           112
                                                                                                   ---------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                   1,007          7,248
CASH AND CASH EQUIVALENTS, beginning of period                                                         14,396         11,434
                                                                                                   ---------------------------

CASH AND CASH EQUIVALENTS, end of period                                                             $ 15,403       $ 18,682
                                                                                                   ===========================
CASH PAID DURING PERIOD FOR:
      Interest                                                                                       $  1,202       $  1,721
      Incomes taxes                                                                                     1,900             47
                                                                                                   ===========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 1999 and 1998, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K.

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

3.  JOINT VENTURE:

  During 1997, the Company formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO was a joint venture with Rail-One Inc. ("Rail-One"), a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000.

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

  Based on GWI's ownership portion, the Company has reported the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. An after-tax loss from GRO of $769,000 in the quarter ended March 31, 1999 and after-tax income of $92,000 in the quarter ended March 31, 1998 are recorded in other income, net.

  As of March 31, 1999 the Company's investment was recorded at $12.1 million, a reduction from December 31, 1998, of $769,000 due to GRO operating losses.

  The Company loaned Rail-One $4,613,000 under a promissory note denominated in Canadian currency to substantially finance Rail-One's initial investment in GRO. The note accrued interest at 7.5 percent per annum, earned a commitment fee equal to 4 percent of the principal amount of the note and was secured by Rail-One's 47.5 percent ownership in GRO. The principal of the note, all accrued interest on the principal amount and the commitment fee were due and payable on November 10, 1998. The principal, all accrued interest and the commitment fee were not paid on November 10, 1998, and the Company entered negotiations with Rail-One regarding the transfer of Rail-One's ownership interest in GRO to the Company.

  On April 15, 1999, the Company closed in escrow on an agreement to acquire Rail-One's 47.5% ownership interest in GRO thereby increasing the Company's ownership of GRO to 95%. Under the terms of the agreement, the Company will pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period and the Company granted an option to the owners of Rail-One to purchase 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.62 per share. Exercise of the option to purchase 80,000 shares is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. Effective with this agreement, the operating results of GRO will be consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder.

4.  LEASES:

  In March 1997, a subsidiary of the Company entered into a master capital lease agreement with a leasing company. The capital lease provided for the inclusion of up to $13.0 million in railroad rolling stock, of which $11.6 million was under commitment as of August, 1998. In September 1998, the Company completed an exchange of like-kind assets with the leasing company reducing its commitment under the master lease agreement by approximately $5.1 million. The remaining $6.5 million lease obligation was liquidated in February, 1999, through the purchase of the remaining assets held under the master lease agreement.

  In June 1998, a subsidiary of the Company entered into a sale leaseback agreement with a bank for railroad rolling stock valued at $5.7 million. The agreement was accounted for as an operating lease and requires monthly payments of $45,662 through July 2008.

5.  CONTINGENCIES:

  IMRR - On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past and present rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit. The parent company of ComEd announced its decision to sell certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement, (the "SAA") entered into by a prior unrelated owner of the IMRR rail line. On April 6, 1999, a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois, seeking declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. ComEd is IMRR's largest customer and in 1998 accounted for 8.5% of the consolidated revenues of the Company and its subsidiaries.

  Conrail Merger - On July 23, 1998, the Surface Transportation Board ("STB") issued its written order approving the petition of CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). Railroads in the Company's New York and Pennsylvania region interchange with, or participate in overhead traffic with, one or both of these railroads. Overhead traffic is defined as traffic that neither originates nor terminates on the Company's northeastern rail network. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the proposed transactions. The Company substantially agrees with this estimate and is implementing operational changes aimed at minimizing this impact. On October 21, 1997, the Company and several of its railroads entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operations' restructuring process. The STB's written order contains one or more conditions which also may minimize this impact. The division of Conrail's assets is expected to occur in the second or third quarters of 1999. While the Company believes that agreements reached with CSX and NS in regard to the Conrail breakup will ultimately benefit the Company, the transition will be uncertain until new operating patterns are established. Based on its initial studies, the Company believes that no impairment of its assets has or will occur.

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized management to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. At March 31, 1999 the Company had purchased 475,000 shares at a cost of $6,046,000 (including 130,000 shares at $1,417,000 purchased during the first quarter of 1999). After March 31, 1999, an additional 453,000 shares were purchased at a cost of $4,156,000 increasing the total shares repurchased as of May 13, 1999, to 928,000 at a total cost of $10,202,000. The repurchase program remains open and purchase of the remaining 72,000 shares is expected.

6.  COMPREHENSIVE INCOME:

  Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three months ended March 31, 1999 and 1998:

                       Statement of Comprehensive Income
               Three Month Periods Ended March 31, 1999 and 1998
                                 (in thousands)


                                                                         Three Months Ended
                                                                             March 31,
                                                                      1999                 1998
                                                              --------------------  ------------------
Net income (loss)                                                           $(331)            $2,282
Other comprehensive income - Foreign currency
translation adjustments
                                                                              407                284
                                                            ----------------------  ------------------
Comprehensive income                                                        $  76             $2,566
                                                            ======================  ==================


7. BUSINESS SEGMENT INFORMATION:

  The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998, which changes the way the Company reports information about its operating segments. The information for 1998 has been restated from prior quarters' presentations in order to conform to the 1999 presentation.

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

  The accounting policies of the reportable segments are the same as those described in Note 1. of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the quarters ended March 31, 1999 and 1998 are shown in the following tables:



             The remainder of this page is intentional left blank.




Business Segment
(amounts in thousands)

                           U.S.         Australia    Industrial
                           Railroad     Railroad     Switching
1999                       Operations   Operations   Operations      Total
-------------------------  ----------   ----------   ----------   ----------
Revenues                     $ 19,939      $11,022      $ 3,211     $ 34,172
Operating income (loss)           417        1,922         (301)       2,038
Other expense, net             (1,468)        (411)        (111)      (1,990)
Income before taxes            (1,051)       1,511         (412)          48
Depreciation and
  amortization                  1,992          496          207        2,695
Identifiable assets           159,447       42,513       10,040      212,000
Capital expenditures            1,796        1,403           32        3,231
-------------------------    --------      -------      -------     --------

                           U.S.         Australia    Industrial
                           Railroad     Railroad     Switching
1998                       Operations   Operations   Operations      Total
-------------------------  ----------   ----------   ----------   ----------
Revenues                     $ 22,390      $12,266      $ 3,084     $ 37,740
Operating income (loss)         3,809        1,678         (513)       4,974
Other expense, net               (477)        (613)         (78)      (1,168)
Income before taxes             3,332        1,065         (591)       3,806
Depreciation and
  amortization                  1,647          461          195        2,303
Identifiable assets           164,236       42,653        9,871      216,760
Capital expenditures            3,501          453           32        3,986
-------------------------    --------      -------      -------     --------

8.  RECENTLY ISSUED ACCOUNTING STANDARDS:

  The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with changes in fair value reported in income. This statement will require the Company to provide separate disclosure of derivative instruments either on the face of the balance sheet or within the footnotes to the financial statements. Adoption of this statement is required no later than with the third quarter of 1999, which is when the Company expects to adopt it. The impact will not be material.



            The remainder of this page is intentionally left blank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's 1998 Form 10-K.

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

Joint Venture - Genesee Rail-One Inc. ("GRO")

  During 1997, the Company formed a joint venture, Genesee Rail-One Inc. ("GRO") to acquire railroads in Canada. GRO was a joint venture with Rail-One Inc. ("Rail-One"), a subsidiary of The Cygnus Group which is an integrated transportation facilities, services and infrastructure provider in Canada. The Company's initial capital investment in GRO was approximately $4,913,000. As of March 31, 1999, the Company's investment was recorded at $12.1 million (see Note
3. To the consolidated financial statements).

  Based on GWI's ownership portion, the Company has reported the results of operations of GRO under the equity method of accounting for investments. The results of operations of GRO are translated into U.S. dollars at a weighted average exchange rate for each period and are included in other income, net. An after-tax loss from GRO of $769,000 in the quarter ended March 31, 1999 and after-tax income of $92,000 in the quarter ended March 31, 1998 are recorded in other income, net.

  On April 15, 1999, the Company closed in escrow on an agreement to acquire Rail-One's 47.5% ownership interest in GRO thereby increasing the Company's ownership of GRO to 95%. Under the terms of the agreement, the Company will pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period and the Company granted an option to the owners of Rail-One to purchase 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.62 per share. Exercise of the option to purchase 80,000 shares is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. Effective with this agreement, the operating results of GRO will be consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder.

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

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Consolidated Operating Revenues

  Operating revenues were $34.2 million in the quarter ended March 31, 1999 compared to $37.7 million in the quarter ended March 31, 1998, a decrease of $3.5 million or 9.5%. The decrease was attributable to $1.2 million decline in revenues from the Australia operation and a $2.4 million decrease in United States railroad revenues, offset by a $127,000 increase in industrial switching revenues.

  The following three sections provide information on railroad revenues in the United States and Australia, and industrial switching revenues in the United States.

  United States Railroad Operating Revenues

  Operating revenues were $19.9 million in the quarter ended March 31, 1999 compared to $22.4 million in the quarter ended March 31, 1998, a decrease of $2.5 million or 10.9%. The decrease was attributable to a $2.1 million decline in freight revenues and a $344,000 decrease in non-freight revenues.

  The following table compares United States freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 1999 and 1998:


   United States Freight Revenues and Carloads Comparison by Commodity Group
                     Quarters Ended March 31, 1999 and 1998
               (dollars in thousands, except average per carload)


                                                                                                                   Average
                                                                                                                   Freight
                                                                                                                   Revenues
                                                                                                                   Per
                                     Freight Revenues                               Carloads                       Carload
                                   --------------------                             --------                       -------
                                     %  of                %  of                 %  of                %  of
Commodity Group            1999      Total      1998      Total       1999      Total      1998      Total     1999      1998
---------------            ----      -----      ----      -----       ----      -----      ----      -----     ----      ----
Coal, Coke & Ores         $ 3,674    24.7%     $ 5,151     30.3%     14,972     30.5%     20,877     35.4%     $ 245    $ 247

Pulp & Paper                2,011    13.5%       2,346     13.8%      5,706     11.7%      6,109     10.4%       352      384

Petroleum Products          1,897    12.7%       2,206     13.0%      4,175      8.5%      5,273      8.9%       454      418

Chemicals & Plastics        1,809    12.2%       1,316      7.7%      3,471      7.1%      2,448      4.1%       521      538

Lumber & Forest
 Products                   1,659    11.1%       1,315      7.7%      5,801     11.8%      4,342      7.4%       286      303

Metals                      1,046     7.0%       1,510      8.9%      4,259      8.7%      5,947     10.1%       246      254

Farm & Food Products        1,018     6.8%         943      5.5%      3,591      7.3%      3,756      6.4%       283      251

Other                         700     4.7%         899      5.3%      4,169      8.5%      6,105     10.4%       168      147

Autos & Auto Parts            600     4.0%         451      2.6%      1,182      2.4%        894      1.5%       508      504

Minerals & Stone              494     3.3%         878      5.2%      1,722      3.5%      3,185      5.4%       287      276
                          -----------------------------------------------------------------------------------
Total                     $14,908   100.0%     $17,015    100.0%     49,048    100.0%     58,936    100.0%       304      289
                          ======================================================================================================


  The decrease of $2.1 million in United States freight revenues was primarily attributable to the decline in freight revenues from the shipment of Coal which decreased by $1.5 million or 28.7% due to reduced shipments resulting from scheduled inventory reductions and maintenance projects at a key customer's facilities.

Freight revenues from all remaining commodities reflected a net decrease of $630,000.

  Total United States carloads were 49,048 in the quarter ended March 31, 1999 compared to 58,936 in the quarter ended March 31, 1998, a decrease of 9,888 or 16.8% of which 5,905 were from reduced coal shipments. However, the overall average revenue per carload increased to $304 in the quarter ended March 31, 1999, compared to $289 per carload in the quarter ended March 31, 1998, an increase of 5.2% due to changes in commodity mix and traffic patterns.

  United States non-freight railroad revenues were $5.0 million in the quarter ended March 31, 1999 compared to $5.4 million in the quarter ended March 31, 1998, a decrease of $344,000 or 6.4%.

Australia Operating Revenues (U.S. Dollars)

  Operating revenues were $11.0 million in the quarter ended March 31, 1999, compared to $12.2 million in the quarter ended March 31, 1998, a decrease of $1.2 million or 10.1%. The decrease was attributable to a $874,000 drop in freight revenues and a $370,000 decrease in non-freight revenues.

  The following table outlines Australian freight revenues for the quarters ended March 31, 1999 and 1998:

                   Australian Freight Revenue by Commodity
                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)


Commodity Group                                            1999         1998
---------------                                     ----------------------------
Hook and Pull (Haulage)                                    $4,224     $ 3,940
Grain                                                       3,663       2,874
Coal                                                          654       2,064
Gypsum                                                        653         757
Marble                                                        472         508
Lime                                                          255         356
Other                                                           6         302
                                                    ----------------------------
Total                                                      $9,927     $10,801
                                                    ============================


  The net decrease of $874,000 in Australia freight revenues was primarily attributable to the decline in freight revenues from the shipment of Coal which was offset by an increase in freight revenues from Grain and Hook and Pull. Freight revenues from Coal were $654,000 in the quarter ended March 31, 1999, compared to $2.1 million in the quarter ended March 31, 1998, a decrease of $1.5 million or 28.7% due to the loss of a Coal contract which was a short-term haulage contract with a low margin of operating return entered into as an accommodation to a government utility as part of the purchase process. Due to this low margin of return, additional costs that would need to be incurred to secure a long-term haulage contract, and the competitive nature of the contract bidding, the Company has determined it would be more beneficial to allocate the crews and locomotives handling the Coal haulage to other areas of the business. Freight revenues from Grain were $3.7 million in the quarter ended March 31, 1999, compared to $2.9 million in the quarter ended March 31, 1998, an increase of $789,000 or 27.5% and freight revenues from Hook and Pull were $4.2 million in the quarter ended March 31,

1999, compared to $3.9 million in the quarter ended March 31, 1998, an increase of $284,000 or 7.2%. Freight revenues from all remaining commodities reflected a net decrease of $537,000 or 27.9%.

  Australia non-freight revenues were $1.1 million in the quarter ended March 31, 1999, compared to $1.5 million in the quarter ended March 31, 1998, a decrease of $370,000 or 25.3% due primarily to a reduction in car hire and rental income.

Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $3.2 million in the quarter ended March 31, 1999 compared to $3.1 million in the quarter ended March 31, 1998, an increase of $127,000 or 4.1%.

     Consolidated Operating Expenses

  Operating expenses for all operations combined were $32.1 million in the quarter ended March 31, 1999, compared to $32.8 million in the quarter ended March 31, 1998, a net decrease of $ 632,000 or 1.9%. Expenses attributable to U.S. railroad operations were $19.5 million in the quarter ended March 31, 1999, compared to $18.6 million in the quarter ended March 31, 1998, an increase of $941,000 or 5.1%. Expenses attributable to operations in Australia were $9.1 million in the quarter ended March 31, 1999, compared to $10.6 million in the quarter ended March 31, 1998, a decrease of $ 1.5 million or 14.1%. Expenses attributable to U.S. industrial switching were $3.5 million in the quarter ended March 31, 1999, compared to $3.6 million in the quarter ended March 31, 1998, a decrease of $ 85,000 or 2.4%.

  The following three sections provide information on railroad expenses in the United States and Australia, and industrial switching expenses in the United States.

     United States Railroad Operating Expenses

  The following table sets forth a comparison of the Company's United States railroad operating expenses in the quarters ended March 31, 1999 and 1998:

                             United States Railroad
                          Operating Expense Comparison
                     Quarters Ended March 31, 1999 and 1998
                             (dollars in thousands)

                                                 1999                 1998
                                                 ----                 ----
                                                       % of                % of
                                                    Operating            Operating
                                            $        Revenue      $       Revenue
Labor and benefits                        $ 7,164     35.9%     $ 7,409    33.1%
Equipment rents                             2,720     13.6%       2,891    12.9%
Purchased services                            994      5.0%       1,094     4.9%
Depreciation and amortization               1,992     10.0%       1,647     7.4%
Diesel fuel                                   572      2.9%         937     4.2%
Casualties and insurance                      588      2.9%         901     4.0%
Materials                                   1,621      8.1%         936     4.2%
Other                                       3,871     19.5%       2,766    12.3%
                                          -------     -----     -------    -----
 Total                                    $19,522     97.9%     $18,581    83.0%
                                          =======     =====     =======    ====

  Labor and benefits expense was $7.2 million in the quarter ended March 31, 1999 compared to $7.4 million in the quarter ended March 31, 1998, a decrease of $245,000 or 3.3%, due primarily to reduced railroad operations due to lower carloadings.

  Depreciation and amortization expense was $2.0 million in the quarter ended March 31, 1999 compared to $1.6 million in the quarter ended March 31, 1998, an increase of $345,000 or 20.9%, due primarily to increased capital spending in 1999 and 1998.

  Diesel fuel was $572,000 in the quarter ended March 31, 1999 compared to $937,000 in the quarter ended March 31, 1998, a decrease of $365,000 or 39.0%, due primarily to declines in diesel fuel prices and reduced volumes due to lower carloadings.

  Casualties and insurance expense, including claims brought under the Federal Employers' Liability Act, was $588,000 in the quarter ended March 31, 1999 compared to $901,000 in the quarter ended March 31, 1998, a decrease of $313,000 or 34.7%, due primarily to a decreases in derailment and claims expense.

  Materials expense was $1.6 million in the quarter ended March 31, 1999 compared to $936,000 in the quarter ended March 31, 1998, an increase of $685,000 or 73.2%, due primarily to increases in maintenance of equipment repairs for locomotives and freight cars.

  Other expense was $3.9 million in the quarter ended March 31, 1999 compared to $2.8 million in the quarter ended March 31, 1998, an increase of $1.1 million or 39.9%, due primarily to an increase in acquisition expense of $1.2 million which was offset by a net decrease of approximately $100,000 in other expenses.

     Australia Railroad Operating Expenses (U.S. Dollars)

  The following table sets forth a comparison of the Company's Australia railroad operating expenses in the quarters ended March 31, 1999 and 1998:

                              Australia Railroad
                          Operating Expense Comparison
                     Quarters Ended March 31, 1999 and 1998
                             (dollars in thousands)

                                                 1999                 1998
                                                 ----                 ----
                                                       % of                  % of
                                                    Operating              Operating
                                            $        Revenue      $         Revenue
Labor and benefits                         $1,373     12.5%      $ 1,394    11.4%
Equipment rents                                29      0.3%          353     2.9%
Purchased services                          2,953     26.8%        4,001    32.6%
Depreciation and amortization                 496      4.5%          461     3.8%
Diesel fuel                                 1,978     17.9%        2,464    20.1%
Casualties and insurance                      621      5.6%          308     2.5%
Materials                                     481      4.4%          341     2.8%
Other                                       1,169     10.6%        1,266    10.3%
                                           ------     ----       -------    ----
 Total                                     $9,100     82.6%      $10,588    86.4%
                                           ======     ====       =======    ====

  Equipment rent was $29,000 in the quarter ended March 31, 1999 compared to $353,000 in the quarter ended March 31, 1998, a decrease of $324,000 or 91.8%, due primarily to a decline in locomotive rental because of the improved availability of the owned locomotives fleet.

  Purchased services were $3.0 million in the quarter ended March 31, 1999 compared to $4.0 million in the quarter ended March 31, 1998, a decrease of $1.0 million or 26.2%, due primarily to the loss of the coal haulage contract discussed earlier in the Australia revenue section.

  Diesel fuel was $2.0 million in the quarter ended March 31, 1999 compared to $2.5 million in the quarter ended March 31, 1998, a decrease of $486,000 or 19.7%, due primarily to a combination of price reductions and reduced fuel consumption resulting from lower freight volumes.

  Casualties and insurance was $621,000 in the quarter ended March 31, 1999 compared to $308,000 in the quarter ended March 31, 1998, an increase of $313,000 or 101.6%, due primarily to an increase in derailment expense.

     U. S. Industrial Switching Operating Expenses

The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the quarters ended March 31, 1999 and 1998:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Quarters Ended March 31, 1999 and 1998
                             (dollars in thousands)

                                                 1999                 1998
                                                 ----                 ----
                                                       % of                  % of
                                                    Operating              Operating
                                            $        Revenue      $         Revenue
Labor and benefits                         $2,297     71.5%      $2,382      77.2%
Equipment rents                                47      1.5%          36       1.2%
Purchased services                            106      3.3%          79       2.6%
Depreciation and amortization                 207      6.4%         195       6.3%
Diesel fuel                                   120      3.7%         133       4.3%
Casualties and insurance                      393     12.2%          94       3.0%
Materials                                     201      6.3%         170       5.5%
Other                                         141      4.4%         508      16.5%
                                           ------    -----       ------     -----
 Total                                     $3,512    109.3%      $3,597     116.6%
                                           ======    =====       ======     =====


  Casualties and insurance expense was $393,000 in the quarter ended March 31, 1999 compared to $94,000 in the quarter ended March 31, 1998, an increase of $299,000 or 318.1%, due primarily to an increase in claims expense.

     Operating Ratios

  The Company's combined operating ratio increased to 94.0% in the quarter ended March 31, 1999 from 86.8% in the quarter ended March 31, 1998. The operating ratio for U.S. railroad operations increased to 97.9% in the quarter ended March 31, 1999 from 83.0% in the quarter ended March 31, 1998. The operating ratio for Australia railroad operations decreased to 82.6% in the quarter ended March 31, 1999 from 86.4% in the quarter ended March 31, 1998. The operating ratio for U.S. industrial switching operations decreased to 109.3% in the quarter ended March 31, 1999 from 116.6% in the quarter ended March 31, 1998.

Interest Expense and Income Taxes

  Interest expense in the quarter ended March 31, 1999 was $1.4 million compared to $1.6 million in the quarter ended March 31, 1998, a decrease of $168,000 or 10.8%. The Company's effective income tax rate in the quarter ended March 31, 1999, after adjustment for losses in unconsolidated affiliate GRO, was 46.4% which compared to 40.0% in the quarter ended March 31, 1998. The increase is primarily attributable to state income tax treatment of operating losses.

Net Income (Loss)

  The Company's net loss in the quarter ended March 31, 1999 was $331,000 compared to net income of $2.3 million in the quarter ended March 31, 1998, a decrease of $2.6 million or 114.5%. The decrease in net income is the net result a decrease in net income from United States railroad operations of $3.0 million offset by an increase in net income from operations in Australia of $294,000 and a decrease in the net loss of industrial switching of $113,000.

Liquidity and Capital Resources

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized management to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. At March 31, 1999 the Company had purchased 475,000 shares at a cost of $6,046,000 (including 130,000 shares at $1,417,000 purchased during the first quarter of 1999). After March 31, 1999, an additional 453,000 shares were purchased at a cost of $4,156,000 increasing the total shares repurchased as of May 13, 1999, to 928,000 at a total cost of $10,202,000. The repurchase program remains open and purchase of the remaining 72,000 shares is expected.

  During the three months ended March 31, 1999 the Company generated cash from operations of $1.9 million, invested $3.2 million in capital assets, had a net increase in debt of $3.5 million and received $225,000 in proceeds from the disposition of property.

  During the three months ended March 31, 1998 the company generated cash from operations of $10.3 million, invested $4.0 million in capital assets and received $1.3 million in proceeds from disposition of property.

  The Company has budgeted approximately $16.5 million in capital expenditures in 1999, of which $11.5 million is planned for track rehabilitation and $5.0 is planned for equipment. Of these amounts, $3.7 million is planned for track rehabilitation in Australia and $2.5 million is planned for equipment in Australia. Approximately $3.2 million of the budgeted capital expenditures of $16.5 million were completed as of March 31, 1999.

  At March 31, 1999 the Company had long-term debt (including current portion) totaling $69.7 million, which comprised 48.8% of its total capitalization. This compares to long-term debt, including current portion, of $65.7 million at December 31, 1998, comprising 46.8% of total capitalization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under a credit facility and a capital lease arrangement, both of which have variable interest rates tied to the LIBOR rate. In addition, the Company's Australian subsidiary has a variable rate loan, one-half of which fluctuates with market changes in interest rates and one-half of which is fixed at 6.24%. The Australian loan is denominated in Australia dollars. The Company estimates that the fair value of these debt instruments approximated their market values and carrying values at March 31, 1999. The Company invests excess cash in overnight money market accounts.







            The remainder of this page is intentionally left blank.

PART  II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           IMRR - On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past and present rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit. The parent company of ComEd announced its decision to sell certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement, ("SAA") entered into by a prior unrelated owner of the IMRR rail line. On April 6, 1999 a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois, seeking declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. ComEd is IMRR's largest customer and in 1998 accounted for 8.5% of the consolidated revenues of the Company and its subsidiaries.

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

        (f) Second Amended and Restated Revolving Credit Agreement dated as of October 31, 1997 among the Registrant, its subsidiaries, BankBoston, N.A. and the banks named therein (Exhibit 4.1)4

        (g) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)5

 (10)   Material Contracts

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

          5Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Report.






            The remainder of this page is intentionally left blank.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENESEE & WYOMING INC.

Date:  May 14, 1999                     By: /s/ Mortimer B. Fuller, III
                                            ---------------------------
                                        Name:  Mortimer B. Fuller, III
                                        Title: Chairman of the Board and
                                               CEO


Date:  May 14, 1999                     By: /s/ Alan R. Harris
                                            ---------------------------
                                        Name:  Alan R. Harris
                                        Title: Senior Vice President and
                                               Chief Accounting Officer













            The remainder of this page is intentionally left blank.