Form 10-Q
period 1999-06-30
GENESEE & WYOMING INC
filed 1999-08-13
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

for the quarter ended June 30, 1999      Commission File No. 0-20847



                            GENESEE & WYOMING INC.
            (Exact name of registrant as specified in its charter)


Delaware                                         06-0984624
----------                                       ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                       Identification No.)

71 Lewis Street, Greenwich, Connecticut          06830
---------------------------------------          -------
(Address of principal executive offices)         (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on August 6, 1999:

Class                                   Number of Shares Outstanding
-----                                   ----------------------------
Class A Common Stock                             3,452,605

Class B Common Stock                               845,539

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                    Page
                                                                ------
          Consolidated Statements of Income - For the
            Three Month and Six Month Periods Ended June
            30, 1999 and 1998................................      3

          Consolidated Balance Sheets - June 30, 1999
            and December 31, 1998............................      4

          Consolidated Statements of Cash Flows - For the
            Six Month Periods Ended June 30, 1999
            and 1998.........................................      5

          Notes to Consolidated Financial Statements.........      6 - 9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........     10 - 26

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk..........................................     26

Part II - Other Information..................................     27 - 28

Index to Exhibits............................................     29 - 30

Signatures...................................................     31

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                  Three Months                     Six Months
                                                                 Ended June 30,                  Ended June 30,
                                                              1999            1998           1999             1998
                                                         -----------------------------------------------------------------

OPERATING REVENUES                                              $ 42,669       $ 37,065        $ 76,841          $ 74,806
                                                         -----------------------------------------------------------------


OPERATING EXPENSES:
    Transportation                                                13,465         11,958          24,778            23,772
    Maintenance of ways and structures                             4,782          4,478           8,942             8,683
    Maintenance of equipment                                       8,524          7,113          15,466            14,872
    General and administrative                                     7,023          6,351          14,048            13,036
    Depreciation and amortization                                  3,152          2,493           5,846             4,797
                                                         -----------------------------------------------------------------

Total operating expenses                                          36,946         32,393          69,080            65,160
                                                         -----------------------------------------------------------------

INCOME FROM OPERATIONS                                             5,723          4,672           7,761             9,646

Interest expense                                                  (1,930)        (1,642)         (3,324)           (3,204)
Other income (expense)                                               381            175            (216)              569
                                                         -----------------------------------------------------------------

Income before provision for income taxes                           4,174          3,205           4,221             7,011

Provision for income taxes                                         1,428          1,359           1,807             2,883
                                                         -----------------------------------------------------------------

NET INCOME                                                       $ 2,746        $ 1,846         $ 2,414           $ 4,128
                                                         =================================================================

Earnings per common
   share - basic                                                  $ 0.62         $ 0.35          $ 0.52            $ 0.78
                                                         =================================================================

Weighted average number of shares of
   common stock - basic                                            4,416          5,294           4,673             5,294
                                                         =================================================================

Earnings per common
   share - diluted                                                $ 0.62         $ 0.34          $ 0.51            $ 0.76
                                                         =================================================================

Weighted average number of shares of
   common stock - diluted                                          4,439          5,400           4,704             5,398
                                                         =================================================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                  June 30,      Dec. 31,
                                                                                                    1999          1998
ASSETS                                                                                          (Unaudited)
                                                                                               -----------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                        $ 11,847      $ 14,396
    Accounts receivable, net                                                                           33,844        31,723
    Materials and supplies                                                                              5,666         3,502
    Prepaid expenses and other                                                                          3,051         2,914
    Deferred income tax assets, net                                                                     2,936         2,315
                                                                                               -----------------------------
Total current assets                                                                                   57,344        54,850
                                                                                               -----------------------------

PROPERTY AND EQUIPMENT, net                                                                           160,457       125,562
                                                                                               -----------------------------
SERVICE ASSURANCE AGREEMENT, net                                                                       12,439        12,814
                                                                                               -----------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                                   327        13,215
                                                                                               -----------------------------
OTHER ASSETS, net                                                                                      13,901        10,319
                                                                                               -----------------------------

Total assets                                                                                        $ 244,468     $ 216,760
                                                                                               =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                                                 $ 5,595       $ 2,591
    Accounts payable                                                                                   33,784        28,814
    Accrued expenses                                                                                    9,203        11,338
                                                                                               -----------------------------
Total current liabilities                                                                              48,582        42,743
                                                                                               -----------------------------

LONG-TERM DEBT, less current portion                                                                   84,500        63,099
                                                                                               -----------------------------
OTHER LIABILITIES                                                                                       4,367         2,803
                                                                                               -----------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                                   13,666        12,006
                                                                                               -----------------------------
DEFERRED ITEMS--grants from governmental agencies                                                      17,303        17,607
                                                                                               -----------------------------
DEFERRED GAIN--sale/leaseback                                                                           3,731         3,965
                                                                                               -----------------------------
MINORITY INTEREST                                                                                         521             -
                                                                                               -----------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock,  $0.01 par value, one vote per share;  12,000,000  shares authorized; 4,452,289 and 4,450,276 issued and
  outstanding on June 30, 1999 and December 31, 1998, respectively.                                        45            45
 Class B common stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,539 issued and outstanding
  on June 30, 1999 and December 31, 1998.                                                                   8             8
 Additional paid-in capital                                                                            46,752        46,730
 Retained earnings                                                                                     37,359        34,490
 Foreign currency translation adjustment                                                               (1,363)       (2,107)
 Less treasury stock, at cost, 1,000,000 and 345,000 Class A shares
  held on June 30, 1999 and December 31, 1998, respectively.                                          (11,003)       (4,629)
                                                                                               -----------------------------

Total stockholders' equity                                                                             71,798        74,537
                                                                                               -----------------------------

Total liabilities and stockholders' equity                                                          $ 244,468     $ 216,760
                                                                                               =============================


                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands) (Unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                       1999         1998
                                                                                                   ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                        $ 2,414       $ 4,128
      Adjustments to reconcile net income to net cash provided
         by operating activities-
         Depreciation and amortization                                                                    5,846         4,797
         Deferred income taxes                                                                             (328)        1,919
         Gain on disposition of property and equipment                                                     (139)          ---
         Changes in assets and liabilities, net of effect
              of acquired business -
            Accounts receivable                                                                           3,513         3,581
            Materials and supplies                                                                         (430)        1,199
            Prepaid expenses and other                                                                      401          (148)
            Accounts payable and accrued expenses                                                        (1,183)        1,017
            Other assets and liabilities, net                                                               126           322
                                                                                                   ---------------------------
      Net cash provided by operating activities                                                          10,220        16,815
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                                 (6,871)       (9,513)
      Cash received in purchase of Rail-One Inc. less cash paid
        for common stock                                                                                     57           ---
      Proceeds from disposition of property                                                                 183         1,445
                                                                                                   ---------------------------
      Net cash used in investing activities                                                              (6,631)       (8,068)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term borrowings, including capital leases                              (29,761)         (905)
      Proceeds from issuance of long-term debt                                                           30,000         5,800
      Net proceeds on grants                                                                                221           167
      Proceeds from issuance of common stock                                                                 22            36
      Purchase of treasury stock                                                                         (6,374)          ---
                                                                                                   ---------------------------
      Net cash provided by (used in) financing activities                                                (5,892)        5,098
                                                                                                   ---------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                               (246)         (175)
                                                                                                   ---------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                    (2,549)       13,670
CASH AND CASH EQUIVALENTS, beginning of period                                                           14,396        11,434
                                                                                                   ---------------------------
CASH AND CASH EQUIVALENTS, end of period                                                               $ 11,847      $ 25,104
                                                                                                   ===========================
CASH PAID DURING PERIOD FOR:
      Interest                                                                                          $ 3,154       $ 3,329
      Incomes taxes                                                                                       4,076         1,301
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
      Acquisition of contolling interest of GRO:
                  Receivables forgiven                                                                 $ 11,742         ---
                  Liabilities assumed                                                                    29,176         ---
                  Assets acquired                                                                        40,861         ---
                  Cash received, net of cash paid                                                            57         ---

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 1999 and 1998 are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K.

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.  CORPORATE DEVELOPMENTS:

Compania de Ferrocarriles de Chiapas-Mayab, S.A. de C.V.

  On July 7, 1999, the Company announced that its newly-formed subsidiary, Compania de Ferrocarriles de Chiapas-Mayab, SA de CV ("FCCM") had been awarded the Chiapas-Mayab railway concession by the state-owned rail company Ferronales. FCCM's bid was 141 million pesos for the concession, or approximately $15 million at current exchange rates. In addition FCCM has committed to purchase locomotives, freight cars, and other assets used on the lines, and to complete significant track rehabilitation on one of the lines.

  The Chiapas-Mayab concession is made up of two separate rail lines. The Chiapas is approximately 450 kilometers (280 miles) long and runs between Ixtepec in the Mexican state of Oaxaca, and Ciudad Hidalgo in the Mexican state of Chiapas. Principal commodities include cement, corn, petroleum products and various agricultural products. The Mayab extends approximately 1,100 kilometers (680 miles) from Coatzacoalcos in the Mexican state of Vera Cruz, to beyond Merida in the Mexican state of Yucatan. Principal commodities hauled on the line include cement, silica sand and various agricultural products. The two railroads are connected via trackage rights over Ferrosur (a recently privatized rail concession) and a government-owned line.

  The transaction is expected to close approximately August 17, 1999 with FCCM starting operations on September 1, 1999.

3.  GENESEE RAIL-ONE INC.:

  On April 15, 1999, the Company closed on an agreement to acquire
Rail-One Inc. ("Rail-One") which has 47.5% ownership interest in Genesee Rail-One Inc. ("GRO") thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million, will pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period, and granted options to the owners of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.62 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. The transaction is accounted for as a purchase and resulted in $2.2 million of goodwill which is amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

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

5.  CONTINGENCIES:

  IMRR - On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past and ongoing rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit.

  The parent company of ComEd has contracted to sell certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the "SAA"), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On April 6, 1999, a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois. The suit sought declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. On June 10, 1999, IMRR's suit against Com Ed in Sangamon County was voluntarily withdrawn without prejudice in partial resolution of several procedural motions pending in the Cook County action, and with the explicit recognition from ComEd that the action may be re-filed in Cook County.

  ComEd is currently IMRR's largest customer and in 1998 the Powerton plant accounted for 6.3% of the consolidated revenues of the Company and its subsidiaries. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

  Conrail Merger - On July 23, 1998, the Surface Transportation Board ("STB") issued its written order approving the petition of CSX Transportation, Inc. ("CSX") and Norfolk Southern Corp. ("NS") to control and divide the assets of Consolidated Rail Corporation ("Conrail"). Railroads in the Company's New York and Pennsylvania region interchange with, or participate in overhead traffic with, one or both of these railroads. Overhead traffic is defined as traffic that neither originates nor terminates on the Company's northeastern rail network. In their joint filing with the STB, CSX and NS estimated that approximately $8.3 million in freight revenue related to overhead traffic on one of the Company's subsidiaries may be diverted as a result of the transactions. The Company substantially agrees with this estimate and is implementing operational changes aimed at minimizing this impact. On October 21, 1997, the Company and several of its railroads entered into a confidential Rate and Route Agreement with CSX that the Company believes will facilitate the operations' restructuring process. The STB's written order contains one or more conditions which also may minimize this impact. The division of Conrail's assets occurred on June 1, 1999. While the Company believes that agreements reached with CSX and NS in regard to the Conrail breakup will ultimately benefit the Company, the operational startups by CSX and NS of the former Conrail lines have created some operational challenges which have had a commensurate negative impact on financial performance. Although the effects of these challenges were expected, the Company continues to monitor the situation very carefully. Based on its initial studies, the Company believes that no impairment of its assets has occurred or will occur.

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized the Company's repurchase of up to one million shares of the Company's Class A common stock under Rule 10b-18. On May 10, 1999, the Company completed its purchase of the one million shares authorized by the board of directors at a total cost of $11.0 million.

6.  COMPREHENSIVE INCOME:

  Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the periods ended June 30, 1999 and 1998:

                       Statement of Comprehensive Income
                                 (in thousands)

                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                    1999              1998             1999              1998
                                                    ----              ----             ----              ----
Net income                                          $2,746           $1,846            $2,414           $4,128
Other comprehensive income -
Foreign currency translation
adjustments                                            337             (824)              744             (540)
                                                 -------------------------------------------------------------
Comprehensive income                                $3,083           $1,022            $3,158           $3,588
                                                 =============================================================

7. BUSINESS SEGMENT INFORMATION:

The Company operates in three business segments in four geographic areas: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Australian Railroad Operations, which includes operating a regional railroad and providing hook and pull

(haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industries with extensive railroad facilities within their complexes in the United States.

  Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the three month and six month periods ended June, 1999 and 1998 are shown in the following tables:

Business Segment

(amounts in thousands)

Three Months Ended June 30,

                                North American   Australian     Industrial
                                Railroad         Railroad       Switching
1999                            Operations       Operations     Operations     Total
---------------------------------------------------------------------------------------
Revenues                         $ 29,054       $ 10,559       $ 3,056       $ 42,669
Operating income                    4,338          1,162           223          5,723
Other expense, net                                                             (1,549)
Income before taxes                                                             4,174
Identifiable assets               190,913         43,515        10,040        244,468
---------------------------------------------------------------------------------------

                                North American   Australian     Industrial
                                Railroad         Railroad       Switching
1998                            Operations       Operations     Operations       Total
---------------------------------------------------------------------------------------

Revenues                         $ 21,526        $12,146       $ 3,393       $ 37,065
Operating income (loss)             3,122          2,122          (572)         4,672
Other expense, net                                                             (1,467)
Income before taxes                                                             3,205
Identifiable assets               168,810         41,705         9,923        220,438
---------------------------------------------------------------------------------------

Six Months Ended June 30,

                                North American   Australian     Industrial
                                Railroad         Railroad       Switching
1999                            Operations       Operations     Operations       Total
---------------------------------------------------------------------------------------

Revenues                         $ 48,993        $21,580       $ 6,268       $ 76,841
Operating income (loss)             4,755          3,083           (77)         7,761
Other expense, net                                                             (3,540)
Income before taxes                                                             4,221
Identifiable assets               190,913         43,515        10,040        244,468
---------------------------------------------------------------------------------------

                                North American   Australian     Industrial
                                Railroad         Railroad       Switching
1998                            Operations       Operations     Operations     Total
---------------------------------------------------------------------------------------

Revenues                         $ 43,916        $24,412       $ 6,478       $ 74,806
Operating income (loss)             6,932          3,800        (1,086)         9,646
Other expense, net                                                             (2,635)
Income before taxes                                                             7,011
Identifiable assets               168,810         41,705         9,923        220,438
---------------------------------------------------------------------------------------

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

General

  The Company is a holding company whose subsidiaries own and/or operate short line and regional freight railroads and provide related rail services in the United States, Australia, Canada and Mexico. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industries with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industries with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its U.S. and Canadian lines.

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

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. The Company completed two acquisitions during the first four months of 1996, one in November 1996, and another in November 1997, and effective April 15, 1999, the Company began consolidating the results of Genesee Rail-One Inc. (see "Genesee Rail-One Inc." immediately below and Note 3. to the consolidated financial statements).
Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Genesee Rail-One Inc.

  On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. ("Rail-One") which has a 47.5% ownership interest in Genesee Rail-OneInc. ("GRO") thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million, will pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period, and granted options to the owners of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.62 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. The transaction is accounted for as a purchase and resulted in $2.2 million of goodwill which is being amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

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

  All of the Company's railroad operations and management processes are supported through licensed third party development and contracted operations. These systems are third party certified Year 2000 compliant. With respect to electronic commerce transmissions, the Company is currently capable of supporting certain Year 2000 compliant EDI (4010) transactions. Remaining Year 2000 compliant EDI transactions will be implemented according to industry-wide schedules. Full EDI compliance is expected during the third quarter of 1999. Because the potential exists that not all of the Company's trading partners will achieve Year 2000 compliance, the Company's operational systems will accommodate non-Year 2000 electronic commerce transmissions as well as Year 2000 ready transmissions.

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

  To date, the Company has expended less than $50,000 on its Year 2000 initiative and remaining costs are expected to be minimal. Overall, the Company's Year 2000 initiative is proceeding on schedule with completion of all areas expected by late-1999.

  Failure to achieve Year-2000 compliance by the Company, other railroads, its suppliers, and its customers could negatively affect the Company's ability to conduct business for an extended period. Management believes that the Company will be successful in its Year 2000 conversion; however, there can be no assurance that other companies on which the Company's systems and operations rely will be converted on a timely basis, and such failure could have a material adverse effect on the Company's financial position, results of operations, or liquidity.


            The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Consolidated Operating Revenues

  Operating revenues were $42.7 million in the quarter ended June 30, 1999 compared to $37.1 million in the quarter ended June 30, 1998, a net increase of $5.6 million or 15.1%. The net increase was attributable to a $7.5 million increase in North American railroad revenues of which $5.9 million were revenues from new railroad operations in Canada, offset by a $1.6 million decrease in revenues from Australian railroad operations and a $337,000 decrease in industrial switching revenues.

  The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States.

North American Railroad Operating Revenues

  Operating revenues were $29.0 million in the quarter ended June 30, 1999 compared to $21.5 million in the quarter ended June 30, 1998, an increase of $7.5 million or 35.0%. The increase was attributable to a $6.4 million increase in freight revenues and $1.1 million increase in non-freight revenues. The increase of $6.4 million in North American freight revenues was due to $4.5 million in new freight revenues attributable to the acquisition of GRO's Canadian railroads in April, 1999 (see Note 3. to Consolidated Financials Statements), and an increase of $1.9 million in freight revenues on existing railroad operations.

  The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 1999 and 1998:

  North American Freight Revenues and Carloads Comparison by Commodity Group
                     Quarters Ended June 30, 1999 and 1998
              (dollars in thousands, except average per carload)

                                                                                                                       Average
                                                                                                                       Freight
                                                                                                                       Revenues
                                                                                                                       Per
                                         Freight Revenues                          Carloads                            Carload
                                         ----------------                          --------                            ---------
Commodity Group
--------------------    1999     % of Total    1998     % of Total    1999    % of Total    1998     % of Total    1999     1998
                       ------    ----------   ------    ----------   ------    ----------   -----     ----------   ----     ----


Coal, Coke & Ores     $ 5,915     25.9%      $ 4,894      29.8%      21,448      29.4%      18,412      34.1%     $ 276    $ 266
Pulp & Paper            3,982     17.5%        2,072      12.6%      10,395      14.2%       5,258       9.7%       383      394
Metals                  2,343     10.3%        1,398       8.5%       8,578      11.7%       4,804       8.9%       273      291
Chemicals &
Plastics                2,243      9.8%        1,761      10.7%       4,508       6.2%       3,454       6.4%       498      510
Lumber & Forest
 Products               2,231      9.8%        1,657      10.1%       7,119       9.7%       5,675      10.5%       313      292
Petroleum Products      1,995      8.7%        1,550       9.4%       4,501       6.2%       3,446       6.4%       443      450
Minerals & Stone        1,267      5.5%          847       5.2%       5,836       8.0%       2,904       5.4%       217      292
Farm & Food Products    1,141      5.0%        1,056       6.4%       4,131       5.6%       3,475       6.4%       276      304
Autos & Auto Parts        650      2.9%          616       3.8%       1,279       1.8%       1,215       2.3%       508      507
Other                   1,039      4.6%          564       3.5%       5,221       7.2%       5,324       9.9%       199      106
                    -----------------------------------------------------------------------------------------

Total                 $22,806    100.0%      $16,415     100.0%      73,016     100.0%      53,967     100.0%       312      304
                    =============================================================================================================

  Coal increased by $1.0 million or 20.9% of which $966,000 was on existing railroad operations and $55,000 was new freight revenues attributable to the acquisition of GRO. The increase on existing railroad operations was primarily attributable to increased shipments at a key customer's facilities which offset reduced shipments in the first quarter of 1999 due to planned maintenance projects.

  Pulp and Paper increased by $1.9 million or 92.2% of which $195,000 was on existing railroad operations and $1.7 million was new freight revenues attributable to the acquisition of GRO.

  Metals increased by $945,000 or 67.6% of which $25,000 was a decrease on existing railroad operations and $970,000 was new freight revenues attributable to the acquisition of GRO.

  Freight revenues from all remaining commodities reflected an increase of $2.5 million or 31.2% of which $714,000 was on existing railroad operations and $1.8 million was new freight revenues attributable to the acquisition of GRO.

  Total North American carloads were 73,016 in the quarter ended June 30, 1999 compared to 53,967 in the quarter ended June 30, 1998, an increase of 19,049 or 35.3%. The increase of 19,049 consisted of an increase of 5,317 carloads on existing railroad operations of which 2,823 were coal, and 13,732 carloads attributable to the acquisition of GRO. The overall average revenue per carload increased to $312 in the quarter ended June 30, 1999, compared to $304 per carload in the quarter ended June 30, 1998, an increase of 2.6% due primarily to higher per carload revenues attributable to GRO carloads combined with a slight increase on existing railroad operations carloads.

  North American non-freight railroad revenues were $6.2 million in the quarter ended June 30, 1999 compared to $5.1 million in the quarter ended June 30, 1998, an increase of $1.1 million or 22.2%. The increase is the net result of a decrease of $265,000 on non-freight revenues on existing railroad operations and $1.4 million of new non-freight revenues attributable to the acquisition of GRO. The GRO non-freight revenues are primarily car hire and car rental revenues.

Australian Operating Revenues (U.S. Dollars)

  Operating revenues were $10.6 million in the quarter ended June 30, 1999, compared to $12.1 million in the quarter ended June 30, 1998, a decrease of $1.5 million or 13.1%. The decrease was the result of a decrease in freight revenues from Australian railroad operations of $1.4 million or 13.3% and a decrease in non-freight revenues of $146,000 or 11.1%.

  Australian freight revenues were $9.4 million in the quarter ended June 30, 1999, compared to $10.8 million in the quarter ended June 30, 1998, a decrease of $1.4 million or 13.3%.

  The following table outlines Australian freight revenues for the quarters ended June 30, 1999 and 1998:

                    Australian Freight Revenues by Commodity
                     Quarters Ended June 30, 1999 and 1998
                                 (in thousands)


                                                                            1999                              1998
                                                                            -----                             ----


Commodity Group                                              Dollars        % of Total        Dollars        % of Total
---------------                                            -----------------------------------------------------------------
Hook and Pull (Haulage)                                           $5,049            53.7%         $ 3,937            36.3%
Grain                                                              2,830            30.1%           3,598            33.2%
Coal                                                                 -0-             0.0%           1,792            16.5%
Gypsum                                                               656             7.0%             784             7.2%
Marble                                                               487             5.2%             502             4.6%
Lime                                                                 370             3.9%             168             1.6%
Other                                                                  3             0.1%              55             0.6%
                                                           -----------------------------------------------------------------

Total                                                             $9,395           100.0%         $10,836           100.0%
                                                           =================================================================


  The net decrease of $1.4 million in Australian freight revenues was primarily attributable to the decline in freight revenues from the shipment of Coal of $1.8 million and Grain of $768,000 which was offset by an increase in freight revenues from Hook and Pull of $1.1 million. There were no freight revenues from coal in the quarter ended June 30, 1999, due to the non-renewal of a coal contract. Net freight revenues from all remaining commodities were comparable for the quarters.

  Australian non-freight revenues were $1.2 million in the quarter ended June 30, 1999, compared to $1.3 million in the quarter ended June 30, 1998, a decrease of $146,000 or 11.1%. The decrease in non-freight revenues from Australian railroad operations was due primarily to a reduction in car hire and rental income.

Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $3.1 million in the quarter ended June 30, 1999 compared to $3.4 million in the quarter ended June 30, 1998, a decrease of $337,000 or 9.9% due primarily to the decision to exit unprofitable switching contracts.

Consolidated Operating Expense

  Operating expenses for all operations combined were $37.0 million in the quarter ended June 30, 1999, compared to $32.4 million in the quarter ended June 30, 1998, an increase of $4.6 million or 14.1%. Expenses attributable to North American railroad operations were $24.7 million in the quarter ended June 30, 1999, compared to $18.4 million in the quarter ended June 30, 1998, an increase of $6.3 million or 34.3% of which $5.0 million were expenses attributable to new railroad operations in Canada. Expenses attributable to operations in Australia were $9.4 million in the quarter ended June 30, 1999, compared to $10.0 million in the quarter ended June 30, 1998, a decrease of $626,000 or 6.2%. Expenses attributable to U.S. industrial switching were $2.8 million in the quarter ended June 30, 1999, compared to $3.9 million in the quarter ended June 30, 1998, a decrease of $1.1 million or 28.5%.

  The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States.

North American Railroad Operating Expenses

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the quarters ended June 30, 1999 and 1998:

                            North American Railroad
                         Operating Expense Comparison
                     Quarters Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                1999                               1998
                                               ------                             ------
                                         $       % of Operating          $            % of Operating
                                                     Revenue                              Revenue
Labor and benefits                        $ 9,351       32.2%              $ 7,578        35.2%
Equipment rents                             3,630       12.5%                2,513        11.7%
Purchased services                          1,677        5.8%                1,070         5.0%
Depreciation and amortization               2,397        8.3%                1,872         8.7%
Diesel fuel                                 1,321        4.5%                  763         3.5%
Casualties and insurance                    1,197        4.1%                  923         4.3%
Materials                                   1,766        6.1%                  886         4.1%
Other                                       3,376       11.6%                2,799        13.0%
                                          -------------------------------------------------------

 Total                                    $24,715       85.1%              $18,404        85.5%
                                          =======================================================

  Labor and benefits expense was $9.4 million in the quarter ended June 30, 1999 compared to $7.6 million in the quarter ended June 30, 1998, an increase of $1.8 million or 23.4% of which $315,000 was attributable to increases on existing railroad operations and $1.5 million was attributable to the acquisition of GRO.

  Equipment rents were $3.6 million in the quarter ended June 30, 1999 compared to $2.5 million in the quarter ended June 30, 1998, an increase of $1.1 million or 44.4%. The increase is the net result of a $184,000 decrease on existing railroad operations and $1.3 million increase attributable to the acquisition of GRO.

  Materials expense was $1.8 million in the quarter ended June 30, 1999 compared to $886,000 in the quarter ended June 30, 1998, an increase of $880,000 or 99.3% of which $621,000 was attributable to increases on existing railroad operations and $259,000 was attributable to the acquisition of GRO. The increase on existing railroad operations was due primarily to increases in maintenance of locomotives and freight cars.

  All other expenses combined were $9.9 million in the quarter ended June 30, 1999 compared to $7.4 million in the quarter ended June 30, 1998, an increase of $2.5 million or 34.2% of which $600,000 was attributable to increases on existing railroad operations and $1.9 million was attributable to the acquisition of GRO.

Australian Railroad Operating Expenses (U.S. Dollars)

  The following table sets forth a comparison of the Company's Australian railroad operating expenses in the quarters ended June 30, 1999 and 1998:

                         Australian Railroad Operations
                          Operating Expense Comparison
                     Quarters Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                 1999                                     1998
                                                 -----                                    -----


                                                 $    % of Operating                      $   of Operating
                                                          Revenue                               Revenue
Labor and benefits                         $1,436           13.6%                $ 1,221          10.1%
Equipment rents                                69            0.7%                     99           0.8%
Purchased services                          2,969           28.1%                  3,856          31.7%
Depreciation and amortization                 534            5.1%                    419           3.4%
Diesel fuel                                 1,980           18.8%                  2,305          19.0%
Casualties and insurance                      627            5.9%                    378           3.1%
Materials                                     376            3.6%                    561           4.6%
Other                                       1,406           13.2%                  1,184           9.8%

                                          ---------------------------------------------------------------
 Total                                     $9,397           89.0%                $10,023          82.5%
                                          ===============================================================

  Purchased services were $3.0 million in the quarter ended June 30, 1999 compared to $3.9 million in the quarter ended June 30, 1998, a net decrease of $887,000 or 23.0%. The decrease was primarily related to the non-renewal of the coal haulage contract discussed above under "Australian Operating Revenues" which resulted in no contracted maintenance charges on the track used for the coal haulage, and capital work on ASR-owned tracks which reduced contract labor expense for maintenance.

  Diesel fuel was $2.0 million in the quarter ended June 30, 1999 compared to $2.3 million in the quarter ended June 30, 1998, a decrease of $325,000 or 14.1%, due primarily to a combination of price reductions and reduced fuel consumption resulting from lower freight volumes.

  Casualties and insurance was $627,000 in the quarter ended June 30, 1999 compared to $378,000 in the quarter ended June 30, 1998, an increase of $249,000 or 65.9%, due primarily to an increase in derailment expense.

U. S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the quarters ended June 30, 1999 and 1998:



            The remainder of this page is intentionally left blank.

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Quarters Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                     1999                          1998
                                                     -----                         -----


                                              $    % of Operating            $     % Operating of
                                                       Revenue                       Revenue
Labor and benefits                         $2,099        68.7%          $2,537         74.8%
Equipment rents                                47         1.5%              47          1.4%
Purchased services                            111         3.6%              85          2.5%
Depreciation and amortization                 221         7.2%             202          6.0%
Diesel fuel                                   101         3.3%             116          3.4%
Casualties and insurance                      266         8.7%              94          2.8%
Materials                                     233         7.7%             196          5.8%
Other                                        (244)       (8.0%)            689         20.2%
                                           ------------------------------------------------------

 Total                                     $2,834        92.7%          $3,966  1      16.9%
                                        =========================================================

  Labor and benefits expense was $2.1 million in the quarter ended June 30, 1999 compared to $2.5 million in the quarter ended June 30, 1998, a decrease of $438,000 or 17.3%, due primarily to the decision to exit unprofitable switching contracts.

  Casualties and insurance expense was $266,000 in the quarter ended June 30, 1999 compared to $94,000 in the quarter ended June 30, 1998, an increase of $172,000 or 183.0%, due primarily to an increase in claims expense.

  Other expense was a credit of $244,000 in the quarter ended June 30, 1999 compared to $689,000 in the quarter ended June 30, 1998, a decrease of $933,000 or 135.4%. The credit balance reflects the reclassification of $305,000 of administrative expense that had originally been classified as railroad operations expense. The 1998 period was unusually high due to approximately $400,000 of legal fees for still-pending litigation.

Operating Ratios

  The Company's combined operating ratio decreased to 86.6% in the quarter ended June 30, 1999 from 87.4% in the quarter ended June 30, 1998. The operating ratio for North American railroad operations decreased to 85.1% in the quarter ended June 30, 1999 from 85.5% in the quarter ended June 30, 1998. The operating ratio for Australian railroad operations increased to 89.0% in the quarter ended June 30, 1999 from 82.5% in the quarter ended June 30, 1998. The operating ratio for U.S. industrial switching operations decreased to 92.7% in the quarter ended June 30, 1999 from 116.9% in the quarter ended June 30, 1998.

Interest Expense and Income Taxes

  Interest expense in the quarter ended June 30, 1999 was $1.9 million compared to $1.6 million in the quarter ended June 30, 1998, an increase of $288,000 or 17.5%. The Company's effective income tax rate in the quarter ended June 30, 1999, was 34.2% which compared to 42.4% in the quarter ended June 30, 1998. The decrease is primarily attributable to income tax treatment of GRO's operating results. GRO is now able to utilize net operating loss carryovers from its earlier operations when tax benefits could not be recognized.

Net Income

  The Company's net income in the quarter ended June 30, 1999 was $2.7 million compared to net income of $1.8 million in the quarter ended June 30, 1998, an increase of $900,000 or 48.8%. The increase in net income is the net result of an increase in net income from North American railroad operations of $842,000, a decrease in net income from Australian railroad operations of $365,000, and a decrease in the net loss of industrial switching of $423,000.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Consolidated Operating Revenues

  Operating revenues were $76.8 million in the six months ended June 30, 1999 compared to $74.8 million in the six months ended June 30, 1998, a net increase of $2.0 million or 2.7%. The net increase was attributable to a $5.1 million increase in North American railroad revenues offset by a $2.8 million decrease in revenues from Australian railroad operations and a $210,000 decrease in industrial switching revenues.

  The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States.

North American Railroad Operating Revenues

  Operating revenues were $49.0 million in the six months ended June 30, 1999 compared to $43.9 million in the six months ended June 30, 1998, an increase of $5.1 million or 11.6%. The increase was attributable to a $4.3 million increase in freight revenues and $793,000 increase in non-freight revenues. The net increase of $4.3 million in North American freight revenues was due to $4.5 million in new freight revenues attributable to the acquisition of GRO's Canadian railroads in April, 1999 (see Note 3. to Consolidated Financials Statements) offset by a decrease of $257,000 in freight revenues on existing railroad operations.

  The following table compares North American freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 1999 and 1998:



            The remainder of this page is intentionally left blank.

   North American Freight Revenues and Carloads Comparison by Commodity Group
                    Six Months Ended June 30, 1999 and 1998
               (dollars in thousands, except average per carload)


                                                                                                                    Average
                                                                                                                    Freight
                                                                                                                    Revenues
                                                                                                                    Per
                                   Freight Revenues                               Carloads                          Carload
                                   ----------------                               --------                          -------
Commodity Group                    % of                  % of                 % of                  % of
---------------
                          1999      Total       1998      Total      1999      Total       1998       Total     1999     1998
                          ----      -----       ----      -----      ----      -----       ----       -----     ----     ----

Coal, Coke & Ores          $9,589     25.4%     $10,045     30.0%     36,420     29.8%      39,289      34.8%     $263     $256
Pulp & Paper                5,993     15.9%       4,418     13.2%     16,101     13.2%      11,367      10.1%      372      389
Chemicals &
Plastics                    4,052     10.7%       3,077      9.2%      7,979      6.5%       5,902       5.2%      508      521
Petroleum Products          3,892     10.3%       3,756     11.2%      8,676      7.1%       8,719       7.7%      449      431
Lumber & Forest
Products                    3,890     10.3%       2,972      8.9%     12,920     10.6%      10,017       8.9%      301      297
Metals                      3,389      9.0%       2,908      8.7%     12,837     10.5%      10,751       9.5%      264      270
Farm & Food Products        2,159      5.7%       1,999      6.0%      7,722      6.3%       7,231       6.4%      280      276
Minerals & Stone            1,761      4.7%       1,725      5.2%      7,558      6.2%       6,089       5.4%      233      283
Autos & Auto Parts          1,250      3.3%       1,067      3.2%      2,461      2.0%       2,109       1.9%      508      506
Other                       1,739      4.7%       1,463      4.4%      9,390      7.8%      11,429      10.1%      185      128
                         ---------------------------------------------------------------------------------------------------------

Total                     $37,714    100.0%     $33,430    100.0%    122,064    100.0%     112,903     100.0%      309      296
                         =========================================================================================================

  Coal decreased by $456,000 or 4.5% due to a $511,000 decrease on existing railroad operations offset by $55,000 of new freight revenues attributable to the acquisition of GRO.

  Pulp and Paper increased by a net $1.6 million or 35.6% which consisted of a $140,000 decrease on existing railroad operations offset by $1.7 million of new freight revenues attributable to the acquisition of GRO.

  Chemicals & Plastics increased by $975,000 or 31.7% of which $538,000 was on existing railroad operations and $437,000 was new freight revenues attributable to the acquisition of GRO.

  Lumber & Forest Products increased by $918,000 or 30.9% of which $594,000 was on existing railroad operations and $324,000 was new freight revenues attributable to the acquisition of GRO.

  Freight revenues from all remaining commodities reflected a net increase of $1.3 million or 9.8% which consisted of a $738,000 decrease on existing railroad operations offset by $2.0 million of new freight revenues attributable to the acquisition of GRO.

  Total North American carloads were 122,064 in the six months ended June 30, 1999 compared to 112,903 in the six months ended June 30, 1998, an increase of 9,161 or 8.1%. The increase of 9,161 consisted of a decrease of 4,571 carloads on existing railroad operations of which 3,082 were Coal, offset by 13,732 carloads attributable to the acquisition of GRO. The overall average revenue per carload increased to $309 in the six months ended June 30, 1999, compared to $296 in the six months ended June 30, 1998, an increase of 4.4% due primarily to higher per carload revenues attributable to GRO combined with an increase on existing railroad operations carloads.

  North American non-freight railroad revenues were $11.3 million in the six months ended June 30, 1999 compared to $10.5 million in the six months ended June 30, 1998, an increase of $793,000 or 7.6%. The increase is the net result of a decrease of $609,000 on non-freight revenues on existing railroad operations and $1.4 million of new non-freight revenues attributable to the acquisition of GRO. The GRO non-freight revenues are primarily car hire and car rental revenues.

Australian Operating Revenues (U.S. Dollars)

  Operating revenues were $21.6 million in the six months ended June 30, 1999, compared to $24.4 million in the six months ended June 30, 1998, a decrease of $2.8 million or 11.6%. The decrease was the result of a decrease in freight revenues of $2.3 million and a decrease in non-freight revenues of $516,000.

  Australian freight revenues were $19.3 million in the six months ended June 30, 1999, compared to $21.6 million in the six months ended June 30, 1998, a decrease of $2.3 million or 10.7%.

  The following table outlines Australian freight revenues for the six months ended June 30, 1999 and 1998:

                    Australian Freight Revenues by Commodity
                    Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                                        1999                              1998
                                                                        ----                              ----

Commodity Group                                              Dollars                 %of         Dollars             % of
---------------                                                                    Total                            Total
                                                        ------------------------------------------------------------------
Hook and Pull (Haulage)                                          $ 9,256            47.9%         $ 7,877            36.4%
Grain                                                              6,504            33.7%           6,472            29.9%
Coal                                                                 664             3.4%           3,856            17.8%
Gypsum                                                             1,309             6.8%           1,541             7.1%
Marble                                                               959             5.0%           1,010             4.7%
Lime                                                                 623             3.2%             524             2.4%
Other                                                                  7             0.0%             358             1.7%
                                                        -----------------------------------------------------------------

Total                                                            $19,322           100.0%         $21,638           100.0%
                                                        =================================================================


  The net decrease of $2.3 million in Australian freight revenues was primarily attributable to the decline in freight revenues from the shipment of Coal of $3.2 million which was offset by an increase in freight revenues from Hook and Pull of $1.4 million. Freight revenues from coal were significantly lower in the six months ended June 30, 1999, due to the non-renewal of a coal contract. Net freight revenues from all remaining commodities increased by $503,000.

  Australian non-freight revenues were $2.3 million in the six months ended June 30, 1999, compared to $2.8 million in the six ended June 30, 1998, a decrease of $516,000 or 18.6%. The decrease in non-freight revenues from Australian railroad operations was due primarily to a reduction in car hire and rental income.

Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $6.3 million in the six months ended June 30, 1999 compared to $6.5 million in the six months ended June 30, 1998, a decrease of $210,000 or 3.2% due primarily to the decision to exit unprofitable switching contracts.

Consolidated Operating Expenses

  Operating expenses for all operations combined were $69.1 million in the six months ended June 30, 1999, compared to $65.2 million in the six months ended June 30, 1998, an increase of $3.9 million or 6.0%. Expenses attributable to North American railroad operations were $44.2 million in the six months ended June 30, 1999, compared to $37.0 million in the six months ended June 30, 1998, an increase of $7.2 million or 19.6%. Expenses attributable to operations in Australia were $18.5 million in the six months ended June 30, 1999, compared to $20.6 million in the six months ended June 30, 1998, a decrease of $2.1 million or 10.3%. Expenses attributable to U.S. industrial switching were $6.3 million in the six months ended June 30, 1999, compared to $7.6 million in the six months ended June 30, 1998, a decrease of $1.3 million or 16.1%.

  The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States.

North American Railroad Operating Expenses

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the six months ended June 30, 1999 and 1998:

                            North American Railroad
                          Operating Expense Comparison
                    Six Months Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                  1999                   1998
                                                  ----                   ----

                                          $        % of Operating     $     % of Operating
                                                       Revenue                  Revenue
Labor and benefits                        $17,141        35.0%        $14,987      34.1%
Equipment rents                             6,361        13.0%          5,404      12.3%
Purchased services                          2,702         5.5%          2,164       4.9%
Depreciation and amortization               4,390         9.0%          3,521       8.0%
Diesel fuel                                 2,050         4.2%          1,701       3.9%
Casualties and insurance                    1,785         3.6%          1,824       4.2%
Materials                                   3,081         6.3%          1,822       4.1%
Other                                       6,731        13.7%          5,562      12.7%
                                        ------------------------------------------------------

 Total                                    $44,241        90.3%        $36,985      84.2%
                                        ==================================================

  Labor and benefits expense was $17.1 million in the six months ended June 30, 1999 compared to $15.0 million in the six months ended June 30, 1998, an increase of $2.1 million or 14.4% of which $696,000 was attributable to increases on existing railroad operations and $1.4 million was attributable to the acquisition of GRO.

  Equipment rents were $6.4 million in the six months ended June 30, 1999 compared to $5.4 million in the six months ended June 30, 1998, an increase of $957,000 or 17.7%. The increase is the net result of a $344,000 decrease on existing railroad operations and $1.3 million attributable to the acquisition of GRO.

  Materials expense was $3.0 million in the six months ended June 30, 1999 compared to $1.8 in the six months ended June 30, 1998, an increase of $1.2 million or 69.1% of which $1.0 million was attributable to increases on existing railroad operations and $259,000 was attributable to the acquisition of GRO.
The increase on existing railroad operations was due primarily to increases in maintenance for locomotives and freight cars.

  All other expenses combined were $17.7 million in the six months ended June 30, 1999 compared to $14.8 million in the six months ended June 30, 1998, an increase of $2.9 million or 19.5% of which $1.0 million was attributable to increases on existing railroad operations and $1.9 million was attributable to the acquisition of GRO.

Australian Railroad Operating Expenses (U.S. Dollars)

  The following table sets forth a comparison of the Company's Australian railroad operating expenses in the six months ended June 30, 1999 and 1998:

                         Australian Railroad Operations
                          Operating Expense Comparison
                    Six Months Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                               1999                        1998
                                               -----                       -----

                                         $          % of Operating       $     % of Operating
                                                       Revenue                     Revenue
Labor and benefits                        $ 2,809         13.0%          $ 2,615      10.7%
Equipment rents                                97          0.4%              452       1.9%
Purchased services                          5,924         27.5%            7,857      32.2%
Depreciation and amortization               1,029          4.8%              880       3.6%
Diesel fuel                                 3,959         18.3%            4,769      19.5%
Casualties and insurance                    1,249          5.8%              686       2.8%
Materials                                     859          4.0%              902       3.7%
Other                                       2,570         11.9%            2,450      10.0%
                                          ----------------------------------------------------

 Total                                    $18,496         85.7%          $20,611      84.4%
                                         =====================================================

  Equipment rent was $97,000 in the six months ended June 30, 1999 compared to $452,000 in the six months ended June 30, 1998, a decrease of $355,000 or 78.5%, due primarily to the loss of the coal haulage contract discussed above under "Australian Operating Revenues".

  Purchased services were $5.9 million in the six months ended June 30, 1999 compared to $7.9 million in the six months ended June 30, 1998, a decrease of $1.9 million or 24.6%. The decrease was due primarily to the loss of the coal haulage contract discussed above under "Australian Operating Revenues" which resulted in reduced contracted maintenance charges on the track used for the coal haulage, and capital work on ASR-owned tracks which reduced contract labor expense for maintenance.

  Diesel fuel was $4.0 million in the six months ended June 30, 1999 compared to $4.8 million in the six months ended June 30, 1998, a decrease of $810,000 or 17.0%, due primarily to a combination of price reductions and reduced fuel consumption resulting from lower freight volumes.

  Casualties and insurance was $1.2 million in the six months ended June 30, 1999 compared to $686,000 in the six months ended June 30, 1998, an increase of $563,000 or 82.1%, due primarily to an increase in derailment expense.

U. S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the six months ended June 30, 1999 and 1998:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                    Six Months Ended June 30, 1999 and 1998
                             (dollars in thousands)

                                                    1999                        1998
                                                    ----                        ----

                                          $        % of Operating          $   % of Operating
                                                       Revenue                    Revenue
Labor and benefits                         $4,443        70.9%         $4,919       75.9%
Equipment rents                                93         1.5%             83        1.3%
Purchased services                            218         3.5%            164        2.5%
Depreciation and amortization                 428         6.8%            397        6.1%
Diesel fuel                                   220         3.5%            248        3.8%
Casualties and insurance                      659        10.5%            188        2.9%
Materials                                     434         6.9%            366        5.6%
Other                                        (151)       (2.4%)         1,198       18.6%
                                          ----------------------------------------------------

 Total                                     $6,344       101.2%         $7,563      116.7%
                                          ====================================================

  Labor and benefits expense was $4.4 million in the six months ended June 30, 1999 compared to $4.9 million in the six months ended June 30, 1998, a decrease of $476,000 or 9.7%, due primarily to the decision to exit unprofitable switching contracts.

  Casualties and insurance expense was $659,000 in the six months ended June 30, 1999 compared to $188,000 in the six months ended June 30, 1998, an increase of $471,000 or 250.5%, due primarily to an increase in claims expense.

  Other expense was a credit of $151,000 in the six months ended June 30, 1999 compared to $1.2 million in the six months ended June 30, 1998, a decrease of $1.3 million or 112.6%. The credit balance reflects the reclassification of $305,000 of administrative expense that had originally been classified as railroad operations expense. The 1998 period was unusually high due to approximately $550,000 of legal fees for still-pending litigation.

Operating Ratios

  The Company's combined operating ratio increased to 89.9% in the six months ended June 30, 1999 from 87.1% in the six months ended June 30, 1998. The operating ratio for North American railroad operations increased to 90.3% in the six months ended June 30, 1999 from 84.2% in the six months ended June 30, 1998. The operating ratio for Australian railroad operations increased to 85.7% in the six months ended June 30, 1999 from 84.4% in the six months ended June 30, 1998.
The operating ratio for U.S. industrial switching operations decreased to 101.2% in the six months ended June 30, 1999 from 116.7% in the six months ended June 30, 1998.

Interest Expense and Income Taxes

  Interest expense in the six months ended June 30, 1999 was $3.3 million compared to $3.2 million in the six months ended June 30, 1998, an increase of $120,000 or 3.7%. The Company's effective income tax rate in the six months ended June 30, 1999, was 42.8% which compared to 41.1% in the six months ended June 30, 1998.

Net Income

  The Company's net income in the six months ended June 30, 1999 was $2.4 million compared to net income of $4.1 million in the six months ended June 30, 1998, a decrease of $1.7 million or 41.5%. The decrease in net income is the net result of a decrease in net income from North American railroad operations of $2.2 million and a decrease in net income from Australian railroad operations of $71,000 offset by a decrease in the net loss of industrial switching of $536,000.

Liquidity and Capital Resources

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized management to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. On May 10, 1999, the Company completed its purchase of the one million shares authorized by the board of directors at a total cost of $11.0 million.

  During the six months ended June 30, 1999 the Company generated cash from operations of $10.2 million, invested $6.9 million in capital assets, received cash of $57,000 in the purchase of Rail-One Inc. less cash paid for common stock, had a net increase in debt of $239,000 and received $221,000 in proceeds from the disposition of property.

  During the six months ended June 30, 1998 the company generated cash from operations of $16.8 million, invested $9.5 million in capital assets and received $1.4 million in proceeds from disposition of property.

  The Company has budgeted approximately $16.5 million in capital expenditures in 1999, of which $11.5 million is planned for track rehabilitation and $5.0 is planned for equipment. Of these amounts, $3.7 million is planned for track rehabilitation in Australia and $2.5 million is planned for equipment in Australia. Approximately $6.9 million of the budgeted capital expenditures of $16.5 million were completed as of June 30, 1999.

  At June 30, 1999 the Company had long-term debt (including current portion) totaling $90.1 million, which comprised 55.7% of its total capitalization. This compares to long-term debt, including current portion, of $65.7 million at December 31, 1998, comprising 46.8% of total capitalization.

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

Forward-Looking Statements

  This Report may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are no guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the Part II, Item 1 of this Report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under a credit facility and a capital lease arrangement, both of which have variable interest rates tied to the LIBOR rate. In addition, the Company's Australian subsidiary has a variable rate loan, one-half of which fluctuates with market changes in interest rates and one-half of which is fixed at 6.24%. The Australian loan is denominated in Australian dollars. The Company estimates that the fair value of these debt instruments approximated their market values and carrying values at June 30, 1999. The Company invests excess cash in overnight money market accounts.

            The remainder of this page is intentionally left blank.

PART  II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  IMRR - On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past and ongoing rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit.

  The parent company of ComEd has contracted to sell certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the "SAA"), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On April 6, 1999, a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois. The suit sought declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. On June 10, 1999, IMRR's suit against Com Ed in Sangamon County was voluntarily withdrawn without prejudice in partial resolution of several procedural motions pending in the Cook County action, and with the explicit recognition from ComEd that the action may be re-filed in Cook County.

  ComEd is currently IMRR's largest customer and in 1998 the Powerton plant accounted for 6.3% of the consolidated revenues of the Company and its subsidiaries. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 25, 1999, the Stockholders of the Company approved the following proposals at the Annual Meeting:

Proposal 1:  To elect two directors to serve for a three-year term expiring in
----------
2002

                                                                 Authority
                                            For                  Withheld
                                            ----                ---------

Mortimer B. Fuller, III                     11,677,106            182,506

Robert M. Melzer                            11,677,106            182,506

Proposal 2:  To approve and ratify the Genesee & Wyoming Inc. Deferred Stock
-----------
Plan for Non-Employee Directors:


     For                                    11,691,238
     Against                                   160,628
     Abstain                                     7,746

Proposal 3.  Proposal to approve and ratify the selection of Arthur Andersen LLP
-----------
as the Company's independent auditors for the year ending December 31, 1999.

     For                                     11,738,361
     Against                                    117,150
     Abstain                                      4,101

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A). EXHIBITS - SEE INDEX TO EXHIBITS

(B)  REPORTS ON FORM 8-K:

     No Reports on Form 8-K were filed by the Registrant during the period covered by this Report.




             The reminder of this page is intentionally left blank.

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

     (f) Second Amended and Restated Revolving Credit Agreement dated as of October 31, 1997 among the Registrant, its subsidiaries, BankBoston, N.A. and the banks named therein (Exhibit 4.1)/4/

     (g) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)/5/

 (10)    Material Contracts

*(10.1) Amendment No. 1 to Promissory Note dated May 28, 1999 of Mortimer B. Fuller, III in favor of the Registrant

         Genesee & Wyoming Inc. Deferred Stock Plan for Non-Employee Directors is incorporated herein by reference to the Registrant's 1999 Definitive Proxy Statement, which Plan was filed in electronic format on April 19, 1999 as Annex A to the Proxy Statement.

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

          /4/Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

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


                              GENESEE & WYOMING INC.

Date:  August 13, 1999        By: /s/ Mortimer B. Fuller, III
                                  ---------------------------
                              Name:   Mortimer B. Fuller, III
                              Title:  Chairman of the Board and
                                      CEO

Date:  August 13, 1999        By: /s/ Alan R. Harris
                                  ---------------------------
                              Name:   Alan R. Harris
                              Title:  Senior Vice President and
                                      Chief Accounting Officer



            The remainder of this page is intentionally left blank.