Form 10-Q
period 1999-09-30
GENESEE & WYOMING INC
filed 1999-11-15
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

for the quarter ended September 30, 1999       Commission File No. 0-20847



                            GENESEE & WYOMING INC.
            (Exact name of registrant as specified in its charter)


Delaware                                      06-0984624
-----------------------                       --------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


71 Lewis Street, Greenwich, Connecticut       06830
---------------------------------------       ---------
(Address of principal executive offices)      (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on November 8, 1999:

Class                                            Number of Shares Outstanding
-----                                            ----------------------------
Class A Common Stock                                      3,453,327

Class B Common Stock                                        845,539


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1.  Financial Statements:                                                             Page
                                                                                           ------
            Consolidated Statements of Income - For the
              Three Month and Nine Month Periods Ended
              September 30, 1999 and 1998 .............................................       3

            Consolidated Balance Sheets - September 30, 1999
              and December 31, 1998....................................................       4

            Consolidated Statements of Cash Flows - For the
              Nine Month Periods Ended September 30, 1999
              and 1998.................................................................       5

            Notes to Consolidated Financial Statements.................................       6 - 11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................      12 - 31

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk...................................................................      31

Part II - Other Information............................................................      32

Index to Exhibits......................................................................      33 - 34

Signatures.............................................................................      35

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                                                   Three Months                     Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                                 1999            1998           1999             1998
                                                         -----------------------------------------------------------------

OPERATING REVENUES                                              $ 45,063       $ 34,707       $ 121,905         $ 109,514
                                                         -----------------------------------------------------------------
OPERATING EXPENSES:
    Transportation                                                13,868         11,402          39,085            35,174
    Maintenance of ways and structures                             5,703          4,151          14,645            12,834
    Maintenance of equipment                                       8,800          6,390          23,827            21,262
    General and administrative                                     7,301          6,066          21,348            19,102
    Depreciation and amortization                                  3,040          2,560           8,887             7,357
                                                         -----------------------------------------------------------------

Total operating expenses                                          38,712         30,569         107,792            95,729
                                                         -----------------------------------------------------------------

INCOME FROM OPERATIONS                                             6,351          4,138          14,113            13,785

Interest expense                                                  (2,285)        (1,763)         (5,609)           (4,968)
Other income (expense)                                               301            101              84               669
                                                         -----------------------------------------------------------------

Income before income taxes                                         4,367          2,476           8,588             9,486

Provision (benefit) for income tax                                (2,324)         1,073            (517)            3,955
                                                         -----------------------------------------------------------------

NET INCOME                                                       $ 6,691        $ 1,403         $ 9,105           $ 5,531
                                                         =================================================================

Earnings per common
   share - basic                                                  $ 1.56         $ 0.27          $ 2.00            $ 1.05
                                                         =================================================================

Weighted average number of shares of
   common stock - basic                                            4,298          5,213           4,547             5,267
                                                         =================================================================

Earnings per common
   share - diluted                                                $ 1.53         $ 0.27          $ 1.98            $ 1.04
                                                         =================================================================

Weighted average number of shares of
   common stock - diluted                                          4,367          5,213           4,604             5,338
                                                         =================================================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                   September 30,    Dec. 31,
                                                                                                        1999          1998
ASSETS                                                                                              (Unaudited)
                                                                                               -----------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                        $ 16,704      $ 14,396
    Accounts receivable, net                                                                           37,257        31,723
    Materials and supplies                                                                              5,869         3,502
    Prepaid expenses and other                                                                          5,466         2,914
    Deferred income tax assets, net                                                                     5,010         2,315
                                                                                               -----------------------------
Total current assets                                                                                   70,306        54,850
                                                                                               -----------------------------

PROPERTY AND EQUIPMENT, net                                                                           184,598       125,562
                                                                                               -----------------------------
SERVICE ASSURANCE AGREEMENT, net                                                                       12,252        12,814
                                                                                               -----------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                                   341        13,215
                                                                                               -----------------------------
OTHER ASSETS, net                                                                                      31,535        10,319
                                                                                               -----------------------------

Total assets                                                                                        $ 299,032     $ 216,760
                                                                                               =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                                                 $ 5,676       $ 2,591
    Accounts payable                                                                                   43,364        28,814
    Accrued expenses                                                                                    9,097        11,338
                                                                                               -----------------------------
Total current liabilities                                                                              58,137        42,743
                                                                                               -----------------------------

LONG-TERM DEBT, less current portion                                                                  119,698        63,099
                                                                                               -----------------------------
OTHER LIABILITIES                                                                                       4,379         2,803
                                                                                               -----------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                                   11,697        12,006
                                                                                               -----------------------------
DEFERRED ITEMS--grants from governmental agencies                                                      22,768        17,607
                                                                                               -----------------------------
DEFERRED GAIN--sale/leaseback                                                                           3,614         3,965
                                                                                               -----------------------------
MINORITY INTEREST                                                                                         526             -
                                                                                               -----------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock,  $0.01 par value, one vote per share;  12,000,000  shares authorized; 4,452,289 and 4,450,276 issued and
  outstanding on September 30, 1999 and December 31, 1998, respectively.                                   45            45
 Class B common stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,539 issued and outstanding
  on June 30, 1999 and December 31, 1998.                                                                   8             8
 Additional paid-in capital                                                                            46,741        46,730
 Retained earnings                                                                                     43,595        34,490
 Foreign currency translation adjustment                                                               (1,173)       (2,107)
 Less treasury stock, at cost, 1,000,000 and 345,000 Class A shares
  held on June 30, 1999 and December 31, 1998, respectively.                                          (11,003)       (4,629)
                                                                                               -----------------------------

Total stockholders' equity                                                                             78,213        74,537
                                                                                               -----------------------------

Total liabilities and stockholders' equity                                                          $ 299,032     $ 216,760
                                                                                               =============================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands) (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                          1999          1998
                                                                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                                         $ 9,105       $ 5,531
      Adjustments to reconcile net income to net cash provided
         by operating activities-
         Depreciation and amortization                                                                     8,887         7,357
         Deferred income taxes                                                                            (2,033)        2,957
         Gain on disposition of property and equipment                                                      (186)          (82)
         Changes in assets and liabilities, net of effect
              of acquired business -
            Accounts receivable                                                                              241           296
            Materials and supplies                                                                          (641)          927
            Prepaid expenses and other                                                                      (996)           32
            Accounts payable and accrued expenses                                                          4,342        (6,701)
            Other assets and liabilities, net                                                              1,581           758
                                                                                                   ----------------------------
      Net cash provided by operating activities                                                           20,300        11,075
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                                                 (21,765)      (13,431)
      Cash received in purchase of Rail-One Inc. less cash paid
        for common stock                                                                                      57           ---
      Purchase of assets of Ferrocarriles de Chiapas-Mayab                                               (30,527)          ---
      Proceeds from disposition of property                                                                  298         2,012
                                                                                                   ----------------------------
      Net cash used in investing activities                                                              (51,937)      (11,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term borrowings, including capital leases                               (61,546)      (13,354)
      Proceeds from issuance of long-term debt                                                            96,523        13,800
      Debt issuance costs                                                                                 (1,300)          ---
      Net proceeds on grants                                                                               5,947           155
      Proceeds from issuance of common stock                                                                  60            44
      Purchase of treasury stock                                                                          (6,374)       (4,629)
                                                                                                   ----------------------------
      Net cash provided by (used in) financing activities                                                 33,310        (3,984)
                                                                                                   ----------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                 635          (290)
                                                                                                   ----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                           2,308        (4,618)
CASH AND CASH EQUIVALENTS, beginning of period                                                            14,396        11,434
                                                                                                   ----------------------------
CASH AND CASH EQUIVALENTS, end of period                                                                $ 16,704       $ 6,816
                                                                                                   ============================
CASH PAID DURING PERIOD FOR:
      Interest                                                                                           $ 5,850       $ 5,016
      Incomes taxes                                                                                      $ 7,121       $ 1,542
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
      Acquisition of controlling interest of GRO:
                  Receivables forgiven                                                                 $ (11,742)          ---
                  Liabilities assumed                                                                    (29,176)          ---
                  Assets acquired                                                                         40,861           ---
      Capital lease obligation                                                                               ---      $ (5,100)

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 1999 and 1998 are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K.

  The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.    CORPORATE DEVELOPMENTS:

Compania de Ferrocarriles de Chiapas-Mayab, S.A. de C.V.

  In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles de Chiapas-Mayab, S.A. de C.V. ("FCCM"), was awarded a 30-year concession to operate certain railways owned by the state-owned rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was 288 million pesos, or approximately $30.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by mid-2000, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, and an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction. The remaining purchase price ($5.3 million), together with an estimated $1.0 million of employee termination payments that the Company expects to make to affected employees, was allocated to the 30 year operating license. As the track improvements are made, the related costs will be reclassified into the property accounts as leasehold improvements and amortized over the improvements' estimated useful life of 20 years. The employee termination payments will be made to former state employees and approximately 55 employees that the Company retained upon acquisition but will terminate as part of its plan to reduce operating costs after September 30, 1999. Payments will begin in the fourth quarter of 1999 and continue through 2000.

  The Chiapas-Mayab concession is made up of two separate rail lines. The Chiapas is approximately 450 kilometers (280 miles) long and runs between Ixtepec in the Mexican state of Oaxaca, and Ciudad Hidalgo in the Mexican state of Chiapas. Principal commodities hauled include cement, corn, petroleum products and various agricultural products. The Mayab extends approximately 1,100 kilometers (680 miles) from Coatzacoalcos in the Mexican state of Vera Cruz, to beyond Merida in the Mexican state of Yucatan. Principal commodities hauled on the line include cement, silica sand and various agricultural products. The two railroads are connected via trackage rights over Ferrosur (a recently privatized rail concession) and a government-owned line. FCCM began operations on September 1, 1999.

Australia Favorable Income Tax Legislation

  In the third quarter of 1999, the Australian government enacted an income tax law that, for assets acquired from a tax-exempt entity, impacts the depreciable basis of those assets. The impact of the new law on the Company's Australian operation is that it will be able to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets acquired from the government in November 1997. However, management estimates that it is more likely than not that the Company will be unable to fully realize all of the potential income tax benefits and accordingly, has established a partial valuation allowance against the deferred tax assets recorded pursuant to the tax law change. Accordingly, the net income tax benefit recorded in the 1999 third quarter as a result of this tax law change was $4.2 million. Management's assessment of the likelihood of realizing the full benefit of this incremental tax depreciation included a review of the Australian operation's forecasted results for the next several years which indicated that, with the additional tax depreciation deductions and other accelerated deductions for income tax purposes, this operation would not likely realize this tax benefit.

  The Australian government has also announced proposed legislation that would decrease the corporate income tax rate from its current level of 36% to 34% for the year beginning January 1, 2000 and 30% for the years beginning January 1, 2001 and thereafter. Pursuant to current accounting regulations, the Company must recognize the impact of this second tax law change when such law is enacted, which is expected in 2000. Had the proposed law been enacted as of September 30, 1999, the estimated decrease in the Australian operation's net deferred income tax assets would have been approximately $157,000. The actual impact will be recorded as additional income tax expense in the quarter that the new law is enacted.

Credit Facilities

  On August 17, 1999, the Company amended and restated its credit facilities agreement to provide for an increase from $65.0 million to $150.0 million. The agreement provides for $88.0 million in revolving credit facilities and $62.0 million in term loan facilities. The revolving credit facility provides for a sub limit of $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries. The amended and restated credit facilities agreement also provides for a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The facility has a maturity date of August 17, 2004. The credit facilities accrue interest at various rates depending on which country the funds are drawn in, plus the applicable margin, which varies from 1.75% to 2.5% depending upon which country the funds are drawn in and the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.375% and 0.500% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending in which country the sales occur. The credit facilities are secured by essentially all the assets of the Company. The credit facilities agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the agreement.

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

6.    COMPREHENSIVE INCOME:

  Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the periods ended September 30, 1999 and 1998:


                       Statement of Comprehensive Income
                                (in thousands)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                             1999            1998            1999            1998
                                                             ----            ----            ----            ----
Net income                                                  $6,691          $1,403          $9,105          $5,531
Other comprehensive income -
Foreign currency translation
adjustments                                                    190            (684)            934            (924)
                                                        ------------------------------------------------------------
Comprehensive income                                        $6,881          $  719         $10,039          $4,607
                                                        ============================================================


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

  Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the three month and nine month periods ended September, 1999 and 1998 are shown in the following tables: (in thousands)

Three Months Ended September 30,

                                    North American   Australian      Industrial
                                    Railroad         Railroad        Switching
1999                                Operations       Operations      Operations           Total
--------------------------------------------------------------------------------------------------

Revenues                            $31,708           $10,860          $ 2,495           $45,063
Operating income                      4,759             1,663              (71)            6,351
Other expense, net                                                                        (1,984)
Income before taxes                                                                        4,367
Identifiable assets                 250,435            40,219            8,378           299,032
--------------------------------------------------------------------------------------------------

                                    North American   Australian      Industrial
                                    Railroad         Railroad        Switching
1998                                Operations       Operations      Operations           Total
--------------------------------------------------------------------------------------------------

Revenues                            $21,222           $10,325          $ 3,160           $34,707
Operating income (loss)               2,450             2,175             (487)            4,138
Other expense, net                                                                        (1,662)
Income before taxes                                                                        2,476
Identifiable assets                 153,543            37,430            9,446           200,419
--------------------------------------------------------------------------------------------------

Nine Months Ended September 30,
                                    North American   Australian      Industrial
                                    Railroad         Railroad        Switching
1999                                Operations       Operations      Operations           Total
--------------------------------------------------------------------------------------------------

Revenues                            $80,702           $32,440          $ 8,763          $121,905
Operating income (loss)               9,514             4,747             (148)           14,113
Other expense, net                                                                        (5,525)
Income before taxes                                                                        8,588
Identifiable assets                 250,435            40,219            8,378           299,032
--------------------------------------------------------------------------------------------------

                                    North American   Australian      Industrial
                                    Railroad         Railroad        Switching
1998                                Operations       Operations      Operations           Total
--------------------------------------------------------------------------------------------------
Revenues                            $65,139           $34,737           $ 9,638         $109,514
Operating income (loss)               9,382             5,976            (1,573)          13,785
Other expense, net                                                                        (4,299)
Income before taxes                                                                        9,486
Identifiable assets                 153,543            37,430             9,446          200,419
--------------------------------------------------------------------------------------------------

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

General

  The Company is a holding company whose subsidiaries own and/or operate short line and regional freight railroads and provide related rail services in North America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industries with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industries with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its North American lines.

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

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. The Company completed two acquisitions during the first four months of 1996, one in November 1996, and another in November 1997. On April 15, 1999, the Company began consolidating the results of Genesee Rail-One Inc. (as described below). On September 1, 1999, the Company began operations of its newly-formed subsidiary, Compania de Ferrocarriles de Chiapas-Mayab, S.A. de C.V. ("FCCM"). Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Compania de Ferrocarriles de Chiapas-Mayab, S.A. de C.V.

  In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles de Chiapas-Mayab, S.A. de C.V. ("FCCM"), was awarded a 30-year concession to operate certain railways owned by the state-owned rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was 288 million pesos, or approximately $30.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by mid-2000, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, and an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction. The remaining purchase price ($5.3 million), together with an estimated $1.0 million of employee termination payments that the Company expects to make to affected employees, was allocated to the 30 year operating license. As the track improvements are made, the related costs will be reclassified into the property accounts as leasehold improvements and amortized over the improvements' estimated useful life of 20 years. The employee termination payments will be made to former state employees and approximately 55 employees that the Company retained upon acquisition but will terminate as part of its plan to reduce operating costs after September 30, 1999. Payments will begin in the fourth quarter of 1999 and continue through 2000.

  The Chiapas-Mayab concession is made up of two separate rail lines. The Chiapas is approximately 450 kilometers (280 miles) long and runs between Ixtepec in the Mexican state of Oaxaca, and Ciudad Hidalgo in the Mexican state of Chiapas. Principal commodities hauled include cement, corn, petroleum products and various agricultural products. The Mayab extends approximately 1,100 kilometers (680 miles) from Coatzacoalcos in the Mexican state of Vera Cruz, to beyond Merida in the Mexican state of Yucatan. Principal commodities hauled on the line include cement, silica sand and various agricultural products. The two railroads are connected via trackage rights over Ferrosur (a recently privatized rail concession) and a government-owned line. FCCM began operations on September 1, 1999.

Australia Favorable Income Tax Legislation

  In the third quarter of 1999, the Australian government enacted an income tax law that, for assets acquired from a tax-exempt entity, impacts the depreciable basis of those assets. The impact of the new law on the Company's Australian operation is that it will be able to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets acquired from the government in November 1997. However, management estimates that it is more likely than not that the Company will be unable to fully realize all of the potential income tax benefits and accordingly, has established a partial valuation allowance against the deferred tax assets recorded pursuant to the tax law change. Accordingly, the net income tax benefit recorded in the 1999 third quarter as a result of this tax law change was $4.2 million. Management's assessment of the likelihood of realizing the full benefit of this incremental tax depreciation included a review of the Australian operation's forecasted results for the next several years which indicated that, with the additional tax depreciation deductions and other accelerated deductions for income tax purposes, this operation would not likely realize this tax benefit.

  The Australian government has also announced proposed legislation that would decrease the corporate income tax rate from its current level of 36% to 34% for the year beginning January 1, 2000 and 30% for the years beginning January 1, 2001 and thereafter. Pursuant to current accounting regulations, the Company must recognize the impact of this second tax law change when such law is enacted, which is expected in 2000. Had the proposed law been enacted as of September 30, 1999, the estimated decrease in the Australian operation's net deferred income tax assets would have been approximately $157,000. The actual impact will be recorded as additional income tax expense in the quarter that the new law is enacted.

Credit Facilities

  On August 17, 1999, the Company amended and restated its credit facilities agreement to provide for an increase from $65.0 million to $150.0 million.

The agreement provides for $88.0 million in revolving credit facilities and $62.0 million in term loan facilities. The revolving credit facility provides for a sub limit of $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries. The amended and restated credit facilities agreement also provides for a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The facility has a maturity date of August 17, 2004. The credit facilities accrue interest at various rates depending on which country the funds are drawn in, plus the applicable margin, which varies from 1.75% to 2.5% depending upon which country the funds are drawn in and the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.375% and 0.500% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending in which country the sales occur. The credit facilities are secured by essentially all the assets of the Company. The credit facilities agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the agreement.

Genesee Rail-One Inc.

  On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. ("Rail-One") which has a 47.5% ownership interest in Genesee Rail-One Inc. ("GRO") thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million, will pay approximately $844,000 in cash to the owners of Rail-One in installments over a four year period, and granted options to the owners of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.62 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. The transaction is accounted for as a purchase and resulted in $2.2 million of goodwill which is being amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

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

  All of the Company's railroad operations and management processes are supported through licensed third party development and contracted operations. These systems are third party certified Year 2000 compliant. With respect to electronic commerce transmissions, the Company is currently capable of supporting certain Year 2000 compliant EDI (4010) transactions. Remaining Year 2000 compliant EDI transactions will be implemented according to industry-wide schedules. Full EDI compliance is expected during the fourth quarter of 1999. Because the potential exists that not all of the Company's trading partners will achieve Year 2000 compliance, the Company's operational systems will accommodate non-Year 2000 electronic commerce transmissions as well as Year 2000 ready transmissions.

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

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Consolidated Operating Revenues

  Operating revenues were $45.1 million in the quarter ended September 30, 1999 compared to $34.8 million in the quarter ended September 30, 1998, a net increase of $10.4 million or 29.8%. The net increase was attributable to a $10.5 million increase in North American railroad revenues of which $6.4 million were revenues from new railroad operations in Canada and $1.8 million were revenues from new railroad operations in Mexico, and a $535,000 increase in revenues from Australian railroad operations, offset by a $665,000 decrease in industrial switching revenues.

  The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States.

North American Railroad Operating Revenues (U. S. Dollars)

  Operating revenues were $31.7 million in the quarter ended September 30, 1999 compared to $21.2 million in the quarter ended September 30, 1998, an increase of $10.5 million or 49.4%. The increase was attributable to a $10.1 million increase in freight revenues and $384,000 increase in non-freight revenues. The increase of $10.1 million in North American freight revenues was due to $5.1 million in new freight revenues attributable to new railroad operations in Canada, $1.2 million in new freight revenues attributable to new railroad operations in Mexico, and an increase of $3.8 million in freight revenues on existing railroad operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 1999 and 1998:


            The remainder of this page is intentionally left blank.

  North American Freight Revenues and Carloads Comparison by Commodity Group
                  Quarters Ended September 30, 1999 and 1998
              (dollars in thousands, except average per carload)

                                                                                                                   Average
                                                                                                                   Freight
                                                                                                                   Revenues
                                                                                                                   Per
                               Freight Revenues                                     Carloads                       Carload
                               ----------------                                     --------                       -------
Commodity Group                       % of                  % of                 % of                   % of
---------------             1999      Total       1998      Total      1999      Total       1998       Total     1999     1998
                            ----      -----       ----      -----      ----      -----       ----       -----     ----     ----
Coal, Coke
& Ores                    $ 6,826     26.9%     $ 3,653     23.8%     24,221     30.4%      15,217      30.4%     $282     $240

Pulp & Paper                4,229     16.6%       1,927     12.6%     11,297     14.2%       4,927       9.9%      374      391
Petroleum
Products                    2,384      9.4%       1,806     11.8%      4,849      6.1%       3,818       7.6%      492      473
Lumber & Forest
Products                    2,328      9.2%       1,675     10.9%      8,029     10.1%       5,735      11.5%      290      292

Metals                      2,316      9.1%       1,021      6.7%      8,493     10.7%       3,539       7.1%      273      288

Minerals & Stone            2,164      8.5%         991      6.5%      7,334      9.2%       3,668       7.3%      295      270
Chemicals &
Plastics                    2,150      8.5%       1,709     11.2%      4,144      5.2%       3,425       6.8%      519      499
Farm & Food
Products                    1,192      4.7%       1,165      7.6%      4,255      5.3%       4,211       8.4%      280      277
Autos & Auto
Parts                         436      1.7%         361      2.4%        825      1.0%         730       1.5%      528      495

Other                       1,394      5.4%       1,009      6.5%      6,223      7.8%       4,741       9.5%      224      213
                        -------------------------------------------------------------------------------------

Total                     $25,419    100.0%     $15,317    100.0%     79,670    100.0%      50,011     100.0%      319      306
                        =====================================================================================


  Coal increased by $3.2 million or 86.8% of which $3.1 million was on existing railroad operations and $72,000 was new freight revenues attributable to the acquisition of GRO. The increase on existing railroad operations in the third quarter of 1999 was primarily attributable to a return to normalized shipments at a key customer's facilities which compare to reduced shipments in the third quarter of 1998 due to scheduled inventory reductions and planned maintenance projects at the key customer's facilities.

  Pulp and Paper increased by $2.3 million or 119.4% of which $222,000 was on existing railroad operations, $2.1 million was new freight revenues attributable to the acquisition of GRO, and $26,000 was new freight revenues attributable to new railroad operations in Mexico.

  Metals increased by $1.3 million or 126.8% of which $339,000 was an increase on existing railroad operations, $924,000 was new freight revenues attributable to the acquisition of GRO, and $32,000 was new freight revenues attributable to new railroad operations in Mexico.

  Minerals and Stone increased by $1.2 million or 118.3% of which $91,000 was an increase on existing railroad operations, $615,000 was new freight revenues attributable to the acquisition of GRO, and $467,000 was new freight revenues attributable to new railroad operations in Mexico.

  Freight revenues from all remaining commodities reflected an increase of $2.2 million or 27.9% of which $46,000 was a decrease on existing railroad operations,

$1.5 million was new freight revenues attributable to the acquisition of GRO, and $722,000 was new freight revenues attributable to new railroad operations in Mexico.

  Total North American carloads were 79,670 in the quarter ended September 30, 1999 compared to 50,011 in the quarter ended September 30, 1998, an increase of 29,659 or 59.3%. The increase of 29,659 consisted of an increase of 11,583 carloads on existing railroad operations of which 8,726 were coal, 15,947 carloads attributable to the acquisition of GRO, and 2,129 carloads attributable to new railroad operations in Mexico.

  The overall average revenue per carload increased to $319 in the quarter ended September 30, 1999, compared to $306 per carload in the quarter ended September 30, 1998, an increase of 4.2% due primarily to higher per carload revenues attributable to Canada and Mexico carloads combined with a slight increase on existing railroad operations carloads.

  North American non-freight railroad revenues were $6.3 million in the quarter ended September 30, 1999 compared to $5.9 million in the quarter ended September 30, 1998, an increase of $384,000 or 6.5%. The increase is the net result of a decrease of $1.0 million on non-freight revenues on existing railroad operations due primarily to a decrease in car hire and rental revenues, $1.2 million of new non-freight revenues attributable to the acquisition of GRO, and $189,000 of new non-freight revenues attributable to Mexico.

 Australian Operating Revenues (U.S. Dollars)

  Operating revenues were $10.9 million in the quarter ended September 30, 1999, compared to $10.3 million in the quarter ended September 30, 1998, an increase of $535,000 or 5.1%. The increase was the result of an increase in freight revenues from Australian railroad operations of $474,000 or 5.0% and an increase in non-freight revenues of $61,000 or 6.3%.

  Australian freight revenues were $9.8 million in the quarter ended September 30, 1999, compared to $9.4 million in the quarter ended September 30, 1998, an increase of $474,000 or 5.0%. The following table outlines Australian freight revenues for the quarters ended September 30, 1999 and 1998:



            The remainder of this page is intentionally left blank.

                   Australian Freight Revenues by Commodity
                  Quarters Ended September 30, 1999 and 1998
                                (in thousands)

                                                                                                               Average
                                                                                                               Freight
                                                                                                               Revenues
                                                                                                               Per
                             Freight Revenues                                          Carloads                Carload
                             ----------------                                          --------                -------

      Commodity Group                         %of                 % of               % of                % of
      ---------------             1999      Total       1998     Total    1999      Total     1998      Total     1999    1998
                             ------------------------------------------------------------------------------------------- -------
      Hook and Pull
      (Haulage)                 $4,190      42.6%     $3,478     37.2%     12,897    31.6%     9,756      22.9%    $325    $356

      Grain                      3,714      37.8%      2,730     29.2%     12,549    30.7%     8,952      21.0%     296     274

      Coal                         ---       0.0%      1,846     19.7%        ---     0.0%    12,335      28.9%     ---     150

      Gypsum                       890       9.0%        552      5.9%     11,882    29.1%     7,433      17.4%      75      74

      Marble                       543       5.5%        457      4.9%      2,214     5.4%     2,053       4.8%     245     223

      Lime                         497       5.1%        265      2.8%      1,333     3.2%       920       4.7%     372     288

      Other                          2       0.0%         34      0.3%        ---     0.0%        40       0.3%     ---     850
                             -----------------------------------------------------------------------------------

      Total                    $ 9,836     100.0%    $ 9,362    100.0%     40,875   100.0%    41,489     100.0%     241     226
                             ===================================================================================


  The net increase of $474,000 in Australian freight revenues was primarily attributable to increases in freight revenues from the shipment of Grain of $984,000, Hook and Pull of $712,000 and all other non-coal commodities of $624,000 which offset a decrease in freight revenues from coal of $1.8 million. There were no freight revenues from coal in the quarter ended September 30, 1999, due to the non-renewal of a coal contract.

  Australia carloads were 40,875 in the quarter ended September 30, 1999 compared to 41,489 in the quarter ended September 30, 1998, a net decrease of 614 or 1.5%. The net decrease of 614 was primarily the result of a decrease in coal carloads of 12,335 offset by increases in Hook and Pull of 3,141, Grain of 3,597, and all other commodities of 4,983.

  The overall average revenue per carload increased to $241 in the quarter ended September 30, 1999, compared to $226 per carload in the quarter ended September 30, 1998, an increase of 6.6% due primarily to the decrease in the lower revenue per car from coal.

  Australian non-freight revenues were $1.0 million in the quarter ended September 30, 1999, compared to $963,000 in the quarter ended September 30, 1998, an increase of $61,000 or 6.3%.

 Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $2.5 million in the quarter ended September 30, 1999 compared to $3.2 million in the quarter ended September 30, 1998, a decrease of $665,000 or 21.0% due primarily to the Company's decision to exit unprofitable switching contracts.

 Consolidated Operating Expense

  Operating expenses for all operations combined were $38.7 million in the quarter ended September 30, 1999, compared to $30.6 million in the quarter ended September 30, 1998, an increase of $8.1 million or 26.6%. Expenses attributable to North American railroad operations were $26.9 million in the quarter ended September 30, 1999, compared to $18.8 million in the quarter ended September 30, 1998, an increase of $8.1 million or 43.6% of which $5.7 million were expenses attributable to new railroad operations in Canada, $1.9 million were expenses attributable to new railroad operations in Mexico and $508,000 were expenses attributable to existing U.S. railroad operations. Expenses attributable to operations in Australia were $9.2 million in the quarter ended September 30, 1999, compared to $8.2 million in the quarter ended September 30, 1998, an increase of $1.0 million or 12.8%. Expenses attributable to U.S. industrial switching were $2.6 million in the quarter ended September 30, 1999, compared to $3.6 million in the quarter ended September 30, 1998, a decrease of $1.0 million or 29.6%.

  The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States.

 North American Railroad Operating Expenses (U. S. Dollars)

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the quarters ended September 30, 1999 and 1998:


                            North American Railroad
                         Operating Expense Comparison
                  Quarters Ended September 30, 1999 and 1998
                            (dollars in thousands)


                                                                           1999                                1998
                                                                           ----                                ----
                                                              $            % of Operating         $          % of Operating
                                                                              Revenue                             Revenue
-------------------------------------------------------------------------------------------------------------------------------
Labor and benefits                                                $9,674             30.5%           $ 7,794             36.7%
-------------------------------------------------------------------------------------------------------------------------------
Equipment rents                                                    3,685             11.6%             2,917             13.7%
-------------------------------------------------------------------------------------------------------------------------------
Purchased services                                                 2,258              7.1%             1,192              5.6%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                      2,316              7.3%             1,863              8.8%
-------------------------------------------------------------------------------------------------------------------------------
Diesel fuel                                                        1,553              4.9%               698              3.3%
-------------------------------------------------------------------------------------------------------------------------------
Casualties and insurance                                             949              3.0%             1,009              4.8%
-------------------------------------------------------------------------------------------------------------------------------
Materials                                                          2,055              6.5%               795              3.7%
-------------------------------------------------------------------------------------------------------------------------------
Other expenses                                                     4,459             14.1%             2,504             11.9%
                                                               ---------         ---------         ---------         ---------
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         $26,949             85.0%           $18,772             88.5%
-------------------------------------------------------------------------------------------------------------------------------
                                                               =========         =========         =========         =========
-------------------------------------------------------------------------------------------------------------------------------

  Labor and benefits expense was $9.7 million in the quarter ended September 30, 1999 compared to $7.8 million in the quarter ended September 30, 1998, a net increase of $1.9 million or 24.1% of which $1.7 million was attributable to the acquisition of GRO, $584,000 was attributable to new railroad operations in Mexico and $394,000 was attributable to a decrease on existing railroad operations.

  Equipment rents were $3.7 million in the quarter ended September 30, 1999 compared to $2.9 million in the quarter ended September 30, 1998, a net increase of $768,000 or 26.3% of which $1.3 million was attributable to the acquisition of GRO and $557,000 was attributable to a decrease on existing railroad operations.

  Purchased services were $2.3 million in the quarter ended September 30, 1999 compared to $1.2 million in the quarter ended September 30, 1998, a net increase of $1.1 million or 89.4% of which $871,000 was attributable to the acquisition of GRO, $136,000 was attributable to new railroad operations in Mexico and $59,000 was attributable to an increase on existing railroad operations.

  Diesel fuel expense was $1.6 million in the quarter ended September 30, 1999 compared to $698,000 in the quarter ended September 30, 1998, an increase of $855,000 or 122.5% of which $476,000 was attributable to the acquisition of GRO, $116,000 was attributable to new railroad operations in Mexico and $263,000 was attributable to an increase on existing railroad operations.

  Materials expense was $2.1 million in the quarter ended September 30, 1999 compared to $795,000 in the quarter ended September 30, 1998, an increase of $1.3 million or 158.5% of which $287,000 was attributable to the acquisition of GRO, $123,000 was attributable to new railroad operations in Mexico and $850,000 was attributable to an increase on existing railroad operations.

  All other expenses combined were $9.3 million in the quarter ended September 30, 1999 compared to $6.1 million in the quarter ended September 30, 1998, an increase of $3.2 million or 52.7% of which $1.1 million was attributable to the acquisition of GRO, $980,000 was attributable to new railroad operations in Mexico and $1.1 million was attributable to an increase on existing railroad operations.

 Australian Railroad Operating Expenses (U.S. Dollars)

  The following table sets forth a comparison of the Company's Australian railroad operating expenses in the quarters ended September 30, 1999 and 1998:


                        Australian Railroad Operations
                         Operating Expense Comparison
                  Quarters Ended September 30, 1999 and 1998
                            (dollars in thousands)

                                                                            1999                                 1998
                                                                            ----                                 ----

                                                                   $   % of Operating                    $   % of Operating
                                                                           Revenue                             Revenue
-------------------------------------------------------------------------------------------------------------------------------
Labor and benefits                                                $1,473             13.6%           $ 1,216             11.8%
-------------------------------------------------------------------------------------------------------------------------------
Equipment rents                                                      139              1.3%               125              1.2%
-------------------------------------------------------------------------------------------------------------------------------
Purchased services                                                 3,003             27.7%             2,489             24.1%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                        554              5.1%               495              4.8%
-------------------------------------------------------------------------------------------------------------------------------
Diesel fuel                                                        2,021             18.6%             1,934             18.7%
-------------------------------------------------------------------------------------------------------------------------------
Casualties and insurance                                             302              2.8%               359              3.5%
-------------------------------------------------------------------------------------------------------------------------------
Materials                                                            449              4.1%               376              3.6%
-------------------------------------------------------------------------------------------------------------------------------
Other expenses                                                     1,256             11.5%             1,156             11.2%
-------------------------------------------------------------------------------------------------------------------------------
                                                               ---------         ---------         ---------         ---------
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         $ 9,197             84.7%           $ 8,150             78.9%
-------------------------------------------------------------------------------------------------------------------------------
                                                               =========         =========         =========         =========
-------------------------------------------------------------------------------------------------------------------------------

  Purchased services were $3.0 million in the quarter ended September 30, 1999 compared to $2.5 million in the quarter ended September 30, 1998, an increase of $514,000 or 20.7%, due primarily to an increase in contract maintenance work on freight cars (wagons) and locomotives.

  All other operating expenses were $6.2 million in the quarter ended September 30, 1999 compared to $5.7 million in the quarter ended September 30, 1998, an increase of $533,000 or 9.4%, due primarily to an increase in freight volumes.

 U. S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the quarters ended September 30, 1999 and 1998:


                           U.S. Industrial Switching
                         Operating Expense Comparison
                  Quarters Ended September 30, 1999 and 1998
                            (dollars in thousands)


                                                                       % of Operating                          % of Operating
                                                                   1999          Revenue                   1998       Revenue
                                                                   ----                                    ----
-------------------------------------------------------------------------------------------------------------------------------
Labor and benefits                                           $ 1,898                 76.1%           $ 2,460             77.8%
-------------------------------------------------------------------------------------------------------------------------------
Equipment rents                                                   45                  1.8%                57              1.8%
-------------------------------------------------------------------------------------------------------------------------------
Purchased services                                               154                  6.2%                84              2.7%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                    170                  6.8%               202              6.4%
-------------------------------------------------------------------------------------------------------------------------------
Diesel fuel                                                       95                  3.8%               106              3.4%
-------------------------------------------------------------------------------------------------------------------------------
Casualties and insurance                                          98                  3.9%                94              3.0%
-------------------------------------------------------------------------------------------------------------------------------
Materials                                                        139                  5.6%               188              5.9%
-------------------------------------------------------------------------------------------------------------------------------
Other expenses                                                   (33)                -1.4%               456             14.4%
-------------------------------------------------------------------------------------------------------------------------------
                                                            ---------            ---------          ---------         ---------
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     $ 2,566                102.8%           $ 3,647            115.4%
-------------------------------------------------------------------------------------------------------------------------------
                                                            =========            =========          =========         =========
-------------------------------------------------------------------------------------------------------------------------------

  Labor and benefits expense was $1.9 million in the quarter ended September 30, 1999 compared to $2.5 million in the quarter ended September 30, 1998, a decrease of $562,000 or 22.8%, due primarily to the decision to exit unprofitable switching contracts.

  Other expense was a credit of $33,000 in the quarter ended September 30, 1999 compared to $456,000 in the quarter ended September 30, 1998, a decrease of $489,000 or 107.2%. The credit balance reflects the reclassification of administrative expense that had been classified as railroad operations expense in prior periods.

 Operating Ratios

  The Company's combined operating ratio decreased to 85.9% in the quarter ended September 30, 1999 from 88.1% in the quarter ended September 30, 1998. The operating ratio for North American railroad operations decreased to 85.0% in the quarter ended September 30, 1999 from 88.5% in the quarter ended September 30, 1998. The operating ratio for Australian railroad operations increased to 84.7% in the quarter ended September 30, 1999 from 78.9% in the quarter ended September 30, 1998. The operating ratio for U.S. industrial switching operations decreased to 102.8% in the quarter ended September 30, 1999 from 115.4% in the quarter ended September 30, 1998.

 Interest Expense and Income Taxes

  Interest expense in the quarter ended September 30, 1999 was $2.3 million compared to $1.8 million in the quarter ended September 30, 1998, an increase of $522,000 or 29.6% primarily related to the increase in debt used for acquisitions. The Company's effective income tax rate in the quarter ended September 30, 1999, was (53.2)% (primarily due to a favorable tax law change in Australia) which compared to 43.3% in the quarter ended September 30, 1998.

 Net Income

  The Company's net income in the quarter ended September 30, 1999 was $6.7 million (including $4.2 million of income tax benefit from a tax law change as discussed in Note 2. To the Consolidated Financial Statements) compared to net income of $1.4 million in the quarter ended September 30, 1998, an increase of $5.3 million or 376.9%. The increase in net income is the net result of an increase in net income from North American railroad operations of $1.1 million, an increase in net income from Australian railroad operations of $4.0 million, and a decrease in the net loss of industrial switching of $236,000.

Nine months Ended September 30, 1999 Compared to Nine months Ended September 30, 1998

 Consolidated Operating Revenues

  Operating revenues were $121.9 million in the nine months ended September 30, 1999 compared to $109.5 million in the nine months ended September 30, 1998, a net increase of $12.4 million or 11.3%. The net increase was attributable to a $15.6 million increase in North American railroad revenues of which $12.3 million were revenues from new railroad operations in Canada, $1.8 million were revenues from new railroad operations in Mexico and $1.5 million were increases in revenues on existing North America railroad operations, offset by a $2.3 million decrease in revenues from Australian railroad operations and a $875,000 decrease in industrial switching revenues.

  The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States.

 North American Railroad Operating Revenues (U. S. Dollars)

  Operating revenues were $80.7 million in the nine months ended September 30, 1999 compared to $65.1 million in the nine months ended September 30, 1998, an increase of $15.6 million or 23.9%. The increase was attributable to a $14.4 million increase in freight revenues and $1.2 million increase in non-freight revenues. The increase of $14.4 million in North American freight revenues was due to $9.7 million in new freight revenues attributable to new railroad operations in Canada, $1.2 million in new freight revenues attributable to new railroad operations in Mexico, and an increase of $3.5 million in freight revenues on existing railroad operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 1999 and 1998:

  North American Freight Revenues and Carloads Comparison by Commodity Group
                 Nine Months Ended September 30, 1999 and 1998
              (dollars in thousands, except average per carload)

                                                                                                                  Average
                                                                                                                  Freight
                                                                                                                  Revenues
                                                                                                                  Per
                           Freight Revenues                                Carloads                               Carload
                           ----------------                                --------                               --------
Commodity Group
---------------                      % of                  % of                 % of                  % of
                          1999      Total       1998      Total      1999      Total       1998       Total     1999     1998
                          ----      -----       ----      -----      ----      -----       ----       -----     ----     ----
Coal, Coke &
Ores                      $16,414     26.0%     $13,698     28.1%     60,641     30.1%      54,506      33.5%     $271     $251
Pulp & Paper               10,223     16.2%       6,345     13.0%     27,398     13.6%      16,294      10.0%      373      389
Petroleum Products          6,277      9.9%       5,562     11.4%     13,525      6.7%      12,537       7.7%      242      444
Lumber & Forest
Products                    6,218      9.8%       4,647      9.5%     20,949     10.4%      15,752       9.7%      297      295
Chemicals-Plastics          6,200      9.8%       4,786      9.8%     12,123      6.0%       9,327       5.7%      511      513
Metals                      5,705      9.0%       3,929      8.1%     21,330     10.6%      14,290       8.8%      267      275
Minerals & Stone            3,925      6.2%       2,716      5.6%     14,892      7.4%       9,757       6.0%      264      278
Farm & Food Products        3,351      5.3%       3,164      6.5%     11,977      5.9%      11,442       7.0%      280      277
Autos & Auto Parts          1,687      2.7%       1,428      2.9%      3,286      1.6%       2,839       1.7%      513      503
Other                       3,132      5.1%       2,472      5.1%     15,613      7.7%      16,170       9.9%      201      153
                        --------------------------------------------------------------------------------------

Totals                    $63,132    100.0%     $48,747    100.0%    201,734    100.0%     162,914     100.0%      313      299
                        ======================================================================================


  Coal increased by $2.7 million or 19.8% of which $2.6 million was on existing railroad operations and $127,000 was new freight revenues attributable to the acquisition of GRO. The increase on existing railroad operations in the first nine months of 1999 was primarily attributable to a return to normalized shipments at a key customer's facilities which compare to reduced shipments in the 1998 period due to scheduled inventory reductions and planned maintenance projects at the key customer's facilities.

  Pulp and Paper increased by $3.9 million or 61.1% of which $83,000 was on existing railroad operations, $3.8 million was new freight revenues attributable to the acquisition of GRO, and $26,000 was new freight revenues attributable to new railroad operations in Mexico.

  Lumber and Forest Products increased by $1.6 million or 33.8% of which $743,000 was on existing railroad operations, $819,000 was new freight revenues attributable to the acquisition of GRO, and $9,000 was new freight revenues attributable to new railroad operations in Mexico.

  Chemical and Plastics increased by $1.4 million or 29.5% of which $446,000 was on existing railroad operations, $903,000 was new freight revenues attributable to the acquisition of GRO, and $65,000 was new freight revenues attributable to new railroad operations in Mexico.

  Metals increased by a net $1.8 million or 45.2% of which $150,000 was a decrease on existing railroad operations, $1.9 million was new freight revenues attributable to the acquisition of GRO, and $32,000 was new freight revenues attributable to new railroad operations in Mexico.

  Minerals and Stone increased by a net $1.2 million or 44.5% of which $339,000 was a decrease on existing railroad operations, $1.1 million was new freight revenues attributable to the acquisition of GRO, and $467,000 was new freight revenues attributable to new railroad operations in Mexico.

  Freight revenues from all remaining commodities reflected an increase of $1.8 million or 14.4% of which $78,000 was an increase on existing railroad operations, $1.1 million was new freight revenues attributable to the acquisition of GRO, and $648,000 was new freight revenues attributable to new railroad operations in Mexico.

  Total North American carloads were 201,734 in the nine months ended September 30, 1999 compared to 162,914 in the nine months ended September 30, 1998, an increase of 38,820 or 23.8%. The increase of 38,820 consisted of an increase of 7,012 carloads on existing railroad operations of which 5,644 were coal, 29,679 carloads attributable to the acquisition of GRO, and 2,129 carloads attributable to new railroad operations in Mexico.

  The overall average revenue per carload increased to $313 in the nine months ended September 30, 1999, compared to $299 per carload in the nine months ended September 30, 1998, an increase of 4.7% due primarily to higher per carload revenues attributable to Canada and Mexico carloads combined with a slight increase on existing railroad operations carloads.

  North American non-freight railroad revenues were $17.6 million in the nine months ended September 30, 1999 compared to $16.4 million in the nine months ended September 30, 1998, an increase of $1.2 million or 7.2%. The increase is the net result of a decrease of $1.6 million on non-freight revenues on existing railroad operations, $2.6 million of new non-freight revenues attributable to the acquisition of GRO, and $189,000 of new non-freight revenues attributable to Mexico.

 Australian Operating Revenues (U.S. Dollars)

  Operating revenues were $32.4 million in the nine months ended September 30, 1999, compared to $34.7 million in the nine months ended September 30, 1998, a decrease of $2.3 million or 6.6%. The decrease was the result of a decrease in freight revenues from Australian railroad operations of $1.8 million or 5.9% and a decrease in non-freight revenues of $455,000 or 12.2%.

  Australian freight revenues were $29.2 million in the nine months ended September 30, 1999, compared to $31.0 million in the nine months ended September 30, 1998, a decrease of $1.8 million or 5.9%. The following table outlines Australian freight revenues for the nine months ended September 30, 1999 and 1998:


            The remainder of this page is intentionally left blank.

                   Australian Freight Revenues by Commodity
                 Nine Months Ended September 30, 1999 and 1998
                                (in thousands)

????
                                                                                                            Average
                                                                                                            Freight
                                                                                                            Revenues
                                                                                                            Per
                                 Freight Revenues                                      Carloads             Carload
      Commodity Group            ----------------                                      --------             -------
      ---------------                        % of                 % of                % of               % of
                                  1999      Total       1998     Total    1999      Total     1998      Total     1999    1998
                             -------------------------------------------------------------------------------------------------
      Hook and Pull
      (Haulage)                $13,446      46.1%    $11,355     36.6%     39,908    33.1%     30,289     22.7%    $337    $375

      Grain                     10,218      35.0%      9,202     29.7%     37,307    31.0%     31,352     23.5%     274     294

      Coal                         664       2.3%      5,702     18.4%      4,317     3.6%     36,261     27.1%     154     157

      Gypsum                     2,199       7.5%      2,093      6.8%     29,531    24.5%     26,522     19.8%      74      79

      Marble                     1,502       5.2%      1,467      4.7%      6,151     5.1%      6,200      4.6%     244     237

      Lime                       1,120       3.8%        789      2.5%      3,201     2.7%      1,649      1.2%     350     478

      Other                          9       0.1%        392      1.3%                0.0%      1,376      1.1%     ---     285
                             ---------- ---------- ---------- --------- ---------- -------- ---------- ---------

      Total                    $29,158     100.0%    $31,000    100.0%    120,415   100.0%    133,649    100.0%     242     232
                             ========== ========== ========== ========= ========== ======== ========== =========

  The net decrease of $1.8 million in Australian freight revenues was primarily attributable to increases in freight revenues from the shipment of Grain of $1.0 million, Hook and Pull of $2.1 million and all other non-coal commodities of $89,000 which offset a decrease in freight revenues from coal of $5.0 million. The decrease in freight revenues from coal in the nine months ended September 30, 1999, was due to the non-renewal of a coal contract.

  Australia carloads were 120,415 in the nine months ended September 30, 1999 compared to 133,649 in the nine months ended September 30, 1998, a decrease of 13,234 or 9.9%. The decrease of 13,234 was primarily the result of a decrease in coal carloads of 31,944 offset by increases in Hook and Pull of 9,619, Grain of 5,955, and all other commodities of 3,136.

  The overall average revenue per carload increased to $242 in the nine months ended September 30, 1999, compared to $232 per carload in the nine months ended September 30, 1998, an increase of 4.3% due primarily to the decrease in lower revenue per car from coal.

  Australian non-freight revenues were $3.3 million in the nine months ended September 30, 1999, compared to $3.7 million in the nine months ended September 30, 1998, a decrease of $455,000 or 12.2% due primarily to a decrease in car hire and rental income.

 Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $8.8 million in the nine months ended September 30, 1999 compared to $9.6 million in the nine months ended September 30, 1998, a decrease of $875,000 or 9.1% due primarily to the decision to exit unprofitable switching contracts.

 Consolidated Operating Expense

  Operating expenses for all operations combined were $107.8 million in the nine months ended September 30, 1999, compared to $95.7 million in the nine months ended September 30, 1998, a net increase of $12.1 million or 12.6%. Expenses attributable to North American railroad operations were $71.2 million in the nine months ended September 30, 1999, compared to $55.8 million in the nine months ended September 30, 1998, an increase of $15.4 million or 27.7% of which $10.7 million were expenses attributable to new railroad operations in Canada, $1.9 million were expenses attributable to new railroad operations in Mexico and $2.8 were expenses attributable to existing U.S. railroad operations. Expenses attributable to operations in Australia were $27.7 million in the nine months ended September 30, 1999, compared to $28.8 million in the nine months ended September 30, 1998, a decrease of $1.1 million or 3.7%. Expenses attributable to U.S. industrial switching were $8.9 million in the nine months ended September 30, 1999, compared to $11.2 million in the nine months ended September 30, 1998, a decrease of $2.3 million or 20.5%.

  The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States.

 North American Railroad Operating Expenses (U. S. Dollars)

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the nine months ended September 30, 1999 and 1998:

                            North American Railroad
                         Operating Expense Comparison
                 Nine Months Ended September 30, 1999 and 1998
                            (dollars in thousands)

                                                                  1999                                   1998
                                                                  ----                                   ----

                                                     $            % of Operating                $     % of Operating
                                                                    Revenue                                Revenue

-------------------------------------------------------------------------------------------------------------------------------
Labor and benefits                                               $26,815             33.2%           $22,782             35.0%
-------------------------------------------------------------------------------------------------------------------------------
Equipment rents                                                   10,046             12.4%             8,321             12.8%
-------------------------------------------------------------------------------------------------------------------------------
Purchased services                                                 4,960              6.1%             3,356              5.2%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                      6,706              8.3%             5,383              8.3%
 ------------------------------------------------------------------------------------------------------------------------------
Diesel fuel                                                        3,603              4.5%             2,401              3.7%
-------------------------------------------------------------------------------------------------------------------------------
Casualties and insurance                                           2,734              3.4%             2,833              4.3%
-------------------------------------------------------------------------------------------------------------------------------
Materials                                                          5,136              6.4%             2,618              4.0%
-------------------------------------------------------------------------------------------------------------------------------
Other expenses                                                    11,188             13.9%             8,063             12.3%
-------------------------------------------------------------------------------------------------------------------------------
                                                               ---------         ---------         ---------         ---------
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         $71,188             88.2%           $55,757             85.6%
-------------------------------------------------------------------------------------------------------------------------------
                                                               =========         =========         =========         =========
-------------------------------------------------------------------------------------------------------------------------------

  Labor and benefits expense was $26.8 million in the nine months ended September 30, 1999 compared to $22.8 million in the nine months ended September 30, 1998, an increase of $4.0 million or 17.7% of which $3.1 million was attributable to the acquisition of GRO, $584,000 was attributable to new railroad operations in Mexico and $301,000 was attributable to an increase on existing railroad operations.

  Equipment rents were $10.0 million in the nine months ended September 30, 1999 compared to $8.3 million in the nine months ended September 30, 1998, a net increase of $1.7 million or 20.7% of which $2.6 million was attributable to the acquisition of GRO and $901,000 was attributable to a decrease on existing railroad operations.

  Purchased services were $5.0 million in the nine months ended September 30, 1999 compared to $3.4 million in the nine months ended September 30, 1998, a net increase of $1.6 million or 47.8% of which $1.5 million was attributable to the acquisition of GRO, $136,000 was attributable to new railroad operations in Mexico and $52,000 was attributable to an increase on existing railroad operations.

  Depreciation and amortization expense was $6.7 million in the nine months ended September 30, 1999 compared to $5.4 million in the nine months ended September 30, 1998, an increase of $1.3 million or 24.6% of which $865,000 was attributable to the acquisition of GRO, $127,000 was attributable to new railroad operations in Mexico and $331,000 was attributable to an increase on existing railroad operations.

  Diesel fuel expense was $3.6 million in the nine months ended September 30, 1999 compared to $2.4 million in the nine months ended September 30, 1998, an increase of $1.2 million or 50.1% of which $848,000 was attributable to the acquisition of GRO, $116,000 was attributable to new railroad operations in Mexico and $238,000 was attributable to an increase on existing railroad operations.

  Materials expense was $5.1 million in the nine months ended September 30, 1999 compared to $2.6 million in the nine months ended September 30, 1998, an increase of $2.5 million or 96.2% of which $546,000 was attributable to the acquisition of GRO, $123,000 was attributable to new railroad operations in Mexico and $1.8 million was attributable to an increase on existing railroad operations.

  All other expenses combined were $13.9 million in the nine months ended September 30, 1999 compared to $10.9 million in the nine months ended September 30, 1998, an increase of $3.0 million or 27.8% of which $1.1 million was attributable to the acquisition of GRO, $853,000 was attributable to new railroad operations in Mexico and $1.0 million was attributable to an increase on existing railroad operations.

 Australian Railroad Operating Expenses (U.S. Dollars)

  The following table sets forth a comparison of the Company's Australian railroad operating expenses in the nine months ended September 30, 1999 and 1998:



            The remainder of this page is intentionally left blank.

                        Australian Railroad Operations
                         Operating Expense Comparison
                 Nine Months Ended September 30, 1999 and 1998
                            (dollars in thousands)

                                                                            % of Operating                     % of Operating
                                                                  1999           Revenue             1998              Revenue

-------------------------------------------------------------------------------------------------------------------------------
Labor and benefits                                               $ 4,282             13.2%           $ 3,831             11.0%
-------------------------------------------------------------------------------------------------------------------------------
Equipment rents                                                      236              0.7%               577              1.7%
-------------------------------------------------------------------------------------------------------------------------------
Purchased services                                                 8,927             27.5%            10,346             29.8%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                      1,583              4.9%             1,375              4.0%
-------------------------------------------------------------------------------------------------------------------------------
Diesel fuel                                                        5,980             18.4%             6,703             19.3%
-------------------------------------------------------------------------------------------------------------------------------
Casualties and insurance                                           1,551              4.8%             1,045              3.0%
-------------------------------------------------------------------------------------------------------------------------------
Materials                                                          1,308              4.0%             1,278              3.7%
-------------------------------------------------------------------------------------------------------------------------------
Other expenses                                                     3,826             11.9%             3,606             10.3%
-------------------------------------------------------------------------------------------------------------------------------
                                                               ---------         ---------         ---------         ---------
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         $27,693             85.4%           $28,761             82.8%
-------------------------------------------------------------------------------------------------------------------------------
                                                               =========         =========         =========         =========
-------------------------------------------------------------------------------------------------------------------------------

  Purchased services were $8.9 million in the nine months ended September 30, 1999 compared to $10.3 million in the nine months ended September 30, 1998, a decrease of $1.4 million or 13.7%. The decrease was primarily related to the non-renewal of a coal haulage contract which resulted in no contracted maintenance charges on the track used for the coal haulage, and capital work on Company owned tracks which reduced contract labor expense for maintenance.

  All other operating expenses were $18.8 million in the nine months ended September 30, 1999 compared to $18.4 million in the nine months ended September 30, 1998, a net increase of $351,000 or 1.9%.

 U. S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the nine months ended September 30, 1999 and 1998:


                           U.S. Industrial Switching
                         Operating Expense Comparison
                 Nine Months Ended September 30, 1999 and 1998
                            (dollars in thousands)

                                                                              % of Operating                   % of Operating
                                                              1999              Revenue               1998          Revenue
                                                              ----                                    ----
-------------------------------------------------------------------------------------------------------------------------------
Labor and benefits                                           $ 6,341                 72.4%           $ 7,378             76.6%
-------------------------------------------------------------------------------------------------------------------------------
Equipment rents                                                  138                  1.6%               140              1.5%
-------------------------------------------------------------------------------------------------------------------------------
Purchased services                                               372                  4.2%               248              2.6%
-------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                    598                  6.8%               599              6.2%
-------------------------------------------------------------------------------------------------------------------------------
Diesel fuel                                                      315                  3.6%               352              3.7%
-------------------------------------------------------------------------------------------------------------------------------
Casualties and insurance                                         757                  8.6%               282              2.9%
-------------------------------------------------------------------------------------------------------------------------------
Materials                                                        573                  6.5%               553              5.7%
-------------------------------------------------------------------------------------------------------------------------------
Other expenses                                                  (183)                -2.2%             1,659             17.1%
-------------------------------------------------------------------------------------------------------------------------------
                                                           ---------             ---------         ---------         ---------
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                     $ 8,911                101.5%           $11,211            116.3%
-------------------------------------------------------------------------------------------------------------------------------
                                                           =========             =========         =========         =========
-------------------------------------------------------------------------------------------------------------------------------

  Labor and benefits expense was $6.3 million in the nine months ended September 30, 1999 compared to $7.4 million in the nine months ended September 30, 1998, a decrease of $1.1 million or 14.1%, due primarily to the decision to exit unprofitable switching contracts.

  Other expense was a credit of $183,000 in the nine months ended September 30, 1999 compared to $1.7 million in the nine months ended September 30, 1998, a decrease of $1.8 or 111.0%. The credit balance reflects the reclassification of administrative expense that had originally been classified as railroad operations expense. The 1998 period was unusually high due to approximately $550,000 of legal fees for still-pending litigation.

 Operating Ratios

  The Company's combined operating ratio increased to 88.4% in the nine months ended September 30, 1999 from 87.4% in the nine months ended September 30, 1998. The operating ratio for North American railroad operations increased to 88.2% in the nine months ended September 30, 1999 from 85.6% in the nine months ended September 30, 1998. The operating ratio for Australian railroad operations increased to 85.4% in the nine months ended September 30, 1999 from 82.8% in the nine months ended September 30, 1998. The operating ratio for U.S. industrial switching operations decreased to 101.5% in the nine months ended September 30, 1999 from 116.3% in the nine months ended September 30, 1998.

 Interest Expense and Income Taxes

  Interest expense in the nine months ended September 30, 1999 was $5.6 million compared to $5.0 million in the nine months ended September 30, 1998, an increase of $641,000 or 12.9% primarily related to the increase in debt used for acquisitions. The Company's effective income tax rate in the nine months ended September 30, 1999, was (6.0)% (primarily due to a favorable tax law change in Australia) which compared to 41.7% in the nine months ended September 30, 1998.

 Net Income

  The Company's net income in the nine months ended September 30, 1999 was $9.1 million (including $4.2 million of income tax benefit from a tax law change as discussed in Note 2. To the Consolidated Financial Statements) compared to net income of $5.5 million in the nine months ended September 30, 1998, an increase of $3.6 million or 64.6%. The increase in net income is the net result of a decrease in net income from North American railroad operations of $1.2 million, an increase in net income from Australian railroad operations of $4.0 million, and a decrease in the net loss of industrial switching of $772,000.

 Liquidity and Capital Resources

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized management to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. On May 10, 1999, the Company completed its purchase of the one million shares authorized by the board of directors at a total cost of $11.0 million.

  During the nine months ended September 30, 1999 the Company generated cash from operations of $20.3 million, invested $21.8 million in capital assets, received cash of $57,000 in the purchase of Rail-One Inc. less cash paid for common stock, invested $30.5 million for the purchase of assets of the Chiapas-Mayab railway concession, equipment property and other assets from the state-owned rail company

Ferronales, had a net increase in debt of $59.7 million of which $24.7 was assumed in the acquisition of GRO, received $298,000 in proceeds from the disposition of property, and recorded $5.9 million in net proceeds on governmental grants.

  During the nine months ended September 30, 1998 the Company generated cash from operations of $11.1 million, invested $13.4 million in capital assets, had a net reduction in debt of $4.5 million and received $2.0 million in proceeds from the disposition of property.

  At September 30, 1999 the Company had long-term debt (including current portion) totaling $125.4 million, which comprised 61.9% of its total capitalization. This compares to long-term debt, including current portion, of $65.7 million at December 31, 1998, comprising 46.8% of total capitalization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under a credit facility and a capital lease arrangement, both of which have variable interest rates tied to the LIBOR rate. In addition, the Company's Australian subsidiary has a variable rate loan, one-half of which fluctuates with market changes in interest rates and one-half of which is fixed at 6.24%. The Australian loan is denominated in Australian dollars. The Company estimates that the fair value of these debt instruments approximated their market values and carrying values at September 30, 1999. The Company invests excess cash in overnight money market accounts.

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

         (f) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX
              Transportation, Inc. (Exhibit 4.1)4

*(4.1) Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the banks named therein.

 (10)    Material Contracts

*(10.1) Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of the United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A de C.V., and Ferrocarriles Nacionales de Mexico.

*(11.1)  Statement re computation of per share earnings

 (15)    Letter re unaudited interim financial information

         Not applicable.

 (18)    Letter re change in accounting principles

         Not applicable.

 (19)    Report furnished to security holders

         Not applicable.

 (22) Published report regarding matters submitted to vote of security holders

         Not applicable.

 (23)    Consents of experts and counsel

         Not applicable.

 (24)    Power of attorney

         Not applicable.

*(27)    Financial Data Schedule

 (99)    Additional Exhibits

         Not applicable.

----------------------------

  * Exhibit filed with this Report.

         1 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

         2 Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

         3 Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

         4 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GENESEE & WYOMING INC.

Date:    November 15, 1999         By: /s/ Mortimer B. Fuller, III
                                       ---------------------------
                                   Name:  Mortimer B. Fuller, III
                                   Title: Chairman of the Board and
                                          CEO

Date:    November 15, 1999         By: /s/ Alan R. Harris
                                       ---------------------------
                                   Name:  Alan R. Harris
                                   Title: Senior Vice President and
                                          Chief Accounting Officer






The remainder of this page is intentionally left blank.