Form 10-K
period 1999-12-31
GENESEE & WYOMING INC
filed 2000-03-30
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K


/X/ Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

                                       or

/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the transition period from____to____

                          Commission File No.  0-20847

                              --------------------

                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)


Delaware                                   06-0984624
-------------------------------            ----------
(State or other jurisdiction of            (I.R.S. Employer incorporation
or organization)                           Identification No.)

71 Lewis Street, Greenwich, Connecticut    06830
---------------------------------------    ----------
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 16, 2000: $49,833,816

Shares of common stock outstanding as of the close of business on March 16, 2000:

Class                         Number of Shares Outstanding
-----                         ----------------------------
Class A Common Stock                    3,455,632

Class B Common Stock                      845,447


Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                  DOCUMENT INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13  Registrant's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 23, 2000.



            The remainder of this page is intentionally left blank.

                                     Part I

Item 1. BUSINESS

     Genesee & Wyoming Inc. (the "Registrant" or the "Company") is a holding Company whose subsidiaries own and operate short line and regional freight railroads and provide related rail services in North America and Australia. The Company, through its industrial switching subsidiary, also provides railroad switching and related services to United States industrial companies with extensive railroad facilities within their complexes. The Company's predecessor, Genesee & Wyoming Railroad Company, was founded in 1899 by E.L. Fuller and his partners. In 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Company and became its Chief Executive Officer, the Company was dependent on a single commodity, salt, produced by a single customer. At that time, the Company generated $3.9 million in operating revenues over its 14 miles of track. In 1978, under the leadership of Mr. Fuller, the Company began a strategy of growth by acquisition that broadened its sources of rail and rail-related revenues. Initial expansion was into the railcar leasing business which was followed by 16 rail line acquisitions in the United States. Significant U.S. acquisitions have included the Rochester & Southern Railroad, Inc. (1986), Louisiana & Delta Railroad, Inc. (1987), Buffalo & Pittsburgh Railroad, Inc. (1988), Allegheny & Eastern Railroad, Inc. (1992), Willamette & Pacific Railroad, Inc. (1993), Portland & Western Railroad, Inc. (1995), Illinios & Midland Railroad, Inc. (1996), Pittsburg & Shawmut Railroad, Inc.
(1996), and the rail and industrial switching business of Rail Link, Inc.
(1996).

     The Company's domestic growth has been complemented by expansion into deregulating rail markets worldwide. In 1997, the Company was awarded the contract to operate the Australia Southern Railroad ("ASR"), a railroad that provides freight services in South Australia. Also in 1997, the Company formed a joint-venture for Canadian rail acquisitions, Genesse Rail-One Inc. ("GRO"), which currently operates two railroads in Canada. In April 1999, the Company increased its ownership interest in GRO to 95% and now consolidates its operating results (see Note 3. to Consolidated Financial Statements). In July, 1998, the Company began serving as the operator of a mineral railroad in northern Mexico. The railroad, known as Linea Coahuila Durango ("LCD"), is a concession awarded by the Mexican government to two Mexican industrial firms. Late in 1999, the Company changed its relationship with LCD to that of being a provider of technical assistance so that management could focus on the Company's new Mexican operation, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. ("FCCM"). In August 1999, FCCM, a wholly-owned subsidiary of the Company, was awarded a concession to operate two railways, the Chiapas line and the Mayab line, owned by the state-owned Mexican rail company Ferronales. FCCM began operations on September 1, 1999 (see Note 3. to Consolidated Financial Statements).

     As a result of the Company's growth strategy, the Company has become a diversified rail operation extending over approximately 3,750 miles of owned or leased track and 2,700 miles of track under trackage rights or similar track access arrangements in four countries on two continents providing services to over 545 customers in North America and 9 major customers in Australia.

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

    The commitment of Class I carriers to increase efficiency and profitability has also led to an increase in merger activity among long haul railroads, such as, most recently, the acquisition of Consolidated Rail Corporation by Norfolk Southern Corp. and CSX Transportation, Inc. Such consolidations present both risk and opportunity for the Company.

    Although the acquisition market is highly competitive, the Company believes that there will continue to be opportunities to acquire railroad lines in the United States and Canada from both Class I railroads and shortline and regional operators. The Company believes there may be additional acquisition opportunities in Australia as the state and federal governments continue the privatization of the railway system. In addition, the Company believes there may be acquisition opportunities in Mexico and South America.

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

    In evaluating acquisition opportunities, the Company considers, among other matters, the size of the rail operations, opportunities for expansion, commodity and customer diversification, revenue stability, connecting carriers, track condition and maintenance requirements, and expected financial returns. The Company also considers acquisition opportunities that have the potential to enable its railroads to provide better or more cost-effective service to major shippers or to increase and diversify the overall customer base of its railroads. The Company develops acquisition prospects through its relationships with Class I carriers and its reputation in the industry. In addition, the Company uses consultants to assist in the identification and development of acquisition opportunities. The Company has successfully integrated sixteen acquisitions of varying sizes and operating characteristics, of which four were existing short lines, six were Class I divestitures, four were governmental privatizations, one was an industrial switching company which also operates four wholly-owned subsidiary railroad companies and one was a Canadian company which operates two wholly-owned subsidiary railroad companies.

    The Company acquires rail properties by purchase of assets, or is able to serve a market through lease or operating contract. Typically, the Company bids against other short line and regional operators for available properties. The structure of each transaction is determined based upon economic and strategic considerations. In addition to the financial terms of the transaction, sellers consider more subjective criteria such as a prospective acquiror's operating experience, its reputation among shippers, and its ability to close a transaction and commence operations smoothly. The Company believes it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is able to provide increased revenue to the Class I carriers that connect with its North American lines. The Company sees this ability to provide increased revenue to Class I carriers as an advantage in bidding for properties in North America.

    Marketing

    The Company's marketing strategy is to build each region on a base of major industrial customers, to grow that base business through marketing efforts directed at its major customers, and to generate incremental revenues outside the base of major customers by attracting smaller customers and providing ancillary services which generate non-freight revenues. The Company believes that over the long term, its strategy of building its regions around a core of major industrial customers provides a stable revenue base and allows the Company to focus its efforts on additional growth opportunities within a region.
Through implementation of its marketing strategy, the Company intends to further increase the number of major customers so that, over time, the Company's reliance on any one customer will be reduced.

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

    Because most of the traffic transported by the Company's railroads in the United States and Canada is interchanged with Class I carriers, the Company's marketing efforts in these areas are often aimed at enhancing its railroads' relationships with these Class I carriers as well as shippers. The Company provides related rail services such as railcar leasing, railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. For example, the Company supplies cars to its customers or its railroads when, among other things, a customer has a need which cannot be filled by cars supplied by Class I railroads or the Company has an opportunity to provide cars on a cost basis that both meets customer needs and improves the economics of a freight move to the Company. The Company actively manages its railcar portfolio, buying and selling equipment to take advantage of changes in market value in conjunction with changes in its customers' needs.

    Operations

    The Company's operating strategy is to increase efficiency and profitability in each region in which it operates. When acquiring new rail properties within an existing region, the Company capitalizes on operating efficiencies created by the presence of its other railroads within that region. In addition, consolidation of revenue and accounting functions often allows the Company to operate new railroads with fewer employees. The Company rationalizes its track, where appropriate, to make its operations more efficient. The Company also seeks and grants trackage rights to improve regional rail infrastructure efficiency.

    The Company intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company's shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company's railroads to the economic infrastructure of those regions, approximately $35.0 million in state and federal grants for track rehabilitation and service improvements has been invested in the Company's U.S. rail properties since 1987.

MANAGEMENT

    The Company's Chief Executive Officer, Chief Financial Officer and Executive Vice President - Corporate Development have responsibility for overall strategic and financial planning. The Chief Executive Officer has ultimate operating oversight over Australia and the Chief Operating Officer oversees operations in North America. The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based profit sharing and bonus programs.

RAILROAD OPERATIONS - NORTH AMERICA

 North American Customers

    The Company's North American railroads currently serve over 545 customers.
A large portion of the Company's North American railroad operating revenue is attributable to customers operating in the electric utility, paper, petroleum products, lumber and forest products, chemicals and metals industries. As the Company acquires new North American railroad operations, the base of customers served continues to grow and diversify. The largest ten North American customers, which is a group that changes annually, accounted for approximately 34%, 38%, and 46% of the Company's North American railroad revenues in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, the Company's largest North American customer was Commonwealth Edison, an electric utility, which accounted for approximately 15%, 14% and 18% of the Company's North American railroad revenues in 1999, 1998 and 1997, respectively (see Note 13. to Consolidated Financial Statements). The Company typically ships freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years.

North American Railroad Commodities

    The Company's North American railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a well-diversified commodity mix while others transport one or two principal commodities. In 1999, coal, coke and ores and pulp and paper products were the two largest commodity groups transported by the Company's North American railroads, constituting 25.9% and 15.6%, respectively, of total North American revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 1999 Compared to Year Ended December 31, 1998"), and 31.4% and 13.3%, respectively, of total North American carloads. The following table summarizes the aggregate traffic volume of the Company's North American railroads by commodity group:

               NORTH AMERICAN CARLOADS CARRIED BY COMMODITY GROUP

                                                          Year Ended            Year Ended
                                                      December 31, 1999      December 31, 1998
                                                      -----------------      -----------------
Commodity Group                                      Carloads  % of Total   Carloads  % of Total
---------------                                      --------  ----------   --------  ----------
Coal, Coke & Ores                                      94,140        31.4%    75,881        34.8%
Pulp & Paper                                           39,952        13.3%    21,318         9.7%
Metals                                                 30,614        10.2%    17,862         8.2%
Lumber & Forest Products                               28,627         9.6%    20,802         9.5%
Minerals & Stone                                       23,667         7.9%    13,679         6.3%
Petroleum                                              20,206         6.7%    15,992         7.3%
Farm & Food Products                                   19,898         6.6%    17,451         8.0%
Chemicals                                              16,039         5.4%    12,503         5.7%
Autos & Auto Parts                                      4,790         1.6%     3,895         1.8%
Other                                                  22,024         7.3%    18,922         8.7%
                                                   ---------------------------------------------

Total                                                 299,957       100.0%   218,305       100.0%
                                                   =============================================


    Coal, coke and ores consists primarily of shipments of coal to utilities and industrial customers.

    Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and fine papers.

     Metals consists primarily of scrap metal and finished steel products shipped to and from steel mills, and coated pipe.

    Lumber and forest products consists primarily of finished lumber used in construction, particleboard used in furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.

    Minerals and stone consists primarily of gravel and stone used in construction.

     Petroleum products consists primarily of fuel oil and crude oil.

     Farm and food products consists primarily of sugar, molasses, rice and other grains and fertilizer.

    Chemicals consists primarily of various chemicals used in manufacturing.

    Autos and auto parts consists primarily of finished automobiles.

 North American Railroad Employees

    As of December 31, 1999, the Company's North American railroads had approximately 1,200 full-time employees. Of this total, approximately 423 are members of national labor organizations. The Company's North American railroads have nine contracts with these national labor organizations which have expiration dates ranging to 2002. The Company has also entered into collective bargaining agreements with an additional 153 employees who represent themselves, all of which are currently being renegotiated.

RAILROAD OPERATIONS - AUSTRALIA

    ASR commenced operations in November 1997. ASR acquired certain freight railroad assets of Australian National, a railroad company owned by the Commonwealth Government of Australia. Coincident with closing the purchase, the Company sold certain facilities and inventories to two third parties who are under long-term contracts with ASR to perform locomotive, rolling stock and track infrastructure maintenance and repairs. Approximately 900 miles of branchline track structure is owned and exclusively maintained by ASR through one of the two third parties. The land under the track structure is leased from the State of South Australia for a 50 year term with an option for an additional 15 years. Some of these branchlines are isolated from other parts of the system. Also, different parts of the system have different track gauges, that is, narrow, standard and broad gauge, and ASR must provide discrete locomotives and rolling stock for each gauge. In some cases, dual gauge track is in place.

 Australia Customers

    ASR operates unit trains for four major customers, hauling four types of commodities including grain, gypsum, limestone and marble. In December 1999, it commenced hauling iron ore to an integrated steel mill at Whyalla in South Australia for Broken Hill Proprietary Limited ("BHP"). ASR also conducts shunting (switching) within BHP's facility at Whyalla.

     ASR provides switching, rail yard storage and other rail related facilities for hire to its customers, and operates trains for the haulage of rail, ballast and ties primarily for the owner of the interstate mainline. ASR also acquired contracts to operate "hook and pull" trains for three customers. Unlike the United States, the Australian system guarantees open access to rail lines. ASR provides locomotives, fuel, train crews, and in some cases railcars, to freight forwarding companies. These freight forwarding companies, ASR's customers, contract for blocks of time within which their trains can be operated at certain designated speeds. They are responsible for track access charges and all other costs of operating these trains. ASR operates hook and pull trains for these three customers over the 2,100 mile corridor between Melbourne and Perth. Certain of ASR's branchline trains operate over these main lines as well. ASR is not responsible for maintenance of these main lines.

 Australia Railroad Commodities and Hook and Pull Services (Haulage)

    The Company's Australia railroad transports a variety of commodities and provides hook and pull (haulage) services for its customers. In 1999, hook and pull (haulage) and grain products were the two largest commodity groups transported by the Company's Australia railroad, constituting 45.4% and 35.2%, respectively, of total Australia revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 1999 compared to Year Ended December 31, 1998"), and 31.3% and 29.1%, respectively, of total Australia carloads. The following table summarizes the aggregate traffic volume of the Company's Australia railroad by commodity group:

                  AUSTRALIA CARLOADS CARRIED BY COMMODITY GROUP

                                                          Year Ended            Year Ended
                                                       December 31, 1999       December 31, 1998
Commodity Group                                      Carloads    % of Total  Carloads   % of Total
---------------                                      --------    ----------  --------   ----------
Hook and Pull
(Haulage)                                              52,407        31.3%    40,817        22.3%
Grain                                                  48,781        29.1%    45,896        25.1%
Gypsum                                                 40,304        24.1%    36,611        20.0%
Marble                                                  8,343         5.0%     8,294         4.5%
Iron Ore                                                8,069         4.8%         -         0.0%
Lime                                                    4,662         2.8%     2,500         1.4%
Coal                                                    4,317         2.6%    47,286        25.9%
Other                                                     603         0.3%     1,382         0.8%
                                                   ---------------------------------------------

Total                                                 167,486       100.0%   182,786       100.0%
                                                   =============================================


 Australia Railroad Employees

    As of December 31, 1999, ASR had approximately 190 employees, some of whom are operational staff that are members of a union. The contract with the union expires in November, 2000.

U.S. INDUSTRIAL SWITCHING OPERATIONS

     U.S. industrial switching operations generate non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industrial companies with extensive railroad facilities within their complexes. The Company's U.S. industrial switching operation serves 24 customers in 9 states. These customers are primarily in the chemicals, paper, grain, mining and power generation industries. The provision of the service generally involves locating a work force and locomotives at the customer's facility and tailoring the service level to the switching requirements of the site. As of December 31, 1999, the Company's U.S. industrial switching operations had approximately 190 employees.

SAFETY

    The Company's safety program involves all employees at all levels of the company. Safety focuses on the prevention of accidents/injuries, and the creation of a safety culture within the organization. The Senior Vice President of each region is accountable for the results of the program, and each region has an officer responsible for day-to-day program administration. Line supervisors have direct responsibility for the safety and training of their personnel.

    The Company maintains a corporate-wide safety policy facilitated by a Vice President of Safety and a Safety Director. The Company's safety program allows each of its subsidiaries the flexibility to develop safety rules and procedures based on local requirements or statutes. The Company works continuously to comply fully with all federal, state and local government regulations. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations.

    The Company also participates in governmental and industry sponsored safety programs. For example, members of the Company's management serve or have served on the Board of Directors of Operation Lifesaver (the national grade crossing awareness program), the New Program Committee of Operation Lifesaver and the American Short Line & Regional Railroad Association Safety Committee.

     In addition, the Company has created two working safety groups. The first group, the Focus Team, consisting of the general managers and the Vice President of Safety, develops the corporate safety strategy and ensures consistency of implementation for policies within the organization. The second group, the GWI Team, includes safety representatives of each region, a general manager as team leader, and the Vice President of Safety as the facilitator working together to refine the Company's safety program. Each team coordinates with the Company's subsidiaries to insure compliance with and implementation of all safety rules and regulations. The objective of both teams is to sponsor the Company's initiatives to make it the safest carrier with regard to its employees, customers, assets, the public and the environment.

INSURANCE

    The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $50,000 to $500,000 per occurrence. In addition, the Company maintains excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policies. The Company also maintains property damage coverage, subject to a standard pollution sub-limit and self-insured retentions ranging from $10,000 to $250,000.

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

    ASR liability policies have self-insured retentions for third party claims ranging from $100,000 per occurrence for personal injury to $500,000 for property damage. Employees are covered for injury or death by public and private sector insurance arrangements. A levy is paid by ASR to the insurance provider based on the amount of wages and salaries paid by ASR.

    The Company believes its insurance coverage is adequate in light of its experience and the experience of the rail industry. However, there can be no assurance as to the adequacy, availability, or cost of insurance in the future.

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

ENVIRONMENTAL MATTERS

    The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. In the United States these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Australia, these functions are administered primarily by the Department of Transport on a federal level and by the Environmental Protection Agency on a state level. In Canada, these functions are administered at the federal level by Environment Canada and the Department of Transport, and comparable agencies on a provincial level. In Mexico, these functions are administered at the federal level by the Ministry of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. There are no material environmental claims currently pending or, to the Company's knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

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

    In Mexico, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. ("FCCM"), was awarded a 30-year concession to operate certain railways owned by the state-owned rail company Ferronales. Under the terms of the concession agreement, Ferronales remains responsible for remediation of all obligations, duty or liability arising from contamination or other environmental issues that occurred prior to the execution date of the concession agreement.

FORWARD-LOOKING STATEMENTS

    This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, or management's beliefs and assumptions. Words such as "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 1 and in Item 7 hereof, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

    The Company currently operates twenty-one railroads of which seventeen are in the United States, two are in Canada, one is in Mexico and one is in Australia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company's railroads. Several of the Company's railroads are operated under terms of leases or operating licenses in which the Company does not assume ownership of the track and the underlying land.

    The Company's railroads operate over approximately 3,750 miles of track that is owned or leased by the Company. The Company's railroad also operate, under various trackage rights agreements, over approximately 2,700 miles of track that is owned or leased by others. Additionally, the Company's wholly-owned subsidiary, GW Mexico, S.A. de C.V., provides management services for a 700-mile mineral railroad in northern Mexico known as Linea Coahuila Durango which is owned by two Mexican industrial firms, Grupo Acerero del Norte, S.A. de C.V. and Industrias Penoles, S.A. de C.V.

     The following table sets forth certain information as of December 31, 1999 with respect to the Company's railroads:

RAILROAD AND LOCATION                            TRACK MILES       STRUCTURE            CONNECTING CARRIERS (1)
Allegheny & Eastern Railroad, Inc.
("ALY") Pennsylvania                              153 (2)           Owned                   BPRR, NS, CSX

Bradford Industrial Rail, Inc.
("BR") Pennsylvania                                 4 (3)           Owned                   BPRR

Buffalo & Pittsburgh Railroad, Inc.                                                         ALY, BLE, BR, CN, CP,
("BPRR") New York, Pennsylvania                   279 (4)           Owned/Leased            CSX, NS, PS, RSR, SB

The Dansville & Mount Morris
  Railroad Company
("DMM") New York                                    8               Owned                   GNWR

Genesee and Wyoming Railroad Company
("GNWR") New York                                  26 (5)           Owned (5)               CP, DMM, RSR, NS, CSX

Pittsburg & Shawmut Railroad, Inc.
("PS") Pennsylvania                               224 (6)           Owned                   BPRR, CSX, NS

Rochester & Southern Railroad, Inc.
("RSR") New York                                   66 (7)           Owned                   BPRR, CP, GNWR, CSX

Illinois & Midland Railroad, Inc.                                                           BNSF, IAIS, IC, NS,
("IMR") Illinois                                   97 (8)           Owned                   PPU, TPW, UP

Portland & Western Railroad, Inc.
("PNWR") Oregon                                   211 (9)           Owned/Leased            BNSF, UP, WPRR, POTB

Willamette & Pacific Railroad, Inc.
("WPRR") Oregon                                   185 (10)          Leased                  UP, PNWR, HLSC

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

Carolina Coastal Railway, Inc.
("CLNA") North Carolina                            17 (12)          Leased                  NS

Commonwealth Railway, Inc.
("CWRY") Virginia                                  17 (13)          Owned/Leased            NS

Talleyrand Terminal Railroad
("TTR") Florida                                    10 (14)          Leased                  NS, CSX

Corpus Christi Terminal Railroad, Inc.
("CCPN") Texas                                     26 (15)          Leased                  UP, BNSF, TM

Golden Isles Terminal Railroad, Inc.
("GITM") Georgia                                   13 (16)          Leased                  CSX, NS

Savannah Port Terminal Railroad, Inc.
("SAPT") Georgia                                    1 (17)          Leased                  CSX, NS

Australia Southern Railrod Pty Ltd
("ASR") Australia                                 900 (18)          Owned/Leased

Huron Central Railroad, Inc.
("HCR") Canada                                    179 (19)          Leased                  CP, WC

Quebec Gatineau Railroad, Inc.
("QGRR") Canada                                   293 (20)          Owned/Leased            CP, CN

Compania de Ferrocarriles
Chiapas-Mayab, S.A. de C.V.                       960 (21)          Leased                  Ferrosur
("FCCM") Mexico

(1)  See Legend of Connecting Carriers following this table.
(2)  In addition, ALY operates by trackage rights over 3 miles of NS.

(3)  In addition, BR operates by trackage rights over 14 miles of BPRR.
(4)  Includes 92 miles under perpetual leases and 9 miles under a lease expiring
     in 2090. In          addition, BPRR operates by trackage rights over 27
     miles of CSX under an agreement expiring in 2018, and 83 miles of NS under an agreement expiring in 2027. The Company is seeking to rationalize approximately 58 miles of owned track that parallels track under the NS trackage rights agreement.
(5)  The operations of the GNWR have been realigned with those of RSR.
(6)  In addition, PS operates over 13 miles pursuant to an operating contract.
(7)  In addition, RSR has a haulage contract over 52 miles of CP.
(8) In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP.
(9) Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement, and 92 miles which was purchased in July, 1997. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB
(10) All under lease expiring in 2013, with renewal options subject to both parties' consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(11) Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.
(12) All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989.
(13) Includes 12.5 miles under lease expiring in 2009.
(14) All under lease expiring in 2002.
(15) All under lease expiring in 2002.
(16) All under lease expiring in 2002.
(17) All under lease expiring in 2002.
(18) The track structure is owned by the Company. The land on which the track structure is built is leased from the State of South Australia for a term of 50 years with a conditional right of renewal for an additional 15 years. In addition, ASR operates over the 2,100 mile government-owned corridor between Melbourne and Perth under a trackage rights agreement.
(19) All under lease expiring in 2017, with renewal options subject to both parties' consent.
(20) Consists of 275 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties' consent. In addition, QGRR operates by trackage rights over 27 miles of CP.
(21) All under a 30-year concession agreement operating on track structure which is owned by the state-owned rail company Ferronales. In addition, FCCM operates by trackage rights over 210 miles on Ferrosur (a recently privatized rail concession) and a government-owned line.

     LEGEND OF CONNECTING CARRIERS

BLE  Bessemer and Lake Erie Railroad Company
BNSF Burlington Northern Santa Fe Railway Company
CN   Canadian National
CP   Canadian Pacific Railway
CSX  CSX Transportation, Inc.
HLSC Hampton Railway
IAIS Iowa Interstate Railroad, Ltd.
IC   Illinois Central Railroad Company
NS   Norfolk Southern Corp.
POTB Port of Tillamook Bay Railroad
PPU  Peoria & Pekin Union Railway
SB   South Buffalo Railway Company
TM   The Texas Mexican Railway Company
TPW  Toledo, Peoria & Western Railway Corp.
UP   Union Pacific Railroad Company
WC   Wisconsin Central

EQUIPMENT

     As of December 31, 1999, rolling stock of the Company's North American operations consisted of 297 locomotives and 3,560 freight cars, some of which were owned and some of which were leased from others. The Company's rolling stock for its subsidiary in Australia consisted of approximately 80 locomotives and approximately 1,200 wagons (freight cars) owned and in service.

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

     On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit.

     The parent company of ComEd has sold certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the "SAA"), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On April 6, 1999, a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois. The suit sought declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. On June 10, 1999, the suit commenced by the Company and IMRR, against ComEd in Sangamon County was voluntarily withdrawn without prejudice in partial resolution of several procedural motions pending in the Cook County action, and with the explicit recognition from ComEd that the action may be re-filed in Cook County.

     Revenue for haulage to the Powerton plant accounted for 6.6% and 6.3% of the consolidated revenues of the Company and its subsidiaries in 1999 and 1998, respectively. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.



            The remainder of this page is intentionally left blank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 24, 1996, the Company's Class A Common Stock began publicly trading and is quoted on the Nasdaq National Market. Its trading symbol is GNWR. The tables below show the range of high and low actual trade prices for the Company's Class A Common Stock during each quarterly period of 1999, 1998 and 1997.

     YEAR ENDED
     DECEMBER 31, 1999    HIGH      LOW

     1st Quarter        $ 14.75   $ 10.375

     2nd Quarter        $ 11.625  $  7.75

     3rd Quarter        $ 15.25   $  9.875

     4th Quarter        $ 13.75   $ 11.25

     YEAR ENDED
     DECEMBER 31, 1998    HIGH     LOW

     1st Quarter        $ 27.50  $ 20.625

     2nd Quarter        $ 27.50  $ 17.50

     3rd Quarter        $ 22.00  $ 11.75

     4th Quarter        $ 17.00  $ 11.375

     YEAR ENDED
     DECEMBER 31, 1997    HIGH     LOW

     1st Quarter        $ 37.75  $ 29.00

     2nd Quarter        $ 31.75  $ 26.25

     3rd Quarter        $ 35.00  $ 24.00

     4th Quarter        $ 31.75  $ 22.50

     The Company's Class B Common Stock is not publicly traded.

     The Company did not pay cash dividends in 1999, 1998 or 1997. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

     On March 16, 2000 there were 131 holders of record of the Company's Class A Common Stock and 10 holders of record of the Company's Class B Common Stock.

     During 1999, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption included the recipents' representations as to their investment intent with respect to such Securities and restrictions on the transfer of such Securities imposed by the Company.

     (1) On April 9, 1999, the Company issued to an aggregate of 144 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 102,650 shares of Class A Common Stock at an exercise price of $8.375 per share, and 18,750 shares of Class A Common Stock at an exercise price of $9.2125 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (2) On July 30, 1999, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,000 shares of Class A Common Stock at an exercise price of $11.00 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (3) On October 27, 1999, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 1,000 shares of Class A Common Stock at an exercise price of $11.75 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (4) On April 15, 1999, as part of the consideration for the Company's acquisition of Rail-One Inc., the Company granted options to the sellers to purchase up to 80,000 shares of Class A Common Stock at an exercise price of $8.625 per share. Note 3. to the Consolidated Financial Statements included in
Item 8. here of is incorporated herein by reference.

     (5) On September 30, 1999, as part of the consideration for the Company's acquisition of an ownership interest in Latin American Rail LLC, the Company issued to the sellers 25,532 shares of Class A Common Stock. Note 3. to the Consolidated Financial Statements included in Item 8. here of is incorporated herein by reference.




            The remainder of this page is intentionally left blank.

Item 6. SELECTED FINANCIAL DATA.

     The following selected consolidated income statement data and selected consolidated balance sheet data of the Company as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, have been derived from the Company's consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA:                  1999       1998       1997       1996       1995
                                      ---------  ---------  ---------  ---------  --------
Operating revenues                    $175,586   $147,472   $103,643   $ 77,795   $53,387
Operating expenses                     153,218    127,904     87,200     63,801    46,815

Operating income                        22,368     19,568     16,443     13,994     6,572

Interest expense                        (8,462)    (7,071)    (3,349)    (4,720)   (3,405)

Other income, net                        1,064      6,645        345        651       456

Income before income taxes and
extraordinary item                      14,970     19,142     13,439      9,925     3,623

Income taxes                             2,175      7,708      5,441      4,020     1,472

Income before extraordinary item        12,795     11,434      7,998      5,905     2,151

Extraordinary item                        (262)        --         --         --      (494)

Net income                            $ 12,533   $ 11,434   $  7,998   $  5,905   $ 1,657

Basic earnings per common share:
Income before extraordinary item      $   2.85   $   2.20   $   1.52   $   1.54   $  0.92

Extraordinary item                       (0.06)        --         --         --     (0.21)

Net income                            $   2.79   $   2.20   $   1.52   $   1.54   $  0.71

Weighted average number of shares
of common stock                          4,491      5,187      5,250      3,829     2,348

Diluted earnings per common share:
Income before extraordinary item      $   2.82   $   2.19   $   1.47   $   1.49   $  0.92

Extraordinary item                       (0.06)        --         --         --     (0.21)

Net income                            $   2.76   $   2.19   $   1.47   $   1.49   $  0.71

Weighted average number of shares
of common stock and equivalents          4,540      5,229      5,447      3,966     2,348

Dividends per common share (1)              --         --         --   $   0.01   $  0.08

BALANCE SHEET DATA AS OF YEAR END:

Total assets                          $301,940   $216,760   $210,532   $145,339   $78,429
Total debt                             108,376     65,690     74,144     18,731    39,941
Stockholders' equity                    81,829     74,537     68,343     61,683    10,548

(1) Prior to its initial public offering on June 24, 1996, the Company paid dividends at the discretion of the Company's Board of Directors. The Company has not paid cash dividends after the initial public offering. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

General

     The Company is a holding company whose subsidiaries own and/or operate short line and regional freight railroads and provide related rail services in North America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industrial companies with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industrial companies with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its North American lines.

     The Company's operating expenses include wages and benefits, equipment rents (including car hire), purchased services, depreciation and amortization, diesel fuel, casualties and insurance, materials and other expenses. Car hire is a charge paid by a railroad to the owners of railcars used by that railroad in moving freight. Other expenses generally include property and other non-income taxes, professional services, communication and data processing costs, and general overhead expense.

     When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration.
The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. Most recently, the Company completed one acquisition in November 1997 and two acquisitions in 1999. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V.

     In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. ("FCCM"), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by mid-2000, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction, and $1.0 million in goodwill. The remaining purchase price ($5.3 million) was allocated to the 30-year operating license. As the track improvements are made, the related costs will be reclassified into the property accounts as leasehold improvements and amortized over the improvements' estimated useful life of 20 years. Pursuant to the acquisition, employee termination payments of $1.0 million were made to former state employees and approximately 55 employees whom the Company retained upon acquisition but terminated as part of its plan to reduce operating costs after September 30, 1999. All payments were made during the fourth quarter of 1999 and are considered a cost of the acquisition. Accordingly, the payments represent costs in excess of fair market value and are being amortized over 20 years.

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

Genesee Rail-One Inc.

     On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. ("Rail-One") which has a 47.5% ownership interest in Genesee Rail-One Inc. ("GRO"), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, will pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. The transaction is accounted for as a purchase and resulted in $2.8 million of goodwill which is being amortized over 15 years.
The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable.
Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method and recorded losses of $618,000, $645,000 and $60,000 in 1999, 1998 and 1997, respectively, in other income, net.

Genesee & Wyoming Australia Pty. Ltd.

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

Latin American Rail LLC

     On September 30, 1999, the Company closed on an agreement to acquire a 47.5% ownership interest in Latin American Rail LLC in Chile for approximately $10.0 million in cash and 25,532 shares of the Company's stock valued at approximately $281,000. Latin American Rail LLC owns 100% of Latin American Rail Investors, S.A. which in turn own 4.0% of CB Transportes S.A., a company that has investments in several railroads in South America. The Company is accouting for this investment under the equity method of accouting for investments.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Consolidated Operating Revenues

     Operating revenues were $175.6 million in the year ended December 31, 1999 compared to $147.5 million in the year ended December 31, 1998, a net increase of $28.1 million or 19.1%. The net increase was attributable to a $33.0 million increase in North American railroad revenues of which $19.9 million were revenues from new railroad operations in Canada, $8.8 million were revenues from new railroad operations in Mexico and $4.3 million were increases in revenues on existing North America railroad operations, offset by a $3.6 million decrease in revenues from Australian railroad operations due primarily to the non-renewal of a coal contract and a $1.3 million decrease in industrial switching revenues due primarily to the Company's decision to exit an unprofitable switching contract.

     The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States.

North American Railroad Operating Revenues

     Operating revenues were $121.1 million in the year ended December 31, 1999 of which $95.5 million were freight revenues and $25.6 million were non-freight revenues compared to $88.1 million of which $66.1 million were freight revenues and $22.0 million were non-freight revenues in the year ended December 31, 1998, an increase in operating revenues of $33.0 million or 37.5%. The increase was attributable to a $29.5 million increase in freight revenues and a $3.5 million increase in non-freight revenues. The increase of $29.5 million in North American freight revenues was due to $15.0 million in freight revenues attributable to new railroad operations in Canada, $7.2 million in freight revenues attributable to new railroad operations in Mexico, and an increase of $7.3 million in freight revenues on existing railroad operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 1999 and 1998:



            The remainder of this page is intentionally left blank.

   North American Freight Revenues and Carloads Comparison by Commodity Group
                     Years Ended December 31, 1999 and 1998
               (dollars in thousands, except average per carload)

                                                                                                            Average
                                                                                                            Freight
                                                                                                            Revenues
                                                                                                            Per
                               Freight Revenues                                   Carloads                  Carload
                               ----------------                                   --------                  -------

                                   % of                  % of                 % of                  % of
Commodity Group          1999      Total       1998      Total      1999      Total       1998       Total     1999     1998
---------------          ----      -----       ----      -----      ----      -----       ----       -----     ----     ----
Coal, Coke & Ores      $24,779     25.9%     $19,245     29.1%     94,140     31.4%      75,881      34.8%     $263     $254
Pulp & Paper            14,867     15.6%       8,295     12.6%     39,952     13.3%      21,318       9.7%      372      389
Petroleum Products      10,210     10.7%       7,135     10.8%     20,206      6.7%      15,992       7.3%      505      446
Lumber & Forest
Products                 8,304      8.7%       6,098      9.2%     28,627      9.6%      20,802       9.5%      290      293
Chemicals-Plastics       8,169      8.6%       6,337      9.6%     16,039      5.4%      12,503       5.7%      509      507
Metals                   8,156      8.5%       4,879      7.4%     30,614     10.2%      17,862       8.2%      266      273
Minerals & Stone         7,905      8.3%       3,790      5.8%     23,667      7.9%      13,679       6.3%      334      277
Farm & Food Products     5,831      6.1%       4,919      7.4%     19,898      6.6%      17,451       8.0%      293      282
Autos & Auto Parts       2,491      2.6%       1,945      2.9%      4,790      1.6%       3,895       1.8%      520      499
Other                    4,825      5.0%       3,438      5.2%     22,024      7.3%      18,922       8.7%      219      182
                      --------- --------- ----------- --------- ---------- --------- ----------- ----------

Totals                 $95,537    100.0%     $66,081    100.0%    299,957    100.0%     218,305     100.0%      319      303
                      ========= ========= =========== ========= ========== ========= =========== ==========


     Coal increased by $5.5 million or 28.8% of which $5.4 million was on existing railroad operations and $182,000 was new freight revenues attributable to the acquisition of GRO. The increase on existing railroad operations in 1999 was primarily attributable to a return to normal shipments at a key customer's facilities which compare to reduced shipments in the 1998 period due to scheduled inventory reductions and planned maintenance projects at the key customer's facilities.

     Pulp and Paper increased by $6.6 million or 79.2% of which $553,000 was on existing railroad operations, $5.9 million was new freight revenues attributable to the acquisition of GRO, and $125,000 was freight revenues attributable to new railroad operations in Mexico.

     Petroleum Products increased by $3.1 million or 43.0% of which $95,000 was on existing railroad operations, $131,000 was new freight revenues attributable to the acquisition of GRO, and $2.8 million was freight revenues attributable to new railroad operations in Mexico.

     Lumber and Forest Products increased by $2.2 million or 36.2% of which $956,000 was on existing railroad operations, $1.2 million was new freight revenues attributable to the acquisition of GRO, and $35,000 was freight revenues attributable to new railroad operations in Mexico.

     Chemicals and Plastics increased by $1.8 million or 28.9% of which $258,000 was on existing railroad operations, $1.3 million was new freight revenues attributable to the acquisition of GRO, and $233,000 was freight revenues attributable to new railroad operations in Mexico.

     Metals increased by $3.3 million or 67.2% of which $177,000 was an increase on existing railroad operations, $3.0 million was new freight revenues attributable to the acquisition of GRO, and $80,000 was freight revenues attributable to new railroad operations in Mexico.

     Minerals and Stone increased by a net $4.1 million or 108.8% of which $1.6 million was new freight revenues attributable to the acquisition of GRO, $2.9 was freight revenues attributable to new railroad operations in Mexico and $360,000 was a decrease on existing railroad operations.

     Freight revenues from all remaining commodities reflected an increase of $2.8 million or 27.6% of which $245,000 was an increase on existing railroad operations, $1.7 million was new freight revenues attributable to the acquisition of GRO, and $916,000 was new freight revenues attributable to new railroad operations in Mexico.

     Total North American carloads were 299,957 in the year ended December 31, 1999 compared to 218,305 in the year ended December 31, 1998, an increase of 81,652 or 37.4%. The increase of 81,652 consisted of an increase of 25,951 carloads on existing railroad operations of which 17,557 were coal, 46,478 carloads attributable to the acquisition of GRO, and 9,223 carloads attributable to new railroad operations in Mexico.

     The overall average revenue per carload increased to $319 in the year ended December 31, 1999, compared to $303 per carload in the year ended December 31, 1998, an increase of 5.3% due primarily to higher per carload revenues attributable to Canada and Mexico carloads offset by a slight decrease on existing railroad operations carloads.

     North American non-freight railroad revenues were $25.6 million in the year ended December 31, 1999 compared to $22.0 million in the year ended December 31, 1998, an increase of $3.5 million or 16.1%. The increase is the net result of $4.8 million of new non-freight revenues attributable to the acquisition of GRO, $1.7 million of new non-freight revenues attributable to Mexico and a decrease of $3.0 million of non-freight revenues on existing railroad operations due primarily to a decrease in car hire and rental income.

Australian Railroad Operating Revenues

     Operating revenues were $43.2 million in the year ended December 31, 1999, compared to $46.7 million in the year ended December 31, 1998, a decrease of $3.6 million or 7.7%. The decrease was the result of a decrease in freight revenues from Australian railroad operations of $3.4 million or 8.0% primarily due to the non-renewal of a coal contract and a decrease in non-freight revenues of $226,000 or 4.8%.

     Australian freight revenues were $38.6 million in the year ended December 31, 1999, compared to $42.0 million in the year ended December 31, 1998, a decrease of $3.4 million or 8.0%. The following table outlines Australian freight revenues for the years ended December 31, 1999 and 1998:



            The remainder of this page is intentionally left blank.

                    Australian Freight Revenues by Commodity
                     Years Ended December 31, 1999 and 1998
               (dollars in thousands, except average per carload)

                                                                                                            Average
                                                                                                            Freight
                                                                                                            Revenues
                                                                                                            Per
                           Freight Revenues                            Carloads                             Carload
                           ----------------                            --------                             -------

                           % of                   % of              % of                 % of
    Commodity Group         1999      Total       1998     Total    1999      Total      1998      Total     1999   1998
    ---------------    ---------- ---------- ---------- --------- ---------- --------- ---------- --------- ------- ------
Hook and Pull
(Haulage)                $17,533      45.4%    $15,288     36.4%     52,407     31.3%     40,817     22.3%    $335   $375
Grain                     13,588      35.2%     13,040     31.0%     48,781     29.1%     45,896     25.1%     279    284
Gypsum                     2,861       7.4%      2,788      6.6%     40,304     24.1%     36,611     20.0%      71     76
Marble                     2,034       5.3%      1,949      4.6%      8,343      5.0%      8,294      4.5%     244    235
Lime                       1,531       4.0%      1,052      2.5%      4,662      2.8%      2,500      1.4%     328    421
Coal                         664       1.7%      7,514     17.9%      4,317      2.6%     47,286     25.9%     154    159
Iron Ore                     350       0.9%          -      0.0%      8,069      4.8%          -      0.0%      43      -
Other                         88       0.1%        368      1.0%        603      0.3%      1,382      0.8%     146    266
                       ---------- ---------- ---------- --------- ---------- --------- ---------- ---------

    Total                $38,649     100.0%    $41,999    100.0%    167,486    100.0%    182,786    100.0%     231    230
                       ========== ========== ========== ========= ========== ========= ========== =========

     The net decrease of $3.4 million in Australian freight revenues was primarily attributable to a decrease in freight revenues from Coal of $6.9 million offset by new freight revenues from the shipment of Iron Ores of $350,000, increases in freight revenues from the shipment of Grain of $548,000, Hook and Pull of $2.2 million and all other non-coal commodities of $357,000. The decrease in freight revenues from Coal in the year ended December 31, 1999, was due to the non-renewal of a Coal contract.

     Australia carloads were 167,486 in the year ended December 31, 1999 compared to 182,786 in the year ended December 31, 1998, a decrease of 15,300 or 8.4%. The decrease was primarily the result of a decrease in Coal carloads of 42,969 offset by increases in Hook and Pull of 11,590, Iron Ores of 8,069, Gypsum of 3,693, Grain of 2,885, and all other commodities of 1,432.

     The overall average revenue per carload increased to $231 in the year ended December 31, 1999, compared to $230 per carload in the year ended December 31, 1998.

     Australian non-freight revenues were $4.5 million in the year ended December 31, 1999, compared to $4.7 million in the year ended December 31, 1998, a decrease of $226,000 or 4.8% due primarily to a decrease in other income.

U.S. Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $11.3 million in the year ended December 31, 1999 compared to $12.6 million in the year ended December 31, 1998, a decrease of $1.3 million or 10.3% due primarily to the Company's decision to exit an unprofitable switching contract.

Consolidated Operating Expenses

     Operating expenses for all operations combined were $153.2 million in the year ended December 31, 1999, compared to $127.9 million in the year ended December 31, 1998, a net increase of $25.3 million or 19.8%. Expenses attributable to North American railroad operations were $105.2 million in the year ended December 31, 1999, compared to $75.6 million in the year ended December 31, 1998, an increase of $29.6 million or 39.2% of which $17.8 million were expenses attributable to new railroad operations in Canada, $8.1 million were expenses attributable to new railroad operations in Mexico and $3.7 were expenses attributable to existing U.S. railroad operations. Expenses attributable to operations in Australia were $36.6 million in the year ended December 31, 1999, compared to $37.9 million in the year ended December 31, 1998, a decrease of $1.3 million or 3.5%. Expenses attributable to U.S. industrial switching were $11.4 million in the year ended December 31, 1999, compared to $14.4 million in the year ended December 31, 1998, a decrease of $3.0 million or 20.9%.

Operating Ratios

     The Company's combined operating ratio increased to 87.3% in the year ended December 31, 1999 from 86.7% in the year ended December 31, 1998. The operating ratio for North American railroad operations increased to 86.9% in the year ended December 31, 1999 from 85.8% in the year ended December 31, 1998. The operating ratio for Australian railroad operations increased to 84.8% in the year ended December 31, 1999 from 81.1% in the year ended December 31, 1998.
The operating ratio for U.S. industrial switching operations decreased to 100.8% in the year ended December 31, 1999 from 114.2% in the year ended December 31, 1998.

     The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States.

North American Railroad Operating Expenses

     The following table sets forth a comparison of the Company's North American railroad operating expenses in the years ended December 31, 1999 and 1998:



            The remainder of this page is intentionally left blank.

                            North American Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)


                                                                    1999                              1998
                                                                    ----                              ----
                                                                            Percent of                         Percent of
                                                                            Operating                          Operating
                                                          Dollars           Revenue          Dollars           Revenue
                                                          -------           -------          -------           -------
Labor and benefits                                       $ 38,819            32.1%          $ 30,822             35.0%
Equipment rents                                            13,768            11.4%            11,060             12.6%
Purchased services                                          7,996             6.6%             4,496              5.1%
Depreciation and amortization                               9,649             8.0%             7,277              8.3%
Diesel fuel                                                 6,357             5.2%             3,187              3.6%
Casualties and insurance                                    4,172             3.4%             2,937              3.3%
Materials                                                   8,503             7.0%             3,485              4.0%
Other expenses                                             15,929            13.2%            12,285             13.9%
                                                 ----------------- ---------------- ----------------- -----------------

Total operating expenses                                $ 105,193            86.9%           $75,549             85.8%
                                                 ================= ================ ================= =================



     Labor and benefits expense was $38.8 million in the year ended December 31, 1999 compared to $30.8 million in the year ended December 31, 1998, an increase of $8.0 million or 25.9% of which $5.0 million was attributable to the acquisition of GRO, $2.7 million was attributable to new railroad operations in Mexico and $281,000 was attributable to an increase on existing railroad operations.

     Equipment rents were $13.8 million in the year ended December 31, 1999 compared to $11.1 million in the year ended December 31, 1998, a net increase of $2.7 million or 24.5% of which $4.0 million was attributable to the acquisition of GRO, $53,000 was attributable to new railroad operations in Mexico and $1.4 million was a decrease on existing railroad operations due primarily to a reduction of rolling stock and associated.

     Purchased services were $8.0 million in the year ended December 31, 1999 compared to $4.5 million in the year ended December 31, 1998, a net increase of $3.5 million or 77.8% of which $2.8 million was attributable to the acquisition of GRO, $865,000 was attributable to new railroad operations in Mexico and $202,000 was a decrease on existing railroad operations resulting from increased capital spending which reduced the need for certain purchased maintenance services.

     Depreciation and amortization expense was $9.6 million in the year ended December 31, 1999 compared to $7.2 million in the year ended December 31, 1998, an increase of $2.4 million or 32.6% of which $1.4 million was attributable to the acquisition of GRO, $671,000 was attributable to new railroad operations in Mexico and $280,000 was attributable to existing railroad operations as a result of increased capital spending in 1998 and 1999.

     Diesel fuel expense was $6.4 million in the year ended December 31, 1999 compared to $3.2 million in the year ended December 31, 1998, an increase of $3.2 million or 99.5% of which $1.5 million was attributable to the acquisition of GRO, $836,000 was attributable to new railroad operations in Mexico and $831,000 was attributable to existing railroad operations due primarily to increased fuel oil prices in 1999 and secondarily to increased fuel consumption resulting from an increase in carloads on existing operations.

     Casualties and insurance expense was $4.2 million in the year ended December 31, 1999 compared to $2.9 million in the year ended December 31, 1998, an increase of $1.3 million or 42.0% of which $498,000 was attributable to the acquisition of GRO, $223,000 was attributable to new railroad operations in Mexico and $514,000 was attributable to existing railroad operations due primarily to increases in derailment and insurance expense.

     Materials expense was $8.5 million in the year ended December 31, 1999 compared to $3.5 million in the year ended December 31, 1998, an increase of $5.0 million or 144.0% of which $984,000 was attributable to the acquisition of GRO, $1.2 million was attributable to new railroad operations in Mexico and $2.8 million was attributable to existing railroad operations due primarily to increased track and locomotive materials expense.

     Other expenses were $15.9 million in the year ended December 31, 1999 compared to $12.3 million in the year ended December 31, 1998, an increase of $3.6 million or 29.6% of which $1.5 million was attributable to the acquisition of GRO, $1.5 million was attributable to new railroad operations in Mexico and $629,000 was attributable to existing railroad operations primarily related to acquisition expenses which were $1.9 million in 1999 ($1.2 million of which was incurred in the first quarter of 1999) compared to $1.5 million in 1998, an increase of $404,000 or 27.9%.

Australian Railroad Operating Expenses

     The following table sets forth a comparison of the Company's Australian railroad operating expenses in the years ended December 31, 1999 and 1998:

                              Australian Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)


                                                                1999                                1998
                                                                ----                                ----
                                                                         Percent of                           Percent of
                                                                         Operating                            Operating
                                                      Dollars            Revenue           Dollars            Revenue
                                           ------------------------------------------------------------------------------
Labor and benefits                                    $ 5,443              12.6%           $ 5,263              11.3%
Equipment rents                                           367               0.9%               593               1.3%
Purchased services                                     12,116              28.1%            13,538              29.0%
Depreciation and amortization                           2,157               5.0%             1,842               3.9%
Diesel fuel                                             8,186              19.0%             8,895              19.0%
Casualties and insurance                                1,635               3.8%             1,415               3.0%
Materials                                               1,861               4.3%             1,734               3.7%
Other expenses                                          4,833              11.1%             4,627               9.9%
                                           ------------------------------------------------------------------------------

Total operating expenses                              $36,598              84.8%           $37,907              81.1%
                                           ==============================================================================


     Purchased services were $12.1 million in the year ended December 31, 1999 compared to $13.5 million in the year ended December 31, 1998, a decrease of $1.4 million or 10.5%. The decrease was primarily related to the non-renewal of a coal haulage contract which resulted in no contracted maintenance charges on the track used for the coal haulage, and the positive impact of capital work on ASR-owned tracks which reduced contract labor expense for maintenance.

     All other operating expenses were $24.5 million in the year ended December 31, 1999 compared to $24.4 million in the year ended December 31, 1998, a net increase of $113,000.

U. S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company's industrial switching operating expenses in the years ended December 31, 1999 and 1998:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)

                                                                 1999                                 1998
                                                                 ----                                 ----
                                                                             Percent of                       Percent of
                                                                             Operating                        Operating
                                                       Dollars               Revenue           Dollars        Revenue
                                           ------------------------------------------------------------------------------
Labor and benefits                                     $ 7,945                70.1%            $ 9,019          71.3%
Equipment rents                                            187                 1.6%                217           1.7%
Purchased services                                         476                 4.2%                291           2.3%
Depreciation and amortization                              768                 6.8%                798           6.3%
Diesel fuel                                                421                 3.7%                466           3.7%
Casualties and insurance                                   971                 8.6%              1,363          10.8%
Materials                                                  743                 6.6%                758           6.0%
Other expenses                                             (84)               -0.8%              1,533          12.1%
                                           ------------------------------------------------------------------------------

Total operating expenses                               $11,427               100.8%            $14,445         114.2%
                                           ==============================================================================


     Labor and benefits expense was $7.9 million in the year ended December 31, 1999 compared to $9.0 million in the year ended December 31, 1998, a decrease of $1.1 million or 11.9%, due primarily to the decision to exit unprofitable switching contracts.

     Other expense was a credit of $84,000 in the year ended December 31, 1999 compared to $1.5 million in the year ended December 31, 1998, a decrease of $1.6 million or 105.5%. The 1998 period was unusually high due to approximately $550,000 of legal fees for still-pending litigation.

Interest Expense

     Interest expense in the year ended December 31, 1999 was $8.5 million compared to $7.1 million in the year ended December 31, 1998, an increase of $1.4 million or 19.7% primarily related to the increase in debt used for acquisitions.

Other Income and Income Taxes

     The Company's other income consists primarily of interest income, gains and losses on assets sales, equity earnings and losses on unconsolidated affiliates, minority interest expense, and foreign currency. Other income in the year ended December 31, 1999 was $1.1 million compared to $6.6 million in the year ended December 31, 1998, a decrease of $5.5 million or 84.0%. The 1998 other income reflected $6.0 million of non-recurring insurance proceeds recorded in North American railroad operations.

     The Company's effective income tax rate in the years ended December 31, 1999 and 1998 was 14.5% and 40.3%, respectively. The 1999 rate was impacted by a $4.2 million benefit recorded in the third quarter of 1999 as a result of a favorable tax law change in Australia. Without this impact, 1999's effective income tax rate was 42.5%. The Company may realize additional benefits from this tax law change in future quarters.

Net Income and Earnings Per Share

     The Company's net income in the year ended December 31, 1999 was $12.5 million (including a $4.2 million income tax benefit described above and an extraordinary non-cash expense of $262,000 related to the early extinguishment of debt described in Note 8. to Consolidated Financial Statements) compared to net income of $11.4 million (including a $3.9 million after-tax effect of an insurance settlement described in Note 2. to Consolidated Financial Statements) in the year ended December 31, 1998, an increase of $1.1 million or 9.6%. The increase in net income is the net result of an increase in net income from Australian railroad operations of $3.6 million, a decrease in net income from North American railroad operations of $3.7 million, and a decrease in the net loss of industrial switching of $1.2 million.

     Basic and Diluted Earnings Per Share in the year ended December 31, 1999 were $2.79 and $2.76 respectively, on weighted average shares of 4.5 million compared to $2.20 and $2.19 respectively, on weighted average shares of 5.2 million in the year ended December 31, 1998. The change in weighted average shares outstanding primarily reflects the impact of a 1.0 million share buy-back program which started in August, 1998 and ended in April, 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Consolidated Operating Revenues

     Operating revenues were $147.4 million in 1998 compared to $103.6 million in 1997, an increase of $43.8 million or 42.3%. The increase was attributable to $39.3 million in revenues from the Australia operation, a $3.7 million increase in North America railroad revenues, and a $823,000 increase in U.S. industrial switching revenues.

     The following three sections provide information on railroad revenues in North America and Australia, and industrial switching revenues in the United States.

North America Railroad Operating Revenues

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

     The following table compares freight revenues, carloads and average freight revenues per carload for 1998 and 1997:

   North America Freight Revenues and Carloads Comparison by Commodity Group
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands,
                          except average per carload)

                                                                                                                   Average
                                                                                                                   Freight
                                                                                                                   Revenue
                                    Freight Revenues                     Carloads                                  Per Carload
                                    ----------------                     --------                                  -----------

                                      % of                  % of                 % of                  % of
Commodity Group             1998      Total       1997      Total      1998      Total       1997       Total     1998     1997
---------------             ----      -----       ----      -----      ----      -----       ----       -----     ----     ----
Coal, Coke & Ores         $19,245     29.1%     $21,452     31.7%     75,881     34.8%      82,269      37.4%     $254     $261
Pulp & Paper                8,295     12.6%       7,920     11.7%     21,318      9.7%      20,760       9.4%      389      382
Petroleum Products          7,135     10.8%       8,349     12.3%     15,992      7.3%      17,456       7.9%      446      478
Chemicals &
Plastics                    6,337      9.6%       5,761      8.5%     12,503      5.7%      10,496       4.8%      507      549
Lumber & Forest
Products                    6,098      9.2%       6,093      9.0%     20,802      9.5%      18,171       8.3%      293      335
Farm & Food Products        4,919      7.4%       3,865      5.7%     17,451      8.0%      13,390       6.1%      282      289
Metals                      4,879      7.4%       5,188      7.7%     17,862      8.2%      21,268       9.7%      273      244
Minerals & Stone            3,790      5.8%       3,346      4.9%     13,679      6.3%      12,657       5.8%      277      264
Autos & Auto Parts          1,945      2.9%       3,452      5.1%      3,895      1.8%       6,496       3.0%      499      531
Other                       3,438      5.2%       2,287      3.4%     18,922      8.7%      16,743       7.6%      182      137
                        ---------- --------- ----------- --------- ---------- --------- ----------- ----------

Total                     $66,081    100.0%     $67,713    100.0%    218,305    100.0%     219,706     100.0%      303      308
                        ========== ========= =========== ========= ========== ========= =========== ==========

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

     North America non-freight railroad revenues were $22.0 million in the year ended December 31, 1998 compared to $16.7 million in the year ended December 31, 1997, an increase of $5.3 million or 32.0%. The increase was primarily due to increases in car hire and rental income of $2.0 million, other income of $1.8 million and switching revenue of $1.5 million.

Australian Railroad Operating Revenues

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

     The following table outlines Australian freight revenues for the periods ended December 31, 1998 and 1997:

                    Australian Freight Revenues by Commodity
                     Year Ended December 31, 1998 and 1997
                                 (in thousands)

                                                                                                              Average
                                                                                                              Freight
                                                                                                              Revenue
                                    Freight Revenues                     Carloads                             Per Carload
                                    ----------------                     --------                             -----------

                                      % of                  % of               % of                  % of
Commodity Group             1998      Total       1997      Total      1998    Total       1997      Total   1998    1997
---------------             ----      -----       ----      -----      ----    -----       ----      -----   ----    ----
Hook and Pull
(Haulage)                $15,288      36.4%    $ 1,969     31.2%     40,817     22.3%      4,465     15.4%    $375   $441
Grain                     13,040      31.0%      2,377     37.7%     45,896     25.1%     10,201     35.3%     284    233
Coal                       7,514      17.9%        817     12.9%     47,286     25.9%      6,719     23.2%     159    122
Gypsum                     2,788       6.6%        463      7.3%     36,611     20.0%      5,494     19.0%      76     82
Marble                     1,949       4.6%        268      4.2%      8,294      4.5%      1,060      3.7%     235    253
Lime                       1,052       2.5%        203      3.2%      2,500      1.4%        225      0.7%     421    902
Other                        368       1.0%        215      3.5%      1,382      0.8%        772      2.7%     266    278
                       ---------- ---------- ---------- --------- ---------- --------- ---------- ---------

    Total                $41,999     100.0%    $ 6,312    100.0%    182,786    100.0%     28,936    100.0%     230    218
                       ========== ========== ========== ========= ========== ========= ========== =========


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

Consolidated Operating Expenses

     Operating expenses for all operations combined were $127.9 million in 1998 compared to $87.2 million in 1997, an increase of $40.7 million or 46.7%. Expense increases attributable to operations in Australia, which began in November, 1997, represented $31.2 million or 76.6% of the change, expense increases attributable to North America railroad operations represented $7.7 million or 19.0% of the change, and expense increases in U.S. industrial switching represented $1.8 million or 4.4% of the change.

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

     The following three sections provide information on railroad expenses in North America and Australia, and industrial switching expenses in the United States.

North America Railroad Operating Expenses

     The following table sets forth a comparison of the Company's North America railroad operating expenses in 1998 and 1997:



            The remainder of this page is intentionally left blank.

                             North America Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                                           1998                    1997
                                           ----                    ----

                                                Percent of              Percent of
                                                Operating               Operating
                                     Dollars    Revenue     Dollars     Revenue
                                     -------    -------     -------     -------
Labor and benefits                  $30,822       35.0%     $28,041       33.2%
Equipment rents                      11,060       12.6%       8,755       10.4%
Purchased services                    4,496        5.1%       3,872        4.6%
Depreciation and amortization         7,277        8.3%       6,092        7.2%
Diesel fuel                           3,187        3.6%       4,239        5.0%
Casualties and insurance              2,937        3.3%       4,280        5.1%
Materials                             3,485        4.0%       3,837        4.5%
Other                                12,285       13.9%       8,707       10.4%
                                     ------       ----        -----       ----

 Total                              $75,549       85.8%     $67,823       80.4%
                                    =======       ====      =======       ====

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

Australian Railroad Operating Expenses

    The following table sets forth a comparison of the Company's Australia railroad operating expenses in 1998 and 1997:

                              Australian Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                                          1998                 1997
                                          ----                 ----

                                                 Percent of          Percent of
                                                 Operating           Operating
                                     Dollars     Revenue  Dollars    Revenue
                                     -------     -------  -------    -------
Labor and benefits                  $ 5,263       11.3%   $  899       12.1%
Equipment rents                         593        1.3%       81        1.1%
Purchased services                   13,538       29.0%    2,298       30.9%
Depreciation and amortization         1,842        3.9%      246        3.3%
Diesel fuel                           8,895       19.0%    1,409       19.0%
Casualties and insurance              1,415        3.0%      347        4.7%
Materials                             1,734        3.7%      134        1.8%
Other                                 4,627        9.9%    1,312       17.6%
                                    -------       ----    ------       ----

 Total                              $37,907       81.1%   $6,726       90.5%
                                    =======       ====    ======       ====

    All Australia railroad operating expense increases are primarily attributable to a full year of operations in 1998 as compared to operations which began on November 8, 1997.

U. S. Industrial Switching Operating Expenses

    The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in 1998 and 1997:



            The remainder of this page is intentionally left blank.

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Years Ended December 31, 1998 and 1997
                             (dollars in thousands)

                                       1998                   1997
                                       ----                   ----

                                             Percent of              Percent of
                                             Operating               Operating
                                  Dollars    Revenue     Dollars     Revenue
                                  -------    -------     -------     -------
Labor and benefits                  $ 9,019       71.3%  $ 8,457       71.5%
Equipment rents                         217        1.7%      102        1.0%
Purchased services                      291        2.3%      241        2.0%
Depreciation and amortization           798        6.3%      661        5.6%
Diesel fuel                             466        3.7%      499        4.2%
Casualties and insurance              1,363       10.8%      927        7.8%
Materials                               758        6.0%      524        4.4%
Other                                 1,533       12.1%    1,240       10.5%
                                    -------      -----   -------      -----

 Total                              $14,445      114.2%  $12,651      107.0%
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

Interest Expense

    The Company's combined interest expense was $7.1 million in 1998 compared to $3.4 million in 1997, an increase of $3.7 million or 111.1%. Interest expense for North America railroad operations increased to $4.4 million in 1998 from $2.8 million in 1997, an increase of $1.6 million or 56.9%. This increase is primarily attributable to the partial financing of the acquisition in Australia (for which the Company used its Credit Facility but did not allocate the interest to Australia railroad operations), an investment in GRO which operates two railroads in Canada, and a new capital lease for equipment. Interest expense for Australia railroad operations increased to $2.3 million in 1998 from $320,000 in 1997, an increase of $2.0 million or 615.3%. This increase was primarily attributable to a full year of operations in 1998 as compared to operations which began on November 8, 1997. Interest expense for U.S. industrial switching operations increased to $376,000 in 1998 from $220,000 in 1997, an increase of $156,000 or 70.9%.

Other Income and Income Taxes

    The Company's other income in 1998 was $6.6 million compared to other income in 1997 of $345,000, an increase of $6.3 million or 1,826.1%. The increase was attributable to $6.0 million of insurance proceeds recorded in North America railroad operations.

    The Company's effective income tax rate was 40.3% and 40.5% in 1998 and 1997, respectively.

Net Income and Earnings Per Share

    The Company's net income in 1998 was $11.4 million compared to net income in 1997 of $8.0 million, an increase of $3.4 million or 42.9%. The increase was attributable to increases in net income from the Australia operation of $3.7 million and North America railroad operations of $548,000, which offset an increase in the net loss in U.S. industrial switching operations of $792,000.

     Basic and Diluted Earnings Per Share in the year ended December 31, 1998 were $2.20 and $2.19 respectively, on weighted average shares of 5.2 million compared to $1.52 and $1.47 respectively, on weighted average shares of 5.4 million in the year ended December 31, 1997.


Liquidity and Capital Resources

    During 1999, the Company generated cash from operations of $29.3 million, generated cash from asset sales of $10.3 million, received $10.9 million in state grant funds for track rehabilitation and construction, and had a net cash increase in debt of $17.5 million. During the year, the Company invested $14.8 million in equipment and rolling stock and $21.0 million in track improvements (including the $10.9 million in state grant funds described above) and buildings. These expenditures were apart from the Company's investments in Ferrocarriles Chiapas-Mayab in Mexico of $31.5 million and Latin American Rail, LLC in Chile of $1.3 million. The Company also received $57,000 of cash in the purchase of Rail-One Inc. in Canada less cash paid for its common stock. See
Note 3. to Consolidated Financial Statements. The Company repurchased 655,000 shares of its Class A Common Stock which are now held in the Company treasury at a cost of $6.4 million.

    During 1998, the Company generated cash from operations of $23.8 million, generated cash from asset sales of $2.6 million, received $3.2 million in state grant funds for track rehabilitation, and had a net cash reduction to debt of $2.1 million. During the year the Company invested $10.0 million in equipment and rolling stock and $6.9 million in track improvements (including the $3.2 million in state grant funds described above) and buildings. Additionally, the Company acquired $6.4 million in rolling stock in a non-cash exchange for similar assets. These expenditures were apart from the Company's additional investment of $3.1 million in cash and $4.7 million in other assets in GRO which operates two railroads in Canada. See Note 3. to Consolidated Financial Statements. The Company also repurchased 345,000 shares of its Class A Common Stock which are now held in the Company treasury at a cost of $4.6 million.

    During 1997, the Company generated cash from operations of $6.3 million, generated cash from asset sales of $581,000, received $2.9 million in state grant funds for track rehabilitation, and had net new borrowings of $45.2 million. During the year the Company invested $16.3 million, including capital leases of $11.8 million, in equipment and rolling stock, and $9.4 million in track improvements (including the $2.9 million in state grant funds described above) and buildings. These expenditures were apart from the Company's investment in the Australia acquisition and its investment in GRO which operates two railroads in Canada (see Note 3. to Consolidated Financial Statements).

    On August 17, 1999, the Company amended and restated its primary credit facilities agreement to provide for an increase from $65.0 million to $150.0 million. The agreement provides for $88 million in revolving credit facilities (with a sub limit of $15 million in Australian dollar equivalents to be allocated to the Australian subsidiaries) and $62.0 million in term loan facilities consisting of a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The term loans are due in quarterly installments and mature, along with the revolving credit facilities, on August 17, 2004. The credit facilities accrue interest at various rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.375% and 0.500% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending on the country in which the sales occur. The credit facilities are secured by essentially all the assets of the Company and its subsidiaries. The credit facilities agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1999. Borrowings under the Canadian portion of the amended agreement were used to refinance certain GRO debt. In conjunction with that refinancing, the Company recorded a non-cash after tax extraordinary charge of $262,000 related to the unamortized deferred financing costs of the retired debt.

    On December 7, 1999, the Company completed the sale of 483 freight cars to a financial institution for a net sale price of $8,630,000. The proceeds were used to reduce borrowings under the Company's revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institution to lease these 483 freight cars and an additional 100 centerbeam flat cars for a period of at least eight years including automatic renewals.
The sale/leaseback transaction resulted in a deferred gain of $612,000, which will be amortized over the term of the lease as a non-cash offset to rent expense. These leases also include an option to purchase all of the cars, subject to certain conditions. If certain conditions related to the return of the cars are met, the Company could be required to pay a fee.

    At December 31, 1999 the Company had long-term debt, including current portion, totaling $108.4 million, which comprised 57.0% of its total capitalization. This compares to long-term debt, including current portion, of $65.7 million at December 31, 1998, comprising 46.8% of total capitalization. The increase primarily relates to borrowings to fund acquisitions in 1999.

    At December 31, 1999 approximately $36.9 million of the Company's debt was U.S. denominated foreign debt related to the Company's Mexican acquisition (see
Note 3. to Consolidated Financial Statements) which is subject to debt valuation adjustments resulting from currency exchange rate changes. The Company recorded approximately $191,000 of non-cash expense related to valuation adjustments on this debt in the Other Income, net section of its 1999 income statement.

    The Company's railroads have entered into a number of rehabilitation or construction grants with state and federal agencies. The grant funds are used as a supplement to the Company's normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. The Company believes that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. While the Company has benefited from these grant funds in recent years including 1999 and 1998, there can be no assurance that the funds will continue to be available.

    The Company has budgeted approximately $38.7 million in capital expenditures in 2000, primarily for track rehabilitation, of which $7.7 million is expected to be used in Australia. Of the $38.7 million in capital expenditures, $12.8 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company's railroads.

    In connection with the Company's purchase of selected assets in Australia (see Note 3. to Consolidated Financial Statements), the Company has committed to the Commonwealth of Australia to spend approximately $34.1 million (AU $52.3 million) to rehabilitate track structures and equipment by December 31, 2002. The Commonwealth Government may require the payment of any shortfall between the actual expenditures incurred and the contracted commitment from the date of acquisition to December 31, 2002. This commitment may be renegotiated if there is a significant change in operating conditions outside the control of the Company. As of December 31, 1999, $18.1 million (AU $27.6 million) of this commitment had been met.

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

Year 2000 Compliance

    The Company encountered no significant problems in the transition to the year 2000.



            The remainder of this page is intentionally left blank.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under its credit facilities which have variable interest rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDA ratio, as defined in the credit facilities agreement. The Company is also exposed to the impact of foreign currency exchange rate risk as it relates to debt valuation adjustments resulting from currency exchange rate changes on certain U.S. denominated foreign debt. At December 31, 1999, approximately $36.9 million of the Company's debt was U.S. denominated foreign debt related to the Company's Mexican acquisition (see Note
3. to Consolidated Financial Statements) which is subject to debt valuation adjustments resulting from currency exchange rate changes. The Company estimates that the fair value of these debt instruments approximated their market values and carrying values at December 31, 1999. The Company invests excess cash in overnight money market accounts.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2000 under "Election of Directors" and "Executive Officers", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2000 under "Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2000 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2000 under "Related Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.



            The remainder of this page is intentionally left blank.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

        Financial Statements:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Income for the Years ended
        December 31, 1999, 1998 and 1997

        Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

        Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997

        Notes to Consolidated Financial Statements

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

                                        GENESEE & WYOMING INC.
                                        By: /s/ Mortimer B. Fuller, III
                                            ---------------------------
                                            Mortimer B. Fuller, III
                                            Chairman of the Board
                                            and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.



Date                       Title                    Signature

March 29, 2000    Chief Executive Officer  /s/ Mortimer B. Fuller, III
                  and Director                 -----------------------
                                               Mortimer B. Fuller, III

March 29, 2000    Chief Financial Officer      /s/ John C. Hellmann
                                               ----------------------
                                               John C. Hellmann

March 29, 2000    Senior Vice President        /s/ Alan R. Harris
                  and Chief Accounting         ------------------
                  Officer                      Alan R. Harris

March 29, 2000    Director                     /s/ James M. Fuller
                                               -----------------------
                                               James M. Fuller

March 29, 2000    Director                     /s/ Louis S. Fuller
                                               -----------------------
                                               Louis S. Fuller

March 29, 2000    Director                     /s/ Robert M. Melzer
                                               -----------------------
                                               Robert M. Melzer

March 29, 2000    Director                     /s/ John M. Randolph
                                               -----------------------
                                               John M. Randolph

March 29, 2000    Director                     /s/ Philip J. Ringo
                                               -----------------------
                                               Philip J. Ringo

March 29, 2000    Director                     /s/ M. Douglas Young
                                               -----------------------
                                               M. Douglas Young

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

     (f) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)7

     (g) Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the banks named therein (Exhibit 4.1)9

(9)  Voting Trust Agreement

     Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

(10) Material Contracts

     The Exhibits referenced under (4)(d) through (4)(g) hereof are incorporated herein by reference.

     (a)  Form of Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)2

     (b) Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)2

     (c) Form of Compensation agreement between the Registrant and each of its executive officers (Exhibit 10.3)1

     (d) Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.4)2

     (e) Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union (Exhibit 10.65)1

     (f) Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)4

     (g) Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)5

     (h) Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty. Ltd., the Lessee, dated 7 November 1997 (Exhibit 10.2)5

     (i) Amendment No. 2. To the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)6

     (j) Amendment No. 1. To the Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.2)6

     (k) Promissory Note dated May 20, 1998 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)7

     (l) Assignment Letter between Charles W. Chabot and the Registrant, effective November 1, 1998 (Exhibit 10.2)7

     (m) Amendment No. 1 to Promissory Note dated May 28, 1999 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)8

     (n) Genesee & Wyoming Deferred Stock Plan for Non-Employee Directors is incorporated herein by reference to the Registrant's 1999 Definitive Proxy Statement, which was filed in electronic format on April 19, 1999 as Annex A to the Proxy Statement.

     (o) Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico (Exhibit 10.1)9

*(11.1) Statement re computation of per share earnings

 (12)   Statements re computation of ratios

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

*(21.1) Subsidiaries of the Registrant

 (22) Published report regarding matters submitted to vote of security holders

        Not applicable.

*(23.1) Consent of Arthur Andersen LLP

 (24)   Power of attorney

        Not applicable.

*(27.1) Financial Data Schedule for Year Ended December 31, 1999

 (99)   Additional Exhibits

        Not applicable.

----------------------------

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

     8Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended June 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     9Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Genesee & Wyoming Inc. and Subsidiaries:

     Report of Independent Public Accountants.............................F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998.........F-3

     Consolidated Statements of Income for the Years Ended
      December 31, 1999, 1998 and 1997....................................F-4

     Consolidated Statements of Stockholders' Equity and Comprehensive
      Income for the Years Ended December 31, 1999, 1998 and 1997.........F-5

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997....................................F-6

     Notes to Consolidated Financial Statements...........................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



     ARTHUR ANDERSEN LLP

Chicago, Illinois
February 10, 2000



                                             GENESEE & WYOMING INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                               (in thousands, except share amounts)
                                                                                                            December 31,
ASSETS                                                                                                  1999            1998
                                                                                                   --------------------------------
CURRENTS ASSETS:
    Cash and cash equivalents                                                                              $ 7,791        $ 14,396
    Accounts receivable, net                                                                                47,870          31,723
    Materials and supplies                                                                                   6,141           3,502
    Prepaid expenses and other                                                                               7,689           2,914
    Deferred income tax assets, net                                                                          3,087           2,315
                                                                                                   --------------------------------
Total current assets                                                                                        72,578          54,850
                                                                                                   --------------------------------
PROPERTY AND EQUIPMENT, net                                                                                185,970         125,562
                                                                                                   --------------------------------
SERVICE ASSURANCE AGREEMENT, net                                                                            12,065          12,814
                                                                                                   --------------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                                      1,576          13,215
                                                                                                   --------------------------------
OTHER ASSETS, net                                                                                           29,751          10,319
                                                                                                   --------------------------------
Total assets                                                                                             $ 301,940       $ 216,760
                                                                                                   ================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                                                     $ 15,146         $ 2,591
    Accounts payable                                                                                        52,501          28,814
    Accrued expenses                                                                                         9,738          11,338
                                                                                                   --------------------------------
Total current liabilities                                                                                   77,385          42,743
                                                                                                   --------------------------------
LONG-TERM DEBT, less current portion                                                                        93,230          63,099
                                                                                                   --------------------------------
OTHER LIABILITIES                                                                                            4,231           2,803
                                                                                                   --------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                                        13,145          12,006
                                                                                                   --------------------------------
DEFERRED ITEMS--grants from governmental agencies                                                           27,427          17,607
                                                                                                   --------------------------------
DEFERRED GAIN--sale/leaseback                                                                                4,109           3,965
                                                                                                   --------------------------------
MINORITY INTEREST                                                                                              584               -
                                                                                                   --------------------------------
STOCKHOLDERS' EQUITY:
 Class A Common Stock, $0.01 par value, one vote per share; 12,000,000 shares authorized; 4,453,368 and 4,450,276 issued and
  outstanding on December 31, 1999 and December 31, 1998, respectively                                          45              45
 Class B Common Stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,447 and 845,539  issued and outstanding
  on December 31, 1999 and December 31, 1998, respectively                                                       8               8
 Additional paid-in capital                                                                                 47,072          46,730
 Retained earnings                                                                                          47,023          34,490
 Currenct translation adjustment                                                                            (1,316)         (2,107)
 Less treasury stock, at cost, 1,000,000 and 345,000 Class A shares
  on December 31, 1999 and December 31, 1998, respectively                                                 (11,003)         (4,629)
                                                                                                   --------------------------------
Total stockholders' equity                                                                                  81,829          74,537
                                                                                                   --------------------------------
Total liabilities and stockholders' equity                                                               $ 301,940       $ 216,760
                                                                                                   ================================


                             The accompanying notes are an integral part of these consolidated financial statements.


                                                  GENESEE & WYOMING INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                                 (in thousands, except per share amounts)


                                                                                       Years Ended December 31,
                                                                                1999             1998             1997
                                                                          ---------------------------------------------------

OPERATING REVENUES                                                               $ 175,586        $ 147,472        $ 103,643
                                                                          ---------------------------------------------------

OPERATING EXPENSES:
    Transportation                                                                  55,811           46,784           31,690
    Maintenance of ways and structures                                              21,096           17,306           10,483
    Maintenance of equipment                                                        34,597           27,968           17,537
    General and administrative                                                      29,140           25,929           20,491
    Depreciation and amortization                                                   12,574            9,917            6,999
                                                                          ---------------------------------------------------

Total operating expenses                                                           153,218          127,904           87,200
                                                                          ---------------------------------------------------

INCOME FROM OPERATIONS                                                              22,368           19,568           16,443

Interest expense                                                                    (8,462)          (7,071)          (3,349)
Other income, net                                                                    1,064            6,645              345
                                                                          ---------------------------------------------------

                                                                          ---------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 EXTRAORDINARY ITEM                                                                 14,970           19,142           13,439

Provision for income tax                                                             2,175            7,708            5,441
                                                                          ---------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                    12,795           11,434            7,998
Extraordinary item from early extinguishment of
  debt, net of related income tax benefit of $162                                     (262)               -                -
                                                                          ---------------------------------------------------

NET INCOME                                                                        $ 12,533         $ 11,434          $ 7,998
                                                                          ===================================================

BASIC EARNINGS PER SHARE:
  Income before extraordinary item                                                  $ 2.85           $ 2.20           $ 1.52
  Extraordinary item                                                                 (0.06)               -                -
                                                                          ---------------------------------------------------

  Earnings per common share                                                         $ 2.79           $ 2.20           $ 1.52
                                                                          ===================================================

  Weighted average shares                                                            4,491            5,187            5,250
                                                                          ===================================================

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item                                                  $ 2.82           $ 2.19           $ 1.47
  Extraordinary item                                                                 (0.06)               -                -
                                                                          ---------------------------------------------------

  Earnings per common share                                                         $ 2.76           $ 2.19           $ 1.47
                                                                          ===================================================

  Weighted average shares and equivalents                                            4,540            5,229            5,447
                                                                          ===================================================

                             The accompanying notes are an integral part of these consolidated financial statements.




                                       GENESEE & WYOMING INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               AND COMPREHENSIVE INCOME
                                                (dollars in thousands)


                                    Class A   Class B   Additional                    Currency              Total
                                    Common    Common    Paid-in             Retained  Translation Treasury  Stockholders'
                                    Stock     Stock     Capital   Warrants  Earnings  Adjustment  Stock     Equity
                                    -----------------------------------------------------------------------------------
BALANCE, December 31, 1996               $ 44       $ 8  $ 46,102     $ 471  $ 15,058           -         -   $ 61,683

Comprehensive income                        -         -         -         -     7,998    $ (1,441)        -      6,557
Proceeds from employee
  stock purchases                           -         -       103         -         -           -         -        103
                                    -----------------------------------------------------------------------------------

BALANCE, December 31, 1997                 44         8    46,205       471    23,056      (1,441)        -     68,343
                                                                                                          -
Comprehensive income                        -         -         -         -    11,434        (666)        -     10,768
Proceeds from employee                                                                                    -
  stock purchases                           1         -        54         -         -           -         -         55
Warrants exercised, 42,000 shares           -         -       471      (471)        -           -         -          -
Treasury stock acquisitions,
   345,000 shares                           -         -         -         -         -           -  $ (4,629)    (4,629)
                                    -----------------------------------------------------------------------------------

BALANCE, December 31, 1998                 45         8    46,730         -    34,490      (2,107)   (4,629)    74,537
                                                                          -
Comprehensive income                        -         -         -         -    12,533         791         -     13,324
Proceeds from employee                      -         -                   -
  stock purchases                           -         -        61         -         -           -         -         61
Shares issued for investment
   in unconsolidated affiliate              -         -       281         -         -           -         -        281
Treasury stock acquisitions,
   655,000 shares                           -         -         -         -         -           -    (6,374)    (6,374)
                                    -----------------------------------------------------------------------------------

BALANCE, December 31, 1999               $ 45       $ 8  $ 47,072       $ -  $ 47,023    $ (1,316)$ (11,003)  $ 81,829
                                    ===================================================================================



                         The accompanying notes are an integral part of these consolidated financial statements.




                                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                 Year Ended December 31,
                                                                             1999          1998         1997
                                                                             ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $ 12,533     $ 11,434       $ 7,998
      Adjustments to reconcile net income to net cash provided
         by operating activities-
         Depreciation and amortization                                          12,574        9,917         6,999
         Deferred income taxes                                                    (974)       4,985         2,863
         Gain on disposition of property and equipment                            (652)        (410)          (13)
         Extraordinary item, net of tax                                            262            -             -
         Equity losses of unconsolidated affiliates                                657          457             -
         Minority interest expense                                                  50            -             -
         Valuation adjustment of U. S. dollar denominated foreign debt             191            -             -
         Changes in assets and liabilities, net of balances
           assumed through acquisitions-
            Accounts receivable                                                (10,250)      (3,575)       (9,848)
            Materials and supplies                                                (872)       1,188           477
            Prepaid expenses and other                                            (985)         150        (1,362)
            Accounts payable and accrued expenses                               15,641        1,710        (2,015)
            Other assets and liabilities, net                                    1,120       (2,052)        1,210
                                                                         -----------------------------------------
      Net cash provided by operating activities                                 29,295       23,804         6,309
                                                                         -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                       (35,767)     (16,901)      (13,891)
      Cash investments in affiliates                                            (1,018)      (3,084)       (9,412)
      Cash received in purchase of Rail-One Inc. less cash paid
         for common stock                                                           57            -             -
      Purchase of business assets by Ferrocarriles de Chiapas-Mayab            (31,527)           -             -
      Purchase of business assets of Australian National Railway                     -            -       (33,079)
      Proceeds from disposition of property and equipment                       10,327        2,597           581
                                                                         -----------------------------------------
      Net cash used in investing activities                                    (57,928)     (17,388)      (55,801)
                                                                         -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term borrowings, including capital leases     (89,954)     (22,852)      (24,982)
      Proceeds from issuance of long-term debt                                 107,477       20,800        70,885
      Payment of debt issuance costs                                            (1,475)           -          (739)
      Proceeds from governement grants                                          10,869        3,208         2,903
      Proceeds from issuance of employee stock purchase                             61           55           103
      Purchase of treasury stock                                                (6,374)      (4,629)            -
                                                                         -----------------------------------------
      Net cash provided by (used in) by financing activities                    20,604       (3,418)       48,170
                                                                         -----------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     1,424          (36)       (1,365)
                                                                         -----------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (6,605)       2,962        (2,687)
CASH AND CASH EQUIVALENTS, beginning of year                                    14,396       11,434        14,121
                                                                         -----------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                         $ 7,791     $ 14,396      $ 11,434
                                                                         =========================================
CASH PAID DURING YEAR FOR:
      Interest                                                                 $ 8,090      $ 7,092       $ 2,474
      Incomes taxes                                                              3,774        1,042         5,056
                                                                         =========================================
SUPPLEMENTAL NON-CASH INVESTING ACTIVITIES:
      Acquisition of controlling interest of GRO:
         Receivables forgiven                                                 $ 11,742          $ -           $ -
         Liabilities assumed                                                    29,176            -             -
         Assets acquired                                                       (40,861)           -             -
      Shares issued for investment in unconsolidated affiliate                     281            -             -
      Capital lease obligation                                                       -       (5,261)       11,761
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

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                    ---------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1.  BUSINESS AND CUSTOMERS:
    -----------------------

Genesee & Wyoming Inc. and Subsidiaries (the "Company") operates twenty-one short line and regional railroads through its various subsidiaries of which seventeen are located in the United States, one is located in Australia, one is located in Mexico, and two are located in Canada. Railroad operations in Australia commenced in November, 1997 while separate operations in Mexico commenced in July, 1998 and September, 1999. The Company began consolidating the results of the two railroads in Canada in April, 1999, after increasing its ownership in the Canadian company which owns and operates the two railroads to 95%. The Company previously had an unconsolidated 47.5 percent equity interest in this Canadian company. The Company, through its leasing subsidiary, also buys, sells, leases and manages railroad transportation equipment in the United States and Canada. The Company, through its industrial switching subsidiary, also provides freight car switching and related services to industrial companies in the United States with extensive railroad facilities within their complexes.

A large portion of the Company's operating revenue is attributable to customers operating in the electric utility, paper, petroleum products, metals and chemical industries in North America, and the farm and food products and transportation (hook and pull) industries in Australia. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers, which is a group that changes annually, accounted for approximately 36%, 42% and 37% of the Company's revenues in 1999, 1998 and 1997, respectively. One customer in the electric utility industry accounted for approximately 10%, 9% and 15% of the Company's revenue in 1999, 1998 and 1997, respectively (see Note 13.). The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. Although the Company's accounts receivable include a diverse number of customers and railroads, the collection of these receivables is substantially dependent upon the electric utility, paper, petroleum products, metals, chemical, farm and food and transportation industries, and the railroad sector of the economy in general.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The Company's investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition
-------------------

Railroad revenues are estimated and recognized as shipments initially move onto the Company's tracks, which, due to the relatively short length of haul, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.

Cash Equivalents
----------------

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Materials and Supplies
----------------------

Materials and supplies consist of purchased items for improvement and maintenance of road property and equipment, and are stated at the lower of average cost or market.

Property and Equipment
----------------------

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to other income upon disposition. Depreciation is provided on the straight-line method over the useful lives of the road property (20-50 years) and equipment (3-20 years).

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not an impairment has occurred. If an impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceed the fair value of those assets as determined by valuation techniques available in the circumstances.

Service Assurance Agreement
---------------------------

The service assurance agreement represents a commitment from one of the most significant customers of the Company, to one of the subsidiary railroads (see
Note 13.), which grants the Company the exclusive right to serve indefinitely three of the customer's then-current facilities. The service assurance agreement is amortized on a straight-line basis over the same period as the related track structure, which is 20 years, and accumulated amortization was $2.8 million and $2.1 million as of December 31, 1999 and 1998, respectively.

Earnings per Share
------------------

Unexercised stock options and warrants, calculated under the treasury stock method, are the only reconciling items between the Company's basic and diluted weighted average shares outstanding. The number of options and warrants used to calculate diluted earnings per share are 204,750, 412,820 and 409,822 for 1999, 1998 and 1997, respectively. Options to purchase 637,500, 280,400 and 39,000 shares of stock were outstanding as of December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

Insurance Recoveries
--------------------

The Company receives insurance proceeds in the normal course of business for recoveries related to derailment damages and employee and third party claims. These proceeds are accounted for as a reduction of operating expenses. Insurance proceeds related to other matters are recorded in other income including proceeds of $6.0 million in 1998.

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

Foreign Currency Translation
----------------------------

The financial statements of the Company's foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for balance sheet items and a weighted-average rate for the year for the statement of income items. Translation adjustments are reflected as currency translation adjustments in Stockholders' Equity and accordingly only affect comprehensive income. Translation adjustments for transactions denominated in foreign currencies and for U. S. dollar denominated foreign debt are netted with other income and were losses of $191,000, $331,000 and $114,000 in 1999, 1998 and 1997, respectively.

Management Estimates
--------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the 1999 presentation.

3.  EXPANSION OF OPERATIONS:
    ------------------------

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V.
-----------------------------------------------------

In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. ("FCCM"), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by mid-2000, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction, and $1.0 million in goodwill. The remaining purchase price ($5.3 million) was allocated to the 30-year operating license. As the track improvements are made, the related costs will be reclassified into the property accounts as leasehold improvements and amortized over the improvements' estimated useful life of 20 years. Pursuant to the acquisition, employee termination payments of $1.0 million were made to former state employees and approximately 55 employees whom the Company retained upon acquisition but terminated as part of its plan to reduce operating costs after September 30, 1999. All payments were made during the fourth quarter of 1999 and are considered a cost of the acquisition. Accordingly, the payments represent costs in excess of fair market value and are being amortized over 20 years.

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

Genesee Rail-One Inc.
---------------------

On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. ("Rail-One") which has a 47.5% ownership interest in Genesee Rail-One Inc. ("GRO"), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, will pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. The transaction is accounted for as a purchase and resulted in $2.8 million of goodwill which is being amortized over 15 years.
The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable.
Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method and recorded losses of $618,000, $645,000 and $60,000 in 1999, 1998 and 1997, respectively, in other income, net.

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

Latin American Rail LLC
-----------------------

On September 30, 1999, the Company closed on an agreement to acquire a 47.5% ownership interest in Latin American Rail LLC in Chile for approximately $1.0 million in cash and 25,532 shares of the Company's stock valued at approximately $281,000. Latin American Rail LLC owns 100% of Latin American Rail Investors, S.A. which in turn owns 4.0% of CB Transportes S.A., a company that has investments in several railroads in South America. The Company is accounting for this investment under the equity method of accounting for investments.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    --------------------------------

Activity in the Company's allowance for doubtful accounts was as follows (amounts in thousands):

                                                     1999      1998     1997
                                                     ----      ----     ----
Allowance for doubtful receivables:
  Balance beginning of year                      $    250   $   167   $ 171
  Provisions                                          628       136     110
  Charges                                            (836)      (53)   (114)
  Established in acquisitions                       1,222       -0-     -0-
                                                 --------   -------   -----

   Balance end of year                           $  1,264   $   250   $ 167
                                                 ========   =======   =====

5.  PROPERTY AND EQUIPMENT:
    -----------------------

 Major classifications of property and equipment are as follows (amounts in thousands):

                                                            1999      1998


  Road properties                                         $117,786  $ 92,638
  Equipment and other                                      108,016    61,420
                                                          --------   -------
                                                           225,802   154,058
  Less- Accumulated depreciation and amortization           39,832    28,496
                                                          --------   -------
                                                          $185,970  $125,562
                                                          ========  ========


6.  OTHER ASSETS:
    -------------

Major classifications of other assets are as follows (amounts in thousands):


                                                             1999     1998
                                                             ----     ----

  Goodwill                                                $  7,763   $ 4,238
  Chiapas-Mayab Operating License                            5,213       ---
  Chiapas-Mayab Special Escrow Deposit - Track Project       9,668       ---
  Deferred financing costs                                   3,932     2,456
  Assets held for sale or future use                         1,867     2,239
  Other                                                      4,364     3,615
                                                          --------   -------
                                                            32,807    12,548
  Less- Accumulated amortization                             3,056     2,229
                                                          --------   -------
                                                          $ 29,751  $ 10,319
                                                           =======  ========

Goodwill is being amortized on a straight-line basis over lives of 15-20 years. The Chiapas-Mayab Operating License (see Note 3.) is being amortized over 30 years. The Chiapas-Mayab Special Escrow Deposit - Track Project (see Note 3.) is not currently being amortized. Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from the amortization computed using the effective-interest method. Assets held for sale or future use primarily represent railroad track and related structures of a segment of track that has been inactive since 1996 as a result of the closure of that segment's primary customer's facility. A similar facility is currently under construction by another customer on that same segment of track and it is expected that these assets will be put back into service when the customer's new facility is put in service.

7. LEASES:
   -------

Lessor
------

As of December 31, 1999, the Company had no significant operating leases as lessor.

During 1999, the Company sold 166 railroad freight cars, which were previously leased to third-parties. The proceeds of the sale were used to acquire railroad rolling stock which had previously been utilized under terms of a capital lease.

During 1998, the Company sold, through several transactions, approximately 530 railroad freight cars which had previously accounted for a significant portion of the Company's minimum future rentals receivable on noncancelable operating leases. The proceeds of the sales were used to acquire railroad rolling stock which had previously been utilized under terms of a capital lease.

Lessee
------

The Company has entered into several leases for rolling stock, locomotives and other equipment. Operating lease expense for the years ended December 31, 1999, 1998 and 1997 was approximately $9.1 million, $6.3 million and $2.0 million, respectively.

On December 7, 1999, the Company completed the sale of 483 of its freight cars to a financial institution for a net sale price of $8,630,000. The proceeds were used to reduce borrowings under the Company's revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institution to lease these 483 freight cars and an additional 100 centerbeam flat cars for a period of at least 8 years including automatic renewals. The sale/leaseback transaction resulted in a deferred gain of $612,000, which will be amortized over the term of the lease as a non-cash offset to rent expense. These leases also include an option to purchase all of the cars, subject to certain conditions. If certain conditions related to the return of the cars are met, the Company could be required to pay a fee.

In December 1997, the Company entered into an agreement with a bank to lease 911 boxcars for a period of at least five years including automatic renewals. The lease also includes an option to purchase all of the cars, subject to certain conditions, at the end of the lease term. If certain conditions related to the return of the cars are met, the Company could be required to pay a fee equal to one year of lease payments.



            The remainder of this page is intentionally left blank.

The following is a summary of future minimum payments under noncancelable leases (amounts in thousands):

            2000--------------------------------$ 6,664
            2001--------------------------------  2,856
            2002--------------------------------  2,133
            2003--------------------------------  1,532
            2004--------------------------------  1,374
            Thereafter--------------------------  2,409
                                                 ------

            Total minimum payments--------------$16,968
                                                =======

The Company is party to two lease agreements with Class I carriers to operate 238 miles of track in Oregon. Under the leases, no payments to the lessor are required as long as certain operating conditions are met. The leases are subject to an initial 20 year term and shall be renewed for successive ten year renewal terms, unless either party elects not to renew the leases. If the lessor terminates the leases for any reason, the lessor must reimburse the Company for its depreciated basis in the property. The Company has assumed all operating and financial responsibilities including maintenance and regulatory compliance under these lease arrangements. Through December 31, 1999, no payments were required under either lease arrangement.

8. LONG-TERM DEBT:
   ---------------

Long-term debt consists of the following (amounts in thousands):

                                                               1999     1998
                                                             --------  -------
Credit facilities with variable interest rates (weighted
 average of 8.4% and 7.0% at December 31, 1999 and 1998,
 respectively), net of unamortized discount of $101
 and $195 at December 31, 1999 and 1998, respectively.       $ 97,395  $ 33,604

Promissory note payable with interest at 8%.                    8,922     8,922

Capital lease obligations with variable interest at LIBOR
 plus 1.5%.  Balance paid in February, 1999.                      ---     6,500

Variable rate loan with balance paid in August, 1999.             ---    14,088

Other debt with interest rates up to 8% and maturing at
 various dates between 2000 and 2006.                           2,059     2,576
                                                             --------  --------
                                                              108,376    65,690
Less- Current portion                                          15,146     2,591
                                                             --------  --------
Long-term debt, less current portion                         $ 93,230  $ 63,099
                                                             ========  ========

Credit Facilities
-----------------

On August 17, 1999, the Company amended and restated its primary credit facilities agreement to provide for an increase from $65.0 million to $150.0 million. The agreement provides for $88 million in revolving credit facilities (with a sub limit of $15 million in Australian dollar equivalents to be allocated to the Australian subsidiaries) and $62.0 million in term loan facilities consisting of a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The term loans are due in quarterly installments and mature, along with the revolving credit facilities, on

August 17, 2004. The credit facilities accrue interest at various rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDA ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.375% and 0.500% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDA ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending on the country in which the sales occur. The credit facilities are secured by essentially all the assets of the Company and its subsidiaries. The credit facilities agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 1999. Borrowings under the Canadian portion of the amended agreement were used to refinance certain GRO debt. In conjunction with that refinancing, the Company recorded a non-cash after tax extraordinary charge of $262,000 related to the unamortized deferred financing costs of the retired debt.

Promissory Note
---------------

The promissory note payable provides for annual principal payments of $1,187,000 provided a certain subsidiary of the Company meets certain levels of revenue and cash flow. In accordance with these provisions, the Company was not required to make any principal payments in 1999 or 1998. The terms of the agreement call for payment of all outstanding principal in 2000.

Capital Lease Obligation
------------------------

In March, 1997, the Company entered into a master lease agreement with a leasing company. The lease provided for the inclusion of up to $13.0 million in railroad rolling stock. During 1998, the Company reduced its lease obligation through the purchase of $5.3 million of rolling stock assets held under the master lease agreement. The remaining assets held under the master lease agreement were purchased in February, 1999.

Variable Rate Loan
--------------------

In November, 1997, the Company entered into a variable rate loan denominated in Australian currency which called for semi-annual payments commencing on June 30, 1999, with the final installment due in November, 2002. There was a fixed interest rate swap over 50% of the loan balance, effectively fixing the interest rate at 6.24% for 50% of the loan for the life of the loan. The loan was secured by a first ranking fixed and floating charge over all the present and future assets of the Australia Southern Railroad Pty. Ltd. and SA Rail Pty. Ltd. and control over all indebtedness of the Australia Southern Railroad Pty. Ltd. to Genesee & Wyoming Australia Pty. Ltd. This loan was repaid in August 1999 with proceeds from the amended credit facilities.



            The remainder of this page is intentionally left blank.

Schedule of Future Payments
---------------------------

The following is a summary of the maturities of long-term debt as of December 31, 1999 (amounts in thousands):

    2000.............................................$15,146
    2001.............................................  7,921
    2002.............................................  9,920
    2003............................................. 11,928
    2004............................................. 22,200
    Thereafter....................................... 41,261
                                                      ------

                                                    $108,376
                                                     =======

9. INTEREST RATE RISK MANAGEMENT:
   ------------------------------

The Company uses derivative financial instruments, specifically interest rate caps and interest rate swaps, to manage its variable interest rate risk on long-term debt.

Interest Rate Swap - In December 1999, the Company entered into a two-year interest rate swap agreement with a financial institution effectively fixing its interest rate by exchanging its variable interest rate on long-term debt for a fixed interest rate. The fixed rate is reset quarterly through December 31, 2001, beginning at 6.120% through March 31, 2000 and escalating to 6.875% by December 31, 2001. The notional amount under this agreement is $18.0 million. Management estimates the carrying value of this interest rate swap to approximate fair value.

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



            The remainder of this page is intentionally left blank.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
    -----------------------------------------------

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

The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (dollars in thousands):

                                                                Other
                                                                Retirement
                                             Pension            Benefits
                                               1999     1998       1999      1998
                                               ----     ----       ----      ----
Change in benefit obligation:
Benefit obligation at beginning of year       $1,098   $  774     $  544   $  492
Service cost                                     179      149          2       --
Interest cost                                     76       58         36       34
Actuarial (gain) loss                            (85)     117        169       61
Benefits paid                                     (1)      --        (45)     (43)
                                              ------   ------     ------   ------
Benefit obligation at end of year             $1,267   $1,098     $  706   $  544
                                              ------   ------     ------   ------
Change in plan assets:
Fair value of assets at beginning of year     $  443   $  362         --       --
Actual return on plan assets                      21       81         --       --
Employer contribution                            557       --     $   45   $   43
Benefits paid                                     (1)      --        (45)     (43)
                                              ------   ------     ------   ------
Fair value of assets at end of year           $1,020   $  443         --       --
                                              ------   ------     ------   ------
Reconciliation of Funded Status:
Funded status                                  ($247)   ($655)     ($706)   ($544)
Unrecognized net actuarial (gain) loss           (45)      24         54     (123)
Unrecognized prior service cost                  227      250         --       --
                                              ------   ------     ------   ------
Accrued benefit obligation                      ($65)   ($381)     ($652)   ($667)
                                              ------   ------     ------   ------
Weighted-average assumptions as of
 December 31, 1999 and September 30,
 1998, respectively:
Discount rate                                    7.5%     7.0%      7.75%     7.0%
Expected return on plan assets                   8.5%     8.5%       N/A      N/A
Rate of compensation increase                    4.5%     5.0%       N/A      N/A




                                                                     Other
                                                                     Retirement
                                                Pension              Benefits
                                            1999      1998     1999    1998
                                            ----      ----     ----    ----
Components of net periodic benefit cost:
Service cost                                $ 179     $ 149   $   2         --
Interest cost                                  76        58      36       $ 34
Expected return on plan assets                (38)      (31)     --         --
Amortization of prior service cost             24        23      --         --
Amortization of (gain) loss                    --        --      (6)       (13)
                                            -----     -----   -----   --------
Net periodic benefit cost                   $ 241     $ 199   $  32       $ 21
                                            =====     =====   =====   ========

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1999. The rate was assumed to decrease gradually over the next three years to 5.0% and remain at that level thereafter.

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

                                                 1 - Percentage  1 - Percentage
                                                 Point Increase  Point Decrease
                                                 --------------  --------------
Effect on total of service and interest
cost components                                     $  2,860       $ (2,507)
Effect on postretirement benefit obligation         $ 53,527       $(46,957)

Employee Bonus Programs
-----------------------

The Company has performance-based bonus programs which include a majority of non-union employees. Key employees are granted bonuses on a discretionary basis. Total compensation of approximately $1.7 million, $1.4 million and $1.0 million was awarded under the various bonus plans in 1999, 1998 and 1997, respectively.

Profit Sharing
--------------

The Company has three 401(k) plans covering certain union and non-union employees who have met specified length of service requirements. The 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Under two of these plans, the Company matches participants' contributions up to 1.5% of the participants' salary. Under the third plan, the Company matches participants' contributions up to 5.0% of the participants' salary. The Company's contributions to the plans in 1999, 1998 and 1997 were approximately $264,000, $244,000 and $226,000, respectively.

Postemployment Benefits
-----------------------

The Company does not provide any significant postemployment benefits to its employees.

11. INCOME TAXES:
    -------------

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company's foreign subsidiaries files appropriate income tax returns in their respective countries. The components of income before provision for income taxes for the presented periods are as follows (amounts in thousands):

                              1999     1998     1997
                             -------  -------  -------

          United States      $ 9,016  $12,942  $13,130
          Foreign (U.S.$)      5,954    6,200      309
                             -------  -------  -------
                             $14,970  $19,142  $13,439
                             =======  =======  =======

No provision is made for the U.S. income taxes applicable to the undistributed earnings of foreign subsidiaries as it is the intention of management to utilize those earnings in the operations of the foreign subsidiaries for the foreseeable future. In the event earnings should be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits, some of which would become available upon the distribution) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company's foreign subsidiaries as of December 31, 1999 is $12.0 million. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that could be payable if a distribution of earnings were to occur. The components of the provision for income taxes are as follows (amounts in thousands):

United States:        1999     1998     1997
                    --------  ------   ------
 Current-
  Federal           $ 1,265   $ 2,055  $ 2,095
  State                 952       715      670
 Deferred             2,381     2,642    2,561
                    -------   -------  -------
                      4,598     5,412    5,326
                    -------   -------  -------
Foreign (U.S.$):
 Current             (1,212)    1,735       --
 Deferred            (1,211)      561      115
                    -------   -------  -------
                     (2,423)    2,296      115
                    -------   -------  -------
Total               $ 2,175   $ 7,708  $ 5,441
                    =======   =======  =======


The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

                                        1999    1998   1997
                                      --------  -----  -----
Tax provision at statutory rate         35.0%   35.0%  34.0%
Effect of foreign operations          (104.9%)   0.7%   0.1%
State income taxes, net of federal
 income tax benefit                      6.0%    4.0%   5.7%
Change in valuation allowance           74.8%     --     --
Other, net                               3.6%    0.6%   0.7%
                                      ------    ----   ----
Effective income tax rate               14.5%   40.3%  40.5%
                                      ======    ====   ====

Deferred income taxes reflect the net income effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. The components of net deferred income taxes as of the presented year ends are as follows (amounts in thousands):

                                           1999       1998
                                        ----------  ---------
 Deferred tax benefits-
  Accruals and reserves not deducted
   for tax purposes until paid          $   2,511   $  2,341
  Alternative minimum tax credits           1,230      1,592
  Net operating losses                      5,013         --
  Postretirement benefits                     233        233
  Other                                       121        128
                                        ---------   --------
                                            9,108      4,294
 Deferred tax obligations -
  Property basis differences               (7,969)   (13,985)

 Valuation allowance                      (11,197)        --
                                        ---------   --------
Net deferred tax obligations             ($10,058)   ($9,691)
                                        =========   ========


In the accompanying consolidated balance sheet, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

The Company's alternative minimum tax credit can be carried forward indefinitely; however, the Company must achieve future regular U.S. taxable income in order to realize this credit. The net operating loss carry-forwards consist of $10.3 million from the Company's Mexican operations (which expire, if unused, in 2009) and $2.2 million from the Company's Canadian operations (which expire, if unused, between 2004 and 2006). The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of the purchase price paid for the FCCM operations and the Canadian losses primarily represent losses generated prior to the Company's gaining control of those operations in April 1999.

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

In addition to the valuation allowance described above, the income tax benefit of the Mexican and Canadian net operating losses have been offset by a partial valuation allowance based on management's assessment regarding their ultimate realization. A certain portion of this incremental valuation allowance was established in the acquisition of GRO, and accordingly, if reversed in the future, will result in a decrease to goodwill. Management does not believe that a valuation allowance is required for any other deferred tax assets based on anticipated future profit levels and the reversal of current deferred tax obligations.

The Australian government also enacted legislation effective in the fourth quarter of 1999 that will decrease the corporate income tax rate from its current level of 36% to 34% for the year beginning January 1, 2000 and 30% for the years beginning January 1, 2001 and thereafter. The effect of this change was not material.

12. GRANTS FROM GOVERNMENTAL AGENCIES:
    ----------------------------------

The Company periodically receives grants from states within which it operates for rehabilitation or construction of track. The states are typically required to reimburse the Company for 75% to 100% of the total cost of specific projects. Under two such grant programs, the Company received $6.1 million and $375,000 in 1999 and 1998, respectively, from the State of New York and $4.5 million and $2.8 million in 1999 and 1998, respectively, from the State of Pennsylvania.
The grant from the State of New York is for construction of approximately 2.0 miles of new track which will serve as a connection to a new salt mine currently under construction, and rehabilitation of a portion of existing track. The grants from the State of Pennsylvania are for rehabilitation of portions of existing track. In addition, the Company received $200,000 and $23,000 of grants in 1999 and 1998, respectively, from other states. As of December 31, 1999, the Company is under agreement to receive an additional $3.6 million of grants for projects in progress at that date.

None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain FRA standards and make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful life of the related assets and is not included as taxable income. During the years ended December 31, 1999, 1998 and 1997, the Company recorded offsets to depreciation expense from grant amortization of $1.0 million, $728,000 and $719,000, respectively.

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

Capital Commitment - Australia
------------------------------

In connection with the Company's purchase of certain selected assets in Australia (see Note 3.), the Company has committed to the Commonwealth of Australia to spend approximately $34.1 million (AU $52.3 million) to rehabilitate track structures and equipment by December 31, 2002. The Commonwealth Government may require the payment of any shortfall between the actual expenditures incurred and the contracted commitment from the date of acquisition to December 31, 2002. This commitment may be renegotiated if there is a significant change in operating conditions outside the control of the Company. As of December 31, 1999, $18.1 million (AU $27.6 million) of this commitment had been met.

Consolidated Rail Corporation Merger
------------------------------------

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

On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. ("IMRR"), by Commonwealth Edison Company ("ComEd") in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit.

The parent company of ComEd has sold certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the "SAA"), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On April 6, 1999, a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois. The suit sought declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. On June 10, 1999, the suit commenced by the Company and IMRR, against ComEd in Sangamon County was voluntarily withdrawn without prejudice in partial resolution of several procedural motions pending in the Cook County action, and with the explicit recognition from ComEd that the action may be re- filed in Cook County.

Revenue for haulage to the Powerton plant accounted for 6.6% and 6.3% of the consolidated revenues of the Company and its subsidiaries in 1999 and 1998, respectively. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

14. STOCK-BASED COMPENSATION PLANS:
    -------------------------------

The Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (the "Stock Option Plans"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      1999           1998            1997
                                      ----           ----            ----
Net Income:     As reported         $12,533         $11,434         $7,998
                Pro Forma            11,468          10,451          7,332

Basic EPS:      As reported         $  2.79         $  2.20         $ 1.52
                Pro Forma              2.55            2.01           1.40

Diluted EPS:    As reported         $  2.76         $  2.19         $ 1.47
                Pro Forma              2.53            2.01           1.34


In May, 1998, the Company reduced the number of shares of stock it may sell to its full-time employees under its Stock Purchase Plan from 450,000 to 250,000. At December 31, 1999 and 1998, 7,961 and 4,502 shares had been purchased under this plan. The Company sells shares at 100% of the stock's market price at date of purchase, therefore, no compensation cost exists for this plan.

The Company has reserved 900,000 shares of Class A Common Stock for issuance under the Stock Option Plans. The Compensation and Stock Option Committee of the Company's Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. However, under both Plans, the exercise price must equal at least 100% of the stock's market price on the date of grant and must be exercised within five years, or ten years for directors, from the date of grant.



            The remainder of this page is intentionally left blank.

    The following is a summary of stock option activity for 1999, 1998 and 1997:

                        Year Ended         Year Ended       Year Ended
                    December 31, 1999  December 31, 1998 December 31, 1997

                             Wtd. Ave.         Wtd. Ave.         Wtd. Ave.
                             Exercise          Exercise          Exercise
                     Shares  Price   Shares    Price    Shares   Price
                     ------  -----   ------    -----    ------   -----
Outstanding at
 beginning of
 the year           652,375  $19.51  406,975   $18.46  421,500  $18.61

Granted             124,400    8.57  251,600    21.25    4,000   27.25
Exercised               ---     ---      500    17.00    3,275   17.00
Forfeited            14,525   21.16    5,700    20.81   15,250   25.11
                    -------          -------           -------

Outstanding at
 end of year        762,250   17.72  652,375    19.51  406,975   18.46
                    =======          =======           =======

Exercisable at
 end of year        367,886   18.86  205,415    18.41  101,354   18.41
                    =======          =======           =======

Weighted average
 fair value of
 options granted        ---    4.16      ---     8.97      ---   17.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             1999    1998    1997
                                             ----    ----    ----
Risk-free interest rate                      5.40%   5.48%   5.91%
Expected dividend yield                      0.00%   0.00%   0.00%
Expected lives in years                      5.90    5.00   10.00
Expected volatility                         39.50%  37.77%  38.64%

15. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:
    -------------------------------------------------


The Company operates in three business segments in two geographic areas: North America Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Australia Railroad Operations, which includes operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States.

Corporate overhead expenses, including acquisition expenses, are reported in North America Railroad Operations.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment and for each geographic area for the years 1999, 1998 and 1997 are shown in the following tables (amounts in thousands):



                              North America                        Australia
                              -------------                        ---------

                                       Industrial
                           Railroad    Switching              Railroad
1999                       Operations  Operations   Total     Operations  Total
----------------------------------------------------------------------------------
Revenues                   $121,093      $11,341   $132,434     $43,152   $175,586
Operating income (loss)      15,900          (86)    15,814       6,554     22,368
Depreciation and
  amortization                9,649          768     10,417       2,157     12,574
Identifiable assets         251,624        8,319    259,943      41,997    301,940
Capital expenditures         29,129          130     29,259       6,508     35,767
----------------------------------------------------------------------------------

1998
----------------------------------------------------------------------------------

Revenues                    $88,097      $12,647   $100,744     $46,728   $147,472
Operating income (loss)      12,546       (1,798)    10,748       8,820     19,568
Depreciation and
  amortization                7,277          798      8,075       1,842      9,917
Identifiable assets         167,095        9,588    176,683      40,077    216,760
Capital expenditures         13,789          450     14,239       2,662     16,901
----------------------------------------------------------------------------------

1997
----------------------------------------------------------------------------------

Revenues                    $84,388      $11,824    $96,212      $7,431   $103,643
Operating income (loss)      16,565         (827)    15,738         705     16,443
Depreciation and
  amortization                6,093          661      6,754         246      6,999
Identifiable assets         160,238        9,731    169,969      40,563    210,532
Capital expenditures         13,523          348     13,871          20     13,891
----------------------------------------------------------------------------------


16. QUARTERLY FINANCIAL DATA:
    -------------------------


Quarterly Results (Unaudited)
                                                      First        Second      Third        Fourth
(in thousands, except per share data)                 Quarter      Quarter     Quarter      Quarter

1999
----
Operating revenues ................................    $ 34,172    $ 42,669    $ 45,063      $ 53,682
Income from operations ............................       2,038       5,723       6,351         8,257
Net income ........................................        (331)      2,746       6,691         3,429
Diluted earnings per share ........................       (0.07)       0.62        1.53          0.78
-------------------------------------------------------------------------------------------------------

1998
----
Operating revenues ................................    $ 37,740    $ 37,065    $ 34,707      $ 37,960
Income from operations ............................       4,974       4,672       4,138         5,784
Net income ........................................       2,282       1,846       1,403         5,902
Diluted earnings per share ........................        0.42        0.34        0.27          1.19
-------------------------------------------------------------------------------------------------------

1997
----
Operating revenues ................................    $ 24,092    $ 23,479    $ 23,670      $ 32,402
Income from operations ............................       4,035       4,171       3,901         4,336
Net income ........................................       2,134       2,157       2,127         1,580
Diluted earnings per share ........................        0.39        0.40        0.39          0.29
-------------------------------------------------------------------------------------------------------

The third quarter of 1999 includes $4.2 million of nonrecurring income tax benefit related to a favorable income tax legislation change in Australia (see
Note 11.).

The fourth quarter of 1998 includes $6.0 million of pre-tax nonrecurring other income related to proceeds from an insurance settlement (see Note 2.).

17.  RECENTLY ISSUED ACCOUNTING STANDARDS:
     -------------------------------------

The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with changes in fair value reported in income. This statement will require the Company to provide separate disclosure of derivative instruments either on the face of the balance sheet or within the footnotes to the financial statements. Adoption of this statement is required no later than the third quarter of 2000, which is when the Company expects to adopt it. The Company is in the process of assessing the impact of this statement.