Form 10-K/A
period 1999-12-31
GENESEE & WYOMING INC
filed 2000-04-17
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-K/A


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


                                        GENESEE & WYOMING INC.

                                        By: /s/ Alan R. Harris
                                            ---------------------------
                                            Alan R. Harris
                                            Senior Vice President and
                                            Chief Accounting Officer


Date: April 17, 2000