Form 10-Q
period 2000-03-31
GENESEE & WYOMING INC
filed 2000-05-15
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       for the quarter ended March 31, 2000  Commission File No. 0-20847



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                06-0984624
-------------------------------           -------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

71 Lewis Street, Greenwich, Connecticut               06830
---------------------------------------   -------------------------------------
(Address of principal executive offices)           (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on May 4, 2000:

Class                                    Number of Shares Outstanding
-----                                    ----------------------------
Class A Common Stock                            3,480,394

Class B Common Stock                              845,447


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information


Item 1. Financial Statements:                                  Page
                                                             -------
          Consolidated Statements of Income - For the
            Three Month Periods Ended March 31, 2000
            and 1999................................. .....        3

          Consolidated Balance Sheets - As of March 31,
            2000 and December 31, 1999.....................        4

          Consolidated Statements of Cash Flows - For the
            Three Month Periods Ended March 31, 2000
            and 1999.......................................        5

          Notes to Consolidated Financial Statements.......    6 - 9

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..  10 - 21

Item 3. Quantitative and Qualitative Disclosures About
            Market Risk....................................       21

Part II - Other Information................................       22

Index to Exhibits..........................................  23 - 24

Signatures.................................................       25

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months
                                                     Ended March 31,
                                                2000                1999
                                           --------------------------------

OPERATING REVENUES                              $ 55,411          $ 34,172
                                           --------------------------------


OPERATING EXPENSES:
    Transportation                                18,721            11,317
    Maintenance of ways and structures             5,956             4,160
    Maintenance of equipment                      10,941             6,942
    General and administrative                     8,309             7,020
    Depreciation and amortization                  3,187             2,695
                                           --------------------------------

Total operating expenses                          47,114            32,134
                                           --------------------------------

INCOME FROM OPERATIONS                             8,297             2,038

Interest expense                                  (2,752)           (1,394)
Other income (expense)                             1,430              (596)
                                           --------------------------------

Income before provision for income taxes           6,975                48

Provision for income taxes                         2,563               379
                                           --------------------------------

NET INCOME (LOSS)                                $ 4,412            $ (331)
                                           ================================


Earnings (loss) per common share - basic          $ 1.02           $ (0.07)
                                           ================================

Weighted average number of shares of
   common stock - basic                            4,328             4,933
                                           ================================


Earnings (loss) per common share - diluted        $ 1.00           $ (0.07)
                                           ================================

Weighted average number of shares of
   common stock - diluted                          4,425             4,933
                                           ================================

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   (Unaudited)


                                                                                    As of          As of
                                                                                 March 31,       Dec. 31,
ASSETS                                                                               2000           1999
                                                                             -----------------------------
 CURRENTS ASSETS:
    Cash and cash equivalents                                                       $ 9,352        $ 7,791
    Accounts receivable, net                                                         46,620         47,870
    Materials and supplies                                                            6,385          6,141
    Prepaid expenses and other                                                        6,621          7,689
    Deferred income tax assets, net                                                   3,255          3,087
                                                                             ------------------------------
Total current assets                                                                 72,233         72,578
                                                                             ------------------------------

PROPERTY AND EQUIPMENT, net                                                         188,827        185,970
                                                                             ------------------------------
SERVICE ASSURANCE AGREEMENT, net                                                     11,877         12,065
                                                                             ------------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                               1,585          1,576
                                                                             ------------------------------
OTHER ASSETS, net                                                                    26,461         29,751
                                                                             ------------------------------

Total assets                                                                      $ 300,983      $ 301,940
                                                                             ==============================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                              $ 15,580       $ 15,146
    Accounts payable                                                                 41,959         52,501
    Accrued expenses                                                                 11,284          9,738
                                                                             ------------------------------
Total current liabilities                                                            68,823         77,385
                                                                             ------------------------------

LONG-TERM DEBT, less current portion                                                 96,375         93,230
                                                                             ------------------------------
OTHER LIABILITIES                                                                     4,013          4,231
                                                                             ------------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                 15,001         13,145
                                                                             ------------------------------
DEFERRED ITEMS--grants from governmental agencies                                    27,648         27,427
                                                                             ------------------------------
DEFERRED GAIN--sale/leaseback                                                         3,965          4,109
                                                                             ------------------------------
MINORITY INTEREST                                                                       610            584
                                                                             ------------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,480,100 and 4,453,368 issued and
  outstanding on March 31, 2000 and December 31, 1999, respectively                      45             45
 Class B common stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,447 and 845,539 issued and outstanding
  on March 31, 2000 and December 31, 1999, respectively                                   8              8
 Additional paid-in capital                                                          47,081         47,072
 Retained earnings                                                                   51,436         47,023
 Currency translation adjustment                                                     (3,019)        (1,316)
 Less treasury stock, at cost, 1,000,000 Class A shares                             (11,003)       (11,003)
                                                                             ------------------------------

Total stockholders' equity                                                           84,548         81,829
                                                                             ------------------------------

Total liabilities and stockholders' equity                                        $ 300,983      $ 301,940
                                                                             ==============================


                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        2000               1999
                                                                                    -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                              $ 4,412              $ (331)
        Adjustments to reconcile net income (loss) to net cash provided by operating activities-
           Depreciation and amortization                                                 3,187               2,695
           Deferred income taxes                                                         1,720                 282
           Loss (gain) on disposition of property and equipment                             27                 (16)
           Minority interest expense                                                        26                   -
           Valuation adjustment of U.S. dollar denominated foreign debt                   (871)                  -
           Changes in assets and liabilities -
              Accounts receivable                                                          985               6,879
              Materials and supplies                                                      (312)                (53)
              Prepaid expenses and other                                                 1,168                  12
              Accounts payable and accrued expenses                                     (8,123)             (8,351)
              Other assets and liabilities, net                                           (527)                825
                                                                                    -------------------------------
        Net cash provided by operating activities                                        1,692               1,942
                                                                                    -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                              (4,823)             (3,231)
        Proceeds from disposition of property                                               68                  38
                                                                                    -------------------------------
        Net cash used in investing activities                                           (4,755)             (3,193)
                                                                                    -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Principal payments on long-term borrowings, including capital leases           (10,987)             (9,551)
        Proceeds from issuance of long-term debt                                        15,262              13,000
        Net proceeds on governmental grants                                                682                 225
        Proceeds from employee stock purchases                                               9                  14
        Purchase of treasury stock                                                           -              (1,417)
                                                                                    -------------------------------
        Net cash provided by financing activities                                        4,966               2,271
                                                                                    -------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (342)                (13)
                                                                                    -------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,561               1,007
CASH AND CASH EQUIVALENTS, beginning of period                                           7,791              14,396
                                                                                    -------------------------------

CASH AND CASH EQUIVALENTS, end of period                                               $ 9,352            $ 15,403
                                                                                    ===============================
CASH PAID DURING PERIOD FOR:
        Interest                                                                         $ 946             $ 1,202
        Incomes taxes                                                                      485               1,900
                                                                                    ===============================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2000 and 1999, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.

     The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.  EXPANSION OF OPERATIONS:

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V.

     In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by mid-2001, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction, and $1.0 million in goodwill. The remaining purchase price ($5.3 million) was allocated to the 30-year operating license.

Genesee Rail-One Inc.

     On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc.
(GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, will pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

3.  NON-CASH GAIN ON U.S. DOLLAR DENOMINATED FOREIGN DEBT:

     At March 31, 2000, the Company's Mexican subsidiary, FCCM, had approximately $36.9 million of U.S. dollar denominated debt outstanding (see
Note 2. above). The functional currency of FCCM's business is the Mexican peso while the subsidiary is financed with U.S. dollar denominated debt. Generally Accepted Accounting Principles require that the debt be translated into its value in Mexican pesos at the end of each quarter. Therefore any fluctuation in the U.S. dollar/Mexican peso exchange rate between consecutive quarters results in a non-cash gain or non-cash expense as the debt is marked to market. For the quarter ended March 31, 2000, the Company recorded approximately $871,000 of non-cash income related to the valuation adjustment on this debt in the Other Income caption in the accompanying consolidated statement of income. If the peso depreciates relative to the U.S. dollar in subsequent quarters, a non-cash expense would result.

4.  CREDIT FACILITIES:

     On August 17, 1999, the Company amended and restated its credit facilities agreement to provide for an increase from $65.0 million to $150.0 million. The agreement provides for $88.0 million in revolving credit facilities and $62.0 million in term loan facilities. The revolving credit facility provides for a sub limit of $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries. The amended and restated credit facilities agreement also provides for a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The facility has a maturity date of August 17, 2004. The credit facilities accrue interest at various rates, plus the applicable margins, as defined in the agreement. The credit facilities are secured by essentially all the assets of the Company and its subsidiaries. The credit facilities agreement requires the maintenance of certain commitment fees, prepayments from the issuance of new equity or debt and annual sale of assets, and covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the agreement.

5.  CONTINGENCIES:

     On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd's Powerton plant. The suit seeks unspecified compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit.

     The parent company of ComEd has sold certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On April 6, 1999, a lawsuit was commenced by the Company and its subsidiary, IMRR, against ComEd in the Circuit Court of Sangamon County, Illinois. The suit sought declaration of certain rights regarding the SAA including declarations that the SAA is not terminable at will and that ComEd must assign its contractual obligations under the SAA to the purchaser of the Powerton plant. On June 10, 1999, the suit commenced by the Company and IMRR against ComEd in Sangamon County was voluntarily withdrawn without prejudice in partial resolution of several procedural motions pending in the Cook County action, and with the explicit recognition from ComEd that the action may be re-filed in Cook County. Revenue for haulage to the Powerton Plant accounted for 6.6% of the consolidated revenues of the Company and its subsidiaries in 1999. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

6.  COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three months ended March 31, 2000 and 1999:

                       Statement of Comprehensive Income
                                 (in thousands)

                                                     Three Months Ended
                                                          March 31,

                                                       2000          1999
                                                    -------         -----
Net income (loss)                                   $ 4,412         $(331)
Other comprehensive income (loss) -  Foreign
  currency translation adjustments                   (1,703)          407
                                                   ----------------------
Comprehensive income                                $ 2,709         $  76
                                                   ======================


7. BUSINESS SEGMENT INFORMATION:

     The Company operates in three business segments in two geographic areas:
North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Australian Railroad Operations, which includes operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States.

     Corporate overhead expenses, including acquisition expense, are primarily reported in North American Railroad Operations.

     The accounting policies of the reportable segments are the same as those of the consolidated company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the quarters ended March 31, 2000 and 1999 is shown in the following tables:



            The remainder of this page is intentionally left blank.

Business Segment
(amounts in thousands)

                            North American  Australian   Industrial
                            Railroad        Railroad     Switching
2000                        Operations      Operations   Operations      Total
--------------------------  ----------      ----------   ----------   --------

Revenues                      $ 42,240      $10,630      $ 2,541     $ 55,411
Operating income (loss)          7,443          884          (30)       8,297
Other expense, net                (830)        (359)        (133)      (1,322)
Income (loss) before taxes       6,613          525         (163)       6,975
Identifiable assets            253,958       38,765        8,260      300,983
--------------------------    --------      -------      -------     --------



                            North American  Australian   Industrial
                            Railroad        Railroad     Switching
1999                        Operations      Operations   Operations     Total
--------------------------  ----------      ----------   ----------   --------

Revenues                      $ 19,939      $11,022      $ 3,211     $ 34,172
Operating income (loss)            417        1,922         (301)       2,038
Other (expense) income, net     (1,923)          45         (112)      (1,990)
Income (loss) before taxes      (1,052)       1,512         (412)          48
Identifiable assets            159,447       42,513       10,040      212,000
--------------------------    --------      -------      -------     --------


8.  RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with changes in fair value reported in income. This statement will require the Company to provide separate disclosure of derivative instruments either on the face of the balance sheet or within the footnotes to the financial statements. Adoption of this statement is required no later than the first quarter of 2001, which is when the Company expects to adopt it. The Company is in the process of assessing the impact of this statement.



            The remainder of this page is intentionally left blank.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company's 1999 Form 10-K.

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

     When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. The Company completed two acquisitions during the first four months of 1996, one in November 1996, and another in November 1997. On April 15, 1999, the Company began consolidating the results of Genesee Rail-One Inc. (as described below), and on September 1, 1999, the Company began operations of its newly-formed subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. as described below. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V.

     In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by mid-2000, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction, and $1.0 million in goodwill. The remaining purchase price ($5.3 million) was allocated to the 30-year operating license.

Genesee Rail-One Inc.

     On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc.
(GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, will pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

Non-Cash Gain on U.S. Dollar Denominated Foreign Debt

     At March 31, 2000, the Company's Mexican subsidiary, FCCM, had approximately $36.9 million of U.S. dollar denominated debt outstanding (see
Note 2. above). The functional currency of FCCM's business is the Mexican peso while the subsidiary is financed with U.S. dollar denominated debt. Generally Accepted Accounting Principles require that the debt be translated into its value in Mexican pesos at the end of each quarter. Therefore any fluctuation in the U.S. dollar/Mexican peso exchange rate between consecutive quarters results in a non- cash gain or non-cash expense as the debt is marked to market. For the quarter ended March 31, 2000, the Company recorded approximately $871,000 of non-cash income related to the valuation adjustment on this debt in the Other Income caption in the accompanying consolidated statement of income. If the peso depreciates relative to the U.S. dollar in subsequent quarters, a non-cash expense would result.




            The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Consolidated Operating Revenues

     Operating revenues were $55.4 million in the quarter ended March 31, 2000 compared to $34.2 million in the quarter ended March 31, 1999, a net increase of $21.2 million or 62.1%. The net increase was attributable to a $22.3 million increase in North American railroad revenues of which $8.8 million were revenues from new railroad operations in Canada, $8.4 million were revenues from new railroad operations in Mexico, and $5.1 million were from increased revenues on existing North American operations, offset by a $391,000 decrease in revenues from Australian railroad operations and a $670,000 decrease in industrial switching revenues.

     The following three sections provide information on railroad revenues in North America and Australia, and industrial switching revenues in the United States.

North American Railroad Operating Revenues

     North American railroad operating revenues were $42.2 million in the quarter ended March 31, 2000 compared to $19.9 million in the quarter ended March 31, 1999, an increase of $22.3 million or 111.8%. The increase was attributable to a $18.6 million increase in freight revenues and a $3.7 million increase in non-freight revenues. The increase of $18.6 million in North American freight revenues was due to $7.1 million in freight revenues attributable to new railroad operations in Canada, $7.3 million in freight revenues attributable to new railroad operations in Mexico, and an increase of $4.2 million in freight revenues on existing railroad operations.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2000 and 1999:



            The remainder of this page is intentionally left blank.

   North American Freight Revenues and Carloads Comparison by Commodity Group
                     Quarters Ended March 31, 2000 and 1999
               (dollars in thousands, except average per carload)

                                                                                                                Average
                                                                                                                Freight
                                                                                                                Revenues
                                                                                                                Per
                                     Freight Revenues                              Carloads                     Carload
                                     -------------------                           --------                     -------
                                       % of                   % of                 % of                 % of
Commodity Group            2000       Total        1999      Total       2000     Total       1999     Total      2000      1999
--------------------    -------     -------     -------     ------     ------     -----     ------     -----     -----     -----
Coal, Coke & Ores       $ 7,239       21.6%     $ 3,674      24.7%     32,590      32.5%    14,972      30.5%    $ 222     $ 245
Petroleum Products        5,018       15.0%       1,897      12.7%      8,355       8.3%     4,175       8.5%      601       454
Pulp & Paper              4,865       14.5%       2,011      13.5%     12,765      12.7%     5,706      11.7%      381       352
Minerals & Stone          3,848       11.5%         494       3.3%      8,961       9.0%     1,722       3.5%      429       287
Farm & Food Products      3,467       10.3%       1,018       6.8%      9,928       9.9%     3,591       7.3%      349       283
Metals                    2,524        7.5%       1,046       7.0%      9,040       9.0%     4,259       8.7%      279       246
Chemicals &
Plastics                  2,261        6.7%       1,809      12.2%      4,412       4.4%     3,471       7.1%      512       521
Lumber & Forest
 Products                 2,204        6.6%       1,659      11.1%      7,116       7.1%     5,801      11.8%      310       286
Autos & Auto Parts          757        2.3%         600       4.0%      1,380       1.4%     1,182       2.4%      549       508
Other                     1,324        4.0%         700       4.7%      5,686       5.7%     4,169       8.5%      233       168
                        ---------------------------------------------------------------------------------------

Total                   $33,507      100.0%     $14,908     100.0%    100,233     100.0%    49,048     100.0%      334       304
                        ========================================================================================================


     Coal increased by $3.6 million or 97.0% of which $3.5 million was on existing railroad operations and $63,000 was from the acquisition of GRO. The increase on existing railroad operations in the first quarter of 2000 was primarily attributable to a return to normalized shipments at a key customer's facilities relative to reduced shipments in the first quarter of 1999 due to scheduled inventory reductions and planned maintenance projects at the key customer's facilities.

     Petroleum Products increased by $3.1 million or 164.5% of which $2.9 was attributable to new railroad operations in Mexico, $163,000 was on existing railroad operations, and $52,000 was attributable to the acquisition of GRO.

     Pulp and Paper increased by $2.8 million or 141.9% of which $2.2 million was attributable to the acquisition of GRO, $543,000 was on existing railroad operations, and $95,000 was attributable to new railroad operations in Mexico.

     Minerals and Stone increased by $3.4 million or 678.9% of which $2.5 million was attributable to new railroad operations in Mexico, $443,000 was on existing railroad operations, and $391,000 was attributable to the acquisition of GRO.

     Metals increased by $1.5 million or 141.3% of which $1.2 million was attributable to the acquisition of GRO, $194,000 was on existing railroad operations, and $60,000 was attributable to new railroad operations in Mexico.

     Freight revenues from all remaining commodities reflected a net increase of $4.2 million or 73.1% of which $3.2 million was attributable to the acquisition of GRO and $1.7 million was attributable to new railroad operations in Mexico, which were offset by a $610,000 decrease on existing railroad operations.

     Total North American carloads were 100,233 in the quarter ended March 31, 2000 compared to 49,048 in the quarter ended March 31, 1999, an increase of 51,185 or 104.4%. The increase of 51,185 consisted of an increase of 19,058 carloads on existing railroad operations of which 17,387 carloads were coal, 21,322 carloads were attributable to the acquisition of GRO, and 10,805 carloads were attributable to new railroad operations in Mexico.

     The overall average revenue per carload increased to $334 in the quarter ended March 31, 2000, compared to $304 per carload in the quarter ended March 31, 1999, an increase of 9.9% due primarily to higher per carload revenues attributable to Canada and Mexico netted against a slight decrease on existing railroad operations.

     North American non-freight railroad revenues were $8.7 million in the quarter ended March 31, 2000 compared to $5.0 million in the quarter March 31, 1999, an increase of $3.7 million or 73.6%. The increase is the net result of $1.7 million of non-freight revenues attributable to the acquisition of GRO and $1.1 million of non-freight revenues attributable to new railroad operations in Mexico, and an increase of $866,000 in non-freight revenues on existing railroad operations. The following table compares North America non-freight revenues for the quarters ended March 31, 2000 and 1999:

                            North American Railroad
                    Non-Freight Operating Revenue Comparison
                     Quarters Ended March 31, 2000 and 1999
                             (dollars in thousands)


                                              2000                   1999
                                      -------------------    -------------------

                                         $           % of       $           % of
                                              Non-Freight            Non-Freight
                                                  Revenue                Revenue

Railroad switching                    $2,754        31.5%    $1,580        31.4%
Car hire and rental income             1,988        22.8%     1,606        31.9%
Car repair services                      889        10.2%       548        10.9%
Other operating income                 3,101        35.5%     1,297        25.8%
                                      ------       -----     ------       -----
Total non-freight revenues            $8,732       100.0%    $5,031       100.0%
                                      ======       =====     ======       =====


Australian Operating Revenues

     Australian operating revenues were $10.6 million in the quarter ended March 31, 2000, compared to $11.0 million in the quarter ended March 31, 1999, a decrease of $391,000 or 3.6%. The decrease was attributable to a $301,000 decline in freight revenues and a $90,000 decrease in non-freight revenues.

     The following table outlines Australian freight revenues for the quarters ended March 31, 2000 and 1999:



            The remainder of this page is intentionally left blank.

                    Australian Freight Revenues by Commodity
                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                                                                                     Average
                                                                                                                     Freight
                                                                                                                     Revenues
                                                                                                                     Per
                                        Freight Revenues                             Carloads                        Carload
                                       -------------------                           --------                        -------
                                       % of                    % of                 % of                 % of
Commodity Group             2000       Total        1999      Total       2000     Total       1999     Total      2000      1999
--------------------     -------     -------     -------     ------     ------     -----     ------     -----     -----     -----
Hook and Pull
(Haulage)                  $4,308       44.8%     $4,224       42.6%    13,507      21.4%    12,098      28.8%    $ 319      $ 349
Grain                       2,659       27.6%      3,663       36.9%    10,470      16.6%    13,906      33.1%      254        263
Iron Ores                   1,032       10.7%          -        0.0%    25,725      40.8%         -       0.0%       40          -
Gypsum                        691        7.2%        653        6.6%     9,711      15.4%     8,946      21.3%       71         73
Marble                        481        5.0%        472        4.8%     2,018       3.2%     1,970       4.7%      238        240
Lime                          430        4.5%        255        2.5%     1,180       1.9%       778       1.9%      364        328
Coal                            -        0.0%        654        6.5%         -       0.0%     4,317      10.2%        -        151
Other                          25        0.2%          6        0.1%       367       0.7%        10       0.0%       68         60
                        ----------------------------------------------------------------------------------------

Total                      $9,626      100.0%     $9,927      100.0%    62,978     100.0%    42,025     100.0%      153        236
                        ==========================================================================================================


     The net decrease of $301,000 in Australian freight revenues was primarily attributable to decreases in the shipment of Grain of $1.0 million and Coal of $654,000, offset by an increase of $1.0 million from the shipment of Iron Ores for a new customer. Grain revenues for the 1999 quarter reflect the strong harvest experienced during the 1998/99 season. There were no freight revenues from coal in the quarter ended March 31, 2000, due to the non-renewal of a coal contract. Freight revenues from Hook and Pull increased $84,000 while freight revenues from all remaining commodities increased $241,000.

     Australia carloads were 62,978 in the quarter ended March 31, 2000 compared to 42,025 in the quarter ended March 31, 1999, a net increase of 20,953 or 49.9%. The net increase of 20,953 was primarily the result of 25,725 carloads from the shipment of Iron Ores for a new customer. The net remaining decrease of 4,772 is comprised of a 1,409 carload increase in Hook and Pull offset by a decrease in coal carloads of 4,317 and a net decrease in all other commodities of 1,864 carloads.

     The overall average revenue per carload decreased to $153 in the quarter ended March 31, 2000, compared to $236 per carload in the quarter ended March 31, 1999, a decrease of 35.2% due primarily to the increase in Iron Ores carloads at a lower revenue per car. Excluding Iron Ores, the average revenue per carload in the quarter ended March 31, 2000 was $231.

     Australian non-freight revenues were $1.0 million in the quarter ended March 31, 2000, compared to $1.1 million in the quarter ended March 31, 1999, a decrease of $90,000 or 8.2%. The following table compares Australian non-freight revenues for the quarters ended March 31, 2000 and 1999:

                               Australia Railroad
                    Non-freight Operating Revenue Comparison
                     Quarters Ended March 31, 2000 and 1999
                             (dollars in thousands)

                                           2000                      1999
                                    -------------------      -------------------

                                       $           % of        $           % of
                                            Non-freight             Non-freight
                                                Revenue                 Revenue

Car hire and rental income          $  658        65.5%     $  715        65.3%
Other operating income                 347        34.5%        380        34.7%
                                    ------       -----      ------       -----
Total non-freight revenues          $1,005       100.0%     $1,095       100.0%
                                    ======       =====      ======       =====


Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $2.5 million in the quarter ended March 31, 2000 compared to $3.2 million in the quarter ended March 31, 1999, a decrease of $670,000 or 20.9% due primarily to the Company's decision to exit an unprofitable switching contract.

Consolidated Operating Expenses

     Operating expenses for all operations combined were $47.1 million in the quarter ended March 31, 2000, compared to $32.1 million in the quarter ended March 31, 1999, an increase of $15.0 million or 46.6%. Expenses attributable to North American railroad operations were $34.8 million in the quarter ended March 31, 2000, compared to $19.5 million in the quarter ended March 31, 1999, an increase of $15.3 million or 78.2% of which $7.6 million were expenses attributable to new railroad operations in Canada, $6.3 million were expenses attributable to new railroad operations in Mexico and $1.4 million were expenses attributable to existing railroad operations. Expenses attributable to operations in Australia were $9.7 million in the quarter ended March 31, 2000, compared to $9.1 million in the quarter ended March 31, 1999, an increase of $646,000 or 7.1%. Expenses attributable to U.S. industrial switching were $2.6 million in the quarter ended March 31, 2000, compared to $3.5 million in the quarter ended March 31, 1999, a decrease of $941,000 or 26.8%.

     The following three sections provide information on railroad expenses in North America and Australia, and industrial switching expenses in the United States.

North America Railroad Operating Expenses

     The following table sets forth a comparison of the Company's North American railroad operating expenses in the quarters ended March 31, 2000 and 1999:



            The remainder of this page is intentionally left blank.

                            North American Railroad
                          Operating Expense Comparison
                     Quarters Ended March 31, 2000 and 1999
                             (dollars in thousands)

                                              2000             1999
                                        ---------------    --------------
                                                 % of            % of
                                                 Operating       Operating
                                           $     Revenue   $     Revenue



Labor and benefits                      $13,953  33.0%  $ 7,164  35.9%
Equipment rents                           5,148  12.2%    2,720  13.6%
Purchased services                        2,743   6.5%      994   5.0%
Depreciation and amortization             2,422   5.7%    1,992  10.0%
Diesel fuel                               3,388   8.0%      572   2.9%
Casualties and insurance                  1,788   4.2%      588   2.9%
Materials                                 2,906   6.9%    1,621   8.1%
Other expenses                            2,449   5.9%    3,871  19.5%
                                         ------  ----    ------  ----
Total operating expenses                $34,797  82.4%  $19,522  97.9%
                                         ======  ====    ======  ====


     Labor and benefits expense was $14.0 million in the quarter ended March 31, 2000 compared to $7.2 million in the quarter ended March 31, 1999, an increase of $6.8 million or 94.8% of which $2.0 million was attributable to the acquisition of GRO, $2.7 million was attributable to new railroad operations in Mexico and $2.1 million was attributable to existing railroad operations. The increase on existing railroad operations primarily relates to increased freight operations and the addition of senior administrative and safety personnel.

     Equipment rents were $5.1 million in the quarter ended March 31, 2000 compared to $2.7 million in the quarter ended March 31, 1999, a net increase of $2.4 million or 89.3% of which $1.7 million was attributable to the acquisition of GRO, $212,000 was attributable to new railroad operations in Mexico and $480,000 was attributable to existing railroad operations.

     Purchased services were $2.7 million in the quarter ended March 31, 2000 compared to $994,000 in the quarter ended March 31, 1999, a net increase of $1.7 million or 176.0% of which $987,000 was attributable to the acquisition of GRO, $594,000 was attributable to new railroad operations in Mexico and $168,000 was attributable to an increase on existing railroad operations.

     Diesel fuel expense was $3.4 million in the quarter ended March 31, 2000 compared to $572,000 in the quarter ended March 31, 1999, an increase of $2.8 million or 492.3% of which $1.1 million was attributable to the acquisition of GRO, $728,000 was attributable to new railroad operations in Mexico and $965,000 was attributable to an increase on existing railroad operations. The increase on existing railroad operations is primarily the result of significant fuel price increases experienced at all operating locations.

     All other expenses combined were $9.6 million in the quarter ended March 31, 2000 compared to $8.1 million in the quarter ended March 31, 1999, a net increase of $1.5 million or 18.5% of which $1.7 million was attributable to the acquisition of GRO, $2.0 million was attributable to new railroad operations in Mexico and $2.2 million was attributable to a decrease on existing railroad operations primarily due to reduced acquisition costs in the 2000 period.

Australian Railroad Operating Expenses

     The following table sets forth a comparison of the Company's Australian railroad operating expenses in the quarters ended March 31, 2000 and 1999:

                         Australian Railroad Operations
                          Operating Expense Comparison
                     Quarters Ended March 31, 2000 and 1999
                             (dollars in thousands)

                                           2000             1999
                                      --------------   --------------

                                             % of           % of
                                             Operating      Operating
                                         $   Revenue    $   Revenue

Labor and benefits                    $1,450  13.6%    $1,373  12.5%
Equipment rents                           47   0.4%        29   0.3%
Purchased services                     3,422  32.2%     2,953  26.8%
Depreciation and amortization            605   5.7%       496   4.5%
Diesel fuel                            2,183  20.5%     1,978  17.9%
Casualties and insurance                 591   5.6%       621   5.6%
Materials                                317   3.0%       481   4.4%
Other expenses                         1,131  10.7%     1,169  10.6%
                                       -----  ----      -----  ----
Total operating expenses              $9,746  91.7%    $9,100  82.6%
                                      ======  ====     ======  ====


     Purchased services were $3.4 million in the quarter ended March 31, 2000 compared to $3.0 million in the quarter ended March 31, 1999, an increase of $469,000 or 15.9%, due primarily to contract maintenance costs associated with new Iron Ore movements.

     Diesel fuel was $2.2 million in the quarter ended March 31, 2000 compared to $2.0 million in the quarter ended March 31, 1999, an increase of $205,000 or 10.4%, due primarily to price increases.

     All other expenses combined were $4.1 million in the quarter ended March 31, 2000 compared to $4.2 million in the quarter ended March 31, 1999, a decrease of $28,000 or 0.7%.

U. S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the quarters ended March 31, 2000 and 1999:



            The remainder of this page is intentionally left blank.

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Quarters Ended March 31, 2000 and 1999
                             (dollars in thousands)

                                              2000             1999
                                        --------------    --------------
                                                % of              % of
                                                Operating         Operating
                                          $     Revenue    $      Revenue

Labor and benefits                      $1,542   60.7%   $2,297   71.5%
Equipment rents                             46    1.8%       47    1.5%
Purchased services                          95    3.7%      106    3.3%
Depreciation and amortization              160    6.3%      207    6.4%
Diesel fuel                                160    6.3%      120    3.7%
Casualties and insurance                   125    4.9%      393   12.2%
Materials                                  178    7.0%      201    6.3%
Other expenses                             265   10.4%      141    4.4%
                                         -----  -----     -----  -----
Total operating expenses                $2,571  101.1%   $3,512  109.3%
                                        ======  =====     =====  =====


     Labor and benefits expense was $1.5 million in the quarter ended March 31, 2000 compared to $2.3 million in the quarter ended March 31, 1999, a decrease of $755,000 or 32.9%, due primarily to the Company's decision to exit unprofitable switching contracts.

     All other expenses combined were $1.0 million in the quarter ended March 31, 2000 compared to $1.2 million in the quarter ended March 31, 1999, a decrease of $186,000 or 15.3% again due primarily to the Company's decision to exit an unprofitable switching contract.

Operating Ratios

     The Company's combined operating ratio decreased to 85.0% in the quarter ended March 31, 2000 from 94.0% in the quarter ended March 31, 1999. The operating ratio for North American railroad operations decreased to 82.4% in the quarter ended March 31, 2000 from 97.9% in the quarter ended March 31, 1999. The operating ratio for Australian railroad operations increased to 91.7% in the quarter ended March 31, 2000 from 82.6% in the quarter ended March 31, 1999. The operating ratio for U.S. industrial switching operations decreased to 101.1% in the quarter ended March 31, 2000 from 109.3% in the quarter ended March 31, 1999.

Interest Expense and Income Taxes

     Interest expense in the quarter ended March 31, 2000 was $2.8 million compared to $1.4 million in the quarter ended March 31, 1999, an increase of $1.4 million or 97.4% due primarily to financing of the Canada and Mexico acquisitions. The Company's effective income tax rate in the quarter ended March 31, 2000 was 36.7% which compared to 46.4% (after adjustment for equity losses in the then unconsolidated results of GRO) in the quarter ended March 31, 1999. The decrease is primarily attributable to a statutory reduction in the Australian income tax rate, a reduced effective tax rate on Canadian operations resulting from the utilization of net operating loss carry-forwards, and lower effective tax rates in the United States and Mexico.

Net Income (Loss) and Earnings Per Share

     The Company's net income in the quarter ended March 31, 2000 was $4.4 million compared to a net loss of $331,000 in the quarter ended March 31, 1999, an increase of $4.7 million. The increase in net income is the net result of an increase in net income from North America railroad operations of $5.2 million and a decrease in the net loss of industrial switching operations of $176,000, offset by a decrease in net income from operations in Australia of $631,000.

     Basic and Diluted Earnings Per Share in the quarter ended March 31, 2000 were $1.02 and $1.00 respectively, on weighted average shares of 4.3 million and
4.4 million respectively, compared to losses of $0.07 and $0.07 respectively, on weighted average shares of 4.9 million in the quarter ended March 31, 1999. The change in weighted average shares outstanding primarily reflects the impact of a
1.0 million share buy-back program which started in August, 1998 and ended in May, 1999.

Liquidity and Capital Resources

     During the three months ended March 31, 2000 the Company generated cash from operations of $1.7 million, invested $4.8 million in capital assets (including $682,000 in state grant funds received for track rehabilitation and construction), had a net increase in debt of $4.3 million, and received $68,000 in proceeds from the disposition of property.

     During the three months ended March 31, 1999 the Company generated cash from operations of $1.9 million, invested $3.2 million in capital assets (including $225,000 in state grant funds received for track rehabilitation and construction), had a net increase in debt of $3.5 million, and received $38,000 in proceeds from the disposition of property.

     Stock Repurchase - On August 12, 1998, the Company's board of directors authorized the Company to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. In May, 1999, the Company completed its purchase of the one million shares authorized by the board of directors at a total cost of $11.0 million.

     Credit Facilities - On August 17, 1999, the Company amended and restated its credit facilities agreement to provide for an increase from $65.0 million to $150.0 million. The agreement provides for $88.0 million in revolving credit facilities and $62.0 million in term loan facilities. The revolving credit facility provides for a sub limit of $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries. The amended and restated credit facilities agreement also provides for a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The facility has a maturity date of August 17, 2004. The credit facilities accrue interest at various rates, plus the applicable margins, as defined in the agreement. The credit facilities are secured by essentially all the assets of the Company and its subsidiaries. The credit facilities agreement requires the maintenance of certain commitment fees, prepayments from the issuance of new equity or debt and annual sale of assets, and covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the agreement.

     The Company has budgeted approximately $38.7 million in capital expenditures in 2000, primarily for track rehabilitation, of which $7.7 million is expected to be used in Australia. Of the $38.7 million in capital expenditures, $12.8 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company's railroads. Approximately $4.8 million of the budgeted capital expenditures of $38.7 million were completed as of March 31, 2000.

     At March 31, 2000, the Company had long-term debt (including current portion) totaling $112.0 million, which comprised 57.0% of its total capitalization. This compares to long-term debt, including current portion, of $108.4 million at December 31, 1999, comprising 57.0% of total capitalization.

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

Forward-Looking Statements

     This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are no guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under its credit facilities which have variable interest rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDA ratio, as defined in the credit facilities agreement. The Company is also exposed to the impact of foreign currency exchange rate risk as it relates to debt valuation adjustments resulting from currency exchange rate changes on certain U.S. denominated foreign debt. At March 31, 2000, approximately $36.9 million of the Company's debt was U.S. denominated foreign debt related to the Company's Mexican acquisition (see Notes
2. and 3. to Consolidated Financial Statements) which is subject to debt valuation adjustments resulting from currency exchange rate changes. The Company estimates that the fair value of these debt instruments approximated their market values and carrying values at March 31, 2000. The Company invests excess cash in overnight money market accounts.





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

(B).    REPORTS ON FORM 8-K:

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

      (f) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)4

      (g) Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the banks named therein
           (Exhibit 4.1)5

 (10)    Material Contracts

*(10.1)  Amendment No. 3 to Genesee & Wyoming Inc. 1999 Stock Option Plan

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


                                         GENESEE & WYOMING INC.

Date:  May 12, 2000                      By: /s/ Mortimer B. Fuller, III
                                             ---------------------------
                                         Name:   Mortimer B. Fuller, III
                                         Title: Chairman of the Board and CEO


Date:  May 12, 2000                      By: /s/ Alan R. Harris
                                             ---------------------------
                                         Name:   Alan R. Harris
                                         Title: Senior Vice President and
                                                Chief Accounting Officer



            The remainder of this page is intentionally left blank.