Form 10-Q
period 2000-06-30
GENESEE & WYOMING INC
filed 2000-08-11
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        for the quarter ended June 30, 2000  Commission File No. 0-20847



                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                   06-0984624
      -----------------------                          ---------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  71 Lewis Street, Greenwich, Connecticut                  06830
  ---------------------------------------                ----------
  (Address of principal executive offices)               (Zip Code)

                                (203) 629-3722
                                --------------
                                (Telephone No.)


Shares of common stock outstanding as of the close of business on August 7, 2000:

Class                                        Number of Shares Outstanding
-----                                        ----------------------------
Class A Common Stock                                   3,482,219

Class B Common Stock                                    845,447


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] YES    [ ] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                  Page
                                                               ----
          Consolidated Statements of Income - For the
            Three Month and Six Month Periods Ended
            June 30, 2000 and 1999.........................     3

          Consolidated Balance Sheets - As of June 30,
            2000 and December 31, 1999.....................     4

          Consolidated Statements of Cash Flows - For the
            Six Month Periods Ended June 30, 2000 and
            1999...........................................     5

          Notes to Consolidated Financial Statements.......     6 - 10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......    11 - 31

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk........................................    31

Part II - Other Information................................    31 - 32

Index to Exhibits..........................................    33 - 34

Signatures.................................................    35

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)




                                                   Three Months             Six Months
                                                  Ended June 30,           Ended June 30,
                                                 2000        1999         2000        1999
                                            -------------------------------------------------
OPERATING REVENUES                          $  52,354    $  42,669    $ 107,765    $  76,841
                                            -------------------------------------------------
OPERATING EXPENSES:
       Transportation                          17,148       13,465       35,869       24,778
       Maintenance of ways and structures       5,663        4,782       11,619        8,942
       Maintenance of equipment                10,329        8,524       21,270       15,466
       General and administrative               7,952        7,023       16,260       14,048
       Depreciation and amortization            3,455        3,152        6,642        5,846
                                            -------------------------------------------------
Total operating expenses                       44,547       36,946       91,660       69,080
                                            -------------------------------------------------
INCOME FROM OPERATIONS                          7,807        5,723       16,105        7,761

Interest expense                               (2,520)      (1,930)      (5,272)      (3,324)
Valuation adjustment of U.S. dollar
    denominated foreign debt                   (2,358)        --         (1,486)        --
Other income (expense)                            691          381        1,248         (216)
                                            -------------------------------------------------

Income before provision for income taxes        3,620        4,174       10,595        4,221

Provision for income taxes                      1,342        1,428        3,905        1,807
                                            -------------------------------------------------

NET INCOME                                  $   2,278    $   2,746    $   6,690    $   2,414
                                            =================================================
Earnings per common
     share - basic                          $    0.53    $    0.62    $    1.55    $    0.52
                                            =================================================
Weighted average number of shares of
     common stock - basic                       4,330        4,416        4,329        4,673
                                            =================================================
Earnings per common
     share - diluted                        $    0.51    $    0.62    $    1.50    $    0.51
                                            =================================================
Weighted average number of shares of
     common stock - diluted                     4,490        4,439        4,457        4,704
                                            =================================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                                                                      As of        As of
                                                                                                     June 30,     Dec. 31,
                                                                                                      2000          1999
                                                                                                  -----------  ----------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                                  $  9,207   $    7,791
        Accounts receivable, net                                                                     46,156       47,870
        Materials and supplies                                                                        6,461        6,141
        Prepaid expenses and other                                                                    5,383        7,689
        Deferred income tax assets, net                                                               3,041        3,087
                                                                                                   --------     --------
Total current assets                                                                                 70,248       72,578
                                                                                                   --------     --------
PROPERTY AND EQUIPMENT, net                                                                         195,650      185,970
                                                                                                   --------     --------
SERVICE ASSURANCE AGREEMENT, net                                                                     11,690       12,065
                                                                                                   --------     --------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                               1,578        1,576
                                                                                                   --------     --------
OTHER ASSETS, net                                                                                    25,575       29,751
                                                                                                   --------     --------

Total assets                                                                                       $304,741     $301,940
                                                                                                   ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current portion of long-term debt                                                          $ 16,012     $ 15,146
        Accounts payable                                                                             42,522       52,501
        Accrued expenses                                                                             11,234        9,738
                                                                                                   --------     --------
Total current liabilities                                                                            69,768       77,385
                                                                                                   --------     --------

LONG-TERM DEBT, less current portion                                                                 92,986       93,230
                                                                                                   --------     --------
OTHER LIABILITIES                                                                                     4,228        4,231
                                                                                                   --------     --------
DEFERRED INCOME TAX LIABILITIES, net                                                                 15,563       13,145
                                                                                                   --------     --------
DEFERRED ITEMS--grants from governmental agencies                                                    32,613       27,427
                                                                                                   --------     --------
DEFERRED GAIN--sale/leaseback                                                                         3,829        4,109
                                                                                                   --------     --------
MINORITY INTEREST                                                                                         -          584
                                                                                                   --------     --------
STOCKHOLDERS' EQUITY:

  Class A common stock, $0.01 par value, one vote per share; 12,000,000 shares authorized;
    4,482,080 and 4,453,368 issued and outstanding on June 30, 2000 and December 31, 1999,
    respectively                                                                                         45           45
  Class B common stock, $0.01 par value, 10 votes per share;
    1,500,000 shares authorized; 845,447 and 845,539 issued and outstanding on June 30, 2000
    and December 31, 1999, respectively                                                                   8            8
  Additional paid-in capital                                                                         47,102       47,072
  Retained earnings                                                                                  53,714       47,023
  Currency translation adjustment                                                                    (4,112)      (1,316)
  Less treasury stock, at cost, 1,000,000 Class A shares                                            (11,003)     (11,003)
                                                                                                   --------     --------

Total stockholders' equity                                                                           85,754       81,829
                                                                                                   --------     --------

Total liabilities and stockholders' equity                                                         $304,741     $301,940
                                                                                                   ========     ========

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)



                                                                              Six Months Ended
                                                                                  June 30,
                                                                              2000         1999
                                                                           ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $  6,690    $  2,414
    Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization                                            6,642       5,846
     Deferred income taxes                                                    2,485        (328)
     Gain on disposition of property and equipment                              (70)       (139)
     Minority interest expense                                                   30        --
     Valuation adjustment of U.S. dollar denominated foreign debt             1,486        --
     Changes in assets and liabilities
      Accounts receivable                                                       938       3,513
      Materials and supplies                                                   (486)       (430)
      Prepaid expenses and other                                              2,160         401
      Accounts payable and accrued expenses                                  (9,070)     (1,183)
      Other assets and liabilities, net                                         (14)        126
                                                                           ----------------------
    Net cash provided by operating activities                                10,791      10,220
                                                                           ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                      (16,588)     (6,871)
    Cash received in purchase of Rail-one Inc. less
     cash paid for common stock                                                 --           57
    Proceeds from disposition of property                                       157         183
                                                                           ----------------------
    Net cash used in investing activities                                   (16,431)     (6,631)
                                                                           ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES;
    Principal payments on long-term borrowings, including capital leases    (23,585)    (29,761)
    Proceeds from issuance of long-term debt                                 25,297      30,000
    Proceeds from governmental grants                                         5,768         221
    Proceeds from employee stock purchases                                       30          22
    Purchase of treasury stock                                                 --        (6,374)
                                                                           ----------------------
    Net cash provided by (used in) financing activities                       7,510      (5,892)
                                                                           ----------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   (454)       (246)
                                                                           ----------------------
INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS                             1,416      (2,549)

CASH AND CASH EQUIVALENTS, beginning of period                                7,791      14,396
                                                                           ----------------------
CASH AND CASH EQUIVALENTS, end of period                                   $  9,207    $ 11,847
                                                                           ======================
CASH PAID DURING PERIOD FOR:
    Interest                                                               $  3,782    $  3,154
    Income taxes                                                              1,205       4,076
                                                                           ======================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2000 and 1999, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K.

The results of operations for interim periods are not necessarily indicative of results of operations for the full year.

2.  EXPANSION OF OPERATIONS:

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V.

In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by February, 2001, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction, and $1.0 million in goodwill. The remaining purchase price ($5.3 million) was allocated to the 30-year operating license.

Genesee Rail-One Inc.

On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, has begun paying approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the options is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. As of June 30, 2000, these options are not exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company. During the second quarter of 2000, the Company purchased the remaining 5% minority interest with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 due in 2001 and 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

3.  CREDIT FACILITIES:

  On August 17, 1999, the Company amended and restated its credit facilities agreement (the Agreement) to provide for an increase in borrowings from $65.0 million to $150.0 million. The Agreement provides for $88.0 million in revolving credit facilities, including $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries, and $62.0 million in term loan facilities. The term loan facilities include a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The Agreement has a maturity date of August 17, 2004, provides for interest at various rates, plus the applicable margins, as defined in the Agreement and is secured by substantially all the assets of the Company and its subsidiaries. The Agreement requires the maintenance of certain commitment fees, prepayments from the issuance of new equity or debt and annual sale of assets, and covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the Agreement.

  Amounts outstanding under the Agreement which were borrowed by FCCM represent U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further Amendment to the Agreement, the income statement impact of the U.S. dollar denominated foreign debt revaluation will be significantly reduced.

4.  CONTINGENCIES:

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

5.  COMPREHENSIVE INCOME:

  Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three months and six months ended June 30, 2000 and 1999:


                       Statement of Comprehensive Income
                                 (in thousands)

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                              2000                1999               2000                1999
                                                              ----                ----               ----                ----
Net income                                                   $ 2,278              $2,746            $ 6,690              $2,414
Other comprehensive income (loss)
 - Foreign currency translation
 adjustments                                                  (1,093)                337             (2,796)                744
                                                 ------------------------------------------------------------------------------
Comprehensive income                                         $ 1,185              $3,083            $ 3,894              $3,158
                                                 ==============================================================================

6.  BUSINESS SEGMENT INFORMATION:

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

  The accounting policies of the reportable segments are the same as those of the consolidated company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the three-month and six-month periods ended June 30, 2000 and 1999 is shown in the following tables:



            The remainder of this page is intentionally left blank.

Business Segment
(amounts in thousands)
Three Months Ended June 30,

                                North American   Australian    Industrial
                                Railroad         Railroad      Switching
2000                            Operations       Operations    Operations      Total
------------------------------------------------------------------------------------
Revenues                         $ 39,751          $10,055       $2,548     $ 52,354
Operating income                    6,245            1,382          180        7,807
Other expense, net                 (3,815)            (295)        ( 77)      (4,187)
Income before taxes                 2,430            1,087          103        3,620
Identifiable assets               257,127           39,456        8,158      304,741
------------------------------------------------------------------------------------

                                North American   Australian    Industrial
                                Railroad         Railroad      Switching
1999                            Operations       Operations    Operations      Total
------------------------------------------------------------------------------------
Revenues                         $ 29,054          $10,559       $3,056     $ 42,669
Operating income                    4,338            1,162          223        5,723
Other expense, net                 (1,073)            (346)        (130)      (1,549)
Income before taxes                 3,265              816           93        4,174
Identifiable assets               191,933           43,515        9,020      244,468
------------------------------------------------------------------------------------


Six Months Ended June 30,
                                North American   Australian    Industrial
                                Railroad         Railroad      Switching
2000                            Operations       Operations    Operations      Total
------------------------------------------------------------------------------------
Revenues                         $ 81,991          $20,685       $5,089     $107,765
Operating income                   13,689            2,266          150       16,105
Other expense, net                 (4,647)            (653)        (210)      (5,510)
Income (loss) before taxes          9,042            1,613         ( 60)      10,595
Identifiable assets               257,127           39,456        8,158      304,741

                                North American   Australian    Industrial
                                Railroad         Railroad      Switching
1999                            Operations       Operations    Operations      Total
------------------------------------------------------------------------------------
Revenues                         $ 48,993          $21,580       $6,268     $ 76,841
Operating income (loss)             4,753            3,084         ( 76)       7,761
Other expense, net                 (2,542)            (756)        (242)      (3,540)
Income (loss) before taxes          2,211            2,328         (318)       4,221
Identifiable assets               191,933           43,515        9,020      244,468
------------------------------------------------------------------------------------

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

  When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one- time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions. The Company completed two acquisitions during the first four months of 1996, one in November 1996, and another in November 1997. On April 15, 1999, the Company began consolidating the results of Genesee Rail-One Inc. (as described below), and on September 1, 1999, the Company began operations of its newly-formed subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. as described below. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V.

  In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included $12.3 million of rolling stock, a $9.7 million advance payment on track improvements to be completed on the state-owned track property by February, 2001, a $1.0 million escrow payment which will be returned to the Company upon successful completion of the track improvements, an expected future utilization by the Company of $2.2 million of value-added taxes paid on the transaction, and $1.0 million in goodwill. The remaining purchase price ($5.3 million) was allocated to the 30-year operating license.

Genesee Rail-One Inc.

  On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, has begun paying approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the options is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. As of June 30, 2000, these options are not exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company. During the second quarter of 2000, the Company purchased the remaining 5% minority interest with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 due in 2001 and 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.





            The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

  Consolidated Operating Revenues

  Operating revenues were $52.4 million in the quarter ended June 30, 2000 compared to $42.7 million in the quarter ended June 30, 1999, a net increase of $9.7 million or 22.7%. The net increase was attributable to a $10.7 million increase in North American railroad revenues of which $8.2 million were revenues from new railroad operations in Mexico and $2.5 million were from increased revenues on existing North American operations, offset by a $504,000 decrease in revenues from Australian railroad operations and a $508,000 decrease in industrial switching revenues.

  The following three sections provide information on railroad revenues in North America and Australia, and industrial switching revenues in the United States.

  North American Railroad Operating Revenues

  North American railroad operating revenues were $39.8 million in the quarter ended June 30, 2000 compared to $29.1 million in the quarter ended June 30, 1999, an increase of $10.7 million or 36.8%. The increase was attributable to a $9.0 million increase in freight revenues and a $1.7 million increase in non-freight revenues. The increase of $9.0 million in North American freight revenues was due to $7.1 million in freight revenues attributable to new railroad operations in Mexico and $1.9 million in freight revenues on existing railroad operations. The increase on existing railroad operations includes a full quarter of activity for GRO in 2000 compared to a two and one-half month quarter in 1999.

  The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2000 and 1999:



            The remainder of this page is intentionally left blank.

   North American Freight Revenues and Carloads Comparison by Commodity Group
                      Quarters Ended June 30, 2000 and 1999
               (dollars in thousands, except average per carload)

                                                                                                                Average
                                                                                                                Freight
                                                                                                                Revenues
                                                                                                                Per
                              Freight Revenues                                      Carloads                    Carload
                              ----------------                                      --------                    -------

                                     % of                  % of                 % of                 % of
Commodity Group         2000         Total    1999         Total   2000         Total   1999         Total   2000   1999
---------------         ----         -----    ----         -----   ----         -----   ----         -----   ----   ----
Coal, Coke & Ores     $ 6,144        19.3%  $ 5,915        25.9%  26,512        29.1%  21,448        29.4%  $ 232  $ 276
Pulp & Paper            4,999        15.7%    3,982        17.5%  12,939        14.2%  10,395        14.2%    386    383
Minerals & Stone        4,954        15.6%    1,267         5.6%  10,955        12.0%   5,836         8.0%    452    217
Petroleum Products      4,708        14.8%    1,995         8.7%   7,983         8.8%   4,501         6.2%    590    443
Metals                  2,749         8.6%    2,343        10.3%  10,041        11.0%   8,578        11.7%    274    273
Chemicals &
Plastics                2,373         7.5%    2,243         9.8%   4,545         5.0%   4,508         6.2%    522    498
Lumber & Forest
Products                2,194         6.9%    2,231         9.8%   7,208         7.9%   7,119         9.7%    304    313
Farm & Food Products    1,641         5.2%    1,141         5.0%   4,491         4.9%   4,131         5.6%    365    276
Autos & Auto Parts        852         2.7%      650         2.9%   1,554         1.8%   1,279         1.8%    548    508
Other                   1,201         3.7%    1,039         4.5%   4,776         5.3%   5,221         7.2%    251    199
                     ------------------------------------------------------------------------------------

Total                 $31,815       100.0%  $22,806       100.0%  91,004       100.0%  73,016       100.0%    350    312
                     ===================================================================================================


  Pulp and Paper increased by $1.0 million or 25.5% of which $908,000 was on existing railroad operations and $109,000 was attributable to new railroad operations in Mexico. The increase on existing railroad operations consisted primarily of increases in Canada, Oregon and New York-Pennsylvania railroad operations resulting from a much stronger paper market in 2000 than in 1999.

  Minerals and Stone increased by $3.7 million or 291.0% of which $3.3 million was attributable to new railroad operations in Mexico and $345,000 was on existing railroad operations.

  Petroleum Products increased by $2.7 million or 136.0% of which $2.5 million was attributable to new railroad operations in Mexico and $206,000 was on existing railroad operations.

  Freight revenues from all remaining commodities reflected a net increase of $1.6 million or 10.2% of which $1.2 million was attributable to new railroad operations in Mexico and $406,000 was on existing railroad operations.

  Total North American carloads were 91,004 in the quarter ended June 30, 2000 compared to 73,016 in the quarter ended June 30, 1999, an increase of 17,988 or 24.6%. The increase of 17,988 consisted of 10,175 carloads attributable to new railroad operations in Mexico and 7,813 carloads on existing railroad operations of which 5,064 carloads were coal.

  The overall average revenue per carload increased to $350 in the quarter ended June 30, 2000, compared to $312 per carload in the quarter ended June 30, 1999, an increase of 12.2% due primarily to higher per carload revenues attributable to Mexico netted against a slight decrease on existing railroad operations. The decrease on existing operations is primarily attributable to lower per carload revenues from coal.

  North American non-freight railroad revenues were $7.9 million in the quarter ended June 30, 2000 compared to $6.2 million in the quarter June 30, 1999, an increase of $1.7 million or 27.0%. The increase is attributable to $1.1 million of non-freight revenues from new railroad operations in Mexico and $590,000 in non-freight revenues on existing railroad operations. The following table compares North America non-freight revenues for the quarters ended June 30, 2000 and 1999:

                             North American Railroad
                    Non-Freight Operating Revenue Comparison
                      Quarters Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                          2000                 1999
                                                          ----                 ----

                                                        $       %  of          $         % of
                                                             Non-Freight              Non-Freight
                                                               Revenue                  Revenue
Railroad switching                                   $2,733      34.5%      $1,653       26.5%
Car hire and rental income                            2,087      26.3%       2,233       35.7%
Car repair services                                     810      10.2%         582        9.3%
Other operating income                                2,305      29.0%       1,780       28.5%
                                                     ------     -----       ------      -----
Total non-freight revenues                           $7,935     100.0%      $6,248      100.0%
                                                     ======     =====       ======      =====

  Australian Operating Revenues

  Australian operating revenues were $10.1 million in the quarter ended June 30, 2000, compared to $10.6 million in the quarter ended June 30, 1999, a decrease of $504,000 or 4.8%. The decrease was attributable to a $393,000 decline in freight revenues and a $111,000 decrease in non-freight revenues. The decrease in Australian operating revenues is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The average currency exchange rate in the quarter ended June 30, 2000 was $0.590 compared to $0.654 in the quarter ended June 30, 1999, a decrease of $0.064 or 9.8%. In Australian dollars, operating revenues increased by approximately 5.6%.

  The following table outlines Australian freight revenues for the quarters ended June 30, 2000 and 1999:



            The remainder of this page is intentionally left blank.

     Australian Freight Revenues and Carloads Comparison by Commodity Group
                     Quarters Ended June 30, 2000 and 1999
               (dollars in thousands, except average per carload)

                                                                                                                Average
                                                                                                                Freight
                                                                                                                Revenues
                                                                                                                Per
                              Freight Revenues                                      Carloads                    Carload
                              ----------------                                      --------                    -------
Commodity Group                            % of            % of                 % of                 % of
---------------                2000        Total    1999   Total    2000        Total    1999        Total   2000   1999
                               ----        -----    ----   -----    ----        -----    ----        -----   ----   ----
Hook and Pull
(Haulage)                    $4,540        50.4%  $5,049   53.7%  13,956        21.9%  12,098        34.9%  $ 325  $ 417
Grain                         1,809        20.1%   2,830   30.1%   7,835        12.3%  10,852        31.3%    231    261
Iron Ores                     1,001        11.1%       -    0.0%  27,026        42.4%       -         0.0%     37      -
Gypsum                          790         8.8%     656    7.0%  11,365        17.8%   8,703        25.1%     70     75
Marble                          480         5.3%     487    5.2%   2,142         3.4%   1,967         5.7%    224    248
Lime                            355         3.9%     370    3.9%     969         1.5%   1,090         3.0%    366    339
Other                            27         0.4%       3    0.1%     410         0.7%       -         0.0%     66      -
                           ------------------------------------------------------------------------------

Total                        $9,002       100.0%  $9,395  100.0%  63,703       100.0%  34,710       100.0%    141    271
                           ==============================================================================


  The net decrease of $393,000 in Australian freight revenues was primarily attributable to decreases in the shipment of Grain of $1.0 million and Hook and Pull of $509,000, offset by an increase of $1.0 million from the shipment of Iron Ores for a new customer. Grain revenues for the 1999 quarter reflect the strong harvest experienced during the 1998/99 season. Freight revenues from all remaining commodities increased $136,000.

  Australia carloads were 63,703 in the quarter ended June 30, 2000 compared to 34,710 in the quarter ended June 30, 1999, a net increase of 28,993 or 83.5%. The net increase of 28,993 was primarily the result of 27,026 carloads from the shipment of Iron Ores for a new customer. The net remaining increase of 1,967 is comprised of a 2,662 carload increase in Gypsum, a 1,858 carload increase in Hook and Pull and a net increase in all other non-grain commodities of 464 carloads offset by a decrease in grain carloads of 3,017.

  The overall average revenue per carload decreased to $141 in the quarter ended June 30, 2000, compared to $271 per carload in the quarter ended June 30, 1999, a decrease of 47.8% due primarily to the increase in Iron Ore carloads at a lower revenue per carload. Excluding Iron Ores, the average revenue per carload in the quarter ended June 30, 2000 was $218, a decrease of 19.6% due primarily to lower revenue per car for Hook and Pull and Grain.

  Australian non-freight revenues were $1.1 million in the quarter ended June 30, 2000, compared to $1.2 million in the quarter ended June 30, 1999, a decrease of $111,000 or 9.5 %. The following table compares Australian non-freight revenues for the quarters ended June 30, 2000 and 1999:



             The remainder of this page is intentionally left blank.

                               Australian Railroad
                    Non-freight Operating Revenue Comparison
                      Quarters Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                            2000                1999
                                                            ----                ----

                                                       $        % of         $       % of
                                                             Non-freight          Non-freight
                                                               Revenue              Revenue
Car hire and rental income                           $  576      54.7%     $  702     60.3%
Other operating income                                  477      45.3%        462     39.7%
                                                     ------     -----      ------    -----
Total non-freight revenues                           $1,053     100.0%     $1,164    100.0%
                                                     ======     =====      ======    =====

Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $2.5 million in the quarter ended June 30, 2000 compared to $3.1 million in the quarter ended June 30, 1999, a decrease of $508,000 or 16.6% due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999.

Consolidated Operating Expenses

  Operating expenses for all operations combined were $44.5 million in the quarter ended June 30, 2000, compared to $36.9 million in the quarter ended June 30, 1999, an increase of $7.6 million or 20.6%. Expenses attributable to North American railroad operations were $33.5 million in the quarter ended June 30, 2000, compared to $24.7 million in the quarter ended June 30, 1999, an increase of $8.8 million or 35.6% of which $6.8 million were expenses attributable to new railroad operations in Mexico and $2.0 million were expenses attributable to existing railroad operations. Expenses attributable to operations in Australia were $8.7 million in the quarter ended June 30, 2000, compared to $9.4 million in the quarter ended June 30, 1999, a decrease of $724,000 or 7.7%. Expenses attributable to U.S. industrial switching were $2.4 million in the quarter ended June 30, 2000, compared to $2.8 million in the quarter ended June 30, 1999, a decrease of $466,000 or 16.4%.

  The following three sections provide information on railroad expenses in North America and Australia, and industrial switching expenses in the United States.

  North America Railroad Operating Expenses

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the quarters ended June 30, 2000 and 1999:



            The remainder of this page is intentionally left blank.

                            North American Railroad
                          Operating Expense Comparison
                     Quarters Ended June 30, 2000 and 1999
                             (dollars in thousands)


                                                              2000                     1999
                                                            --------                 --------
                                                                   % of                      % of
                                                                 Operating                 Operating
                                                         $       Revenue          $        Revenue
Labor and benefits                                    $13,970      35.1%       $ 9,351      32.2%
Equipment rents                                         4,726      11.9%         3,630      12.5%
Purchased services                                      2,924       7.4%         1,677       5.8%
Depreciation and amortization                           2,711       6.8%         2,397       8.3%
Diesel fuel                                             2,839       7.1%         1,321       4.5%
Casualties and insurance                                1,370       3.4%         1,197       4.1%
Materials                                               2,590       6.5%         1,766       6.1%
Other expenses                                          2,375       6.1%         3,376      11.6%
                                                      -------      ----        -------      ----
Total operating expenses                              $33,505      84.3%       $24,715      85.1%
                                                      =======      ====        =======      ====

  Labor and benefits expense was $14.0 million in the quarter ended June 30, 2000 compared to $9.4 million in the quarter ended June 30, 1999, an increase of $4.6 million or 49.4% of which $2.8 million was attributable to new railroad operations in Mexico and $1.8 million was attributable to existing railroad operations. The increase on existing railroad operations primarily relates to increased freight operations and the addition of senior administrative and safety personnel.

  Equipment rents were $4.7 million in the quarter ended June 30, 2000 compared to $3.6 million in the quarter ended June 30, 1999, an increase of $1.1 million or 30.2% primarily attributable to increased car hire of approximately $205,000 and freight car, equipment and locomotive rental of approximately $850,000 on existing railroad operations.

  Purchased services were $2.9 million in the quarter ended June 30, 2000 compared to $1.7 million in the quarter ended June 30, 1999, an increase of $1.2 million or 74.4% of which $677,000 was attributable to new railroad operations in Mexico and $570,000 was attributable to existing railroad operations.

  Diesel fuel expense was $2.8 million in the quarter ended June 30, 2000 compared to $1.3 million in the quarter ended June 30, 1999, an increase of $1.5 million or 114.9% of which $720,000 was attributable to new railroad operations in Mexico and $798,000 was attributable to an increase on existing railroad operations. The increase on existing railroad operations is primarily the result of significant fuel price increases experienced at all operating locations.

  All other expenses combined were $9.0 million in the quarter ended June 30, 2000 compared to $8.7 million in the quarter ended June 30, 1999, a net increase of $310,000 or 3.5% which consisted of $2.5 million attributable to new railroad operations in Mexico and a decrease of $2.2 million attributable to existing railroad operations. The decrease on existing railroad operations was primarily due to reduced acquisition and other costs of $1.7 million, reduced casualties and insurance of $326,000, and reduced depreciation of $158,000 due to asset disposals.

  Australian Railroad Operating Expenses

  Expenses attributable to operations in Australia were $8.7 million in the quarter ended June 30, 2000, compared to $9.4 million in the quarter ended June 30, 1999, a decrease of $724,000 or 7.7%. The decrease in Australian operating expense is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The average currency exchange rate in the quarter ended June 30, 2000 was $0.590 compared to $0.654 in the quarter ended June 30, 1999, a decrease of $0.064 or 9.8%. In Australian dollars, operating expense increased by approximately 2.4%. The following table sets forth a comparison of the Company's Australian railroad operating expenses in the quarters ended June 30, 2000 and 1999:

                         Australian Railroad Operations
                          Operating Expense Comparison
                     Quarters Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                             2000                   1999
                                                             ----                   ----

                                                                   % of                   % of
                                                                 Operating              Operating
                                                        $         Revenue       $        Revenue
Labor and benefits                                    $1,369       13.6%      $1,436      13.6%
Equipment rents                                           53        0.5%          69       0.7%
Purchased services                                     3,003       29.9%       2,969      28.1%
Depreciation and amortization                            584        5.8%         534       5.1%
Diesel fuel                                            2,186       21.7%       1,980      18.8%
Casualties and insurance                                 214        2.1%         627       5.9%
Materials                                                371        3.7%         376       3.6%
Other expenses                                           893        9.0%       1,406      13.2%
                                                      ------       ----       ------      ----
Total operating expenses                              $8,673       86.3%      $9,397      89.0%
                                                      ======       ====       ======      ====

  Diesel fuel was $2.2 million in the quarter ended June 30, 2000 compared to $2.0 million in the quarter ended June 30, 1999, an increase of $206,000 or 10.4%, due primarily to fuel price increases.

  Casualties and insurance was $214,000 in the quarter ended June 30, 2000 compared to $627,000 in the quarter ended June 30, 1999, a decrease of $413,000 or 65.9%, due primarily to a reduction of approximately $300,000 in derailment expense and a reduction of approximately $100,000 in insurance premium expense.

  All other expenses combined were $6.3 million in the quarter ended June 30, 2000 compared to $6.8 million in the quarter ended June 30, 1999, a decrease of $517,000 or 7.6% due primarily to reductions of approximately $200,000 in trackage rights, $100,000 in regulatory costs, $100,000 in fringe benefit provisions and a net reduction of approximately $100,000 in all other expenses.

U.S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the quarters ended June 30, 2000 and 1999:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                     Quarters Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                            2000                1999
                                                            ----                ----

                                                                 % of                 % of
                                                               Operating            Operating
                                                        $       Revenue      $       Revenue
Labor and benefits                                    $1,511     59.3%     $2,099     68.7%
Equipment rents                                           45      1.8%         47      1.5%
Purchased services                                        53      2.1%        111      3.6%
Depreciation and amortization                            160      6.3%        221      7.2%
Diesel fuel                                              122      4.8%        101      3.3%
Casualties and insurance                                 128      5.0%        266      8.7%
Materials                                                147      5.8%        233      7.7%
Other expenses                                           202      7.8%       (244)    -8.0%
                                                      ------     ----      ------     ----
Total operating expenses                              $2,368     92.9%     $2,834     92.7%
                                                      ======     ====      ======     ====

  Labor and benefits expense was $1.5 million in the quarter ended June 30, 2000 compared to $2.1 million in the quarter ended June 30, 1999, a decrease of $588,000 or 28.0%, due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999.

  All other expenses combined were $857,000 in the quarter ended June 30, 2000 compared to $735,000 in the quarter ended June 30, 1999, an increase of $122,000 or 16.6%. Although the quarter to quarter comparison reflects an increase of $122,000, the 1999 quarter included a one-time credit of $305,000. Excluding the credit in 1999, the quarter to quarter comparison would result in a decrease of $183,000 due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999. The credit balance in 1999 reflected the reclassification of $305,000 of administrative expense to railroad operations expense.

Operating Ratios

  The Company's combined operating ratio decreased to 85.1% in the quarter ended June 30, 2000 from 86.6% in the quarter ended June 30, 1999. The operating ratio for North American railroad operations decreased to 84.3% in the quarter ended June 30, 2000 from 85.1% in the quarter ended June 30, 1999. The operating ratio for Australian railroad operations decreased to 86.3% in the quarter ended June 30, 2000 from 89.0% in the quarter ended June 30, 1999. The operating ratio for U.S. industrial switching operations increased slightly to 92.9% in the quarter ended June 30, 2000 from 92.7% in the quarter ended June 30, 1999.

Valuation Adjustment of U.S. Dollar Denominated Foreign Debt

  Amounts outstanding under the Company's credit facilities which were borrowed by FCCM represent U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses which totaled a loss of $2.4 million in the quarter ended June 30, 2000. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further Amendment to the credit facilities, the income statement impact of the U.S. dollar denominated foreign debt revaluation will be significantly reduced.

Interest Expense and Income Taxes

  Interest expense in the quarter ended June 30, 2000 was $2.5 million compared to $1.9 million in the quarter ended June 30, 1999, an increase of $590,000 or 30.6% due primarily to financing of the FCCM acquisition. The Company's effective income tax rate in the quarter ended June 30, 2000 was 37.1% which compared to 34.2% in the quarter ended June 30, 1999. The increase is primarily attributable to a change in the effective tax rate on Canadian operations.

Net Income and Earnings Per Share

  The Company's net income in the quarter ended June 30, 2000 was $2.3 million compared to net income of $2.7 million in the quarter ended June 30, 1999, a decrease of $468,000. The decrease in net income is the net result of an increase in net income from operations in Australia of $186,000 and an increase in the net income of industrial switching operations of $73,000, offset by a decrease in net income from North America railroad operations of $726,000 which includes approximately $1.5 million of the after-tax effect of the non-cash loss from the depreciation of the Mexican peso. Excluding the approximately $1.5 million after-tax effect of the non-cash loss, net income from North America railroad operations increased by approximately $769,000 or 34.5%.

  Basic and Diluted Earnings Per Share in the quarter ended June 30, 2000 were $0.53 and $0.51, respectively, on weighted average shares of 4.3 million and 4.5 million, respectively, compared to earnings of $0.62 and $0.62, respectively, on weighted average shares of 4.4 million in the quarter ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Consolidated Operating Revenues

  Operating revenues were $107.8 million in the six months ended June 30, 2000 compared to $76.8 million in the six months ended June 30, 1999, a net increase of $31.0 million or 40.2%. The net increase was attributable to a $33.0 million increase in North American railroad revenues of which $16.6 million were revenues from new railroad operations in Mexico, $7.6 million were from increased revenues on existing North American operations and $8.8 million was from the acquisition of GRO, offset by a $895,000 decrease in revenues from Australian railroad operations and a $1.2 million decrease in industrial switching revenues. The $8.8 million from the acquisition of GRO represents revenues for the first quarter of 2000 for which there are no comparable revenues in 1999.

  The following three sections provide information on railroad revenues in North America and Australia, and industrial switching revenues in the United States.

North American Railroad Operating Revenues

  North American railroad operating revenues were $82.0 million in the six months ended June 30, 2000 compared to $49.0 million in the six months ended June 30, 1999, an increase of $33.0 million or 67.4%. The increase was attributable to a $27.6 million increase in freight revenues and a $5.4 million increase in non- freight revenues. The increase of $27.6 million in North American freight revenues was due to $14.4 million in freight revenues attributable to new railroad operations in Mexico, an increase of $6.1 million in freight revenues on existing railroad operations and $7.1 million from the acquisition of GRO. The $7.1 million from the acquisition of GRO represents revenues for the first quarter of 2000 for which there are no comparable revenues in 1999.

  The following table compares North American freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2000 and 1999:

   North American Freight Revenues and Carloads Comparison by Commodity Group
                    Six months Ended June 30, 2000 and 1999
               (dollars in thousands, except average per carload)

                                                                                                               Average
                                                                                                               Freight
                                                                                                               Revenues
                                                                                                               Per
                                Freight Revenues                                    Carloads                   Carload
                                ----------------                                    --------                   -------

Commodity Group                      % of                  % of                  % of                 % of
---------------         2000         Total    1999         Total    2000         Total    1999        Total    2000   1999
                        ----         -----    ----         -----    ----         -----    ----        -----    ----   ----
Coal, Coke & Ores     $13,383        20.5%  $ 9,589        25.4%   59,102        30.9%   36,420        29.8%  $ 226  $ 263
Pulp & Paper            9,864        15.1%    5,993        15.9%   25,704        13.4%   16,101        13.2%    384    372
Petroleum Products      9,726        14.9%    3,892        10.3%   16,338         8.5%    8,676         7.1%    595    449
Minerals & Stone        8,802        13.5%    1,761         4.7%   19,916        10.4%    7,558         6.2%    442    233
Metals                  5,273         8.1%    3,389         9.0%   19,081        10.0%   12,837        10.5%    276    264
Farm & Food Products    5,108         7.8%    2,159         5.7%   14,419         7.5%    7,722         6.3%    354    280
Chemicals &
Plastics                4,634         7.1%    4,052        10.7%    8,957         4.7%    7,979         6.5%    517    508
Lumber & Forest
 Products               4,398         6.7%    3,890        10.3%   14,324         7.5%   12,920        10.6%    307    301
Autos & Auto Parts      1,609         2.5%    1,250         3.3%    2,934         1.5%    2,461         2.0%    548    508
Other                   2,525         3.8%    1,739         4.7%   10,462         5.6%    9,390         7.8%    241    185
                    ---------------------------------------------------------------------------------------

Total                 $65,322       100.0%  $37,714       100.0%  191,237       100.0%  122,064       100.0%    342    309
                    ======================================================================================================


  Coal increased by $3.8 million or 39.6% of which $3.7 million was on existing railroad operations and $63,000 was from the acquisition of GRO. The increase on existing railroad operations was primarily attributable to a return to normalized shipments at a key customer's facilities compared to reduced shipments in the first six months of 1999 due to scheduled inventory reductions and planned maintenance projects at the key customer's facilities.

  Pulp and Paper increased by $3.9 million or 64.6% of which $204,000 was attributable to new railroad operations in Mexico, $1.5 million was on existing railroad operations and $2.2 million was from the acquisition of GRO. The increase on existing railroad operations consisted primarily of increases in Canada (in the second quarter), Oregon and New York-Pennsylvania resulting from a much stronger paper market in 2000 than in 1999.

  Petroleum Products increased by $5.8 million or 149.9% of which $5.4 million was attributable to new railroad operations in Mexico, $358,000 was on existing railroad operations and $63,000 was from the acquisition of GRO.

  Minerals and Stone increased by $7.0 million or 399.8% of which $5.9 million was attributable to new railroad operations in Mexico, $788,000 was on existing railroad operations and $391,000 was from the acquisition of GRO.

  Metals increased by $1.9 million or 55.6% of which $99,000 was attributable to new railroad operations in Mexico, $561,000 was on existing railroad operations and $1.2 million was from the acquisition of GRO.

  Farm and Food Products increased by $2.9 million or 136.6% of which $1.5 million was attributable to new railroad operations in Mexico and $1.5 million was from the acquisition of GRO, which was offset by $42,000 decrease on existing railroad operations.

  Freight revenues from all remaining commodities reflected a net increase of $2.2 million or 20.4% of which $1.4 million was attributable to new railroad operations in Mexico and $1.6 million was from the acquisition of GRO, offset by a $755,000 decrease on existing railroad operations.

  Total North American carloads were 191,237 in the six months ended June 30, 2000 compared to 122,064 in the six months ended June 30, 1999, an increase of 69,173 or 56.7%. The increase of 69,173 consisted of an increase of 20,980 carloads attributable to new railroad operations in Mexico, 26,871 carloads were on existing railroad operations of which 22,679 carloads were coal, and 21,322 carloads were attributable to the acquisition of GRO.

  The overall average revenue per carload increased to $342 in the six months ended June 30, 2000, compared to $309 per carload in the six months ended June 30, 1999, an increase of 10.7% due primarily to higher per carload revenues attributable to Canada and Mexico netted against a slight decrease on existing railroad operations.

  North American non-freight railroad revenues were $16.7 million in the six months ended June 30, 2000 compared to $11.3 million in the six months June 30, 1999, an increase of $5.4 million or 47.8%. The increase is the result of $2.2 million of non-freight revenues attributable to new railroad operations in Mexico, an increase of $1.5 million in non-freight revenues on existing railroad operations and $1.7 million of non-freight revenues attributable to the acquisition of GRO. The $1.7 million from the acquisition of GRO represents non-freight revenues for the first quarter of 2000 for which there are no comparable revenues in 1999. The following table compares North America non-freight revenues for the six months ended June 30, 2000 and 1999:

                             North American Railroad
                    Non-Freight Operating Revenue Comparison
                     Six months Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                             2000                    1999
                                                             ----                    ----

                                                          $        % of           $         % of
                                                                Non-Freight              Non-Freight
                                                                  Revenue                  Revenue
Railroad switching                                    $ 5,550      33.3%      $ 3,410       30.2%
Car hire and rental income                              4,040      24.2%        3,742       33.2%
Car repair services                                     1,672      10.0%        1,051        9.3%
Other operating income                                  5,406      32.5%        3,076       27.3%
                                                      -------     -----       -------      -----
Total non-freight revenues                            $16,668     100.0%      $11,279      100.0%
                                                      =======     =====       =======      =====

  Australian Operating Revenues

  Australian operating revenues were $20.7 million in the six months ended June 30, 2000, compared to $21.6 million in the six months ended June 30, 1999, a decrease of $895,000 or 4.1%. The decrease was attributable to a $695,000 decline in freight revenues and a $200,000 decrease in non-freight revenues. The decrease in Australian operating revenues is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The average currency exchange rate in the six months ended June 30, 2000 was $0.610 compared to $0.643 in the six months ended June 30, 1999, a decrease of $0.033 or 5.2%. In Australian dollars, operating revenues increased by approximately 1.1%.

  The following table outlines Australian freight revenues for the six months ended June 30, 2000 and 1999:


     Australian Freight Revenues and Carloads Comparison by Commodity Group
                     Six months Ended June 30, 2000 and 1999
               (dollars in thousands, except average per carload)

                                                                                                                  Average
                                                                                                                  Freight
                                                                                                                  Revenues
                                                                                                                  Per
                                     Freight Revenues                                     Carloads                Carload
                                     ----------------                                     --------                -------
Commodity Group                                  % of              % of                 % of                 % of
---------------                      2000        Total     1999   Total    2000         Total    1999        Total   2000   1999
                                     ----        -----     ----   -----    ----         -----    ----        -----   ----   ----
Hook and Pull
(Haulage)                         $ 8,848        47.5%  $ 9,256   47.9%   27,463        21.7%  27,011        34.0%  $ 322  $ 343
Grain                               4,469        24.0%    6,504   33.7%   18,305        14.4%  24,758        31.1%    244    263
Iron Ores                           2,033        10.9%        -    0.0%   52,753        41.6%       -         0.0%     39      -
Gypsum                              1,481         8.0%    1,309    6.8%   21,076        16.6%  17,649        22.2%     70     74
Marble                                961         5.2%      959    5.0%    4,160         3.3%   3,937         4.9%    231    244
Lime                                  786         4.2%      623    3.2%    2,149         1.7%   1,868         2.3%    366    334
Coal                                    -         0.0%      664    3.4%        -         0.0%   4,317         5.4%      -    154
Other                                  49         0.2%        7    0.0%      776         0.7%      12         0.1%     63    583
                                ---------------------------------------------------------------------------------

Total                             $18,627       100.0%  $19,322  100.0%  126,682       100.0%  79,552       100.0%    147    243
                                =================================================================================


  The net decrease of $695,000 in Australian freight revenues was primarily attributable to decreases in the shipment of Grain of $2.0 million, Coal of $664,000, and Hook and Pull of $408,000, offset by an increase of $2.0 million from the shipment of Iron Ores for a new customer and an increase from all remaining commodities of $379,000. Grain revenues for the six months of 1999 reflect the strong harvest experienced during the 1998/99 season. There were no freight revenues from coal in the six months ended June 30, 2000, due to the non-renewal of a coal contract.

  Australia carloads were 126,682 in the six months ended June 30, 2000 compared to 79,552 in the six months ended June 30, 1999, a net increase of 47,130 or 59.2%. The net increase of 47,130 was primarily the result of 52,753 carloads from the shipment of Iron Ores for a new customer and an increase in carloads from Gypsum of 3,427, offset by decreases in carloads from Grain and Coal of 6,453 and 4,317, respectively. The net remaining increase from all other commodities was 1,720 carloads.

  The overall average revenue per carload decreased to $147 in the six months ended June 30, 2000, compared to $243 per carload in the six months ended June 30, 1999, a decrease of 39.5% due primarily to the increase in Iron Ores carloads at a lower revenue per carload. Excluding Iron Ores, the average revenue per carload in the six months ended June 30, 2000 was $224, a decrease of 7.8% due primarily to lower revenue per carload for Hook and Pull and Grain.

  Australian non-freight revenues were $2.1 million in the six months ended June 30, 2000, compared to $2.3 million in the six months ended June 30, 1999, a decrease of $200,000 or 8.9%. The following table compares Australian non-freight revenues for the six months ended June 30, 2000 and 1999:

                              Australian Railroad
                    Non-freight Operating Revenue Comparison
                    Six months Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                          2000                1999
                                                          ----                ----

                                                      $         % of       $        % of
                                                             Non-freight         Non-freight
                                                               Revenue             Revenue
Car hire and rental income                           $1,234     60.0%    $1,416     62.7%
Other operating income                                  824     40.0%       842     37.3%
                                                     ------    -----     ------    -----
Total non-freight revenues                           $2,058    100.0%    $2,258    100.0%
                                                     ======    =====     ======    =====

Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $5.1 million in the six months ended June 30, 2000 compared to $6.3 million in the six months ended June 30, 1999, a decrease of $1.2 million or 18.8% due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999.

Consolidated Operating Expenses

  Operating expenses for all operations combined were $91.7 million in the six months ended June 30, 2000, compared to $69.1 million in the six months ended June 30, 1999, a net increase of $22.6 million or 32.7%. Expenses attributable to North American railroad operations were $68.3 million in the six months ended June 30, 2000, compared to $44.2 million in the six months ended June 30, 1999, an increase of $24.1 million or 54.4% of which $13.1 million were expenses attributable to new railroad operations in Mexico, $3.4 million were expenses attributable to existing railroad operations and $7.6 million were expenses attributable to the acquisition of GRO. Expenses attributable to operations in Australia were $18.4 million in the six months ended June 30, 2000, compared to $18.5 million in the six months ended June 30, 1999, a decrease of $77,000. Expenses attributable to U.S. industrial switching were $4.9 million in the six months ended June 30, 2000, compared to $6.3 million in the six months ended June 30, 1999, a decrease of $1.4 million or 22.1%. The $7.6 million of expenses attributable to the acquisition of GRO represents the first quarter of 2000 for which there are no comparable expenses in 1999.

  The following three sections provide information on railroad expenses in North America and Australia, and industrial switching expenses in the United States.

  North American Railroad Operating Expenses

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the six months ended June 30, 2000 and 1999:

                            North American Railroad
                          Operating Expense Comparison
                    Six months Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                           2000                   1999
                                                           ----                   ----

                                                                 % of                  % of
                                                               Operating             Operating
                                                         $      Revenue       $       Revenue
Labor and benefits                                    $27,923    34.1%     $17,141     35.0%
Equipment rents                                         9,874    12.0%       6,361     13.0%
Purchased services                                      5,667     6.9%       2,702      5.5%
Depreciation and amortization                           5,133     6.3%       4,390      9.0%
Diesel fuel                                             6,226     7.6%       2,050      4.2%
Casualties and insurance                                3,158     3.9%       1,785      3.6%
Materials                                               5,496     6.7%       3,081      6.3%
Other expenses                                          4,825     5.8%       6,731     13.7%
                                                      -------    ----      -------     ----
Total operating expenses                              $68,302    83.3%     $44,241     90.3%
                                                      =======    ====      =======     ====

  Labor and benefits expense was $27.9 million in the six months ended June 30, 2000 compared to $17.1 million in the six months ended June 30, 1999, an increase of $10.8 million or 62.9% of which $5.5 million was attributable to new railroad operations in Mexico, $3.3 million was attributable to existing railroad operations and $2.0 million was attributable to the acquisition of GRO. The increase on existing railroad operations relates to increased freight operations and the addition of senior administrative and safety personnel.

  Equipment rents were $9.9 million in the six months ended June 30, 2000 compared to $6.4 million in the six months ended June 30, 1999, an increase of $3.5 million or 55.2% of which $249,000 was attributable to new railroad operations in Mexico, $1.5 million was attributable to existing railroad operations and $1.7 million was attributable to the acquisition of GRO.

  Purchased services were $5.7 million in the six months ended June 30, 2000 compared to $2.7 million in the six months ended June 30, 1999, an increase of $3.0 million or 109.7% of which $1.3 million was attributable to new railroad operations in Mexico and $707,000 was attributable to an increase on existing railroad operations and $987,000 was attributable to the acquisition of GRO.

  Diesel fuel expense was $6.2 million in the six months ended June 30, 2000 compared to $2.1 million in the six months ended June 30, 1999, an increase of $4.1 million or 203.7% of which $1.5 million was attributable to new railroad operations in Mexico, $1.6 million was attributable to an increase on existing railroad operations and $1.1 million was attributable to the acquisition of GRO. The increase on existing railroad operations is primarily the result of significant fuel price increases experienced at all operating locations.

  All other expenses combined were $18.6 million in the six months ended June 30, 2000 compared to $16.0 million in the six months ended June 30, 1999, a net increase of $2.6 million or 16.4% of which $4.5 million was attributable to new railroad operations in Mexico and $1.7 million was attributable to the acquisition of GRO, offset by a $3.6 million decrease on existing railroad operations primarily due to reduced acquisition costs in the 2000 period.

  Australian Railroad Operating Expenses

  Expenses attributable to operations in Australia were $18.4 million in the six months ended June 30, 2000, compared to $18.5 million in the six months ended June 30, 1999, a decrease of $77,000. The decrease in Australian operating expense is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The average currency exchange rate in the six months ended June 30, 2000 was $0.610 compared to $0.643 in the six ended June 30, 1999, a decrease of $0.033 or 5.2%. In Australian dollars, operating expense increased by approximately 5.1%. The following table sets forth a comparison of the Company's Australian railroad operating expenses in the six months ended June 30, 2000 and 1999:

                         Australian Railroad Operations
                          Operating Expense Comparison
                    Six months Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                               2000                1999
                                                               ----                ----

                                                                   % of                   % of
                                                                 Operating              Operating
                                                         $        Revenue       $        Revenue
Labor and benefits                                    $ 2,819      13.6%     $ 2,809      13.0%
Equipment rents                                           100       0.5%          97       0.4%
Purchased services                                      6,425      31.1%       5,924      27.5%
Depreciation and amortization                           1,189       5.7%       1,029       4.8%
Diesel fuel                                             4,370      21.1%       3,959      18.3%
Casualties and insurance                                  805       3.9%       1,249       5.8%
Materials                                                 688       3.3%         859       4.0%
Other expenses                                          2,023       9.8%       2,570      11.9%
                                                      -------      ----      -------      ----
Total operating expenses                              $18,419      89.0%     $18,496      85.7%
                                                      =======      ====      =======      ====

  Purchased services were $6.4 million in the six months ended June 30, 2000 compared to $5.9 million in the six months ended June 30, 1999, an increase of $501,000 or 8.5%, due primarily to contract maintenance costs associated with new Iron Ore movements.

  Diesel fuel was $4.4 million in the six months ended June 30, 2000 compared to $4.0 million in the six months ended June 30, 1999, an increase of $411,000 or 10.4%, due primarily to fuel price increases.

  All other expenses combined were $7.6 million in the six months ended June 30, 2000 compared to $8.6 million in the six months ended June 30, 1999, a decrease of

$989,000 or 11.5% due primarily to decreases in casualties and insurance of $444,000 and other expenses of $545,000.

U.S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the six months ended June 30, 2000 and 1999:

                           U.S. Industrial Switching
                          Operating Expense Comparison
                    Six months Ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                             2000               1999
                                                             ----               ----

                                                                 % of                 % of
                                                               Operating            Operating
                                                        $       Revenue      $       Revenue
Labor and benefits                                    $3,053     60.0%     $4,443     70.9%
Equipment rents                                           91      1.8%         93      1.5%
Purchased services                                       148      2.9%        218      3.5%
Depreciation and amortization                            320      6.3%        428      6.8%
Diesel fuel                                              282      5.5%        220      3.5%
Casualties and insurance                                 253      5.0%        659     10.5%
Materials                                                325      6.4%        434      6.9%
Other expenses                                           467      9.2%       (151)    -2.4%
                                                      ------     ----      ------    -----
Total operating expenses                              $4,939     97.1%     $6,344    101.2%
                                                      ======     ====      ======    =====

  Labor and benefits expense was $3.1 million in the six months ended June 30, 2000 compared to $4.4 million in the six months ended June 30, 1999, a decrease of $1.3 million or 31.3%, due primarily to the Company's decision to exit an unprofitable switching contract.

  All other expenses combined were $1.9 million in the six months ended June 30, 2000 compared to $1.9 million in the six months ended June 30, 1999.

Operating Ratios

  The Company's combined operating ratio decreased to 85.1% in the six months ended June 30, 2000 from 89.9% in the six months ended June 30, 1999. The operating ratio for North American railroad operations decreased to 83.3% in the six months ended June 30, 2000 from 90.3% in the six months ended June 30, 1999. The operating ratio for Australian railroad operations increased to 89.0% in the six months ended June 30, 2000 from 85.7% in the six months ended June 30, 1999. The operating ratio for U.S. industrial switching operations decreased to 97.1% in the six months ended June 30, 2000 from 101.2% in the six months ended June 30, 1999.

Valuation Adjustment of U.S. Dollar Denominated Foreign Debt

  Amounts outstanding under the Company's credit facilities which were borrowed by FCCM represent U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses which totaled a loss of $1.5 million in the six months ended June 30, 2000.

On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further Amendment to the credit facilities, the income statement impact of the U.S. dollar denominated foreign debt revaluation will be significantly reduced.

Interest Expense and Income Taxes

  Interest expense in the six months ended June 30, 2000 was $5.3 million compared to $3.3 million in the six months ended June 30, 1999, an increase of $2.0 million or 58.6% due primarily to financing of the GRO and FCCM acquisitions. The Company's effective income tax rate in the six months ended June 30, 2000 was 36.9% which compared to 42.8% in the six months ended June 30, 1999. The decrease is primarily attributable to a statutory reduction in the Australian income tax rate and lower effective tax rates in the United States and Mexico.

Net Income and Earnings Per Share

  The Company's net income in the six months ended June 30, 2000 was $6.7 million compared to net income of $2.4 million in the six months ended June 30, 1999, an increase of $4.3 million. The increase in net income is the net result of an increase in net income from North America railroad operations of $4.5 million and a decrease in the net loss from industrial switching operations of $249,000, offset by a decrease in net income from operations in Australia of $445,000. The net income from North America railroad operations of $4.5 million includes approximately $985,000 of the after-tax effect of the non-cash loss from the depreciation of the Mexican peso. Excluding the approximately $985,000 after- tax effect of the non-cash loss, net income from North America railroad operations increased by approximately $5.5 million.

  Basic and Diluted Earnings Per Share in the six months ended June 30, 2000 were $1.55 and $1.50, respectively, on weighted average shares of 4.3 million and 4.5 million, respectively, compared to earnings of $0.52 and $0.51, respectively, on weighted average shares of 4.7 million in the six months ended June 30, 1999. The change in weighted average shares outstanding primarily reflects the impact of a 1.0 million share buy-back program which ended in May, 1999.

Liquidity and Capital Resources

  During the six months ended June 30, 2000, the Company generated cash from operations of $10.8 million, invested $16.6 million in capital assets (including $5.8 million in state grant funds received for track rehabilitation and construction), had a net increase in debt of $1.7 million, and received $157,000 in proceeds from the disposition of property.

  During the six months ended June 30, 1999, the Company generated cash from operations of $10.2 million, invested $6.9 million in capital assets (including $221,000 in state grant funds received for track rehabilitation and construction), received cash of $57,000 in the purchase of Rail-One Inc. less cash paid for common stock, had a net increase in debt of $239,000 and received $183,000 in proceeds from the disposition of property.

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized the Company to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. In May, 1999, the Company completed its purchase of the one million shares authorized by the board of directors at a total cost of $11.0 million.

  Credit Facilities - On August 17, 1999, the Company amended and restated its credit facilities agreement (the Agreement) to provide for an increase in borrowings from $65.0 million to $150.0 million. The Agreement provides for $88.0 million in revolving credit facilities, including $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries, and $62.0 million in term loan facilities. The term loan facilities include a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The Agreement has a maturity date of August 17, 2004, provides for interest at various rates, plus the applicable margins, as defined in the Agreement and is secured by substantially all the assets of the Company and its subsidiaries. The Agreement requires the maintenance of certain commitment fees, prepayments from the issuance of new equity or debt and annual sale of assets, and covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the Agreement.

  Amounts outstanding under the Agreement which were borrowed by FCCM represent U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further Amendment to the Agreement, the income statement impact of the U.S. dollar denominated foreign debt revaluation will be significantly reduced.

  The Company has budgeted approximately $38.7 million in capital expenditures in 2000, primarily for track rehabilitation, of which $7.7 million is expected to be used in Australia. Of the $38.7 million in capital expenditures, $12.8 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company's railroads. Approximately $16.6 million of the budgeted capital expenditures of $38.7 million were completed as of June 30, 2000.

  At June 30, 2000, the Company had long-term debt (including current portion) totaling $109.0 million, which comprised 56.0% of its total capitalization. This compares to long-term debt, including current portion, of $108.4 million at December 31, 1999, comprising 57.0% of total capitalization.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under its credit facilities which have variable interest rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDA ratio, as defined in the credit facilities agreement. The Company is also exposed to the impact of foreign currency exchange rate risk at its foreign subsidiaries. The Company does not believe that its market risks have substantially increased since year end.

PART  II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS - NONE

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 23, 2000, the Stockholders of the Company approved the following proposals at the Annual Meeting:

Proposal 1: To elect three directors to serve for a three-year term expiring in 2003:

                                      Authority
                          For         Withheld
                          ---         --------

James M. Fuller           11,739,677     58,217
John M. Randolph          11,722,477     75,417
M. Douglas Young, P.C.    11,739,777     58,117

The other directors, whose terms of office continued after the meeting, are Mortimer B. Fuller, III, Louis S. Fuller, Robert M. Melzer and Philip J. Ringo.

Proposal 2: To approve and ratify an amendment to the Genesee & Wyoming Inc. 1996 Stock Option Plan which increases the total number of shares available for option grants thereunder from 850,000 to 1,050,000:

        For                 10,467,167
        Against                575,426
        Abstain                 64,196
        Broker Non-Votes       691,105

Proposal 3: To approve and ratify an amendment to the Genesee & Wyoming Inc. 1996 Stock Option Plan which sets a 200,000-share limit on option grants to any employee in any year:

        For                 11,453,547
        Against                279,051
        Abstain                 65,296

Proposal 4. Proposal to approve and ratify the selection of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 2000.

        For        11,762,943
        Against        13,210
        Abstain        21,741

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

*(10.1) Amendment No. 4 to Genesee & Wyoming Inc. 1996 Stock Option Plan

*(10.2) Amendment No. 5 to Genesee & Wyoming Inc. 1996 Stock Option Plan

*(10.3) Amendment No. 2 to Genesee & Wyoming Inc. Stock Option Plan for Outside
        Directors

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


                              GENESEE & WYOMING INC.

Date:  August 11, 2000        By: /s/ Mortimer B. Fuller, III
                                  ---------------------------
                                  Name:  Mortimer B. Fuller, III
                                  Title: Chairman of the Board and CEO

Date:  August 11, 2000        By: /s/ Alan R. Harris
                                  ---------------------------
                                  Name:  Alan R. Harris
                                  Title: Senior Vice President and
                                         Chief Accounting Officer



            The remainder of this page is intentionally left blank.