Form 10-Q
period 2000-09-30
GENESEE & WYOMING INC
filed 2000-11-13
CIK 1012620

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     for the quarter ended September 30, 2000 Commission File No. 0-20847


                            GENESEE & WYOMING INC.
            (Exact name of registrant as specified in its charter)


Delaware                                        06-0984624
-----------------------                         --------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


66 Field Point Road, Greenwich, Connecticut     06830
-------------------------------------------     ---------
(Address of principal executive offices)        (Zip Code)

(203) 629-3722
--------------
(Telephone No.)


Shares of common stock outstanding as of the close of business on November 1, 2000:

Class                                      Number of Shares Outstanding
-----                                      ----------------------------
Class A Common Stock                                3,492,328

Class B Common Stock                                  845,447

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [_] NO

                                     INDEX

Part I - Financial Information

Item 1. Financial Statements:                                        Page
                                                                    ------
          Consolidated Statements of Income - For the
            Three Month and Nine Month Periods Ended
            September 30, 2000 and 1999 .....................         3

          Consolidated Balance Sheets - As of September 30,
            2000 and December 31, 1999.......................         4

          Consolidated Statements of Cash Flows - For the
            Nine Month Periods Ended September 30,
            2000 and 1999....................................         5

          Notes to Consolidated Financial Statements.........         6 - 11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........        12 - 33

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk..........................................        34

Part II - Other Information..................................        34

Index to Exhibits............................................        35 - 36

Signatures...................................................        37

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months              Nine Months
                                             Ended September 30,       Ended September 30,
                                             2000          1999        2000         1999
                                           ------------------------------------------------
OPERATING REVENUES                         $  50,095    $  45,063    $ 157,860    $ 121,905

OPERATING EXPENSES:
    Transportation                            16,277       13,868       52,146       38,647
    Maintenance of ways and structures         5,293        5,703       16,912       14,645
    Maintenance of equipment                   9,627        8,800       30,897       24,265
    General and administrative                 8,374        7,301       24,635       21,348
    Depreciation and amortization              3,843        3,040       10,485        8,887
                                           ------------------------------------------------

Total operating expenses                      43,414       38,712      135,075      107,792
                                           ------------------------------------------------

INCOME FROM OPERATIONS                         6,681        6,351       22,785       14,113

Valuation adjustment of U.S. dollar
  denominated foreign debt                        27           --       (1,459)          --
Other income, net                              1,322          301        2,572           84
Interest expense                              (2,712)      (2,285)      (7,985)      (5,609)
                                           ------------------------------------------------

Income before provision for income taxes       5,318        4,367       15,913        8,588

Provision (benefit) for income taxes           2,126       (2,324)       6,031         (517)
                                           ------------------------------------------------

NET INCOME                                 $   3,192    $   6,691    $   9,882    $   9,105
                                           ================================================
Earnings per common
   share - basic                           $    0.74    $    1.56    $    2.28    $    2.00
                                           ================================================
Weighted average number of shares of
   common stock - basic                        4,336        4,298        4,331        4,547
                                           ================================================
Earnings per common
   share - diluted                         $    0.72    $    1.53    $    2.24    $    1.98
                                           ================================================
Weighted average number of shares of
   common stock - diluted                      4,445        4,367        4,404        4,604
                                           ================================================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (Unaudited)

                                                                                  As of          As of
                                                                                 Sep. 30,      Dec. 31,
ASSETS                                                                             2000          1999
                                                                               ------------------------
CURRENTS ASSETS:
    Cash and cash equivalents                                                    $   9,002    $   7,791
    Accounts receivable, net                                                        48,565       47,870
    Materials and supplies                                                           6,578        6,141
    Prepaid expenses and other                                                       6,417        7,689
    Deferred income tax assets, net                                                  2,630        3,087
                                                                               ------------------------
Total current assets                                                                73,192       72,578
                                                                               ------------------------

PROPERTY AND EQUIPMENT, net                                                        201,278      185,970
                                                                               ------------------------
SERVICE ASSURANCE AGREEMENT, net                                                    11,503       12,065
                                                                               ------------------------
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                              1,632        1,576
                                                                               ------------------------
OTHER ASSETS, net                                                                   23,644       29,751
                                                                               ------------------------
Total assets                                                                     $ 311,249    $ 301,940
                                                                               ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt                                            $  16,437    $  15,146
    Accounts payable                                                                41,296       52,501
    Accrued expenses                                                                14,171        9,738
                                                                               ------------------------
Total current liabilities                                                           71,904       77,385
                                                                               ------------------------
LONG-TERM DEBT, less current portion                                                92,168       93,230
                                                                               ------------------------
OTHER LIABILITIES                                                                    3,888        4,231
                                                                               ------------------------
DEFERRED INCOME TAX LIABILITIES, net                                                16,905       13,145
                                                                               ------------------------
DEFERRED ITEMS--grants from governmental agencies                                   34,821       27,427
                                                                               ------------------------
DEFERRED GAIN--sale/leaseback                                                        3,693        4,109
                                                                               ------------------------
MINORITY INTEREST                                                                       --          584
                                                                               ------------------------
STOCKHOLDERS' EQUITY:
 Class A common stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,489,728 and 4,453,368 issued and
  outstanding on September 30, 2000 and December 31, 1999, respectively                 45           45
 Class B common stock, $0.01 par value, 10 votes per share;
  1,500,000 shares authorized; 845,447 and 845,539 issued and outstanding
  on September 30, 2000 and December 31, 1999, respectively                              8            8
 Additional paid-in capital                                                         47,223       47,072
 Retained earnings                                                                  56,906       47,023
 Currency translation adjustment                                                    (5,309)      (1,316)
 Less treasury stock, at cost, 1,000,000 Class A shares                            (11,003)     (11,003)
                                                                               ------------------------
Total stockholders' equity                                                          87,870       81,829
                                                                               ------------------------
Total liabilities and stockholders' equity                                       $ 311,249    $ 301,940
                                                                               ========================

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands) (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                    2000               1999
                                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  9,882            $  9,105
  Adjustments to reconcile net income to net cash provided
   by operating activities-
   Depreciation and amortization                                                   10,485               8,887
   Deferred income taxes                                                            4,263              (2,033)
   Gain on disposition of property and equipment                                      (39)               (186)
   Minority interest expense                                                           38                  --
   Valuation adjustment of U.S. dollar denominated foreign debt                     1,459                  --
   Changes in assets and liabilities -
      Accounts receivable                                                          (1,764)                241
      Materials and supplies                                                         (687)               (641)
      Prepaid expenses and other                                                    1,277                (996)
      Accounts payable and accrued expenses                                        (6,219)              4,342
      Other assets and liabilities, net                                            (1,035)              1,581
                                                                                 ----------------------------
  Net cash provided by operating activities                                        17,660              20,300
                                                                                 ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (26,267)            (21,765)
  Cash received in purchase of Rail-One Inc. less
   cash paid for common stock                                                          --                  57
  Purchase of assets of Ferrocarriles Chiapas-Mayab                                    --             (30,527)
  Proceeds from disposition of property                                               275                 298
                                                                                 ----------------------------
  Net cash used in investing activities                                           (25,992)            (51,937)
                                                                                 ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowings, including capital leases            (41,692)            (61,546)
  Proceeds from issuance of long-term debt                                         43,292              96,523
  Debt issuance costs                                                                 (10)             (1,300)
  Proceeds from governmental grants                                                 8,260               5,947
  Proceeds from employee stock purchases                                              149                  60
  Purchase of treasury stock                                                           --              (6,374)
                                                                                 ----------------------------
  Net cash provided by financing activities                                         9,999              33,310
                                                                                 ----------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         (456)                635
                                                                                 ----------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                               1,211               2,308
CASH AND CASH EQUIVALENTS, beginning of period                                      7,791              14,396
                                                                                 ----------------------------

CASH AND CASH EQUIVALENTS, end of period                                         $  9,002            $ 16,704
                                                                                 ============================
CASH PAID DURING PERIOD FOR:
  Interest                                                                       $  7,255            $  5,850
  Income taxes                                                                   $  1,757            $  7,121

                    GENESEE & WYOMING INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

  The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to "GWI" or the "Company" mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Form 10-K.

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

 Genesee Rail-One Inc.

  On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. (Rail-One) which had a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, has begun paying approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the options is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. As of September 30, 2000, these options are not exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company. During the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 each due in 2001 and 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

3.       CREDIT FACILITIES:

  On August 17, 1999, the Company amended and restated its credit facilities agreement (the Agreement) to provide for an increase in borrowings from $65.0 million to $150.0 million. The Agreement provides for $88.0 million in revolving credit facilities, including $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries, and $62.0 million in term loan facilities. The term loan facilities include a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The Agreement has a maturity date of August 17, 2004, provides for interest at various rates, plus the applicable margins, as defined in the Agreement and is secured by substantially all the assets of the Company and its subsidiaries. The Agreement requires certain commitment fees, prepayments from the issuance of new equity or debt and annual sale of assets, and covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the Agreement.

  Amounts outstanding under the Agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further amendment to the Agreement, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

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

  The parent company of ComEd has sold certain of ComEd's power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On July 7, 2000, the Company filed an amended counterclaim against ComEd in the Cook County action. The counterclaim seeks a declaration of certain rights regarding the SAA and damages for ComEd's failure to assign the SAA to the purchaser of the Powerton plant. The Company believes that its counterclaim against ComEd is well-founded and is pursuing it vigorously. Revenue for haulage to the Powerton Plant accounted for 6.6% of the consolidated revenues of the Company and its subsidiaries in 1999. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

5.       COMPREHENSIVE INCOME:

  Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company's comprehensive income for the three months and nine months ended September 30, 2000 and 1999:

                        Statement of Comprehensive Income
                                 (in thousands)


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30,
                                               2000              1999               2000               1999
                                               ----              ----               ----               ----
Net income                                   $ 3,192            $ 6,691           $ 9,882            $ 9,105
Other comprehensive income (loss)
 - Foreign currency translation
 adjustments                                  (1,197)               190            (3,993)               934
                                             ---------------------------------------------------------------
Comprehensive income                         $ 1,995            $ 6,881           $ 5,889            $10,039
                                             ===============================================================

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

  The accounting policies of the reportable segments are the same as those of the consolidated company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment for the three-month and nine-month periods ended September 30, 2000 and 1999 is shown in the following tables:

            The remainder of this page is intentionally left blank.

Business Segment
(amounts in thousands)
Three Months Ended September 30,

                                    North American       Australian           Industrial
                                    Railroad             Railroad             Switching
2000                                Operations           Operations           Operations               Total
-------------------------------------------------------------------------------------------------------------
Revenues                             $  37,918            $   9,490            $   2,687            $  50,095
Operating income                         5,473                1,110                   98                6,681
Other expense, net                        (930)                (302)                (131)              (1,363)
Income (loss) before taxes               4,543                  808                  (33)               5,318
Identifiable assets                    263,934               38,947                8,368              311,249
-------------------------------------------------------------------------------------------------------------

                                    North American       Australian           Industrial
                                    Railroad             Railroad             Switching
1999                                Operations           Operations           Operations               Total
-------------------------------------------------------------------------------------------------------------
Revenues                             $  31,708            $  10,860            $   2,495            $  45,063
Operating income (loss)                  4,759                1,663                  (71)               6,351
Other expense, net                      (1,472)                (384)                (128)              (1,984)
Income (loss) before taxes               3,287                1,279                 (199)               4,367
Identifiable assets                    250,435               40,219                8,378              299,032
-------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30,

                                    North American       Australian           Industrial
                                    Railroad             Railroad             Switching
2000                                Operations           Operations           Operations               Total
-------------------------------------------------------------------------------------------------------------
Revenues                             $ 119,909            $  30,175            $   7,776            $ 157,860
Operating income                        19,160                3,377                  248               22,785
Other expense, net                      (5,576)                (955)                (341)              (6,872)
Income (loss) before taxes              13,584                2,422                  (93)              15,913
Identifiable assets                    263,934               39,456                8,368              311,249
-------------------------------------------------------------------------------------------------------------

                                    North American       Australian           Industrial
                                    Railroad             Railroad             Switching
1999                                Operations           Operations           Operations               Total
-------------------------------------------------------------------------------------------------------------
Revenues                             $  80,702            $  32,440            $   8,763            $ 121,905
Operating income (loss)                  9,514                4,747                 (148)              14,113
Other expense, net                      (4,014)              (1,141)                (370)              (5,525)
Income (loss) before tax                 5,500                3,606                 (518)               8,588
Identifiable assets                    250,435               40,219                8,378              299,032
-------------------------------------------------------------------------------------------------------------

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

8.       SUBSEQUENT EVENTS:

Agreement to acquire Westrail Freight

  On October 30, 2000, the Company announced that its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), has signed an agreement with the government of Western Australia to purchase Westrail Freight for approximately $323 million including working capital and acquisition fees. The completion of the transaction is subject to customary closing conditions and is expected to close by the end of 2000. ARG is a joint venture owned 50% by GWI and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia.

  Westrail Freight is composed of the freight operations of the currently state-owned railroad of Western Australia. The railroad operates over 3,280 miles of standard and narrow gauge track and carries approximately 31 million tons of freight per year.

  To effect the acquisition, GWI will contribute its wholly-owned Australian operations, Australia Southern Railroad (ASR), to ARG along with GWI's interest in the Asia Pacific Transport Consortium (APTC) - a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. ASR generated $42.3 million of revenue, $8.1 million of EBITDA, and $5.7 million of operating income during the twelve months ended June 30, 2000. Additionally, GWI will contribute $19 million of cash to ARG. GWI expects that its cash contribution will be partially funded with proceeds from the recently announced private placement of up to $25 million of Convertible Preferred Stock with the 1818 Fund of Brown Brothers Harriman & Co.

  It is expected that Wesfarmers Limited will contribute $62 million in cash to ARG for its 50% ownership. ARG has also received binding commitment letters for $249 million in acquisition debt and $65 million in construction and working capital facilities from Bank of America and the Australia and New Zealand Banking Group Limited (ANZ). A portion of these credit facilities will be used to refinance approximately $7 million of debt currently outstanding at ASR.

  GWI will account for its 50% ownership in ARG under the equity method of accounting and will therefore be deconsolidating ASR from its consolidated financial statements. GWI will recognize a one-time gain on its contribution of ASR to ARG. Contingent on the closing, the Company will also recognize a one-time expense to certain ASR employees from acceleration of vesting under the Genesee & Wyoming Australia Pty. Ltd. Executive Share Option Plan which was adopted on September 27, 2000. The liability will be settled in cash and no shares will be issued.

Empresa Ferroviaria Oriental, S.A.

  On November 6, 2000, the Company announced that it had completed its investment in Empresa Ferroviaria Oriental, S.A. (the "Oriental"), a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. For the nine months ended September 30, 2000, Oriental reported revenue of $23.6 million, earnings before interest, taxes, depreciation and amortization of $12.3 million and net income of $6.2 million under local accounting standards.

  The investment provides GWI with an indirect 22.55% equity interest in the Oriental and was made through a 90% owned subsidiary, Genesee & Wyoming Bolivia SRL ("GWB"), which is 10% owned by UniRail, LLC. GWI's portion of the Oriental investment is composed of $6.66 million in cash, the assumption of non-recourse debt of $10.8 million at an interest rate of 7.67%, and a non-interest bearing contingent payment of $450,000 due in 3 years if Oriental achieves certain financial results. GWB will also be entitled to its portion of Oriental's annual cash dividend for the fiscal year ending December 31, 2000, which will be distributed early in 2001. GWB will account for its investment in Oriental under the equity method of accounting.

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

Westrail Freight

  On October 30, 2000, the Company announced that its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), has signed an agreement with the government of Western Australia to purchase Westrail Freight for approximately $323 million including working capital and acquisition fees. The completion of the transaction is subject to customary closing conditions and is expected to close by the end of 2000. ARG is a joint venture owned 50% by GWI and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia.

  Westrail Freight is composed of the freight operations of the currently state-owned railroad of Western Australia. The railroad operates over 3,280 miles of standard and narrow gauge track and carries approximately 31 million tons of freight per year.

  To effect the acquisition, GWI will contribute its wholly-owned Australian operations, Australia Southern Railroad (ASR), to ARG along with GWI's interest in the Asia Pacific Transport Consortium (APTC) - a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. ASR generated $42.3 million of revenue, $8.1 million of EBITDA, and $5.7 million of operating income during the twelve months ended June 30, 2000. Additionally, GWI will contribute $19 million of cash to ARG. GWI expects that its cash contribution will be partially funded with proceeds from the recently announced private placement of up to $25 million of Convertible Preferred Stock with the 1818 Fund of Brown Brothers Harriman & Co.

  It is expected that Wesfarmers Limited will contribute $62 million in cash to ARG for its 50% ownership. ARG has also received binding commitment letters for $249 million in acquisition debt and $65 million in construction and working capital facilities from Bank of America and the Australia and New Zealand Banking Group Limited (ANZ). A portion of these credit facilities will be used to refinance approximately $7 million of debt currently outstanding at ASR.

  GWI will account for its 50% ownership in ARG under the equity method of accounting and will therefore be deconsolidating ASR from its consolidated financial statements. GWI will recognize a one-time gain on its contribution of ASR to ARG. Contingent on the closing, the Company will also recognize a one-time expense to certain ASR employees from acceleration of vesting under the Genesee & Wyoming Australia Pty. Ltd. Executive Share Option Plan which was adopted on September 27, 2000. The liability will be settled in cash and no shares will be issued.

Empresa Ferroviaria Oriental, S.A.

  On November 6, 2000, the Company announced that it had completed its investment in Empresa Ferroviaria Oriental, S.A. (the "Oriental"), a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. For the nine months ended September 30, 2000, Oriental reported revenue of $23.6 million, earnings before interest, taxes, depreciation and amortization of $12.3 million and net income of $6.2 million under local accounting standards.

  The investment provides GWI with an indirect 22.55% equity interest in the Oriental and was made through a 90% owned subsidiary, Genesee & Wyoming Bolivia SRL ("GWB"), which is 10% owned by UniRail, LLC. GWI's portion of the Oriental investment is composed of $6.66 million in cash, the assumption of non-recourse debt of $10.8 million at an interest rate of 7.67%, and a non-interest bearing contingent payment of $450,000 due in 3 years if Oriental achieves certain financial results. GWB will also be entitled to its portion of Oriental's annual cash dividend for the fiscal year ending December 31, 2000, which will be distributed early in 2001. GWB will account for its investment in Oriental under the equity method of accounting.

Australia Favorable Income Tax Legislation

  In the third quarter of 1999, the Australian government enacted an income tax law that, for assets acquired from a tax-exempt entity, impacts the depreciable basis of those assets. The impact of the new law on the Company's Australian operation is that it will be able to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets acquired from the government in November 1997. However, management estimates that it is more likely than not that the Company will be unable to fully realize all of the potential income tax benefits and accordingly, has established a partial valuation allowance against the deferred tax assets recorded pursuant to the tax law change. Accordingly, the net income tax benefit recorded in the 1999 third quarter as a result of this tax law change was $4.2 million. Management's assessment of the likelihood of realizing the full benefit of this incremental tax depreciation included a review of the Australian operation's forecasted results for the next several years which indicated that, with the additional tax depreciation deductions and other accelerated deductions for income tax purposes, this operation would not likely realize all of this tax benefit.

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

Genesee Rail-One Inc.

  On April 15, 1999, the Company closed on an agreement to acquire Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, has begun paying approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the options is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures. As of September 30, 2000, these options are not exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company. During the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 each due in 2001 and 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method.

            The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

 Consolidated Operating Revenues

  Operating revenues were $50.1 million in the quarter ended September 30, 2000 compared to $45.1 million in the quarter ended September 30, 1999, a net increase of $5.0 million or 11.2%. The net increase was attributable to a $6.2 million increase in North American railroad revenues and a $192,000 increase in industrial switching revenues offset by a $1.4 million decrease in revenues from Australian railroad operations.

  The following three sections provide information on railroad revenues in North America and Australia, and industrial switching revenues in the United States.

 North American Railroad Operating Revenues

  North American railroad operating revenues were $37.9 million in the quarter ended September 30, 2000 compared to $31.7 million in the quarter ended September 30, 1999, a net increase of $6.2 million or 19.6% which consisted of $6.4 million attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, offset by a decrease of $180,000 on existing railroad operations. Of the increase in operating revenues in Mexico, $5.5 million was attributable to freight revenues and $872,000 was attributable to non-freight revenues.

  The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2000 and 1999:

            The remainder of this page is intentionally left blank.

  North American Freight Revenues and Carloads Comparison by Commodity Group
                  Quarters Ended September 30, 2000 and 1999
              (dollars in thousands, except average per carload)

                                                                                                                  Average
                                                                                                                  Freight
                                                                                                                  Revenues
                                                                                                                  Per
                                     Freight Revenues                              Carloads                       Carload
                                     ----------------                              --------                       --------

Commodity Group                       % of                 % of                  % of                    % of
---------------
                           2000      Total       1999      Total      2000      Total       1999        Total     2000     1999
                           ----      -----       ----      -----      ----      -----       ----        -----     ----     ----
Coal, Coke & Ores          $6,275     20.6%      $6,826     26.9%     28,242     31.0%      24,221      30.4%     $222     $282
Pulp & Paper                4,876     16.0%       4,229     16.6%     12,792     14.1%      11,297      14.2%      381      374
Minerals & Stone            4,796     15.7%       2,164      8.5%     11,607     12.8%       7,334       9.2%      413      295
Petroleum Products          4,396     14.4%       2,384      9.4%      7,081      7.8%       4,849       6.1%      621      492
Metals                      2,563      8.4%       2,316      9.1%      9,284     10.2%       8,493      10.7%      276      273
Chemicals & Plastics        2,119      6.9%       2,150      8.5%      4,067      4.5%       4,144       5.2%      521      519
Lumber & Forest Products    1,775      5.8%       2,328      9.2%      5,800      6.4%       8,029      10.1%      306      290
Farm & Food Products        1,770      5.8%       1,192      4.7%      5,220      5.7%       4,255       5.3%      339      280
Autos & Auto Parts            765      2.5%         436      1.7%      1,435      1.6%         825       1.0%      533      528
Other                       1,172      3.9%       1,394      5.4%      5,445      5.9%       6,223       7.8%      215      224
                        ------------------------------------------------------------------------------------
Total                     $30,507    100.0%     $25,419    100.0%     90,973    100.0%      79,670     100.0%      335      319
                        ====================================================================================

  Coal, Coke and Ores decreased by $551,000 or 8.1% all of which was on existing railroad operations. The decrease on existing railroad operations was primarily attributable to freight rate reductions for a key customer's moves offset by freight revenues from two new customers.

  Minerals and Stone increased by $2.6 million or 121.6% due primarily to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter.

  Petroleum Products increased by $2.0 million or 84.4% of which $1.7 million was attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, and $264,000 was on existing railroad operations.

  Freight revenues from all remaining commodities reflected a net increase of $995,000 or 3.9% of which $1.2 million was attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, offset by a $186,000 net decrease on existing railroad operations.

  Total North American carloads were 90,973 in the quarter ended September 30, 2000 compared to 79,670 in the quarter ended September 30, 1999, an increase of 11,303 or 14.2%. The increase of 11,303 consisted of 7,190 carloads attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, and 4,113 carloads on existing railroad operations of which 4,020 carloads were coal.

  The overall average revenue per carload increased to $335 in the quarter ended September 30, 2000, compared to $319 per carload in the quarter ended September 30, 1999, an increase of 5.0% due primarily to higher per carload revenues attributable to Mexico netted against a decrease on existing railroad operations. The decrease on existing operations is primarily attributable to lower per carload revenues from coal as described above.

  North American non-freight railroad revenues were $7.4 million in the quarter ended September 30, 2000 compared to $6.3 million in the quarter September 30, 1999, an increase of $1.1 million or 17.8%. The increase is attributable to $872,000 of non-freight revenues attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, and $249,000 in non-freight revenues on existing railroad operations. The following table compares North America non-freight revenues for the quarters ended September 30, 2000 and 1999:

                            North American Railroad
                   Non-Freight Operating Revenue Comparison
                  Quarters Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                      2000                                   1999
                                                      ----                                   ----

                                           $                 % of               $                % of
                                                         Non-Freight                          Non-Freight
                                                            Revenue                             Revenue
Railroad switching                         $2,708               36.5%           $1,756               27.9%
Car hire and rental income                  2,021               27.3%            1,852               29.4%
Car repair services                           622                8.4%              549                8.7%
Other operating income                      2,060               27.8%            2,133               34.0%
                                           ------              -----            ------              -----
Total non-freight revenues                 $7,411              100.0%           $6,290              100.0%
                                           ======              =====            ======              =====

 Australian Operating Revenues

  Australian operating revenues were $9.5 million in the quarter ended September 30, 2000, compared to $10.9 million in the quarter ended September 30, 1999, a net decrease of $1.4 million or 12.6%. The net decrease was attributable to a $1.7 million decline in freight revenues offset by a $327,000 increase in non-freight revenues. The decrease in Australian operating revenues is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The weighted average currency exchange rate in the quarter ended September 30, 2000 was $0.573 compared to $0.650 in the quarter ended September 30, 1999, a decrease of $0.077 or 11.8%. In Australian dollars, operating revenues decreased by less than 1.0%.

  The following table outlines Australian freight revenues for the quarters ended September 30, 2000 and 1999:

            The remainder of this page is intentionally left blank.

    Australian Freight Revenues and Carloads Comparison by Commodity Group
                  Quarters Ended September 30, 2000 and 1999
              (dollars in thousands, except average per carload)

                                                                                                         Average
                                                                                                         Freight
                                                                                                         Revenues
                                                                                                         Per
                               Freight Revenues                                Carloads                  Carload
                               ----------------                                --------                  -------

                                      % of                % of              % of                 % of
  Commodity Group          2000      Total      1999     Total    2000     Total      1999      Total    2000    1999
  ---------------      -----------------------------------------------------------------------------------------------
  Hook and Pull
  (Haulage)              $3,763      46.2%    $4,190     42.6%    13,404     22.7%     12,897     31.6%   $281    $325
  Grain                   1,870      23.0%     3,714     37.8%     5,660      9.6%     12,549     30.7%    330     296
  Iron Ores               1,000      12.3%         -      0.0%    24,300     41.2%          -      0.0%     41       -
  Gypsum                    651       8.0%       890      9.0%    11,859     20.1%     11,882     29.1%     55      75
  Marble                    458       5.6%       543      5.5%     2,159      3.7%      2,214      5.4%    212     245
  Lime                      372       4.6%       497      5.1%     1,100      1.9%      1,333      3.2%    338     373
  Other                      26       0.3%         2      0.0%       438      0.8%          -      0.0%     60       -
                       -------------------------------------------------------------------------------

  Total                  $8,140     100.0%    $9,836    100.0%    58,920    100.0%     40,875    100.0%    138     241
                       ===============================================================================

  The net decrease of $1.7 million in Australian freight revenues was primarily attributable to decreases in freight revenue from the shipment of Grain of $1.8 million and Hook and Pull of $427,000, offset by an increase of $1.0 million in freight revenue from the shipment of Iron Ores for a new customer. Grain revenues for the 1999 quarter reflect the strong harvest experienced during the 1998/99 season. Freight revenues from all remaining commodities decreased $425,000.

  Australia carloads were 58,920 in the quarter ended September 30, 2000 compared to 40,875 in the quarter ended September 30, 1999, a net increase of 18,045 or 44.1%. The net increase of 18,045 was primarily the result of 24,300 carloads from the shipment of Iron Ores for a new customer offset by a decrease in grain carloads of 6,889. The net remaining increase of 634 is comprised of a 507 carload increase in Hook and Pull and a net increase in the remaining commodities of 127 carloads.

  The overall average revenue per carload decreased to $138 in the quarter ended September 30, 2000, compared to $241 per carload in the quarter ended September 30, 1999, a decrease of 42.7% due primarily to the increase in Iron Ore carloads at a lower revenue per carload. Excluding Iron Ores, the average revenue per carload in the quarter ended September 30, 2000 was $206, a decrease of 14.5% due primarily to the depreciation of the Australian dollar against the U.S. dollar.

  Australian non-freight revenues were $1.4 million in the quarter ended September 30, 2000, compared to $1.0 million in the quarter ended September 30, 1999, an increase of $327,000 or 32.0 %. The following table compares Australian non-freight revenues for the quarters ended September 30, 2000 and 1999:


            The remainder of this page is intentionally left blank.

                              Australian Railroad
                   Non-Freight Operating Revenue Comparison
                  Quarters Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                        2000                           1999
                                                        ----                           ----

                                                   $          % of                  $          % of
                                                           Non-freight                      Non-freight
                                                             Revenue                          Revenue
Car hire and rental income                       $  587           43.5%           $  632           61.8%
Other operating income                              763           56.5%              391           38.2%
                                                 ------          -----            ------          -----
Total non-freight revenues                       $1,350          100.0%           $1,023          100.0%
                                                 ======          =====            ======          =====

 Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $2.7 million in the quarter ended September 30, 2000 compared to $2.5 million in the quarter ended September 30, 1999, an increase of $192,000 or 7.7% due primarily to several new switching contracts.

 Consolidated Operating Expenses

  Operating expenses for all operations combined were $43.4 million in the quarter ended September 30, 2000, compared to $38.7 million in the quarter ended September 30, 1999, a net increase of $4.7 million or 12.1%. Expenses attributable to North American railroad operations were $32.4 million in the quarter ended September 30, 2000, compared to $26.9 million in the quarter ended September 30, 1999, an increase of $5.5 million or 20.4% of which $4.0 million were expenses attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, and $1.5 million were expenses attributable to existing railroad operations. Expenses attributable to operations in Australia were $8.4 million in the quarter ended September 30, 2000, compared to $9.2 million in the quarter ended September 30, 1999, a decrease of $817,000 or 8.9%. Expenses attributable to U.S. industrial switching were $2.6 million in both quarters.

  The following three sections provide information on railroad expenses in North America and Australia, and industrial switching expenses in the United States.

 North American Railroad Operating Expenses

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the quarters ended September 30, 2000 and 1999:


            The remainder of this page is intentionally left blank.

                            North American Railroad
                         Operating Expense Comparison
                  Quarters Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                         2000                                1999
                                                         ----                                ----

                                                         % of                                % of
                                                         Operating                           Operating
                                                  $      Revenue                      $      Revenue
Labor and benefits                              $12,605             33.2%           $ 9,674             30.5%
Equipment rents                                   4,767             12.6%             3,685             11.6%
Purchased services                                2,689              7.1%             2,258              7.1%
Depreciation and amortization                     3,083              8.1%             2,316              7.3%
Diesel fuel                                       2,830              7.5%             1,553              4.9%
Casualties and insurance                          1,547              4.1%               949              3.0%
Materials                                         2,547              6.7%             2,055              6.5%
Other expenses                                    2,377              6.3%             4,459             14.1%
                                                -------          -------            -------          -------
Total operating expenses                        $32,445             85.6%           $26,949             85.0%
                                                =======          =======            =======          =======

  Labor and benefits expense was $12.6 million in the quarter ended September 30, 2000 compared to $9.7 million in the quarter ended September 30, 1999, an increase of $2.9 million or 30.3% of which $1.5 million was attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, and $1.4 million was attributable to existing railroad operations.

  Equipment rents were $4.8 million in the quarter ended September 30, 2000 compared to $3.7 million in the quarter ended September 30, 1999, an increase of $1.1 million or 29.4% of which $905,000 was attributable to existing railroad operations and $177,000 was attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter.

  Diesel fuel expense was $2.8 million in the quarter ended September 30, 2000 compared to $1.5 million in the quarter ended September 30, 1999, an increase of $1.3 million or 82.2% of which $697,000 was attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, and $580,000 was attributable to an increase on existing railroad operations. The increase on existing railroad operations is primarily the result of significant fuel price increases experienced at all operating locations.

  All other expenses combined were $12.2 million in the quarter ended September 30, 2000 compared to $12.0 million in the quarter ended September 30, 1999, a net increase of $206,000 or 1.7% which consisted of $1.7 million attributable to a full quarter of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 quarter, offset by a decrease of $1.5 million attributable to existing railroad operations.

 Australian Railroad Operating Expenses

  Expenses attributable to operations in Australia were $8.4 million in the quarter ended September 30, 2000, compared to $9.2 million in the quarter ended September 30, 1999, a decrease of $817,000 or 8.9%. The decrease in Australian operating expense is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The weighted average currency exchange rate in the quarter ended September 30, 2000 was $0.573 compared to $0.650 in the quarter ended September 30, 1999, a decrease of $0.077 or 11.8%. In Australian dollars, operating expense increased by approximately 3.1%. The following table sets forth a comparison of the Company's Australian railroad operating expenses in the quarters ended September 30, 2000 and 1999:

                        Australian Railroad Operations
                         Operating Expense Comparison
                  Quarters Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                                       2000                                1999
                                                                       ----                                ----

                                                                               % of                                % of
                                                                               Operating                           Operating
                                                             $                 Revenue           $                 Revenue
Labor and benefits                                           $ 1,307             13.8%           $ 1,473             13.6%
Equipment rents                                                   54              0.6%               139              1.3%
Purchased services                                             3,187             33.6%             3,003             27.7%
Depreciation and amortization                                    586              6.2%               554              5.1%
Diesel fuel                                                    1,330             14.0%             2,021             18.6%
Casualties and insurance                                         302              3.2%               302              2.8%
Materials                                                        451              4.7%               449              4.1%
Other expenses                                                 1,163             12.2%             1,256             11.5%
                                                             -------          -------            -------          -------
Total operating expenses                                     $ 8,380             88.3%           $ 9,197             84.7%
                                                             =======          =======            =======          =======

  Diesel fuel was $1.3 million in the quarter ended September 30, 2000 compared to $2.0 million in the quarter ended September 30, 1999, a decrease of $691,000 or 34.2%, due primarily to fuel tax decreases in Australia which became effective on July 1, 2000.

  All other expenses combined were $7.1 million in the quarter ended September 30, 2000 compared to $7.2 million in the quarter ended September 30, 1999, a decrease of $126,000 or 1.8%.

 U. S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the quarters ended September 30, 2000 and 1999:


            The remainder of this page is intentionally left blank.

                           U.S. Industrial Switching
                         Operating Expense Comparison
                  Quarters Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                                          2000                              1999
                                                                          ----                              ----

                                                                                % of                            % of
                                                                                Operating                       Operating
                                                                   $            Revenue           $             Revenue
Labor and benefits                                               $ 1,621             60.3%      $ 1,898              76.1%
Equipment rents                                                       79              2.9%           45               1.8%
Purchased services                                                    87              3.2%          154               6.2%
Depreciation and amortization                                        174              6.5%          170               6.8%
Diesel fuel                                                          117              4.4%           95               3.8%
Casualties and insurance                                             105              3.9%           98               3.9%
Materials                                                            167              6.2%          139               5.6%
Other expenses                                                       239              9.0%          (33)             -1.4%
                                                                 -------             ----       -------             -----
Total operating expenses                                         $ 2,589             96.4%      $ 2,566             102.8%
                                                                 =======             ====       =======             =====

  U.S. industrial switching operating expenses were $2.6 million in the quarters ended September 30, 2000 and 1999, respectively.

Operating Ratios

  The Company's combined operating ratio increased to 86.7% in the quarter ended September 30, 2000 from 85.9% in the quarter ended September 30, 1999. The operating ratio for North American railroad operations increased to 85.6% in the quarter ended September 30, 2000 from 85.0% in the quarter ended September 30, 1999. The operating ratio for Australian railroad operations increased to 88.3% in the quarter ended September 30, 2000 from 84.7% in the quarter ended September 30, 1999. The operating ratio for U.S. industrial switching operations decreased to 96.4% in the quarter ended September 30, 2000 from 102.8% in the quarter ended September 30, 1999.

Other Income, Net

  Other income, net in the three months ended September 30, 2000 was $1.3 million compared to $301,000 in the three months ended September 30, 1999, an increase of $1.0 million. Other Income, net in the three months ended September 30, 2000 consists primarily of interest income of $610,000 and income from the reversal of stale liabilities of $690,000. Other Income, net in the three months ended September 30, 1999, consisted primarily of interest income of $174,000 and gains on asset sales of $112,000. The increase in interest income in the three months ended September 30, 2000 is primarily due to a full quarter of earnings on FCCM's Special Track Project deposit versus only one month in the three months ended September 30, 1999.

Interest Expense and Income Taxes

  Interest expense in the quarter ended September 30, 2000 was $2.7 million compared to $2.3 million in the quarter ended September 30, 1999, an increase of $427,000 or 18.7% due primarily to financing of the FCCM acquisition for a full quarter in 2000 compared to one and one-half months in the 1999 quarter. The Company's effective income tax rate in the quarter ended September 30, 2000 was 40.0% which compared to 43% in the 1999 quarter before the effect of the $4.2 million benefit provision from the favorable tax law change in Australia.

Net Income and Earnings Per Share

  The Company's net income in the quarter ended September 30, 2000 was $3.2 million compared to net income of $6.7 million (including $4.2 million of Australia income tax benefit) in the quarter ended September 30, 1999, a decrease of $3.5 million. The decrease in net income is the net result of an increase in net income from operations in North America railroad operations of $7.9 million and a decrease in the net loss of industrial switching operations of $124,000, offset by a decrease in net income from operations in Australia of $4.5 million (including the $4.2 million income tax benefit).

  Basic and Diluted Earnings Per Share in the quarter ended September 30, 2000 were $0.74 and $0.72, respectively, on weighted average shares of 4.3 million and 4.4 million, respectively, compared to earnings of $1.56 and $1.53, respectively, on weighted average shares of 4.3 million and 4.4 million, respectively, in the quarter ended September 30, 1999.

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

 Consolidated Operating Revenues

  Operating revenues were $157.9 million in the nine months ended September 30, 2000 compared to $121.9 million in the nine months ended September 30, 1999, a net increase of $36.0 million or 29.5%. The net increase was attributable to a $39.2 million increase in North American railroad revenues of which $22.6 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $8.8 million was from the acquisition of GRO, and $7.8 million was on existing North American operations; offset by a $2.2 million decrease in revenues from Australian railroad operations and a $987,000 decrease in industrial switching revenues.

  The following three sections provide information on railroad revenues in North America and Australia, and industrial switching revenues in the United States.

 North American Railroad Operating Revenues

  North American railroad operating revenues were $119.9 million in the nine months ended September 30, 2000 compared to $80.7 million in the nine months ended September 30, 1999, an increase of $39.2 million or 48.9%. The increase was attributable to a $32.7 million increase in freight revenues and a $6.5 million increase in non-freight revenues. The increase of $32.7 million in North American freight revenues was due to $19.9 million in freight attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $7.1 million from the acquisition of GRO, and 5.7 million was on existing North American operations.

  The following table compares North American freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2000 and 1999:

  North American Freight Revenues and Carloads Comparison by Commodity Group
                 Nine months Ended September 30, 2000 and 1999
              (dollars in thousands, except average per carload)

                                                                                                                  Average
                                                                                                                  Freight
                                                                                                                  Revenues
                                                                                                                  Per
                                   Freight Revenues                                 Carloads                      Carload
                                   ----------------                                 --------                      -------

Commodity Group                       % of                  % of                 % of                  % of
---------------
                            2000      Total       1999      Total      2000      Total       1999       Total     2000     1999
                            ----      -----       ----      -----      ----      -----       ----       -----     ----     ----
Coal, Coke & Ores         $19,658     20.5%     $16,414     26.0%     87,344     31.0%      60,641      30.1%     $225     $271
Pulp & Paper               14,740     15.4%      10,223     16.2%     38,496     13.6%      27,398      13.6%      383      373
Petroleum Products         14,122     14.7%       6,277      9.9%     23,419      8.3%      13,525       6.7%      603      464
Minerals & Stone           13,598     14.2%       3,925      6.2%     31,523     11.2%      14,892       7.4%      431      264
Metals                      7,836      8.2%       5,705      9.0%     28,365     10.1%      21,330      10.6%      276      267
Farm & Food Products        6,878      7.2%       3,351      5.3%     19,639      7.0%      11,977       5.9%      350      280
Chemicals & Plastics        6,753      7.0%       6,200      9.8%     13,024      4.6%      12,123       6.0%      519      511
Lumber & Forest Products    6,173      6.4%       6,218      9.8%     20,124      7.1%      20,949      10.4%      307      297
Autos & Auto Parts          2,374      2.5%       1,687      2.7%      4,369      1.5%       3,286       1.6%      543      513
Other                       3,697      3.9%       3,132      5.1%     15,907      5.6%      15,613       7.7%      232      201
                          ----------------------------------------------------------------------------------
Total                     $95,829    100.0%     $63,132    100.0%    282,210    100.0%     201,734     100.0%      340      313
                          ==================================================================================

  Revenues from hauling Coal increased by $3.2 million or 19.8% all of which was from existing railroad operations except for $63,000 which was from the acquisition of GRO. The increase on existing railroad operations was primarily attributable to freight revenues for two new customers in the 2000 period, and a return to normalized shipments at an existing key customer's facilities compared to reduced shipments in the first nine months of 1999 due to scheduled inventory reductions and planned maintenance projects at the key customer's facilities. The average revenue per carload for coal decreased by 17.0% due to lower revenue per carload for the new customers, and freight rate reductions on the normalized shipments at the key customer's facilities.

  Pulp and Paper freight revenues increased by $4.5 million or 44.2% of which $2.2 million was from the acquisition of GRO, $2.0 million was on existing railroad operations, and $282,000 was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period. The increase on existing railroad operations consisted primarily of increases in Canada (in the second and third quarters), Oregon and New York-Pennsylvania resulting from a stronger paper market in 2000 than in 1999.

  Petroleum Products freight revenues increased by $7.9 million or 125.0% of which $7.2 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $621,000 was on existing railroad operations, and $63,000 was from the acquisition of GRO.

  Minerals and Stone freight revenues increased by $9.7 million or 246.4% of which $8.5 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $832,000 was on existing railroad operations, and $391,000 was from the acquisition of GRO.

  Metals freight revenues increased by $2.1 million or 37.4% of which $1.2 million was from the acquisition of GRO, $780,000 was on existing railroad operations, and

$127,000 was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period.

  Farm and Food Products freight revenues increased by $3.5 million or 105.3% of which $2.0 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $1.5 million was from the acquisition of GRO, and $23,000 was on existing railroad operations.

  Freight revenues from all remaining commodities reflected a net increase of $1.8 million or 10.2% of which $1.9 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period and $1.6 million was from the acquisition of GRO, offset by a $1.7 million decrease on existing railroad operations.

  Total North American carloads were 282,210 in the nine months ended September 30, 2000 compared to 201,734 in the nine months ended September 30, 1999, an increase of 80,476 or 40.0%. The increase of 80,476 consisted of an increase of 39,229 carloads on existing railroad operations of which 26,471 carloads were coal, 21,322 carloads were attributable to the acquisition of GRO, and 19,925 carloads were attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period.

  The overall average revenue per carload increased to $340 in the nine months ended September 30, 2000, compared to $313 per carload in the nine months ended September 30, 1999, an increase of 8.6% due primarily to higher per carload revenues attributable to Mexico netted against a decrease on existing railroad operations.

  North American non-freight railroad revenues were $24.1 million in the nine months ended September 30, 2000 compared to $17.6 million in the nine months September 30, 1999, an increase of $6.5 million or 37.1%. The increase is the result of $2.7 million of non-freight revenues attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, an increase of $2.1 million in non-freight revenues on existing railroad operations, and $1.7 million of non-freight revenues attributable to the acquisition of GRO. The following table compares North America non-freight revenues for the nine months ended September 30, 2000 and 1999:

                            North American Railroad
                   Non-Freight Operating Revenue Comparison
                 Nine months Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                              2000                                      1999
                                                              ----                                     ----

                                                      $             % of                  $             % of
                                                                 Non-Freight                         Non-Freight
                                                                   Revenue                             Revenue
Railroad switching                                  $ 8,142             33.8%           $ 4,988             28.4%
Car hire and rental income                            6,132             25.5%             5,691             32.4%
Car repair services                                   2,339              9.7%             1,678              9.6%
Other operating income                                7,467             31.0%             5,213             29.6%
                                                    -------            -----            -------            -----
Total non-freight revenues                          $24,080            100.0%           $17,570            100.0%
                                                    =======            =====            =======            =====

 Australian Operating Revenues

  Australian operating revenues were $30.2 million in the nine months ended September 30, 2000, compared to $32.4 million in the nine months ended September 30, 1999, a decrease of $2.2 million or 7.0%. The decrease was attributable to a $2.4 million decline in freight revenues offset by a $126,000 increase in non-freight revenues. The decrease in Australian operating revenues is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The weighted average currency exchange rate in the nine months ended September 30, 2000 was $0.5985 compared to $0.6458 in the nine months ended September 30, 1999, a decrease of $0.0473 or 7.3%. In Australian dollars, operating revenues increased by approximately 0.1%.

  The following table outlines Australian freight revenues for the nine months ended September 30, 2000 and 1999:

    Australian Freight Revenues and Carloads Comparison by Commodity Group
                 Nine months Ended September 30, 2000 and 1999
              (dollars in thousands, except average per carload)

                                                                                                               Average
                                                                                                               Freight
                                                                                                               Revenues
                                                                                                               Per
                               Freight Revenues                                      Carloads                  Carload
                               ----------------                                      --------                  -------

      Commodity Group                        % of                % of                % of                 % of
      ---------------
                                 2000      Total       1999     Total     2000      Total      1999      Total    2000    1999
                               -------------------------------------------------------------------------------------------------
      Hook and Pull
      (Haulage)                $12,611      47.1%    $13,446     46.1%     40,867    22.0%     39,908     33.1%    $309    $337
      Grain                      6,339      23.7%     10,218     35.0%     23,965    12.9%     37,307     31.0%     265     274
      Iron Ores                  3,033      11.3%          -      0.0%     77,053    41.5%          -      0.0%      39       -
      Gypsum                     2,132       8.0%      2,199      7.5%     32,935    17.7%     29,531     24.5%      65      74
      Marble                     1,419       5.3%      1,502      5.2%      6,319     3.4%      6,151      5.1%     225     244
      Lime                       1,158       4.3%      1,120      3.8%      3,249     1.8%      3,201      2.7%     356     350
      Coal                           -       0.0%        664      2.3%          -     0.0%      4,317      3.6%       -     154
      Other                         75       0.3%          9      0.1%      1,214     0.7%         12      0.0%      62     750
                               -------------------------------------------------------------------------------

      Total                    $26,767     100.0%    $29,158    100.0%    185,602   100.0%    120,427    100.0%     144     242
                               ===============================================================================

  The net decrease of $2.4 million in Australian freight revenues was primarily attributable to decreases in revenues from Grain of $3.9 million, Hook and Pull of $835,000, and Coal of $664,000, and a decrease from all remaining commodities of $46,000, offset by an increase of $3.0 million from the shipment of Iron Ores for a new customer. Grain revenues for the nine months of 1999 reflect the strong harvest experienced during the 1998/99 season. There were no freight revenues from coal in the nine months ended September 30, 2000, due to the non-renewal of a coal contract.

  Australia carloads were 185,602 in the nine months ended September 30, 2000 compared to 120,427 in the nine months ended September 30, 1999, a net increase of 65,175 or 54.1%. The net increase of 65,175 was primarily the result of 77,053 carloads from the shipment of Iron Ores for a new customer and an increase in carloads from Gypsum of 3,404, offset by decreases in carloads from Grain and Coal of 13,342 and 4,317, respectively. The net remaining increase from all other commodities was 2,377 carloads.

  The overall average revenue per carload decreased to $144 in the nine months ended September 30, 2000, compared to $242 per carload in the nine months ended September 30, 1999, a decrease of 40.5% due primarily to the increase in Iron Ores carloads at a lower revenue per carload. Excluding Iron Ores, the average revenue per carload in the nine months ended September 30, 2000 was $219, a decrease of 9.5% due primarily to the depreciation of the Australian dollar against the U.S. dollar.

  Australian non-freight revenues were $3.4 million in the nine months ended September 30, 2000, compared to $3.3 million in the nine months ended September 30, 1999, an increase of $126,000 or 3.8%. The following table compares Australian non-freight revenues for the nine months ended September 30, 2000 and 1999:

                              Australian Railroad
                   Non-freight Operating Revenue Comparison
                 Nine months Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                           2000                                 1999
                                                           ----                                 ----

                                                 $              % of                   $              % of
                                                             Non-freight                           Non-freight
                                                               Revenue                               Revenue
Car hire and rental income                      $1,821              53.4%            $2,048               62.4%
Other operating income                           1,587              46.6%             1,234               37.6%
                                                ------             -----             ------              -----
Total non-freight revenues                      $3,408             100.0%            $3,282              100.0%
                                                ======             =====             ======              =====

 Industrial Switching Revenues

  Revenues from U.S. industrial switching activities were $7.8 million in the nine months ended September 30, 2000 compared to $8.8 million in the nine months ended September 30, 1999, a decrease of $1.0 million or 11.3% due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999.

 Consolidated Operating Expenses

  Operating expenses for all operations combined were $135.1 million in the nine months ended September 30, 2000, compared to $107.8 million in the nine months ended September 30, 1999, a net increase of $27.3 million or 25.3%. Expenses attributable to North American railroad operations were $100.8 million in the nine months ended September 30, 2000, compared to $71.2 million in the nine months ended September 30, 1999, an increase of $29.6 million or 41.5% of which $17.0 million were expenses attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $7.6 million were expenses attributable to the acquisition of GRO, and $5.0 million were expenses attributable to existing railroad operations. Expenses attributable to operations in Australia were $26.8 million in the nine months ended September 30, 2000, compared to $27.7 million in the nine months ended September 30, 1999, a decrease of $895,000 or 3.2%. Expenses attributable to U.S. industrial switching were $7.5 million in the nine months ended September 30, 2000, compared to $8.9 million in the nine months ended September 30, 1999, a decrease of $1.4 million or 15.5%.

  The following three sections provide information on railroad expenses in North America and Australia, and industrial switching expenses in the United States.

 North American Railroad Operating Expenses

  The following table sets forth a comparison of the Company's North American railroad operating expenses in the nine months ended September 30, 2000 and 1999:

                            North American Railroad
                         Operating Expense Comparison
                 Nine months Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                                           2000                               1999
                                                                           ----                               ----

                                                                                 % of                              % of
                                                                                 Operating                         Operating
                                                                   $             Revenue               $           Revenue
Labor and benefits                                             $  40,528              33.8%         $ 26,815             33.2%
Equipment rents                                                   14,641              12.2%           10,046             12.4%
Purchased services                                                 8,356               7.0%            4,960              6.1%
Depreciation and amortization                                      8,216               6.9%            6,706              8.3%
Diesel fuel                                                        9,056               7.6%            3,603              4.5%
Casualties and insurance                                           4,705               3.9%            2,734              3.4%
Materials                                                          8,043               6.7%            5,136              6.4%
Other expenses                                                     7,204               5.9%           11,189             13.9%
                                                               ---------          --------          --------          -------
Total operating expenses                                       $ 100,749              84.0%         $ 71,189             88.2%
                                                               =========          ========          ========          =======

  Labor and benefits expense was $40.5 million in the nine months ended September 30, 2000 compared to $26.8 million in the nine months ended September 30, 1999, an increase of $13.7 million or 51.1% of which $7.0 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $4.7 million was attributable to existing railroad operations, and $2.0 million was attributable to the acquisition of GRO. The increase on existing railroad operations relates primarily to increased freight operations and the addition of senior administrative and safety personnel.

  Equipment rents were $14.6 million in the nine months ended September 30, 2000 compared to $10.0 million in the nine months ended September 30, 1999, an increase of $4.6 million or 45.7% of which $2.4 million was attributable to existing railroad operations, $1.7 million was attributable to the acquisition of GRO, and $426,000 was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period.

  Purchased services were $8.4 million in the nine months ended September 30, 2000 compared to $5.0 million in the nine months ended September 30, 1999, an increase of $3.4 million or 68.5% of which $2.0 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $987,000 was attributable to the acquisition of GRO, and $453,000 was attributable to existing railroad operations.

  Diesel fuel expense was $9.1 million in the nine months ended September 30, 2000 compared to $3.6 million in the nine months ended September 30, 1999, an increase of $5.5 million or 151.3% of which $2.1 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period, $2.3 million was attributable to an increase on existing railroad operations, and $1.1 million was attributable to the acquisition of GRO. The increase on existing railroad operations is primarily the result of significant fuel price increases experienced at all operating locations.

  All other expenses combined were $28.2 million in the nine months ended September 30, 2000 compared to $25.8 million in the nine months ended September 30, 1999, a net increase of $2.4 million or 9.3% of which $5.5 million was attributable to a full nine months of railroad operations in Mexico compared to one month of railroad operations in Mexico in the 1999 period and $1.7 million was attributable to the acquisition of GRO, offset by a $4.8 million decrease on existing railroad operations in the 2000 period.

 Australian Railroad Operating Expenses

  Expenses attributable to operations in Australia were $26.8 million in the nine months ended September 30, 2000, compared to $27.7 million in the nine months ended September 30, 1999, a decrease of $895,000 or 3.2%. The decrease in Australian operating expense is primarily due to the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The weighted average currency exchange rate in the nine months ended September 30, 2000 was $0.5985 compared to $0.6458 in the nine ended September 30, 1999, a decrease of $0.0473 or 7.3%. In Australian dollars, operating expense increased by approximately 4.4%. The following table sets forth a comparison of the Company's Australian railroad operating expenses in the nine months ended September 30, 2000 and 1999:

                        Australian Railroad Operations
                         Operating Expense Comparison
                 Nine months Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                                     2000                          1999
                                                                     ----                          ----

                                                                                % of                             % of
                                                                              Operating                        Operating
                                                                $             Revenue                 $        Revenue
Labor and benefits                                         $   4,126                13.7%         $   4,282          13.2%
Equipment rents                                                  154                 0.5%               236           0.7%
Purchased services                                             9,612                31.9%             8,927          27.5%
Depreciation and amortization                                  1,774                 5.9%             1,583           4.9%
Diesel fuel                                                    5,700                18.9%             5,980          18.4%
Casualties and insurance                                       1,107                 3.7%             1,551           4.8%
Materials                                                      1,139                 3.7%             1,308           4.0%
Other expenses                                                 3,186                10.5%             3,826          11.9%
                                                           ---------              ------          ---------        ------
Total operating expenses                                   $  26,798                88.8%         $  27,693          85.4%
                                                           =========              ======          =========        ======

  Purchased services were $9.6 million in the nine months ended September 30, 2000 compared to $8.9 million in the nine months ended September 30, 1999, an increase of $685,000 or 7.7%, due primarily to increased contract maintenance costs associated with new Iron Ore movements.

  All other expenses combined were $17.2 million in the nine months ended September 30, 2000 compared to $18.8 million in the nine months ended September 30, 1999, a decrease of $1.6 million or 8.4% due primarily to decreases in casualties and insurance of $444,000, diesel fuel of $280,000 due to fuel tax decreases, and a net decrease in all other expenses of $856,000.

 U. S. Industrial Switching Operating Expenses

  The following table sets forth a comparison of the Company's U.S. industrial switching operating expenses in the nine months ended September 30, 2000 and 1999:

                           U.S. Industrial Switching
                         Operating Expense Comparison
                 Nine months Ended September 30, 2000 and 1999
                            (dollars in thousands)

                                                                   2000                                  1999
                                                                   ----                                  ----

                                                                          % of                                  % of
                                                                         Operating                             Operating
                                                             $           Revenue                   $           Revenue
Labor and benefits                                       $   4,674            60.1%            $   6,341              72.4%
Equipment rents                                                170             2.2%                  138               1.6%
Purchased services                                             235             3.0%                  372               4.2%
Depreciation and amortization                                  493             6.3%                  598               6.8%
Diesel fuel                                                    399             5.1%                  315               3.6%
Casualties and insurance                                       358             4.6%                  757               8.6%
Materials                                                      492             6.3%                  573               6.5%
Other expenses                                                 707             9.2%                 (183)             -2.1%
                                                         ---------          ------             ---------           -------
Total operating expenses                                 $   7,528            96.8%            $   8,911             101.6%
                                                         =========          ======             =========           =======

  Labor and benefits expense was $4.7 million in the nine months ended September 30, 2000 compared to $6.3 million in the nine months ended September 30, 1999, a decrease of $1.6 million or 26.3%, due primarily to the Company's decision to exit an unprofitable switching contract in May 1999.

  All other expenses combined were $2.9 million in the nine months ended September 30, 2000 compared to $2.6 million in the nine months ended September 30, 1999, an increase of $284,000 or 11.1%.

Operating Ratios

  The Company's combined operating ratio decreased to 85.6% in the nine months ended September 30, 2000 from 88.4% in the nine months ended September 30, 1999. The operating ratio for North American railroad operations decreased to 84.0% in the nine months ended September 30, 2000 from 88.2% in the nine months ended September 30, 1999. The operating ratio for Australian railroad operations increased to 88.8% in the nine months ended September 30, 2000 from 85.4% in the nine months ended September 30, 1999. The operating ratio for U.S. industrial switching operations decreased to 96.8% in the nine months ended September 30, 2000 from 101.6% in the nine months ended September 30, 1999.

Valuation Adjustment of U.S. Dollar Denominated Foreign Debt

  Amounts outstanding under the Company's credit facilities which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses which totaled a loss of $1.5 million in the nine months ended September 30, 2000. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further amendment to the credit facilities, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

Other Income, Net

  Other income, net in the nine months ended September 30, 2000 was $2.6 million compared to $84,000 in the nine months ended September 30, 1999, an increase of $2.5 million. Other income, net in the nine months ended September 30, 2000 consists primarily of interest income of $1.8 million and income from the reversal of stale liabilities of $690,000. Other income, net in the nine months ended September 30, 1999, consisted of interest income of $479,000 and gains on asset sales of $198,000, offset by equity losses of unconsolidated affiliates, primarily GRO, of $593,000. The increase in interest income in the nine months ended September 30, 2000 is primarily due to a full nine months of earnings on FCCM's Special Track Project deposit versus only one month in 1999.

Interest Expense and Income Taxes

  Interest expense in the nine months ended September 30, 2000 was $8.0 million compared to $5.6 million in the nine months ended September 30, 1999, an increase of $2.4 million or 42.4% due primarily to financing of the GRO and FCCM acquisitions. The Company's effective income tax rate in the nine months ended September 30, 2000 was 37.9% which compared to 42.9% in the nine months ended September 30, 1999 before the effect of the $4.2 million benefit provision from the favorable Australia tax law change.

Net Income and Earnings Per Share

  The Company's net income in the nine months ended September 30, 2000 was $9.9 million compared to net income of $9.1 million in the nine months ended September 30, 1999, an increase of $777,000. The increase in net income is the net result of an increase in net income from North America railroad operations of $5.4 million and a decrease in the net loss from industrial switching operations of $373,000, offset by a decrease in net income from operations in Australia of $5.0 million (including the $4.2 million income tax benefit). The net income from North America railroad operations of $5.4 million includes approximately $985,000 of the after-tax effect of the non-cash loss from the depreciation of the Mexican peso.

  Basic and Diluted Earnings Per Share in the nine months ended September 30, 2000 were $2.28 and $2.24, respectively, on weighted average shares of 4.3 million and 4.4 million, respectively, compared to earnings of $2.00 and $1.98, respectively, on weighted average shares of 4.5 million and 4.6 million, respectively, in the nine months ended September 30, 1999. The change in weighted average shares outstanding primarily reflects the impact of a 1.0 million share buy-back program which ended in May, 1999.

Liquidity and Capital Resources

  During the nine months ended September 30, 2000, the Company generated cash from operations of $17.7 million, invested $26.3 million in capital assets (including $8.3 million in state grant funds received for track rehabilitation and construction), had a net increase in outstanding debt of $1.6 million, and received $275,000 in proceeds from the disposition of property.

  During the nine months ended September 30, 1999 the Company generated cash from operations of $20.3 million, invested $21.8 million in capital assets (including $5.9 million in state grant funds received for track rehabilitation and construction), received cash of $57,000 in the purchase of Rail-One Inc. less cash paid for common stock, invested $30.5 million for the purchase of assets of the Chiapas-Mayab railway concession, equipment property and other assets from the state-owned rail company Ferronales, had a net increase in outstanding debt of $59.7 million of which $24.7 million was assumed in the acquisition of GRO, and received $298,000 in proceeds from the disposition of property.

  Convertible Preferred Stock - On October 19, 2000, the Company signed an agreement to receive up to $25 million from the 1818 Fund III, L.P. (the "Fund") managed by Brown Brothers Harriman & Co., in exchange for the issuance to the fund of the Company's Convertible Preferred Stock (the "Convertible Preferred"). The Company will initially receive a $10.0 million investment from the Fund and will also have the option through January 15, 2001 to issue the Fund up to an additional $15 million of Convertible Preferred, in $5 million increments, to fund acquisition opportunities worldwide. If the Company does not exercise the option in its entirety, the Fund will receive an option to invest an additional $10.0 million provided that GWI completes acquisitions with an aggregate purchase price greater than $25 million. The maximum total investment by the Fund will be limited to $25 million. The sale of the Convertible Preferred will be subject to customary closing conditions. When issued, the Convertible Preferred will have a conversion price of $23.00 per share, a cash coupon of 4.0%, will be callable by GWI in four years, and will be mandatorily redeemable in eight years. It is anticipated that the proceeds will be used to fund an expected acquisition in Western Australia.

  Credit Facilities - On August 17, 1999, the Company amended and restated its credit facilities agreement (the Agreement) to provide for an increase in borrowings from $65.0 million to $150.0 million. The Agreement provides for $88.0 million in revolving credit facilities, including $15.0 million in Australian dollar equivalents to be allocated to the Australian subsidiaries, and $62.0 million in term loan facilities. The term loan facilities include a U.S. Term Loan facility in the amount of $10.0 million, a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million, and a Mexican Term Loan facility of $30.0 million. The Agreement has a maturity date of August 17, 2004, provides for interest at various rates, plus the applicable margins, as defined in the Agreement and is secured by substantially all the assets of the Company and its subsidiaries. The Agreement requires certain commitment fees, prepayments from the issuance of new equity or debt and annual sale of assets, and covenant ratios or amounts, including, but not limited to, funded debt to EBITDA, minimum EBITDA for a period, cash flow coverage, and Net Worth, all as defined in the Agreement.

  Amounts outstanding under the Agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries and a further amendment to the Agreement, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

  Stock Repurchase - On August 12, 1998, the Company's board of directors authorized the Company to repurchase up to one million shares of the Company's Class A common stock under SEC Rule 10b-18. In May, 1999, the Company completed its purchase of the one million shares authorized by the board of directors at a total cost of $11.0 million.

  The Company has budgeted approximately $38.7 million in capital expenditures in 2000, primarily for track rehabilitation, of which $7.7 million is expected to be used in Australia. Of the $38.7 million in capital expenditures, $12.8 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company's railroads. Approximately $26.3 million of the budgeted capital expenditures of $38.7 million were completed as of September 30, 2000, and $8.3 million of the expected $12.8 million of government grants has been received.

  At September 30, 2000, the Company had long-term debt (including current portion) totaling $108.6 million, which comprised 55.3% of its total capitalization. This compares to long-term debt, including current portion, of $108.4 million at December 31, 1999, comprising 57.0% of total capitalization.

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


            The remainder of this page is intentionally left blank.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under its credit facilities which have variable interest rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDA ratio, as defined in the credit facilities agreement. The Company is also exposed to the impact of foreign currency exchange rate risk at its foreign subsidiaries. The Company does not believe that its market risks have substantially increased since last year end.

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

*(10.1)   Amendment No. 6 to Genesee & Wyoming Inc. 1996 Stock Option Plan

*(10.2)   Genesee & Wyoming Australia Pty. Ltd. Executive Share Option Plan

*(11.1)   Statement re computation of per share earnings

 (15)     Letter re unaudited interim financial information

          Not applicable.

 (18)     Letter re change in accounting principles

          Not applicable.

 (19)     Report furnished to security holders

          Not applicable.

 (22) Published report regarding matters submitted to vote of security holders

          Not applicable.

 (23)     Consents of experts and counsel

          Not applicable.

 (24)     Power of attorney

          Not  applicable.

*(27)     Financial Data Schedule

 (99)     Additional Exhibits

          Not applicable.

----------------------------
  *Exhibit filed with this Report.

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

     5 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended September 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GENESEE & WYOMING INC.

Date: November 13, 2000                 By: /s/ Mortimer B. Fuller, III
                                            ---------------------------
                                        Name:  Mortimer B. Fuller, III
                                        Title: Chairman of the Board and CEO

Date: November 13, 2000                 By: /s/ Alan R. Harris
                                            ---------------------------
                                        Name:  Alan R. Harris
                                        Title: Senior Vice President and
                                               Chief Accounting Officer


            The remainder of this page is intentionally left blank.