Form 10-K
period 2000-12-31
GENESEE & WYOMING INC
filed 2001-04-02
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____to____

                           Commission File No. 0-20847

                              --------------------

                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                         06-0984624
- -----------------------                          --------------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)

66 Field Point Road, Greenwich, Connecticut          06830
- ---------------------------------------              ---------
(Address of principal executive offices)             (Zip Code)

(203) 629-3722
- --------------
(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                               on which Registered
- -------------------                               -------------------
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

                           |X| YES    |_| NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 19, 2001: $78,790,471.

Shares of common stock outstanding as of the close of business on March 19, 2001:

Class                                               Number of Shares Outstanding
- ------------                                        -----------------------
Class A Common Stock                                          3,702,117

Class B Common Stock                                            845,447

Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K                       DOCUMENT INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13       Registrant's proxy statement to be
                                        issued in connection with the Annual
                                        Meeting of the Stockholders of the
                                        Registrant to be held on May 22, 2001.

Part I, Item 4                          Registrant's information statement
                                        (Schedule 14C) filed with the Commission on October 23, 2000.

             The remainder of this page is intentionally left blank.

                                     Part I

Item 1. BUSINESS

      Genesee & Wyoming Inc. (the Registrant or the Company) is a holding company whose subsidiaries and unconsolidated affiliates own and operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides railroad switching and related services to United States industrial companies with extensive railroad facilities within their complexes. The Company's predecessor, Genesee and Wyoming Railroad Company, was founded in 1899 by E.L. Fuller and his partners. In 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Company and became its Chief Executive Officer, the Company was dependent on a single commodity, salt, produced by a single customer. At that time, the Company generated $3.9 million in operating revenues over its 14 miles of track. In 1978, under the leadership of Mr. Fuller, the Company began a strategy of growth by acquisition that broadened its sources of rail and rail-related revenues. Initial expansion was into the railcar leasing business which was followed by 16 rail line acquisitions in the United States. Significant US acquisitions have included the Rochester & Southern Railroad, Inc. (1986), Louisiana & Delta Railroad, Inc. (1987), Buffalo & Pittsburgh Railroad, Inc. (1988), Allegheny & Eastern Railroad, Inc. (1992), Willamette & Pacific Railroad, Inc. (1993), Portland & Western Railroad, Inc. (1995), Illinois & Midland Railroad, Inc.
(1996), Pittsburg & Shawmut Railroad, Inc. (1996), and the rail and industrial switching business of Rail Link, Inc. (1996).

      The Company's domestic growth has been complemented by expansion into deregulating rail markets worldwide. In 1997, the Company was awarded the contract to operate the Australia Southern Railroad (ASR), a railroad that provides freight services in South Australia. Also in 1997, the Company formed a joint-venture for Canadian rail acquisitions, Genesee Rail-One Inc. (GRO), which currently operates two railroads in Canada. In April 1999, the Company increased its ownership interest in GRO to 95% and began consolidating its operating results, and during the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO (see Note 3. to Consolidated Financial Statements).

      In July 1998, the Company began serving as the operator of a mineral railroad in northern Mexico. The railroad, known as Linea Coahuila Durango
(LCD), is a concession awarded by the Mexican government to two Mexican industrial firms. Late in 1999, the Company changed its relationship with LCD to that of being a provider of technical assistance so that management could focus on the Company's new Mexican operation, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM). In August 1999, FCCM, a wholly-owned subsidiary of the Company, was awarded a concession to operate two railways, the Chiapas line and the Mayab line, owned by the state-owned Mexican rail company Ferronales. FCCM began operations on September 1, 1999 (see Note 3. to Consolidated Financial Statements).

      In November 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company previously acquired a 0.68% indirect interest in Oriental on September 30, 1999 through its 47.5% ownership interest in Latin American Rail LLC. (see Note 3. to Consolidated Financial Statements).

      Most recently, in December 2000, the Company, through its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight was composed of the freight operations of the formerly state-owned railroad of Western Australia. To complete the acquisition, the Company contributed ASR to ARG along with the Company's interest in the Asia Pacific Transport Consortium (APTC) - a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia - and other consideration as described in Note 3. to Consolidated Financial Statements.

      As a result of the Company's growth strategy, the Company has become a global rail operation extending over approximately 7,700 miles of owned, jointly-owned or leased track and 2,700 miles of track under trackage rights or similar access arrangements in five countries on three continents.

INDUSTRY OVERVIEW

      The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (the Staggers Rail
Act), which deregulated the pricing and types of services provided by railroads. Since 1980, Class I railroads in the United States and Canada have taken aggressive steps to improve profitability and recapture market share. In furtherance of that goal, these Class I railroads have focused their management and capital resources on their long-haul core systems, and certain of them have sold branch lines to smaller and more cost-efficient rail operators that are willing to commit the resources necessary to meet the needs of the shippers located on these lines. Divestment of branch lines enables Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency, and avoid traffic losses associated with rail line abandonment.

      The commitment of Class I carriers to increase efficiency and profitability has also led to an increase in merger activity among long-haul railroads, such as, the acquisition of Consolidated Rail Corporation by Norfolk Southern Corp. and CSX Transportation, Inc., in 1999. Such consolidations present both risk and opportunity for the Company.

      Although the acquisition market is highly competitive, the Company believes that there will continue to be opportunities to acquire railroad lines in the United States and Canada from both Class I railroads and short line and regional railroads. The Company believes there may be additional acquisition opportunities in Australia as the state and federal governments continue the privatization of the railway system. In addition, the Company believes there may be acquisition opportunities in Mexico and South America.

STRATEGY

      The Company's strategy is to become the dominant provider of rail freight transportation in the markets it serves by (i) growing its business through acquisitions to establish new regions or increasing its presence in existing regions, (ii) expanding its revenue base within each region through marketing efforts, and (iii) improving its operating efficiency through rationalization and consolidation of overhead expenses. The Company's growth to date has been the result of the acquisition of and investment in rail properties, which has expanded the Company's customer base and diversified its commodity mix, and its marketing efforts.

      Acquisition of and Investment in Rail Properties

      The Company seeks to expand its international and U.S. business through the selective acquisition of and investment in rail properties, both in new regions and in regions in which it currently operates. The Company's fundamental acquisition strategy is to identify properties that have large industrial customers which will provide the Company with a stable revenue base and the potential to generate incremental revenues and additional customers upon implementation of a focused marketing plan. In new regions, the Company targets rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region, and attract qualified management. When acquiring rail properties in its existing regions, in addition to seeking properties with large industrial customers, the Company targets rail properties where it believes the successful implementation of its operating strategy is likely to generate significant operating efficiencies.

      In evaluating acquisition opportunities, the Company considers, among other matters, the size of the rail operations, opportunities for expansion, commodity and customer diversification, revenue stability, connecting carriers, track condition and maintenance requirements, and expected financial returns. The Company also considers acquisition opportunities that have the potential to enable its railroads to provide better or more cost-effective service to major shippers or to increase and diversify the overall customer base of its railroads. The Company develops acquisition prospects through its relationships with Class I carriers and its reputation in the industry. In addition, the Company uses consultants to assist in the identification and development of acquisition opportunities. The Company has successfully integrated sixteen acquisitions of varying sizes and operating characteristics, of which four were existing short lines, six were Class I divestitures, four were governmental privatizations, one was an industrial switching company which also operates four wholly-owned subsidiary railroad companies, and one was a Canadian company which operates two wholly-owned subsidiary railroad companies.

      The Company acquires rail properties through the purchase or lease of assets. Typically, the Company bids against other short line and regional operators for available properties. The structure of each transaction is determined based upon economic and strategic considerations. In addition to the financial terms of the transaction, sellers consider more subjective criteria such as a prospective acquiror's operating experience, its reputation among shippers, and its ability to close a transaction and commence operations smoothly. The Company believes it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is able to provide increased revenue to the Class I carriers that connect with its North American lines. The Company sees this ability to provide increased revenue to Class I carriers as an advantage in bidding for properties in North America.

      Marketing

      The Company's marketing strategy is to build each region on a base of major industrial customers, to grow that base business through marketing efforts directed at its major customers, and to generate incremental revenues outside the base of major customers by attracting smaller customers and providing ancillary services which generate non-freight revenues. The Company believes that over the long term, its strategy of building its regions around a core of major industrial customers provides a stable revenue base and allows the Company to focus its efforts on additional growth opportunities within a region. Through implementation of its marketing strategy, the Company has further increased the number of major customers so that, over time, the Company's reliance on any one customer or commodity has been significantly reduced.

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

      Because most of the traffic transported by the Company's railroads in the United States and Canada is interchanged with Class I carriers, the Company's marketing efforts in these areas are often aimed at enhancing its railroads' relationships with these Class I carriers as well as shippers. The Company provides related rail services such as railcar leasing, railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. For example, the Company supplies cars to its customers or its railroads when, among other things, a customer has a need which cannot be filled by cars supplied by Class I railroads or the Company has an opportunity to provide cars on a cost basis that both meets customer needs and improves the economics of a freight move to the Company. The Company actively manages its railcar portfolio, buying, selling and leasing equipment to take advantage of changes in market value in conjunction with changes in its customers' needs.

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

      The Company intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company's shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company's railroads to the economic infrastructure of those regions, approximately $44.0 million in state, federal and third party grants for track rehabilitation and service improvements has been invested in the Company's U.S. rail properties since 1987.

MANAGEMENT

      The Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President - Corporate Development have responsibility for overall strategic and financial planning. The Chief Executive Officer oversees the Company's global operations including its equity investments in Australia and South America, while the Chief Operating Officer manages operations in North America. The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based profit sharing and bonus programs.

RAILROAD OPERATIONS - NORTH AMERICA

   North American Customers

      The Company's North American railroads currently serve over 660 customers. A large portion of the Company's North American railroad operating revenue is attributable to customers operating in the electric utility, paper, petroleum products, lumber and forest products, farm and food products, chemicals and metals industries. As the Company acquires new North American railroad operations, the base of customers served continues to grow and diversify. The largest ten North American customers accounted for approximately 30%, 34% and 38% of the Company's North American railroad revenues in 2000, 1999 and 1998, respectively. The Company's largest North American customer was Commonwealth Edison, an electric utility, which accounted for approximately 6%, 15% and 14% of the Company's North American railroad revenues in 2000, 1999 and 1998, respectively (see Note 15. to Consolidated Financial Statements). The Company typically ships freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years.

  North American Railroad Commodities

      The Company's North American railroads transport a wide variety of commodities for their customers. Some of the Company's railroads have a diversified commodity mix while others transport one or two principal commodities. In 2000, coal, coke and ores; and pulp and paper products were the two largest commodity groups transported by the Company's North American railroads, constituting 20.6% and 15.6%, respectively, of total North American revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 2000 Compared to Year Ended December 31, 1999"), and 31.2% and 13.8%, respectively, of total North American carloads. The following table summarizes the aggregate traffic volume of the Company's North American railroads by commodity group:

               NORTH AMERICAN CARLOADS CARRIED BY COMMODITY GROUP

                                                           Year Ended                       Year Ended
                                                        December 31, 2000                December 31, 1999
                                                        -----------------                -----------------

       Commodity Group                             Carloads       % of Total         Carloads       % of Total
       ---------------                             --------            -----         --------            -----
       Coal, Coke & Ores                            117,189            31.2%           94,140            31.4%
       Pulp & Paper                                  51,753            13.8%           39,952            13.3%
       Minerals & Stone                              42,146            11.2%           23,667             7.9%
       Metals                                        36,554             9.7%           30,614            10.2%
       Petroleum                                     30,075             8.0%           20,206             6.7%
       Farm & Food Products                          27,710             7.4%           19,898             6.6%
       Lumber & Forest Products                      25,426             6.8%           28,627             9.6%
       Chemicals                                     16,985             4.5%           16,039             5.4%
       Autos & Auto Parts                             5,849             1.6%            4,790             1.6%
       Other                                         21,438             5.8%           22,024             7.3%
                                            -------------------------------------------------------------------

       Total                                        375,125           100.0%          299,957           100.0%
                                            ===================================================================

      Coal, coke and ores consists primarily of shipments of coal to utilities and industrial customers.

      Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and fine papers.

      Minerals and stone consists primarily of cement, gravel and stone used in construction.

      Metals consists primarily of scrap metal, finished steel products and coated pipe.

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

   North American Railroad Employees

      As of December 31, 2000, the Company's North American railroads had approximately 1,175 full-time employees. Of this total, approximately 475 are members of national labor organizations. The Company's North American railroads have ten contracts with these national labor organizations which have expiration dates ranging to 2005. The Company has also entered into collective bargaining agreements with an additional 83 employees who represent themselves, which have expiration dates ranging to 2004. The Company believes that its relationship with its employees is good.

RAILROAD OPERATIONS - AUSTRALIA

      On December 16, 2000, the Company, through its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia (See Note 3. to Consolidated Financial Statements). ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia.

      To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company's interest in the Asia Pacific Transport Consortium (APTC) - a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 17, 2000.

      The following information relates to the Company's Australian railroad operations for the periods prior to the December 17 deconsolidation. ASR commenced operations in November 1997, after acquiring certain freight railroad assets of Australian National, a railroad company owned by the Commonwealth Government of Australia. Coincident with closing the purchase, the Company sold certain facilities and inventories to two third parties who are under long-term contracts with ASR to perform locomotive, rolling stock and track infrastructure maintenance and repairs. Approximately 900 miles of branchline track structure is owned and exclusively maintained by ASR through one of the two third parties. The land under the track structure is leased from the State of South Australia for a 50 year term with an option for an additional 15 years. Some of these branchlines are isolated from other parts of the system. Also, different parts of the system have different track gauges, that is, narrow, standard and broad gauge, and ASR must provide discrete locomotives and rolling stock for each gauge. In some cases, dual gauge track is in place.

   Australia Customers

      ASR operates unit trains for four major customers, hauling four types of commodities including grain, gypsum, limestone and marble. In December 1999, it also commenced hauling iron ore to an integrated steel mill at Whyalla in South Australia for Broken Hill Proprietary Limited (BHP). ASR also conducts shunting (switching) within BHP's facility at Whyalla.

      ASR provides switching, rail yard storage and other rail related facilities for hire to its customers, and operates trains for the haulage of rail, ballast and ties primarily for the owner of the interstate mainline. ASR also operates "hook and pull" trains for several major customers. Unlike the United States, the Australian system guarantees open access to rail lines. ASR provides locomotives, fuel, train crews, and in some cases railcars, to freight forwarding companies. These freight forwarding customers contract for blocks of time within which their trains can be operated at certain designated speeds. They are responsible for track access charges and all other costs of operating these trains. ASR operates hook and pull trains over the 2,100 mile corridor between Melbourne and Perth. Certain of ASR's branchline trains operate over these main lines as well. ASR is not responsible for maintenance of these main lines.

Australian Railroad Commodities and Hook and Pull Service (Haulage)

      The Company's Australian railroad transports a variety of commodities and provides hook and pull (haulage) services for its customers. In the period ending December 16, 2000, hook and pull (haulage) and grain products were the two largest commodity groups by revenue transported by the Company's Australian railroad, constituting 44.6% and 27.0%, respectively, of total Australian revenues (see Item 7. of this Report under the heading "Results of Operations - Year Ended December 31, 2000 compared to Year Ended December 31, 1999"), and 21.3% and 14.5%, respectively, of total Australian carloads. The following table summarizes the aggregate traffic volume of the Company's Australian railroad by commodity group:

                AUSTRALIAN CARLOADS CARRIED BY COMMODITY GROUP

                                                     Period Ended                      Year Ended
                                                   December 16, 2000               December 31, 1999
                                                   -----------------               -----------------

                   Commodity Group             Carloads      % of Total       Carloads       % of Total
                   ---------------             --------           -----       --------            -----
                                            --------------------------------------------------------------
               Iron Ore                              99,544         41.4%            8,069           4.8%
               Hook and Pull
               (Haulage)                             51,165         21.3%           52,407          31.3%
               Gypsum                                40,841         17.0%           40,304          24.1%
               Grain                                 34,875         14.5%           48,781          29.1%
               Marble                                 8,171          3.4%            8,343           5.0%
               Lime                                   4,182          1.7%            4,662           2.8%
               Coal                                      --          0.0%            4,317           2.6%
               Other                                  1,596          0.7%              603           0.3%
                                            --------------------------------------------------------------

                   Total                           240,374         100.0%          167,486         100.0%
                                            ==============================================================

   Australian Railroad Employees

      As of December 16, 2000, ASR had approximately 190 employees, some of whom are operational staff that are members of a union.

U.S. INDUSTRIAL SWITCHING OPERATIONS

      U.S. industrial switching operations generate non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industrial companies with extensive railroad facilities within their complexes. The Company's U.S. industrial switching operation serves 26 customers in 10 states. These customers are primarily in the chemicals, paper, grain, mining and power generation industries. The provision of the service generally involves locating a work force and locomotives at the customer's facility and tailoring the service level to the switching requirements of the site. As of December 31, 2000, the Company's U.S. industrial switching operations had approximately 214 employees.

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

      The Company maintains a corporate-wide safety policy facilitated by a Vice President of Safety, Compliance Officer, and a Safety Director. The Company's safety program allows each of its subsidiaries the flexibility to develop safety rules and procedures based on local requirements or statutes. The Company works continuously to comply fully with all federal, state and local government regulations. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations.

      The Company also participates in governmental and industry sponsored safety programs. For example, members of the Company's management serve or have served on the Board of Directors of Operation Lifesaver (the national grade crossing awareness program), the New Program Committee of Operation Lifesaver, and the American Short Line & Regional Railroad Association Safety Committee.

      In addition, the Company has created two working safety groups. The first group, the Focus Team, consisting of the general managers and the Vice President of Safety, develops the corporate safety strategy and ensures consistency of implementation for policies within the organization. The second group, the GWI Team, includes safety representatives of each region, a general manager as team leader, and the Vice President of Safety as the facilitator working together to refine the Company's safety program. Each team coordinates with the Company's subsidiaries to ensure compliance with and implementation of all safety rules and regulations. The objective of both teams is to sponsor the Company's initiatives to make it the safest carrier with regard to its employees, customers, assets, the public and the environment.

INSURANCE

      The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $50,000 to $400,000 per occurrence. In addition, the Company maintains excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company's liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policies. The Company also maintains property damage coverage, subject to a standard pollution sub-limit and self-insured retentions ranging from $10,000 to $250,000.

      Employees of the Company's United States railroads are covered by the Federal Employers' Liability Act (FELA), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company's liability insurance policies. Employees of the Company's industrial switching business are covered under workers' compensation policies.

      ASR liability policies, now transferred to ARG, have self-insured retentions for third party claims ranging from $100,000 per occurrence for personal injury to $500,000 for property damage. Employees are covered for injury or death by public and private sector insurance arrangements. A levy is paid by ASR to the insurance provider based on the amount of wages and salaries paid by ASR.

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

      Each of the Company's railroads is typically the only rail carrier directly serving its customers; however, the Company's railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among the Company's railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination transportation service. To the extent other carriers are involved in transporting a shipment, the Company cannot control the cost and quality of such service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

REGULATION

      The Company's United States railroads are subject to regulation by the Surface Transportation Board (STB), the Federal Railroad Administration (FRA), state departments of transportation, and some state and local regulatory agencies. The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission. Established by the ICC Termination Act of 1995 (ICCTA), the STB has jurisdiction over, among other things, service levels and compensation of carriers for use of their railcars by other carriers. It also must authorize extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers; in limited circumstances, it may condition such authorization upon the payment of severance benefits to affected employees. The STB may review rail carrier pricing only in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The FRA has jurisdiction over safety and railroad equipment standards and also assists in coordinating projects for railroad route simplification.

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

ENVIRONMENTAL MATTERS

      The Company's operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Department of Transport, and comparable agencies provincial level. In Mexico, these functions are administered at the federal level by the Ministry of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport on a federal level and by the Environmental Protection Agency at the state level. There are no material environmental claims currently pending or, to the Company's knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company's earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company's properties.

      In Mexico, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., was awarded a 30-year concession to operate certain railways owned by the state-owned rail company Ferronales. Under the terms of the concession agreement, Ferronales remains responsible for remediation of all obligations, duty or liability arising from contamination or other environmental issues that occurred prior to the execution date of the concession agreement.

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

ITEM 2. PROPERTIES

      The Company, through its subsidiaries and unconsolidated affiliates, currently has interests in twenty-three railroads of which seventeen are in the United States, two are in Canada, two are in Australia, one is in Mexico and one is in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company's holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company's railroads. Several of the Company's railroads are operated under terms of leases or operating licenses in which the Company does not assume ownership of the track and the underlying land.

      The Company's railroads operate over approximately 7,700 miles of track that is owned, jointly-owned or leased by the Company or its affiliates. The Company's or its affiliates' railroads also operate, through various trackage rights agreements, over approximately 2,700 miles of track that is owned or leased by others.

      The following table sets forth certain information as of December 31, 2000 with respect to the Company's railroads:

RAILROAD AND LOCATION                       TRACK MILES       STRUCTURE     CONNECTING CARRIERS (1)
UNITED STATES:
Allegheny & Eastern Railroad, Inc.
(ALY) Pennsylvania                            153  (2)         Owned            BPRR, NS, CSX

Bradford Industrial Rail, Inc.
(BR) Pennsylvania                               4  (3)         Owned            BPRR

Buffalo & Pittsburgh Railroad, Inc.                                             ALY, BLE, BR, CN, CP,
(BPRR) New York, Pennsylvania                 279  (4)         Owned/Leased     CSX, NS, PS, RSR, SB

The Dansville & Mount Morris
  Railroad Company
(DMM) New York                                  8              Owned            GNWR

Genesee and Wyoming Railroad Company
(GNWR) New York                                26  (5)         Owned (5)        CP, DMM, RSR, NS, CSX

Pittsburg & Shawmut Railroad, Inc.
(PS) Pennsylvania                             224  (6)         Owned            BPRR, CSX, NS

Rochester & Southern Railroad, Inc.
(RSR) New York                                 66  (7)         Owned            BPRR, CP, GNWR, CSX

Illinois & Midland Railroad, Inc.                                               BNSF, IAIS, IC, NS,
(IMR) Illinois                                 97  (8)         Owned            PPU, TPW, UP

Portland & Western Railroad, Inc.
(PNWR) Oregon                                 211  (9)         Owned/Leased     BNSF, UP, WPRR, POTB

Willamette & Pacific Railroad, Inc.
(WPRR) Oregon                                 185 (10)         Leased           UP, PNWR, HLSC

Louisiana & Delta Railroad, Inc.
(LDRR) Louisiana                               87 (11)         Owned/Leased     UP

Carolina Coastal Railway, Inc.
(CLNA) North Carolina                          17 (12)         Leased           NS

Commonwealth Railway, Inc.
(CWRY) Virginia                                17 (13)         Owned/Leased     NS

Talleyrand Terminal Railroad
(TTR) Florida                                  10 (14)         Leased           NS, CSX

Corpus Christi Terminal Railroad, Inc.
(CCPN) Texas                                   26 (15)         Leased           UP, BNSF, TM

Golden Isles Terminal Railroad, Inc.
(GITM) Georgia                                 13 (16)         Leased           CSX, NS

Savannah Port Terminal Railroad, Inc.
(SAPT) Georgia                                  1 (17)         Leased           CSX, NS

CANADA:
Huron Central Railway, Inc.
(HCR) Canada                                  179 (18)         Leased           CP, WC

Quebec Gatineau Railway, Inc.
(QGRR) Canada                                 293 (19)         Owned/Leased     CP, CN

MEXICO:
Compania de Ferrocarriles
Chiapas-Mayab, S.A. de C.V.                   960 (20)         Leased           Ferrosur
(FCCM) Mexico

AUSTRALIA (equity accounting):
Australia Southern Railroad
(ASR)                                         900 (21)         Owned/Leased

Australia Western Railroad
(AWR)                                       3,286 (22)         Owned/Leased

BOLIVIA: (equity accounting):
Ferrocarril Oriental, S.A.                                                      General Belgrano,
(Oriental) Bolivia                            600 (23)         Leased           Novoeste

(1)   See Legend of Connecting Carriers following this table.
(2)   In addition, ALY operates by trackage rights over 3 miles of NS.
(3)   In addition, BR operates by trackage rights over 14 miles of BPRR.
(4) Includes 92 miles under perpetual leases and 9 miles under a lease expiring in 2090. In addition, BPRR operates by trackage rights over 27 miles of CSX under an agreement expiring in 2018, and 83 miles of NS under an agreement expiring in 2027. The Company is seeking to rationalize approximately 58 miles of owned track that parallels track under the NS trackage rights agreement.
(5)   The operations of the GNWR have been realigned with those of RSR.
(6)   In addition, PS operates over 13 miles pursuant to an operating contract.
(7)   In addition, RSR has a haulage contract over 52 miles of CP.
(8) In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP.
(9) Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement, and 92 miles which was purchased in July, 1997. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.
(10) All under lease expiring in 2013, with renewal options subject to both parties' consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(11) Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.
(12) All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989.
(13)  Includes 12.5 miles under lease expiring in 2009.
(14)  All under lease expiring in 2002.
(15)  All under lease expiring in 2002.
(16)  All under lease expiring in 2002.
(17)  All under lease expiring in 2002.
(18) All under lease expiring in 2017, with renewal options subject to both parties' consent.
(19) Consists of 275 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties' consent. In addition, QGRR operates by trackage rights over 27 miles of CP.

(20) All under a 30-year concession agreement operating on track structure which is owned by the state-owned rail company Ferronales. In addition, FCCM operates by trackage rights over 210 miles on Ferrosur (a recently privatized rail concession) and a government-owned line.
(21) The track structure is owned by ARG. The land on which the track structure is built is leased from the State of South Australia for a term of 50 years with a conditional right of renewal for an additional 15 years. In addition, ASR operates over the 2,100 mile government-owned corridor between Melbourne and Perth under a trackage rights agreement.
(22) ARG entered 49 year leases with the Government of Western Australia to operate the standard and narrow gauge freight railway infrastructure owned by the State. The lease obligations have been prepaid by ARG. ARG, in connection with the Westrail Freight acquistion, purchased certain rail yards, terminals, and other rail related maintenance facilities from the State.
(23) All under a 40-year concession agreement operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

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

EQUIPMENT

      As of December 31, 2000, rolling stock of the Company's North American operations consisted of 278 locomotives and 3,124 freight cars, some of which were owned and some of which were leased from third parties. As of December 16, 2000, the Company's rolling stock for its subsidiary in Australia consisted of approximately 80 locomotives and approximately 1,200 wagons (freight cars) owned and in service.

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

      Revenue for haulage to the Powerton plant accounted for 3.1%, 6.6% and 6.3% of the consolidated revenues of the Company and its subsidiaries in 2000, 1999 and 1998, respectively. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

             The remainder of this page is intentionally left blank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The information concerning matters submitted to a vote of security holders required by this item is incorporated herein by reference to the Definitive Information Statement (Schedule 14C) filed by the Company on October 23, 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      On June 24, 1996, the Company's Class A Common Stock began publicly trading and is quoted on the Nasdaq National Market. Its trading symbol is GNWR. The tables below show the range of high and low actual trade prices for the Company's Class A Common Stock during each quarterly period of 2000, 1999 and 1998.

                  YEAR ENDED
                  DECEMBER 31, 2000         HIGH     LOW

                  1st Quarter               $15.50   $11.875

                  2nd Quarter               $19.25   $14.25

                  3rd Quarter               $25.25   $16.00

                  4th Quarter               $32.00   $17.25

                  YEAR ENDED
                  DECEMBER 31, 1999         HIGH     LOW

                  1st Quarter               $14.75   $10.375

                  2nd Quarter               $11.625  $ 7.75

                  3rd Quarter               $15.25   $ 9.875

                  4th Quarter               $13.75   $11.25

                  YEAR ENDED
                  DECEMBER 31, 1998         HIGH     LOW

                  1st Quarter               $27.50   $20.625

                  2nd Quarter               $27.50   $17.50

                  3rd Quarter               $22.00   $11.75

                  4th Quarter               $17.00   $11.375

      The Company's Class B Common Stock is not publicly traded.

      The Company did not pay cash dividends in 2000, 1999 or 1998. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

      On March 19, 2001 there were 113 holders of record of the Company's Class A Common Stock and 9 holders of record of the Company's Class B Common Stock.

      During 2000, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the Act). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption included the recipients' representations as to their investment intent with respect to such Securities and restrictions on the transfer of such Securities imposed by the Company.

      (1) On January 28, 2000, the Company issued to one of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 20,000 shares of Class A Common Stock at an exercise price of $12.3125 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (2) On March 17, 2000, the Company issued to one of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 4,500 shares of Class A Common Stock at an exercise price of $12.9375 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (3) On April 14, 2000, the Company issued to an aggregate of 135 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 93,342 shares of Class A Common Stock at an exercise price of $15.00 per share, and 12,708 shares of Class A Common Stock at an exercise price of $16.50 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (4) On April 14, 2000, the Company issued to six of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 6,000 shares of Class A Common Stock at an exercise price of $15.00 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (5) On July 28, 2000, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,000 shares of Class A Common Stock at an exercise price of $18.50 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (6) On July 30, 2000, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 1,000 shares of Class A Common Stock at an exercise price of $18.75 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

      (7) On September 20, 2000, the Company issued to one of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 10,000 shares of Class A Common

Stock at an exercise price of $19.50 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

             The remainder of this page is intentionally left blank.

Item 6. SELECTED FINANCIAL DATA.

      The following selected consolidated income statement data and selected consolidated balance sheet data of the Company as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, have been derived from the Company's consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.

                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA:                      2000         1999         1998         1997         1996
                                            ----         ----         ----         ----         ----
Operating revenues                       $ 206,530    $ 175,586    $ 147,472    $ 103,643    $  77,795
Operating expenses                         182,777      153,218      127,904       87,200       63,801

Income from operations                      23,753       22,368       19,568       16,443       13,994

Interest expense                           (11,233)      (8,462)      (7,071)      (3,349)      (4,720)
Gain on sale of 50% equity in
  Australian operations (1)                 10,062           --           --           --           --
Other income, net                            1,508        1,682        7,290          345          651

Income before income taxes, equity
  earnings and extraordinary item           24,090       15,588       19,787       13,439        9,925

Income taxes                                10,569        2,175        7,708        5,441        4,020
Equity earnings (losses)                       411         (618)        (645)          --           --

Income before extraordinary item            13,932       12,795       11,434        7,998        5,905

Extraordinary item                              --         (262)          --           --           --

Net income                                  13,932       12,533       11,434        7,998        5,905

Impact of preferred stock outstanding           52           --           --           --           --

Net income available to
  common stockholders                    $  13,880    $  12,533    $  11,434    $   7,998    $   5,905

Basic earnings per common share:
Net income available to common
stockholders before extraordinary item   $    3.19    $    2.85    $    2.20    $    1.52    $    1.54

Extraordinary item                              --        (0.06)          --           --           --

Net income                               $    3.19    $    2.79    $    2.20    $    1.52    $    1.54

Weighted average number of shares
of common stock                              4,346        4,491        5,187        5,250        3,829

Diluted earnings per common share:
Income before extraordinary item         $    3.11    $    2.82    $    2.19    $    1.47    $    1.49

Extraordinary item                              --        (0.06)          --           --           --

Net income                               $    3.11    $    2.76    $    2.19    $    1.47    $    1.49

Weighted average number of shares
of common stock and equivalents              4,486        4,540        5,229        5,447        3,966

Dividends per common share (2)                  --           --           --           --    $    0.01

BALANCE SHEET DATA AT YEAR END:
Total assets                             $ 342,012    $ 303,940    $ 216,760    $ 210,532    $ 145,339
Total debt                                 104,801      108,376       65,690       74,144       18,731
Redeemable Convertible Preferred Stock      18,849           --           --           --           --
Stockholders' equity                        94,732       81,829       74,537       68,343       61,683

(1) In December 2000, the Company issued shares of its Australian subsidiary at a price per share in excess of its book value investment in that subsidiary resulting in a $10.1 million gain and the deconsolidation of that subsidiary. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of this transaction and its related impacts.

(2) Prior to its initial public offering on June 24, 1996, the Company paid dividends at the discretion of the Company's Board of Directors. The Company has not paid cash dividends after the initial public offering. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operations and expansion of the Company's business.

             The remainder of this page is intentionally left blank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

General

      The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industrial companies with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industrial companies with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its North American lines.

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

      When comparing the Company's results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company's growth to date has resulted from acquisitions, joint ventures, and investments in unconsolidated affiliates. Most recently, the Company, through a 50% owned joint venture, completed an acquisition in Western Australia in December 2000, and through an investment in an unconsolidated affiliate, began operating a railroad in Bolivia in November 2000. The Company also completed two acquisitions, one in Canada and one in Mexico, in 1999. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company's railroads resulting from differences in the rates and other material terms established through negotiation, the Company's results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Expansion of Operations

Australia

      On December 16, 2000, the Company, through its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia for approximately

$334.4 million including working capital. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia.

      To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company's interest in the Asia Pacific Transport Consortium (APTC) - a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG also received $258.6 million in acquisition debt and $59.9 million of construction and working capital facilities from Bank of America and the Australia and New Zealand Banking Group Limited. A portion of the debt was used to refinance approximately $7.1 million of existing bank debt of ASR. Should APTC reach financial close and meet other conditions as specified in the agreement between the Company and Wesfarmers, the Company would receive additional compensation.

      To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. See Note 11 to Consolidated Financial Statements for a description of the Convertible Preferred.

      As a direct result of the ARG transaction, ASR stock options became immediately exercisable by the option holders and, as allowed under the provisions of the stock option plan, the option holders, in lieu of ASR stock, were paid an equivalent value in cash, resulting in a $4.0 million pre-tax compensation charge to ASR earnings.

      The Company also recognized a $10.1 million gain upon the issuance of ASR stock to Wesfarmers upon the formation of ARG as a result of such issuance being at a per share price in excess of the Company's book value per share investment in ASR. Additionally, due to the deconsolidation of ASR, the Company recognized a $6.5 million deferred tax expense resulting from the financial reporting versus tax basis difference in the Company's equity investment in ARG. Should APTC reach financial close and meet other conditions as specified in the agreement between the Company and Wesfarmers, additional gains will be reported. The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 17, 2000. The Company reported $261,000 in equity earnings in its 2000 financial statements from ARG for the period of December 17 through December 31, 2000.

Mexico

      In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included rolling stock, an advance payment on track improvements to be completed on the state-owned track property, an escrow payment which will be returned to the Company upon successful completion of the track improvements, prepaid value-added taxes and $3.1 million in goodwill. A portion of the purchase price ($5.3 million) was also allocated to the 30-year operating license. As the track improvements have been made, the related costs have been reclassified into the property accounts as leasehold improvements and amortized over the improvements' estimated useful life. Pursuant to the acquisition, employee termination payments of $1.0 million were made to former state employees and approximately 55 employees who the Company retained upon acquisition but terminated as part of its plan to reduce operating costs after September 30, 1999. All payments were made during the fourth quarter of 1999 and are considered a cost of the acquisition.

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

      On December 7, 2000, in conjunction with the refinancing of FCCM (see Note 9 to Consolidated Financial Statements) and its parent company, GW Servicios, S.A. de C.V. (Servicios), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company's book value per share investment was recorded directly to paid-in capital.

Canada

      On April 15, 1999, the Company acquired Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, will pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures which have not yet been met. The transaction was accounted for as a purchase and resulted in $2.8 million of initial goodwill which is being amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. During the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 due in 2001 and 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method and recorded equity losses of $618,000 and $645,000 in 1999 and 1998, respectively.

South America

      On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company previously acquired a 0.68% indirect interest in Oriental on September 30, 1999 through its 47.5% ownership interest in Latin American Rail LLC. That original investment was for $1.0 million in cash and 25,532 shares of the Company's stock valued at $281,000. The Company's new ownership interest is largely through a 90% owned holding company subsidiary in Bolivia which also received $740,000 from the minority partner for investment into Oriental.

      The Company's portion of the Oriental investment is composed of $6.7 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million at an interest rate of 7.67%, and a non-interest bearing contingent payment of $450,000 due in 3 years if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. The Company accounts for its indirect interest in the Oriental under the equity method of accounting.

             The remainder of this page is intentionally left blank.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Consolidated Operating Revenues

      Operating revenues were $206.5 million in the year ended December 31, 2000 compared to $175.6 million in the year ended December 31, 1999, a net increase of $30.9 million or 17.6%. The net increase was attributable to a $37.2 million increase in North American railroad revenues of which $23.8 million was attributable to a full year of railroad operations in Mexico compared to four months of railroad operations in Mexico in the 1999 period, $10.2 million was attributable to a full year of railroad operations in Canada compared to eight and one-half months of railroad operations in Canada in the 1999 period, and $3.2 million was on existing North American operations; offset by a $5.5 million decrease in revenues from Australian railroad operations and a $768,000 decrease in industrial switching revenues.

      The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States. Australian railroad operations were deconsolidated starting December 17, 2000.

 North American Railroad Operating Revenues

      Operating revenues increased $37.2 million or 30.7% to $158.3 million in the year ended December 31, 2000 of which $126.4 million were freight revenues and $31.9 million were non-freight revenues. Operating revenues in the year ended December 31, 1999 were $121.1 million of which $95.5 million were freight revenues and $25.6 million were non-freight revenues. The increase was attributable to a $30.7 million increase in freight revenues and a $6.5 million increase in non-freight revenues. The increase of $30.7 million in North American freight revenues consisted of $20.7 million in freight revenues attributable to a full year of railroad operations in Mexico, $8.6 million in freight revenues attributable to a full year of railroad operations in Canada, and $1.4 million on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2000 and 1999:

             The remainder of this page is intentionally left blank.

   North American Freight Revenues and Carloads Comparison by Commodity Group
                     Years Ended December 31, 2000 and 1999
               (dollars in thousands, except average per carload)

                                                                                                                  Average
                                                                                                                  Freight
                                                                                                                  Revenues
                                                                                                                  Per
                                      Freight Revenues                             Carloads                       Carload
                                      ----------------                             --------                       -------
Commodity Group                        % of                 % of                 % of                   % of
- ---------------               2000     Total      1999      Total      2000      Total        1999      Total     2000     1999
                              ----     -----      ----      -----      ----      -----        ----      -----     ----     ----
Coal, Coke & Ores            $25,987   20.6%     $24,779    25.9%     117,189    31.2%       94,140     31.4%     $222     $263
Pulp & Paper                  19,653   15.6%      14,867    15.6%      51,753    13.8%       39,952     13.3%      380      372
Petroleum Products            18,221   14.4%      10,210    10.7%      30,075     8.0%       20,206      6.7%      606      505
Minerals & Stone              17,901   14.2%       7,905     8.3%      42,146    11.2%       23,667      7.9%      425      334
Metals                        10,069    8.0%       8,156     8.5%      36,554     9.7%       30,614     10.2%      275      266
Farm & Food Products           9,653    7.6%       5,831     6.1%      27,710     7.4%       19,898      6.6%      348      293
Chemicals-Plastics             8,800    7.0%       8,169     8.6%      16,985     4.5%       16,039      5.4%      518      509
Lumber & Forest Products       7,827    6.2%       8,304     8.7%      25,426     6.8%       28,627      9.6%      308      290
Autos & Auto Parts             3,148    2.5%       2,491     2.6%       5,849     1.6%        4,790      1.6%      538      520
Other                          5,113    3.9%       4,825     5.0%      21,438     5.8%       22,024      7.3%      239      219
                        --------------------------------------------------------------------------------------

Totals                      $126,372  100.0%     $95,537   100.0%     375,125   100.0%      299,957    100.0%      337      319
                        ======================================================================================

      Revenues from hauling Coal increased by $1.2 million or 4.9% of which $77,000 was attributable to a full year of railroad operations in Canada, and $1.1 million was on existing North American operations. The increase on existing railroad operations was primarily attributable to freight revenues for two new customers in the 2000 period. The average revenue per carload for coal decreased by 15.6% due to lower revenue per carload for the new customers, and freight rate reductions on certain existing traffic.

      Pulp and Paper revenues increased by $4.8 million or 32.2% of which $306,000 was attributable to a full year of railroad operations in Mexico, $2.9 million was attributable to a full year of railroad operations in Canada, and $1.6 million was on existing North American operations.

      Petroleum Products revenues increased by $8.0 million or 78.5% of which $7.1 million was attributable to a full year of railroad operations in Mexico, $33,000 was attributable to a full year of railroad operations in Canada, and $868,000 was on existing North American operations.

      Minerals and Stone revenues increased by $10.0 million or 126.5% of which $8.9 million was attributable to a full year of railroad operations in Mexico, $237,000 was attributable to a full year of railroad operations in Canada, and $887,000 was on existing North American operations.

      Farm and Food Products increased by a net $3.8 million or 65.5% of which $2.2 million was attributable to a full year of railroad operations in Mexico and $1.7 million was attributable to a full year of railroad operations in Canada, offset by a decrease of $103,000 on existing North American operations.

      Freight revenues from all remaining commodities reflected a net increase of $3.0 million or 9.4% of which $2.3 million was attributable to a full year of railroad operations in Mexico, $3.7 million was attributable to a full year of railroad operations in Canada, offset by a net decrease of $3.0 million on existing North American operations. The net decrease on existing North American operations was primarily due to decreases in revenues from Lumber and Forest Products of $1.5 million, Chemicals and Plastics of $698,000 and Other of $1.5 million, offset by increases in Metals of $293,000 and Auto and Auto Parts of $436,000.

      Total North American carloads were 375,125 in the year ended December 31, 2000 compared to 299,957 in the year ended December 31, 1999, an increase of 75,168 or 25.1%. The increase of 75,168 consisted of 29,914 carloads attributable to a full year of railroad operations in Mexico, 24,962 carloads attributable to a full year of railroad operations in Canada, and a net increase of 20,292 carloads on existing North American railroad operations of which 23,049 were coal offset by a net decrease of 2,757 in all other commodities.

      The overall average revenue per carload increased to $337 in the year ended December 31, 2000, compared to $319 per carload in the year ended December 31, 1999, an increase of 5.6% due primarily to higher per carload revenues attributable to Canada and Mexico carloads offset by a decrease on existing North American railroad operations carloads.

      North American non-freight railroad revenues were $31.9 million in the year ended December 31, 2000 compared to $25.6 million in the year ended December 31, 1999, an increase of $6.3 million or 25.0%. The increase of $6.3 million in North American non-freight revenues consisted of $3.1 million attributable to a full year of operations in Mexico, $1.5 million attributable to a full year of operations in Canada, and $1.7 million in non-freight revenues on existing North American operations. The following table compares North America non-freight revenues for the years ended December 31, 2000 and 1999:

                             North American Railroad
                    Non-Freight Operating Revenue Comparison
                     Years Ended December 31, 2000 and 1999
                             (dollars in thousands)

                                                    % of                 % of
                                         2000       Total       1999     Total
                                         ----       -----       ----     -----

Railroad switching                     $11,340       35.5%     $ 6,818    26.7%
Car hire and rental income               7,969       24.9%       7,981    31.2%
Car repair services                      3,019        9.5%       2,346     9.2%
Other operating income                   9,618       30.1%       8,411    32.9%
                                    --------------------------------------------
Total non-freight revenues             $31,946      100.0%     $25,556   100.0%
                                    ============================================

      The increase of $4.5 million in railroad switching revenues is primarily attributable to a full year of railroad operations in Mexico.

 Australian Railroad Operating Revenues

      Operating revenues were $37.6 million in the period ended December 16, 2000, compared to $43.2 million in the year ended December 31, 1999, a decrease of $5.6 million or 12.8%. The Company deconsolidated its Australian subsidiary as part of the ARG transaction on December 17, 2000. The decrease was the result of a decrease in freight revenues from Australian railroad operations of $5.2 million or 13.5% and a decrease in non-freight revenues of $284,000 or 6.3%. The decrease in Australian operating revenues is due to the December 17 deconsolidation and the devaluation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The weighted average currency exchange rate in the year ended December 31, 2000 was $0.5828 compared to $0.6449 in the year ended December 31, 1999, a decrease of $0.0621 or 9.6%.

      The following table outlines Australian freight revenues for the two periods:

                    Australian Freight Revenues by Commodity
              Periods Ended December 16, 2000 and December 31, 1999
               (dollars in thousands, except average per carload)

                                                                                                            Average
                                                                                                            Freight
                                                                                                            Revenues
                                                                                                            Per
                                     Freight Revenues                             Carloads                  Carload
                                     ----------------                             --------                  -------
                                      % of                 % of                 % of                 % of
Commodity Group            2000       Total      1999      Total       2000     Total       1999     Total    2000   1999
- ---------------        ---------------------------------------------------------------------------------------------------
Hook and Pull
(Haulage)                 $14,905     44.6%     $17,533    45.4%      51,165    21.3%      52,407    31.3%    $291   $335
Grain                       9,009     27.0%      13,588    35.2%      34,875    14.5%      48,781    29.1%     258    279
Iron Ore                    3,754     11.2%         350     0.9%      99,544    41.4%       8,069     4.8%      38     43
Gypsum                      2,417      7.2%       2,861     7.4%      40,841    17.0%      40,304    24.1%      59     71
Marble                      1,788      5.4%       2,034     5.3%       8,171     3.4%       8,343     5.0%     219    244
Lime                        1,451      4.3%       1,531     4.0%       4,182     1.7%       4,662     2.8%     347    328
Coal                           -       0.0%         664     1.7%          -      0.0%       4,317     2.6%       -    154
Other                          96      0.3%          88     0.1%       1,596     0.7%         603     0.3%      60    146
                       ------------------------------------------------------------------------------------

    Total                 $33,420    100.0%     $38,649   100.0%     240,374   100.0%     167,486   100.0%     139    231
                       ====================================================================================

      The net decrease of $5.2 million in Australian freight revenues was primarily attributable to the December 17 deconsolidation and the 9.6% devaluation of the Australian dollar. Decreases in revenues from Grain of $4.6 million, Hook and Pull of $2.6 million, Coal of $664,000, and all remaining commodities except Iron Ores of $762,000, were primarily due to the deconsolidation and devaluation. Grain revenues for 1999 also reflect the strong harvest experienced during the 1998/99 season. There were no freight revenues from coal in the 2000 period due to the non-renewal of a coal contract. The increase of $3.4 million from the shipment of Iron Ores was from a new customer that began shipments in the forth quarter of 1999.

      Australia carloads were 240,374 in the period ended December 16, 2000, compared to 167,486 in the year ended December 31, 1999, an increase of 72,888 or 43.5%. The net increase of 72,888 was primarily the result of increases of 91,475 carloads from the shipment of Iron Ores and 537 carloads from the shipment of Gypsum, offset by decreases in carloads from Grain, Coal, and all other commodities of 13,906, 4,317, and 901, respectively.

      The overall average revenue per carload decreased to $139 in the period ended December 16, 2000, compared to $231 per carload in the year ended December 31, 1999. The decrease is primarily due to the significantly higher number of carloads of lower revenue per carload Iron Ore, and the devaluation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period.

      Australian non-freight revenues were $4.2 million in the period ended December 16, 2000, compared to $4.5 million in the year ended December 31, 1999, a decrease of $284,000 or 6.3%.

 U.S. Industrial Switching Revenues

      Revenues from U.S. industrial switching activities were $10.6 million in the year ended December 31, 2000 compared to $11.3 million in the year ended December 31, 1999, a decrease of $768,000 or 6.8% due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999.

 Consolidated Operating Expenses

      Operating expenses for all operations combined were $182.8 million in the year ended December 31, 2000, compared to $153.2 million in the year ended December 31, 1999, a net increase of $29.6 million or 19.3%. Expenses attributable to North American railroad operations were $134.8 million in the year ended December 31, 2000, compared to $105.2 million in the year ended December 31, 1999, an increase of $29.6 million or 28.1% of which $17.5 million are operating expenses attributable to a full year of railroad operations in Mexico compared to four months of railroad operations in Mexico in the 1999 period, $8.1 million are operating expenses attributable to a full year of railroad operations in Canada compared to eight and one-half months of railroad operations in Canada in the 1999 period, and $4.0 million are operating expenses on existing North American operations. Expenses attributable to operations in Australia were $37.7 million in 2000, compared to $36.6 million in 1999, an increase of $1.1 million or 2.9%. Expenses attributable to U.S. industrial switching were $10.3 million in the year ended December 31, 2000, compared to $11.4 million in the year ended December 31, 1999, a decrease of $1.1 million or 9.6%.

Operating Ratios

      The Company's combined operating ratio increased to 88.5% in the year ended December 31, 2000 from 87.3% in the year ended December 31, 1999. The operating ratio for North American railroad operations decreased to 85.1% in the year ended December 31, 2000 from 86.9% in the year ended December 31, 1999. The operating ratio for Australian railroad operations increased to 100.1% in 2000 from 84.8% in 1999. The operating ratio for U.S. industrial switching operations decreased to 97.7% in the year ended December 31, 2000 from 100.8% in the year ended December 31, 1999.

      The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States. Australian railroad operations were deconsolidated starting December 17, 2000.

 North American Railroad Operating Expenses

      The following table sets forth a comparison of the Company's North American railroad operating expenses in the years ended December 31, 2000 and 1999:

                             North American Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 2000 and 1999
                             (dollars in thousands)

                                       2000                     1999
                                       ----                     ----

                                           Percent of              Percent of
                                           Operating               Operating
                                Dollars    Revenue      Dollars    Revenue
                               -----------------------------------------------

Labor and benefits             $ 54,212        34.2%  $ 38,819        32.1%
Equipment rents                  19,787        12.5%    13,768        11.4%
Purchased services               10,805         6.8%     7,996         6.6%
Depreciation and amortization    11,068         7.0%     9,649         8.0%
Diesel fuel                      12,888         8.1%     6,357         5.2%
Casualties and insurance          6,111         3.9%     4,172         3.4%
Materials                        10,226         6.5%     8,503         7.0%
Other expenses                    9,677         6.1%    15,929        13.2%
                               -----------------------------------------------

Total operating expenses       $134,774        85.1%  $105,193        86.9%
                               ===============================================

      Labor and benefits expense increased $15.4 million or 39.7% of which $7.5 million was attributable to a full year of railroad operations in Mexico, $2.2 million was attributable to a full year of railroad operations in Canada, and $5.7 million was on existing North American operations.

      Equipment rents increased $6.0 million or 43.7% of which $994,000 was attributable to a full year of railroad operations in Mexico, $1.8 million was attributable to a full year of railroad operations in Canada, and $3.2 million was on existing North American operations.

      Purchased services increased $2.8 million or 35.1% of which $1.8 million was attributable to a full year of railroad operations in Mexico, $955,000 was attributable to a full year of railroad operations in Canada, and $81,000 was on existing North American operations.

      Depreciation and amortization expense increased $1.4 million or 14.7% of which $1.3 million was attributable to a full year of railroad operations in Mexico and $512,000 was attributable to a full year of railroad operations in Canada, offset by a decrease of $434,000 on existing North American operations.

      Diesel fuel expense increased $6.5 million or 102.7% of which $2.4 million was attributable to a full year of railroad operations in Mexico, $1.8 million was attributable to a full year of railroad operations in Canada, and $2.3 million was on existing North American operations. The increase on existing railroad operations was due primarily to increased fuel oil prices in 2000 and secondarily to increased fuel consumption resulting from an increase in carloads on existing operations.

      Casualties and insurance expense increased $1.9 million or 46.5% of which $1.4 million was attributable to a full year of railroad operations in Mexico, $19,000 was attributable to a full year of railroad operations in Canada, and $565,000 was on existing North American operations.

      Materials expense increased $1.7 million or 20.3% of which $1.5 million was attributable to a full year of railroad operations in Mexico and $231,000 was on existing North American operations, offset by a $48,000 decrease attributable to Canada. The decrease attributable to Canada is due primarily to increased capital work in the 2000 period compared to a higher level of maintenance work in the 1999 period.

      Other expenses were $9.7 million in the year ended December 31, 2000, compared to $15.9 million in the year ended December 31, 1999, a net decrease of $6.2 million or 39.2%. The net decrease of $6.2 million consists of an increase of $531,000 attributable to a full year of railroad operations in Mexico, $800,000 attributable to a full year of railroad operations in Canada, offset by a $7.6 million decrease on existing North American operations.

Australian Railroad Operating Expenses

      The following table sets forth a comparison of the Company's Australian railroad operating expenses in the periods ended December 16, 2000 and December 31, 1999:

                               Australian Railroad
                          Operating Expense Comparison
              Periods Ended December 16, 2000 and December 31, 1999
                             (dollars in thousands)

                                       2000                     1999
                                       ----                     ----

                                           Percent of              Percent of
                                           Operating               Operating
                                Dollars    Revenue      Dollars    Revenue
                               -----------------------------------------------

Labor and benefits              $ 5,266        14.0%    $ 5,443        12.6%
Equipment rents                     210         0.6%        367         0.9%
Purchased services               11,947        31.7%     12,116        28.1%
Depreciation and amortization     2,254         6.0%      2,157         5.0%
Diesel fuel                       6,672        17.7%      8,186        19.0%
Casualties and insurance          1,415         3.8%      1,635         3.8%
Materials                         1,492         4.0%      1,861         4.3%
Other expenses                    4,397        11.7%      4,833        11.1%
Stock option charge               4,015        10.6%         --         0.0%
                               -----------------------------------------------

Total operating expenses        $37,668       100.1%    $36,598        84.8%
                               ===============================================

      Operating expenses( exclusive of a $4.0 million stock option charge) decreased by $2.9 million in 2000 primarily due to the December 17 deconsolidation and the 9.6% devaluation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period.

      As a direct result of the Company's contribution of ASR to ARG, ASR stock options became immediately exercisable by the option holders and, as allowed under the provisions of the stock option plan, the option holders, in lieu of ASR stock, were paid an equivalent value in cash, resulting in a $4.0 million pre-tax compensation charge to ASR earnings.

U. S. Industrial Switching Operating Expenses

      The following table sets forth a comparison of the Company's industrial switching operating expenses in the years ended December 31, 2000 and 1999:

                            U.S. Industrial Switching
                          Operating Expense Comparison
                     Years Ended December 31, 2000 and 1999
                             (dollars in thousands)

                                       2000                     1999
                                       ----                     ----

                                           Percent of              Percent of
                                           Operating               Operating
                                Dollars    Revenue      Dollars    Revenue
                               -----------------------------------------------

Labor and benefits             $  6,419       60.7%     $  7,945       70.1%
Equipment rents                     239        2.3%          187        1.6%
Purchased services                  335        3.2%          476        4.2%
Depreciation and amortization       658        6.2%          768        6.8%
Diesel fuel                         542        5.1%          421        3.7%
Casualties and insurance            529        5.0%          971        8.6%
Materials                           643        6.1%          743        6.6%
Other expenses                      970        9.1%          (84)      (0.8%)
                               -----------------------------------------------

Total operating expenses       $ 10,335       97.7%     $ 11,427      100.8%
                               ===============================================

      Labor and benefits expense decreased $1.5 million or 19.2%, due primarily to the Company's decision to exit an unprofitable switching contract in May, 1999.

      All other expenses were $3.9 million in the year ended December 31, 2000, compared to $3.5 in the year ended December 31, 1999, an increase of $434,000 or 12.5%.

 Interest Expense

      Interest expense in the year ended December 31, 2000, was $11.2 million compared to $8.5 million in the year ended December 31, 1999, an increase of $2.7 million or 32.7% primarily due to the increase in debt used to fund acquisitions in 1999 and investments in unconsolidated affiliates in 2000.

 Gain on 50% Sale of Australia Southern Railroad to Australian Railroad Group

      The Company recorded a non-cash gain of $10.1 million upon the issuance of shares of ASR at a price per share in excess of its book value per share investment in ASR in December 2000 (see Note 3. to Consolidated Financial Statements).

 Valuation Adjustment of U.S. Dollar Denominated Foreign Debt

      Amounts outstanding under the Company's credit facilities which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses which totaled a loss of $1.5 million in the year ended December 31, 2000, compared to a loss of $191,000 in the year ended December 31, 1999. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

 Other Income, Net

      Other income, net in the year ended December 31, 2000, was $3.0 million compared to $1.9 million in the year ended December 31, 1999, an increase of $1.1 million or 59.1%. Other income, net in the years ended December 31, 2000 and 1999, consists primarily of interest income of $2.3 million and $1.3 million, respectively. The increase in interest income in the year ended December 31, 2000, is primarily due to a full year of earnings on a special deposit at the Company's Mexican subsidiary.

 Income Taxes

      The Company's effective income tax rate in the years ended December 31, 2000 and 1999 was 43.9% and 14.0%, respectively. The 2000 rate was impacted by a $6.6 million non-cash deferred tax expense related to the financial reporting versus tax basis difference in the Company's investment in Australia which resulted from the deconsolidation of those operations, and a $1.0 million reduction in the valuation allowance established in 1999 against the positive impact of a favorable tax law change in Australia. Without the impact of the these items, the Company's effective income tax rate in the year ended December 31, 2000, was 35.8%. The 1999 rate was impacted by a $4.2 million benefit recorded in the third quarter of 1999 as a result of the favorable tax law change in Australia. Without this impact, 1999's effective income tax rate was 40.9%.

 Equity in Net Income of Unconsolidated International Affiliates

      Equity earnings of unconsolidated international affiliates in the year ended December 31, 2000, were $411,000 compared to a loss of $618,000 in the year ended December 31, 1999, an increase of $1.0 million. Equity earnings in the year ended December 31, 2000, consist of $261,000 from Australian Railroad Group for the period of December 17 through December 31, 2000, and $150,000 from South America affiliates for the period of November 6 - December 31, 2000. Equity losses of $618,000 in the year ended December 31, 1999, were from Genesee Rail-One for the period of January 1 through April 15, 1999, at which date the Company acquired majority ownership of Genesee Rail-One.

 Net Income and Earnings Per Share

      The Company's net income for the year ended December 31, 2000, was $13.9 million compared to net income in the year ended December 31, 1999, of $12.5 million, an increase of $1.4 million or 11.2%. The increase in net income is the net result of an increase in net income from North American railroad operations of $7.6 million, an increase in equity earnings of unconsolidated affiliates of $1.0, and a decrease in the net loss of industrial switching of $86,000; offset by a decrease in net income from Australian railroad operations of $7.3 million.

      Basic and Diluted Earnings Per Share in the year ended December 31, 2000, were $3.19 and $3.11, respectively, on weighted average shares of 4.3 million and 4.5 million, respectively, compared to $2.79 and $2.76, respectively, on weighted average shares of 4.5 million in the year ended December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

 Consolidated Operating Revenues

      Operating revenues were $175.6 million in the year ended December 31, 1999 compared to $147.5 million in the year ended December 31, 1998, a net increase of $28.1 million or 19.1%. The net increase was attributable to a $33.0 million increase in North American railroad revenues of which $19.9 million were revenues from new railroad operations in Canada, $8.8 million were revenues from new railroad operations in Mexico and $4.3 million were increases in revenues on existing North America railroad operations; offset by a $3.6 million decrease in revenues from Australian railroad operations due primarily to the non-renewal of a coal contract and a $1.3 million decrease in industrial switching revenues due primarily to the Company's decision to exit an unprofitable switching contract.

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

                                                                                                                 Average
                                                                                                                 Freight
                                                                                                                 Revenues
                                                                                                                 Per
                                      Freight Revenues                              Carloads                     Carload
                                      ----------------                              --------                     -------

                                      % of                  % of                 % of                   % of
Commodity Group             1999      Total        1998     Total       1999     Total       1998       Total     1999     1998
- ---------------             ----      -----        ----     -----       ----     -----       ----       -----     ----     ----
Coal, Coke & Ores          $24,779    25.9%      $19,245    29.1%      94,140    31.4%      75,881      34.8%     $263     $254
Pulp & Paper                14,867    15.6%        8,295    12.6%      39,952    13.3%      21,318       9.7%      372      389
Petroleum Products          10,210    10.7%        7,135    10.8%      20,206     6.7%      15,992       7.3%      505      446
Lumber & Forest Products     8,304     8.7%        6,098     9.2%      28,627     9.6%      20,802       9.5%      290      293
Chemicals-Plastics           8,169     8.6%        6,337     9.6%      16,039     5.4%      12,503       5.7%      509      507
Metals                       8,156     8.5%        4,879     7.4%      30,614    10.2%      17,862       8.2%      266      273
Minerals & Stone             7,905     8.3%        3,790     5.8%      23,667     7.9%      13,679       6.3%      334      277
Farm & Food Products         5,831     6.1%        4,919     7.4%      19,898     6.6%      17,451       8.0%      293      282
Autos & Auto Parts           2,491     2.6%        1,945     2.9%       4,790     1.6%       3,895       1.8%      520      499
Other                        4,825     5.0%        3,438     5.2%      22,024     7.3%      18,922       8.7%      219      182
                        --------------------------------------------------------------------------------------

Totals                     $95,537   100.0%      $66,081   100.0%     299,957   100.0%     218,305     100.0%      319      303
                        ======================================================================================

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

      North American non-freight railroad revenues were $25.6 million in the year ended December 31, 1999 compared to $22.0 million in the year ended December 31, 1998, an increase of $3.5 million or 16.1%. The increase is the net result of $4.8 million of new non-freight revenues attributable to the acquisition of GRO, $1.7 million of new non-freight revenues attributable to Mexico and a decrease of $3.0 million of non-freight revenues on existing railroad operations due primarily to a decrease in car hire and rental income. The following table compares North America non-freight revenues for the years ended December 31, 1999 and 1998:

                             North American Railroad
                    Non-Freight Operating Revenue Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)

                                            % of                  % of
                                  1999      Total      1998       Total
                                  ----      -----      ----       -----

Railroad switching              $ 6,818      26.7%    $ 6,231      28.3%
Car hire and rental income        7,981      31.2%      7,577      34.4%
Car repair services               2,346       9.2%      1,890       8.6%
Other operating income            8,411      32.9%      6,341      28.7%
                                ----------------------------------------
Total non-freight revenues      $25,556     100.0%    $22,039     100.0%
                                ========================================

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

                    Australian Freight Revenues by Commodity
                     Years Ended December 31, 1999 and 1998
               (dollars in thousands, except average per carload)

                                                                                                             Average
                                                                                                             Freight
                                                                                                             Revenues
                                                                                                             Per
                                      Freight Revenues                              Carloads                 Carload
                                      ----------------                              --------                 -------

                                      % of                  % of                 % of                % of
Commodity Group             1999      Total       1998     Total       1999     Total       1998     Total    1999   1998
- ---------------             ----      -----       ----     -----       ----     -----       ----     -----    ----   ----
Hook and Pull
(Haulage)                 $17,533     45.4%     $15,288    36.4%      52,407    31.3%      40,817    22.3%    $335   $375
Grain                      13,588     35.2%      13,040    31.0%      48,781    29.1%      45,896    25.1%     279    284
Gypsum                      2,861      7.4%       2,788     6.6%      40,304    24.1%      36,611    20.0%      71     76
Marble                      2,034      5.3%       1,949     4.6%       8,343     5.0%       8,294     4.5%     244    235
Lime                        1,531      4.0%       1,052     2.5%       4,662     2.8%       2,500     1.4%     328    421
Coal                          664      1.7%       7,514    17.9%       4,317     2.6%      47,286    25.9%     154    159
Iron Ore                      350      0.9%          --     0.0%       8,069     4.8%          --     0.0%      43     --
Other                          88      0.1%         368     1.0%         603     0.3%       1,382     0.8%     146    266
                       ------------------------------------------------------------------------------------

    Total                 $38,649    100.0%     $41,999   100.0%     167,486   100.0%     182,786   100.0%     231    230
                       ====================================================================================

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

 North American Railroad Operating Expenses

      The following table sets forth a comparison of the Company's North American railroad operating expenses in the years ended December 31, 1999 and 1998:

                             North American Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)

                                           1999                  1998
                                           ----                  ----

                                              Percent of             Percent of
                                              Operating              Operating
                                    Dollars   Revenue      Dollars   Revenue
                                   --------------------------------------------
Labor and benefits                 $ 38,819      32.1%    $ 30,822      35.0%
Equipment rents                      13,768      11.4%      11,060      12.6%
Purchased services                    7,996       6.6%       4,496       5.1%
Depreciation and amortization         9,649       8.0%       7,277       8.3%
Diesel fuel                           6,357       5.2%       3,187       3.6%
Casualties and insurance              4,172       3.4%       2,937       3.3%
Materials                             8,503       7.0%       3,485       4.0%
Other expenses                       15,929      13.2%      12,285      13.9%
                                   --------------------------------------------

Total operating expenses           $105,193      86.9%    $ 75,549      85.8%
                                   ============================================

      Labor and benefits expense was $38.8 million in the year ended December 31, 1999 compared to $30.8 million in the year ended December 31, 1998, an increase of $8.0 million or 25.9% of which $5.0 million was attributable to the acquisition of GRO, $2.7 million was attributable to new railroad operations in Mexico and $281,000 was attributable to an increase on existing railroad operations.

      Equipment rents were $13.8 million in the year ended December 31, 1999 compared to $11.1 million in the year ended December 31, 1998, a net increase of $2.7 million or 24.5% of which $4.0 million was attributable to the acquisition of GRO, $53,000 was attributable to new railroad operations in Mexico and $1.4 million was a decrease on existing railroad operations due primarily to a reduction of rolling stock and associated costs.

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

Australian Railroad Operating Expenses

      The following table sets forth a comparison of the Company's Australian railroad operating expenses in the years ended December 31, 1999 and 1998:

                               Australian Railroad
                          Operating Expense Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)

                                           1999                   1998
                                           ----                   ----

                                               Percent of            Percent of
                                               Operating             Operating
                                   Dollars     Revenue     Dollars   Revenue
                                   ---------------------------------------------

Labor and benefits                 $ 5,443         12.6%   $ 5,263         11.3%
Equipment rents                        367          0.9%       593          1.3%
Purchased services                  12,116         28.1%    13,538         29.0%
Depreciation and amortization        2,157          5.0%     1,842          3.9%
Diesel fuel                          8,186         19.0%     8,895         19.0%
Casualties and insurance             1,635          3.8%     1,415          3.0%
Materials                            1,861          4.3%     1,734          3.7%
Other expenses                       4,833         11.1%     4,627          9.9%
                                   ---------------------------------------------

Total operating expenses           $36,598         84.8%   $37,907         81.1%
                                   =============================================

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

 U. S. Industrial Switching Operating Expenses

      The following table sets forth a comparison of the Company's industrial switching operating expenses in the years ended December 31, 1999 and 1998:

                            U.S. Industrial Switching
                          Operating Expense Comparison
                     Years Ended December 31, 1999 and 1998
                             (dollars in thousands)

                                          1999                   1998
                                          ----                   ----

                                             Percent of              Percent of
                                             Operating               Operating
                                    Dollars  Revenue       Dollars   Revenue
                                   -------------------------------------------

Labor and benefits                 $  7,945       70.1%   $  9,019       71.3%
Equipment rents                         187        1.6%        217        1.7%
Purchased services                      476        4.2%        291        2.3%
Depreciation and amortization           768        6.8%        798        6.3%
Diesel fuel                             421        3.7%        466        3.7%
Casualties and insurance                971        8.6%      1,363       10.8%
Materials                               743        6.6%        758        6.0%
Other expenses                          (84)      -0.8%      1,533       12.1%
                                   -------------------------------------------

Total operating expenses           $ 11,427      100.8%   $ 14,445      114.2%
                                   ===========================================

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

 Other Income and Income Taxes

      The Company's other income consists primarily of interest income, gains and losses on assets sales, and minority interest expense. Other income in the year ended December 31, 1999 was $1.9 million compared to $7.3 million in the year ended December 31, 1998, a decrease of $5.4 million or 74.3%. The 1998 other income reflected $6.0 million of non-recurring insurance proceeds recorded in North American railroad operations.

      The Company's effective income tax rate in the years ended December 31, 1999 and 1998 was 14.0% and 39.0%, respectively. The 1999 rate was impacted by a $4.2 million benefit recorded in the third quarter of 1999 as a result of a favorable tax law change in Australia. Without this impact, 1999's effective income tax rate was 40.9%.

 Equity in Net Income of Unconsolidated International Affiliates

      Equity losses of unconsolidated international affiliates in the year ended December 31, 1999, were $618,000 compared to losses of $645,000 in the year ended December 31, 1998, a decrease of $27,000. The 1999 loss was from Genesee Rail-One for the period of January 1 through April 15, 1999, at which date the Company acquired majority ownership of Genesee Rail-One. The 1998 loss was from Genesee Rail-One for the year ended December 31, 1998.

 Net Income and Earnings Per Share

      The Company's net income in the year ended December 31, 1999 was $12.5 million (including a $4.2 million income tax benefit described above and an extraordinary non-cash expense of $262,000 related to the early extinguishment of debt described in Note 9. to Consolidated Financial Statements) compared to net income of $11.4 million (including a $3.9 million after-tax effect of an insurance settlement described in Note 2. to Consolidated Financial Statements) in the year ended December 31, 1998, an increase of $1.1 million or 9.6%. The increase in net income is the net result of an increase in net income from Australian railroad operations of $3.6 million, a decrease in net income from North American railroad operations of $3.7 million, and a decrease in the net loss of industrial switching of $1.2 million.

      Basic and Diluted Earnings Per Share in the year ended December 31, 1999 were $2.79 and $2.76 respectively, on weighted average shares of 4.5 million compared to $2.20 and $2.19 respectively, on weighted average shares of 5.2 million in the year ended December 31, 1998. The change in weighted average shares outstanding primarily reflects the impact of a 1.0 million share buy-back program which started in August 1998 and ended in April 1999.

 Liquidity and Capital Resources

      During 2000, 1999 and 1998, the Company generated $23.5 million, $29.3 million and $23.8 million, respectively, of cash from operations. The 2000 decrease is primarily due to higher earnings before depreciation, amortization, deferred taxes and the gain from the issuance of ASR stock in 2000; being more than offset by the $5.1 million net increase in operating assets and liabilities during 2000 compared to the $2.5 million decrease in such net assets in 1999. The 1999 increase over 1998 was primarily due to somewhat higher earnings before depreciation, amortization and deferred taxes in 1999 and the $2.5 million decrease in operating assets and liabilities during 1999 versus the $1.0 million increase in such assets during 1998.

      Cash flows from investing activities included capital expenditures of $39.5 million, $35.8 million and $16.9 million in 2000, 1999 and 1998, respectively. Of these expenditures, $14.4 million, $14.8 million and $10.0 million were for equipment and rolling stock in 2000, 1999 and 1998, respectively. The remaining capital expenditure amounts each year were for track improvements and are not net of funds received under governmental and other third party grants. Year 2000 cash flows from investing activities also included $29.4 million of investments in unconsolidated affiliates and $2.6 million of proceeds from the issuance of minority shares in consolidated affiliates. Year 1999 and 1998 cash flows from investing activities also include $1.0 million and $3.1 million, respectively, of investments into unconsolidated affiliates and 1999 includes $31.5 million for the acquisition by FCCM. Proceeds from assets sales were $679,000 in 2000, $10.3 million in 1999 and $2.6 million in 1998

      Cash flows from financing activities included net increases in outstanding debt of $6.4 million in 2000 and $17.5 million in 1999 and a net decrease in outstanding debt of $2.1 million in 1998. Proceeds from governmental and other third party grants were $10.3 million, $10.9 million and $3.2 million in 2000, 1999 and 1998, respectively. Common stock activity resulted in cash inflows of $2.1 million in 2000 and outflows of $6.3 million and $4.6 million in 1999 and 1998, respectively, such outflows primarily representing the Company's program from August, 1998 to April, 1999 to repurchase 1.0 million shares of its Class A common stock. Year 2000 cash flows from financing activities also included $18.8 million of net proceeds from the Company's December 2000 issuance of Redeemable Convertible Preferred Stock to help fund the additional investment into the Australia operations.

      During 2000, the Company completed four amendments to its primary credit agreement to facilitate the Company's corporate restructuring and refinancing of its Mexico operations, issuance of Convertible Preferred Stock, and sale of a 50% interest in ASR to ARG. As amended, the Company's primary credit agreement consists of a $135.0 million credit facility with $103.0 million in revolving credit facilities and $32.0 million in term loan facilities. The term loan facilities consist of a U.S. Term Loan facility in the amount of $10.0 million and a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million U.S. dollars. Prior to the 2000 amendments, this agreement allowed for maximum borrowings of $150.0 million including $45.0 million in Mexico and $15.0 million in Australia. Amounts previously outstanding under the credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

      The term loans are due in quarterly installments and mature, along with the revolving credit facilities, on August 17, 2004. The credit facilities accrue interest at various rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDAR ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.375% and 0.500% per annum on all unused portions of the revolving credit facility depending on the Company's funded debt to EBITDAR ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending on the country in which the sales occur. The credit facilities are secured by essentially all the Company's assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, cash flow coverage, and Net Worth, all as defined in the credit agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2000.

      On August 17, 1999, the Company amended and restated its primary credit agreement to provide for an increase in total borrowings. Borrowings under the Canadian portion of the amended agreement were used to refinance certain GRO debt. In conjunction with that refinancing, the Company recorded a non-cash after tax extraordinary charge of $262,000 related to the unamortized deferred financing costs of the retired debt.

      On December 7, 2000, one of the Company's subsidiaries in Mexico, Servicios, entered into three promissory notes payable totaling $27.5 million with variable interest rates based on LIBOR plus 3.5%. Two of the notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third note has a nine year term with principal payments of $750,000 due in semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The promissory notes are secured by essentially all the assets of Servicios and FCCM, and a pledge of the Company's shares of Servicios and FCCM. The promissory notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2000.

      In October 2000, the Company amended and restated its promissory note payable to a Class I railroad, after making a $1.0 million principal payment, by refinancing $7.9 million at 8% with interest due quarterly and principal payments due in annual installments of $1.0 million beginning October 31, 2001 through the maturity date of October 31, 2007. Prior to this amendment and restatement, the promissory note payable provided for annual principal payments of $1.2 million provided a certain subsidiary of the Company met certain levels of revenue and cash flow. In accordance with these prior provisions, the Company was not required to make any principal payments through 1999.

      In December 2000, to fund its cash investment in ARG, the Company completed a private placement of Redeemable Convertible Preferred Stock (See
Note 11. to Consolidated Financial Statements). The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. The Fund also received an option to invest an additional $5.0 million in the Company provided that the Company completes future acquisitions with an aggregate purchase price greater than $25.0 million.

      On December 7, 1999, the Company completed the sale of 483 freight cars to a financial institution for a net sale price of $8.6 million. The proceeds were used to reduce borrowings under the Company's revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institution to lease these 483 freight cars and an additional 100 centerbeam flat cars for a period of at least eight years including automatic renewals. The sale/leaseback transaction resulted in a deferred gain of $612,000, which will be amortized over the term of the lease as a non-cash offset to rent expense. These leases also include an option to purchase all of the cars, subject to certain conditions. If certain conditions related to the return of the cars are met, the Company could be required to pay a fee.

      At December 31, 2000 the Company had long-term debt, including current portion, totaling $104.8 million, which comprised 48.0% of its total capitalization including the Convertible Preferred. At December 31, 1999, long-term debt, including current portion, was $108.4 million comprising 57.0% of total capitalization.

      The Company's railroads have entered into a number of rehabilitation or construction grants with state and federal agencies and third parties. The grant funds are used as a supplement to the Company's normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. The Company believes that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. While the Company has benefited from these grant funds in recent years including 2000 and 1999, there can be no assurance that the funds will continue to be available.

      On December 7, 2000, in conjunction with the refinancing of FCCM and Servicios, the International Finance Corporation invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios (See Notes 3. and 9. to Consolidated Financial Statements). Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. This put option may result in a future cash outflow of the Company.

      The Company has budgeted approximately $18.0 million in capital expenditures in 2001, primarily for track rehabilitation. Of the $18.0 million in capital expenditures, $1.7 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company's railroads.

      In connection with the Company's purchase of selected assets in Australia, the Company had committed to the Commonwealth of Australia to spend approximately $34.1 million (AU $52.3 million) to rehabilitate track structures and equipment by December 31, 2002. This commitment was transferred to the Australian Railroad Group Pty. Ltd. through the sale of 50% of Australia Southern Railroad in December, 2000.

      The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. The Company believes that its cash flow from operations together with amounts available under the credit facilities will enable the Company to meet its liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

 Forward-Looking Statements

      This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are no guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 7, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates applies to its borrowings under its credit facilities which have variable interest rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDAR ratio, as defined in the credit agreement. The Company is also exposed to the impact of foreign currency exchange rate risk at its foreign operations in Canada, Mexico, Australia and Bolivia. In particular, the Company is exposed to the non-cash impact of its equity earnings in ARG which uses the Australian dollar as its functional currency. The Company invests excess cash in overnight money market accounts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 22, 2001 under "Election of Directors" and "Executive Officers", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 22, 2001 under

"Executive Compensation", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 22, 2001 under "Security Ownership of Certain Beneficial Owners and Management", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 22, 2001 under "Related Transactions", which proxy statement will be filed within 120 days after the end of the Company's fiscal year.

             The remainder of this page is intentionally left blank.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) DOCUMENTS FILED AS PART OF THIS FORM 10-K

                  Financial Statements:

                  Report of Independent Public Accountants

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Income for the Years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

         (B) REPORTS ON FORM 8-K

                  The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                  (a) Report dated October 30, 2000 reporting on Item 5. Other Events and Regulation FD Disclosure

                  (b) Report dated November 3, 2000 reporting on Item 5. Other Events and Regulation FD Disclosure

                  (c) Report dated November 6, 2000 reporting on Item 9. Regulation FD Disclosure

                  (d) Report dated December 6, 2000 reporting on Item 9. Regulation FD Disclosure

                  (e) Report dated December 7, 2000 reporting on Item 5. Other Events and Regulation FD Disclosure

         (C) EXHIBITS - SEE INDEX TO EXHIBITS

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


Date                  Title                              Signature

March 31, 2001        Chief Executive Officer        /s/ Mortimer B. Fuller, III
                      and Director                       --------------------
                                                         Mortimer B. Fuller, III

March 31, 2001        Chief Financial Officer            /s/ John C. Hellmann
                                                         --------------------
                                                         John C. Hellmann

March 31, 2001        Senior Vice President              /s/ Alan R. Harris
                      and Chief Accounting               ------------------
                      Officer                            Alan R. Harris

March 31, 2001        Director                           /s/ C. Sean Day
                                                         ------------------
                                                         C. Sean Day

March 31, 2001        Director                           /s/ James M. Fuller
                                                         ------------------
                                                         James M. Fuller

March 31, 2001        Director                           /s/ Louis S. Fuller
                                                         ------------------
                                                         Louis S. Fuller

March 31, 2001        Director                           /s/ T. Michael Long
                                                         ------------------
                                                         T. Michael Long

March 31, 2001        Director                           /s/ Robert M. Melzer
                                                         ------------------
                                                         Robert M. Melzer

March 31, 2001        Director                           /s/ John M. Randolph
                                                         ------------------
                                                         John M. Randolph

March 31, 2001        Director                           /s/ Philip J. Ringo
                                                         ------------------
                                                         Philip J. Ringo

March 31, 2001        Director                           /s/ M. Douglas Young
                                                         ------------------
                                                         M. Douglas Young

             The remainder of this page is intentionally left blank.

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Genesee & Wyoming Inc. and Subsidiaries:

     Report of Independent Public Accountants..............................F-2

     Consolidated Balance Sheets as of December 31, 2000 and 1999..........F-3

     Consolidated Statements of Income for the Years Ended
       December 31, 2000, 1999 and 1998....................................F-4

     Consolidated Statements of Stockholders' Equity and Comprehensive
       Income for the Years Ended December 31, 2000, 1999 and
       1998................................................................F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998....................................F-6

     Notes to Consolidated Financial Statements............................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The summarized financial data for Australian Railroad Group Pty. Ltd. (ARG) contained in
Note 7. are based on the financial statements of ARG, which were audited by other auditors. Their report has been furnished to us, and our opinion, insofar as it relates to the data in Note 7., is based on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Chicago, Illinois
February 13, 2001

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                             December 31,
                                                                           2000        1999
                                                                        ----------------------
ASSETS
CURRENTS ASSETS:
  Cash and cash equivalents                                             $   3,373    $   7,791
  Accounts receivable, net                                                 45,209       47,870
  Materials and supplies                                                    5,023        6,141
  Prepaid expenses and other                                                7,249        7,689
  Deferred income tax assets, net                                           2,202        3,087
                                                                        ----------------------
      Total current assets                                                 63,056       72,578
                                                                        ----------------------
PROPERTY AND EQUIPMENT, net                                               180,946      185,970
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                    64,091        1,576
SERVICE ASSURANCE AGREEMENT, net                                           11,315       12,065
OTHER ASSETS, net                                                          22,604       31,751
                                                                        ----------------------
      Total assets                                                      $ 342,012    $ 303,940
                                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                     $   3,996    $  15,146
  Accounts payable                                                         43,045       52,501
  Accrued expenses                                                         10,860        9,738
                                                                        ----------------------
      Total current liabilities                                            57,901       77,385
                                                                        ----------------------
LONG-TERM DEBT, less current portion                                      100,805       93,230
DEFERRED INCOME TAX LIABILITIES, net                                       22,179       13,145
DEFERRED ITEMS--grants from governmental agencies and third parties        36,526       27,427
DEFERRED GAIN--sale/leaseback                                               3,558        4,109
OTHER LONG-TERM LIABILITIES                                                 4,737        6,231
MINORITY INTEREST                                                           2,725          584

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     18,849           --

STOCKHOLDERS' EQUITY:
 Class A Common Stock, $0.01 par value, one vote per share;
  12,000,000 shares authorized; 4,609,167 and 4,453,368 issued and
  outstanding on December 31, 2000 and 1999, respectively                      46           45
 Class B Common Stock, $0.01 par value, ten votes per share;
  1,500,000 shares authorized; 845,447 issued and outstanding
  on December 31, 2000 and 1999                                                 8            8
 Additional paid-in capital                                                49,711       47,072
 Retained earnings                                                         60,903       47,023
 Currency translation adjustment                                           (4,883)      (1,316)
 Less treasury stock, at cost, 1,001,686 and 1,000,000 Class A shares
  on December 31, 2000 and 1999, respectively                             (11,053)     (11,003)
                                                                        ----------------------
      Total stockholders' equity                                           94,732       81,829
                                                                        ----------------------
      Total liabilities and stockholders' equity                        $ 342,012    $ 303,940
                                                                        ======================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                            Years Ended December 31,
                                                         2000         1999         1998
                                                      -----------------------------------
OPERATING REVENUES                                    $ 206,530    $ 175,586    $ 147,472
                                                      -----------------------------------

OPERATING EXPENSES:
    Transportation                                       69,132       55,811       46,784
    Maintenance of ways and structures                   22,225       21,096       17,306
    Maintenance of equipment                             40,378       34,597       27,968
    General and administrative                           33,047       29,140       25,929
    Depreciation and amortization                        13,980       12,574        9,917
    Charge for buyout of Australian stock options         4,015           --           --
                                                      -----------------------------------

Total operating expenses                                182,777      153,218      127,904
                                                      -----------------------------------

INCOME FROM OPERATIONS                                   23,753       22,368       19,568

Interest expense                                        (11,233)      (8,462)      (7,071)
Gain on sale of 50% equity in Australian operations      10,062           --           --
Valuation adjustment of U.S. dollar denominated
  foreign debt                                           (1,472)        (191)          --
Other income, net                                         2,980        1,873        7,290
                                                      -----------------------------------

INCOME BEFORE INCOME TAX, EQUITY EARNINGS AND
 EXTRAORDINARY ITEM                                      24,090       15,588       19,787
Provision for income tax                                 10,569        2,175        7,708
Equity in Net Income of International Affiliates:
  Australia                                                 261           --           --
  South America                                             150           --           --
  Canada                                                     --         (618)        (645)
                                                      -----------------------------------

INCOME BEFORE  EXTRAORDINARY ITEM                        13,932       12,795       11,434
Extraordinary item from early extinguishment of
  debt, net of related income tax benefit of $162            --         (262)          --
                                                      -----------------------------------

NET INCOME                                               13,932       12,533       11,434
Impact of preferred stock outstanding                        52           --           --
                                                      -----------------------------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS           $  13,880    $  12,533    $  11,434
                                                      ===================================

BASIC EARNINGS PER SHARE:
  Net income available to common stockholders
     before extraordinary item                        $    3.19    $    2.85    $    2.20
  Extraordinary item                                         --        (0.06)          --
                                                      -----------------------------------

  Earnings per common share                           $    3.19    $    2.79    $    2.20
                                                      ===================================

  Weighted average shares                                 4,346        4,491        5,187
                                                      ===================================

DILUTED EARNINGS PER SHARE:
  Net income before extraordinary item                $    3.11    $    2.82    $    2.19
  Extraordinary item                                         --        (0.06)          --
                                                      -----------------------------------

  Earnings per common share                           $    3.11    $    2.76    $    2.19
                                                      ===================================

  Weighted average shares and equivalents                 4,486        4,540        5,229
                                                      ===================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (dollars in thousands)

                                    Class A     Class B  Additional                         Currency                 Total
                                    Common      Common   Paid-in                 Retained   Translation   Treasury   Stockholders'
                                    Stock       Stock    Capital      Warrants   Earnings   Adjustment    Stock      Equity
                                    ----------------------------------------------------------------------------------------------
BALANCE, December 31, 1997          $     44   $      8   $ 46,205    $    471    $ 23,056    $ (1,441)   $     --    $ 68,343

Comprehensive income                      --         --         --          --      11,434        (666)         --      10,768
Proceeds from employee                    --
  stock purchases                          1         --         54          --          --          --          --          55
Warrants exercised, 42,000 shares         --         --        471        (471)         --          --          --          --
Treasury stock acquisitions,
   345,000 shares                         --         --         --          --          --          --    $ (4,629)     (4,629)
                                    ----------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                45          8     46,730          --      34,490      (2,107)     (4,629)     74,537

Comprehensive income                      --         --         --          --      12,533         791          --      13,324
Proceeds from employee
  stock purchases                         --         --         61          --          --          --          --          61
Shares issued for investment
   in unconsolidated affiliate            --         --        281          --          --          --          --         281
Treasury stock acquisitions,
   655,000 shares                         --         --         --          --          --          --      (6,374)     (6,374)
                                    ----------------------------------------------------------------------------------------------

BALANCE, December 31, 1999                45          8     47,072          --      47,023      (1,316)    (11,003)     81,829

Comprehensive income, net
  of taxes of $996                        --         --         --          --      13,932      (3,567)         --      10,365
Proceeds from employee
  stock purchases                          1         --      2,218          --          --          --          --       2,219
Impact of sale of puttable
   equity in Mexican operations           --         --        (75)         --          --          --          --         (75)
Tax benefit from exercise of
   stock options                          --         --        496          --          --          --          --         496
Accretion of fees on Redeemable
   Convertible Preferred Stock            --         --         --          --          (8)         --          --          (8)
4% dividend earned on Redeemable
   Convertible Preferred Stock            --         --         --          --         (44)         --          --         (44)
Treasury stock acquisitions,
   1,686 shares                           --         --         --          --          --          --         (50)        (50)
                                    ----------------------------------------------------------------------------------------------

BALANCE, December 31, 2000          $     46   $      8   $ 49,711    $     --    $ 60,903    $ (4,883)   $(11,053)   $ 94,732
                                    ==============================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GENESEE & WYOMING INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Years Ended December 31,
                                                                                 2000         1999         1998
                                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $  13,932    $  12,533    $  11,434
       Adjustments to reconcile net income to net cash provided
            by operating activities-
          Depreciation and amortization                                          13,980       12,574        9,917
          Deferred income taxes                                                   9,571        1,170        3,203
          Loss (gain) on disposition of property and equipment                       41         (652)        (410)
          Extraordinary item, net of income tax                                      --          262           --
          Gain on sale of 50% equity in Australian operations                   (10,062)          --           --
          Equity (earnings) losses of unconsolidated affiliates                    (411)         618          645
          Minority interest expense                                                  40           50           --
          Valuation adjustment of U. S. dollar denominated foreign debt           1,472          191           --
          Changes in assets and liabilities, net of effect of acquisitions and deconsolidation of Australia Southern Railroad-
             Accounts receivable                                                 (3,744)     (10,250)      (3,575)
             Materials and supplies                                                (517)        (872)       1,188
             Prepaid expenses and other                                             180         (985)         150
             Accounts payable and accrued expenses                                 (327)      13,497        3,492
             Other assets and liabilities, net                                     (664)       1,159       (2,240)
                                                                              -----------------------------------
       Net cash provided by operating activities                                 23,491       29,295       23,804
                                                                              -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                       (39,537)     (35,767)     (16,901)
       Cash investments in unconsolidated affiliate - Australian
         Railroad Group, net                                                    (21,738)          --           --
       Cash investments in unconsolidated affiliates - South America             (7,635)      (1,018)          --
       Cash investments in unconsolidated affiliate - Canada                         --           --       (3,084)
       Proceeds from sale of equity in subsidiaries                               2,640           --           --
       Cash received in purchase of Rail-One Inc., net                               --           57           --
       Purchase of business assets by Ferrocarriles de Chiapas-Mayab                 --      (31,527)          --
       Proceeds from disposition of property and equipment                          679       10,327        2,597
                                                                              -----------------------------------
       Net cash used in investing activities                                    (65,591)     (57,928)     (17,388)
                                                                              -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on long-term borrowings, including capital leases    (109,869)     (89,954)     (22,852)
       Proceeds from issuance of long-term debt                                 116,267      107,477       20,800
       Payment of debt issuance costs                                            (1,388)      (1,475)          --
       Proceeds from governement and third party grants                          10,264       10,869        3,208
       Proceeds from isuance of Redeemable Convertible Preferred Stock, net      18,841           --           --
       Proceeds from employee stock purchases                                     2,219           61           55
       Purchase of treasury stock                                                   (50)      (6,374)      (4,629)
                                                                              -----------------------------------
       Net cash provided by (used in) by financing activities                    36,284       20,604       (3,418)
                                                                              -----------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      1,398        1,424          (36)
                                                                              -----------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (4,418)      (6,605)       2,962
CASH AND CASH EQUIVALENTS, beginning of year                                      7,791       14,396       11,434
                                                                              -----------------------------------
CASH AND CASH EQUIVALENTS, end of year                                        $   3,373    $   7,791    $  14,396
                                                                              ===================================

CASH PAID DURING YEAR FOR:
       Interest                                                               $  10,395    $   8,090    $   7,092
       Income taxes                                                               1,291        3,774        1,042
                                                                              ===================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     GENESEE & WYOMING INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc. and Subsidiaries (the Company) has interests in twenty-three short line and regional railroads through its various subsidiaries and unconsolidated affiliates of which seventeen are located in the United States, two are located in Australia, one is located in Bolivia, one is located in Mexico, and two are located in Canada. The seventeen U. S. railroads are wholly owned by the Company through various acquisitions from 1985 to 1996. The two Canadian railroads have been wholly owned by the Company since its June 2000 acquisition of the remaining 5% minority holding. In April 1999, the Company increased its ownership Canadian in these roads from 47.5% to 95% and began consolidating their results. The Mexican railroad, acquired in September 1999, was wholly owned by the Company until November 2000, when the Company sold a minority 12.7% interest in the operations. The Company wholly owned one of the Australian railroads from November 1997 to December 2000, at which point, the Company contributed the operations into a venture that then acquired the second Australian railroad. The Company now owns 50% of the venture and accounts for its investment under the equity method of accounting. Through a majority owned subsidiary, the Company acquired an indirect 21.9% interest in the Bolivian railroad in November 2000, thereby increasing its ownership to 22.6%. This investment is also accounted for under the equity method of accounting. See Note 3 for descriptions of the Company's expansions in recent years.

The Company, through its leasing subsidiary, also buys, sells, leases and manages railroad transportation equipment in the United States and Canada. The Company, through its industrial switching subsidiary, provides freight car switching and related services to industrial companies in the United States with extensive railroad facilities within their complexes.

A large portion of the Company's operating revenue is attributable to customers operating in the electric utility, cement and forest products industries in North America, and the farm and food products, iron ores and transportation (hook and pull) industries in Australia. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers accounted for approximately 29%, 36% and 42% of the Company's revenues in 2000, 1999 and 1998, respectively. In 2000, no single customer accounted for more than 5% of the Company's operating revenue. In 1999, one customer in the electric utility industry accounted for approximately 10% (see Note 15.). The Company regularly grants trade credit to all of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. Although the Company's accounts receivable include a diverse number of customers and railroads, the collection of these receivables is substantially dependent upon the economies of the regions in which the Company operates, the electric utility, cement, paper, farm and food, iron ore and transportation industries, and the railroad sector of the economy in general.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The Company's investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to other income upon disposition. Depreciation is provided on the straight-line method over the useful lives of the road property (20-30 years) and equipment (3-20 years).

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not an impairment has occurred. If an impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances.

Deferred Grants

Grants received from governmental agencies and third parties are recorded as long-term liabilities as received and amortized over the same period which the underlying purchased assets are depreciated.

Gains/Losses on Sales of Stock in Subsidiaries

The Company records gains and losses on the sale of the stock of its subsidiaries in current earnings unless the sales transaction is part of a broader corporate reorganization which involves the potential for a repurchase of the shares at a future date. If the sale is part of a broader corporate reorganization, gains and losses are recorded in additional paid in capital.

Service Assurance Agreement

The service assurance agreement represents a commitment from one of the most significant customers of the Company, to one of the subsidiary railroads in the U.S. (see Note 15.), which grants the Company the exclusive right to serve indefinitely three of the customer's then-current facilities. The service assurance agreement is amortized on a straight-line basis over the same period as the related track structure, which is 20 years, and accumulated amortization was $3.6 million and $2.8 million as of December 31, 2000 and 1999, respectively.

Earnings per Share

Unexercised stock options, calculated under the treasury stock method, and redeemable convertible preferred stock (issued on December 12, 2000) are the only reconciling items between the Company's basic and diluted weighted average shares outstanding. The number of options used to calculate diluted earnings per share is 732,967, 204,750 and 412,820 for 2000, 1999 and 1998, respectively.
Options to purchase 31,500, 637,500 and 280,400 shares of stock were outstanding as of December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Also included in the diluted earnings per share calculation in 2000 is 47,647 shares of common stock which represent the weighted average share impact of the assumed conversion of the redeemable convertible preferred stock (See Note 11.).

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

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for balance sheet items and a weighted-average rate for the year for the statement of income items. Translation adjustments are reflected as currency translation adjustments in Stockholders' Equity and accordingly only affect comprehensive income. Revaluation adjustments for U. S. dollar denominated foreign debt were losses of $1.5 million and $191,000 in 2000 and 1999, respectively. In 1998, included separately in other income, net, was a loss of $331,000 for the revaluation of a Canadian dollar receivable held by a U.S. subsidiary.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the 2000 presentation.

3. EXPANSION OF OPERATIONS:

Australia

On December 17, 2000, the Company, through its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia for approximately $334.4 million including working capital. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia.

To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company's interest in the Asia Pacific Transport Consortium (APTC) - a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG also received $258.6 million in acquisition debt and $59.9 million of construction and working capital facilities from Bank of America and the Australia and New Zealand Banking Group Limited. A portion of the debt was used to refinance approximately $7.1 million of existing bank debt of ASR. Should APTC reach financial close and meet other conditions as specified in the agreement between the Company and Wesfarmers, the Company would receive additional compensation.

To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. See Note 11 for a description of the Convertible Preferred.

As a direct result of the ARG transaction, ASR stock options became immediately exercisable by the option holders and, as allowed under the provisions of the stock option plan, the option holders, in lieu of ASR stock, were paid an equivalent value in cash, resulting in a $4.0 million pre-tax compensation charge to ASR earnings.

The Company also recognized a $10.1 million gain upon the issuance of ASR stock to Wesfarmers upon the formation of ARG as a result of such issuance being at a per share price in excess of the Company's book value per share investment in ASR. Additionally, due to the deconsolidation of ASR, the Company recognized a $6.5 million deferred tax expense resulting from the financial reporting versus tax basis difference in the Company's equity investment in ARG. Should APTC reach financial close and meet other conditions as specified in the agreement between the Company and Wesfarmers, additional gains will be reported.

The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 16, 2000. ASR's net assets as of the deconsolidation included currents assets of $12.0 million, net property and equipment of $32.2 million, other non-current assets of $49,000, current liabilities of $7.6 million, and other liabilities of $19.5 million. The Company reported $261,000 in equity earnings in its 2000 financial statements from ARG for the period of December 17 through December 31, 2000.

Pro Forma Financial Results

The following table summarizes the Company's unaudited pro forma operating results for the years ended December 31, 2000 and 1999 as if ARG had been formed and acquired Westrail Freight as of the beginning of the applicable period (in thousands except per share amounts):

                                                 2000       1999
                                                 ----       ----
      Pro forma operating revenues               $168,891   $132,434
      Before extraordinary item:
        Pro forma income                           20,019     15,960
        Pro forma basic earnings per share           4.61       3.34
        Pro forma diluted earnings per share         3.92       2.95

The pro forma operating results include the deconsolidation of ASR, incremental interest expense (with related income tax benefit) related to borrowings used to fund the stock option buyout and incremental preferred stock impacts on income available to common stockholders related to the Convertible Preferred issuance. These results also include the pro forma equity earnings attributable to investment in ARG based on ARG's pro forma net income of $16,089 and $22,323 for 2000 and 1999, respectively. These pro forma net income results give effect to ARG's acquisition of Westrail Freight and related purchase accounting adjustments primarily for incremental depreciation and amortization expense, elimination of access fees charged by the government, impacts of the new financing structure and related income taxes. The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

Mexico

In August 1999, the Company's wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase included rolling stock, an advance payment on track improvements to be completed on the state-owned track property, an escrow payment which will be returned to the Company upon successful completion of the track improvements, prepaid value-added taxes and $3.1 million in goodwill. A portion of the purchase price ($5.3 million) was also allocated to the 30-year operating license. As the track improvements have been made, the related costs have been reclassified into the property accounts as leasehold improvements and amortized over the improvements' estimated useful life. Pursuant to the acquisition, employee termination payments of $1.0 million were made to former state employees and approximately 55 employees whom the Company retained upon acquisition but terminated as part of its plan to reduce operating costs after September 30, 1999. All payments were made during the fourth quarter of 1999 and are considered a cost of the acquisition.

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

On December 7, 2000, in conjunction with the refinancing of FCCM (see Note 9.) and its parent company, GW Servicios, S.A. de C.V. (Servicios), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company's book value per share investment was recorded directly to paid-in capital.

Canada

On April 15, 1999, the Company acquired Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company's ownership of GRO to 95%. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, will pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 80,000 shares of the Company's Class A Common Stock at an exercise price of $8.625 per share. Exercise of the option is contingent on the Company's recovery of its capital investment in GRO including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures which have not yet been met. The transaction was accounted for as a purchase and resulted in $2.8 million of initial goodwill which is being amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO have been consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. During the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 due in 2001 and 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method and recorded equity losses of $618,000 and $645,000 in 1999 and 1998, respectively.

South America

On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company previously acquired a 0.68% indirect interest in Oriental on September 30, 1999 through its 47.5% ownership interest in Latin American Rail LLC. That original investment was for $1.0 million in cash and 25,532 shares of the Company's stock valued at $281,000. The Company's new ownership interest is largely through a 90% owned holding company subsidiary in Bolivia which also received $740,000 from the minority partner for investment into Oriental.

The Company's portion of the Oriental investment is composed of $6.7 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million at an interest rate of 7.67%, and a non-interest bearing contingent payment of $450,000 due in

3 years if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. The Company accounts for its indirect interest in the Oriental under the equity method of accounting.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the Company's allowance for doubtful accounts was as follows (amounts in thousands):
                                             2000        1999        1998
                                             ----        ----        ----

      Balance, beginning of year          $ 1,264     $   250     $   167
      Provisions                              389         628         136
      Charges                                (345)       (836)        (53)
      Established in acquisitions              --       1,222          --
                                          -------     -------     -------

      Balance, end of year                $ 1,308     $ 1,264     $   250
                                          =======     =======     =======

5. PROPERTY AND EQUIPMENT:

Major classifications of property and equipment are as follows (amounts in thousands):

                                                          2000       1999
                                                          ----       ----

      Road properties                                   $168,126   $117,786
      Equipment and other                                 61,438    108,016
                                                        --------   --------
                                                         229,564    225,802
      Less- Accumulated depreciation and amortization     48,618     39,832
                                                        --------   --------
                                                        $180,946   $185,970
                                                        ========   ========

6. OTHER ASSETS:

Major classifications of other assets are as follows (amounts in thousands):

                                                               2000      1999
                                                               ----      ----

      Goodwill                                               $11,082   $ 9,765
      Chiapas-Mayab Operating License                          5,125     5,213
      Chiapas-Mayab Special Escrow Deposit - Track Project     1,638     9,668
      Deferred financing costs                                 3,356     3,932
      Executive split-dollar life insurance                    2,728     1,846
      Assets held for sale or future use                       1,045     1,867
      Other                                                    1,298     2,516
                                                             -------   -------
                                                              26,272    34,807
      Less- Accumulated amortization                           3,668     3,056
                                                             -------   -------
                                                             $22,604   $31,751
                                                             =======   =======

Goodwill is being amortized on a straight-line basis over lives of 15-20 years. The Chiapas-Mayab Operating License (see Note 3.) is being amortized over 30 years. The Chiapas-Mayab Special Escrow Deposit - Track Project (see Note 3.) is being reclassified into road property and depreciated as construction of the project is completed. Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method. Executive split-dollar life insurance increases as deposits are made. Assets held for sale or future use at December 31, 2000, primarily represent excess locomotives and a segment of railroad track that is inactive. Assets held for sale or future use at December 31, 1999, primarily represent a segment of railroad track and related structures that was inactive since 1996 as a result of the closure of that segment's primary customer's facility. A similar facility is currently under construction by another customer on that same segment of track. In November 2000, as a result of the new customer receiving inbound shipments and the expectation of the near-term completion of the new customer's facility leading to outbound shipments, these assets were put back into service.

7. EQUITY INVESTMENT IN ARG:

The Company's 50% interest in ARG is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net income of International Affiliates in the accompanying consolidated statements of income.

Condensed results of operations for ARG for the 15 days ended December 31, 2000 are as follows (in thousands of U.S. dollars):

Operating revenues                        $  4,765
Income before income taxes                     834
Net income                                     522

Condensed balance sheet information of ARG as of December 31, 2000 was as follows (in thousands of U.S. dollars):

Current assets                            $ 53,545
Non-current assets                         364,381

Current liabilities                         39,073
Non-current liabilities                     19,204
Senior debt                                264,256
Shareholders' equity                        95,393

8. LEASES:

Lessor

As of December 31, 2000, the Company had no significant operating leases as lessor.

During 1999 and 1998, the Company sold, through several transactions, approximately 700 railroad freight cars which had previously accounted for a significant portion of the Company's minimum future rentals receivable on noncancelable operating leases. The proceeds of the sales were used to acquire railroad rolling stock which had previously been utilized under terms of a capital lease.

Lessee

The Company has entered into several leases for freight cars, locomotives and other equipment. Operating lease expense for the years ended December 31, 2000, 1999 and 1998 was approximately $7.6 million, $6.6 million and $6.3 million, respectively.

On December 7, 1999, the Company completed the sale of 483 of its freight cars to a financial institution for a net sale price of $8.6 million. The proceeds were used to reduce borrowings under the Company's revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institution to lease these 483 freight cars and an additional 100 centerbeam flat cars for a period of at least 8 years including automatic renewals. The sale/leaseback transaction resulted in a deferred gain of $612,000, which is being amortized over the term of the lease as a non-cash offset to rent expense. These leases also include an option to purchase all of the cars, subject to certain conditions. If certain conditions related to the return of the cars are met, the Company could be required to pay a fee.

The following is a summary of future minimum payments under noncancelable leases (amounts in thousands):

                   2001--------------------------------$ 6,271
                   2002--------------------------------  1,980
                   2003--------------------------------  1,599
                   2004--------------------------------  1,374
                   2005--------------------------------    652
                   Thereafter--------------------------  1,757
                                                       -------

                   Total minimum payments--------------$13,633
                                                       =======

The Company is party to two lease agreements with Class I carriers to operate 238 miles of track in Oregon. Under the leases, no payments to the lessor are required as long as certain operating conditions are met. The leases are subject to an initial 20 year term and shall be renewed for successive ten year renewal terms, unless either party elects not to renew the leases. If the lessor terminates the leases for any reason, the lessor must reimburse the Company for its depreciated basis in the property. The Company has assumed all operating and financial responsibilities including maintenance and regulatory compliance under these lease arrangements. Through December 31, 2000, no payments were required under either lease arrangement.

9. LONG-TERM DEBT:

Long-term debt consists of the following (amounts in thousands):

                                                                    2000       1999
                                                                    ----       ----
      Credit facilities with variable interest rates (weighted
        average of 8.41% and 8.40% at December 31, 2000 and 1999,
        respectively), net of unamortized discount of $8
        and $101 at December 31, 2000 and 1999, respectively        $ 67,871   $ 97,395

      Non-recourse promissory notes of Mexican
        subsidiary with variable interest rates
        (10.18% on December 31, 2000)                                 27,500         --

      Promissory note payable to CSX                                   7,922      8,922

      Other debt with interest rates up to 8% and maturing at
        various dates between 2001 and 2006                            1,508      2,059
                                                                    --------   --------
                                                                     104,801    108,376
      Less- Current portion                                            3,996     15,146
                                                                    --------   --------
      Long-term debt, less current portion                          $100,805   $ 93,230
                                                                    ========   ========

Credit Facilities

During 2000, the Company completed four amendments to its primary credit agreement to facilitate the Company's corporate restructuring and refinancing of its Mexico operations, issuance of Convertible Preferred stock, and sale of a 50% interest in ASR to ARG. As amended, the Company's primary credit agreement consists of a $135.0 million credit facility with $103.0 million in revolving credit facilities and $32.0 million in term loan facilities. The term loan facilities consist of a U.S. Term Loan facility in the amount of $10.0 million and a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million in U.S. dollars. Prior to the 2000 amendments, this agreement allowed for maximum borrowings of $150.0 million including $45.0 million in Mexico and $15.0 million in Australia. Amounts previously outstanding under the credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company's Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company's Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

The term loans are due in quarterly installments and mature, along with the revolving credit facilities, on August 17, 2004. The credit facilities accrue interest at various rates depending on the country in which the funds are drawn, plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company's funded debt to EBITDAR ratio, as defined in the credit agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee on all unused portions of the revolving credit facility which varies between 0.375% and 0.500% per annum depending on the Company's funded debt to EBITDAR ratio. The credit agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending on the country in which the sales occur. The credit facilities are secured by essentially all the Company's assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, cash flow coverage, and Net Worth, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2000.

On August 17, 1999, the Company amended and restated its primary credit agreement to provide for an increase in total borrowings. Borrowings under the Canadian portion of the amended agreement were used to refinance certain GRO debt. In conjunction with that refinancing, the Company recorded a non-cash after tax extraordinary charge of $262,000 related to the unamortized deferred financing costs of the retired debt.

Non-Recourse Promissory Notes

On December 7, 2000, one of the Company's subsidiaries in Mexico, Servicios, entered into three promissory notes payable totaling $27.5 million with variable interest rates based on LIBOR plus 3.5%. Two of the notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third note has a nine year term with principal payments of $750,000 due semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The promissory notes are secured by essentially all the assets of Servicios and FCCM, and a pledge of the Company's shares of Servicios and FCCM. The promissory notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2000.

Promissory Note

In October 2000, the Company amended and restated its promissory note payable to a Class I railroad, after making a $1.0 million discretionary principal payment, by refinancing $7.9 million at 8% with interest due quarterly and principal payments due in annual installments of $1.0 million beginning October 31, 2001 through the maturity date of October 31, 2007. Prior to this amendment and restatement, the promissory note payable provided for annual principal payments of $1.2 million provided a certain subsidiary of the Company met certain levels of revenue and cash flow. In accordance with these prior provisions, the Company was not required to make any principal payments through 1999.

Schedule of Future Payments

The following is a summary of the maturities of long-term debt as of December 31, 2000 (amounts in thousands):

           2001...........................................   $3,996
           2002...........................................    4,516
           2003...........................................    9,349
           2004...........................................   63,669
           2005...........................................    5,596
           Thereafter.....................................   17,675
                                                           --------

                                                           $104,801
                                                           ========
10. FINANCIAL RISK MANAGEMENT:

The Company uses derivative financial instruments to manage its variable interest rate risk on long-term debt. In addition, the Company uses derivative financial instruments to manage its currency exchange rate risk associated with U.S. Dollar principal and interest payments on long-term debt that is serviced by its Mexican Peso denominated operations.

During 2000 and 1999, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through December 31, 2002 and the fixed base rates range from 6.12% to 6.87%. The notional amount under these agreements is $38.0 million. At December 31, 2000, the fair value of these interest rate swaps is a negative $392,000. During 2000 and 1999, the Company entered into various exchange rate option collars that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various times through September 15, 2001, and give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.40 Mexican Pesos to the U.S. Dollar to 11.85 Mexican Pesos to the U.S. Dollar. As part of these option collars, the Company gave to a third party the right to sell to the Company U.S. Dollars for Mexican Pesos at exchange rates ranging from 9.35 Mexican Pesos to the U.S. Dollar to 9.85 Mexican Pesos to the U.S. Dollar. The notional amount under these options is $2.8 million. The Company paid an up-front premium for these options of $45,000. At December 31, 2000, the fair value of these currency options is $4,000.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

To fund its cash investment in ARG, the Company completed a private placement of the Convertible Preferred with the Fund managed by Brown Brothers Harriman & Co. The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. The Fund also received an option to invest an additional $5.0 million in the Company provided that the Company completes future acquisitions with an aggregate purchase price greater than $25.0 million. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $23.00 per share of Class A Common Stock (if converted, 869,565 shares of Common Stock). The Convertible Preferred is callable by the Company after four years, and is mandatorily redeemable in eight years. At December 31, 2000, no shares of Convertible Preferred have been converted into shares of Class A Common Stock. Issuance fees are being amortized as additional dividends over the Convertible Preferred's eight year life.

12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company administers one noncontributory defined benefit plan for non-union employees of a U.S. subsidiary. Benefits are determined based on a fixed amount per year of credited service. The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plan. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act.

Historically, the Company has provided certain health care and life insurance benefits for certain retired employees. Eligible employees include union employees of one of its U.S. subsidiaries, and certain nonunion employees who have reached the age of 55 with 30 or more years of service. The Company funds the plan on a pay-as-you-go basis. The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (dollars in thousands):

                                                                      Other
                                                                      Retirement
                                              Pension                 Benefits

                                              2000        1999        2000       1999
                                              ----        ----        ----       ----
Change in benefit obligation:
Benefit obligation at beginning of year     $ 1,267     $ 1,098     $   706     $   544
Service cost                                    210         179           3           2
Interest cost                                    95          76          48          36
Actuarial (gain) loss                           (91)        (85)        (63)        169
Benefits paid                                  (158)         (1)        (70)        (45)
                                            -------     -------     -------     -------
Benefit obligation at end of year           $ 1,323     $ 1,267     $   624     $   706
                                            -------     -------     -------     -------
Change in plan assets:
Fair value of assets at beginning of year   $ 1,020     $   443     $    --     $    --
Actual return on plan assets                    163          21          --          --
Employer contribution                            80         557          70     $    45
Benefits paid                                  (158)         (1)        (70)        (45)
                                            -------     -------     -------     -------
Fair value of assets at end of year         $ 1,105     $ 1,020     $    --     $    --
                                            -------     -------     -------     -------
Reconciliation of Funded Status:
Funded status                               ($  217)    ($  247)    ($  624)    ($  706)
Unrecognized net actuarial (gain) loss         (213)        (45)        (28)         54
Unrecognized prior service cost                 204         227          --          --
                                            -------     -------     -------     -------
Accrued benefit obligation                  ($  226)    ($   65)    ($  652)    ($  652)
                                            -------     -------     -------     -------

Weighted-average assumptions:
Discount rate                                  7.75%       7.75%        7.5%        7.5%
Expected return on plan assets                  8.5%        8.5%        N/A         N/A
Rate of compensation increase                   4.5%        4.5%        N/A         N/A

                                                                           Other
                                                                           Retirement
                                                    Pension                Benefits

                                            2000     1999     1998     2000    1999     1998
                                            ----     ----     ----     ----    ----     ----
Components of net periodic benefit cost:
Service cost                               $ 210    $ 179    $ 149    $   3   $   2       --
Interest cost                                 95       76       58       48      36    $  34
Expected return on plan assets               (88)     (38)     (31)      --      --       --
Amortization of prior service cost            23       24       23       --      --       --
Amortization of (gain) loss                   --       --       --       --      (6)      --
                                           -----    -----    -----    -----   -----    -----
Net periodic benefit cost                  $ 240    $ 241    $ 199    $  51   $  32    $  21
                                           =====    =====    =====    =====   =====    =====

For measurement purposes, a 5.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and thereafter.

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

                                               1 - Percentage    1 - Percentage
                                               Point Increase    Point Decrease
                                               --------------    --------------
Effect on total of service and interest
  cost components                              $  3,846          $ (3,461)
Effect on postretirement benefit obligation    $ 47,850          $(43,065)

Employee Bonus Programs

The Company has performance-based bonus programs which include a majority of non-union employees. Key employees are granted bonuses on a discretionary basis. Total compensation of approximately $1.7 million, $1.7 million and $1.4 million was awarded under the various bonus plans in 2000, 1999 and 1998, respectively.

Profit Sharing

The Company has three 401(k) plans covering certain U.S. union and non-union employees who have met specified length of service requirements. The 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Under two of these plans, the Company matches participants' contributions up to 1.5% of the participants' salary. Under the third plan, the Company matches participants' contributions up to 5.0% of the participants' salary. The Company's contributions to the plans in 2000, 1999 and 1998 were approximately $299,000, $264,000 and $244,000, respectively.

As required by provisions within the Mexican Constitution and Mexican Labor Laws, the Company's subsidiary, FCCM provides a statutory profit sharing benefit to its employees. In accordance with these laws, FCCM is required to pay to its employees a 10% share of its profits within 60 days of filing corporate income tax returns. The profit sharing basis is computed under a section of the Mexican Income Tax Law which, in general terms, differs from the taxable income by excluding the inflation adjustment on depreciation, amortization, receivables and payables. The provision for statutory profit sharing expense is allocated to departmental operating expenses based on wages.

Postemployment Benefits

The Company does not provide any significant postemployment benefits to its employees.

13. INCOME TAXES:

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company's foreign subsidiaries files appropriate income tax returns in their respective countries. The components of income before provision for income taxes, equity earnings and extraordinary item for the presented periods are as follows (amounts in thousands):

                                           2000         1999         1998
                                           ----         ----         ----

      United States                      $ 9,199      $ 9,634      $13,587
      Foreign (U.S.$)                     14,891        5,954        6,200
                                         -------      -------      -------
                                         $24,090      $15,588      $19,787
                                         =======      =======      =======

No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to utilize those earnings in the operations of the foreign subsidiaries for the foreseeable future. In the event earnings should be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits, some of which would become available upon the distribution) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company's controlled foreign subsidiaries as of December 31, 2000 is $4.3 million. It is not practicable to determine the amount of U.S. income taxes or foreign withholding taxes that could be payable if a distribution of earnings were to occur. The components of the provision for income taxes are as follows (amounts in thousands):

United States:                              2000           1999           1998
                                            ----           ----           ----
           Current-
                 Federal                  $    495       $  1,265       $  2,055
                 State                         339            952            715
           Deferred                          2,594          2,381          2,642
                                          --------       --------       --------
                                             3,428          4,598          5,412
                                          --------       --------       --------
Foreign (U.S.$):
           Current                             164         (1,212)         1,735
           Deferred                          6,977         (1,211)           561
                                          --------       --------       --------
                                             7,141         (2,423)         2,296
                                          --------       --------       --------
Total                                     $ 10,569       $  2,175       $  7,708
                                          ========       ========       ========

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

                                                2000         1999         1998
                                                ----         ----         ----
Tax provision at statutory rate                 34.0%        35.0%        35.0%
Effect of foreign operations                    12.2%      (100.7%)        0.6%
State income taxes, net of federal
 income tax benefit                              1.8%         5.7%         3.9%
Change in valuation allowance                   (3.6%)       71.9%          --
Other, net                                      (0.5%)        2.1%        (0.5%)
                                              ------       ------       ------
Effective income tax rate                       43.9%        14.0%        39.0%
                                              ======       ======       ======

Deferred income taxes reflect the net income effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. The components of net deferred income taxes as of the presented year ends are as follows (amounts in thousands):

                                                           2000          1999
                                                           ----          ----
Deferred tax benefits-
           Accruals and reserves not deducted
            for tax purposes until paid                  $  2,202      $  2,511
           Alternative minimum tax credits                    935         1,230
           Net operating losses                             7,586         5,013
           Postretirement benefits                            233           233
           Other                                              131           121
                                                         --------      --------
                                                           11,087         9,108
Deferred tax obligations -
           Property and investment basis
            differences                                   (30,267)       (7,969)

Valuation allowance                                          (797)      (11,197)
                                                         --------      --------
Net deferred tax obligations                             ($19,977)     ($10,058)
                                                         ========      ========

In the accompanying consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

The Company's alternative minimum tax credit can be carried forward indefinitely; however, the Company must achieve future regular U.S. taxable income in order to realize this credit. The Company had net operating loss carry-forwards from its Mexican operations as of December 31, 2000 and 1999 of $20.0 and $10.3 million, respectively. The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of the purchase price paid for the FCCM operations. These loss carry-forwards will expire, if unused, between 2009 and 2010. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2000 and 1999 of $1.5 million and $2.2 million, respectively. The Canadian losses primarily represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire, if unused, between 2004 and 2006.

In the third quarter of 1999, the Australian government enacted an income tax law that, for assets acquired from a tax-exempt entity, impacts the depreciable basis of those assets. The impact of the new law on the Company's Australian operation is that it will be able to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets acquired from the government in November 1997. However, management estimated that it was more likely than not that the Company would be unable to fully realize all of the potential income tax benefits and accordingly, established a partial valuation allowance against the deferred tax assets recorded pursuant to the tax law change. Accordingly, the net income tax benefit recorded in the 1999 third quarter as a result of this tax law change was $4.2 million. Management's assessment of the likelihood of realizing the full benefit of this incremental tax depreciation included a review of the Australian operation's forecasted results for the next several years which indicated that, with the additional tax depreciation deductions and other accelerated deductions for income tax purposes, this operation would not likely realize the entire tax benefit. During 2000, based on the actual operating results achieved by the Australian subsidiary, management revised its assessment of the likelihood that this tax benefit would be realized. The 2000 reassessment resulted in a decrease in the related valuation allowance of $1.0 million. Pursuant to the deconsolidation of ASR, the remaining valuation allowance and related deferred tax assets are no longer maintained by the Company.

As of December 31, 2000 and 1999, in addition to the valuation allowance described above, the income tax benefit of the Mexican and Canadian net operating losses had been offset by a partial valuation allowance based on management's assessment regarding their ultimate realization. A certain portion of this incremental valuation allowance was established in the acquisition of GRO, and accordingly, when reversed will result in a decrease to goodwill. Management does not believe that a valuation allowance is required for any other deferred tax assets based on anticipated future profit levels and the reversal of current deferred tax obligations.

14. GRANTS FROM GOVERNMENTAL AGENCIES AND THIRD PARTIES:

The Company periodically receives grants from states and provinces within which it operates, and from third parties with whom it conducts business for rehabilitation or construction of track. The states, provinces and third parties typically reimburse the Company for 75% to 100% of the total cost of specific projects. Under two such grant programs, the Company received $6.0 million and $6.1 million in 2000 and 1999, respectively, from the State of New York and $2.2 million and $3.2 million in 2000 and 1999, respectively, from the State of Pennsylvania. In addition, the Company received $341,000 and $200,000 of grants in 2000 and 1999, respectively, from other states, and $315,000 in 2000 from a province in Canada. The Company also received grants from third parties with whom it conducts business of $1.3 million and $2.7 million in 2000 and 1999, respectively. As of December 31, 2000, the Company is under agreement to receive an additional $1.6 million of grants for projects in progress at that date.

None of the Company's grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2000, 1999 and 1998, the Company recorded offsets to depreciation expense from grant amortization of $1.1 million, $1.0 million and $728,000, respectively.

15. COMMITMENTS AND CONTINGENCIES:

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

Revenue for haulage to the Powerton plant accounted for 3.1%, 6.6% and 6.3% of the consolidated revenues of the Company and its subsidiaries in 2000, 1999 and 1998, respectively. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

16. STOCK-BASED COMPENSATION PLANS:

The Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (the Stock Option Plans). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                           2000       1999         1998
                                         -------    -------      -------
Net Income:       As reported            $13,932    $12,533      $11,434
                  Pro Forma               12,925     11,468       10,451

Basic EPS:        As reported              $3.19      $2.79        $2.20
                  Pro Forma                 2.96       2.55         2.01

Diluted EPS:      As reported              $3.11      $2.76        $2.19
                  Pro Forma                 2.88       2.53         2.01

In May 2000, the Company reduced the number of shares of stock it may sell to its full-time employees under its Stock Purchase Plan from 250,000 to 50,000. At December 31, 2000 and 1999, 9,950 and 7,961 shares, respectively, had been purchased under this plan. The Company sells shares at 100% of the stock's market price at date of purchase, therefore, no compensation cost exists for this plan.

In May 2000, the Company increased the number of shares available for option grants under its Stock Option Plan for employees from 850,000 to 1,050,000. The Company has reserved 1,100,000 shares of Class A Common Stock for issuance under the Stock Option Plans. The Compensation and Stock Option Committee of the Company's Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. However, under both Plans, the exercise price must equal at least 100% of the stock's market price on the date of grant and must be exercised within five years, or ten years for directors, from the date of grant. The following is a summary of stock option activity for 2000, 1999 and 1998:

                          Year Ended            Year Ended            Year Ended
                          December 31, 2000     December 31, 1999     December 31, 1998

                                    Wtd. Ave.             Wtd. Ave.             Wtd. Ave.
                                    Exercise              Exercise              Exercise
                          Shares    Price       Shares    Price       Shares    Price
                          ----------------------------------------------------------------
Outstanding at
 beginning of
 year                     762,250   $ 17.72     652,375   $ 19.51     406,975   $ 18.46

Granted                   149,550     15.08     124,400      8.57     251,600     21.25
Exercised                 127,833     17.09          --        --         500     17.00
Forfeited                  19,500     14.44      14,525     21.16       5,700     20.81
                          -------               -------               -------

Outstanding at
 end of year              764,467     17.36     762,250     17.72     652,375     19.51
                          =======               =======               =======
Exercisable at
 end of year              422,320     18.85     367,886     18.86     205,415     18.41
                          =======               =======               =======
Weighted average
 fair value of
 options granted                       7.81                  4.16                  8.97

The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Outstanding                                    Options Exercisable
                  --------------------------------------------------------------------   ------------------------------------
                       Number of         Weighted Average Remaining   Weighted Average     Number of        Weighted Average
Exercise Price         Options           Contractual Life             Exercise Price       Options          Exercise Price
- ---------------------------------------- ------------------------------------------------------------------------------------
$ 8.38 - $ 9.21           110,967               3.3 Years              $8.52                  27,741              $8.52
 11.00 -  12.31            24,000               4.8 Years              12.17                   1,666              11.55
 15.00 -  18.75           362,325               2.2 Years              16.58                 248,575              17.18
 19.50 -  21.25           235,675               2.2 Years              21.18                 112,838              21.25
 28.50 -  33.25            31,500               1.0 Years              32.95                  31,500              32.95
                       ----------                                                          ---------

  8.38 -  33.25           764,467               2.4 Years              17.36                 422,320              18.85
                       ==========                                                          =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                               2000          1999          1998
                                              ------        ------        ------
Risk-free interest rate                        6.20%         5.40%         5.48%
Expected dividend yield                        0.00%         0.00%         0.00%
Expected lives in years                        5.45          5.90          5.00
Expected volatility                           47.80%        39.50%        37.77%

17. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company operates in three business segments in two geographic areas: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Australian Railroad Operations (through December 16, 2000), which includes operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States.

Corporate overhead expenses, including acquisition expenses, are reported in North American Railroad Operations. The Company's December 31, 2000, equity investments in Australia and South America are also included in the Asset section of North American Railroad Operations.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment and for each geographic area for 2000, 1999 and 1998 are shown in the following tables (amounts in thousands):

                               North American           Australian  Consolidated
                     --------------------------------  -----------  ------------

                                 Industrial
                     Railroad    Switching              Railroad
2000                 Operations  Operations   Total     Operations      Total
- --------------------------------------------------------------------------------
Operating revenues   $158,318    $ 10,573     $168,891  $ 37,639      $206,530
Income (loss) from
  operations           23,545         238       23,783       (30)       23,753
Depreciation and
  amortization         11,068         658       11,726     2,254        13,980
Assets                333,987       8,025      342,012        --       342,012
Capital expenditures   32,845         404       33,249     6,288        39,537
- --------------------------------------------------------------------------------

1999
- --------------------------------------------------------------------------------
Operating revenues   $121,093    $ 11,341     $132,434  $ 43,152      $175,586
Income (loss) from
  operations           15,900         (86)      15,814     6,554        22,368
Depreciation and
  amortization          9,649         768       10,417     2,157        12,574
Assets                253,624       8,319      261,943    41,997       303,940
Capital expenditures   29,129         130       29,259     6,508        35,767
- --------------------------------------------------------------------------------

1998
- --------------------------------------------------------------------------------
Operating revenues   $ 88,097    $ 12,647     $100,744  $ 46,728      $147,472
Income (loss) from
  operations           12,546      (1,798)      10,748     8,820        19,568
Depreciation and
  amortization          7,277         798        8,075     1,842         9,917
Assets                167,095       9,588      176,683    40,077       216,760
Capital expenditures   13,789         450       14,239     2,662        16,901
- --------------------------------------------------------------------------------

Refer to the accompanying consolidated statements of income for items to reconcile from consolidated income from operations to consolidated net income.

18. QUARTERLY FINANCIAL DATA:

      Quarterly Results (Unaudited)

                                      First       Second     Third      Fourth
(in thousands, except per share data) Quarter     Quarter    Quarter    Quarter
2000
Operating revenues                    $ 55,411    $ 52,354   $ 50,095   $ 48,670
Income from operations                   8,297       7,807      6,681        967
Net income                               4,412       2,278      3,192      4,050
Diluted earnings per share                1.00        0.53       0.72       0.86
- --------------------------------------------------------------------------------

1999
Operating revenues                    $ 34,172    $ 42,669   $ 45,063   $ 53,682
Income from operations                   2,038       5,723      6,351      8,257
Net income (loss)                         (331)      2,746      6,691      3,429
Diluted earnings (loss) per share        (0.07)       0.62       1.53       0.78
- --------------------------------------------------------------------------------

1998
Operating revenues                    $ 37,740    $ 37,065   $ 34,707   $ 37,960
Income from operations                   4,974       4,672      4,138      5,784
Net income                               2,282       1,846      1,403      5,902
Diluted earnings per share                0.42        0.34       0.27       1.19
- --------------------------------------------------------------------------------

The fourth quarter of 2000 includes a $10.1 million pre-tax gain upon the issuance of ASR stock to Wesfarmers, a $4.0 million pre-tax compensation charge related to accelerating ASR stock options and a $6.6 million deferred tax expense resulting from the deconsolidation of ASR (see Note 3).

The third quarter of 1999 includes $4.2 million of nonrecurring income tax benefit related to a favorable income tax legislation change in Australia (see
Note 13.).

The fourth quarter of 1998 includes $6.0 million of pre-tax nonrecurring other income related to proceeds from an insurance settlement (see Note 2.).

19.  RECENTLY ISSUED ACCOUNTING STANDARDS:

The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. The new standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value with changes in fair value reported in income. As required, the Company adopted this statement on January 1, 2001, resulting in the recording of a liability of $388,000 to recognize the fair value of derivative instruments held as of that date with an offsetting charge to Other Comprehensive Income.

                                INDEX TO EXHIBITS

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession

            Not applicable.

(3)         (i) Articles of Incorporation

            The Restated Certificate of Incorporation referenced under (4)(a) hereof is incorporated herein by reference.

            (ii) By-laws

            The By-laws referenced under (4)(b) hereof are incorporated herein by reference.

(4) Instruments defining the rights of security holders, including indentures

            (a)   Restated Certificate of Incorporation (Exhibit 3.1)14

            (b) Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)14

            (c)   By-laws (Exhibit 3.3)1

            (d) Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

            (e) Form of Class B Stockholders' Agreement dated as of May 20,1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

            (f) Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)1

            (g) First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)7

            (h) Third Amended and Restated Revolving Credit Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the Banks named therein. (Exhibit 4.1)9

            (i) Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)14

            (j) Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)14

            (k) Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)14

(9)         Voting Trust Agreement

            Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances
            A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

(10)        Material Contracts

            The Exhibits referenced under (4)(d) through (4)(k) hereof are incorporated herein by reference.

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

            (j) Amendment No. 1. To the Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.2)6

            (k) Promissory Note dated May 20, 1998 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)7

            (l) Assignment Letter between Charles W. Chabot and the Registrant, effective November 1, 1998. (Exhibit 10.2)7

            (m) Amendment No. 1 to Promissory Note dated May 28, 1999 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)8

            (n)   Genesee Wyoming Deferred Stock Plan for Non-Employee
                  Directors 10

            (o) Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico (Exhibit 10.1)9

            (p) Amendment No. 3 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)11

            (q) Amendment No. 4 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)12

            (r) Amendment No. 5 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.2)12

            (s) Amendment No 2. to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.3)12

            (t) Amendment No. 6 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)13

            (u) Genesee & Wyoming Australia Pty. Ltd. Executive Share Option Plan (Exhibit 10.2)13

            (v) Agreement for sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WesterNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty. Ltd. (Exhibit 2.1)15

            (w) Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd. (Exhibit 99.1)15

            (x) Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.2)15

            (y) Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.3)15

            (z) Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.4)15

*(10.1)   Loan Agreement between GW Servicios, S.A. de C.V., Compania de
Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)

*(10.2)   Loan Agreement between GW Servicios, S.A. de C.V., Compania de
Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse
Financierings-Mattaschappij Voor Ontwikkelingslanden N.V. dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)

*(10.3)   Subscription Agreement between GW Servicios S.A. de C.V. and
International Finance Corporation dated December 5, 2000.

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

(99)        Additional Exhibits

            Not applicable.

(24)        Power of attorney

            Not applicable.

(99)        Additional Exhibits

            Not applicable.

- ----------

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

      10Previously filed as part of, and incorporated herein by reference to, the Registrant's 1999 Definitive Proxy Statement, which was filed in electronic format on April 19, 1999 as Annex A to the Proxy Statement.

      11Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended March 31, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

      12Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended June 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

      13Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 10-Q for the quarter ended September 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

      14Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 8-K dated December 7, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

      15Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant's Report on Form 8-K dated December 16, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such report.

             The remainder of this page is intentionally left blank.