Form 10-Q
period 2001-03-31
GENESEE & WYOMING INC
filed 2001-05-15
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended March 31, 2001	Commission File No. 0-20847

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Shares of common stock outstanding as of the close of business on May 7, 2001:

Class	Number of Shares Outstanding

Class A Common Stock	3,719,496

Class B Common Stock	845,447

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES     [  ] NO

INDEX

Part I — Financial Information

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,

	2001	2000

OPERATING REVENUES	$42,871	$55,411

OPERATING EXPENSES:

Transportation	14,058	18,721

Maintenance of ways and structures	4,995	5,956

Maintenance of equipment	8,123	10,941

General and administrative	7,401	8,309

Depreciation and amortization	3,113	3,187

Total operating expenses	37,690	47,114

INCOME FROM OPERATIONS	5,181	8,297

Interest expense	(2,819)	(2,752)

Gain on sale of 50% equity in Australian operations	3,713	—

Valuation adjustment of U.S. dollar denominated foreign loans	(44)	871

Other income, net	383	559

Income before income taxes and equity earnings	6,414	6,975

Provision for income taxes	2,164	2,563

Income before equity earnings	4,250	4,412

Equity in net income of international affiliates:

Australian Railroad Group	2,262	—

South America	66	—

Net income	6,578	4,412

Impact of preferred stock outstanding	236	—

Net income available to common shareholders	$6,342	$4,412

Basic earnings per common share	$1.41	$1.02

Weighted average shares	4,511	4,328

Diluted earnings per common share	$1.19	$1.00

Weighted average shares	5,530	4,425

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	March 31,	Dec. 31,
ASSETS	2001	2000

CURRENTS ASSETS:

Cash and cash equivalents	$10,665	$3,373

Accounts receivable, net	43,426	45,209

Materials and supplies	5,111	5,023

Prepaid expenses and other	7,109	7,249

Deferred income tax assets, net	2,086	2,202

Total current assets	68,397	63,056

PROPERTY AND EQUIPMENT, net	174,986	180,946

INVESTMENT IN UNCONSOLIDATED AFFILIATES	63,588	64,091

SERVICE ASSURANCE AGREEMENT, net	11,128	11,315

OTHER ASSETS, net	21,102	22,604

Total assets	$339,201	$342,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$4,066	$3,996

Accounts payable	42,478	43,045

Accrued expenses	11,396	10,860

Total current liabilities	57,940	57,901

LONG-TERM DEBT, less current portion	92,595	100,805

DEFERRED INCOME TAX LIABILITIES, net	22,131	22,179

DEFERRED ITEMS—grants from government agencies and third parties	36,556	36,526

DEFERRED GAIN—sale-leaseback	5,218	3,558

OTHER LONG-TERM LIABILITIES	5,255	4,737

MINORITY INTEREST	2,775	2,725

REDEEMABLE CONVERTIBLE PREFERRED STOCK	18,885	18,849

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 12,000,000 shares authorized; 4,704,158 and 4,609,167 issued (3,702,472 and 3,607,481 outstanding net of 1,001,686 in treasury) on March 31, 2001 and December 31, 2000, respectively	47	46

Class B common stock, $0.01 par value, 10 votes per share; 1,500,000 shares authorized; 845,447 issued and outstanding on March 31, 2001 and December 31, 2000	8	8

Additional paid-in capital	51,362	49,711

Retained earnings	67,246	60,903

Accumulated other comprehensive loss	(9,764)	(4,883)

Less treasury stock, at cost, 1,001,686 Class A shares	(11,053)	(11,053)

Total stockholders’ equity	97,846	94,732

Total liabilities and stockholders’ equity	$339,201	$342,012

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,578	$4,412

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	3,113	3,187

Deferred income taxes	1,770	1,720

Loss (gain) on disposition of property and equipment	(3)	27

Gain on sale of 50% equity in Australian operations	(3,713)	—

Equity earnings of unconsolidated international affiliates	(2,328)

Minority interest expense	50	26

Valuation adjustment of U.S. dollar denominated loans	44	(871)

Changes in assets and liabilities -

Accounts receivable	1,700	985

Materials and supplies	(127)	(312)

Prepaid expenses and other	291	1,168

Accounts payable and accrued expenses	127	(8,123)

Other assets and liabilities, net	(284)	(527)

Net cash provided by operating activities	7,218	1,692

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(1,670)	(4,823)

Dividend received from unconsolidated international affiliate	617	—

Proceeds from disposition of property, including sale-leaseback	6,894	68

Net cash provided by (used in) investing activities	5,841	(4,755)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings, including capital leases	(34,155)	(10,987)

Proceeds from issuance of long-term debt	27,000	15,262

Proceeds on government and third party grants	39	682

Proceeds from employee stock purchases	1,652	9

Dividends paid on Redeemable Convertible Peferred Stock	(244)	—

Net cash (used in) provided by financing activities	(5,708)	4,966

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(59)	(342)

INCREASE IN CASH AND CASH EQUIVALENTS	7,292	1,561

CASH AND CASH EQUIVALENTS, beginning of period	3,373	7,791

CASH AND CASH EQUIVALENTS, end of period	$10,665	$9,352

CASH PAID DURING PERIOD FOR:

Interest	$2,769	$946

Incomes taxes	275	485

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2001 and 2000, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s 2000 Form 10-K.

2. EXPANSION OF OPERATIONS:

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

      To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s 2.6% interest in the Asia Pacific Transport Consortium (APTC) – a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from a new bank credit facility.

      To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $23.00 per share of Class A Common Stock (if converted, 869,565 shares of Common Stock). The Convertible Preferred is callable by the Company after four years from date of issuance, and is mandatorily redeemable in eight years from date of issuance.

      In the fourth quarter of 2000, the Company recognized a $10.1 million gain upon the issuance of ASR stock to Wesfarmers upon the formation of ARG as a result of such issuance being at a per share price in excess of the Company’s book value per share investment in ASR. Additionally, due to the deconsolidation of ASR, the

Company recognized a $6.5 million deferred tax expense resulting from the financial reporting versus tax basis difference in the Company’s equity investment in ARG. The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 17, 2000.

      On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded.

      South America

      On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s new ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.7 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million at an interest rate of 7.67%, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from the Oriental related to its full year 2000 earnings. Such dividends of $617,000 were received in March 2001. The Company accounts for its indirect interest in the Oriental under the equity method of accounting.

      Mexico

      On December 7, 2000, in conjunction with the refinancing of Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) (see Note 3.) and its parent company, GW Servicios, S.A. de C.V. (Servicios), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company’s book value per share investment was recorded directly to paid-in capital.

3. VALUATION ADJUSTMENT OF U.S. DOLLAR DENOMINATED FOREIGN LOANS:

      Amounts previously outstanding under the Company’s credit agreement which were borrowed by the Company’s wholly-owned subsidiary, FCCM, represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its

Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced. For the quarters ended March 31, 2001 and 2000, the Company recorded approximately $44,000 of non-cash expense and $871,000 of non-cash income, respectively, related to valuation adjustments on these loans in the accompanying consolidated statements of income.

4. EQUITY INVESTMENT IN ARG:

      ARG is a joint venture which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates in the accompanying consolidated statements of income. The following are unaudited U.S. GAAP balance sheets of ARG as of March 31, 2001 and December 31, 2000, and the related consolidated statements of income and cash flows for the three months ended March 31, 2001 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of December 31, 2000	$0.56

As of March 31, 2001	$0.49

Average for the three months ended March 31, 2001	$0.53

Australian Railroad Group Pty. Ltd.
Consolidated Balance Sheets

	March 31, 2001	December 31, 2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7,114	$9,071

Accounts receivable, net	18,596	33,401

Materials and supplies	9,629	11,306

Total current assets	35,339	53,778

PROPERTY AND EQUIPMENT, net	305,120	341,306

DEFERRED INCOME TAX ASSETS, net	8,203	11,827

OTHER ASSETS, net	6,940	8,424

Total assets	$355,602	$415,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current debt	—	$16,342

Accounts payable	$17,810	14,872

Accrued expenses	3,804	3,506

Total current liabilities	21,614	34,720

LONG-TERM BANK DEBT	230,538	265,408

OTHER LONG-TERM LIABILITIES	1,429	2,524

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	102,021	112,683

Total liabilities and stockholders’ equity	$355,602	$415,335

Australian Railroad Group Pty. Ltd.
Consolidated Statement of Income

Operating revenues	$43,870

Operating expenses	31,579

Income from operations	12,291

Interest expense	(5,621)

Other income, net	129

Income before income taxes	6,799

Provision for income taxes	2,274

Net income	$4,525

Australian Railroad Group Pty. Ltd.
Consolidated Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,525

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	2,867

Other provisions	244

Deferred income taxes	2,274

Gain on disposition of property	(16)

Changes in assets and liabilities	17,591

Net cash provided by operating activities	27,485

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(12,340)

Proceeds from disposition of property and equipment	16

Net cash used in investing activities	(12,324)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on short-term borrowings	(15,536)

Net cash used in financing activities	(15,536)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(1,582)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,957)

CASH AND CASH EQUIVALENTS, beginning of period	9,071

CASH AND CASH EQUIVALENTS, end of period	$7,114

5. CONTINGENCIES:

      On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR is in breach of certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd’s Powerton plant. The suit seeks unspecified compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit.

      The parent company of ComEd has sold certain of ComEd’s power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On July 7, 2000, the Company filed an amended counterclaim against ComEd in the Cook County action. The counterclaim seeks a declaration of certain rights regarding the SAA and damages for ComEd’s failure to assign the SAA to the purchaser of the Powerton plant. The Company believes that its counterclaim against ComEd is well-founded and is pursuing it vigorously. Revenue for haulage to the Powerton Plant accounted for 3.1% of the consolidated revenues of the Company and its subsidiaries in 2000. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

6. LOCOMOTIVE SALE-LEASEBACK:

      On March 30, 2001, the Company completed the sale of 27 locomotives to a financial institution for a net sale price of $6.5 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institution to lease the 27 locomotives for a period of up to 8 years including automatic renewals. The sale-leaseback transaction resulted in a deferred gain of $1.8 million, which will be amortized over the term of the lease as a non-cash offset to equipment rent expense.

7. COMPREHENSIVE INCOME:

      Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three months ended March 31, 2001 and 2000 (in thousands):

	Comprehensive Income
	Three Months Ended March 31,
	2001	2000

Net income	$6,578	$4,412

Other comprehensive income (loss):

Foreign currency translation adjustments	(4,376)	(1,703)
Transition adjustment related to change in accounting for derivative instruments and hedging activities	(255)	—

Net unrealized losses on qualifying cash flow hedges	(250)	—

Comprehensive income	$1,697	$2,709

      The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of March 31, 2001, and December 31, 2000 (in thousands) were:

	March 31, 2001	December 31, 2000

Net foreign currency translation adjustments	$(9,259)	$(4,883)

Transition adjustment related to change in accounting for derivative instruments and hedging activities	(255)	—

Net unrealized losses on qualifying cash flow hedges	(250)	—

Accumulated other comprehensive loss	$(9,764)	$(4,883)

8. BUSINESS SEGMENT INFORMATION:

      The Company historically operated in three business segments in two geographic areas: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Australian Railroad Operations, which included operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States. On December 17, 2000, concurrent with the acquisition of Westrail Freight through ARG, the Company deconsolidated Australian Railroad Operations from its consolidated financial statements and began reporting for its 50% ownership interest in ARG under the equity method of accounting.

      Corporate overhead expenses, including acquisition expense, and equity earnings of unconsolidated affiliates in Australia and South America are primarily reported in North American Railroad Operations.

      The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment as of and for the quarters ended March 31, 2001 and 2000 is shown in the following tables:

Business Segment
(amounts in thousands)

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2001	Operations	Operations	Operations	Total

Operating revenues	$39,979	—	$2,892	$42,871

Income from operations	5,057	—	124	5,181

Identifiable assets	331,212	—	7,989	339,201

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2000	Operations	Operations	Operations	Total

Operating revenues	$42,240	$10,630	$2,541	$55,411

Income (loss) from operations	7,443	884	(30)	8,297

Identifiable assets	253,958	38,765	8,260	300,983

9. DERIVATIVE FINANCIAL INSTRUMENTS:

      The Company actively monitors its exposure to foreign currency exchange rate and interest rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest.

      On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at then fair value of a liability of $388,000. The effect of this transition adjustment was not material to both reported earnings and accumulated other comprehensive income.

      Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivative as a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The effective portion of the changes in the fair value of the derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the condensed consolidated statements of income, as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized.

      The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the condensed consolidated balance sheets at fair value in other assets and other liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies as a hedge. Summarized below are the specific accounting policies by market risk category.

Foreign Currency Exchange Rate Risk

      The Company uses forward contracts and purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets (deferred income) or other current liabilities (deferred charges). Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows are recognized in the condensed consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the condensed consolidated balance sheets as a component of accumulated other comprehensive income in common shareholders’ equity. At this time, the Company does not have any derivative instruments that hedge the value of foreign net investments.

      During 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various times through March 15, 2002, and give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.61 Mexican Pesos to the U.S. Dollar to 11.85 Mexican Pesos to the U.S. Dollar. As part of one of these options, the Company gave to a third party the right to sell to the

Company U.S. Dollars for Mexican Pesos at an exchange rate of 9.85 Mexican Pesos to the U.S. Dollar. The notional amount under these options is $2.8 million. At March 31, 2001, the fair value of these currency options is an asset of $32,262.

Interest Rate Risk

      The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Interest rate differentials to be received or paid on the swaps are recognized in the condensed consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the new derivative requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the condensed consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the condensed consolidated statements of income, on the same line as the hedged item.

      During 2000 and 1999, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through December 31, 2002 and the fixed base rates range from 6.47% to 6.87%. The notional amount under these agreements is $38.0 million. At March 31, 2001, the fair value of these interest rate swaps is a liability of $797,896.

The remainder of this page is intentionally left blank.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company’s 2000 Form 10-K.

General

      The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to industrial companies located in the United States with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to the aforementioned industrial companies, to shippers along its lines, and to the Class I railroads that connect with its North American lines.

      The Company’s operating expenses include wages and benefits, equipment rents (including car hire), purchased services, depreciation and amortization, diesel fuel, casualties and insurance, materials and other expenses. Car hire is a charge paid by a railroad to the owners of railcars used by that railroad in moving freight. Other expenses generally include property and other non-income taxes, professional services, communication and data processing costs and general overhead expenses.

      When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company’s growth to date has resulted from acquisitions, joint ventures, and investments in unconsolidated affiliates. Most recently, the Company, through a 50% owned joint venture, completed an acquisition in Western Australia in December 2000, and through an indirect investment in an unconsolidated affiliate, began operating a railroad in Bolivia in November 2000. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

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

      To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s 2.6% interest in the Asia Pacific Transport Consortium (APTC) – a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from a new bank credit facility.

      To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $23.00 per share of Class A Common Stock (if converted, 869,565 shares of Common Stock). The Convertible Preferred is callable by the Company after four years from date of issuance, and is mandatorily redeemable in eight years from date of issuance.

      In the fourth quarter of 2000, the Company recognized a $10.1 million gain upon the issuance of ASR stock to Wesfarmers upon the formation of ARG as a result of such issuance being at a per share price in excess of the Company’s book value per share investment in ASR. Additionally, due to the deconsolidation of ASR, the Company recognized a $6.5 million deferred tax expense resulting from the financial reporting versus tax basis difference in the Company’s equity investment in ARG. The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 17, 2000.

      On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded.

      South America

      On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s new ownership interest is largely through a 90% owned holding company subsidiary in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.7 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million at an interest rate of 7.67%, and a non-interest bearing contingent payment of $450,000 due in 3 years if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from the Oriental related to its full year 2000 earnings. Such dividends of $617,000 were received in March 2001. The Company accounts for its indirect interest in the Oriental under the equity method of accounting.

      Mexico

      On December 7, 2000, in conjunction with the refinancing of FCCM and its parent company, GW Servicios, S.A. de C.V. (Servicios), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company’s book value per share investment was recorded directly to paid-in capital.

The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Consolidated Operating Revenues

      Operating revenues were $42.9 million in the quarter ended March 31, 2001 compared to $55.4 million in the quarter ended March 31, 2000, a net decrease of $12.5 million or 22.6%. The net decrease was attributable to a $10.6 million decrease due to the deconsolidation of Australian railroad operations and a $2.3 million decrease in North American railroad revenues; offset by a $351,000 increase in industrial switching revenues.

      The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

      North American Railroad Operating Revenues

      North American railroad operating revenues were $39.9 million in the quarter ended March 31, 2001 compared to $42.2 million in the quarter ended March 31, 2000, a decrease of $2.3 million or 5.4%. The decrease was attributable to a $1.3 million decrease in freight revenues and a $1.0 million decrease in non-freight revenues.

      The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2001 and 2000:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended March 31, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues				Carloads				Carload

Commodity Group	2001	% of Total	2000	% of Total	2001	% of Total	2000	% of Total	2001	2000

Coal, Coke & Ores	$6,969	21.6%	$7,239	21.6%	31,310	33.0%	32,590	32.5%	$223	$222

Pulp & Paper	4,890	15.2%	4,865	14.5%	13,032	13.8%	12,765	12.7%	375	381

Petroleum Products	4,723	14.7%	5,018	15.0%	7,661	8.1%	8,355	8.3%	616	601

Minerals & Stone	4,341	13.5%	3,848	11.5%	9,602	10.1%	8,961	9.0%	452	429

Farm & Food Products	3,182	9.9%	3,467	10.3%	9,692	10.2%	9,928	9.9%	328	349

Metals	2,671	8.3%	2,524	7.5%	9,413	10.0%	9,040	9.0%	284	279

Chemicals & Plastics	2,255	7.0%	2,261	6.7%	4,359	4.6%	4,412	4.4%	517	512

Lumber & Forest Products	1,882	5.8%	2,204	6.6%	5,532	5.9%	7,116	7.1%	340	310

Autos & Auto Parts	345	1.1%	757	2.3%	596	0.6%	1,380	1.4%	579	549

Other	970	2.9%	1,324	4.0%	3,549	3.7%	5,686	5.7%	273	233

Total	$32,228	100.0%	$33,507	100.0%	94,746	100.0%	100,233	100.0%	340	334

      Total North American carloads were 94,746 in the quarter ended March 31, 2001 compared to 100,233 in the quarter ended March 31, 2000, a decrease of 5,487 or 5.5%. The average revenue per carload increased to $340 in the quarter ended March 31, 2001, compared to $334 per carload in the quarter ended March 31, 2000, an increase of 1.8%.

      North American non-freight railroad revenues were $7.7 million in the quarter ended March 31, 2001 compared to $8.7 million in the quarter March 31, 2000, a decrease of $981,000 or 11.2%. The following table compares North America non-freight revenues for the quarters ended March 31, 2001 and 2000:

North American Railroad
Non-Freight Operating Revenue Comparison
Quarters Ended March 31, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue

Railroad switching	$2,255	29.1%	$2,754	31.5%

Car hire and rental income	1,127	14.5%	1,988	22.8%

Car repair services	833	11.4%	889	10.2%

Other operating income	3,536	45.0%	3,101	35.5%

Total non-freight revenues	$7,751	100.0%	$8,732	100.0%

      Industrial Switching Revenues

      Revenues from U.S. industrial switching activities were $2.9 million in the quarter ended March 31, 2001 compared to $2.5 million in the quarter ended March 31, 2000, an increase of $351,000 or 13.8% due primarily to new switching contracts.

      Consolidated Operating Expenses

      Operating expenses for all operations combined were $37.7 million in the quarter ended March 31, 2001, compared to $47.1 million in the quarter ended March 31, 2000, a decrease of $9.4 million or 20.0%. The net decrease was attributable to a $9.7 million decrease due to the deconsolidation of Australian railroad operations; offset by a $125,000 increase in North American railroad operating expenses and a $197,000 increase in industrial switching operating expenses.

      The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

      North America Railroad Operating Expenses

      The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended March 31, 2001 and 2000:

The remainder of this page is intentionally left blank.

North American Railroad
Operating Expense Comparison
Quarters Ended March 31, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$13,892	34.7%	$13,953	33.0%

Equipment rents	5,027	12.6%	5,148	12.2%

Purchased services	2,600	6.5%	2,743	6.5%

Depreciation and amortization	2,957	7.4%	2,422	5.7%

Diesel fuel	3,532	8.8%	3,388	8.0%

Casualties and insurance	1,405	3.5%	1,788	4.2%

Materials	2,748	6.9%	2,906	6.9%

Other expenses	2,761	7.0%	2,449	5.9%

Total operating expenses	$34,922	87.4%	$34,797	82.4%

      U. S. Industrial Switching Operating Expenses

      The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the quarters ended March 31, 2001 and 2000:

U.S. Industrial Switching
Operating Expense Comparison
Quarters Ended March 31, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$1,807	62.5%	$1,542	60.7%

Equipment rents	68	2.4%	46	1.8%

Purchased services	95	3.2%	95	3.7%

Depreciation and amortization	156	5.4%	160	6.3%

Diesel fuel	144	5.0%	160	6.3%

Casualties and insurance	76	2.6%	125	4.9%

Materials	183	6.3%	178	7.0%

Other expenses	239	8.3%	265	10.4%

Total operating expenses	$2,768	95.7%	$2,571	101.1%

      Labor and benefits expense was $1.8 million in the quarter ended March 31, 2001 compared to $1.5 million in the quarter ended March 31, 2000, an increase of $265,000 or 17.2%, due primarily to costs associated with new switching contracts.

      Operating Ratios

      The Company’s combined operating ratio increased to 87.9% in the quarter ended March 31, 2001 from 85.0% in the quarter ended March 31, 2000. The operating ratio for North American railroad operations increased to 87.4% in the quarter ended March 31, 2001 from 82.4% in the quarter ended March 31, 2000. The operating ratio for U.S. industrial switching operations decreased to 95.7% in the quarter ended March 31, 2001 from 101.1% in the quarter ended March 31, 2000. The operating ratio for Australian railroad operations was 91.7% in the quarter ended March 31, 2000.

      Interest Expense

      Interest expense was $2.8 million in each of the quarters ended March 31, 2001 and 2000.

      Gain on 50% Sale of APTC to Australian Railroad Group

      On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded.

      Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

      Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the quarters ended March 31, 2001 and 2000, the Company recorded approximately $44,000 of non-cash expense and $871,000 of non-cash income, respectively, related to valuation adjustments on these loans.

      Other Income, Net

      Other income, net in the quarter ended March 31, 2001, was $383,000 compared to $559,000 in the quarter ended March 31, 2000, a decrease of $176,000. Other income, net consists primarily of interest income and the decrease was primarily related to the decrease of an interest bearing special deposit in Mexico.

      Income Taxes

      The Company’s effective income tax rate in the quarter ended March 31, 2001 was 33.7% which compared to 36.7% in the quarter ended March 31, 2000. The decrease is partially attributable to a lower Australian income tax rate (30%) recorded on the $3.7 million one-time gain on the sale of 50% of its interest in APTC.

      Equity in Net Income of Unconsolidated International Affiliates

      Equity earnings of unconsolidated international affiliates in the quarter ended March 31, 2001, were $2.3 million while there were no equity earnings of unconsolidated international affiliates in the quarter ended March 31, 2000. The equity earnings in the quarter ended March 31, 2001, consist of $2.3 million from Australian Railroad Group and $66,000 from South America affiliates.

      Net Income and Earnings Per Share

      The Company’s net income in the quarter ended March 31, 2001 was $6.6 million compared to net income in the quarter ended March 31, 2000 of $4.4 million, an increase of $2.2 million. The increase in net income is the net result of an increase in equity in net income of unconsolidated international affiliates of $2.3 million, an increase in net income from North American railroad operations of $93,000 (including a $2.6 million after-tax gain on the APTC sale), and a decrease in the net loss of industrial switching operations of $90,000; offset by a decrease in net income from operations in Australia of $345,000 due to the deconsolidation of ASR. The net income decrease of $345,000 attributable to operations in Australia was as reported in the quarter ended March 31, 2000.

      Basic and Diluted Earnings Per Share in the quarter ended March 31, 2001 were $1.41 and $1.19 respectively, on weighted average shares of 4.5 million and 5.5 million respectively, compared to $1.02 and $1.00 respectively, on weighted average shares of 4.3 million and 4.4 million respectively, in the quarter ended March 31, 2000. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 1.1 million is primarily attributable to the dilutive impact of the common stock equivalents (869,565 shares) associated with the issuance of the Redeemable Convertible Preferred Stock in December 2000.

Supplemental Information – Australian Railroad Group

      ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. In the quarter ended March 31, 2001, the Company recorded $2.3 million of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarter ended March 31, 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarter Ended March 31, 2001
(U.S. dollars in thousands, except average per carload)

			Average
			Freight
			Revenues
	Freight		Per
	Revenues	Carloads	Carload

Grain	$12,378	40,671	$304

Other Ores and Minerals	6,675	23,812	280

Alumina	4,424	35,307	125

Iron Ore	4,147	35,871	116

Bauxite	2,197	30,973	71

Hook and Pull (Haulage)	2,081	8,955	232

Gypsum	538	9,828	55

Other	7,342	15,671	468

Total	$39,782	201,088	198

Liquidity and Capital Resources

      During the three months ended March 31, 2001 the Company generated cash from operations of $7.2 million, invested $1.7 million in capital assets (including $39,000 in state grant funds received for track rehabilitation and construction), received $6.9 million in proceeds from the disposition of property including $6.5 million from a sale-leaseback of locomotives, received $617,000 in dividends from an unconsolidated international affiliate, and received $1.7 million in proceeds from employee stock purchases. The Company paid $244,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and had a net decrease in debt of $7.2 million during this same period.

      During the three months ended March 31, 2000 the Company generated cash from operations of $1.7 million, invested $4.8 million in capital assets (including $682,000 in state grant funds received for track rehabilitation and construction), had a net increase in debt of $4.3 million, and received $68,000 in proceeds from the disposition of property.

      The Company has budgeted approximately $18.0 million in capital expenditures in 2001, of which $15.0 million is for track rehabilitation. Of the $18.0 million in capital expenditures, $1.7 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company’s railroads, and $1.6 million will be funded by the remaining Special Track Project deposit which was part of the purchase allocation of the Company’s subsidiary in Mexico. Approximately $3.1 million of the budgeted capital expenditures of $18.0 million were completed as of March 31, 2001. Of this $3.1 million in capital expenditures, $1.7 million was funded by cash from operations and $1.4 million was funded by the Special Track Project deposit in Mexico.

      At March 31, 2001 the Company had long-term debt, including current portion, totaling $96.7 million, which comprised 45.3% of its total capitalization including the Convertible Preferred. At December 31, 2000 the Company had long-term debt, including current portion, totaling $104.8 million, which comprised 48.0% of its total capitalization including the Convertible Preferred.

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

Forward-Looking Statements

      This Report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are no guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the documents incorporated by reference. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      The Company actively monitors its exposure to foreign currency exchange rate and interest rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest.

      The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in the Company’s cash flow for individual derivative instruments assuming hypothetical adverse changes in market rates or exchange rates. The results of the sensitivity analyses as of March 31, 2001, did not differ materially from the amounts determined as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

      The Company is exposed to the impact of foreign currency exchange rate risk at its foreign operations in Canada, Mexico, Australia and Bolivia. In particular, the Company is exposed to the non-cash impact of its equity earnings in ARG which uses the Australian dollar as its functional currency.

The remainder of this page is intentionally left blank.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS — NONE

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS — NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5.	OTHER INFORMATION — NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS — SEE INDEX TO EXHIBITS

(B)	REPORTS ON FORM 8-K:

The following reports on Form 8-K were filed during the period covered by this report:

(a)	Report dated December 16, 2000 reporting on Item 2. Acquisition or Disposition of Assets (which includes certain audited financial statements of Westrail Freight Division and certain unaudited pro forma financial statements of the Registrant filed as Exhibit 99.5 thereto)

(b)	Report dated March 20, 2001 reporting on Item 9. Regulation FD Disclosure

The remainder of this page is intentionally left blank.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

The Form of Restated Certificate of Incorporation referenced under (4)(a) hereof is incorporated herein by reference.

(ii) By-laws

The By-laws referenced under (4)(b) hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures
	(a)	Restated Certificate of Incorporation (Exhibit 3.1)(6)

	(b)	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)(6)

	(c)	By-laws (Exhibit 3.3)(1)

	(d)	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)(3)

	(e)	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)(2)

	(f)	Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)(1)

	(g)	First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)(4)

	(h)	Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the banks named therein (Exhibit 4.1)(5)

	(i)	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)(6)

	(j)	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)(6)

	(k)	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)(6)

(10)	Material Contracts

Not applicable.

*(11.1)	Statement re computation of per share earnings

(15)	Letter re unaudited interim financial information

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(19)	Report furnished to security holders

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

(23)	Consents of experts and counsel

Not applicable.

(24)	Power of attorney

Not applicable.

(99)	Additional Exhibits

Not applicable.

____________________________

*	Exhibit filed with this Report.

      (1)Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

      (2)Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

      (3)Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972). The exhibit number contained in parenthesis refers to the exhibit number in such Amendment.

      (4)Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

      (5)Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

      (6)Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 7, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

The remainder of this page is intentionally left blank.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 15, 2001	By: /s/ John C. Hellmann

Name: John C. Hellmann
Title: Chief Financial Officer

Date: May 15, 2001	By: /s/ Alan R. Harris

Name: Alan R. Harris
Title: Senior Vice President and Chief Accounting Officer

The remainder of this page is intentionally left blank.