Form 10-Q
period 2001-06-30
GENESEE & WYOMING INC
filed 2001-08-14
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended June 30, 2001 Commission File No. 0-20847

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Shares of common stock outstanding as of the close of business on August 8, 2001:

Class	Number of Shares Outstanding

Class A Common Stock	5,738,407

Class B Common Stock	1,268,169

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [   ] NO

INDEX

Part I - Financial Information

Item 1. Financial Statements:	Page

Consolidated Statements of Income — For the Three Month and Six Month Periods Ended June 30, 2001 and 2000	3

Consolidated Balance Sheets — As of June 30, 2001 and December 31, 2000	4

Consolidated Statements of Cash Flows — For the Six Month Periods Ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6 - 13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Part II - Other Information	29

Index to Exhibits	30 - 32

Signatures	33

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

OPERATING REVENUES	$44,243	$52,354	$87,114	$107,765

OPERATING EXPENSES:

Transportation	13,921	17,148	28,068	35,869

Maintenance of ways and structures	5,143	5,663	10,138	11,619

Maintenance of equipment	7,978	10,329	16,101	21,270

General and administrative	8,118	7,952	15,429	16,260

Depreciation and amortization	3,123	3,455	6,348	6,642

Total operating expenses	38,283	44,547	76,084	91,660

INCOME FROM OPERATIONS	5,960	7,807	11,030	16,105

Interest expense	(2,314)	(2,520)	(5,133)	(5,272)

Gain on sale of 50% equity in Australian operations	—	—	3,713	—

Valuation adjustment of U.S. dollar denominated foreign loans	(26)	(2,358)	(69)	(1,486)

Other income, net	223	691	604	1,248

Income before income taxes and equity earnings	3,843	3,620	10,145	10,595

Provision for income taxes	1,376	1,342	3,540	3,905

Income before equity earnings	2,467	2,278	6,605	6,690

Equity in net income of international affiliates:

Australian Railroad Group	2,480	—	4,743	—

South America	140	—	206	—

Net income	5,087	2,278	11,554	6,690

Impact of preferred stock outstanding	236	—	472	—

Net income available to common shareholders	$4,851	$2,278	$11,082	$6,690

Basic earnings per common share	$0.70	$0.35	$1.62	$1.03

Weighted average shares	6,905	6,495	6,835	6,494

Diluted earnings per common share	$0.60	$0.34	$1.38	$1.00

Weighted average shares and equivalents	8,432	6,735	8,364	6,686

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	June 30,	Dec. 31,
ASSETS	2001	2000

CURRENTS ASSETS:

Cash and cash equivalents	$10,947	$3,373

Accounts receivable, net	43,037	45,209

Materials and supplies	5,658	5,023

Prepaid expenses and other	8,584	7,249

Deferred income tax assets, net	2,027	2,202

Total current assets	70,253	63,056

PROPERTY AND EQUIPMENT, net	178,956	180,946

INVESTMENT IN UNCONSOLIDATED AFFILIATES	64,916	64,091

SERVICE ASSURANCE AGREEMENT, net	10,941	11,315

OTHER ASSETS, net	22,215	22,604

Total assets	$347,281	$342,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$4,239	$3,996

Accounts payable	41,892	43,045

Accrued expenses	12,553	10,860

Total current liabilities	58,684	57,901

LONG-TERM DEBT, less current portion	87,915	100,805

DEFERRED INCOME TAX LIABILITIES, net	22,916	22,179

DEFERRED ITEMS—grants from government agencies and third parties	36,392	36,526

DEFERRED GAIN—sale-leaseback	4,996	3,558

OTHER LONG-TERM LIABILITIES	4,684	4,737

MINORITY INTEREST	2,922	2,725

REDEEMABLE CONVERTIBLE PREFERRED STOCK	18,921	18,849

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 12,000,000 shares authorized; 7,254,700 and 6,913,751 issued (5,731,293 and 5,411,222 outstanding net of 1,523,407 and 1,502,529 in treasury) on June 30, 2001 and December 31, 2000, respectively	73	46

Class B common stock, $0.01 par value, 10 votes per share; 1,500,000 shares authorized; 1,268,168 and 1,268,171 issued and outstanding on June 30, 2001 and December 31, 2000, respectively	13	8

Additional paid-in capital	54,094	49,711

Retained earnings	71,985	60,903

Accumulated other comprehensive loss	(4,851)	(4,883)

Less treasury stock, at cost	(11,463)	(11,053)

Total stockholders’ equity	109,851	94,732

Total liabilities and stockholders’ equity	$347,281	$342,012

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,554	$6,690

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	6,348	6,642

Deferred income taxes	1,068	2,485

Gain on disposition of property and equipment	(28)	(70)

Gain on sale of 50% equity in Australian operations	(3,713)	—

Equity earnings of unconsolidated international affiliates	(4,949)

Minority interest expense	197	30

Valuation adjustment of U.S. dollar denominated loans	69	1,486

Changes in assets and liabilities -

Accounts receivable	1,311	938

Materials and supplies	(552)	(486)

Prepaid expenses and other	403	2,160

Accounts payable and accrued expenses	189	(9,070)

Other assets and liabilities, net	(380)	(14)

Net cash provided by operating activities	11,517	10,791

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(6,212)	(16,588)

Cash received from unconsolidated international affiliates	4,329	—

Proceeds from disposition of property, including sale-leaseback	6,893	157

Net cash provided by (used in) investing activities	5,010	(16,431)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings, including capital leases	(67,945)	(23,585)

Proceeds from issuance of long-term debt	55,500	25,297

Proceeds on government and third party grants	227	5,768

Proceeds from employee stock purchases	3,531	30

Dividend paid on Redeemable Convertible Peferred Stock	(444)	—

Net cash (used in) provided by financing activities	(9,131)	7,510

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	178	(454)

INCREASE IN CASH AND CASH EQUIVALENTS	7,574	1,416

CASH AND CASH EQUIVALENTS, beginning of period	3,373	7,791

CASH AND CASH EQUIVALENTS, end of period	$10,947	$9,207

CASH PAID DURING PERIOD FOR:

Interest	$4,662	$3,782

Income taxes	639	1,205

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

      The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2001 and 2000, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s 2000 Form 10-K.

      On May 22, 2001, the Company authorized a three-for-two common stock split in the form of a 50% stock dividend distributed on June 15, 2001 to shareholders of record as of May 31, 2001. As a result of the stock split, the accompanying financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

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

      To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s 2.6% interest in the Asia Pacific Transport Consortium (APTC) — a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from a new bank credit facility.

      To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the

      Company at a conversion price of $15.33 per share of Class A Common Stock (if converted, 1,304,348 shares of Common Stock). The Convertible Preferred is callable by the Company after four years from date of issuance, December 12, 2000, and is mandatorily redeemable in eight years from date of issuance. At June 30, 2001, no shares of Convertible Preferred have been converted into shares of Class A common Stock. Issuance costs are being amortized as additional dividends over the Convertible Preferred’s eight year life.

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

      On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded. In the second quarter of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s non-interest bearing note.

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

      Mexico

      On December 7, 2000, in conjunction with the refinancing of Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) (see Note 3.) and its parent company, GW Servicios, S.A. de C.V. (Servicios), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability.

3. VALUATION ADJUSTMENT OF U.S. DOLLAR DENOMINATED FOREIGN LOANS:

      Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying consolidated statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

4. EQUITY INVESTMENT IN ARG:

      ARG is a joint venture which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates in the accompanying consolidated statements of income. The following are unaudited U.S. GAAP balance sheets of ARG as of June 30, 2001 and December 31, 2000, and the related consolidated statements of income for the three month and six month periods and cash flows for the six month period ended June 30, 2001 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of December 31, 2000	$0.56

As of June 30, 2001	$0.51

Average for the three months ended June 30, 2001	$0.51

Average for the six months ended June 30, 2001	$0.52

The remainder of this page is intentionally left blank.

Australian Railroad Group Pty. Ltd.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,641	$9,071

Accounts receivable, net	20,044	33,401

Materials and supplies	9,402	11,306

Total current assets	33,087	53,778

PROPERTY AND EQUIPMENT, net	336,705	341,306

DEFERRED INCOME TAX ASSETS, net	6,229	11,827

OTHER ASSETS, net	6,876	8,424

Total assets	$382,897	$415,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Interest bearing liability	$2,628	—

Current debt	—	$16,342

Accounts payable	19,244	14,872

Accrued expenses	4,871	3,506

Total current liabilities	26,743	34,720

LONG-TERM BANK DEBT	242,421	265,408

OTHER LONG-TERM LIABILITIES	1,495	2,524

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	112,238	112,683

Total liabilities and stockholders’ equity	$382,897	$415,335

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income
(Unaudited)

	Three Months	Six Months
	Ended June 30, 2001	Ended June 30, 2001

Operating revenues	$45,164	$89,031

Operating expenses	32,445	64,022

Income from operations	12,719	25,009

Interest expense	(5,446)	(11,067)

Other income, net	136	265

Income before income taxes	7,409	14,207

Provision for income taxes	2,449	4,722

Net income	$4,960	$9,485

Australian Railroad Group Pty. Ltd.
Consolidated Statement of Cash Flows
(Unaudited)

Six Months
Ended June
30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,485

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	6,478

Other provisions	240

Deferred income taxes	4,722

Gain on disposition of property	(72)

Changes in assets and liabilities	20,512

Net cash provided by operating activities	41,365

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(30,558)

Proceeds from disposition of property and equipment	30

Net cash used in investing activities	(30,528)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on short-term borrowings	(15,269)

Proceeds from issuance of shares	7,622

Repayment of long-term debt due to shareholders	(7,622)

Net cash used in financing activities	(15,269)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(998)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,430)

CASH AND CASH EQUIVALENTS, beginning of period	9,071

CASH AND CASH EQUIVALENTS, end of period	$3,641

5. CONTINGENCIES:

      Legal claims and counterclaims between the Company and Commonwealth Edison Company (ComEd) regarding alleged overcharges by the Company for services rendered to ComEd and ComEd’s failure to assign the Company’s service assurance agreement to the purchaser of the Powerton plant remain unresolved. The Company is pursuing its rights vigorously. Revenue for haulage to the Powerton Plant accounted for 3.1% of the consolidated revenues of the Company and its subsidiaries in 2000. Failure to satisfactorily resolve this litigation could have a material adverse effect on the Company.

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

7. COMPREHENSIVE INCOME:

      Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and six month periods ended June 30, 2001 and 2000 (in thousands):

Statement of Comprehensive Income
(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000

Net income	$5,087	$2,278	$11,554	$6,690

Other comprehensive income (loss):

Foreign currency translation adjustments	4,928	(1,093)	552	(2,796)

Transition adjustment related to change in accounting for derivative instruments and hedging activities	—	—	(255)	—

Net change in unrealized losses on qualifying cash flow hedges	(15)	—	(265)	—

Comprehensive income	$10,000	$1,185	$11,586	$3,894

      The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of June 30, 2001, and December 31, 2000 (in thousands):

	June 30,	December 31,
	2001	2000

Net foreign currency translation adjustments	$(4,331)	$(4,883)

Net unrealized losses on qualifying cash flow hedges	(520)	—

Accumulated other comprehensive loss	$(4,851)	$(4,883)

8. BUSINESS SEGMENT INFORMATION:

      The Company historically operated in three business segments in two geographic areas: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Australian Railroad Operations, which included operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia; and Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States. On December 17, 2000, concurrent with the acquisition of Westrail Freight through ARG, the Company deconsolidated ASR (i.e. Australian Railroad Operations) from its consolidated financial statements and began reporting for its 50% ownership interest in ARG under the equity method of accounting.

      Corporate overhead expenses, including acquisition expense, and equity earnings of unconsolidated affiliates in Australia and South America are primarily reported in North American Railroad Operations.

      The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment as of and for the three-month and six-month periods ended June 30, 2001 and 2000 is shown in the following tables:

Business Segments
(amounts in thousands)
Three Months Ended June 30,

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2001	Operations	Operations	Operations	Total

Operating revenues	$41,320	—	$2,923	$44,243

Income from operations	5,787	—	173	5,960

Identifiable assets	339,175	—	8,106	347,281

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2000	Operations	Operations	Operations	Total

Operating revenues	$39,751	$10,055	$2,548	$52,354

Income from operations	6,245	1,382	180	7,807

Identifiable assets	257,127	39,456	8,158	304,741

Six Months Ended June 30,

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2001	Operations	Operations	Operations	Total

Operating revenues	$81,299	—	$5,815	$87,114

Income from operations	10,733	—	297	11,030

Identifiable assets	339,175	—	8,106	347,281

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2000	Operations	Operations	Operations	Total

Operating revenues	$81,991	$20,685	$5,089	$107,765

Income from operations	13,689	2,266	150	16,105

Identifiable assets	257,127	39,456	8,158	304,741

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

Foreign Currency Exchange Rate Risk

      During 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various times through March 15, 2002, and give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.61 Mexican Pesos to the U.S. Dollar to 11.85 Mexican Pesos to the U.S. Dollar. As part of one of these options, the Company gave to a third party the right to sell to the Company U.S. Dollars for Mexican Pesos at an exchange rate of 9.85 Mexican Pesos to the U.S. Dollar. The notional amount under these options is $2.8 million. At June 30, 2001, the fair value of these currency options is a liability of $86,790.

Interest Rate Risk

      During 2001, 2000 and 1999, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2006 and the fixed base rates range from 5.46% to 6.87%. At June 30, 2001, the notional amount under these agreements is $58.6 million. At June 30, 2001, the fair value of these interest rate swaps is a net liability of $702,664.

10. RECENTLY ISSUED ACCOUNTING STANDARDS:

      On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations"(Statement No. 141). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

      On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with this statement, the Company will adopt Statement 142 as of January 1, 2002 for existing goodwill and intangible assets and upon entering into any new business combinations subsequent to June 30, 2001. As of June 30, 2001, goodwill, net of accumulated amortization, is $8.1 million and amortization expense for the six months ended June 30, 2001 is $256,000. The Company has not yet determined the impact that Statement 142 will have on the Company’s financial condition or results of operations.

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

      To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s 2.6%

interest in the Asia Pacific Transport Consortium (APTC) — a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from a new bank credit facility.

      To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $15.33 per share of Class A Common Stock (if converted, 1,304,348 shares of Common Stock). The Convertible Preferred is callable by the Company after four years from date of issuance, December 12, 2000, and is mandatorily redeemable in eight years from date of issuance.

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

      On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded during the quarter ended March 31, 2001. In the second quarter of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s non-interest bearing note.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Consolidated Operating Revenues

      Operating revenues were $44.2 million in the quarter ended June 30, 2001 compared to $52.4 million in the quarter ended June 30, 2000, a net decrease of $8.1 million or 15.5%. The net decrease was attributable to a $10.1 million decrease due to the deconsolidation of Australian railroad operations; offset by a $1.6 million increase in North American railroad revenues and a $375,000 increase in industrial switching revenues.

      The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

      North American Railroad Operating Revenues

      North American railroad operating revenues were $41.3 million in the quarter ended June 30, 2001 compared to $39.8 million in the quarter ended June 30, 2000, an increase of $1.6 million or 3.9%. The increase was attributable to a $1.8 million increase in freight revenues; offset by a $277,000 decrease in non-freight revenues.

      The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2001 and 2000:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended June 30, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload

		% of		% of		% of		% of
Commodity Group	2001	Total	2000	Total	2001	Total	2000	Total	2001	2000

Coal, Coke &

Ores	$7,783	23.1%	$6,144	19.3%	33,265	34.4%	26,512	29.1%	$234	$232

Minerals & Stone	5,294	15.7%	4,954	15.6%	11,318	11.7%	10,955	12.0%	468	452

Pulp & Paper	4,843	14.4%	4,999	15.7%	12,603	13.0%	12,939	14.2%	384	386

Petroleum Products	4,799	14.3%	4,708	14.8%	7,615	7.9%	7,983	8.8%	630	590

Metals	2,547	7.6%	2,749	8.6%	9,281	9.6%	10,041	11.0%	274	274

Lumber & Forest Products	2,294	6.8%	2,194	6.9%	6,634	6.9%	7,208	7.9%	346	304

Chemicals &

Plastics	2,187	6.5%	2,373	7.5%	4,262	4.4%	4,545	5.0%	513	522

Farm & Food Products	2,146	6.4%	1,641	5.2%	5,477	5.7%	4,491	4.9%	392	365

Autos & Auto Parts	322	1.0%	852	2.7%	508	0.5%	1,554	1.8%	634	548

Other	1,447	4.2%	1,201	3.7%	5,822	5.9%	4,776	5.3%	249	251

Total	$33,662	100.0%	$31,815	100.0%	96,785	100.0%	91,004	100.0%	348	350

      Total North American carloads were 96,785 in the quarter ended June 30, 2001 compared to 91,004 in the quarter ended June 30, 2000, an increase of 5,781 or 6.4%. The average revenue per carload decreased to $348 in the quarter ended June 30, 2001, compared to $350 per carload in the quarter ended June 30, 2000, a decrease of 0.6%.

      North American non-freight railroad revenues were $7.7 million in the quarter ended June 30, 2001 compared to $7.9 million in the quarter ended June 30, 2000, a decrease of $277,000 or 3.5%. The following table compares North America non-freight revenues for the quarters ended June 30, 2001 and 2000:

North American Railroad
Non-Freight Operating Revenue Comparison
Quarters Ended June 30, 2001 and 2000
(dollars in thousands)

	2001		2000

	$	% of	$	% of
		Non-Freight		Non-Freight
		Revenue		Revenue

Railroad switching	$2,027	26.5%	$2,733	34.5%

Car hire and rental income	1,418	18.5%	2,087	26.3%

Car repair services	821	10.7%	810	10.2%

Other operating income	3,392	44.3%	2,305	29.0%

Total non-freight revenues	$7,658	100.0%	$7,935	100.0%

      Industrial Switching Revenues

      Revenues from U.S. industrial switching activities were $2.9 million in the quarter ended June 30, 2001 compared to $2.5 million in the quarter ended June 30, 2000, an increase of $375,000 or 14.7% due primarily to new switching contracts.

      Consolidated Operating Expenses

      Operating expenses for all operations combined were $38.3 million in the quarter ended June 30, 2001, compared to $44.5 million in the quarter ended June 30, 2000, a decrease of $6.2 million or 14.1%. The net decrease was attributable to a $8.7 million decrease due to the deconsolidation of Australian railroad operations; offset by a $2.0 million increase in North American railroad operating expenses and a $382,000 increase in industrial switching operating expenses.

      The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

      North American Railroad Operating Expenses

      The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended June 30, 2001 and 2000:

The remainder of this page is intentionally left blank.

North American Railroad
Operating Expense Comparison
Quarters Ended June 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$14,524	35.2%	$13,970	35.1%

Equipment rents	5,162	12.5%	4,726	11.9%

Purchased services	2,829	6.8%	2,924	7.4%

Depreciation and amortization	2,967	7.2%	2,711	6.8%

Diesel fuel	2,906	7.0%	2,839	7.1%

Casualties and insurance	1,889	4.6%	1,370	3.4%

Materials	2,901	7.0%	2,590	6.5%

Other expenses	2,355	5.7%	2,375	6.1%

Total operating expenses	$35,533	86.0%	$33,505	84.3%

      U.S. Industrial Switching Operating Expenses

      The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the quarters ended June 30, 2001 and 2000:

U.S. Industrial Switching
Operating Expense Comparison
Quarters Ended June 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$1,847	63.2%	$1,511	59.3%

Equipment rents	75	2.6%	45	1.8%

Purchased services	88	3.0%	53	2.1%

Depreciation and amortization	156	5.3%	160	6.3%

Diesel fuel	112	3.8%	122	4.8%

Casualties and insurance	95	3.3%	128	5.0%

Materials	194	6.6%	147	5.8%

Other expenses	183	6.3%	202	7.8%

Total operating expenses	$2,750	94.1%	$2,368	92.9%

      Labor and benefits expense was $1.8 million in the quarter ended June 30, 2001 compared to $1.5 million in the quarter ended June 30, 2000, an increase of $336,000 or 22.2%, due primarily to costs associated with new switching contracts.

      Operating Ratios

      The Company’s combined operating ratio increased to 86.5% in the quarter ended June 30, 2001 from 85.1% in the quarter ended June 30, 2000. The operating ratio for North American railroad operations increased to 86.0% in the quarter ended June 30, 2001 from 84.3% in the quarter ended June 30, 2000. The operating ratio for U.S. industrial switching operations increased to 94.1% in the quarter ended June 30, 2001 from 92.9% in the quarter ended June 30, 2000. The operating ratio for Australian railroad operations was 86.3% in the quarter ended June 30, 2000.

      Interest Expense

      Interest expense was $2.3 million in the quarter ended June 30, 2001 compared to $2.5 million in the quarter ended June 30, 2000, a decrease of $206,000 or 8.2% due primarily to a decrease in outstanding debt.

      Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

      Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the quarters ended June 30, 2001 and 2000, the Company recorded approximately $26,000 and $2.4 million of non-cash expense, respectively, related to valuation adjustments on these loans.

      Other Income, Net

      Other income, net in the quarter ended June 30, 2001, was $223,000 compared to $691,000 in the quarter ended June 30, 2000, a decrease of $468,000. Other income, net consists primarily of interest income and the decrease was primarily related to the decrease of an interest bearing special deposit in Mexico.

      Income Taxes

      The Company’s effective income tax rate in the quarter ended June 30, 2001 was 35.8% which compared to 37.1% in the quarter ended June 30, 2000 due primarily to a lower effective income tax rate for the Company’s operations in Mexico in the 2001 period.

      Equity in Net Income of Unconsolidated International Affiliates

      Equity earnings of unconsolidated international affiliates in the quarter ended June 30, 2001, were $2.6 million while there were no equity earnings of unconsolidated international affiliates in the quarter ended June 30, 2000. The equity earnings in the quarter ended June 30, 2001, consist of $2.5 million from Australian Railroad Group and $140,000 from South American affiliates.

      Net Income and Earnings Per Share

      The Company’s net income in the quarter ended June 30, 2001 was $5.1 million compared to net income in the quarter ended June 30, 2000 of $2.3 million, an increase of $2.8 million. The increase in net income is the net result of an increase in equity in net income of unconsolidated international affiliates of $2.6 million and an increase in net income from North American railroad operations of $929,000; offset by a decrease in net income from operations in Australia of

$716,000 due to the deconsolidation of ASR, and a decrease in the net income of industrial switching operations of $24,000.

      Basic and Diluted Earnings Per Share in the quarter ended June 30, 2001 were $0.70 and $0.60 respectively, on weighted average shares of 6.9 million and 8.4 million respectively, compared to $0.35 and $0.34 respectively, on weighted average shares of 6.5 million and 6.7 million respectively, in the quarter ended June 30, 2000. The weighted average shares outstanding for quarters ended June 30, 2001 and 2000 are adjusted for the impact of the June 15, 2001 stock split (see Note 1. to consolidated financial statements). The increase in weighted average shares outstanding for Diluted Earnings Per Share of 1.7 million is primarily attributable to the dilutive impact of the common stock equivalents (1,304,348 shares) associated with the issuance of the Redeemable Convertible Preferred Stock in December 2000.

Supplemental Information — Australian Railroad Group

      ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. In the quarter ended June 30, 2001, the Company recorded $2.5 million of equity earnings in the Equity in Net Income of International Affiliates — Australian Railroad Group caption in the accompanying consolidated statements of income. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarter ended June 30, 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarter Ended June 30, 2001
(U.S. dollars in thousands, except average per carload)

			Average
			Freight
			Revenues
	Freight		Per
	Revenues	Carloads	Carload

Grain	$12,445	41,827	$298

Other Ores and Minerals	10,219	25,612	399

Iron Ore	4,822	39,857	121

Alumina	4,392	37,035	119

Hook and Pull (Haulage)	2,367	10,370	228

Bauxite	2,131	30,515	70

Gypsum	445	8,494	52

Other	3,802	15,459	246

Total	$40,623	209,169	194

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Consolidated Operating Revenues

      Operating revenues were $87.1 million in the six months ended June 30, 2001 compared to $107.8 million in the six months ended June 30, 2000, a net decrease of $20.7 million or 19.2%. The net decrease was attributable to a $20.7 million decrease due to the deconsolidation of Australian railroad operations and a $691,000 decrease in North American railroad revenues; offset by a $726,000 increase in industrial switching revenues.

      The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

      North American Railroad Operating Revenues

      North American railroad operating revenues were $81.3 million in the six months ended June 30, 2001 compared to $82.0 million in the six months ended June 30, 2000, a net decrease of $692,000 or 0.8%. The net decrease was attributable to a $568,000 increase in freight revenues and a $1.3 million decrease in non-freight revenues.

      The following table compares North American freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2001 and 2000:

North American Freight Revenues and Carloads Comparison by Commodity Group
Six Months Ended June 30, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload

		% of		% of		% of		% of
Commodity Group	2001	Total	2000	Total	2001	Total	2000	Total	2001	2000

Coal, Coke &

Ores	$14,752	22.4%	$13,383	20.5%	64,575	33.7%	59,102	30.9%	$228	$226

Pulp & Paper	9,733	14.8%	9,864	15.1%	25,635	13.4%	25,704	13.4%	380	384

Minerals & Stone	9,635	14.6%	8,802	13.5%	20,920	10.9%	19,916	10.4%	461	442

Petroleum Products	9,522	14.5%	9,726	14.9%	15,276	8.0%	16,338	8.5%	623	595

Farm & Food Products	5,328	8.1%	5,108	7.8%	15,169	7.9%	14,419	7.5%	351	354

Metals	5,218	7.9%	5,273	8.1%	18,694	9.8%	19,081	10.0%	279	276

Chemicals &

Plastics	4,442	6.7%	4,634	7.1%	8,621	4.5%	8,957	4.7%	515	517

Lumber & Forest Products	4,176	6.3%	4,398	6.7%	12,166	6.4%	14,324	7.5%	343	307

Autos & Auto Parts	667	1.0%	1,609	2.5%	1,104	0.6%	2,934	1.5%	604	548

Other	2,417	3.7%	2,525	3.8%	9,371	4.8%	10,462	5.6%	258	241

Total	$65,890	100.0%	$65,322	100.0%	191,531	100%	191,237	100%	344	342

      Total North American carloads were 191,531 in the six months ended June 30, 2001 compared to 191,237 in the six months ended June 30, 2000, an increase of 294 carloads. The average revenue per carload increased to $344 in the six months ended June 30, 2001, compared to $342 per carload in the six months ended June 30, 2000, an increase of 0.6%.

      North American non-freight railroad revenues were $15.4 million in the six months ended June 30, 2001 compared to $16.7 million in the six months June 30, 2000, a decrease of $1.3 million or 7.6%. The following table compares North America non-freight revenues for the six months ended June 30, 2001 and 2000:

North American Railroad
Non-Freight Operating Revenue Comparison
Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	2001		2000

	$	% of	$	% of
		Non-Freight		Non-Freight
		Revenue		Revenue

Railroad switching	$4,282	27.8%	$5,550	33.3%

Car hire and rental income	3,035	19.7%	4,040	24.2%

Car repair services	1,654	10.7%	1,672	10.0%

Other operating income	6,438	41.8%	5,406	32.5%

Total non-freight revenues	$15,409	100.0%	$16,668	100.0%

      Industrial Switching Revenues

      Revenues from U.S. industrial switching activities were $5.8 million in the six months ended June 30, 2001 compared to $5.1 million in the six months ended June 30, 2000, an increase of $726,000 or 14.3% due primarily to new switching contracts.

      Consolidated Operating Expenses

      Operating expenses for all operations combined were $76.1 million in the six months ended June 30, 2001, compared to $91.7 million in the six months ended June 30, 2000, a decrease of $15.6 million or 17.0%. The net decrease was attributable to a $18.3 million decrease due to the deconsolidation of Australian railroad operations; offset by a $2.3 million increase in North American railroad operating expenses and a $578,000 increase in industrial switching operating expenses.

      The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

      North America Railroad Operating Expenses

      The following table sets forth a comparison of the Company’s North American railroad operating expenses in the six months ended June 30, 2001 and 2000:

The remainder of this page is intentionally left blank.

North American Railroad
Operating Expense Comparison
Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$28,416	35.0%	$27,923	34.1%

Equipment rents	10,189	12.5%	9,874	12.0%

Purchased services	5,429	6.7%	5,667	6.9%

Depreciation and amortization	6,037	7.4%	5,133	6.3%

Diesel fuel	6,438	7.9%	6,226	7.6%

Casualties and insurance	3,294	4.1%	3,158	3.9%

Materials	5,649	6.9%	5,496	6.7%

Other expenses	5,115	6.3%	4,825	5.8%

Total operating expenses	$70,567	86.8%	$68,302	83.3%

      U. S. Industrial Switching Operating Expenses

      The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the six months ended June 30, 2001 and 2000:

U.S. Industrial Switching
Operating Expense Comparison
Six Months Ended June 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$3,654	62.8%	$3,053	60.0%

Equipment rents	143	2.5%	91	1.8%

Purchased services	180	3.1%	148	2.9%

Depreciation and amortization	311	5.3%	320	6.3%

Diesel fuel	256	4.4%	282	5.5%

Casualties and insurance	171	2.9%	253	5.0%

Materials	377	6.5%	325	6.4%

Other expenses	425	7.4%	467	9.2%

Total operating expenses	$5,517	94.9%	$4,939	97.1%

      Operating Ratios

      The Company’s combined operating ratio increased to 87.3% in the six months ended June 30, 2001 from 85.1% in the six months ended June 30, 2000. The operating ratio for North American railroad operations increased to 86.8% in the six months ended June 30, 2001 from 83.3% in the six months ended June 30, 2000. The operating ratio for U.S. industrial switching operations decreased to 94.9% in the six months ended

June 30, 2001 from 97.1% in the six months ended June 30, 2000. The operating ratio for Australian railroad operations was 89.0% in the six months ended June 30, 2000.

      Interest Expense

      Interest expense in the six months ended June 30, 2001 was $5.1 compared to $5.3 million in the six months ended June 30, 2000, a decrease of $139,000 or 2.6% due primarily to a decrease in outstanding debt.

      Gain on 50% Sale of APTC to Australian Railroad Group

      On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded. In the second quarter of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s non-interest bearing note.

      Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

      Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the six months ended June 30, 2001 and 2000, the Company recorded approximately $69,000 and $1.5 million of non-cash expense, respectively, related to valuation adjustments on these loans.

      Other Income, Net

      Other income, net in the six months ended June 30, 2001, was $604,000 compared to $1.2 million in the six months ended June 30, 2000, a decrease of $644,000. Other income, net consists primarily of interest income and the decrease was primarily related to the decrease of an interest bearing special deposit in Mexico.

      Income Taxes

      The Company’s effective income tax rate in the six months ended June 30, 2001 was 34.9% which compared to 36.9% in the six months ended June 30, 2000. The decrease is partially attributable to a lower Australian income tax rate (30%) recorded on the $3.7 million one-time gain on the sale of 50% of its interest in APTC, and partially attributable to a lower income tax rate recorded on the Company’s operations in Mexico.

      Equity in Net Income of Unconsolidated International Affiliates

      Equity earnings of unconsolidated international affiliates in the six months ended June 30, 2001, were $4.9 million while there were no equity earnings of unconsolidated international affiliates in the six months ended June 30, 2000. The equity earnings in the six months ended June 30, 2001, consist of $4.7 million from Australian Railroad Group and $206,000 from South America affiliates.

      Net Income and Earnings Per Share

      The Company’s net income in the six months ended June 30, 2001 was $11.6 million compared to net income in the six months ended June 30, 2000 of $6.7 million, an increase of $4.9 million. The increase in net income is the net result of an increase in equity in net income of unconsolidated international affiliates of $4.9 million, an increase in net income from North American railroad operations of $910,000 (including a $2.6 million after-tax gain on the APTC sale), and an increase in net income of industrial switching operations of $66,000; offset by a decrease in net income from operations in Australia of $1.1 million due to the deconsolidation of ASR.

      Basic and Diluted Earnings Per Share in the six months ended June 30, 2001 were $1.62 and $1.38 respectively, on weighted average shares of 6.8 million and 8.4 million respectively, compared to $1.03 and $1.00 respectively, on weighted average shares of 6.5 million and 6.7 million respectively, in the six months ended June 30, 2000. The weighted average shares outstanding for six months ended June 30, 2001 and 2000 are adjusted for the impact of the June 15, 2001 stock split (see Note 7. to consolidated financial statements). The increase in weighted average shares outstanding for Diluted Earnings Per Share of 1.7 million is primarily attributable to the dilutive impact of the common stock equivalents (1,304,348 shares) associated with the issuance of the Redeemable Convertible Preferred Stock in December 2000.

Supplemental Information — Australian Railroad Group

      ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. In the six months ended June 30, 2001, the Company recorded $4.7 million of equity earnings in the Equity in Net Income of International Affiliates — Australian Railroad Group caption in the accompanying consolidated statements of income. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Six Months Ended June 30, 2001
(U.S. dollars in thousands, except average per carload)

			Average
			Freight
			Revenues
	Freight		Per
	Revenues	Carloads	Carload

Grain	$24,820	82,498	$301

Other Ores and Minerals	16,894	49,424	342

Iron Ore	8,969	75,728	118

Alumina	8,816	72,342	122

Hook and Pull (Haulage)	4,448	19,325	230

Bauxite	4,328	61,488	70

Gypsum	983	18,322	54

Other	11,144	31,130	358

Total	$80,402	410,257	196

Liquidity and Capital Resources

      During the six months ended June 30, 2001 the Company generated cash from operations of $11.5 million, invested $6.2 million in capital assets (including $227,000 in state grant funds received for track rehabilitation and construction), received $6.9 million in proceeds from the disposition of property including $6.5 million from a sale-leaseback of locomotives, received $617,000 in dividends from an unconsolidated South American affiliate, received a $3.7 million purchase price adjustment from an unconsolidated Australian affiliate, and received $3.5 million in proceeds from employee stock purchases. The proceeds from employee stock purchases relate primarily to the exercise of employee stock options that carried an expiration date of June 15, 2001. The Company also paid $444,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, and had a net decrease in debt of $12.4 million during this same period.

      During the six months ended June 30, 2000 the Company generated cash from operations of $10.8 million, invested $16.6 million in capital assets (including $5.8 million in state grant funds received for track rehabilitation and construction), had a net increase in debt of $1.7 million, and received $157,000 in proceeds from the disposition of property.

      The Company has budgeted approximately $18.0 million in capital expenditures in 2001, of which $15.0 million is for track rehabilitation. Of the $18.0 million in capital expenditures, $1.7 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company’s railroads, and $1.6 million will be funded by the remaining Special Track Project deposit which was part of the purchase allocation of the Company’s subsidiary in Mexico. Approximately $7.8 million of the budgeted capital expenditures of $18.0 million were completed as of June 30, 2001. Of this $7.8 million in capital expenditures, $6.0 million was funded by cash from operations, $227,000 was funded by governmental grants, and $1.6 million was funded by the Special Track Project deposit in Mexico.

      At June 30, 2001 the Company had long-term debt, including current portion, totaling $92.2 million, which comprised 41.7% of its total capitalization including the Convertible Preferred. At December 31, 2000 the Company had long-term debt, including current portion, totaling $104.8 million, which comprised 48.0% of its total capitalization including the Convertible Preferred.

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

      The Company has estimated its market risk exposures using sensitivity analyses. Market risk exposure has been defined as the change in the Company’s cash flow for individual derivative instruments assuming hypothetical adverse changes in market rates or exchange rates. The results of the sensitivity analyses as of June 30, 2001, did not differ materially from the amounts determined as of December 31, 2000. Actual changes in market prices or rates may differ from hypothetical changes presented in sensitivity analyses.

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

On May 22, 2001, the Stockholders of the Company voted on the following proposals at the Annual Meeting (numbers of shares do not reflect the effect of a subsequent stock dividend):

Proposal 1: To elect three directors to serve for a three-year term expiring in 2004:

	For	Authority Withheld

C. Sean Day	12,873,242	16,354

Louis S. Fuller	12,871,284	18,312

Philip J. Ringo	12,873,878	15,718

The other directors, whose terms of office continued after the meeting, are Mortimer B. Fuller, III, James M. Fuller, T. Michael Long, Robert M. Melzer, John M. Randolph and Hon. M. Douglas Young, P.C.

Proposal 2: To approve and ratify an amendment to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors which increases the total number of shares available for option grants thereunder from 50,000 to 90,000:

For	12,626,951

Against	259,897

Abstain	2,748

Proposal 3: To approve and ratify the selection of Arthur Andersen LLP as the Company’s independent auditors for the year ending December 31, 2001:

For	11,927,935

Against	959,692

Abstain	1,969

ITEM 5. OTHER INFORMATION — NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS — SEE INDEX TO EXHIBITS

(B) REPORTS ON FORM 8-K:

Report on Form 8-K dated May 1, 2001 reporting on Item 5. Other Events was filed during the period covered by this report.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

The Form of Restated Certificate of Incorporation referenced under (4)(a) hereof is incorporated herein by reference.

(ii) By-laws

The By-laws referenced under (4)(b) hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

(a)	Restated Certificate of Incorporation (Exhibit 3.1)6

(b)	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)6

(c)	By-laws (Exhibit 3.3)1

(d)	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

(e)	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

(f)	Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)1

(g)	First Amendment to Promissory Note dated as of June 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)4

(h)	Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the banks named therein (Exhibit 4.1)5

(i)	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)6

(j)	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)6

(k)	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)6

(10)	Material Contracts

*(10.1)	Amendment No. 3 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors

*(10.2)	Amendment No. 4 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors

*(11.1)	Statement re computation of per share earnings

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

_____________________

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

      6  Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 7, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

The remainder of this page is intentionally left blank.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: August 13, 2001	By: /s/John C. Hellmann _____________________________ Name: John C. Hellmann Title: Chief Financial Officer

Date: August 13, 2001	By: /s/Alan R. Harris _____________________________ Name: Alan R. Harris Title: Senior Vice President and Chief Accounting Officer

The remainder of this page is intentionally left blank.