Form 10-Q
period 2001-09-30
GENESEE & WYOMING INC
filed 2001-11-07
CIK 1012620

INDEX
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
GENESEE & WYOMING INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
INDEX TO EXHIBITS
SIGNATURES
EXHIBIT 11.1--COMPUTATION OF EARN PER DILUTED SHR

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended September 30, 2001 Commission File No. 0-20847

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722 (Telephone No.)

Shares of common stock outstanding as of the close of business on October 31, 2001:

Class	Number of Shares Outstanding

Class A Common Stock	5,746,786

Class B Common Stock	1,268,169

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES     [   ]   NO

INDEX

                                                                                                                                                       Page

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Statements of Income — For the Three Month and Nine Month Periods Ended September 30, 2001 and 2000	3

Consolidated Balance Sheets — As of September 30, 2001 and December 31, 2000	4

Consolidated Statements of Cash Flows — For the Nine Month Periods Ended September 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6 - 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Part II — Other Information	30

Index to Exhibits	31 - 33

Signatures	34

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000

OPERATING REVENUES	$42,050	$50,095	$129,164	$157,860

OPERATING EXPENSES:

Transportation	14,582	16,277	42,649	52,146

Maintenance of ways and structures	4,798	5,293	14,936	16,912

Maintenance of equipment	7,365	9,627	23,466	30,897

General and administrative	6,987	8,374	22,418	24,635

Depreciation and amortization	3,210	3,843	9,446	10,485

Total operating expenses	36,942	43,414	112,915	135,075

INCOME FROM OPERATIONS	5,108	6,681	16,249	22,785

Interest expense	(2,404)	(2,712)	(7,537)	(7,985)

Gain on sale of 50% equity in Australian operations	—	—	3,713	—

Valuation adjustment of U.S. dollar denominated foreign loans	(39)	27	(108)	(1,459)

Other income, net	175	1,322	779	2,572

Income before income taxes and equity earnings	2,840	5,318	13,096	15,913

Provision for income taxes	1,198	2,126	4,738	6,031

Income before equity earnings	1,642	3,192	8,358	9,882

Equity in net income of international affiliates:

Australian Railroad Group	2,675	—	7,418	—

South America	214	—	420	—

Net income	4,531	3,192	16,196	9,882

Impact of preferred stock outstanding	236	—	708	—

Net income available to common shareholders	$4,295	$3,192	$15,488	$9,882

Basic earnings per common share	$0.61	$0.49	$2.25	$1.52

Weighted average shares	7,021	6,504	6,897	6,497

Diluted earnings per common share	$0.53	$0.48	$1.92	$1.50

Weighted average shares and equivalents	8,603	6,668	8,457	6,606

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	Sept. 30,	Dec. 31,
	2001	2000

ASSETS

CURRENTS ASSETS:

Cash and cash equivalents	$11,387	$3,373

Accounts receivable, net	41,405	45,209

Materials and supplies	5,120	5,023

Prepaid expenses and other	6,800	7,249

Deferred income tax assets, net	2,062	2,202

Total current assets	66,774	63,056

PROPERTY AND EQUIPMENT, net	178,145	177,317

INVESTMENT IN UNCONSOLIDATED AFFILIATES	65,849	64,091

SERVICE ASSURANCE AGREEMENT, net	10,753	11,315

OTHER ASSETS, net	21,440	22,604

Total assets	$342,961	$338,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$4,319	$3,996

Accounts payable	41,965	43,045

Accrued expenses	12,416	10,860

Total current liabilities	58,700	57,901

LONG-TERM DEBT, less current portion	85,882	100,805

DEFERRED INCOME TAX LIABILITIES, net	23,192	22,179

DEFERRED ITEMS—grants from government agencies	34,623	32,897

DEFERRED GAIN—sale-leaseback	4,797	3,558

OTHER LONG-TERM LIABILITIES	5,282	4,737

MINORITY INTEREST	2,923	2,725

REDEEMABLE CONVERTIBLE PREFERRED STOCK	18,957	18,849

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 12,000,000 shares authorized; 7,262,045 and 6,913,751 issued (5,738,638 and 5,411,222 outstanding net of 1,523,407 and 1,502,529 in treasury) on September 30, 2001 and December 31, 2000, respectively	73	46

Class B common stock, $0.01 par value, 10 votes per share; 1,500,000 shares authorized; 1,268,169 and 1,268,171 issued and outstanding on September 30, 2001 and December 31, 2000, respectively	13	8

Additional paid-in capital	54,181	49,711

Retained earnings	76,392	60,903

Accumulated other comprehensive loss	(10,591)	(4,883)

Less treasury stock, at cost	(11,463)	(11,053)

Total stockholders’ equity	108,605	94,732

Total liabilities and stockholders’ equity	$342,961	$338,383

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,196	$9,882

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	9,446	10,485

Deferred income taxes	1,147	4,263

(Gain) loss on disposition of property and equipment	16	(39)

Gain on sale of 50% equity in Australian operations	(3,713)	—

Equity earnings of unconsolidated international affiliates	(7,838)	—

Minority interest expense	198	38

Valuation adjustment of U.S. dollar denominated foreign loans	108	1,459

Changes in assets and liabilities—

Accounts receivable	2,903	(1,764)

Materials and supplies	(145)	(687)

Prepaid expenses and other	1,847	1,277

Accounts payable and accrued expenses	603	(6,219)

Other assets and liabilities, net	(1,354)	(1,035)

Net cash provided by operating activities	19,414	17,660

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(14,859)	(26,267)

Cash investment in unconsolidated international affiliates — South America	246	—

Cash received from unconsolidated international affiliates	4,329	—

Proceeds from disposition of property, including sale-leaseback	6,989	275

Net cash used in investing activities	(3,295)	(25,992)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings, including capital leases	(99,574)	(41,692)

Proceeds from issuance of long-term debt	86,000	43,292

Debt issuance costs paid	—	(10)

Proceeds from government grants	2,765	8,260

Proceeds from employee stock purchases	3,619	149

Dividend paid on Redeemable Convertible Preferred Stock	(644)	—

Net cash (used in) provided by financing activities	(7,834)	9,999

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(271)	(456)

INCREASE IN CASH AND CASH EQUIVALENTS	8,014	1,211

CASH AND CASH EQUIVALENTS, beginning of period	3,373	7,791

CASH AND CASH EQUIVALENTS, end of period	$11,387	$9,002

CASH PAID DURING PERIOD FOR:

Interest	$7,687	$7,255

Income taxes	571	1,757

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Certain prior year balances have been reclassified to conform with 2001 presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s 2000 Form 10-K.

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

     To fund its cash investment in ARG, the Company also completed a private placement of Redeemable Convertible Preferred Stock (the Convertible Preferred) with the 1818 Fund III, L.P. (the Fund) managed by Brown Brothers Harriman & Co. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $15.33 per share of Class A Common Stock (if converted, 1,304,348 shares of Common Stock). The Convertible Preferred is callable by the Company after four years from date of issuance, December 12, 2000, and is mandatorily redeemable in eight years from date of issuance. At September 30, 2001, no shares of Convertible Preferred have been converted into shares of Class A common Stock. Issuance costs are being amortized as additional dividends over the Convertible Preferred’s eight year life.

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

     South America

     On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s new ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.7 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million at an adjustable interest rate dependent on operating results of Oriental, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from the Oriental related to its full year 2000 earnings. Such dividends of $617,000 were received in March 2001. On July 24, 2001, the Company increased its indirect equity interest in Oriental to 22.89% with an additional investment of $246,000. The Company accounts for its indirect interest in the Oriental under the equity method of accounting.

     Mexico

     On December 7, 2000, in conjunction with the refinancing of Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) and its parent company, GW Servicios, S.A. de C.V. (Servicios) (see Note 3.), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability.

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

4.     EQUITY INVESTMENT IN ARG:

     ARG is a joint venture which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates in the accompanying consolidated statements of income. The following are unaudited U.S. GAAP balance sheets of ARG as of September 30, 2001 and December 31, 2000, and the related consolidated statements of income for the three month and nine month periods and cash flows for the nine month period ended September 30, 2001 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of December 31, 2000	$0.56

As of September 30, 2001	$0.49

Average for the three months ended September 30, 2001	$0.52

Average for the nine months ended September 30, 2001	$0.52

The remainder of this page is intentionally left blank.

Australian Railroad Group Pty. Ltd.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$7,265	$9,071

Accounts receivable, net	23,981	33,401

Materials and supplies	8,792	11,306

Total current assets	40,038	53,778

PROPERTY AND EQUIPMENT, net	338,705	341,306
DEFERRED INCOME TAX ASSETS, net	5,860	11,827

OTHER ASSETS, net	11,019	8,424

Total assets	$395,622	$415,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current debt	$—	$16,342

Accounts payable	21,955	14,872

Accrued expenses	8,971	3,506

Income taxes payable	817	—

Total current liabilities	31,743	34,720

LONG-TERM BANK DEBT	248,182	265,408

OTHER LONG-TERM LIABILITIES	1,450	2,524

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	114,247	112,683

Total liabilities and stockholders’ equity	$395,622	$415,335

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Operating revenues	$46,748	$135,779

Operating expenses	33,631	97,653

Income from operations	13,117	38,126

Interest expense	(5,746)	(16,813)

Other income, net	118	383

Income before income taxes	7,489	21,696

Provision for income taxes	2,139	6,862

Net income	$5,350	$14,834

Australian Railroad Group Pty. Ltd.
Consolidated Statement of Cash Flows
(Unaudited)

Nine Months
Ended
September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,834

Adjustments to reconcile net income to net cash provided by operating activities—

Depreciation and amortization	10,167

Deferred income taxes	6,480

Gain on disposition of property	(74)

Changes in assets and liabilities	11,399

Net cash provided by operating activities	42,806

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(43,143)

Proceeds from disposition of property and equipment	70

Net cash used in investing activities	(43,073)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on short-term borrowings	(14,373)

Borrowings on debt	14,743

Proceeds from issuance of shares	7,424

Distribution to shareholders	(7,424)

Net cash provided by financing activities	370

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(1,909)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,806)

CASH AND CASH EQUIVALENTS, beginning of period	9,071

CASH AND CASH EQUIVALENTS, end of period	$7,265

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

7.     COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 (in thousands):

Statement of Comprehensive Income
(in thousands)

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2001	2000	2001	2000

Net income	$4,531	$3,192	$16,196	$9,882

Other comprehensive income (loss):

Foreign currency translation adjustments	(5,187)	(1,197)	(4,635)	(3,993)

Transition adjustment related to change in

accounting for derivative instruments and hedging activities	—	—	(255)	—

Net change in unrealized losses on qualifying cash flow hedges	(553)	—	(818)	—

Comprehensive income (loss)	$(1,209)	$1,995	$10,488	$5,889

     The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of September 30, 2001, and December 31, 2000 (in thousands):

	Sept. 30,	Dec. 31,
	2001	2000

Net foreign currency translation adjustments	$(9,518)	$(4,883)

Net unrealized losses on qualifying cash flow hedges	(1,073)	—

Accumulated other comprehensive loss	$(10,591)	$(4,883)

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

     The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 is shown in the following tables:

Business Segments
(amounts in thousands)
Three Months Ended September 30,
	North American	Australian	Industrial
	Railroad	Railroad	Switching
2001	Operations	Operations	Operations	Total

Operating revenues	$38,931	—	$3,119	$42,050

Income from operations	4,715	—	393	5,108

Identifiable assets	335,054	—	7,907	342,961

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2000	Operations	Operations	Operations	Total

Operating revenues	$37,918	$9,490	$2,687	$50,095

Income from operations	5,473	1,110	98	6,681

Identifiable assets	263,934	38,947	8,368	311,249

Nine Months Ended September 30,
	North American	Australian	Industrial
	Railroad	Railroad	Switching
2001	Operations	Operations	Operations	Total

Operating revenues	$120,230	—	$8,934	$129,164

Income from operations	15,558	—	690	16,249

Identifiable assets	335,054	—	7,907	342,961

	North American	Australian	Industrial
	Railroad	Railroad	Switching
2000	Operations	Operations	Operations	Total

Operating revenues	$119,909	$30,175	$7,776	$157,860

Income from operations	19,160	3,377	248	22,785

Identifiable assets	263,934	38,947	8,368	311,249

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

Foreign Currency Exchange Rate Risk

     During 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various times through March 15, 2002, and give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.61 Mexican Pesos to the U.S. Dollar to 11.85 Mexican Pesos to the U.S. Dollar. As part of one of these options, the Company gave to a third party the right to sell to the Company U.S. Dollars for Mexican Pesos at an exchange rate of 9.85 Mexican Pesos to the U.S. Dollar. At September 30, 2001, the notional amount under these options is $1.4 million. At September 30, 2001, the fair value of these currency options is an asset of $6,788.

Interest Rate Risk

     During 2001, 2000 and 1999, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2006 and the fixed base rates range from 5.46% to 6.87%. At September 30, 2001, the notional amount under these agreements is $58.6 million. At September 30, 2001, the fair value of these interest rate swaps is a liability of $1.6 million. Two swaps, with a September 30, 2001 fair value liability of $305,561, expire on December 31, 2001.

10.     RECENTLY ISSUED ACCOUNTING STANDARDS:

     On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 144 and at present is unable to determine the impact of adopting SFAS No. 144.

     On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (Statement No. 141). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

     On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (Statement No. 142). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with this statement, the Company will adopt Statement 142 as of January 1, 2002 for existing goodwill and intangible assets and immediately for any new business combinations subsequent to June 30, 2001. As of September 30, 2001, goodwill, net of accumulated amortization, is $7.4 million and amortization expense for the nine months ended September 30, 2001 is $419,000. The Company does not anticipate any impairment charges upon adoption in 2002.

11.     SUBSEQUENT EVENTS:

     On October 1, 2001, the Company closed on the purchase of all the issued and outstanding shares of common stock (the Shares) of the South Buffalo Railway (South Buffalo) from Bethlehem Steel Corporation for $33.1 million in cash and $3.3 million in assumed liabilities. The Company funded the South Buffalo acquisition under its $103 million revolving credit facility which had $75 million of availability. At the closing, the Company acquired beneficial ownership of the Shares and will assume actual ownership of the Shares upon approval of the transaction by the Surface Transportation Board (STB). The Company has previously requested such approval and expects to receive the decision of the STB on or about December 1, 2001. The acquisition also triggered the right of the Fund of Brown Brothers Harriman & Co. to acquire an additional $5 million of Convertible Preferred (see Note 2.). As of November 2, 2001, no additional shares have been issued. South Buffalo operates over 52 miles of owned track in Buffalo, NY.

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

     When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, much of the Company’s growth to date has resulted from acquisitions, joint ventures, and investments in unconsolidated affiliates. Most recently, the Company, through a 50% owned joint venture, completed an acquisition in Western Australia in December 2000, and through an indirect investment in an unconsolidated affiliate, began operating a railroad in Bolivia in November 2000. Because of variations in the structure, timing and size of these business combinations and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

     South Buffalo Railway

     On October 1, 2001, the Company closed on the purchase of all the issued and outstanding shares of common stock (the Shares) of the South Buffalo Railway (South Buffalo) from Bethlehem Steel Corporation for $33.1 million in cash and $3.3 million in assumed liabilities. The Company funded the South Buffalo acquisition under its $103 million revolving credit facility which had $75 million of availability. At the closing, the Company acquired beneficial ownership of the Shares and will assume actual ownership of the Shares upon approval of the transaction by the Surface Transportation Board (STB). The Company has previously requested such approval and expects to receive the decision of the STB on or about December 1, 2001. The acquisition also triggered the right of the Fund of Brown Brothers Harriman & Co. to acquire an additional $5 million of Convertible Preferred (see Note 2.). As of November 6, 2001, no additional shares have been issued. South Buffalo operates over 52 miles of owned track in Buffalo, NY.

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

     South America

     On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s new ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.7 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million at an adjustable interest rate dependent on operating results of Oriental, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from the Oriental related to its full year 2000 earnings. Such dividends of $617,000 were received in March 2001. On July 24, 2001, the

Company increased its indirect equity interest in Oriental to 22.89% with an additional investment of $246,000. The Company accounts for its indirect interest in the Oriental under the equity method of accounting.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Consolidated Operating Revenues

     Operating revenues were $42.1 million in the quarter ended September 30, 2001 compared to $50.1 million in the quarter ended September 30, 2000, a net decrease of $8.0 million or 16.1%. The net decrease was attributable to a $9.5 million decrease due to the deconsolidation of Australian railroad operations; offset by a $1.0 million increase in North American railroad revenues and a $432,000 increase in industrial switching revenues.

     The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

   North American Railroad Operating Revenues

     North American railroad operating revenues were $38.9 million in the quarter ended September 30, 2001 compared to $37.9 million in the quarter ended September 30, 2000, an increase of $1.0 million or 2.5%. The increase was attributable to a $703,000 increase in freight revenues and a $310,000 increase in non-freight revenues.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2001 and 2000:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended September 30, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues				Carloads				Carload

Commodity Group		% of		% of		% of		% of
	2001	Total	2000	Total	2001	Total	2000	Total	2001	2000

Coal, Coke & Ores	$6,801	21.8%	$6,275	20.6%	30,190	32.7%	28,242	31.0%	$225	$222

Minerals & Stone	5,189	16.6%	4,796	15.7%	11,587	12.6%	11,607	12.8%	448	413

Pulp & Paper	4,494	14.4%	4,876	16.0%	11,886	12.9%	12,792	14.1%	378	381

Petroleum Products	3,842	12.3%	4,396	14.4%	6,246	6.8%	7,081	7.8%	615	621

Metals	2,470	7.9%	2,563	8.4%	9,112	9.9%	9,284	10.2%	271	276

Lumber & Forest Products	2,421	7.8%	1,775	5.8%	7,500	8.1%	5,800	6.4%	323	306

Farm & Food Products	2,054	6.6%	1,770	5.8%	5,270	5.7%	5,220	5.7%	390	339

Chemicals & Plastics	1,947	6.2%	2,119	6.9%	3,803	4.1%	4,067	4.5%	512	521

Autos & Auto Parts	309	1.0%	765	2.5%	453	0.5%	1,435	1.6%	682	533

Other	1,683	5.4%	1,172	3.9%	6,237	6.7%	5,445	5.9%	270	215

Total	$31,210	100.0%	$30,507	100.0%	92,284	100.0%	90,973	100.0%	338	335

     Total North American carloads were 92,284 in the quarter ended September 30, 2001 compared to 90,973 in the quarter ended September 30, 2000, an increase of 1,311 or 1.4%. The average revenue per carload increased to $338 in the quarter ended

September 30, 2001, compared to $335 per carload in the quarter ended September 30, 2000, an increase of 0.1%.

     North American non-freight railroad revenues were $7.7 million in the quarter ended September 30, 2001 compared to $7.4 million in the quarter ended September 30, 2000, an increase of $310,000 or 4.2%. The following table compares North America non-freight revenues for the quarters ended September 30, 2001 and 2000:

North American Railroad
Non-Freight Operating Revenue Comparison
Quarters Ended September 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue

Railroad switching	$1,897	24.6%	$2,708	36.5%

Car hire and rental income	1,860	24.1%	2,021	27.3%

Car repair services	671	8.7%	622	8.4%

Other operating income	3,293	42.6%	2,060	27.8%

Total non-freight revenues	$7,721	100.0%	$7,411	100.0%

Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $3.1 million in the quarter ended September 30, 2001 compared to $2.7 million in the quarter ended September 30, 2000, an increase of $432,000 or 16.1% due primarily to new switching contracts.

Consolidated Operating Expenses

     Operating expenses for all operations combined were $36.9 million in the quarter ended September 30, 2001, compared to $43.4 million in the quarter ended September 30, 2000, a decrease of $6.5 million or 14.9%. The net decrease was attributable to a $8.4 million decrease due to the deconsolidation of Australian railroad operations; offset by a $1.8 million increase in North American railroad operating expenses and a $138,000 increase in industrial switching operating expenses.

     The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

North American Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended September 30, 2001 and 2000:

The remainder of this page is intentionally left blank.

North American Railroad
Operating Expense Comparison
Quarters Ended September 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$13,539	34.8%	$12,605	33.2%

Equipment rents	4,727	12.1%	4,767	12.6%

Purchased services	3,833	9.8%	2,689	7.1%

Depreciation and amortization	3,057	7.9%	3,083	8.1%

Diesel fuel	2,608	6.7%	2,830	7.5%

Casualties and insurance	1,739	4.5%	1,547	4.1%

Materials	2,316	5.9%	2,547	6.7%

Other expenses	2,396	6.2%	2,377	6.3%

Total operating expenses	$34,215	87.9%	$32,445	85.6%

     Purchased services expense was $3.8 million in the quarter ended September 30, 2001 compared to $2.7 million in the quarter ended September 30, 2000, an increase of $1.1 million or 42.5%, due primarily to costs associated with the Company’s new logistics subsidiary which was discontinued on September 30, 2001.

U.S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the quarters ended September 30, 2001 and 2000:

U.S. Industrial Switching
Operating Expense Comparison
Quarters Ended September 30, 2001 and 2000
(dollars in thousands)

	2001		2000

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$2,075	66.5%	$1,621	60.3%

Equipment rents	77	2.5%	79	2.9%

Purchased services	88	2.8%	87	3.2%

Depreciation and amortization	153	4.9%	174	6.5%

Diesel fuel	116	3.7%	117	4.4%

Casualties and insurance	(123)	(3.9%)	105	3.9%

Materials	143	4.6%	167	6.2%

Other expenses	198	6.3%	239	9.0%

Total operating expenses	$2,727	87.4%	$2,589	96.4%

     Labor and benefits expense was $2.1 million in the quarter ended September 30, 2001 compared to $1.6 million in the quarter ended September 30, 2000, an increase of $454,000 or 28.0%, due primarily to costs associated with new switching contracts.

     Casualties and insurance was a net credit of $123,000 in the quarter ended September 30, 2001 due to the settlement of a long standing claim for $350,000 less than the Company’s recorded accrual. Regular expense of $227,000 exceeds prior period expense of $105,000.

   Operating Ratios

     The Company’s combined operating ratio increased to 87.9% in the quarter ended September 30, 2001 from 86.7% in the quarter ended September 30, 2000. The operating ratio for North American railroad operations increased to 87.9% in the quarter ended September 30, 2001 from 85.6% in the quarter ended September 30, 2000. The operating ratio for U.S. industrial switching operations decreased to 87.4% in the quarter ended September 30, 2001 from 96.4% in the quarter ended September 30, 2000. The operating ratio for Australian railroad operations was 88.3% in the quarter ended September 30, 2000.

   Interest Expense

    Interest expense was $2.4 million in the quarter ended September 30, 2001 compared to $2.7 million in the quarter ended September 30, 2000, a decrease of $308,000 or 11.4% due primarily to a decrease in outstanding debt somewhat offset by higher payments under the Company’s interest rate swap agreements.

    Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

   Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the quarters ended September 30, 2001 and 2000, the Company recorded approximately $39,000 of non-cash expense and $27,000 of non-cash income, respectively, related to valuation adjustments on these loans.

   Other Income, Net

     Other income, net in the quarter ended September 30, 2001, was $175,000 compared to $1.3 million in the quarter ended September 30, 2000, a decrease of $1.1 million. Other income, net consists primarily of interest income and the decrease was primarily related to the decrease of an interest bearing special deposit in Mexico.

    Income Taxes

     The Company’s effective income tax rate in the quarter ended September 30, 2001 was 42.2% which compared to 40.0% in the quarter ended September 30, 2000.

    Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates in the quarter ended September 30, 2001, were $2.9 million while there were no equity earnings of unconsolidated international affiliates in the quarter ended September 30, 2000. The equity earnings in the quarter ended September 30, 2001, consist of $2.7 million from Australian Railroad Group and $214,000 from South American affiliates.

   Net Income and Earnings Per Share

     The Company’s net income in the quarter ended September 30, 2001 was $4.5 million compared to net income in the quarter ended September 30, 2000 of $3.2 million, an increase of $1.3 million. The increase in net income is the net result of an increase in equity in net income of unconsolidated international affiliates of $2.9 million and an increase in the net income of industrial switching operations of $201,000; offset by a decrease in net income from operations in Australia of $534,000 due to the deconsolidation of ASR, and a decrease in net income from North American railroad operations of $1.2 million. Within the $1.2 million decrease, $850,000 of losses were from the Company’s discontinued logistics subsidiary and $900,000 was a decrease in net income from the Company’s Mexico operations; offset by $337,000 of income from a non-recurring arrangement with a customer and $236,000 of income from the settlement of a longstanding claim.

     Basic and Diluted Earnings Per Share in the quarter ended September 30, 2001 were $0.61 and $0.53, respectively, on weighted average shares of 7.0 million and 8.6 million, respectively, compared to $0.49 and $0.48, respectively, on weighted average shares of 6.5 million and 6.7 million, respectively, in the quarter ended September 30, 2000. The weighted average shares outstanding for quarters ended September 30, 2001 and 2000 are adjusted for the impact of the June 15, 2001 stock split (see Note 1. to consolidated financial statements). The increase in weighted average shares outstanding for Diluted Earnings Per Share of 1.9 million is primarily attributable to the dilutive impact of the common stock equivalents (1,304,348 shares) associated with the issuance of the Redeemable Convertible Preferred Stock in December 2000.

   Supplemental Information — Australian Railroad Group

     ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. In the quarter ended September 30, 2001, the Company recorded $2.7 million of equity earnings from ARG. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarter ended September 30, 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarter Ended September 30, 2001
(U.S. dollars in thousands, except average per carload)

			Average
			Freight
			Revenues
	Freight		Per
	Revenues	Carloads	Carload

Grain	$12,481	41,383	$302

Other Ores and Minerals	11,117	25,377	438

Iron Ore	5,809	41,559	140

Alumina	3,246	37,019	88

Hook and Pull (Haulage)	2,868	11,842	242

Bauxite	2,646	33,789	78

Gypsum	548	10,281	53

Other	3,795	16,060	236

Total	$42,510	217,310	196

     Additionally, in the third quarter of 2001, ARG began executing a restructuring plan designed to adjust its Western Australia workforce to its current operating environment. Associated costs have been considered as part of the purchase price allocation related to ARG’s acquisition of Westrail Freight.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Consolidated Operating Revenues

     Operating revenues were $129.2 million in the nine months ended September 30, 2001 compared to $157.9 million in the nine months ended September 30, 2000, a net decrease of $28.7 million or 18.2%. The net decrease was attributable to a $30.2 million decrease due to the deconsolidation of Australian railroad operations; offset by a $321,000 increase in North American railroad revenues and a $1.2 million increase in industrial switching revenues.

     The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

   North American Railroad Operating Revenues

     North American railroad operating revenues were $120.2 million in the nine months ended September 30, 2001 compared to $119.9 million in the nine months ended September 30, 2000, a net increase of $321,000 or 0.3%. The net increase was attributable to a $1.3 million increase in freight revenues and a $950,000 decrease in non-freight revenues.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2001 and 2000:

North American Freight Revenues and Carloads Comparison by Commodity Group
Nine Months Ended September 30, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
		Freight Revenues				Carloads			Carload

Commodity Group		% of		% of		% of		% of
	2001	Total	2000	Total	2001	Total	2000	Total	2001	2000

Coal, Coke & Ores	$21,553	22.2%	$19,658	20.5%	94,765	33.4%	87,344	31.0%	$227	$225

Minerals & Stone	14,824	15.3%	13,598	14.2%	32,507	11.5%	31,523	11.2%	456	431

Pulp & Paper	14,227	14.7%	14,740	15.4%	37,521	13.2%	38,496	13.6%	379	383

Petroleum Products	13,364	13.8%	14,122	14.7%	21,522	7.6%	23,419	8.3%	621	603

Metals	7,688	7.9%	7,836	8.2%	27,806	9.8%	28,365	10.1%	276	276

Farm & Food Products	7,382	7.6%	6,878	7.2%	20,439	7.2%	19,639	7.0%	361	350

Lumber & Forest Products	6,597	6.8%	6,173	6.4%	19,666	6.9%	20,124	7.1%	335	307

Chemicals & Plastics	6,389	6.6%	6,753	7.0%	12,424	4.4%	13,024	4.6%	514	519

Autos & Auto Parts	976	1.0%	2,374	2.5%	1,557	0.5%	4,369	1.5%	627	543

Other	4,100	4.1%	3,697	3.9%	15,608	5.5%	15,907	5.6%	263	232

Total	$97,100	100.0%	$95,829	100.0%	283,815	100.0%	282,210	100.0%	342	340

     Total North American carloads were 283,815 in the nine months ended September 30, 2001 compared to 282,210 in the nine months ended September 30, 2000, an increase of 1,605 carloads. The average revenue per carload increased to $342 in the nine months ended September 30, 2001, compared to $340 per carload in the nine months ended September 30, 2000, an increase of 0.6%.

     North American non-freight railroad revenues were $23.1 million in the nine months ended September 30, 2001 compared to $24.1 million in the nine months September 30, 2000, a decrease of $950,000 or 3.9%. The following table compares North America non-freight revenues for the nine months ended September 30, 2001 and 2000:

North American Railroad
 Non-Freight Operating Revenue Comparison
Nine Months Ended September 30, 2001 and 2000
(dollars in thousands)

	2001		2000

	$	% of	$	% of
		Non-Freight		Non-Freight
		Revenue		Revenue

Railroad switching	$6,179	26.7%	$8,142	33.8%
Car hire and rental income	5,578	24.1%	6,132	25.5%

Car repair services	2,326	10.1%	2,339	9.7%

Other operating income	9,047	39.1%	7,467	31.0%

Total non-freight revenues	$23,130	100.0%	$24,080	100.0%

   Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $8.9 million in the nine months ended September 30, 2001 compared to $7.7 million in the nine months ended September 30, 2000, an increase of $1.2 million or 14.9% due primarily to new switching contracts.

   Consolidated Operating Expenses

     Operating expenses for all operations combined were $112.9 million in the nine months ended September 30, 2001, compared to $135.1 million in the nine months ended September 30, 2000, a decrease of $22.2 million or 16.4%. The net decrease was attributable to a $26.8 million decrease due to the deconsolidation of Australian railroad operations; offset by a $3.9 million increase in North American railroad operating expenses and a $716,000 increase in industrial switching operating expenses.

     The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

   North America Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the nine months ended September 30, 2001 and 2000:

The remainder of this page is intentionally left blank.

North American Railroad
Operating Expense Comparison
Nine Months Ended September 30, 2001 and 2000
(dollars in thousands)

	2001		2000

	$	% of	$	% of
		Operating		Operating
		Revenue		Revenue

Labor and benefits	$41,955	34.9%	$40,528	33.8%

Equipment rents	14,916	12.4%	14,641	12.2%

Purchased services	9,262	7.7%	8,356	7.0%

Depreciation and amortization	8,982	7.5%	8,218	6.9%

Diesel fuel	9,046	7.5%	9,056	7.6%

Casualties and insurance	5,033	4.2%	4,705	3.9%

Materials	7,965	6.6%	8,043	6.7%

Other expenses	7,512	6.2%	7,202	5.9%

Total operating expenses	$104,671	87.1%	$100,749	84.0%

   U. S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the nine months ended September 30, 2001 and 2000:

U.S. Industrial Switching
Operating Expense Comparison
Nine Months Ended September 30, 2001 and 2000
(dollars in thousands)

	2001		2000

	$	% of	$	% of
		Operating		Operating
		Revenue		Revenue

Labor and benefits	$5,729	64.1%	$4,674	60.1%

Equipment rents	220	2.5%	170	2.2%

Purchased services	268	3.0%	235	3.0%

Depreciation and amortization	464	5.2%	493	6.3%

Diesel fuel	372	4.2%	399	5.1%

Casualties and insurance	48	0.5%	358	4.6%

Materials	520	5.8%	492	6.3%

Other expenses	623	7.1%	707	9.2%

Total operating expenses	$8,244	92.3%	$7,528	96.8%

     Casualties and insurance reflects the settlement of a longstanding claim for $350,000 less than the Company’s recorded accrual in the quarter ended September 30, 2001. Regular expense of $398,000 exceeds prior period expense of $358,000.

Operating Ratios

     The Company’s combined operating ratio increased to 87.4% in the nine months ended September 30, 2001 from 85.6% in the nine months ended September 30, 2000. The operating ratio for North American railroad operations increased to 87.1% in the nine months ended September 30, 2001 from 84.0% in the nine months ended September 30, 2000. The operating ratio for U.S. industrial switching operations decreased to 92.3% in the nine months ended September 30, 2001 from 96.8% in the nine months ended September 30, 2000. The operating ratio for Australian railroad operations was 88.8% in the nine months ended September 30, 2000.

   Interest Expense

     Interest expense in the nine months ended September 30, 2001 was $7.5 compared to $8.0 million in the nine months ended September 30, 2000, a decrease of $448,000 or 5.6% due primarily to a decrease in outstanding debt somewhat offset by higher payments under the Company’s interest rate swap agreements.

   Gain on Sale of Equity Interest in ARG

     As described earlier, the Company recorded an additional $3.7 million gain in March 2001 related to the December 2000 sale of 50% of ARG.

   Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

     Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the nine months ended September 30, 2001 and 2000, the Company recorded approximately $108,000 and $1.5 million of non-cash expense, respectively, related to valuation adjustments on these loans.

   Other Income, Net

     Other income, net in the nine months ended September 30, 2001, was $779,000 compared to $2.6 million in the nine months ended September 30, 2000, a decrease of $1.8 million. Other income, net consists primarily of interest income and the decrease was primarily related to the decrease of an interest bearing special deposit in Mexico.

   Income Taxes

     The Company’s effective income tax rate in the nine months ended September 30, 2001 was 36.2% which compared to 37.9% in the nine months ended September 30, 2000. The decrease is partially attributable to a lower Australian income tax rate (30%) recorded on the $3.7 million one-time gain on the sale of 50% of its interest in APTC, and partially attributable to a lower income tax rate recorded on the Company’s operations in Mexico.

   Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates in the nine months ended September 30, 2001, were $7.8 million while there were no equity earnings of unconsolidated international affiliates in the nine months ended September 30, 2000. The equity earnings in the nine months ended September 30, 2001, consist of $7.4 million from Australian Railroad Group and $420,000 from South America affiliates.

   Net Income and Earnings Per Share

     The Company’s net income in the nine months ended September 30, 2001 was $16.2 million compared to net income in the nine months ended September 30, 2000 of $9.9 million, an increase of $6.3 million. The increase in net income is the net result of an increase in equity in net income of unconsolidated international affiliates of $7.8 million, and an increase in net income of industrial switching operations of $268,000; offset by a decrease in net income from operations in Australia of $1.6 million due to the deconsolidation of ASR and a decrease in net income from North American railroad operations of $223,000 (including the $2.6 million after-tax gain related to the ARG sale and $850,000 after-tax losses related to GW Logistics).

     Basic and Diluted Earnings Per Share in the nine months ended September 30, 2001 were $2.25 and $1.92 respectively, on weighted average shares of 6.9 million and 8.5 million respectively, compared to $1.52 and $1.50 respectively, on weighted average shares of 6.5 million and 6.6 million respectively, in the nine months ended September 30, 2000. The weighted average shares outstanding for nine months ended September 30, 2001 and 2000 are adjusted for the impact of the June 15, 2001 stock split (see Note 1. to consolidated financial statements). The increase in weighted average shares outstanding for Diluted Earnings Per Share of 1.9 million is primarily attributable to the dilutive impact of the common stock equivalents (1,304,348 shares) associated with the issuance of the Redeemable Convertible Preferred Stock in December 2000.

Supplemental Information — Australian Railroad Group

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Nine Months Ended September 30, 2001
(U.S. dollars in thousands, except average per carload)

			Average
			Freight
			Revenues
	Freight		Per
	Revenues	Carloads	Carload

Grain	$37,301	123,881	$301

Other Ores and Minerals	28,011	74,801	374

Iron Ore	14,778	117,287	126

Alumina	12,062	109,361	110

Hook and Pull (Haulage)	7,316	31,167	235

Bauxite	6,974	95,277	73

Gypsum	1,531	28,603	54

Other	14,939	47,190	317

Total	$122,912	627,567	196

Liquidity and Capital Resources

     During the nine months ended September 30, 2001, the Company generated cash from operations of $19.4 million, invested $14.9 million in capital assets (including $2.8 million in state grant funds received for track rehabilitation and construction), received $7.0 million in proceeds from the disposition of property including $6.5 million from a sale-leaseback of locomotives, received $4.3 million from unconsolidated affiliates, and received $3.6 million in proceeds from employee stock purchases. The proceeds from employee stock purchases relate primarily to the exercise of employee stock options that carried an expiration date of June 15, 2001. The Company also paid $644,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, and had a net decrease in debt of $13.6 million during this same period.

     During the nine months ended September 30, 2000, the Company generated cash from operations of $17.7 million, invested $26.3 million in capital assets (including $8.3 million in state grant funds received for track rehabilitation and construction), had a net increase in debt of $1.6 million, and received $275,000 in proceeds from the disposition of property.

     The Company has budgeted approximately $20.6 million in capital expenditures in 2001, of which $17.6 million is for track rehabilitation. Of the $20.6 million in capital expenditures, $4.0 million is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company’s railroads, and $1.6 million will be funded by the remaining Special Track Project deposit which was part of the purchase allocation of the Company’s subsidiary in Mexico. Approximately $14.9 million of the budgeted capital expenditures of $20.6 million were completed as of September 30, 2001. Of this $14.9 million in capital expenditures, $12.1 million was funded by cash from operations and $2.8 million was funded by governmental grants.

     At September 30, 2001 the Company had long-term debt, including current portion, totaling $90.2 million, which comprised 41.0% of its total capitalization including the Convertible Preferred. At December 31, 2000 the Company had long-term debt, including current portion, totaling $104.8 million, which comprised 48.0% of its total capitalization including the Convertible Preferred.

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

     During 2001, 2000 and 1999, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2006 and the fixed base rates range from 5.46% to 6.87%. At September 30, 2001, the notional amount under these agreements is $58.6 million. At September 30, 2001, the fair value of these interest rate swaps is a liability of $1.6 million. Two swaps, with a September 30, 2001 fair value liability of $305,561, expire on December 31, 2001.

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

(B)           REPORTS ON FORM 8-K: — NONE

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

Stock Purchase and Sale Agreement dated September 28, 2001 by and between Bethlehem Steel Corporation and Genesee & Wyoming Inc. (Exhibit 2.1) (7)

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

     (7)Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated October 1, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

The remainder of this page is intentionally left blank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	November 7, 2001	By: /s/John C. Hellmann

Name: John C. Hellmann Title: Chief Financial Officer

Date:	November 7, 2001	By: /s/Alan R. Harris

Name: Alan R. Harris Title: Senior Vice President and Chief Accounting Officer

The remainder of this page is intentionally left blank.