Form 10-K/A
period 2000-12-31
GENESEE & WYOMING INC
filed 2001-12-06
CIK 1012620

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

|X| Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

                                                     or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from____to____

                           Commission File No. 0-20847

                              --------------------

                             GENESEE & WYOMING INC.
             (Exact name of registrant as specified in its charter)

Delaware                                    06-0984624
-----------------------                     --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

66 Field Point Road, Greenwich, Connecticut          06830
---------------------------------------              ---------
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

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 19, 2001: $78,790,471.

Shares of common stock outstanding as of the close of business on March 19, 2001:

Class                                               Number of Shares Outstanding
------------                                        -----------------------
Class A Common Stock                                          3,702,117

Class B Common Stock                                            845,447

                                EXPLANATORY NOTE

This Form 10-K/A is being filed to include as an exhibit to the Form 10-K the Report of Independent Auditors, Ernst & Young and Consent of Independent Auditors, Ernst & Young pursuant to Rule 2-05 of Regulation S-X of the Securities and Exchange Commission. Other than these additions to the Exhibits Index, the text of Item 14 has not been amended and speaks as of the date of the original filing of the Form 10-K.

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

            (r) Amendment No. 5 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.2)12

            (s) Amendment No 2. to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.3)12

            (t) Amendment No. 6 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)13

            (u) Genesee & Wyoming Australia Pty. Ltd. Executive Share Option Plan (Exhibit 10.2)13

            (v) Agreement for sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WesterNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty. Ltd. (Exhibit 2.1)15

            (w) Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd. (Exhibit 99.1)15

            (x) Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.2)15

            (y) Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.3)15

            (z) Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.4)15

(10.1) Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)

(10.2) Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse
Financierings-Mattaschappij Voor Ontwikkelingslanden N.V. dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)

(10.3) Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000.

(11.1)     Statement re computation of per share earnings

(12)        Statements re computation of ratios

            Not applicable.

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders

            Not applicable.

(16)        Letter re change in certifying accountant

            Not applicable.

(18)        Letter re change in accounting principles

            Not applicable.

(21.1)     Subsidiaries of the Registrant

(22) Published report regarding matters submitted to vote of security holders

            Not applicable.

(23.1)     Consent of Arthur Andersen LLP

(24)        Power of attorney

            Not applicable.

(99)       Additional Exhibits*

            (a) Report of Independent Auditors, Ernst & Young

            (b) Consent of Independent Auditors, Ernst & Young

---------

  Except as otherwise indicated, all exhibits were filed with the initial filing of the Form 10-K.

* Filed herewith.

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

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of December, 2001.

                                       GENESEE & WYOMING INC.


                                       By: /s/ Alan R. Harris
                                          ---------------------------
                                           Name:  Alan R. Harris
                                           Title: Senior Vice President
                                                  and Chief Accounting Officer