Form 10-K
period 2001-12-31
GENESEE & WYOMING INC
filed 2002-03-29
CIK 1012620

PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO EXHIBITS
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
GENESEE & WYOMING INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUSTRALIAN RAILROAD GROUP CONSOLIDATED BALANCE SHEETS
AUSTRALIAN RAILROAD GROUP CONSOLIDATED STATEMENT OF INCOME
AUSTRALIAN RAILROAD GROUP CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME YEAR ENDED DECEMBER 31, 2001
AUSTRALIAN RAILROAD GROUP CONSOLIDATED STATEMENT OF CASH FLOWS
AUSTRALIAN RAILROAD GROUP NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-11.1 Computation of Earnings Per Common Share
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 99.1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/	Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001

or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 For the transition period from	to

Commission File No. 0-20847

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

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

Yes       X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Class A Common Stock and Class B Common Stock held by non-affiliates based on closing price on March 20, 2002: $271,267,740.

Shares of common stock outstanding as of the close of business on March 21, 2002:

Class	Number of Shares Outstanding

Class A Common Stock	12,766,417

Class B Common Stock	1,805,292

Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13	Registrant’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 23, 2002.
Part I, Item 4	Registrant’s information statement (Schedule 14C) filed with the Commission on November 26, 2001.

The remainder of this page is intentionally left blank.

PART I

ITEM 1. BUSINESS.

     Genesee & Wyoming Inc. (the Registrant or the Company) is a holding company whose subsidiaries and unconsolidated affiliates own and operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides railroad switching and related services to United States industrial companies with extensive railroad facilities within their complexes. The Company’s predecessor, Genesee and Wyoming Railroad Company, was founded in 1899 by E.L. Fuller and his partners. In 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Company and became its Chief Executive Officer, the Company was dependent on a single commodity, salt, produced by a single customer. At that time, the Company generated $3.9 million in operating revenues over its 14 miles of track. In 1978, under the leadership of Mr. Fuller, the Company began a strategy of growth by acquisition that broadened its sources of rail and rail-related revenues. Initial expansion was into the railcar leasing business which was followed by 18 rail line acquisitions in the United States. Significant US acquisitions have included the Rochester & Southern Railroad, Inc. (1986), Louisiana & Delta Railroad, Inc. (1987), Buffalo & Pittsburgh Railroad, Inc. (1988), Allegheny & Eastern Railroad, Inc. (1992), Willamette & Pacific Railroad, Inc. (1993), Portland & Western Railroad, Inc. (1995), Illinois & Midland Railroad, Inc. (1996), Pittsburg & Shawmut Railroad, Inc. (1996), the rail and industrial switching business of Rail Link, Inc. (1996), and most recently, the South Buffalo Railway in October 2001, and Emons Transportation Group, Inc. in February 2002.

     The Company’s domestic growth has been complemented by expansion into privatizing rail markets worldwide. For example, in Australia:

. the Company was awarded a concession by the South Australian government to operate a railroad that provides freight services in South Australia and formed a wholly owned subsidiary, Australia Southern Railroad, or ASR, to operate that concession in 1997;

. the Company acquired the right to operate Broken Hill Proprietary Co. Ltd’s iron ore supply rail-lines and in-plant rail operations in Whyalla, South Australia in 1999;

. the Company, through its recently formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia in December 2000. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight was composed of the freight operations of the formerly state-owned railroad of Western Australia.

. the Company acquired a 2.6% equity interest in the Asia Pacific Transport Consortium (APTC), a consortium that obtained the necessary financing to build, own, and operate an 885-mile rail line from Alice Springs to Darwin in the Northern Territory of Australia. The Company contributed its interest in APTC to ARG in April 2001.

     As a result of these acquisitions, and extensions of service to Melbourne and Sydney on the interstate system, ARG is the second largest private freight rail operator in Australia.

     In 1997, the Company formed Genesee Rail-One Inc., a joint-venture for Canadian rail acquisitions, which operates two railroads in Canada. In April 1999, the Company increased its ownership interest in Genesee Rail-One to 95% and began consolidating its operating results, and during the second quarter of 2000, the Company purchased the remaining 5% interest.

     In July 1998, the Company began serving as the operator of a mineral railroad in northern Mexico. The railroad, known as Linea Coahuila Durango, is a concession awarded by the Mexican government to two Mexican industrial firms. Late in 1999, the Company changed its relationship with Linea Coahuila to that of being a provider of technical assistance so that the Company’s management could focus on its new Mexican operation, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), a then wholly owned subsidiary. In August 1999, FCCM, was awarded a concession to operate two railways, the Chiapas line and the Mayab line, which are connected by trackage rights on the transisthmus rail line. FCCM began operations on September 1, 1999. On December 7, 2000, in conjunction with the refinancing of FCCM and its parent company, GW Servicios, S.A. de C.V. (Servicios), the International Finance Corporation invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company, Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM.

     In November 2000, the Company acquired an indirect 21.9% equity interest in Empresa Ferroviaria Oriental, S.A. increasing its stake in Oriental to 22.6%. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company previously acquired a 0.7% indirect interest in Oriental on September 30, 1999 through its 47.5% ownership interest in Latin American Rail LLC. On July 24, 2001, the Company increased its indirect equity interest in Oriental to 22.9% with an additional investment of $246,000.

INDUSTRY OVERVIEW

     According to the Association of American Railroads Railroad Facts 2000 Edition, the Company believes that there are 555 railroads in the United States operating roughly 170,000 miles of track. U.S. railroads are segmented into one of three categories based on the amount of their revenues. Class I railroads, those with over $258.5 million in revenues, represent over 90% of total rail revenues. Regional and short-line railroads operate approximately 50,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. In terms of revenue, regional and short-line railroads combined account for approximately 9% of total railroad revenue.

     The following table shows the breakdown of railroads by classification.

Classification of
Railroads	Number	Miles Operated	Revenues

Class I	9	120,986	over $258.5 million
Regional (Class II)	36	21,250	$20.7 million to $258.4 million
Local (Class III)	510	28,422	less than $20.7 million

Total	555	170,658

Source: Association of American Railroads Railroad Facts 2000 Edition.

     The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the Staggers Act, Class I railroads in the United States and Canada took steps to improve profitability and recapture market share. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the shippers located on these lines. Divestment of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency, and avoid traffic losses associated with rail line abandonment.

     The efforts of Class I carriers to increase efficiency also led to an increase in merger activity among long-haul railroads, such as, the acquisition of Consolidated Rail Corporation by Norfolk Southern Corp. and CSX Transportation, Inc., in 1999. Such consolidations present both risk and opportunity for the Company. On one hand, service failures resulting from poor system integration negatively impact the Company’s revenues and operating expenses. On the other hand, as efficiencies are achieved by the mergers, the Company benefits from a more fluid and efficient rail system. The Surface Transportation Board issued a 15-month moratorium on Class I rail mergers on March 17, 2000. On June 7, 2001, The Surface Transportation Board issued a new set of regulations governing Class I rail mergers that took effect on July 11, 2001.

     Although the acquisition market is competitive, the Company believes that there will continue to be opportunities to acquire rail properties in the United States and Canada from Class I railroads and from independent short-line and regional railroads. The Company also believes there may be additional acquisition opportunities in Australia, Canada, South America and other markets.

GROWTH STRATEGY

     The Company intends to continue to expand its business by:

. acquiring rail lines that are close to or contiguous with the Company’s existing regional rail systems to improve its asset utilization and reduce its operating costs;

. broadening its geographic presence by acquiring rail lines in new regions where the Company believes there are additional business development and acquisition opportunities;

. expanding its revenue base within each region it serves through focused marketing efforts and a high level of customer service; and

. improving its operating performance through the more efficient use of equipment and facilities and the reduction of overhead and operating expenses.

     Acquisition of and Investment in Rail Properties

     The Company has a disciplined acquisition and investment-driven strategy that focuses on both domestic and international opportunities. From 1985 to 1997, the Company acquired and integrated 12 acquisitions in the United States. From 1997 to 2000, the Company acquired or made investments in seven railroads internationally, including in South Australia (1997), Canada (1997), Mexico (1999), Western Australia (2000) and Bolivia (2000). On October 1, 2001, the Company acquired the South Buffalo and, on February 22, 2002, the Company acquired Emons.

The Company’s recent acquisitions and investments include:

. branch lines of U.S. and Canadian Class I railroads;

. rail lines of industrial companies, such as Bethlehem Steel and Broken Hill Proprietary Co. Ltd.;

. other regional railroads or short-line railroads; and

. the privatization of foreign government-owned rail systems, such as Westrail in Western Australia.

     The Company seeks to expand its international and U.S. business through the selective acquisition of and investment in rail properties, both in new regions and in regions in which it currently operates. The Company’s fundamental acquisition strategy is to identify properties that have large industrial customers which will provide it with a stable revenue base and the potential to generate incremental revenues and additional customers upon implementation of a focused marketing plan. In new regions, the Company targets rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region, and attract qualified management. When acquiring rail properties in its existing regions, in addition to seeking properties with large industrial customers, the Company targets contiguous rail properties where it believes there are significant opportunities to realize operating efficiencies.

     In evaluating potential acquisitions and investments, the criteria the Company considers, among others, include:

. projected risk-adjusted return on investment;

. potential for additional revenue and service improvements;

. identifiable cost savings and synergies, such as productivity and asset utilization improvements, consolidation of equipment maintenance and operational improvements;

. diversification of the Company’s overall commodity and geographic mix;

. the size of the rail operations;

. opportunities for expansion;

. revenue stability; and

. connecting carriers.

     The Company also considers acquisition opportunities that have the potential to enable its railroads to provide better or more cost-effective service to major shippers or to increase and diversify the overall customer base of its railroads. The Company develops acquisition prospects through its relationships with Class I carriers and its reputation in the industry. The Company has acquired and integrated twenty one acquisitions of varying sizes and operating characteristics, including short-lines, Class I divestitures, government owned railroads, rail lines of industrial companies and an industrial switching company.

     The Company generally acquires rail properties through the purchase of stock or the purchase or lease of assets/concessions. Typically, the Company bids against other short-line and regional operators for available properties. The structure of each transaction is determined based upon economic and strategic considerations. In addition to the financial terms of the transaction, sellers consider more subjective criteria such as a prospective acquiror’s operating experience, its reputation among shippers and its ability to close a transaction and commence operations smoothly. The Company believe it has established an excellent record in each of these areas. In addition, by growing revenues on its acquired lines and providing improved service to shippers, the Company is often able to provide increased revenue to the Class I carriers that connect with its North American lines. Furthermore, the Company believes that there is a relatively small number of well capitalized operators currently bidding for properties in the international and U.S. rail markets. As a result, the Company believes that it is well positioned to capitalize on additional acquisition opportunities.

     Marketing

     The Company builds each regional railroad business on a base of major industrial customers, grows that base business through marketing efforts directed at its major customers, and creates additional revenues outside the base of major customers by attracting new customers and providing ancillary rail services. The Company believes that over the long term, the strategy of building its regions around a core of major industrial customers provides a stable revenue base and allows the Company to focus its efforts on additional growth opportunities within a region. Through implementation of its marketing strategy, the Company has increased the number of its customers so that, over time, its reliance on any one customer or commodity has been declining. The Company’s marketing strategy also seeks, whenever possible, to divert freight traffic from trucking companies to its railroads, as illustrated by the Company’s local stone shipments for a major customer in the State of Oregon where it moved traffic from road to rail to circumvent the congested I-5 corridor around Portland.

     Consistent with the Company’s decentralized management structure, its sales and marketing activity is coordinated in each region by a marketing manager. The marketing manager works closely with personnel of each of the Company’s railroads and with other department heads to develop marketing plans to increase shipments from existing customers and develop new business. The Company considers all of its employees to be customer service representatives and encourages them to initiate and maintain regular contact with shippers.

     Because most of the traffic transported by the Company’s railroads in the United States and Canada is interchanged with Class I carriers, the Company’s marketing efforts in these areas are often aimed at enhancing its railroads’ relationships with these Class I carriers as well as shippers. The Company provides related rail services such as railcar leasing, railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. For example, the Company supplies cars to its customers or its railroads when, among other things, a customer has a need which cannot be filled by cars supplied by Class I railroads or the Company has an opportunity to provide cars on a cost basis that both meets customer needs and improves the economics of a freight move to the Company. The Company actively manages its railcar and locomotive portfolio, buying, selling and leasing equipment to take advantage of changes in market value in conjunction with changes in the Company’s customer needs.

     Operations

     The Company focuses on lowering operating costs and improving asset efficiency to maximize its return on invested capital, and has historically been able to operate acquired rail lines more efficiently than the Class I railroads and governments from whom it acquired these properties. The Company typically achieves efficiencies through lowering administrative overhead, consolidating equipment and track maintenance contracts and selling unutilized assets. For example, in Australia, the Company improved the financial results of Australia Southern Railroad from an operating loss at the time of purchase in 1997 to an operating ratio of 81.1% in 1998, the first full year of the Company’s ownership.

     The Company intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company’s shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company’s railroads to the economic infrastructure of those regions, approximately $50.0 million in state and federal grants for track rehabilitation and service improvements have been invested in the Company’s North American rail properties since 1987.

MANAGEMENT

     The Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President — Corporate Development have responsibility for overall strategic and financial planning. The Chief Executive Officer oversees the Company’s global operations including its equity investments in Australia and South America, while the Chief Operating Officer manages operations in North America. The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based profit sharing and bonus programs.

RAILROAD OPERATIONS — NORTH AMERICA

     North American Customers

     The Company’s North American railroads currently serve over 680 customers. A large portion of the Company’s North American railroad operating revenue is attributable to customers operating in the electric utility, mineral and stone, paper, petroleum products, metals, farm and food products, lumber and forest products, and chemicals and plastics industries. As the Company acquires new North American railroad operations, the base of customers served continues to grow and diversify. The largest ten North American customers accounted for approximately 30%, 30% and 34% of the Company’s North American railroad revenues in 2001, 2000 and 1999, respectively. In 2001 and 2000, the Company’s largest North American customer was a coal-fired electricity generating plant owned by Dominion Resources, which accounted for approximately 7% and 6%, respectively, of the Company’s North American railroad revenues. In 1999, the Company’s largest North American customer was Commonwealth Edison, an electric utility, which accounted for approximately 15% of the Company’s North American railroad revenues (see Note 16 to Consolidated Financial Statements). The Company typically ships freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years.

     North American Railroad Commodities

     The Company’s North American railroads transport a wide variety of commodities for their customers. Some of the Company’s railroads have a diversified commodity mix while others transport one or two principal commodities. In 2001, coal, coke and ores and minerals and stone were the two largest commodity groups transported by the Company’s North American railroads, constituting 21.6% and 15.0%, respectively, of total North American revenues (see Item 7. of this Report under the heading “Results of Operations — Year Ended December 31, 2001 Compared to Year Ended December 31, 2000”), and 33.1% and 11.2%, respectively, of total North American carloads. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2001 and 2000:

North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenue
									Per
	Freight Revenues				Carloads				Carload

Commodity Group	2001	% of Total	2000	% of Total	2001	% of Total	2000	% of Total	2001	2000

Coal, Coke & Ores	$28,081	21.6%	$25,987	20.6%	128,286	33.1%	117,189	31.2%	$219	$222
Minerals & Stone	19,439	15.0%	17,901	14.2%	43,615	11.2%	42,146	11.2%	446	425
Pulp & Paper	18,663	14.4%	19,653	15.6%	49,033	12.6%	51,753	13.8%	381	380
Petroleum Products	16,971	13.1%	18,221	14.4%	27,541	7.1%	30,075	8.0%	616	606
Metals	11,239	8.7%	10,069	8.0%	40,679	10.5%	36,554	9.7%	276	275
Farm & Food Products	10,008	7.7%	9,653	7.6%	28,205	7.3%	27,710	7.4%	355	348
Lumber & Forest Products	8,846	6.8%	7,827	6.2%	26,727	6.9%	25,426	6.8%	331	308
Chemicals-Plastics	8,359	6.4%	8,800	7.0%	16,574	4.3%	16,985	4.5%	504	518
Autos & Auto Parts	2,499	1.9%	3,148	2.5%	5,283	1.4%	5,849	1.6%	473	538
Other	5,756	4.4%	5,113	3.9%	22,040	5.6%	21,438	5.8%	261	239

Totals	$129,861	100.0%	$126,372	100.0%	387,983	100.0%	375,125	100.0%	335	337

     Coal, coke and ores consists primarily of shipments of coal to utilities and industrial customers.

     Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and fine papers.

     Minerals and stone consists primarily of cement, gravel and stone used in construction, and salt used in highway ice control.

     Metals consists primarily of scrap metal, finished steel products and coated pipe.

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

     Autos and auto parts consists primarily of finished automobiles and stamped auto parts.

     North American Railroad Employees

     As of December 31, 2001, the Company’s North American railroads had approximately 1,250 full-time employees. Of this total, approximately 560 are members of national labor organizations. The Company’s North American railroads have 14 contracts with these national labor organizations which have expiration dates ranging to 2005. The Company has also entered into collective bargaining agreements with an additional 58 employees who represent themselves, which have expiration dates ranging to 2004. The Company believes that its relationship with its employees is good.

RAILROAD OPERATIONS — AUSTRALIA (Equity Accounting)

     On December 16, 2000, the Company, through its recently formed joint venture, ARG, completed the acquisition of Westrail Freight from the government of Western Australia. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia.

     To complete the acquisition, the Company contributed (1) its formerly wholly owned subsidiary, Australia Southern Railroad; (2) its 2.6% interest in the Asia Pacific Transport Consortium, a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia; and (3) $21.4 million in cash. The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 17, 2000.

Australian Railroad Customers

     ARG currently serves over 50 customers. A large portion of ARG’s railroad operating revenue is attributable to customers operating in the grain, ores and minerals, and alumina industries. ARG’s largest ten customers accounted for approximately 66.6% of its revenues for the year ended December 31, 2001. ARG’s largest customer in South Australia and Western Australia, the Australian Wheat Board, accounted for 22.0% of its operating revenue for the year ended December 31, 2001. ARG typically ships freight under transportation contracts between ARG and the shipper. The terms of these contracts vary from customer to customer.

Australian Railroad Commodities

     ARG’s railroads transport a wide variety of commodities for its customers. For the year ended December 31, 2001, grain, other ores and minerals, iron ore, alumina and hook and pull (haulage) represented 30.2%, 23.4%, 12.5%, 9.3% and 6.4% of freight revenues, respectively, and 20.2%, 12.0%, 18.8%, 17.1% and 5.2% of ARG’s total carloads, respectively.

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the year ended December 31, 2001.

AUSTRALIAN RAILROAD GROUP REVENUES AND CARLOADS BY COMMODITY GROUP

Year Ended
December 31, 2001
(dollars in thousands, except average per carload)

					Average
					Freight
					Revenues
	Freight	% of		% of	Per
Commodity Group	Revenues	Total	Carloads	Total	Carload

Grain	$49,757	30.2%	171,037	20.2%	$291
Other ores and minerals	38,569	23.4%	101,257	12.0%	381
Iron ore	20,594	12.5%	159,038	18.8%	129
Alumina	15,309	9.3%	145,073	17.1%	106
Hook and pull (haulage)	10,556	6.4%	43,628	5.2%	242
Bauxite	9,334	5.7%	127,263	15.0%	73
Gypsum	1,980	1.2%	38,837	4.6%	51
Other	18,472	11.3%	60,625	7.1%	305

Total	$164,571	100.0%	846,758	100.0%	194

Australian Railroad Employees

     As of December 31, 2001, ARG had approximately 1,093 full-time employees. Of this total, approximately 35% are members of labor unions. In South Australia, ARG has one collective bargaining agreement that expires in September 2004. In Western Australia, ARG is currently negotiating with its employees and union representatives to reach new agreements.

U.S. INDUSTRIAL SWITCHING OPERATIONS

     U.S. industrial switching operations generate non-freight revenues primarily by providing freight car switching and related rail services such as railcar leasing, railcar repair and storage to industrial companies with extensive railroad facilities within their complexes. The Company’s U.S. industrial switching operation serves 26 customers in 9 states. These customers are primarily in the chemicals, paper, grain, mining and power generation industries. The provision of the service generally involves providing a work force and locomotives at the customer’s facility and tailoring the service level to the switching requirements of the site. As of December 31, 2001, the Company’s U.S. industrial switching operations had approximately 236 employees. The Company believes that its relationship with its employees is good.

SAFETY

     The Company’s safety program involves all employees at all levels of the company. Safety focuses on the prevention of accidents/injuries, and the creation of a safety culture within the organization. The Senior Vice President of each region is accountable for the results of the program, and each region has an officer responsible for day-to-day program administration. Line supervisors have direct responsibility for the safety and training of their personnel.

     The Company maintains a corporate-wide safety policy facilitated by the Vice President and Chief Safety Officer. A Compliance Officer and a Safety Director are assigned line responsibilities and report to the Vice President and Chief Safety Officer. The Company’s safety program allows each of its subsidiaries the flexibility to develop safety rules and procedures based on local requirements or statutes. The Company works continuously to comply fully with all federal, state and local government regulations. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations.

     The Company also participates in governmental and industry sponsored safety programs. For example, members of the Company’s management serve or have served on the Board of Directors of Operation Lifesaver (the national grade crossing awareness program), the New Program Committee of Operation Lifesaver, and the American Short Line & Regional Railroad Association Safety Committee.

     In addition, the Company has created two working safety groups. The first group, the Focus Team, consisting of the general managers and the Vice President and Chief Safety Officer, develops the corporate safety strategy and ensures consistency of implementation for policies within the organization. The second group, the GWI Team, includes safety representatives of each region, a general manager as team leader, and the Vice President and Chief Safety Officer as the facilitator working together to refine the Company’s safety program. Each team coordinates with the Company’s subsidiaries to ensure compliance with and implementation of all safety rules and regulations. The objective of both teams is to sponsor the Company’s initiatives to make it the safest carrier with regard to its employees, customers, assets, the public and the environment.

INSURANCE

     The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $50,000 to $400,000 per occurrence. In addition, the Company maintains excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company’s liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. The Company also maintains property damage coverage, subject to a standard pollution sub-limit and self-insured retentions ranging from $10,000 to $250,000.

     Employees of the Company’s United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation based on the comparative negligence of the employee and the employer. FELA-related claims are covered under the Company’s liability insurance policies. Employees of the Company’s industrial switching business are covered under workers’ compensation policies.

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

     Each of the Company’s railroads is typically the only rail carrier directly serving its customers; however, the Company’s railroads compete directly with other modes of transportation, principally motor carriers and, to a lesser extent, ship and barge operators. The extent of this competition varies significantly among the Company’s railroads. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination transportation service. To the extent other carriers are involved in transporting a shipment, the Company cannot control the cost and quality of such service. Cost reductions achieved by major rail carriers over the past several years have generally improved their ability to compete with alternate modes of transportation.

REGULATION

United States

     The Company’s U.S. railroads are subject to regulation by:

     . The Surface Transportation Board;

     . the Federal Railroad Administration;

     . state departments of transportation; and

     . some state and local regulatory agencies.

     The Surface Transportation Board is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission. Established by the ICC Termination Act of 1995, The Surface Transportation Board has jurisdiction over, among other things, service levels and compensation of carriers for use of their railcars by other carriers. It also must authorize extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers; in limited circumstances, it may condition such authorization upon the payment of severance benefits to affected employees. The Surface Transportation Board may review rail carrier pricing only in response to a complaint concerning rates charged for transportation where there is an absence of effective competition. The Federal Railroad Administration has jurisdiction over safety and railroad equipment standards and also assists in coordinating projects for railroad route simplification.

     In 1980, the Staggers Rail Act fundamentally changed U.S. federal regulatory policy by emphasizing the promotion of revenue adequacy, the opportunity to earn revenues sufficient to cover costs and attract capital and allowing competition to determine to a greater extent rail prices and route and service options. The ICC Termination Act of 1995 continues the trend towards limiting regulation of rail prices. As a result of these changes in legislative policy, the railroad industry’s rate structure has evolved from a system of interrelated prices that applied over different routes between the same points to a combination of market based prices that are now subject to limited regulatory constraints. While U.S. federal regulation of rail prices has been significantly curtailed, U.S. federal regulation of services continues to affect cost and competitiveness in the railroad industry.

Australia

     In Australia, regulation of rail is generally governed by State legislation and administered by State regulatory agencies. ARG’s assets are therefore subject to the regulatory regimes governing safety and access in each of Western Australia, South Australia, the Northern Territory, Victoria and New South Wales. In addition, with respect to access to rail infrastructure, ARG’s Australian assets, except its interest in the Alice Springs to Darwin railway line, which is subject only to an individual access regime, are subject to the national access regime under Part IIIA of the Trade Practices Act 1974 (Cwth), which is administered by the Australian Competition and Consumer Commission.

     There are a number of regulators who are responsible for the regulation of rail safety and accreditation. Similarly, there are a number of regulators who are responsible for administering the access regimes of each State. In addition, as noted above, the Australian Competition and Consumer Commission administers the national access regime under Part IIIA of the Trade Practices Act 1974 (Cwth). The State and the national access regimes operate concurrently until such time as a State regime is certified under Part IIIA of the Trade Practices Act 1974 (Cwth) as being “effective”. Such certification precludes the operation of Part IIIA with respect to the services provided via the infrastructure to which the relevant certified regime relates. Currently, the only regime which has been certified as effective is the access regime governing the Alice Springs to Darwin track.

     The State access regimes cover the intrastate rail network of the relevant State. The interstate network is governed by Part IIIA of the Trade Practices Act 1974 (Cwth). The Australian Rail Track Corporation, a corporation owned by the Commonwealth Government of Australia formed as a result of an agreement among the States and the Commonwealth, has submitted an undertaking to the Australian Competition and Consumer Commission which is intended to operate as the exclusive access regime for the interstate network while it is in force. On November 22, 2001, the Australian Competition and Consumer Commission issued a draft determination accepting the undertaking. A final decision is anticipated in March 2002, when it is expected that the undertaking will become effective as the governing access regime for the interstate network. ARG’s interstate network covered by the undertaking is the standard gauge tracks linking Wodonga (in Victoria), Melbourne (in Victoria), Adelaide (in South Australia), Broken Hill (in New South Wales), Tarcoola (in South Australia) and Kalgoorlie (in Western Australia). The interstate network is part of the larger standard gauge network linking all capital cities in Australia from Brisbane to Perth, as well as Broken Hill in New South Wales and Alice Springs in the Northern Territory. Those parts of this larger standard gauge network which are not covered by the interstate network are governed by the various State access regimes and the national access regime.

     The State rail access regimes and the interstate rail access regime are similar in that terms and conditions of access are in all cases determined through a process of negotiation and arbitration. However, there is variation across jurisdictions as to the independence of the arbitrator and the scope to appeal the arbitrator’s decisions. The regimes also differ in the pricing principles underpinning the negotiate-arbitrate approach to access charges. The Western Australian, South Australian, Victorian, New South Wales and interstate rail access regimes each adopt “floor/ceiling” limits to access pricing, although the cost and valuation basis for calculation of the limits can vary between jurisdictions. The access regime governing the Alice Springs to Darwin track adopts a benchmark approach against competing non-rail freight as well as a “floor/ceiling” limit for the determination of access charges.

Mexico

     In Mexico, railways are considered to be a priority area for the national economy, thus, they are considered to be national assets that may only be operated by private individuals or entities by means of a concession or authorization, depending on the activity, granted by the Federal Government through the Ministry of Communications and Transport. Since it is a priority area for the national economy, railroad services and their providers are subject to regulation by different branches of the executive branch of government. With respect to the rendering of the service itself, railroads are subject to Regulatory Law for Railroad Service and its Regulations, and the Ministry of Communications and Transport is the federal authority in charge of overseeing their compliance by all railroad service providers. The Ministry of Communications and Transport has jurisdiction over, among others:

     . the preparation and enforcement of policies and programs related to the railroad system;

     . the granting of the corresponding concessions;

     . regulating the concessions and resolving any issues regarding amendments or terminations to the concessions;

     . regulation of tariff application; and

     . if applicable, applying the corresponding sanctions when operators have not complied with the regulations or the terms of the corresponding concession.

     With respect to the service provider itself, it is subject to, in addition to the Regulatory Law for Railroad Service and its Regulations mentioned above, the Mexican Foreign Investments Law and the Federal Law of Economic Competition or Antitrust Law. The Mexican Foreign Investments Law regulates the percentage of foreign investment an entity may have when engaged in specific activities. For railroads, the Mexican Foreign Investments Law states that only Mexican nationals and entities incorporated under Mexican law may operate railroads in Mexico. However, with prior authorization by the Foreign Investments Commission, a foreign entity may operate railroads in Mexico even if its ownership of the railroads equity capital exceeds 49.0%. Since the concession is an exclusive right to use and operate railways, the Federal Law of Economic Competition and the National Commission for Economic Competition ascertain that in the process of rendering the railroad service, the service provider by means of predatory practices does not violate any of the fair competition practices and principles established within the Federal Law of Economic Competition, and thus competes fairly with its indirect competitors.

ENVIRONMENTAL MATTERS

     The Company’s operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, which have become increasingly stringent. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Department of Transport, and comparable agencies at the provincial level. In Mexico, these functions are administered at the federal level by the Ministry of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport on a federal level and by the Environmental Protection Agency at the state level. There are no material environmental claims currently pending or, to the Company’s knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company’s earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company’s properties.

     In Mexico, the Company’s wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., was awarded a 30-year concession to operate certain railways owned by the state-owned rail company Ferronales. Under the terms of the concession agreement, Ferronales remains responsible for remediation of all obligations, duty or liability arising from contamination or other environmental issues that occurred prior to the execution date of the concession agreement.

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

RISK FACTORS OF FOREIGN OPERATIONS

     The Company’s operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in the Company’s forward-looking statements. These risks include the fact that the Company’s 50/50 joint venture in Australia, ARG, and some of the Company’s significant subsidiaries transact business in foreign countries, namely in Australia, Canada, Mexico and Bolivia. In addition, the Company may consider acquisitions in other foreign countries in the future. The risks of doing business in foreign countries may include:

•	changes or greater volatility in the economies of those countries,

•	effects of currency exchange controls,

•	changes to the regulatory environment of those countries,

•	changes to the tax laws and regulations of those countries,

•	restrictions on the withdrawal of foreign investment and earnings,

•	the nationalization of the businesses that the Company operates,

•	the actual or perceived failure by the Company to fulfill commitments under concession agreements,

•	the potential instability of foreign governments, including from domestic insurgency movements, and

•	the challenge of managing a culturally and geographically diverse operation.

     The Company’s operations in foreign countries are also subject to economic uncertainties, including among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

     ARG derives a significant portion of its rail freight revenues from shipments of grain. For example, for the year ended December 31, 2001, grain shipments in South Australia and Western Australia generated approximately 27.4% of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material effect on the Company’s income from ARG and financial condition.

     Australia’s open access regime could lead to additional competition for ARG’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third party rail operators to gain access to ARG’s railway infrastructure, and in turn governs ARG’s access to track owned by others. ARG currently operates on the Commonwealth-owned interstate network from Sydney, New South Wales and Melbourne, Victoria to Kalgoorlie, Western Australia and on State-owned track in New South Wales. Access charges are paid for access onto the track of other companies, and access charges under state and federal regimes continue to evolve because privatization of railways in Australia is recent. Where ARG pays access fees to others, if those fees are increased, ARG’s operating margins could be negatively affected. Conversely, if the federal government or respective state regulators determine that access fees charged to current or prospective third party rail freight operators by ARG in Western Australia or South Australia do not meet competitive standards, then ARG’s income from those fees could be negatively affected. When ARG operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where ARG operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network is not adequately maintained. Either risk could affect ARG’s results of operations and financial condition.

     The results of operations of the Company’s foreign operations are reported in the local currency — the Australian dollar, the Canadian dollar and the Mexican peso — and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s financial statements. The functional currency of the Company’s Bolivian operations is the U.S. dollar. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because the Company’s financial statements are stated in U.S. dollars, the translation effect of such fluctuations may affect the Company’s results of operations and financial position and may affect the comparability of the Company’s results between financial periods.

FORWARD-LOOKING STATEMENTS

     The information contained in this Report, including Management’s Discussion and Analysis (Part II, Item 7) contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted above under the caption “Risk Factors of Foreign Operations” as well as those noted in documents that the Company files from time to time with the Securities and Exchange Commission, such as Forms 10-K and 10-Q which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein.

The remainder of this page is intentionally left blank.

ITEM 2. PROPERTIES.

     The Company, through its subsidiaries and unconsolidated affiliates, currently has interests in twenty-eight railroads of which twenty-one are in the United States, three are in Canada, two are in Australia, one is in Mexico and one is in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company’s holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company’s railroads. Several of the Company’s railroads are operated under terms of leases or operating licenses in which the Company does not assume ownership of the track and the underlying land.

     The Company’s railroads operate over approximately 8,000 miles of track that is owned, jointly-owned or leased by the Company or its affiliates. The Company’s or its affiliates’ railroads also operate, through various trackage rights agreements, over approximately 2,700 miles of track that is owned or leased by others.

     The following table sets forth certain information as of March 24, 2002 with respect to the Company’s railroads:

RAILROAD AND LOCATION
UNITED STATES:	TRACK MILES	STRUCTURE	CONNECTING CARRIERS (1)

Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	153 (2)	Owned	BPRR, NS, CSX

Bradford Industrial Rail, Inc. (BR) Pennsylvania	4 (3)	Owned	BPRR

Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	279 (4)	Owned/Leased	ALY, BLE, BR, CN, CP, CSX, NS, PS, RSR, SB

The Dansville & Mount Morris Railroad Company (DMM) New York	8	Owned	GNWR

Genesee and Wyoming Railroad Company (GNWR) New York	26 (5)	Owned (5)	CP, DMM, RSR, NS, CSX

Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	224 (6)	Owned	BPRR, CSX, NS

Rochester & Southern Railroad, Inc. (RSR) New York	66 (7)	Owned	BPRR, CP, GNWR, CSX

Illinois & Midland Railroad, Inc. (IMR) Illinois	97 (8)	Owned	BNSF, IAIS, IC, NS, PPU, TPW, UP

Portland & Western Railroad, Inc. (PNWR) Oregon	211 (9)	Owned/Leased	BNSF, UP, WPRR, POTB

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	185 (10)	Leased	UP, PNWR, HLSC

Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	87 (11)	Owned/Leased	UP

Carolina Coastal Railway, Inc. (CLNA) North Carolina	17 (12)	Leased	NS

Commonwealth Railway, Inc. (CWRY) Virginia	17 (13)	Owned/Leased	NS

Talleyrand Terminal Railroad (TTR) Florida	10 (14)	Leased	NS, CSX

Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	26 (15)	Leased	UP, BNSF, TM

RAILROAD AND LOCATION
UNITED STATES:	TRACK MILES	STRUCTURE	CONNECTING CARRIERS (1)

Golden Isles Terminal Railroad, Inc. (GITM) Georgia	13 (16)	Leased	CSX, NS

Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1 (17)	Leased	CSX, NS

South Buffalo Railway (SB) New York	52	Owned	BPRR, CSX, NS, CP, CN

Penn Eastern Rail Lines, Inc. (PER) Pennsylvania	40 (18)	Owned	CSX, NS

St. Lawrence & Atlantic Railroad Company (SLR) Maine, Vermont	165 (18)	Owned	GRS, SLQ

York Railway Company (YRC) Pennsylvania	40 (18)	Owned	CSX, NS

CANADA:
St. Lawrence & Atlantic Railroad, Inc. (SLQ) Canada	95 (18)	Owned	CP, CN

Huron Central Railway, Inc. (HCR) Canada	179 (19)	Leased	CP, WC

Quebec Gatineau Railway, Inc. (QGRR) Canada	293 (20)	Owned/Leased	CP, CN

MEXICO:
Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) Mexico	960 (21)	Leased	Ferrosur

AUSTRALIA (equity accounting):
Australia Southern Railroad (ASR)	900 (22)	Owned/Leased

Australia Western Railroad (AWR)	3,286 (23)	Owned/Leased

BOLIVIA (equity accounting):

Ferrocarril Oriental, S.A. (Oriental) Bolivia	600 (24)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.

(2)	In addition, ALY operates by trackage rights over 3 miles of NS.

(3)	In addition, BR operates by trackage rights over 14 miles of BPRR.

(4)	Includes 92 miles under perpetual leases and 9 miles under a lease expiring in 2090. In addition, BPRR operates by trackage rights over 27 miles of CSX under an agreement expiring in 2018, and 83 miles of NS under an agreement expiring in 2027. The Company is seeking to rationalize approximately 58 miles of owned track that parallels track under the NS trackage rights agreement.

(5)	The operations of the GNWR have been realigned with those of RSR.

(6)	In addition, PS operates over 13 miles pursuant to an operating contract.

(7)	In addition, RSR has a haulage contract over 52 miles of CP.

(8)	In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP.

(9)	Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement, and 92 miles which was purchased in July, 1997. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.

(10)	All under lease expiring in 2013, with renewal options subject to both parties’ consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.

(11)	Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.

(12)	All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989.

(13)	Includes 12.5 miles under lease expiring in 2009.

(14)	All under lease expiring in 2002.

(15)	All under lease expiring in 2002.

(16)	All under lease expiring in 2002.

(17)	All under lease expiring in 2002.

(18)	Subsidiary of Emons Transportation Group, Inc., acquired February 22, 2002

(19)	All under lease expiring in 2017, with renewal options subject to both parties’ consent.

(20)	Consists of 275 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRR operates by trackage rights over 27 miles of CP.

(21)	All under a 30-year concession agreement operating on track structure which is owned by the state-owned rail company Ferronales. In addition, FCCM operates by trackage rights over 210 miles on Ferrosur (a recently privatized rail concession) and a government-owned line.

(22)	The track structure is owned by ARG. The land on which the track structure is built is leased from the State of South Australia for a term of 50 years with a conditional right of renewal for an additional 15 years. In addition, ASR operates over the 2,100 mile government-owned corridor between Melbourne and Perth under a trackage rights agreement.

(23)	ARG entered 49 year leases with the Government of Western Australia to operate the standard and narrow gauge freight railway infrastructure owned by the State. The lease obligations have been prepaid by ARG. ARG, in connection with the Westrail Freight acquisition, purchased certain rail yards, terminals, and other rail related maintenance facilities from the State.

(24)	All under a 40-year concession agreement operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

LEGEND OF CONNECTING CARRIERS

BLE	Bessemer and Lake Erie Railroad Company
BNSF	Burlington Northern Santa Fe Railway Company
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
GRS	Guilford Rail System
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
IC	Illinois Central Railroad Company
NS	Norfolk Southern Corp.
POTB	Port of Tillamook Bay Railroad
PPU	Peoria & Pekin Union Railway
SB	South Buffalo Railway Company
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
WC	Wisconsin Central

EQUIPMENT

     As of December 31, 2001, rolling stock of the Company’s North American operations consisted of 261 locomotives and 3,709 freight cars, some of which were owned and some of which were leased from third parties.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in certain lawsuits resulting from railroad and industrial switching operations, one of which had included the commencement of a criminal investigation that was resolved in 2001 with no charges arising. Management believes that the Company has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company’s results of operations or financial position.

On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR breached certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd’s previously owned Powerton Plant. The suit seeks unspecified compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and is vigorously defending against the suit. However, an adverse outcome of this lawsuit could have a material adverse effect on the Company’s financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The information concerning matters submitted to a vote of security holders required by this item is incorporated herein by reference to the Definitive Information Statement (Schedule 14C) filed by the Company on November 26, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 24, 1996, the Company’s Class A Common Stock began publicly trading and is quoted on the Nasdaq National Market. Its trading symbol is GNWR. The tables below show the range of high and low actual trade prices for the Company’s Class A Common Stock during each quarterly period of 2001, 2000 and 1999.

YEAR ENDED
DECEMBER 31, 2001	HIGH	LOW

1st Quarter	$13.055	$9.000
2nd Quarter	$14.600	$9.028
3rd Quarter	$17.966	$12.340
4th Quarter	$22.066	$15.000

YEAR ENDED
DECEMBER 31, 2000	HIGH	LOW

1st Quarter	$6.888	$5.278
2nd Quarter	$8.555	$6.333
3rd Quarter	$11.222	$7.111
4th Quarter	$14.222	$7.666

YEAR ENDED
DECEMBER 31, 1999	HIGH	LOW

1st Quarter	$6.555	$4.611
2nd Quarter	$5.166	$3.444
3rd Quarter	$6.777	$4.388
4th Quarter	$6.111	$5.000

     The Company’s Class B Common Stock is not publicly traded.

     The Company did not pay cash dividends in 2001, 2000 or 1999. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company’s business. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

     On March 22, 2002 there were 133 holders of record of the Company’s Class A Common Stock and 9 holders of record of the Company’s Class B Common Stock.

     During 2001, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the Act). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption included the recipients’ representations as to their investment intent with respect to such Securities and restrictions on the transfer of such Securities imposed by the Company.

     (1)  On January 11, 2001, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan for Outside Directors to purchase an aggregate of 4,500 shares of Class A Common Stock at an exercise price of $12.3333 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (2)  On April 6, 2001, the Company issued to an aggregate of 157 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 257,335 shares of Class A Common Stock at an exercise price of $10.5833 per share, and 14,391 shares of Class A Common Stock at an exercise price of $11.6417 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (3)  On July 28, 2001, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,250 shares of Class A Common Stock at an exercise price of $17.0333 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (4)  On July 30, 2001, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,250 shares of Class A Common Stock at an exercise price of $17.6667 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (5)  On September 7, 2001, the Company issued to an aggregate of two of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 29,250 shares of Class A Common Stock at an exercise price of $14.7733 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (6)  On September 11, 2001, the Company issued to one of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase 30,001 shares of Class A Common Stock at an exercise price of $14.5667 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (7) On October 26, 2001, the Company issued to two of its employees, in recognition of meritorious services rendered by them, 100 shares and 50 shares, respectively, of Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated income statement data and selected consolidated balance sheet data of the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, have been derived from the Company’s consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	YEAR ENDED DECEMBER 31,

INCOME STATEMENT DATA:	2001	2000	1999	1998	1997

Operating revenues	$173,576	$206,530	$175,586	$147,472	$103,643
Operating expenses	151,436	182,777	153,218	127,904	87,200
Income from operations	22,140	23,753	22,368	19,568	16,443
Interest expense	(10,049)	(11,233)	(8,462)	(7,071)	(3,349)
Gain on sale of 50% equity in Australian operations (1)	2,985	10,062	—	—	—
Other income, net	1,311	1,508	1,682	7,290	345
Income before income taxes, equity earnings and extraordinary item	16,387	24,090	15,588	19,787	13,439
Income taxes	6,166	10,569	2,175	7,708	5,441
Equity earnings (losses)	8,863	411	(618)	(645)	—
Income before extraordinary item	19,084	13,932	12,795	11,434	7,998
Extraordinary item	—	—	(262)	—	—
Net income	19,084	13,932	12,533	11,434	7,998
Preferred stock dividends and cost accretion	957	52	—	—	—
Net income available to common stockholders	$18,127	$13,880	$12,533	$11,434	$7,998
Basic earnings per common share:
Net income available to common stockholders before extraordinary item	$1.72	$1.42	$1.27	$0.98	$0.68
Extraordinary item	—	—	(0.03)	—	—
Net income	$1.72	$1.42	$1.24	$0.98	$0.68
Weighted average number of shares of common stock	10,509	9,779	10,104	11,671	11,813
Diluted earnings per common share:
Income before extraordinary item	$1.48	$1.38	$1.26	$0.97	$0.65
Extraordinary item	—	—	(0.03)	—	—
Net income	$1.48	$1.38	$1.23	$0.97	$0.65
Weighted average number of shares of common stock and equivalents	12,917	10,094	10,215	11,765	12,256
BALANCE SHEET DATA AT YEAR END:
Total assets	$402,519	$338,383	$303,940	$216,760	$210,532
Total debt	60,591	104,801	108,376	65,690	74,144
Convertible Preferred Stock	23,808	18,849	—	—	—
Stockholders’ equity	185,663	94,732	81,829	74,537	68,343

(1)  In 2001 and 2000, the Company recorded gains of $2.9 million and $10.1 million, respectively, resulting from the Company issuing shares of its Australian subsidiary at a price per share in excess of its book value investment in that subsidiary and the deconsolidation of that subsidiary. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of this transaction and its related impacts.

The remainder of this page is intentionally left blank.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

General

     The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industrial companies with extensive railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and ancillary rail services.

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

     When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. The Company completed the acquisition of South Buffalo Railway in the United States in October, 2001. The Company, through a 50% owned joint venture, completed an acquisition in Western Australia in December 2000, and through an investment in an unconsolidated affiliate, acquired an interest in a railroad in Bolivia in November 2000. Additionally, the Company completed two acquisitions, one in Canada and one in Mexico, in 1999. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

     The general downturn in economies in North America for 2001 has adversely affected the Company’s cyclical shipments of commodities such as paper products in Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as coal and salt are less affected by economic downturns and are more closely affected by the weather. The economic downturn has also impacted the Company’s customers and while a limited number of them have declared bankruptcy, their traffic volumes have remained largely unaffected and the impact on the collection of their receivables has not been significant to date.

     On February 14, 2002 and May 1, 2001, the Company announced three-for-two common stock splits in the form of 50% stock dividends distributed on March 14, 2002 to shareholders of record as of February 28, 2002, and on June 15, 2001 to shareholders of record as of May 31, 2001, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of both of the stock splits.

Expansion of Operations

United States

     On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $20.0 million in cash, including transaction costs and net of cash received in the acquisition, and $11.0 million of debt assumed. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, Quebec and Pennsylvania.

     On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs, and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million) less assumed current liabilities ($2.4 million) and assumed long-term liabilities ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price has been reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, are reflected in the December 31, 2001 balance sheet as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable could be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

     As contemplated with the acquisition, the Company will close the former South Buffalo headquarters office in March 2002 and has implemented an early retirement program under which 28 South Buffalo employees terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in goodwill. The majority of these costs were paid in 2001.

     The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001 (see Note 12 to Consolidated Financial Statements).

Australia

     On December 16, 2000, the Company, through its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia for approximately $334.4 million U.S. dollars including working capital. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight was composed of the freight operations of the formerly state-owned railroad of Western Australia.

     To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s 2.6% interest in the Asia Pacific Transport Consortium (APTC) – a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG (partially funded by a $20.0 million private placement of the Convertible Preferred with the Fund) while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term Australian dollar denominated non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from a its Australian bank credit facility.

     As a direct result of the ARG transaction, ASR stock options became immediately exercisable by key management of ASR and, as allowed under the provisions of the stock option plan, the option holders, in lieu of ASR stock, were paid an equivalent value in cash, resulting in a $4.0 million compensation charge to ASR earnings.

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

     On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. A related deferred income tax expense of $1.1 million was also recorded. In the second quarter of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s Australian dollar denominated non-interest bearing note which resulted in a $508,000 currency transaction loss.

     The combined gains totaling $13.8 million relating to the formation of ARG represented the difference between the recorded balance of the Company’s previously wholly owned investment in Australia, less investment amounts that the Company estimated would be reimbursed by ARG, and the value of those Australian operations when ARG was formed. In the fourth quarter of 2001, the Company, ARG and Wesfarmers reached agreement as to the level of acquisition-related costs to be reimbursed to both venture partners. Accordingly, in the fourth quarter of 2001, the Company recorded a $728,000 decrease to its previously recorded gains to reflect the lower than estimated reimbursed amount for acquisition-related costs.

     The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 16, 2000. Prior to its deconsolidation, ASR accounted for $37.6 million and $4.0 million of operating revenue and income from operations (excluding the $4.0 option buyout charge), respectively, for 2000 and $43.2 million and $6.6 million, respectively, for 1999.

Mexico

     In August 1999, the Company’s then wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase price included rolling stock, an advance payment on track improvements to be completed on the state-owned track property, an escrow payment, which was returned to the Company upon successful completion of the track improvements, and prepaid value-added taxes. A portion of the purchase price ($8.4 million) was also allocated to the 30-year operating license. As the track improvements were made, the related costs were reclassified into the property accounts as leasehold improvements and are now being amortized over the improvements’ estimated useful lives. Pursuant to the acquisition, employee termination payments of $1.0 million were made to former state employees and approximately 55 employees who the Company retained upon acquisition but terminated as part of its plan to reduce operating costs after September 30, 1999. All payments were made during the fourth quarter of 1999 and are considered a cost of the acquisition.

     On December 7, 2000, in conjunction with the refinancing of FCCM and its parent company, GW Servicios, S.A. de C.V. (Servicios) (see Note 9 to Consolidated Financial Statements), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company’s book value per share investment was recorded directly to paid-in capital in 2000.

Canada

     On April 15, 1999, the Company acquired Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company’s ownership of GRO to 95% from the 47.5% acquired in 1997. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, committed to pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 180,000 shares of the Company’s Class A Common Stock at an exercise price of $3.83 per share. Exercise of the option is contingent on the Company’s recovery of its capital investment in GRO (after payoff of existing GRO debt) including debt assumed if the Company were to sell GRO, and upon certain GRO income performance measures which have not yet been met. The transaction was accounted for as a purchase and resulted in $2.8 million of initial goodwill which was being amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO were initially consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. During the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 paid in 2001 and due in 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method and recorded an equity loss of $618,000 in 1999.

South America

     On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55% from its original indirect 0.68% interest acquired in September 1999. On July 24, 2001, the Company increased its indirect equity interest in Oriental to 22.89% with an additional investment of $246,000. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.9 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million (90% of $12.0 million) at an adjustable interest rate dependent on operating results of Oriental, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from Oriental related to its full year 2000 earnings. Such dividends of $617,000 were received in March 2001. The full value of the non-recourse debt of the Company’s unconsolidated subsidiary ($12.0 million as of December 31, 2001) bears interest, based on the availability of dividends received from Oriental, between a floor of 4% and a ceiling of 7.67%. The debt effectively bore interest of 6.12% throughout 2001 and is due in annual installments through 2003. Such installments and interest are primarily funded by dividends received from Oriental, with any shortages (which are expected for 2002 payments) to be funded by the Company and its partner. The Company accounts for its indirect interest in Oriental under the equity method of accounting.

The remainder of this page is intentionally left blank.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated Operating Revenues

     Consolidated operating revenues (which exclude revenues from the Company’s equity investees) were $173.6 million in the year ended December 31, 2001 compared to $206.5 million in the year ended December 31, 2000, a net decrease of $33.0 million or 16.0%. The net decrease was attributable to a $37.6 million decrease due to the deconsolidation of Australian railroad operations as of December 16, 2000 and a $275,000 net decrease on existing North American railroad operations, offset by a $3.4 million increase in North American railroad revenues from the October 1, 2001 acquisition of South Buffalo, and a $1.5 million increase in industrial switching revenues.

     The following two sections provide information on railroad revenues for North America and industrial switching revenues in the United States.

North American Railroad Operating Revenues

     Operating revenues had a net increase of $3.1 million, or 2.0%, to $161.4 million in the year ended December 31, 2001 of which $129.9 million were freight revenues and $31.6 million were non-freight revenues. Operating revenues in the year ended December 31, 2000 were $158.3 million of which $126.4 million were freight revenues and $31.9 million were non-freight revenues. The net increase in operating revenue was attributable to a $3.5 million increase in freight revenues which consisted of $2.8 million in freight revenue from South Buffalo and a $643,000 increase on existing North American railroad operations, offset by a $362,000 decrease in non-freight revenues which consisted of $556,000 in non-freight revenue from South Buffalo offset by a $918,000 decrease on existing North American railroad operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2001 and 2000:

The remainder of this page is intentionally left blank.

North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2001 and 2000
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenue
									Per
	Freight Revenues					Carloads			Carload

Commodity Group	2001	% of Total	2000	% of Total	2001	% of Total	2000	% of Total	2001	2000

Coal, Coke & Ores	$28,081	21.6%	$25,987	20.6%	128,286	33.1%	117,189	31.2%	$219	$222
Minerals & Stone	19,439	15.0%	17,901	14.2%	43,615	11.2%	42,146	11.2%	446	425
Pulp & Paper	18,663	14.4%	19,653	15.6%	49,033	12.6%	51,753	13.8%	381	380
Petroleum Products	16,971	13.1%	18,221	14.4%	27,541	7.1%	30,075	8.0%	616	606
Metals	11,239	8.7%	10,069	8.0%	40,679	10.5%	36,554	9.7%	276	275
Farm & Food Products	10,008	7.7%	9,653	7.6%	28,205	7.3%	27,710	7.4%	355	348
Lumber & Forest Products	8,846	6.8%	7,827	6.2%	26,727	6.9%	25,426	6.8%	331	308
Chemicals-Plastics	8,359	6.4%	8,800	7.0%	16,574	4.3%	16,985	4.5%	504	518
Autos & Auto Parts	2,499	1.9%	3,148	2.5%	5,283	1.4%	5,849	1.6%	473	538
Other	5,756	4.4%	5,113	3.9%	22,040	5.6%	21,438	5.8%	261	239

Totals	$129,861	100.0%	$126,372	100.0%	387,983	100.0%	375,125	100.0%	335	337

     Coal, Coke and Ores revenue increased by $2.1 million, or 8.1%, primarily due to hauling additional carloads of Coal on existing railroad operations for customers operating in the electric utility industry.

     Minerals and Stone revenue increased by $1.5 million, or 8.6%, primarily due to hauling additional carloads of Salt on existing railroad operations as the result of a new salt mine customer which began shipping in May 2001.

     Pulp and Paper revenue decreased by $1.0 million, or 5.0%, primarily due to a decrease of 2,720 carloads hauled in 2001 resulting from a business decline in the Pulp and Paper industries located on the Company’s Oregon, New York-Pennsylvania and Canada railroad operations.

     Petroleum Products revenue decreased by $1.3 million, or 6.9%, primarily due to a decrease of 2,534 carloads hauled in 2001 for Petroleum Products industries located on the Company’s Mexico railroad operations due to a weakening Mexican economy and shifting traffic patterns.

     Metals revenue increased by a net $1.2 million, or 11.6%, primarily due to $1.4 million in freight revenue from South Buffalo, offset by a $222,000 decrease on existing railroad operations.

     Lumber and Forest Products revenue increased by $1.0 million, or 13.0%, primarily due to an increase of 1,301 carloads hauled in 2001 for lumber and forest products industries located on the Company’s Oregon and New York-Pennsylvania railroad operations.

     Freight revenues from all remaining commodities reflected a net decrease of $92,000, after consideration of $1.4 million of mostly Auto and Auto Parts revenue from South Buffalo during its 13 weeks of operations as part of the Company.

     Total North American carloads were 387,983 in the year ended December 31, 2001 compared to 375,125 in the year ended December 31, 2000, an increase of 12,858 or 3.4%. The increase of 12,858, consisted of 9,652 carloads from South Buffalo and 10,584 carloads of coal on existing railroad operations, offset by a net decrease of 7,378 carloads in all other commodities combined on existing railroad operations.

     The overall average revenue per carload decreased to $335 in the year ended December 31, 2001, compared to $337 per carload in the year ended December 31, 2000, a decrease of 0.6%, due primarily to a 1.4% decrease in per carload revenues attributable to coal resulting from volume discounts.

     North American non-freight railroad revenues were $31.6 million in the year ended December 31, 2001, compared to $31.9 million in the year ended December 31, 2000, a decrease of $362,000, or 1.1%, which consisted of $556,000 in non-freight revenue from South Buffalo offset by a $918,000 decrease on existing North American railroad operations. The following table compares North American non-freight revenues for the years ended December 31, 2001 and 2000:

North American Railroad
Non-Freight Operating Revenues Comparison
Years Ended December 31, 2001 and 2000
(dollars in thousands)

		% of		% of
		Non-freight		Non-freight
	2001	Total	2000	Total

Railroad switching	$8,785	27.8%	$11,340	35.5%
Car hire and rental income	7,484	23.7%	7,969	24.9%
Car repair services	3,135	9.9%	3,019	9.5%
Other operating income	12,180	38.6%	9,618	30.1%
Total non-freight revenues	$31,584	100.0%	$31,946	100.0%

     The net decrease of $2.6 million in railroad switching revenues is primarily attributable to a decrease of $3.1 million from passenger train operations in Mexico, offset by an increase of $531,000 in switching revenues from operations in the United States of which $413,000 is revenue from South Buffalo.

     The increase of $2.6 million in other operating income is primarily attributable to a $1.1 million increase in storage and demurrage of which $93,000 is revenue from South Buffalo and $1.0 million is from existing railroad operations, and a $1.1 million increase in other income. The increase in other income consists primarily of a $420,000 increase in management fee revenue on existing railroad operations related to coal unloading facilities, and $398,000 of revenue from the Company’s start-up logistics operation, Speedlink, for which operations were discontinued in September 2001.

U.S. Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $12.1 million in the year ended December 31, 2001 compared to $10.6 million in the year ended December 31, 2000, an increase of $1.5 million, or 14.7%, due primarily to the addition of several new switching contracts in 2001.

     Consolidated Operating Expenses

     Consolidated operating expenses for all operations were $151.4 million in the year ended December 31, 2001, compared to $182.8 million in the year ended December 31, 2000, a net decrease of $31.4 million, or 17.1%. The decrease was attributable to a $37.7 million decrease due to the deconsolidation of Australian railroad operations on December 16,2000, offset by a $5.0 million increase in North American railroad operating expenses of which $2.4 million was attributable to the Company’s start-up logistics operation, Speedlink, for which operations were discontinued in September 2001, $1.9 million resulted from the October 1, 2001 acquisition of South Buffalo, $747,000 was from an increase on North American railroad operations, and $1.3 million was from an increase in industrial switching operating expenses.

Operating Ratios

     The Company’s consolidated operating ratio improved to 87.2% in the year ended December 31, 2001 from 88.5% in the year ended December 31, 2000. The operating ratio for North American railroad operations declined to 86.6% in the year ended December 31, 2001 from 85.1% in the year ended December 31, 2000. The operating ratio for U.S. industrial switching operations improved to 96.0% in the year ended December 31, 2001 from 97.7% in the year ended December 31, 2000. The operating ratio for Australian railroad operations was 89.4% in 2000 (excluding the $4.0 million stock option charge).

     The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

North American Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the years ended December 31, 2001 and 2000:

North American Railroad
Operating Expense Comparison
Years Ended December 31, 2001 and 2000
(dollars in thousands)

	2001		2000

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$55,902	34.7%	$54,212	34.2%
Equipment rents	19,675	12.2%	19,787	12.5%
Purchased services	11,942	7.4%	10,805	6.8%
Depreciation and amortization	12,139	7.5%	11,068	7.0%
Diesel fuel	11,596	7.2%	12,888	8.1%
Casualties and insurance	6,779	4.3%	6,111	3.9%
Materials	10,560	6.5%	10,226	6.5%
Other expenses	11,200	6.6%	9,677	6.1%

Total operating expenses	$139,793	86.4%	$134,774	85.1%

     Labor and benefits expense increased $1.7 million, or 3.1%, of which $945,000 was attributable to South Buffalo, $252,000 was attributable to the Company’s start-up logistics operation, Speedlink, for which operations were discontinued in September 2001, and $493,000 was on existing North American operations.

     Purchased services increased a net $1.1 million, or 10.5%, of which $139,000 was attributable to South Buffalo and $1.3 million was attributable to Speedlink, offset by a $334,000 decrease on existing North American operations.

     Depreciation and amortization expense increased $1.1 million, or 9.7%, of which $150,000 was attributable to South Buffalo and $921,000 was on existing North American operations. Pursuant to adopting SFAS No. 142 on January 1, 2002, goodwill will no longer be amortized (see Note 21 to Consolidated Financial Statements).

     Diesel fuel expense decreased a net $1.3 million, or 10.0%, of which $1.4 million was a decrease on existing North American operations resulting primarily from decreased fuel prices in 2001, offset by $52,000 of expense attributable to South Buffalo.

     All remaining operating expenses combined increased $2.4 million, or 5.3%, of which $625,000 was attributable to South Buffalo, $839,000 was attributable to Speedlink, and $1.0 million was on existing North American operations.

U.S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company’s industrial switching operating expenses in the years ended December 31, 2001 and 2000:

U.S. Industrial Switching
Operating Expense Comparison
Years Ended December 31, 2001 and 2000
(dollars in thousands)

	2001		2000

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$8,061	66.4%	$6,419	60.7%
Equipment rents	289	2.4%	239	2.3%
Purchased services	392	3.2%	335	3.2%
Depreciation and amortization	617	5.1%	658	6.2%
Diesel fuel	464	3.8%	542	5.1%
Casualties and insurance	294	2.4%	529	5.0%
Materials	702	5.8%	643	6.1%
Other expenses	824	6.9%	970	9.1%

Total operating expenses	$11,643	96.0%	$10,335	97.7%

     Labor and benefits expense increased $1.6 million, or 25.6%, due primarily to the addition of several new switching contracts in 2001.

     All other expenses were $3.6 million in the year ended December 31, 2001, compared to $3.9 million in the year ended December 31, 2000, a decrease of

$334,000, or 8.5%, due primarily to a $235,000 net decrease in casualties and insurance which resulted from the settlement of a long-standing claim for $350,000 less than the Company’s recorded accrual, offset by a $115,000 increase in actual 2001 casualties and insurance expense.

     Interest Expense

     Interest expense in the year ended December 31, 2001, was $10.0 million compared to $11.2 million in the year ended December 31, 2000, a decrease of $1.2 million, or 10.5%, primarily due to a decrease in debt and lower interest rates in 2001, offset by new borrowings to acquire South Buffalo.

     Gain on 50% Sale of Australia Southern Railroad

     The Company recorded a non-cash gain of $10.1 million upon the issuance of shares of ASR at a price per share in excess of its book value per share investment in ASR in December 2000 and a related net $3.0 million increase of that gain in 2001 (see Note 3 to Consolidated Financial Statements).

     Valuation Adjustment of U.S. Dollar Denominated Foreign Debt

     Amounts outstanding under the Company’s credit facilities which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

     Other Income, Net

     Other income, net, in the year ended December 31, 2001, was $1.4 million compared to $3.0 million in the year ended December 31, 2000, a decrease of $1.6 million, or 53.3%. Other income, net, in the year ended December 31, 2001 consists primarily of interest income of $1.1 million and gain on asset sales of $814,000, offset by currency losses of $508,000 on Australian dollar denominated receivables. Other income, net, in the year ended December 31, 2000, consisted primarily of interest income of $2.3 million. The decrease in interest income in the year ended December 31, 2001, is primarily due to a partial year of earnings compared to a full year of earnings in the year ended December 31, 2000 on a special deposit at the Company’s Mexican subsidiary.

     Income Taxes

     The Company’s effective income tax rate in the years ended December 31, 2001 and 2000 was 37.6% and 43.9%, respectively. The decrease in 2001 is partially attributable to a lower Australian income tax rate (30%) recorded on the $3.0 million one-time gain on the sale of 50% of its interest in APTC. The 2000 rate was impacted by a $6.6 million non-cash deferred tax expense related to the financial reporting versus tax basis difference in the Company’s investment in Australia which resulted from the deconsolidation of those operations, and a $1.0 million reduction in the valuation allowance established in 1999 against the positive impact of a favorable tax law change in Australia. Without the impact of these items, the Company’s effective income tax rate in the year ended December 31, 2000, was 35.8%.

     Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates in the year ended December 31, 2001, were $8.9 million compared to $411,000 in the year ended December 31, 2000, an increase of $8.5 million. Equity earnings in the year ended December 31, 2001, consist of $8.5 million from Australian Railroad Group and $412,000 from South America affiliates. Equity earnings in the year ended December 31, 2000, consist of $261,000 from Australian Railroad Group for the period of December 17 through December 31, 2000, and $150,000 from South America affiliates for the period of November 6 through December 31, 2000.

     Net Income and Earnings Per Share

     The Company’s net income for the year ended December 31, 2001, was $19.1 million compared to net income in the year ended December 31, 2000, of $13.9 million, an increase of $5.2 million, or 37.0%. The increase in net income is the net result of an increase in equity earnings of unconsolidated affiliates of $8.5 million and a decrease in the net loss of industrial switching of $83,000, offset by a decrease in net income from existing North American railroad operations of $3.2 million and a decrease in net income from Australian railroad operations of $204,000 due to its deconsolidation.

     Basic and Diluted Earnings Per Share in the year ended December 31, 2001, were $1.72 and $1.48, respectively, on weighted average shares of 10.5 million and 12.9 million, respectively, compared to $1.42 and $1.38, respectively, on weighted average shares of 9.8 million and 10.1 million in the year ended December 31, 2000. The earnings per share and weighted average shares outstanding for the years ended December 31, 2001 and 2000 are adjusted for the impact of the March 14, 2002 and June 15, 2001 stock splits (see Note 2 to Consolidated Financial Statements). The increase in weighted average shares outstanding for Basic Earnings Per Share of 731,000 is primarily attributable to the exercise of employee stock options in 2001, and the impact of the December 21, 2001, offering of common stock (see Note 11 to Consolidated Financial Statements). The increase in weighted average shares outstanding for Diluted Earnings Per Share of 2.8 million is primarily attributable to the above impact and the dilutive impact of the common stock equivalents associated with the Redeemable Convertible Preferred Stock issued in December 2001 and December 2000, (26,802 and 1,956,522 weighted average shares, respectively), and the dilutive impact of unexercised employee and director stock options as a result of an increase in the market price of the Company’s stock in 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Consolidated Operating Revenues

     Consolidated operating revenues (which exclude revenues from the Company’s equity investees) were $206.5 million in the year ended December 31, 2000, compared to $175.6 million in the year ended December 31, 1999, a net increase of $30.9 million, or 17.6%. The net increase was attributable to a $37.2 million increase in North American railroad revenues of which $23.8 million was attributable to a full year of railroad operations in Mexico compared to four months of railroad operations in Mexico in the 1999 period, $10.2 million was attributable to a full year of railroad operations in Canada compared to eight and one-half months of railroad operations in Canada in the 1999 period, and $3.2 million was on existing North American operations, offset by a $5.5 million decrease in revenues from Australian railroad operations and a $768,000 decrease in industrial switching revenues.

     The following three sections provide information on railroad revenues for North American and Australian railroad operations, and industrial switching revenues in the United States. Australian railroad operations were deconsolidated starting December 17, 2000.

     North American Railroad Operating Revenues

     Operating revenues increased $37.2 million, or 30.7%, to $158.3 million in the year ended December 31, 2000, of which $126.4 million were freight revenues and $31.9 million were non-freight revenues. Operating revenues in the year ended December 31, 1999, were $121.1 million, of which $95.5 million were freight revenues and $25.6 million were non-freight revenues. The increase was attributable to a $30.7 million increase in freight revenues and a $6.5 million increase in non-freight revenues. The increase of $30.7 million in North American freight revenues consisted of $20.7 million in freight revenues attributable to a full year of railroad operations in Mexico, $8.6 million in freight revenues attributable to a full year of railroad operations in Canada, and $1.4 million on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2000 and 1999:

North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2000 and 1999
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload

Commodity Group	2000	% of Total	1999	% of Total	2000	% of Total	1999	% of Total	2000	1999

Coal, Coke & Ores	$25,987	20.6%	$24,779	25.9%	117,189	31.2%	94,140	31.4%	$222	$263
Pulp & Paper	19,653	15.6%	14,867	15.6%	51,753	13.8%	39,952	13.3%	380	372
Petroleum Products	18,221	14.4%	10,210	10.7%	30,075	8.0%	20,206	6.7%	606	505
Minerals & Stone	17,901	14.2%	7,905	8.3%	42,146	11.2%	23,667	7.9%	425	334
Metals	10,069	8.0%	8,156	8.5%	36,554	9.7%	30,614	10.2%	275	266
Farm & Food Products	9,653	7.6%	5,831	6.1%	27,710	7.4%	19,898	6.6%	348	293
Chemicals-Plastics	8,800	7.0%	8,169	8.6%	16,985	4.5%	16,039	5.4%	518	509
Lumber & Forest Products	7,827	6.2%	8,304	8.7%	25,426	6.8%	28,627	9.6%	308	290
Autos & Auto Parts	3,148	2.5%	2,491	2.6%	5,849	1.6%	4,790	1.6%	538	520
Other	5,113	3.9%	4,825	5.0%	21,438	5.8%	22,024	7.3%	239	219

Totals	$126,372	100.0%	$95,537	100.0%	375,125	100.0%	299,957	100.0%	337	319

     Revenues from hauling Coal increased by $1.2 million, or 4.9%, of which $77,000 was attributable to a full year of railroad operations in Canada, and $1.1 million was on existing North American operations. The increase on existing railroad operations was primarily attributable to freight revenues for two new customers in the 2000 period. The average revenue per carload for coal decreased by 15.6% due to lower revenue per carload for the new customers, and freight rate reductions on certain existing traffic.

     Pulp and Paper revenues increased by $4.8 million, or 32.2%, of which $306,000 was attributable to a full year of railroad operations in Mexico, $2.9 million was attributable to a full year of railroad operations in Canada, and $1.6 million was on existing North American operations.

     Petroleum Products revenues increased by $8.0 million, or 78.5%, of which $7.1 million was attributable to a full year of railroad operations in Mexico, $33,000 was attributable to a full year of railroad operations in Canada, and $868,000 was on existing North American operations.

     Minerals and Stone revenues increased by $10.0 million, or 126.5%, of which $8.9 million was attributable to a full year of railroad operations in Mexico, $237,000 was attributable to a full year of railroad operations in Canada, and $887,000 was on existing North American operations.

     Farm and Food Products increased by a net $3.8 million, or 65.5%, of which $2.2 million was attributable to a full year of railroad operations in Mexico and $1.7 million was attributable to a full year of railroad operations in Canada, offset by a decrease of $103,000 on existing North American operations.

     Freight revenues from all remaining commodities reflected a net increase of $3.0 million, or 9.4%, of which $2.3 million was attributable to a full year of railroad operations in Mexico, $3.7 million was attributable to a full year of railroad operations in Canada, offset by a net decrease of $3.0 million on existing North American operations. The net decrease on existing North American operations was primarily due to decreases in revenues from Lumber and Forest Products of $1.5 million, Chemicals and Plastics of $698,000, and Other of $1.5 million, offset by increases in Metals of $293,000 and Autos and Auto Parts of $436,000.

     Total North American carloads were 375,125 in the year ended December 31, 2000, compared to 299,957 in the year ended December 31, 1999, an increase of 75,168, or 25.1%. The increase of 75,168 consisted of 29,914 carloads attributable to a full year of railroad operations in Mexico, 24,962 carloads attributable to a full year of railroad operations in Canada, and a net increase of 20,292 carloads on existing North American railroad operations of which 23,049 were coal offset by a net decrease of 2,757 in all other commodities.

     The overall average revenue per carload increased to $337 in the year ended December 31, 2000, compared to $319 per carload in the year ended December 31, 1999, an increase of 5.6% due primarily to higher per carload revenues attributable to Canada and Mexico carloads offset by a decrease on existing North American railroad operations carloads.

     North American non-freight railroad revenues were $31.9 million in the year ended December 31, 2000, compared to $25.6 million in the year ended December 31, 1999, an increase of $6.3 million, or 25.0%. The increase of $6.3 million in North American non-freight revenues consisted of $3.1 million attributable to a full year of operations in Mexico, $1.5 million attributable to a full year of operations in Canada, and $1.7 million in non-freight revenues on existing North American operations. The following table compares North American non-freight revenues for the years ended December 31, 2000 and 1999:

North American Railroad
Non-Freight Operating Revenue Comparison
Years Ended December 31, 2000 and 1999
(dollars in thousands)

		% of		% of
		Non-freight		Non-freight
	2000	Total	1999	Total

Railroad switching	$11,340	35.5%	$6,818	26.7%
Car hire and rental income	7,969	24.9%	7,981	31.2%
Car repair services	3,019	9.5%	2,346	9.2%
Other operating income	9,618	30.1%	8,411	32.9%

Total non-freight revenues	$31,946	100.0%	$25,556	100.0%

     The increase of $4.5 million in railroad switching revenues is primarily attributable to a full year of railroad operations in Mexico.

     Australian Railroad Operating Revenues

     Operating revenues were $37.6 million in the period ended December 16, 2000, compared to $43.2 million in the year ended December 31, 1999, a decrease of $5.6 million, or 12.8%. The Company deconsolidated its Australian subsidiary as part of the ARG transaction on December 17, 2000. The decrease was the result of a decrease in freight revenues from Australian railroad operations of $5.2 million, or 13.5%, and a decrease in non-freight revenues of $284,000, or 6.3%. The decrease in Australian operating revenues is due to the December 17 deconsolidation and the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period. The weighted average currency exchange rate in the year ended December 31, 2000 was $0.5828 compared to $0.6449 in the year ended December 31, 1999, a decrease of $0.0621, or 9.6%. The following table outlines Australian freight revenues for the two periods:

Australian Freight Revenues by Commodity
Periods Ended December 16, 2000 and December 31, 1999
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues				Carloads				Carload

				%of
Commodity Group	2000	% of Total	1999	Total	2000	% of Total	1999	% of Total	2000	1999

Hook and Pull (Haulage)	$14,905	44.6%	$17,533	45.4%	51,165	21.3%	52,407	31.3%	$291	$335
Grain	9,009	27.0%	13,588	35.2%	34,875	14.5%	48,781	29.1%	258	279
Iron Ore	3,754	11.2%	350	0.9%	99,544	41.4%	8,069	4.8%	38	43
Gypsum	2,417	7.2%	2,861	7.4%	40,841	17.0%	40,304	24.1%	59	71
Marble	1,788	5.4%	2,034	5.3%	8,171	3.4%	8,343	5.0%	219	244
Lime	1,451	4.3%	1,531	4.0%	4,182	1.7%	4,662	2.8%	347	328
Coal	—	0.0%	664	1.7%	—	0.0%	4,317	2.6%	—	154
Other	96	0.3%	88	0.1%	1,596	0.7%	603	0.3%	60	146

Total	$33,420	100.0%	$38,649	100.0%	240,374	100.0%	167,486	100.0%	139	231

     The net decrease of $5.2 million in Australian freight revenues was primarily attributable to the December 17 deconsolidation and the 9.6% depreciation of the Australian dollar. Decreases in revenues from Grain of $4.6 million, Hook and Pull of $2.6 million, Coal of $664,000, and all remaining commodities except Iron Ores of $762,000, were primarily due to the deconsolidation and depreciation. Grain revenues for 1999 also reflect the strong harvest experienced during the 1998/99 season. There were no freight revenues from coal in the 2000 period due to the non-renewal of a coal contract. The increase of $3.4 million from the shipment of Iron Ores was from a new customer that began shipments in the forth quarter of 1999.

     Australian carloads were 240,374 in the period ended December 16, 2000, compared to 167,486 in the year ended December 31, 1999, an increase of 72,888, or 43.5%. The net increase of 72,888 was primarily the result of increases of 91,475 carloads from the shipment of Iron Ores and 537 carloads from the shipment of Gypsum, offset by decreases in carloads from Grain, Coal, and all other commodities of 13,906, 4,317, and 901, respectively.

     The overall average revenue per carload decreased to $139 in the period ended December 16, 2000, compared to $231 per carload in the year ended December 31, 1999. The decrease is primarily due to the significantly higher number of carloads of lower revenue per carload Iron Ore, and the depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period.

     Australian non-freight revenues were $4.2 million in the period ended December 16, 2000, compared to $4.5 million in the year ended December 31, 1999, a decrease of $284,000, or 6.3%.

     U.S. Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $10.6 million in the year ended December 31, 2000, compared to $11.3 million in the year ended December 31, 1999, a decrease of $768,000, or 6.8%, due primarily to the Company’s decision to exit an unprofitable switching contract in May, 1999.

     Consolidated Operating Expenses

     Consolidated operating expenses for all operations were $182.8 million in the year ended December 31, 2000, compared to $153.2 million in the year ended December 31, 1999, a net increase of $29.6 million, or 19.3%. Expenses attributable to North American railroad operations were $134.8 million in the year ended December 31, 2000, compared to $105.2 million in the year ended December 31, 1999, an increase of $29.6 million, or 28.1%, of which $17.5 million are operating expenses attributable to a full year of railroad operations in Mexico compared to four months of railroad operations in Mexico in the 1999 period, $8.1 million are operating expenses attributable to a full year of railroad operations in Canada compared to eight and one-half months of railroad operations in Canada in the 1999 period, and $4.0 million are operating expenses on existing North American operations. Expenses attributable to operations in Australia were $37.7 million in 2000, compared to $36.6 million in 1999, an increase of $1.1 million, or 2.9%. Expenses attributable to U.S. industrial switching were $10.3 million in the year ended December 31, 2000, compared to $11.4 million in the year ended December 31, 1999, a decrease of $1.1 million, or 9.6%.

Operating Ratios

     The Company’s consolidated operating ratio increased to 88.5% in the year ended December 31, 2000 from 87.3% in the year ended December 31, 1999. The operating ratio for North American railroad operations decreased to 85.1% in the year ended December 31, 2000 from 86.9% in the year ended December 31, 1999. The operating ratio for Australian railroad operations increased to 100.1% in 2000 from 84.8% in 1999. The operating ratio for U.S. industrial switching operations decreased to 97.7% in the year ended December 31, 2000 from 100.8% in the year ended December 31, 1999.

     The following three sections provide information on railroad expenses for North American and Australian railroad operations, and industrial switching expenses in the United States. Australian railroad operations were deconsolidated starting December 17, 2000.

     North American Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the years ended December 31, 2000 and 1999:

North American Railroad
Operating Expense Comparison
Years Ended December 31, 2000 and 1999
(dollars in thousands)

	2000		1999

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$54,212	34.2%	$38,819	32.1%
Equipment rents	19,787	12.5%	13,768	11.4%
Purchased services	10,805	6.8%	7,996	6.6%
Depreciation and amortization	11,068	7.0%	9,649	8.0%
Diesel fuel	12,888	8.1%	6,357	5.2%
Casualties and insurance	6,111	3.9%	4,172	3.4%
Materials	10,226	6.5%	8,503	7.0%
Other expenses	9,677	6.1%	15,929	13.2%

Total operating expenses	$134,774	85.1%	$105,193	86.9%

     Labor and benefits expense increased $15.4 million, or 39.7%, of which $7.5 million was attributable to a full year of railroad operations in Mexico, $2.2 million was attributable to a full year of railroad operations in Canada, and $5.7 million was on existing North American operations.

     Equipment rents increased $6.0 million, or 43.7%, of which $994,000 was attributable to a full year of railroad operations in Mexico, $1.8 million was attributable to a full year of railroad operations in Canada, and $3.2 million was on existing North American operations.

     Purchased services increased $2.8 million, or 35.1%, of which $1.8 million was attributable to a full year of railroad operations in Mexico, $955,000 was attributable to a full year of railroad operations in Canada, and $81,000 was on existing North American operations.

     Depreciation and amortization expense increased $1.4 million, or 14.7%, of which $1.3 million was attributable to a full year of railroad operations in Mexico and $512,000 was attributable to a full year of railroad operations in Canada, offset by a decrease of $434,000 on existing North American operations.

     Diesel fuel expense increased $6.5 million, or 102.7%, of which $2.4 million was attributable to a full year of railroad operations in Mexico, $1.8 million was attributable to a full year of railroad operations in Canada, and $2.3 million was on existing North American operations. The increase on existing railroad operations was due primarily to increased fuel oil prices in 2000 and secondarily to increased fuel consumption resulting from an increase in carloads on existing operations.

     Casualties and insurance expense increased $1.9 million, or 46.5%, of which $1.4 million was attributable to a full year of railroad operations in Mexico, $19,000 was attributable to a full year of railroad operations in Canada, and $565,000 was on existing North American operations.

     Materials expense increased $1.7 million, or 20.3%, of which $1.5 million was attributable to a full year of railroad operations in Mexico and $231,000 was on existing North American operations, offset by a $48,000 decrease attributable to Canada. The decrease attributable to Canada is due primarily to increased capital work in the 2000 period compared to a higher level of maintenance work in the 1999 period.

     Other expenses were $9.7 million in the year ended December 31, 2000, compared to $15.9 million in the year ended December 31, 1999, a net decrease of $6.2 million, or 39.2%. The net decrease of $6.2 million consists of an increase of $531,000 attributable to a full year of railroad operations in Mexico, $800,000 attributable to a full year of railroad operations in Canada, offset by a $7.6 million decrease on existing North American operations.

Australian Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s Australian railroad operating expenses in the periods ended December 16, 2000 and December 31, 1999:

Australian Railroad
Operating Expense Comparison
Periods Ended December 16, 2000 and December 31, 1999
(dollars in thousands)

	2000		1999

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$5,266	14.0%	$5,443	12.6%
Equipment rents	210	0.6%	367	0.9%
Purchased services	11,947	31.7%	12,116	28.1%
Depreciation and amortization	2,254	6.0%	2,157	5.0%
Diesel fuel	6,672	17.7%	8,186	19.0%
Casualties and insurance	1,415	3.8%	1,635	3.8%
Materials	1,492	4.0%	1,861	4.3%
Other expenses	4,397	11.7%	4,833	11.1%
Stock option charge	4,015	10.6%	—	0.0%

Total operating expenses	$37,668	100.1%	$36,598	84.8%

     Operating expenses (exclusive of a $4.0 million stock option charge) decreased by $2.9 million in 2000 primarily due to the December 17 deconsolidation and the 9.6% depreciation of the Australian dollar against the U.S. dollar in the 2000 period compared to the 1999 period.

     As a direct result of the Company’s contribution of ASR to ARG, ASR stock options became immediately exercisable by the option holders and, as allowed under the provisions of the stock option plan, the option holders, in lieu of ASR stock, were paid an equivalent value in cash, resulting in a $4.0 million pre-tax compensation charge to ASR earnings.

U.S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company’s industrial switching operating expenses in the years ended December 31, 2000 and 1999:

U.S. Industrial Switching
Operating Expense Comparison
Years Ended December 31, 2000 and 1999
(dollars in thousands)

	2000		1999

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$6,419	60.7%	$7,945	70.1%
Equipment rents	239	2.3%	187	1.6%
Purchased services	335	3.2%	476	4.2%
Depreciation and amortization	658	6.2%	768	6.8%
Diesel fuel	542	5.1%	421	3.7%
Casualties and insurance	529	5.0%	971	8.6%
Materials	643	6.1%	743	6.6%
Other expenses	970	9.1%	(84)	(0.8%)

Total operating expenses	$10,335	97.7%	$11,427	100.8%

     Labor and benefits expense decreased $1.5 million, or 19.2%, due primarily to the Company’s decision to exit an unprofitable switching contract in May, 1999.

     All other expenses were $3.9 million in the year ended December 31, 2000, compared to $3.5 in the year ended December 31, 1999, an increase of $434,000, or 12.5%.

Interest Expense

     Interest expense in the year ended December 31, 2000, was $11.2 million compared to $8.5 million in the year ended December 31, 1999, an increase of $2.7 million, or 32.7%, primarily due to the increase in debt used to fund acquisitions in 1999 and investments in unconsolidated affiliates in 2000.

Gain on 50% Sale of Australia Southern Railroad

     The Company recorded a non-cash gain of $10.1 million upon the issuance of shares of ASR at a price per share in excess of its book value per share investment in ASR in December 2000 (see Note 3 to Consolidated Financial Statements).

Valuation Adjustment of U.S. Dollar Denominated Foreign Debt

     Amounts outstanding under the Company’s credit facilities which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses which totaled a loss of $1.5 million in the year ended December 31, 2000, compared to a loss of $191,000 in the year ended December 31, 1999. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

     Other Income, Net

     Other income, net in the year ended December 31, 2000, was $3.0 million compared to $1.9 million in the year ended December 31, 1999, an increase of $1.1 million or 59.1%. Other income, net in the years ended December 31, 2000 and 1999, consists primarily of interest income of $2.3 million and $1.3 million, respectively. The increase in interest income in the year ended December 31, 2000, is primarily due to a full year of earnings on a special deposit at the Company’s Mexican subsidiary.

     Income Taxes

     The Company’s effective income tax rate in the years ended December 31, 2000 and 1999 was 43.9% and 14.0%, respectively. The 2000 rate was impacted by a $6.6 million non-cash deferred tax expense related to the financial reporting versus tax basis difference in the Company’s investment in Australia which resulted from the deconsolidation of those operations, and a $1.0 million reduction in the valuation allowance established in 1999 against the positive impact of a favorable tax law change in Australia. Without the impact of these items, the Company’s effective income tax rate in the year ended December 31, 2000, was 35.8%. The 1999 rate was impacted by a $4.2 million benefit recorded in the third quarter of 1999 as a result of the favorable tax law change in Australia. Without this impact, 1999’s effective income tax rate was 40.9%.

     Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates in the year ended December 31, 2000, were $411,000 compared to a loss of $618,000 in the year ended December 31, 1999, an increase of $1.0 million. Equity earnings in the year ended December 31, 2000, consist of $261,000 from Australian Railroad Group for the period of December 17 through December 31, 2000, and $150,000 from South America affiliates for the period of November 6 through December 31, 2000. Equity losses of $618,000 in the year ended December 31, 1999, were from Genesee Rail-One for the period of January 1 through April 15, 1999, at which date the Company acquired majority ownership of Genesee Rail-One.

     Net Income and Earnings Per Share

     The Company’s net income for the year ended December 31, 2000, was $13.9 million compared to net income in the year ended December 31, 1999, of $12.5 million, an increase of $1.4 million, or 11.2%. The increase in net income is the net result of an increase in net income from North American railroad operations of $7.6 million, an increase in equity earnings of unconsolidated affiliates of $1.0 million, and a decrease in the net loss of industrial switching of $86,000, offset by a decrease in net income from Australian railroad operations of $7.3 million.

     Basic and Diluted Earnings Per Share in the year ended December 31, 2000, were $1.42 and $1.38, respectively, on weighted average shares of 9.8 million and 10.1 million, respectively, compared to $1.24 and $1.23, respectively, on weighted average shares of 10.1 million and 10.2 million, respectively, in the year ended December 31, 1999. The earnings per share and weighted average shares outstanding for years ended December 31, 2000 and 1999 are adjusted for the impact of the March 14, 2002 and June 15, 2001 stock splits (see Note 2 to Consolidated Financial Statements).

     Liquidity and Capital Resources

     During 2001, 2000 and 1999, the Company generated $28.6 million, $23.5 million and $29.3 million, respectively, of cash from operations. The 2001 increase over 2000 was primarily due to the net decrease in non-cash working capital during 2001 compared to the increase in non-cash working capital in 2000, offset by lower cash earnings in 2001. The 2000 decrease is primarily due to higher cash earnings in 2000 being more than offset by the net increase in non-cash working capital during 2000 compared to the net decrease in such non-cash working capital in 1999.

     Cash flows from investing activities included capital expenditures of $16.6 million, $29.3 million and $24.9 million in 2001, 2000 and 1999, respectively. Of these expenditures, $4.5 million, $14.4 million and $14.8 million were for equipment and rolling stock in 2001, 2000 and 1999, respectively. The remaining capital expenditure amounts each year were for track improvements and are net of funds received under governmental grants of $3.9 million, $8.9 million and $8.6 million in 2001, 2000 and 1999, respectively. Year 2001 cash flows from investing activities included $33.1 million for the acquisition of South Buffalo Railway, $246,000 of investments in unconsolidated affiliates, and $4.3 million in cash received from unconsolidated affiliates. Year 2000 cash flows from investing activities included $29.4 million of investments in unconsolidated affiliates and $2.6 million of proceeds from the issuance of minority shares in consolidated affiliates. Year 1999 cash flows from investing activities included $1.0 million of investments in unconsolidated affiliates and $31.5 million for the acquisition by FCCM. Proceeds from assets sales were $8.1 million in 2001, $679,000 in 2000 and $10.3 million in 1999.

     Cash flows from financing activities included a net decrease in outstanding debt of $43.0 million in 2001 and net increases in outstanding debt of $6.4 million in 2000 and $17.5 million in 1999. Common stock activity resulted in net cash inflows of $71.6 million and $2.2 million, respectively, in 2001 and 2000 and outflows of $6.3 million in 1999, such outflows primarily representing the 1999 portion of the Company’s program from August, 1998 to April, 1999 to repurchase 2.3 million shares of its Class A common stock. Year 2001 and 2000 cash flows from financing activities also included $4.8 million and $18.8 million, respectively, of net proceeds from the Company’s respective December 2001 and December 2000 issuances of Redeemable Convertible Preferred Stock and 2001 included $855,000 of dividends paid on the Preferred.

     During 2001, the Company completed two amendments to its primary credit agreement (neither of which affected the terms of the debt) to facilitate the Company’s acquisition of South Buffalo, the issuance of Class A Common Stock, and the acquisition of Emons (see Note 3 to Consolidated Financial Statements). During 2000, the Company completed four amendments to its primary credit agreement to facilitate the Company’s corporate restructuring and refinancing of its Mexico operations, the issuance of Convertible Preferred stock, and the sale of a 50% interest in ASR. As amended, the Company’s primary credit agreement consists of a $135.0 million credit facility with $103.0 million in revolving credit facilities and $32.0 million in term loan facilities. The term loan facilities consist of a U.S. Term Loan facility in the amount of $10.0 million and a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million in U.S. dollars. Prior to the 2000 amendments, this agreement allowed for maximum borrowings of $150.0 million including $45.0 million in Mexico and $15.0 million in Australia. Amounts previously outstanding under the credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

     The term loans are due in quarterly installments and mature, along with the revolving credit facilities, on August 17, 2004. The credit facilities accrue interest at various rates plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company’s funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization and Operating Leases (EBITDAR) ratio, as defined in the agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee which varies between 0.375% and 0.500% per annum on all unused portions of the revolving credit facility depending on the Company’s funded debt to EBITDAR ratio. The credit facilities agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending on the country in which the sales occur. The credit facilities are secured by essentially all the Company’s assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, cash flow coverage, and net worth, all as defined in the credit agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2001.

     On August 17, 1999, the Company amended and restated its primary credit agreement to provide for an increase in total borrowings. Borrowings under the Canadian portion of the amended agreement were used to refinance certain GRO debt. In conjunction with that refinancing, the Company recorded a non-cash after tax extraordinary charge of $262,000 related to the write off of unamortized deferred financing costs of the retired debt.

     On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable totaling $27.5 million with variable interest rates based on LIBOR plus 3.5%. Two of the notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third note has a nine year term with principal payments of $750,000 due in semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The promissory notes are secured by essentially all of the assets of Servicios and FCCM, and a pledge of the Company’s shares of Servicios and FCCM. The promissory notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2001.

     In October 2000, the Company amended and restated its promissory note payable to a Class I railroad, after making a $1.0 million principal payment, by refinancing $7.9 million at 8% with interest due quarterly and principal payments due in annual installments of $1.0 million beginning October 31, 2001 through the maturity date of October 31, 2008. Prior to this amendment and restatement, the promissory note payable provided for annual principal payments of $1.2 million provided a certain subsidiary of the Company met certain levels of revenue and cash flow. In accordance with these prior provisions, the Company was not required to make any principal payments through 1999.

     In November 2001, the Company completed a universal shelf registration of up to $200.0 million of various debt and equity securities. The form and terms of such securities shall be determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 3.9 million shares of Class A Common Stock in a public offering at a price of $18.50 per share for net proceeds of $66.5 million. The proceeds were used to pay off all revolving debt under the Company’s primary credit agreement and for general corporate purposes.

     In December 2000, to fund its cash investment in ARG, the Company completed a private placement of Redeemable Convertible Preferred Stock. The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. In December 2001, upon final approval by the Surface Transportation Board of the Company’s acquisition of South Buffalo Railway, the Fund exercised the option it had received in December 2000 to invest an additional $5.0 million in the Company through the private placement of Redeemable Convertible Preferred Stock (See Note 12 to Consolidated Financial Statements).

     On March 30, 2001 and December 7, 1999, the Company completed the sale of certain rolling stock to financial institutions for a net sale price of $6.5 million and $8.6 million, respectively. The proceeds were used to reduce borrowings under the Company’s revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institutions to lease this rolling stock for a period of eight years including automatic renewals. The sale/leaseback transactions resulted in aggregate deferred gains of $2.4 million, which are being amortized over the term of the lease as a non-cash offset to rent expense. The Company anticipates renewing these leases at all available lease renewal dates.

     Alternatively, if the Company chooses not to renew these and certain other leases at its next available renewal dates, it would have (depending upon the lease) up to two additional options. One option would be to return the rolling stock and pay maximum aggregate fees of approximately $9.0 million. The other option would be to purchase the rolling stock. The leases that allow this second option would require payments of approximately $17.8 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

     At December 31, 2001 the Company had long-term debt, including current portion, totaling $60.6 million, which comprised 22.4% of its total capitalization including the Convertible Preferred. At December 31, 2000 the Company had long-term debt, including current portion, totaling $104.8 million, which comprised 48.0% of its total capitalization including the Convertible Preferred.

     On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $20.0 million in cash, including transaction costs and net of cash received in the acquisition, and $11.0 million of debt assumed. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, Quebec and Pennsylvania.

     The Company’s railroads have entered into a number of rehabilitation or construction grants with state and federal agencies. The grant funds are used as a supplement to the Company’s normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. The Company believes that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track. The Company records any excesses in the fixed funding compared to the actual cost of rehabilitation and construction as gains in the current period. While the Company has benefited from these grant funds in recent years, including 2001 and 2000, there can be no assurance that the funds will continue to be available.

     On December 7, 2000, in conjunction with the refinancing of FCCM and Servicios, the International Finance Corporation invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios (See Notes 3 and 9 to Consolidated Financial Statements). Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. This put option may result in a future cash outflow of the Company.

     The Company has budgeted approximately $18.0 million in capital expenditures in 2002, primarily for track rehabilitation. The $18.0 million in capital expenditures is net of $1.8 million that is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company’s railroads.

     In connection with the Company’s purchase of selected assets in Australia in 1997, the Company had committed to the Commonwealth of Australia to spend approximately $26.7 million (AU $52.3 million) to rehabilitate track structures and equipment by December 31, 2002. This commitment was transferred to ARG in December, 2000.

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

     The Company has the potential to draw on its remaining universal shelf registration up to $128.5 million of various debt and equity securities. The form and terms of such securities shall be determined when and if these securities are issued.

Risk Factors of Foreign Operations

     The Company’s operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in the Company’s forward-looking statements. These risks include the fact that the Company’s 50/50 joint venture in Australia, ARG, and some of the Company’s significant subsidiaries transact business in foreign countries, namely in Australia, Canada, Mexico and Bolivia. In addition, the Company may consider acquisitions in other foreign countries in the future. The risks of doing business in foreign countries may include:

•	changes or greater volatility in the economies of those countries,

•	effects of currency exchange controls,

•	changes to the regulatory environment of those countries,

•	changes to the tax laws and regulations of those countries,

•	restrictions on the withdrawal of foreign investment and earnings,

•	the nationalization of the businesses that the Company operates,

•	the actual or perceived failure by the Company to fulfill commitments under concession agreements,

•	the potential instability of foreign governments, including from domestic insurgency movements, and

•	the challenge of managing a culturally and geographically diverse operation.

    The Company’s operations in foreign countries are also subject to economic uncertainties, including among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

    ARG derives a significant portion of its rail freight revenues from shipments of grain. For example, for the year ended December 31, 2001, grain shipments in South Australia and Western Australia generated approximately 27.4% of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material effect on the Company’s income from ARG and financial condition.

    Australia’s open access regime could lead to additional competition for ARG’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third party rail operators to gain access to ARG’s railway infrastructure, and in turn governs ARG’s access to track owned by others. ARG currently operates on the Commonwealth-owned interstate network from Sydney, New South Wales and Melbourne, Victoria to Kalgoorlie, Western Australia and on State-owned track in New South Wales. Access charges are paid for access onto the track of other companies, and access charges under state and federal regimes continue to evolve because privatization of railways in Australia is recent. Where ARG pays access fees to others, if those fees are increased, ARG’s operating margins could be negatively affected. Conversely, if the federal government or respective state regulators determine that access fees charged to current or prospective third party rail freight operators by ARG in Western Australia or South Australia do not meet competitive standards, then ARG’s income from those fees could be negatively affected. When ARG operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where ARG operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network is not adequately maintained. Either risk could affect ARG’s results of operations and financial condition. The results of operations of the Company’s foreign operations are reported in the local currency — the Australian dollar, the Canadian dollar and the Mexican peso — and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s financial statements. The functional currency of the Company’s Bolivian operations is the U.S. dollar. The exchange rates between some of these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because the Company’s financial statements are stated in U.S. dollars, the translation effect of such fluctuations may affect the Company’s results of operations and financial position and may affect the comparability of the Company’s results between financial periods.

Forward-Looking Statements

    This discussion and analysis contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted above under the caption “Risk Factors of Foreign Operations” as well as those noted in documents that the Company files from time to time with the Securities and Exchange Commission, such as Forms 10-K and 10-Q which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained in this discussion and analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the exchange rate or interest rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest.

Interest Rate Sensitivity

    The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The variable interest rates presented below include margins of approximately 2.95% in 2002 and 2003 and 3.5% thereafter. The margins represent the weighted average of 2.25% for borrowings under the Company’s primary credit facility and 3.5% for borrowings under promissory notes provided by the IFC and other banks. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at March 14, 2002. There are no margin requirements for the interest rate swaps.

The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

Expected Maturity Date

						There		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Liabilities (dollars in thousands)
Long-term Debt:
Fixed Rate	$1,241	$1,246	$1,255	$1,263	$1,243	$1,846	$8,094	$8,094
Average interest rate	7.3%	7.3%	7.4%	7.5%	7.7%
Variable Rate	$3,200	$7,937	$22,530	$4,333	$4,333	$10,164	$52,497	$52,497
Average interest rate	5.5%	7.6%	9.2%	9.7%	10.0%

						There	Fair
	2002	2003	2004	2005	2006	after	Value

Interest Rate Derivatives (dollars in thousands)
Interest Rate Swaps:
Variable to Fixed	$30,625	$18,458	$14,125	$9,792	$6,216	$0	($1,100)
Average pay rate	5.8%	5.5%	5.5%	5.5%	5.5%
Average receive rate	2.6%	4.6%	5.7%	6.2%	6.5%

Exchange Rate Sensitivity

    The table below summarizes information on instruments that are sensitive to foreign currency exchange rates, including the Company’s debt facilities for its Mexican operations and the Company’s foreign currency financial instruments. For these debt obligations, the table presents, in U.S. dollar equivalents, principal and interest cash flows and related weighted average interest rates by expected maturity dates. For foreign currency options, the table presents the notional amounts and weighted average exchange rates by expected maturity dates.

The remainder of this page is intentionally left blank.

Expected Maturity Date

						There		Fair
	2002	2003	2004	2005	2006	after	Total	Value
(In thousands)
Functional Currency:
Liabilities
Long-Term Debt:
Variable rate debt principal	$0	$4,332	$4,332	$4,332	$4,332	$10,172	$27,500	$27,500
Variable rate debt interest	1,680	2,060	1,935	1,620	1,235

Total variable rate payments	$1,680	$6,392	$6,267	$5,952	$5,567

Average interest rate	6.1%	8.1%	9.2%	9.7%	10.0%

Expected Maturity or Transaction Date

Related Derivatives

(In thousands)	March 15, 2002	September 16, 2002	Total	Fair Value
Foreign Currency Options:
(Receive US$/Pay pesos):
Notional amount	$1,400	$800	$2,200	$17
Average exchange rate	10.61	10.10	—

The remainder of this page is intentionally left blank.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2002 under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2002 under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2002 under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 23, 2002 under “Related Transactions”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

The remainder of this page is intentionally left blank.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

     Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statement of Income for the Year ended December 31, 2001

Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Year Ended December 31, 2001

Consolidated Statement of Cash Flows for the Year Ended December 31, 2001

Notes to Consolidated Financial Statements

     (B)  REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

(a)	Report dated October 1, 2001 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

(b)	Amended Report dated October 1, 2001 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

South Buffalo Railway Company financial statements and Genesee & Wyoming Inc. and Subsidiaries pro forma financial statements were filed with this Amended Report.

(c)	Report dated November 13, 2001 reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

(d)	Report dated December 3, 2001 reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (filed December 4, 2001)

(e)	Report dated December 3, 2001 reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (filed December 12, 2001)

(f)	Report dated December 17, 2001 reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

     (C)  EXHIBITS — SEE INDEX TO EXHIBITS

The remainder of this page is intentionally left blank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date	By: /s/ Mortimer B. Fuller, III

March 29, 2002	Mortimer B. Fuller, III Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Date	Title	Signature

March 29, 2002	Chief Executive Officer and Director	/s/ Mortimer B. Fuller, III Mortimer B. Fuller, III

March 29, 2002	Chief Financial Officer	/s/ John C. Hellmann John C. Hellmann

March 29, 2002	Senior Vice President and Chief Accounting Officer	/s/ Alan R. Harris Alan R. Harris

March 29, 2002	Director	/s/ C. Sean Day C. Sean Day

March 29, 2002	Director	/s/ James M. Fuller James M. Fuller

March 29, 2002	Director	/s/ Louis S. Fuller Louis S. Fuller

March 29, 2002	Director	/s/ T. Michael Long T. Michael Long

March 29, 2002	Director	/s/ Robert M. Melzer Robert M. Melzer

March 29, 2002	Director	/s/ John M. Randolph John M. Randolph

March 29, 2002	Director	/s/ Philip J. Ringo Philip J. Ringo

March 29, 2002	Director	/s/ M. Douglas Young M. Douglas Young

The remainder of this page is intentionally left blank.

INDEX TO EXHIBITS

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)		(i) Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

(ii) By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including indentures

	4.1	Restated Certificate of Incorporation (Exhibit 3.1.)14

	4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)14

	4.3	Certificate of Correction to the Restated Certificate of Incorporation (Exhibit 3.1)22

	4.4	Certificate of Amendment of the Restated Certificate of Incorporation (Exhibit 3.1)22

	4.5	By-laws (Exhibit 3.3)1

	4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

	4.7	Form of Class B Stockholders’ Agreement dated as of May 20,1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

	4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

	4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)14

	4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)14

	4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)14

	4.12	Form of Senior Debt Indenture (Exhibit j)19

	4.13	Form of Subordinated Debt Indenture (Exhibit k)19

	4.14	Voting Agreement dated as of December 3, 2001 among Genesee & Wyoming Inc. and certain stockholders of Emons Transportation Group, Inc. (Exhibit 10.1)21

(9)		Voting Trust Agreement

Not applicable.

(10)		Material Contracts

The Exhibits referenced under (4.7) through (4.14) hereof are incorporated herein by reference.

	10.1	Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)1

	10.2	First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. (Exhibit 4.1)7

	10.3	Form of Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)2

	10.4	Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)2

	10.5	Form of compensation agreement between the Registrant and each of its executive officers (Exhibit 10.3)1

	10.6	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.4)2

	10.7	Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union (Exhibit 10.65)1

	10.8	Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)4

	10.9	Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)5

	10.10	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty Ltd., the Lessee, dated 7 November 1997 (Exhibit 10.2)5

	10.11	Amendment No. 2. to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)6

	10.12	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.2)6

	10.13	Promissory Note dated May 20, 1998 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)7

10.14	Assignment Letter between Charles W. Chabot and the Registrant, effective November 1, 1998 (Exhibit 10.2)7

10.15	Amendment No. 1 to Promissory Note dated May 28, 1999 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)8

10.16	Third Amended and Restated Revolving Credit Agreement dated as of August 17, 1999 among the Registrant, certain subsidiaries, BankBoston, N.A. and the Banks named therein. (Exhibit 4.1)9

10.17	Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico (Exhibit 10.1)9

10.18	Genesee & Wyoming Deferred Stock Plan for Non-Employee Directors (10)

10.19	Amendment No. 3 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)11

10.20	Amendment No. 4 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)12

10.21	Amendment No. 5 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.2)12

10.22	Amendment No 2. to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.3)12

10.23	Amendment No. 6 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)13

10.24	Genesee & Wyoming Australia Pty Ltd. Executive Share Option Plan (Exhibit 10.2)13

10.25	Agreement for sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WestNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty. Ltd. (Exhibit 2.1)15

10.26	Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd. (Exhibit 99.1)15

10.27	Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.2)15

10.28	Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.3)15

	10.29	Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.4)15

	10.30	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)(Exhibit 10.1)16

	10.31	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingsladen N.V. dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)(Exhibit 10.2)16

	10.32	Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000.(Exhibit 10.3)16

	10.33	Amendment No. 3 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)17

	10.34	Amendment No. 4 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)17

	10.35	Stock Purchase and Sale Agreement dated September 28, 2001 by and between Bethlehem Steel Corporation and Genesee & Wyoming Inc. (Exhibit 2.1)18

	10.36	The Memorandum of Common Provisions between ARG Financing as Borrower, Australia and New Zealand Banking Group Limited (in its capacity as agent, Agent), ANZ Capel Court Limited (Security Trustee), AWR Lease Co. & Pty Ltd, the Sponsors listed in part A of schedule 1 thereto, the Subordinated Lenders listed in part B of schedule 1 thereto, the Hedge Counterparties listed in part E of schedule 1 thereto and the Senior Working Capital Facility Provider listed in part F of schedule 1 thereto. (Exhibit 10.1)20

	10.37	Agreement and Plan of Merger dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. (Exhibit 2.1)21

	10.38	Underwriting Agreement dated as of December 17, 2001 by and among the Registrant, the selling stockholders named therein and Credit Suisse First Boston Corporation, ABN AMRO Rothschild LLC, Bear, Stearns & Co. Inc., Morgan Keegan & Company, Inc. and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. as representatives of the underwriters (Exhibit 1.1.)22

*(11.1)		Statement re computation of per share earnings

(12)		Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

*(21.1)	Subsidiaries of the Registrant

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

*(23.1)	Consent of Arthur Andersen LLP

*(23.2)	Consent of Ernst & Young

(24)	Power of attorney

Not applicable.

(99)	Additional Exhibits

*99.1	Arthur Andersen LLP Quality Assurance Representation Letter.

*	Exhibit filed with this Report.

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

     4 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     5 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     6 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     7 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     8 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     9 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     10 Previously filed as part of, and incorporated herein by reference to, the Registrant’s 1999 Definitive Proxy Statement, which was filed in electronic format on April 19, 1999 as Annex A to the Proxy Statement.

     11 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     12 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     13 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     14 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 7, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     15 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 16, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     16 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     17 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     18 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated October 1, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     19 Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

     20 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated November 13, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     21 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 3, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

     22 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 17, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

The remainder of this page is intentionally left blank.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Australian Railroad Group Pty. Ltd. (ARG), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in ARG represents 14.8 percent and 16.1 percent of the Company’s total assets as of December 31, 2001 and 2000, respectively, and the equity in its net income represents 44.3 percent of the Company’s net income for the year ended December 31, 2001. Additionally, the summarized financial data for ARG contained in Note 7 is based on the financial statements of ARG, which were audited by other auditors. Their report has been furnished to us, and our opinion, insofar as it relates to amounts included in the Company’s financial statements for ARG, including the data in Note 7, is based on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 11, 2002

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,

	2001	2000

ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$28,732	$3,373
Accounts receivable, net	41,025	45,209
Materials and supplies	4,931	5,023
Prepaid expenses and other	6,514	7,249
Deferred income tax assets, net	2,150	2,202

Total current assets	83,352	63,056

PROPERTY AND EQUIPMENT, net	199,102	177,317
INVESTMENT IN UNCONSOLIDATED AFFILIATES	69,402	64,091
SERVICE ASSURANCE AGREEMENT, net	10,566	11,315
OTHER ASSETS, net	40,097	22,604

Total assets	$402,519	$338,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,441	$3,996
Accounts payable	45,206	43,045
Accrued expenses	12,077	10,860

Total current liabilities	61,724	57,901

LONG-TERM DEBT, less current portion	56,150	100,805
DEFERRED INCOME TAX LIABILITIES, net	24,620	22,179
DEFERRED ITEMS—grants from governmental agencies	35,362	32,897
DEFERRED GAIN—sale/leaseback	4,607	3,558
OTHER LONG-TERM LIABILITIES	7,731	4,737
MINORITY INTEREST	2,854	2,725
REDEEMABLE CONVERTIBLE PREFERRED STOCK	23,808	18,849
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,074,462 and 10,370,627 shares issued and 12,737,601 and 8,116,833 shares outstanding (net of 2,336,861 and 2,253,794 shares in treasury) on December 31, 2001 and 2000, respectively	151	104
Class B Common Stock, $0.01 par value, ten votes per share; 5,000,000 shares authorized; 1,805,292 and 1,902,257 shares issued and outstanding on December 31, 2001 and 2000, respectively	18	19
Additional paid-in capital	123,597	49,642
Retained earnings	79,030	60,903
Accumulated other comprehensive loss	(4,905)	(4,883)
Less treasury stock, at cost	(12,228)	(11,053)

Total stockholders’ equity	185,663	94,732

Total liabilities and stockholders’ equity	$402,519	$338,383

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (in thousands, except per share amounts)

	Years Ended December 31,

	2001	2000	1999

OPERATING REVENUES	$173,576	$206,530	$175,586

OPERATING EXPENSES:
Transportation	56,573	69,132	55,811
Maintenance of ways and structures	19,271	22,225	21,096
Maintenance of equipment	31,231	40,378	34,597
General and administrative	31,605	33,047	29,140
Depreciation and amortization	12,756	13,980	12,574
Charge for buyout of Australian stock options	—	4,015	—

Total operating expenses	151,436	182,777	153,218

INCOME FROM OPERATIONS	22,140	23,753	22,368
Interest expense	(10,049)	(11,233)	(8,462)
Gain on sale of 50% equity in Australian operations	2,985	10,062	—
Valuation adjustment of U.S. dollar denominated foreign loans	(81)	(1,472)	(191)
Other income, net	1,392	2,980	1,873

INCOME BEFORE INCOME TAXES, EQUITY EARNINGS AND EXTRAORDINARY ITEM	16,387	24,090	15,588
Provision for income taxes	6,166	10,569	2,175
Equity in Net Income (Loss) of International Affiliates:
Australia	8,451	261	—
South America	412	150	—
Canada	—	—	(618)

INCOME BEFORE EXTRAORDINARY ITEM	19,084	13,932	12,795
Extraordinary item from early extinguishment of debt, net of related income tax benefit of $162	—	—	(262)

NET INCOME	19,084	13,932	12,533
Preferred stock dividends and cost accretion	957	52	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$18,127	$13,880	$12,533

BASIC EARNINGS PER SHARE:
Net income available to common stockholders before extraordinary item	$1.72	$1.42	$1.27
Extraordinary item	—	—	(0.03)

Earnings per common share	$1.72	$1.42	$1.24

Weighted average shares	10,509	9,779	10,105

DILUTED EARNINGS PER SHARE:
Net income before extraordinary item	$1.48	$1.38	$1.26
Extraordinary item	—	—	(0.03)

Earnings per common share	$1.48	$1.38	$1.23

Weighted average shares and equivalents	12,917	10,094	10,215

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity

BALANCE, December 31, 1998	$102	$19	$46,662	$34,490	$(2,107)	$(4,629)	$74,537

Comprehensive income, net of tax:
Net income	—	—	—	12,533	—	—	12,533
Currency translation adjustments					791		791
Proceeds from employee stock purchases	—	—	61	—	—	—	61
Shares issued for investment in unconsolidated affiliate	—	—	281	—	—	—	281
Treasury stock acquisitions, 1,473,750 shares	—	—	—	—	—	(6,374)	(6,374)

BALANCE, December 31, 1999	102	19	47,004	47,023	(1,316)	(11,003)	81,829
Comprehensive income, net of tax:
Net income	—	—	—	13,932	—	—	13,932
Currency translation adjustments	—	—	—	—	(3,567)	—	(3,567)
Proceeds from employee stock purchases	2	—	2,217	—	—	—	2,219
Impact of sale of puttable equity in Mexican operations	—	—	(75)	—	—	—	(75)
Tax benefit from exercise of stock options	—	—	496	—	—	—	496
Accretion of fees on Redeemable Convertible Preferred Stock	—	—	—	(8)	—	—	(8)
4% dividend earned on Redeemable Convertible Preferred Stock	—	—	—	(44)	—	—	(44)
Treasury stock acquisitions, 3,794 shares	—	—	—	—	—	(50)	(50)

BALANCE, December 31, 2000	104	19	49,642	60,903	(4,883)	(11,053)	94,732
Comprehensive income, net of tax:
Net income	—	—	—	19,084	—	—	19,084
Currency translation adjustments	—	—	—	—	708	—	708
Fair market value adjustments of cash flow hedges	—	—	—	—	(730)	—	(730)
Proceeds from Class A Common Stock Offering, net of fees	38	—	66,495	—	—	—	66,533
Proceeds from employee stock purchases	8	—	6,254	—	—	—	6,262
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,206	—	—	—	1,206
Accretion of fees on Redeemable Convertible Preferred Stock	—	—	—	(146)	—	—	(146)
4% dividend earned on Redeemable	—	—	—	—	—	—
Convertible Preferred Stock	—	—	—	(811)	—	—	(811)
Treasury stock acquisitions,	—	—	—	—	—	—
83,067 shares	—	—	—	—	—	(1,175)	(1,175)

BALANCE, December 31, 2001	$151	$18	$123,597	$79,030	$(4,905)	$(12,228)	$185,663

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,084	$13,932	$12,533
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12,756	13,980	12,574
Deferred income taxes	4,164	9,571	1,170
(Gain) loss on disposition of property and equipment	(814)	41	(652)
Extraordinary item, net of income tax	—	—	262
Gain on sale of 50% equity in Australian operations	(2,985)	(10,062)	—
Equity (earnings) losses of unconsolidated affiliates	(8,863)	(411)	618
Minority interest expense	129	40	50
Tax benefit realized upon exercise of stock options	1,206	496	—
Valuation adjustment of U. S. dollar denominated foreign loans	81	1,472	191
Changes in assets and liabilities, net of effect of acquisitions and deconsolidation of Australia Southern Railroad- Accounts receivable	3,376	(3,744)	(10,250)
Materials and supplies	369	(517)	(872)
Prepaid expenses and other	2,348	180	(985)
Accounts payable and accrued expenses	(77)	(327)	13,497
Other assets and liabilities, net	(2,214)	(1,160)	1,159

Net cash provided by operating activities	28,560	23,491	29,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(16,551)	(29,273)	(24,898)
Purchase of assets of South Buffalo Railway, net of cash received	(33,117)	—	—
Cash investments in unconsolidated affiliate — Australian Railroad Group, net	—	(21,738)	—
Cash investments in unconsolidated affiliates — South America	(246)	(7,635)	(1,018)
Cash received from unconsolidated international affiliates	4,329	—	—
Proceeds from sale of equity in subsidiaries	—	2,640	—
Cash received in purchase of Rail-One Inc., net	—	—	57
Purchase of business assets by Ferrocarriles de Chiapas-Mayab	—	—	(31,527)
Proceeds from disposition of property and equipment	8,147	679	10,327

Net cash used in investing activities	(37,438)	(55,327)	(47,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(200,033)	(109,869)	(89,954)
Proceeds from issuance of long-term debt	157,000	116,267	107,477
Payment of debt issuance costs	(287)	(1,388)	(1,475)
Proceeds from issuance of Class A Common Stock, net	66,533	—	—
Proceeds from issuance of Redeemable Convertible Preferred Stock, net	4,812	18,841	—
Proceeds from employee stock purchases	6,262	2,219	61
Purchase of treasury stock	(1,175)	(50)	(6,374)
Dividends paid on Redeemable Convertible Preferred Stock	(855)	—	—

Net cash provided by financing activities	32,257	26,020	9,735

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,980	1,398	1,424

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,359	(4,418)	(6,605)
CASH AND CASH EQUIVALENTS, beginning of year	3,373	7,791	14,396

CASH AND CASH EQUIVALENTS, end of year	$28,732	$3,373	$7,791

CASH PAID DURING YEAR FOR:
Interest	$9,875	$10,395	$8,090
Income taxes	835	1,291	3,774

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc. and Subsidiaries (the Company) has interests in twenty-four short line and regional railroads through its various operating subsidiaries and unconsolidated affiliates of which eighteen are located in the United States, two are located in Australia, one is located in Bolivia, one is located in Mexico, and two are located in Canada. The eighteen U. S. railroads are wholly owned by the Company through various acquisitions from 1985 to, most recently, the acquisition of South Buffalo Railway (South Buffalo) in October 2001. The two Canadian railroads have been wholly owned by the Company since its June 2000 acquisition of the remaining 5% minority holding. In April 1999, the Company increased its ownership in these Canadian roads from 47.5% to 95% and began consolidating their results. The Mexican railroad, acquired in September 1999, was wholly owned by the Company until December 2000, when the Company sold a minority 12.7% interest in the operations. The Company wholly owned one of the Australian railroads from November 1997 to December 2000, at which point the Company contributed the operations into a venture that then acquired the second Australian railroad. The Company now owns 50% of the venture and accounts for its investment under the equity method of accounting. In July 2001, the Company increased its indirect equity interest in the Bolivian railroad by 0.34% to 22.89% with an additional investment of cash. Previously, through a majority owned subsidiary, the Company acquired an indirect 21.87% interest in the Bolivian railroad in November 2000, and an indirect 0.68% interest in September 1999. This investment is also accounted for under the equity method of accounting. See Note 3 for descriptions of the Company’s expansions in recent years.

The Company, through its leasing subsidiary, also leases and manages railroad transportation equipment in the United States and Canada. The Company, through its industrial switching subsidiary, provides freight car switching and ancillary rail services.

A large portion of the Company’s operating revenue is attributable to customers operating in the electric utility, cement and forest products industries in North America, and prior to the December 16, 2000 deconsolidation of Australian railroad operations, the farm and food products, iron ores and transportation (hook and pull) industries in Australia. As the Company acquires new railroad operations, the base of customers and industries served continues to grow and diversify. The largest ten customers accounted for approximately 28%, 29% and 36% of the Company’s operating revenues in 2001, 2000 and 1999, respectively. In 2001, the Company’s largest customer was a coal-fired electricity generating plant which accounted for approximately 7% of the Company’s operating revenues. In 2000, no single customer accounted for more than 5% of the Company’s operating revenue. In 1999, one customer in the electric utility industry accounted for approximately 10% of the Company’s operating revenues (see Note 16). The Company regularly grants trade credit to most of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. Although the Company’s accounts receivable include a diverse number of customers and railroads, the collection of these receivables is substantially dependent upon the economies of the regions in which the Company operates, the electric utility, cement and forest products industries, and the railroad sector of the economy in general.

The general downturn in economies in North America in 2001 has adversely affected the Company’s cyclical shipments of commodities such as paper products in Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as coal and salt are less affected by economic downturns and are more closely affected by the weather. The economic downturn has also impacted the Company’s customers and while a limited number of them have declared bankruptcy, their traffic volumes have remained largely unaffected and the impact on the collection of their receivables has not been significant.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The Company’s investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

Railroad revenues are estimated and recognized as shipments initially move onto the Company’s tracks, which, due to the relatively short length of haul, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.

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

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not an impairment has occurred. If an impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances. (See Note 21 regarding adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” effective January 1, 2002.)

Grants

Grants received from governmental agencies are recorded as long-term liabilities as received and amortized over the same period which the underlying purchased assets are depreciated. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track. The Company records any excesses in the fixed funding compared to the actual cost of rehabilitation and construction as gains in the current period.

Insurance

The Company maintains insurance, with varying deductibles up to $400,000 per incident for liability and up to $250,000 per incident for property damage, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Additionally, the Company is self-insured for general employee health and medical claims. Accruals for claims, limited when appropriate to the applicable deductible, are estimated and recorded when such claims are incurred.

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

Service Assurance Agreement

The service assurance agreement represents a commitment from a significant customer of a U.S. railroad that the Company acquired in 1996 (see Note 16), which grants the Company the exclusive right to serve indefinitely three specific facilities. The service assurance agreement is amortized on a straight-line basis over the same period as the related track structure, which is 20 years, and accumulated amortization was $4.4 million and $3.6 million as of December 31, 2001 and 2000, respectively.

Common Stock Splits

On February 14, 2002 and May 1, 2001 the Company announced three-for-two common stock splits in the form of 50% stock dividends distributed on March 14, 2002 to shareholders of record as of February 28, 2002, and on June 15, 2001 to shareholders of record as of May 31, 2001, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of both of the stock splits.

Earnings per Share

Common shares issuable under unexercised stock options, calculated under the treasury stock method, and redeemable convertible preferred stock (see Note 12) are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The number of shares from options used to calculate diluted earnings per share is 1,289,826, 1,649,177 and 460,688 for 2001, 2000 and 1999, respectively. Options to purchase 70,875 and 1,434,376 additional shares of stock were outstanding as of December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Also included in the diluted earnings per share calculation in 2001 and 2000 are 1,983,324 shares and 107,207 shares, respectively, of common stock equivalents which represent the weighted average share impact of the assumed conversion of the redeemable convertible preferred stock.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for balance sheet items and a monthly weighted-average rate for the statement of income items. Translation adjustments are reflected as currency translation adjustments in Stockholders’ Equity and accordingly only affect comprehensive income.

Revaluation of U. S. dollar denominated foreign loans into the appropriate local currency resulted in losses of $81,000, $1.5 million and $191,000 in 2001, 2000 and 1999, respectively. Additionally, foreign currency exchange transaction losses, most notably, $508,000 from the partial settlement of an Australian dollar denominated receivable in 2001, are reported in Other Income, net.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the 2001 presentation.

     3.     EXPANSION OF OPERATIONS:

United States

On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $20.0 million (unaudited) in cash, including transaction costs and net of cash received in the acquisition, and $11.0 million (unaudited) of debt assumed. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, Quebec and Pennsylvania.

On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million) less assumed current liabilities ($2.4 million) and assumed long- term liabilities ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, along with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, are reflected in the December 31, 2001 balance sheet as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable could be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

As contemplated with the acquisition, the Company will close the former South Buffalo headquarters office in March 2002 and has implemented an early retirement program under which 28 South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in goodwill. The majority of these costs were paid in 2001.

The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001 (see Note 12).

Australia

On December 16, 2000, the Company, through its newly-formed joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia for approximately $334.4 million U.S. dollars including working capital. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia.

To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s 2.6% interest in the Asia Pacific Transport Consortium (APTC) – a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, the Company contributed $21.4 million of cash to ARG (partially funded by a $20.0 million private placement of the Convertible Preferred with the Fund) while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term Australian dollar denominated non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from its Australian bank credit facility.

As a direct result of the ARG transaction, ASR stock options became immediately exercisable by key management of ASR and, as allowed under the provisions of the stock option plan, the option holders, in lieu of ASR stock, were paid an equivalent value in cash, resulting in a $4.0 million compensation charge to ASR earnings.

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

On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. A related deferred income tax expense of $1.1 million was also recorded. In the second quarter of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s Australian dollar denominated non-interest bearing note which resulted in a $508,000 currency transaction loss.

The combined gains totaling $13.8 million relating to the formation of ARG represented the difference between the recorded balance of the Company’s previously wholly owned investment in Australia, less investment amounts that the Company estimated would be reimbursed by ARG, and the value of those Australian operations when ARG was formed. In the fourth quarter of 2001, the Company, ARG and Wesfarmers reached agreement as to the level of acquisition-related costs to be reimbursed to both venture partners. Accordingly, in the fourth quarter of 2001, the Company recorded a $728,000 decrease to its previously recorded gains to reflect the lower than estimated reimbursed amount for acquisition-related costs.

The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 16, 2000. Prior to its deconsolidation, ASR accounted for $37.6 million and $4.0 million of operating revenue and income from operations (excluding the $4.0 option buyout charge), respectively, for 2000 and $43.2 million and $6.6 million, respectively, for 1999.

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2001 and 2000, as if South Buffalo had been acquired and ARG had been formed and acquired Westrail Freight as of the beginning of the applicable period (in thousands, except per share amounts):

	2001	2000

Operating revenues	$186,688	$187,122
Net income	18,956	20,540
Basic earnings per share	1.70	1.98
Diluted earnings per share	1.43	1.66

The pro forma operating results include the acquisition of South Buffalo, the deconsolidation of ASR, depreciation expense resulting from the step-up of South Buffalo property based on appraised values, amortization of goodwill generated in the South Buffalo acquisition, incremental interest expense (with related tax benefit) related to borrowings used to fund the ASR stock option buyout and related to borrowings used to fund the South Buffalo acquisition and incremental preferred stock impacts on income available to common stockholders related to the initial issuance of $20 million in Convertible Preferred for the ARG transactions and the subsequent issuance of $5 million triggered by the South Buffalo acquisition.

These results exclude the gain on sale of 50% of equity in Australian operations but include the pro forma equity earnings attributable to the investment in ARG based on ARG’s pro forma net income of $17.9 million for 2000. These pro forma net income results give effect to ARG’s acquisition of Westrail Freight and the related purchase accounting adjustments primarily for incremental depreciation and amortization expense, elimination of access fees charged by the government, impacts of the new financing structure and related income taxes.

The Company has adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective June 30, 2001. That statement requires that goodwill related to acquisitions after June 30, 2001 not be amortized, while goodwill for acquisitions prior to June 30, 2001 continue to be amortized through December 31, 2001. As the pro forma statements give effect to the South Buffalo acquisition as if it occurred prior to June 30, 2001, annual amortization of $1.0 million has been reflected. However, actual goodwill generated by this acquisition will not be amortized.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

Mexico

In August 1999, the Company’s then wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was awarded a 30-year concession to operate certain railways owned by the state-owned Mexican rail company Ferronales. FCCM also acquired equipment and other assets. The aggregate purchase price, including acquisition costs, was approximately 297 million pesos, or approximately $31.5 million at then-current exchange rates. The purchase price included rolling stock, an advance payment on track improvements to be completed on the state-owned track property, an escrow payment, which was returned to the Company upon successful completion of the track improvements, and prepaid value-added taxes. A portion of the purchase price ($8.4 million) was also allocated to the 30-year operating license. As the track improvements were made, the related costs were reclassified into the property accounts as leasehold improvements and amortized over the improvements’ estimated useful life. Pursuant to the acquisition, employee termination payments of $1.0 million were made to former state employees and approximately 55 employees whom the Company retained upon acquisition but terminated as part of its plan to reduce operating costs after September 30, 1999. All payments were made during the fourth quarter of 1999 and are considered a cost of the acquisition.

On December 7, 2000, in conjunction with the refinancing of FCCM and its parent company, GW Servicios, S.A. de C.V. (Servicios) (see Note 9.), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company’s book value per share investment was recorded directly to paid-in capital in 2000.

Canada

On April 15, 1999, the Company acquired Rail-One Inc. (Rail-One) which has a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company’s ownership of GRO to 95% from the 47.5% it acquired in 1997. GRO owns and operates two short line railroads in Canada. Under the terms of the purchase agreement, the Company converted outstanding notes receivable from Rail-One of $4.6 million into capital, committed to pay approximately $844,000 in cash to the sellers of Rail-One in installments over a four year period, and granted options to the sellers of Rail-One to purchase up to 180,000 shares of the Company’s Class A Common Stock at an exercise price of $3.83 per share. Exercise of the option is contingent on the Company’s recovery of its capital investment in GRO (after payoff of existing GRO debt) if the Company were to sell GRO, and upon certain GRO income performance measures which have not yet been met. The transaction was accounted for as a purchase and resulted in $2.8 million of initial goodwill, which was being amortized over 15 years. The contingent purchase price will be recorded as a component of goodwill at the value of the options issued, if and when such options are exercisable. Effective with this agreement, the operating results of GRO were initially consolidated within the financial statements of the Company, with a 5% minority interest due to another GRO shareholder. During the second quarter of 2000, the Company purchased the remaining 5% minority interest in GRO with an initial cash payment of $240,000 and subsequent annual cash installments of $180,000 paid in 2001 and due in 2002. Prior to April 15, 1999, the Company accounted for its investment in GRO under the equity method and recorded an equity loss of $618,000 in 1999.

South America

On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55% from its original indirect 0.68% interest acquired in September 1999. On July 24, 2001, the Company increased its indirect equity interest in Oriental to 22.89% with an additional investment of $246,000. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.9 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million (90% of $12.0 million) at an adjustable interest rate dependent on operating results of Oriental, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from Oriental related to its full year 2000 earnings. Such dividends of $617,000 were received in March 2001. The full value of the non-recourse debt of the Company’s unconsolidated subsidiary ($12.0 million as of December 31, 2001) bears interest, based on the availability of dividends received from Oriental, between a floor of 4% and a ceiling of 7.67%. The debt effectively bore interest of 6.12% throughout 2001 and is due, in annual installments through 2003. Such installments and interest are primarily funded by dividends received from Oriental, with any shortages (which are expected for 2002 payments) to be funded by the Company and its partner. The Company accounts for its indirect interest in Oriental under the equity method of accounting.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2001	2000	1999

Balance, beginning of year	$1,308	$1,264	$250
Provisions	468	389	628
Charges	(775)	(345)	(836)
Established in acquisitions	—	—	1,222

Balance, end of year	$1,001	$1,308	$1,264

5. PROPERTY AND EQUIPMENT:

     Major classifications of property and equipment are as follows (in thousands):

	2001	2000

Road properties	$198,117	$164,497
Equipment and other	60,074	61,438

	258,191	225,935
Less- Accumulated depreciation and amortization	59,089	48,618

	$199,102	$177,317

6. OTHER ASSETS:

Major classifications of other assets are as follows (in thousands):

	2001	2000

Goodwill	$25,808	$6,507
Chiapas-Mayab Operating License	8,651	8,200
Chiapas-Mayab Special Escrow Deposit — Track Project	—	1,638
Deferred financing costs	3,642	3,356
Executive split-dollar life insurance	2,507	2,728
Assets held for sale or future use	557	1,045
Other	2,522	1,298

	43,687	24,772
Less- Accumulated amortization	3,590	2,168

	$40,097	$22,604

The Company adopted Statement of Financial Accounting Standards No. 142 as of January 1, 2002 for existing goodwill and intangible assets and immediately for any new business combinations subsequent to June 30, 2001. Goodwill for all acquisitions prior to June 2001 has been amortized on a straight-line basis over lives of 15-20 years through December 31, 2001. The Chiapas-Mayab Operating License (see Note 3) is being amortized over 30 years. The change in the asset value of the Operating License from 2000 to 2001 results from currency exchange rates changes. The Chiapas-Mayab special escrow deposit (see Note 3) was reclassified into road property upon completion of the project and is being depreciated. Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but that are owned by executive officers. The Company retains a collateral interest in the policies’ cash values and death benefits. Assets held for sale or future use at December 31, 2001, primarily represent excess locomotives. Assets held for sale or future use at December 31, 2000, primarily represent excess locomotives and a segment of railroad track that was sold in 2001. Reflected within Other are $536,000 of notes receivable due from Company executives which bear interest at 5.69% and are due in annual installments through 2003.

7. EQUITY INVESTMENTS:

Australian Railroad Group

The following condensed financial data of ARG is based on accounting principles generally accepted in the United States and converted into thousands of U.S. dollars based on the following Australian dollar to U.S. dollar exchange rates:

As of December 31, 2000	$.559
As of December 31, 2001	$.510
Average for the 15 day period ended December 31, 2000	$.553
Average for the year ended December 31, 2001	$.518

STATEMENT OF INCOME
 (U.S. dollars, in thousands)

Year Ended
December 31, 2001

Operating revenues	$181,714
Operating expenses	134,471

Income from operations	47,243
Interest expense	(22,505)
Other income, net	748

Income before income taxes	25,486
Provision for income taxes	8,584

Net income	$16,902

Net income for the year ended December 31, 2001 includes a $1.2 million after-tax charge related to costs incurred in the fourth quarter of 2001 from ARG’s unsuccessful bid for the privatization of an Australian railroad. Condensed results of operations for the 15 days ending December 31, 2000 consisted of operating revenues of $4.8 million, income before income taxes of $834,000, and net income of $522,000.

BALANCE SHEETS
(U.S. dollars, in thousands)

		As of
	As of	December 31, 2000
	December 31, 2001	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,908	$9,071
Accounts receivable, net	25,983	15,919
Materials and supplies	8,390	11,306
Prepaid expenses and other	3,109	17,482
Deferred income tax assets, net	—	272
Total current assets	47,390	54,050
PROPERTY AND EQUIPMENT, net	355,818	338,342
DEFERRED INCOME TAX ASSETS	9,469	14,406
OTHER ASSETS, net	12,122	8,424
Total assets	$424,799	$415,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,949	$3,398
Accrued expenses	30,273	14,979
Short-term debt	—	16,342
Current income tax liabilities	309	—
Total current liabilities	38,531	34,719
LONG-TERM DEBT, net of current portion	262,876	265,408
OTHER LONG-TERM LIABILITIES	10,660	2,524
TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	112,732	112,571
Total liabilities and stockholders’ equity	$424,799	$415,222

Property and equipment, net as of December 31, 2001 excludes $2.3 million of costs originally capitalized during 2001 that were written off in December when ARG’s board approved a change in the capital expenditure policies of its Western Australia railroad system, which was acquired from the Western Australian government in December 2000, to conform to the capital expenditure policies used at its South Australian railroad. Most of these costs were approved as capital projects prior to the acquisition of Westrail Freight by ARG on December 16, 2000. This fourth quarter 2001 charge resulted in a $0.8 million after-tax decrease in the Company’s equity earnings from ARG.

On October 11, 2001, ARG announced that it was restructuring the operations of the formerly state-owned assets of Westrail Freight and expected a work force reduction of 80 employees by the end of March 2002. The estimated restructuring costs of $2.3 million have been accounted for as an adjustment to the purchase price of Westrail Freight. Restructuring costs to be paid during 2002 are reflected as accrued expenses.

STATEMENT OF CASH FLOWS
(U.S. dollars, in thousands)

Year Ended
December 31,
2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,902
Adjustments to reconcile net income to net cash provided by operating activities- Depreciation and amortization	13,392
Deferred income taxes	7,252
Gain on disposition of property	(152)
Changes in assets and liabilities	4,004
Net cash provided by operating activities	41,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,358)
Proceeds from disposition of property and equipment	152
Net cash used in investing activities	(54,206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	(16,360)
Borrowings on debt	20,452
Proceeds from issuance of shares	7,685
Repayment of subordinated loans	(7,685)
Refund of goods and services tax received from acquisition of Westrail Freight	16,457
Transfer to restricted funds on deposit	(6,351)
Net cash provided by financing activities	14,198
EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(553)
INCREASE IN CASH AND CASH EQUIVALENTS	837
CASH AND CASH EQUIVALENTS, beginning of year	9,071
CASH AND CASH EQUIVALENTS, end of year	$9,908

South America

The following condensed unaudited results of operations for Oriental for the year ended December 31, 2001 have a U.S. functional currency and are based on accounting principles generally accepted in the United States (in thousands):

Operating revenues	$27,440
Net income	5,979

Condensed balance sheet information for Oriental as of December 31, 2001:

Current assets	$10,201
Non-current assets	54,533

Current liabilities	5,483
Non-current liabilities	2,446
Senior debt	1,526
Shareholders’ equity	55,279

The above data does not include the non-recourse debt of $12.0 million held at an intermediate unconsolidated subsidiary or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated subsidiaries.

8. LEASES:

The Company has entered into several leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2001, 2000 and 1999 was approximately $8.1 million, $7.6 million and $6.6 million, respectively. Additionally, the Company leases certain real property which resulted in lease expense for the years ended December 31, 2001, 2000 and 1999 of approximately $1.2 million, $1.1 million and $1.0 million, respectively.

On March 30, 2001 and December 7, 1999, the Company completed the sale of certain rolling stock to financial institutions for a net sale price of $6.5 million and $8.6 million, respectively. The proceeds were used to reduce borrowings under the Company’s revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institutions to lease this rolling stock for a period of eight years including automatic renewals. The sale/leaseback transactions resulted in aggregate deferred gains of $2.4 million, which are being amortized over the term of the leases as a non-cash offset to rent expense. The Company anticipates renewing these leases at all available lease renewal dates.

Alternatively, if the Company chooses not to renew these and certain other leases at their next available renewal dates, it would have (depending upon the lease) up to two additional options. One option would be to return the rolling stock and pay maximum aggregate fees of approximately $9.0 million. The other option would be to purchase the rolling stock. The leases that allow this second option would require payments of approximately $17.8 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

The following is a summary of future minimum lease payments (without consideration of $4.6 million of amortizing deferred gains from sale/leasebacks) under noncancelable leases and expected automatic renewals (in thousands):

		Automatic
	Noncancelable	Renewals	Totals

2002	$2,501	$4,440	$6,941
2003	2,106	4,440	6,546
2004	1,761	4,440	6,201
2005	929	4,440	5,369
2006	818	4,440	5,258
Thereafter	1,364	5,912	7,276

Total minimum payments	$9,479	$28,112	$37,591

The Company is party to two lease agreements with Class I carriers to operate 238 miles of track in Oregon. Under the leases, no payments to the lessor are required as long as certain operating conditions are met. The leases expire in 2013 and 2015 unless renewed for successive ten year renewal terms. If the lessor terminates the leases for any reason, the lessor must reimburse the Company for the depreciated basis of certain improvements on the track. The Company has assumed all operating and financial responsibilities including maintenance and regulatory compliance under these lease arrangements. Through December 31, 2001, no payments were required under either lease arrangement.

9. LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	2001	2000

Credit facilities with variable interest rates (weighted average of 4.47% and 8.41% at December 31, 2001 and 2000,
respectively)	$24,997	$67,871
Non-recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (6.59% and 10.18% on December 31, 2001 and 2000, respectively)	27,500	27,500
Promissory note payable to CSX Transportation, Inc.
(8% interest)	6,814	7,922
Other debt with interest rates up to 8% and maturing at various dates between 2002 and 2006	1,280	1,508

	60,591	104,801
Less- Current portion	4,441	3,996

Long-term debt, less current portion	$56,150	$100,805

Credit Facilities

During 2001, the Company completed two amendments to its primary credit agreement (neither of which affected the terms of the debt) to facilitate the Company’s acquisition of South Buffalo, the issuance of Class A Common Stock, and the acquisition of Emons. During 2000, the Company completed four amendments to its primary credit agreement to facilitate the Company’s corporate restructuring and refinancing of its Mexico operations, the issuance of Convertible Preferred stock, and the sale of a 50% interest in ASR. As amended, the Company’s primary credit agreement consists of a $135.0 million credit facility with $103.0 million in revolving credit facilities and $32.0 million in term loan facilities. The term loan facilities consist of a U.S. Term Loan facility in the amount of $10.0 million and a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million in U.S. dollars. Prior to the 2000 amendments, this agreement allowed for maximum borrowings of $150.0 million including $45.0 million in Mexico and $15.0 million in Australia. Amounts previously outstanding under the credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses as reflected in the accompanying statements of income. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign debt revaluation was significantly reduced.

The term loans are due in quarterly installments and mature, along with the revolving credit facilities, on August 17, 2004. The credit facilities accrue interest at various rates plus the applicable margin, which varies from 1.75% to 2.5% depending upon the country in which the funds are drawn and the Company’s funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization and Operating Leases (EBITDAR) ratio, as defined in the credit agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee on all unused portions of the revolving credit facility which varies between 0.375% and 0.500% per annum depending on the Company’s funded debt to EBITDAR ratio. The credit agreement requires mandatory prepayments from the issuance of new equity or debt and annual sale of assets in excess of varying minimum amounts depending on the country in which the sales occur. The credit facilities are secured by essentially all the Company’s assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, cash flow coverage, and net worth, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2001.

On August 17, 1999, the Company amended and restated its primary credit agreement to provide for an increase in total borrowings. Borrowings under the Canadian portion of the amended agreement were used to refinance certain GRO debt. In conjunction with that refinancing, the Company recorded a non-cash after tax extraordinary charge of $262,000 related to the write off of unamortized deferred financing costs of the retired debt.

Non-Recourse Promissory Notes

On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable totaling $27.5 million with variable interest rates based on LIBOR plus 3.5%. Two of the notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third note has a nine year term with principal payments of $750,000 due semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The promissory notes are secured by essentially all the assets of Servicios and FCCM, and a pledge of the Company’s shares of Servicios and FCCM. The promissory notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2001.

Promissory Note

In October 2000, the Company amended and restated its promissory note payable to CSX Transportation, Inc., after making a $1.0 million discretionary principal payment, by refinancing $7.9 million at 8% with interest due quarterly and principal payments due in annual installments of $1.0 million which began October 31, 2001 through the maturity date of October 31, 2008. Prior to this amendment and restatement, the promissory note payable provided for annual principal payments of $1.2 million provided a certain subsidiary of the Company met certain levels of revenue and cash flow. In accordance with these prior provisions, the Company was not required to make any principal payments through 1999.

Schedule of Future Payments

The following is a summary of the maturities of long-term debt as of December 31, 2001 (in thousands):

2002	$4,441
2003	9,183
2004	23,785
2005	5,596
2006	5,576
Thereafter	12,010

$60,591

10. FINANCIAL RISK MANAGEMENT:

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

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of the standard to recognize its derivative instruments at the then fair value of a liability of $388,000. The effect of this transition adjustment did not impact earnings and was not material to accumulated other comprehensive income.

Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivatives as a hedge of a forecasted transaction or the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The effective portion of the changes in the fair value of the derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of income, as the hedged item. In addition, the ineffective portion of the changes in fair value of derivatives used as cash flow hedges are immediately recognized.

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in prepayments or other assets and accrued expenses or other liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings during the period it no longer qualifies as a hedge. Summarized below are the specific accounting policies by market risk category.

Foreign Currency Exchange Rate Risk

The Company uses purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Under SFAS No. 133, the instruments are carried at fair value in the consolidated balance sheets as a component of prepayments or other assets or accrued expenses or other liabilities. Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income in common shareholders’ equity.

During 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, one of which expired in March 2001 and one of which expired in September 2001. The remaining options expire in March 2002 and September 2002, and give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rate of 10.10 Mexican Pesos to the U.S. Dollar and 10.61 Mexican Pesos to the U.S. Dollar. At December 31, 2001, the notional amount under these options is $2.2 million. The Company paid up-front premiums for these options totaling $120,000. At December 31, 2001, the fair value of these currency options was $17,000.

Interest Rate Risk

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the new derivative requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item.

During 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2006 and the fixed base rates range from 5.46% to 6.47%. At December 31, 2001, the notional amount under these agreements is $30.6 million and the fair value of these interest rate swaps is a negative $1.1 million. During 2002, the Company anticipates it will record a charge to earnings of $412,000, as certain swaps expire, representing the anticipated value of the interest rate differentials to be paid.

11. CLASS A COMMON STOCK:

In November 2001, the Company completed a universal shelf registration of up to $200 million of various debt and equity securities. The form and terms of such securities shall be determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 3.9 million shares of Class A Common Stock in a public offering at a price of $18.50 per share for net proceeds of $66.5 million. The proceeds were used to pay off all revolving debt under the Company’s primary credit agreement and for general corporate purposes.

Additionally, certain shareholders (after exercising options and converting shares of Class B Common Stock into 64,641 shares of Class A Common Stock) sold shares in this offering. While the Company paid all issuance costs (except for the related underwriter’s fee), the Company did not receive any proceeds from the sale of shareholder shares. Had this issuance, and the December 2001 Convertible Preferred issuance, occurred on January 1, 2001, basic and diluted earnings per share for 2001 would have been $1.26 and $1.11, respectively, on 14.3 million and 17.1 million weighted average shares outstanding.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In December 2000, to fund its cash investment in ARG, the Company completed a private placement of the Convertible Preferred with the Fund managed by Brown Brothers Harriman & Co. The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. The Fund also received an option to invest an additional $5.0 million in the Company provided that the Company complete future acquisitions with an aggregate purchase price greater than $25.0 million. In December 2001, upon final approval by the Surface Transportation Board of the Company’s acquisition of South Buffalo Railway, the Fund exercised its option and invested an additional $5.0 million. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $10.22 per share of Class A Common Stock (if converted, 2,445,654 shares of Common Stock). The Convertible Preferred is callable by the Company after four years, and is mandatorily redeemable in eight years. At December 31, 2001, no shares of Convertible Preferred have been converted into shares of Class A Common Stock. Issuance fees are being amortized as additional dividends over the Convertible Preferred’s eight year life.

13. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act. The plan assets are managed by Registered Investment Companies that invest in Balanced Asset Funds, none of which are invested in the Company’s stock. On January 31, 2002, the Company froze one of its defined benefit plans. Effective that date, new employees will not be eligible to participate in this plan, and future earnings for current participants will not be eligible in the computation of benefits for those participants.

Historically, the Company has provided certain health care and life insurance benefits for certain retired employees. Eligible employees include union employees of one of its U.S. subsidiaries, and certain nonunion employees who have reached the age of 55 with 30 or more years of service. In October 2001, upon the South Buffalo acquisition, the Company assumed a liability to provide certain health care and life insurance benefits for union and non-union personnel employed by that subsidiary as of its acquisition date. The union and non-union employees of the subsidiary will become eligible for these health care and life insurance benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plans on a pay-as-you-go basis.

The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (in thousands):

			Other
			Retirement
	Pension		Benefits

	2001	2000	2001	2000

Change in benefit obligations:
Benefit obligation at beginning of year	$1,323	$1,267	$624	$706
Adjustment for plan assumed in acquisition	—	—	2,085	—
Service cost	155	210	104	3
Interest cost	91	95	210	48
Actuarial (gain) loss	(6)	(91)	11	(63)
Benefits paid	(50)	(50)	(70)

Benefit obligation at end of year	$1,513	$1,323	$2,984	$624

Change in plan assets:
Fair value of assets at beginning of year	$1,105	$1,020	$—	$—
Actual return (loss) on plan assets	(119)	163	—	—
Employer contributions	206	80	50	70
Benefits paid	(50)	(50)	(70)

Fair value of assets at end of year	$1,142	$1,105	$—	$—

Reconciliation of Funded Status:
Funded status	($371)	($217)	($2,984)	($624)
Unrecognized net actuarial (gain) loss	8	(213)	(17)	(28)
Unrecognized prior service cost	182	204	—	—

Total accrued benefit obligation	($181)	($226)	($3,001)	($652)

Weighted-average assumptions:
Discount rate	7.75%	7.75%	7.5%	7.5%
Expected return on plan assets	8.5%	8.5%	N/A	N/A
Rate of compensation increase	3.5%	4.5%	N/A	N/A

				Other
				Retirement
	Pension			Benefits

	2001	2000	1999	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$155	$210	$179	$104	$3	$2
Interest cost	91	95	576	210	48	36
Expected return on plan assets	(96)	(88)	(38)	—	—	—
Amortization of prior service cost	23		2324	—	—	—
Amortization of (gain) loss	(12)	—	—	—	—	(6)

Net periodic benefit cost	$161	$240	$241	$314	$51	$32

For measurement purposes, a weighted average 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001 and thereafter.

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

	1 – Percentage	1 – Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$14,574	($13,051)
Effect on postretirement benefit obligation	$282,277	($251,731)

Employee Bonus Programs

The Company has performance-based bonus programs which include a majority of non-union employees. Key employees are granted bonuses on a discretionary basis. Total compensation of approximately $2.3 million, $2.1 million and $1.7 million was awarded under the various bonus plans in 2001, 2000 and 1999, respectively.

Profit Sharing

In February 2001, the Company merged two of its three 401(k) plans covering certain U.S. union and non-union employees. The two 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Under one of these plans, the Company matches participants’ contributions up to 1.5% of the participants’ salary. Under the second plan, the Company matches participants’ contributions up to 5.0% of the participants’ salary. The Company’s contributions to all plans in 2001, 2000 and 1999 were approximately $307,000, $299,000 and $264,000, respectively.

As required by provisions within the Mexican Constitution and Mexican Labor Laws, the Company’s subsidiary, FCCM provides a statutory profit sharing benefit to its employees. In accordance with these laws, FCCM is required to pay to its employees a 10% share of its profits within 60 days of filing corporate income tax returns. The profit sharing basis is computed under a section of the Mexican Income Tax Law which, in general terms, differs from the taxable income by excluding the inflation adjustment on depreciation, amortization, receivables and payables. Provisions for statutory profit sharing expense were $298,000 and $766,000 for 2001 and 2000, respectively.

Postemployment Benefits

The Company does not provide any other significant postemployment benefits to its employees.

     14.     INCOME TAXES:

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. The components of income before provision for income taxes, equity earnings and extraordinary item for the presented periods are as follows (in thousands):

	2001	2000	1999

United States	$7,615	$9,199	$9,634
Foreign (U.S.$)	8,772	14,891	5,954

	$16,387	$24,090	$15,588

No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to utilize those earnings in the operations of the foreign subsidiaries for the foreseeable future. In the event earnings should be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits, some of which would become available upon the distribution) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2001 is $16.0 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes that could be payable if a distribution of earnings were to occur.

The components of the provision for income taxes are as follows (in thousands):

	2001	2000	1999

United States:
Current-
Federal	$681	$495	$1,265
State	85	339	952
Deferred	2,228	2,594	2,381

	2,994	3,428	4,598

Foreign (U.S.$):
Current	1,236	164	(1,212)
Deferred	1,936	6,977	(1,211)

	3,172	7,141	(2,423)

Total	$6,166	$10,569	$2,175

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2001	2000	1999

Tax provision at statutory rate	34.0%	34.0%	35.0%
Effect of foreign operations	3.2%	12.2%	(100.7%)
State income taxes, net of federal income tax benefit	1.9%	1.8%	5.7%
Change in valuation allowance	(2.0%)	(3.6%)	71.9%
Other, net	0.5%	(0.5%)	2.1%

Effective income tax rate	37.6%	43.9%	14.0%

Deferred income taxes reflect the net income effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. The components of net deferred income taxes as of the presented year ends are as follows (in thousands):

	2001	2000

Deferred tax benefits —
Accruals and reserves not deducted for tax purposes until paid	$2,150	$2,202
Alternative minimum tax credits	841	935
Net operating losses	6,776	7,586
Postretirement benefits	176	233
Other	707	131

	10,650	11,087
Deferred tax obligations —
Property and investment basis differences	(32,670)	(30,267)
Valuation allowance	(450)	(797)

Net deferred tax obligations	($22,470)	($19,977)

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

The Company’s alternative minimum tax credit can be carried forward indefinitely; however, the Company must achieve future regular U.S. taxable income in order to realize this credit. The Company had net operating loss carry-forwards from its Mexican operations in 2001, 2000 and 1999 of $18.1 million, $20.0 million and $10.3 million, respectively. The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of the purchase price paid for the FCCM operations. These loss carry-forwards will expire, if unused, between 2009 and 2010. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2001, 2000 and 1999 of $1.1 million, $1.5 million and $2.2 million, respectively. The Canadian losses primarily represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire, if unused, between 2004 and 2006.

In the third quarter of 1999, the Australian government enacted an income tax law that, for assets acquired from a tax-exempt entity, impacts the depreciable basis of those assets. The impact of the new law on the Company’s Australian operation is that it will be able to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets acquired from the government in November 1997. However, management estimated that it was more likely than not that the Company would be unable to fully realize all of the potential income tax benefits and accordingly, established a partial valuation allowance against the deferred tax assets recorded pursuant to the tax law change. Accordingly, the net income tax benefit recorded in the 1999 third quarter as a result of this tax law change was $4.2 million. Management’s assessment of the likelihood of realizing the full benefit of this incremental tax depreciation included a review of the Australian operation’s forecasted results for the next several years which indicated that, with the additional tax depreciation deductions and other accelerated deductions for income tax purposes, this operation would not likely realize the entire tax benefit. During 2000, based on the actual operating results achieved by the Australian subsidiary, management revised its assessment of the likelihood that this tax benefit would be realized. The 2000 reassessment resulted in a decrease in the related valuation allowance of $1.0 million. Pursuant to the deconsolidation of ASR, the remaining valuation allowance and related deferred tax assets are no longer included in the consolidated results of the Company.

As of December 31, 2001, 2000 and 1999, in addition to the valuation allowance described above, the income tax benefit of the Mexican and Canadian net operating losses had been offset by a partial valuation allowance based on management’s assessment regarding their ultimate realization. A certain portion of this incremental valuation allowance was established in the acquisition of GRO, and accordingly, if reversed will result in a decrease to goodwill. Management does not believe that a valuation allowance is required for any other deferred tax assets based on anticipated future profit levels and the reversal of current deferred tax obligations.

15. GRANTS FROM GOVERNMENTAL AGENCIES:

The Company periodically receives grants from states and provinces in which it operates for rehabilitation or construction of track. The states and provinces typically reimburse the Company for 75% to 100% of the total cost of specific projects. Under two such grant programs, the Company received $278,000, $6.0 million and $6.1 million in 2001, 2000 and 1999, respectively, from the State of New York and $3.2 million, $2.2 million and $3.2 million in 2001, 2000 and 1999, respectively, from the State of Pennsylvania. In addition, the Company received $86,000, $341,000 and $200,000 of grants in 2001, 2000 and

1999, respectively, from other states, and $388,000 and $315,000 in 2001 and 2000, respectively, from a province in Canada.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2001, 2000 and 1999, the Company recorded offsets to depreciation expense from grant amortization of $1.4 million, $1.1 million and $1.0 million, respectively.

16. COMMITMENTS AND CONTINGENCIES:

The Company has built its portfolio of railroad properties primarily through the purchase or lease of road and track structure and through operating agreements. These transactions have historically related only to the physical assets of the railroad property. Typically, the Company does not assume the operations or liabilities of the divesting railroads. However, in October 2001, the Company assumed certain current liabilities of $2.4 million and certain long-term liabilities of $3.2 million through the acquisition of South Buffalo Railway (see Note 3).

Legal Proceedings

The Company is a defendant in certain lawsuits resulting from railroad and industrial switching operations, one of which had included the commencement of a criminal investigation that was resolved in 2001 with no charges arising. Management believes that the Company has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company’s results of operations or financial position.

On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR breached certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd’s previously owned Powerton Plant. The suit seeks unspecified compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit. However, an adverse outcome of this lawsuit could have a material adverse effect on the Company’s financial condition.

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

17. STOCK-BASED COMPENSATION PLANS:

In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (the Stock Option Plans). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, except for $200,000 of compensation expense related to the immediate repurchase of shares issued upon exercise of certain stock options in 2001. Had compensation cost for all options issued under these plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

		2001	2000	1999

Net Income:	As reported	$19,084	$13,932	$12,533
	Pro Forma	18,307	12,925	11,468
Basic EPS:	As reported	$1.72	$1.42	$1.24
	Pro Forma	1.65	1.32	1.13
Diluted EPS:	As reported	$1.48	$1.38	$1.23
	Pro Forma	1.42	1.28	1.12

The Company has reserved 2,565,000 Class A shares for option grants under the Stock Option Plans. The Compensation and Stock Option Committee of the Company’s Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. Some awards under the director’s plan are automatic during the first two years after joining the Board of Directors, and the Board of Directors may make other awards under this plan. Under both Plans, the exercise price must equal at least 100% of the stock’s market price on the date of grant and must be exercised within five years, or ten years for directors, from the date of grant. The following is a summary of stock option activity for 2001, 2000 and 1999:

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

		Wtd. Ave.		Wtd. Ave.		Wtd. Ave.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,720,052	$7.72	1,715,064	$7.88	1,467,845	$8.67
Granted	339,977	11.45	336,488	6.70	279,900	3.81
Exercised	(741,428)	8.39	(287,625)	7.59	—	—
Forfeited	(28,775)	7.28	(43,875)	6.42	(32,681)	9.40

Outstanding at end of year	1,289,826	8.32	1,720,052	7.72	1,715,064	7.88

Exercisable at end of year	466,977	7.77	950,220	8.38	827,744	8.38

Weighted average fair value of options granted		6.28		3.47		1.85

     The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number of	Remaining	Weighted Average	Number of	Weighted Average
Exercise Price	Options	Contractual Life	Exercise Price	Options	Exercise Price

$3.72-5.99	258,159	2.6 Years	$4.12	98,686	$4.02
6.00 - 7.99	293,821	3.8 Years	6.93	114,990	7.22
8.00 - 9.99	396,520	1.4 Years	9.38	248,801	9.42
10.00 - 11.99	268,575	4.2 Years	10.64	—	—
12.00 - 17.35	72,751	5.3 Years	14.57	4,500	12.67

3.72 - 17.35	1,289,826	3.0 Years	8.32	466,977	7.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-free interest rate	4.50%	6.20%	5.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	4.91	5.45	5.90
Expected volatility	58.11%	47.80%	39.50%

In addition to the Stock Option Plans, the Company has reserved 562,500 shares of Class A common stock it may sell to its full-time employees under its Stock Purchase Plan. At December 31, 2001, 2000 and 1999, 25,202 shares, 22,388 shares and 17,912 shares, respectively, had been purchased under this plan. The Company sells shares at 100% of the stock’s market price at date of purchase; therefore, no compensation cost exists for this plan.

18. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company currently operates in two business segments: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; and Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States. Through December 16, 2000, the Company also operated in the Australian Railroad Operations segment, which included operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia.

Corporate overhead expenses, including acquisition expenses, are reported in North American Railroad Operations. The Company’s December 31, 2001 and 2000, equity investments in Australia and South America are also included in the Asset section of North American Railroad Operations.

The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment and for each geographic area for 2001, 2000 and 1999 are shown in the following tables (in thousands):

	North American
				Australian
	Railroad	Industrial		Railroad	Consolidated
	Operations	Switching	Total	Operations	Total

2001
Operating revenues	$161,445	$12,131	$173,576	—	$173,576
Income from operations	21,653	487	22,140	—	22,140
Depreciation and amortization	12,139	617	12,756	—	12,756
Assets	394,746	7,773	402,519	—	402,519
Capital expenditures, net of government grants	16,307	244	16,551	—	16,551

2000
Operating revenues	$158,318	$10,573	$168,891	$37,639	$206,530
Income (loss) from operations	23,545	238	23,783	(30)	23,753
Depreciation and amortization	11,068	658	11,726	2,254	13,980
Assets	330,358	8,025	338,383	—	338,383
Capital expenditures, net of government grants	22,581	404	22,985	6,288	29,273

1999
Operating revenues	$121,093	$11,341	$132,434	$43,152	$175,586
Income (loss) from operations	15,900	(86)	15,814	6,554	22,368
Depreciation and amortization	9,649	768	10,417	2,157	12,574
Assets	253,624	8,319	261,943	41,997	303,940
Capital expenditures, net of government grants	18,260	130	18,390	6,508	24,898

Refer to the accompanying consolidated statements of income for items to reconcile from consolidated income from operations to consolidated net income.

19. QUARTERLY FINANCIAL DATA:

     Quarterly Results (Unaudited)

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

2001
Operating revenues	$42,871	$44,243	$42,050	$44,412
Income from operations	5,181	5,960	5,108	5,891
Net income	6,578	5,087	4,531	2,888
Diluted earnings per share	0.53	0.40	0.35	0.21

2000
Operating revenues	$55,411	$52,354	$50,095	$48,670
Income from operations	8,297	7,807	6,681	967
Net income	4,412	2,278	3,192	4,050
Diluted earnings per share	0.44	0.23	0.32	0.38

1999
Operating revenues	$34,172	$42,669	$45,063	$53,682
Income from operations	2,038	5,723	6,351	8,257
Net income (loss)	(331)	2,746	6,691	3,429
Diluted earnings (loss) per share	(0.03)	0.27	0.67	0.35

The fourth quarter of 2001 includes a $728,000 pre-tax decrease to the previously recorded gain of $3.7 million to reflect the lower than estimated reimbursed amount for acquisition-related costs (see Note 3).

The first quarter of 2001 includes an additional pre-tax gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers (see Note 3).

The fourth quarter of 2000 includes a $10.1 million pre-tax gain upon the issuance of ASR stock to Wesfarmers, a $4.0 million pre-tax compensation charge related to accelerating ASR stock options and a $6.6 million deferred tax expense resulting from the deconsolidation of ASR (see Note 3).

The third quarter of 1999 includes $4.2 million of nonrecurring income tax benefit related to a favorable income tax legislation change in Australia (see Note 14.).

20. COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Net income	$19,084	$13,932	$12,533
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments Transition adjustment related to change in accounting for derivative instruments and hedging activities	708	(3,567)	791
Net change in unrealized losses on qualifying	(255)	—	—
cash flow hedges	(475)	—	—

Comprehensive income	$19,062	$10,365	$13,324

The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Net foreign currency translation adjustments	$(4,175)	$(4,883)
Net unrealized losses on qualifying cash flow hedges	(730)	—

Accumulated other comprehensive loss	$(4,905)	$(4,883)

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002 and does not expect to record any impairment charges upon adoption.

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations"(SFAS No. 141). Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with this statement, the Company adopted SFAS 142 as of January 1, 2002 for existing goodwill and intangible assets and on June 30, 2001 for South Buffalo. As of December 31, 2001, goodwill, net of accumulated amortization, is $24.1 million and amortization expense for the year ended December 31, 2001 is $358,000. The Company does not expect to record any impairment charges upon adoption in 2002.

To the Board of Directors and Stockholders of
Australian Railroad Group Pty Ltd

We have audited the accompanying consolidated balance sheet of Australian Railroad Group Pty Ltd and subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Railroad Group Pty Ltd and subsidiaries at December 31, 2001 and the consolidated results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. The accompanying balance sheet at December 31, 2000 was not audited by us and, accordingly, we do not express an opinion on it.

Ernst & Young
Perth, Western Australia
February 11, 2002

AUSTRALIAN RAILROAD GROUP
CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2001

	2001	2000
	$000 USD	$000 USD

		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,908	$9,071
Accounts receivable	25,983	15,919
Materials and supplies	8,390	11,306
Prepaid expenses and other	3,109	17,482
Deferred income tax assets	—	272

Total current assets	47,390	54,050

Property and equipment, net	355,818	338,342
Restricted cash	6,260	—
Deferred income tax assets	9,469	14,406
Other assets, net	5,862	8,424

Total assets	$424,799	$415,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,949	$3,398
Accrued expenses	24,785	12,264
Provision for employee entitlements	5,488	2,715
Short-term debt	—	16,342
Deferred income tax liabilities	309	—

Total current liabilities	38,531	34,719

Long-term debt	262,876	265,408
Other long-term liabilities	993	2,524
Fair value of interest rate swaps	9,667	—
Commitments and contingencies
Stockholders’ equity
Common stock, no par value, 90,000,002 and 72,000,002 issued and outstanding at December 31, 2001 and 2000, respectively	79,029	71,344
Preferred stock, no par value, 11,704,462 issued and outstanding at December 31, 2001 and 2000, no fixed dividend, redeemable at the option of the Company	11,807	11,807
Subordinated stockholders’ loans	8,719	16,404
Retained earnings	27,684	10,782
Accumulated other comprehensive income	(14,507)	2,234

Total stockholders’ equity	112,732	112,571

Total liabilities and stockholders’ equity	$424,799	$415,222

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP
CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2001

2001
$000 USD

Operating Revenues	$181,714
Operating Expenses
Transportation	53,552
Maintenance of ways and structures	23,622
Maintenance of equipment	20,301
Depreciation and amortization	13,392
General and administrative	21,852
Write-off of unsuccessful bid costs	1,752
Total operating expenses	134,471

Income from Operations	47,243
Interest income	596
Interest expense	(22,505)
Other income	152

Income before Income Taxes	25,486
Provision for income taxes	(8,584)

Net Income	$16,902

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2001

			Subordinated		Accumulated Other	Total
	Common	Preferred	Stockholders’	Retained	Comprehensive	Stockholders’
$000 USD	Stock	Stock	loans	Earnings	Income/(Loss)	Equity

Balance, December 31, 2000	$71,344	$11,807	$16,404	$10,782	$2,234	$112,571
Comprehensive income/(loss)
Net income	—	—	—	16,902	—	16,902
Currency translation adjustment	—	—	—	—	(9,974)	(9,974)
Interest rate swaps, fair value adjustments, net of income taxes:
Transition adjustment related to the change in accounting for derivative instruments	—	—	—	—	(3,587)	(3,587)
Change in fair value through December 31, 2001	—	—	—	—	(5,622)	(5,622)
Reclassification into earnings	—	—	—	—	2,442	2,442
Repayment of loans	—	—	(7,685)	—	—	(7,685)
Issuance of 18,000,000 shares of common stock	7,685	—	—	—	—	7,685

Balance, December 31, 2001	$79,029	$11,807	$8,719	$27,684	$(14,507)	$112,732

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP
CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2001

2001
$000 USD

Cash Flows from Operating Activities
Net income	$16,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,139
Amortization	3,253
Profit on disposal of property and equipment	(152)
Deferred income taxes	7,252
Amortization of deferred finance charges	1,860
Changes in assets and liabilities
Accounts receivable, prepaid expenses and other	(14,164)
Materials and supplies	(197)
Accounts payable and accrued expenses	16,505

Net cash provided by operating activities	41,398

Cash Flows from Investing Activities
Purchase of property and equipment	(54,358)
Proceeds from sale of property and equipment	152

Net cash used in investing activities	(54,206)

Cash Flows from Financing Activities
Proceeds from issue of shares	7,685
Repayment of subordinated stockholders’ loans	(7,685)
Transfer to restricted cash	(6,351)
Refund of goods and services tax	16,457
Proceeds from long-term debt	20,452
Repayments of short-term debt	(16,360)

Net cash provided by financing activities	14,198

Effect of exchange rate changes on cash and cash equivalents	(553)

Increase in Cash and Cash Equivalents	837
Cash and Cash Equivalents, beginning of year	9,071

Cash and Cash Equivalents, end of year	$9,908

Cash paid during year for:
Interest	$20,645
Income taxes	—

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

1 Principal activities

Australian Railroad Group Pty Ltd (the Company) is jointly owned by Genesee and Wyoming Inc (GWI) and Wesfarmers Ltd (Wesfarmers) in which each partner holds a 50% interest.

The principal activity of the Company during the year was to provide rail freight transport and ancillary logistics services to the mining and agricultural industries and to the general freight market within Western Australia and South Australia. There was no significant change in the nature of these activities during this period.

On December 16, 2000, the Company completed the acquisition of Westrail Freight from the Government of Western Australia for approximately $334.4 million including working capital. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia. The purchase price included $16.5 million of goods and services taxes which were reimbursed by the Government in 2001.

To complete the acquisition, GWI contributed its formerly wholly owned subsidiary, Australia Southern Railroad Pty Ltd (ASR), to the Company along with its 2.6% interest in the Asia Pacific Transport Consortium Pty Ltd (APTC) – a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. Additionally, GWI contributed $21.4 million of cash to the Company while Wesfarmers contributed $64.2 million in cash, including $8.2 million which represents a long-term Australian dollar denominated non-interest bearing note to match a similar note due to GWI from ASR at the date of the transaction. The Company funded the remaining purchase price with proceeds from a new bank credit facility.

On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.7 million into the Company. In the second quarter of 2001, the Company paid the $7.7 million to its two shareholders, in equal amounts of $3.9 million each, as partial payment of each shareholder’s Australian dollar denominated non-interest bearing note.

2 Summary of significant accounting policies

Basis of Preparation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.

Derivative Financial Instruments
Effective January 1, 2001, the Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, be recognized at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair values or cash flows.

Principles of Consolidation
The consolidated financial statements include the accounts of Australian Railroad Group Pty Ltd and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.

Revenue Recognition
Due to the relatively short length of haul, revenues are estimated and recognized as shipments initially move onto the tracks. Other service revenues are recognised as such services are provided.

Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash
The restricted cash on deposit is interest bearing and is restricted to be used on capital expenditure as approved by the lenders.

Materials and Supplies
Materials and supplies consist of purchased items for improvement and maintenance of railroad property and equipment, and are stated at the lower of cost on a first-in-first-out basis or net realisable value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

Property and Equipment
Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to other income upon disposition. Depreciation is provided on the straight-line method over the useful lives of the road property (20-30 years), equipment (3-20 years) and lease premium (49 years). The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances.

Disclosures About Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities:

The carrying value approximates fair value due to the short maturity of these items.

Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
The functional currency of the Company is the Australian dollar. Foreign currency transactions are translated at the applicable rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange prevailing at that date. All exchange gains and losses are reflected in the statement of income. Cumulative translation gains or losses arising from translating the Australian dollar denominated financial statements into US dollars are reported in other comprehensive income as a component of stockholder’s equity.

3 Property and Equipment

2001
$000 USD
Major classifications of property and equipment are as follows:
Railroad property	$20,981
Equipment and other	197,750
Lease premium	157,240

375,971
Less: Accumulated depreciation and amortisation	(20,153)

$355,818

The lease premium represents the cost paid to the Government of Western Australia as part of the purchase price for Westrail Freight, for access to the track infrastructure network for a period of 49 years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

4 Other Assets

2001
$000 USD
Major classifications of other assets are as follows:
Deferred finance costs	$7,956
Less: Accumulated amortisation	(2,094)

$5,862

Deferred financing costs are amortised over terms of the related debt using the straight-line method, which approximates the effective interest method.

5 Short-Term Debt

The secured bank loan of $16.3 million as of December 31, 2000 was repaid in 2001. The weighted average interest rate was 7.84%.

6 Long-Term Debt

Long-term debt	$262,876

Credit facilities

Long-term debt represents project financing, with the lenders taking security over all assets of the Company. The debt consists of a 3 year fully drawn facility of $121.2 million, a 5 year fully drawn facility of $121.2 million and a 5-year facility of $56.1 million for capital expenditure ($35.6 million of which was undrawn as of December 31, 2001). All these loans commenced in December 2000. Loan repayments are based upon available cash flows. The minimum future repayments are set out in the schedule below. All loan covenants have been complied with.

The interest rate on the three facilities is derived from the bank bill bid rate. The average interest rate on secured loans during 2001 was between 5.7% and 7.8%, which includes any interest hedging adjustments.

In addition, the Company has a secured current operating overdraft facility of $7.7 million, which at December 31, 2001 was undrawn.

Schedule of Future Minimum Payments
The following is a summary of the scheduled maturities of long-term debt as of December 31, 2001:

2002	$—
2003	121,200
2004	—
2005	141,676

$262,876

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

7 Financial Risk Management

(a)	Interest rate risk

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect the amount of its future interest payments. Interest rate swap contracts are used to adjust the proportion of total debt that is subject to variable interest rates. Under an interest rate swap contract, the Company agrees to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times the same notional amount.

For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a cash flow hedge against changes in the amount of future cash flows associated with the Company’s interest payments of variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. The net effect of this accounting in the Company’s operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on fixed interest rates.

The Company entered into rate swap agreements on its $121.2 million variable rate debt due December 17, 2003, its $121.2 million variable rate debt due December 17, 2005, and its $20.5 million variable rate debt due December 17, 2005. These interest rate swap contracts were entered for interest rate exposure management purposes and mature on December 17, 2007. As a result of FAS 133, the Company recorded a cumulative transition adjustment of $3.6 million, net of income taxes, to accumulated other comprehensive income. The transition adjustment is being amortized over the future life of the underlying debt obligations. At December 31, 2001, the Company had interest rate swap contracts to pay fixed-rates of interest between 5.6% and 6.9% and receive variable-rates of interest between 5.7% and 7.8% on $229.8 million notional amount of indebtedness. The Company did not recognize any amounts in the statement of income related to the ineffectiveness portion of the hedge.

(b)	Net fair values

The carrying amounts of financial assets and financial liabilities at December 31, 2001, approximate their aggregate net fair values.

(c)	Credit risk exposures

The Company’s maximum exposures to credit risk at December 31, 2001, in relation to each class of recognized financial asset is the carrying amount of those assets as indicated in the balance sheet. In relation to derivative financial instruments, credit risk arises from the potential failure of counterparties to meet their obligations under the contract or arrangements. The Company’s maximum credit risk exposure in relation to interest rate swap contracts is limited to the net amounts to be received on contracts that are favourable to the Company, being none at December 31, 2001.

Concentration of credit risk

For the year ending December 31, 2001, the Company’s primary location of business was within South Australia and Western Australia, which therefore represents the location of the entity’s credit risk. Trade payables/receivables are normally payable/collectable within 30 days.

Except for securities held to ensure the performance of contractor guarantees or warrantees, amounts due from major receivables are not normally secured by collateral, however the creditworthiness of receivables is regularly monitored. Securities held to ensure the performance of contractor guarantees or warrantees include Bank Guarantees, Personal (Directors) Guarantees or cash. The value of securities held is dependent on the nature, including the complexity and risk of the contract.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

8 Income Taxes

2001
$000 USD
The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:
Prima facie tax at 30% on income before income taxes	$7,646
Tax effect of permanent differences:
Amortization of lease premium	976
Non-allowable items	21
Other items	(59)

Total income tax expense	$8,584

The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

Total income tax expense includes:
Current	$166
Deferred	8,418

$8,584

The deferred income tax balance comprises:
Non-current deferred income tax assets
Employee leave provisions	$216
Tax vs. book values of property and equipment	1,673
Income tax losses carried forward	4,680
Unrealised losses on interest rate swaps	2,900

$9,469

Current deferred income tax liabilities:
Employee leave provisions	$1,194
Expense accruals	234
Materials and supplies	(1,445)
Prepayments	(292)
$(309)

Income tax losses have no expiry date and the Company expects to recover all income tax losses, consequently, there is no valuation allowance.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

9 Accumulated Other Comprehensive Income/(Loss)

2001
$000 USD

The components of other comprehensive income/(loss), net of income tax, included in the consolidated balance sheet as of December 31, 2001 are as follows:
Net foreign currency translation adjustments	$(7,740)

Unrealized losses on interest rate swaps	(9,667)
Less Income taxes	2,900

Net unrealized losses on interest rate swaps	$(6,767)

$(14,507)

10 Expenditure Commitments

(a) Non-cancellable future minimum lease payments, payable as follows:
2002	$314
2003	17
2004	17
2005	16
2006	16
Thereafter	—

$380

(b) Other capital expenditures:
Later than one year, but not later than five years	$24,600
Later than five years	587

$25,187

Operating leases are entered into for motor vehicles and office equipment. Rental payments are fixed for the life of the lease for all types of operating leases. Purchase options and renewal terms exist at the Company’s discretion and no operating lease contains restrictions on financing or other leasing activities. Operating lease expense in 2001 was $2.0 million.

Under the agreement for the acquisition of SA Rail Pty Ltd, a wholly-owned subsidiary of the Company, the parent company is committed to incur approximately $26.7 million of capital expenditure between the date of acquisition (November 7, 1997) and December 31, 2002, either directly or through its subsidiaries. Capital expenditures within the definition of this commitment were $11.0 million through December 31, 2001. The full commitment is expected to be met by December 31, 2002.

Under the agreement for the acquisition of the Westrail Freight business, there is an obligation to complete the Tambellup to Gnowangerup and the Katanning to Nyabing lines by June 30, 2004. As of February 11, 2002, the remaining costs are estimated to be $2.7 million and $6.8 million, respectively.

11 Contingent Liabilities

The Commonwealth Government of Australia has acknowledged that portions of the leasehold and freehold land acquired under the Sale and Purchase Agreement of SA Rail Pty Ltd, contains contamination arising from activities associated with previous operators. The Commonwealth has provided a release and indemnity to the Company from obligations, duty or liability arising from pre-existing contamination. The Commonwealth is required to remediate the relevant land to existing environmental standards and for the purposes for which the land was used at the date of the Sale and Purchase Agreement (or the date on which that land was last used).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

12 Employee Benefit Plans

The following Employee Benefit Plans have been established:

Plan	Benefit Type

Australian Railroad Group Superannuation	Plan Accumulated lump sum / defined contribution plan

Westscheme Plan	Accumulated lump sum / defined contribution plan

West Super Plus Plan	Accumulated lump sum / defined contribution plan

Employees contribute to the plans at various percentages of their remuneration. The Company’s contributions are based on recommended industry rates and not legally enforceable other than those payable in terms of notified award and superannuation guarantee levy obligations. The related expense for the year charged to the income statement was $2.4 million.

13 Economic Dependency

Approximately 22.0% (2000: 18.7%) of the Company’s revenue is generated from freight services rendered to Australian Wheat Board Ltd.

14 Segment Information

Industry Segment

The Company operates in only one industry, being rail freight transport.

15 Related Party Disclosures

1.	Interest free, unsecured loans amounting to $8.7 million made equally by the shareholders, Wesfarmers Ltd and Genesee & Wyoming Inc to the Company.

2.	Management services provided by Wesfarmers Ltd and Genesee & Wyoming Inc to the Company are recovered at cost. Amounts paid were $0.7 million to Wesfarmers Ltd and $1.9 million to Genesee & Wyoming Inc., and there are no amounts outstanding at December 31, 2001.

16 Restructuring Costs

On October 11, 2001, the Company announced that it was restructuring the operations of the formerly state-owned assets of Westrail Freight and expected a work force reduction of 80 employees by the end of March 2002. At December 31, 2001, the services of 42 employees had been terminated at a total cost of $2.6 million. The estimated restructuring costs of $4.1 million have been accounted for as an adjustment to the purchase price of Westrail Freight. Restructuring costs left to be paid during 2002 are $1.5 million and are reflected as accrued expenses.

17 Unsuccessful Bid Costs

In January 2002, it was announced that the Company’s bid for the acquisition of the National Rail/Freightcorp operations in Australia was unsuccessful. This announcement resulted in a write-off of all costs incurred through December 31, 2001, amounting to $1.8 million, associated with the unsuccessful bid. Management expects that approximately $1.1 million of additional costs of the unsuccessful bid will be expensed in the first quarter of 2002.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2001

18 Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002 and does not expect to record any impairment charges upon adoption.

On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations"(SFAS No. 141). Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

