Form 10-Q
period 2002-03-31
GENESEE & WYOMING INC
filed 2002-05-15
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended March 31, 2002	Commission File No. 0-20847

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722 (Telephone No.)

Shares of common stock outstanding as of the close of business on May 1, 2002:

Class	Number of Shares Outstanding

Class A Common Stock	12,773,753

Class B Common Stock	1,805,292

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑ YES	NO

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Statements of Income — For the Three Month Periods Ended March 31, 2002 and 2001	3

Consolidated Balance Sheets — As of March 31, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows — For the Three Month Periods Ended March 31, 2002 and 2001	5

Notes to Consolidated Financial Statements	6 - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Part II — Other Information	30

Index to Exhibits	31 - 33

Signatures	34

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,

	2002	2001

OPERATING REVENUES	$48,297	$42,871

OPERATING EXPENSES:

Transportation	14,631	14,058

Maintenance of ways and structures	5,390	4,995

Maintenance of equipment	8,481	8,123

General and administrative	9,800	7,401

Depreciation and amortization	3,453	3,113

Total operating expenses	41,755	37,690

INCOME FROM OPERATIONS	6,542	5,181

Interest expense	(1,600)	(2,819)

Gain on sale of 50% equity in Australian operations	—	3,713

Valuation adjustment of U.S. dollar denominated foreign loans	(6)	(44)

Other income, net	109	383

Income before income taxes and equity earnings	5,045	6,414

Provision for income taxes	1,726	2,164

Income before equity earnings	3,319	4,250

Equity in net income of international affiliates:

Australian Railroad Group	1,838	2,262

South America	231	66

Net income	5,388	6,578

Preferred stock dividends and cost accretion	293	236

Net income available to common stockholders	$5,095	$6,342

Basic earnings per common share	$0.35	$0.62

Weighted average shares	14,587	10,150

Diluted earnings per common share	$0.31	$0.53

Weighted average shares	17,507	12,443

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	March 31,	Dec. 31,
ASSETS	2002	2001

CURRENTS ASSETS:

Cash and cash equivalents	$13,146	$28,732

Accounts receivable, net	44,175	41,025

Materials and supplies	5,210	4,931

Prepaid expenses and other	6,859	6,514

Deferred income tax assets, net	2,102	2,150

Total current assets	71,492	83,352

PROPERTY AND EQUIPMENT, net	233,210	199,102

INVESTMENT IN UNCONSOLIDATED AFFILIATES	74,325	69,402

GOODWILL	24,144	24,144

INTANGIBLE and OTHER ASSETS, net	25,709	26,519

Total assets	$428,880	$402,519

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:

Current portion of long-term debt	$5,244	$4,441

Accounts payable	45,342	45,206

Accrued expenses	13,431	12,077

Total current liabilities	64,017	61,724

LONG-TERM DEBT, less current portion	69,459	56,150

DEFERRED INCOME TAX LIABILITIES, net	25,745	24,620

DEFERRED ITEMS—grants from government agencies	34,927	35,362

DEFERRED GAIN—sale-leaseback	4,416	4,607

OTHER LONG-TERM LIABILITIES	8,960	7,731

MINORITY INTEREST	2,938	2,854

REDEEMABLE CONVERTIBLE PREFERRED STOCK	23,851	23,808

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,104,818 and 15,074,462 shares issued and 12,766,827 and 12,737,601 shares outstanding (net of 2,337,991 and 2,336,861 in treasury) on March 31, 2002 and December 31, 2001, respectively	151	151

Class B common stock, $0.01 par value, ten votes per share; 5,000,000 shares authorized; 1,805,292 issued and outstanding on March 31, 2002 and December 31, 2001	18	18

Additional paid-in capital	123,903	123,597

Retained earnings	84,124	79,030

Accumulated other comprehensive loss	(1,378)	(4,905)

Less treasury stock, at cost	(12,251)	(12,228)

Total stockholders’ equity	194,567	185,663

Total liabilities and stockholders’ equity	$428,880	$402,519

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,388	$6,578

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	3,453	3,113

Deferred income taxes	880	1,770

Gain on sale of 50% equity in Australian operations	—	(3,713)

Equity earnings of unconsolidated international affiliates	(2,069)	(2,328)

Minority interest expense	94	50

Tax benefit realized upon exercise of stock options	120	—

Valuation adjustment of U.S. dollar denominated loans	6	44

Changes in assets and liabilities -

Accounts receivable	(830)	1,700

Materials and supplies	84	(127)

Prepaid expenses and other	238	291

Accounts payable and accrued expenses	(5,696)	127

Other assets and liabilities, net	745	(287)

Net cash provided by operating activities	2,413	7,218

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net of proceeds from government grants	(3,179)	(1,631)

Purchase of Emons Transportation Group, Inc., net of cash received	(26,125)	—

Dividend from unconsolidated international affiliate	—	617

Proceeds from disposition of property, including sale-leaseback	3	6,894

Net cash (used in) provided by investing activities	(29,301)	5,880

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings, including capital leases	(15,804)	(34,155)

Proceeds from issuance of long-term debt	27,000	27,000

Purchase of treasury stock	(23)	—

Proceeds from employee stock purchases	253	1,652

Dividends paid on Redeemable Convertible Preferred Stock	(250)	(244)

Net cash provided by (used in) financing activities	11,176	(5,747)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	126	(59)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,586)	7,292

CASH AND CASH EQUIVALENTS, beginning of period	28,732	3,373

CASH AND CASH EQUIVALENTS, end of period	$13,146	$10,665

CASH PAID DURING PERIOD FOR:

Interest	$2,059	$2,769

Income taxes	1,485	275

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2002 and 2001, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s 2001 Form 10-K.

2.	EXPANSION OF OPERATIONS:

United States

         On February 22, 2002, after having received the necessary approvals from The Surface Transportation Board, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $26.1 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million) less assumed current liabilities ($7.8 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented an early retirement program under which 22 Emons employees were terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, Quebec and Pennsylvania.

         On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million) less assumed current liabilities ($2.4 million) and assumed long-term liabilities ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, along with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, are reflected in the March 31, 2002 and December 31, 2001 balance sheets as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable can be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition. As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which 28 South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in goodwill. The majority of these costs were paid in 2001.

         The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

Pro Forma Financial Results

         The following table summarizes the Company’s unaudited pro forma operating results for the quarters ended March 31, 2002 and 2001, as if Emons and South Buffalo had been acquired as of the beginning of the applicable period (in thousands, except per share amounts):

	Three Months Ended

	2002	2001

Operating revenues	$51,503	$53,567

Net income	5,496	7,343

Basic earnings per share	.36	.69

Diluted earnings per share	.31	.57

         The pro forma operating results include the acquisitions of Emons and South Buffalo adjusted for depreciation expense, net of tax resulting from the step-up of South Buffalo property based on appraised values, depreciation expense, net of tax reduction resulting from the allocation of negative goodwill to the asset values of Emons, incremental interest expense, net of tax related to borrowings used to fund the Emons and South Buffalo acquisitions, and incremental preferred stock impacts related to the issuance of $5 million in Convertible Preferred triggered by the South Buffalo acquisition. In accordance with the Company’s adoption of the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, no amortization of goodwill is reflected in the pro forma operating results.

         The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

3.	GAIN ON SALE OF 50% EQUITY IN AUSTRALIAN OPERATIONS

         On April 20, 2001, Asia Pacific Transport Consortium (APTC) completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers Limited (Wesfarmers), the Company’s venture partner in Australia, contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the quarter ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded.

4.	EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	March 31, 2002	March 31, 2001

Numerators:

Net income	$5,388	$6,578

Impact of Preferred Stock Outstanding	(293)	(236)

Net income available to common stockholders	$5,095	$6,342

Denominators:

Basic – weighted average common shares outstanding	14,587	10,150

Dilutive effect of employee stock options	475	336

Dilutive effect of Convertible Preferred Stock	2,445	1,957

	17,507	12,443

Income per common share:

Basic	$0.35	$0.62

Diluted	$0.31	$0.53

         On February 14, 2002 and May 1, 2001 the Company announced three-for-two common stock splits in the form of 50% stock dividends distributed on March 14, 2002 to stockholders of record as of February 28, 2002, and on June 15, 2001 to stockholders of record as of May 31, 2001, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of both of the stock splits.

         In November 2001, the Company completed a universal shelf registration of up to $200 million of various debt and equity securities of which up to $128.5 million remains available at March 31, 2002. The form and terms of such securities shall be determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 3.9 million shares of Class A Common Stock in a public offering.

5.	EQUITY INVESTMENTS

Australian Railroad Group (ARG)

         ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates in the accompanying consolidated statements of income. The following are U.S. GAAP balance sheets of ARG as of March 31, 2002 and December 31, 2001, and the related consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of March 31, 2002	$0.53

As of December 31, 2001	$0.51

Average for the three months ended March 31, 2002	$0.52

Average for the three months ended March 31, 2001	$0.53

Australian Railroad Group Pty. Ltd.
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,727	$9,908

Accounts receivable, net	32,767	29,092

Materials and supplies	8,218	8,390

Total current assets	44,712	47,390

PROPERTY AND EQUIPMENT, net	377,516	355,818

DEFERRED INCOME TAX ASSETS, net	7,818	9,161

OTHER ASSETS, net	17,895	12,122

Total assets	$447,941	$424,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$26,417	$30,275

Accrued expenses	7,259	6,634

Current income tax liabilities	3,037	1,314

Total current liabilities	36,713	38,223

LONG-TERM BANK DEBT	280,035	262,876

OTHER LONG-TERM LIABILITIES	1,049	993

FAIR VALUE OF INTEREST RATE SWAPS	5,217	9,667

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	124,927	112,732

Total liabilities and stockholders’ equity	$447,941	$424,491

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income

	Three Months Ended
	March 31, 2002	March 31, 2001

Operating revenues	$48,768	$43,870

Operating expenses	36,614	31,579

Bid costs	827	—

Income from operations	11,327	12,291

Interest expense	(5,928)	(5,621)

Other income, net	163	129

Income before income taxes	5,562	6,799

Provision for income taxes	1,886	2,274

Net income	$3,676	$4,525

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Cash Flows

	Three Months Ended

	March 31, 2002	March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$3,676	$4,525

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	3,745	2,867

Other provisions	330	244

Deferred income taxes	1,717	2,274

Gain on disposition of property	(21)	(16)

Changes in assets and liabilities	(6,697)	17,591

Net cash provided by operating activities	2,750	27,485

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(8,814)	(12,340)

Proceeds from disposition of property and equipment	21	16

Net cash used in investing activities	(8,793)	(12,324)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	5,275	—

Principal payments on short-term borrowings	—	(15,536)

Transfer to restricted funds on deposit	(5,636)	—

Net cash used in financing activities	(361)	(15,536)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	223	(1,582)

DECREASE IN CASH AND CASH EQUIVALENTS	(6,181)	(1,957)

CASH AND CASH EQUIVALENTS, beginning of period	9,908	9,071

CASH AND CASH EQUIVALENTS, end of period	$3,727	$7,114

South America

The following condensed results of operations for Empresa Ferroviaria Oriental, S.A. (Oriental) for the three months ended March 31, 2002 have a U.S. functional currency and are based on accounting principles generally accepted in the United States (in thousands):

March 31, 2002

Operating revenues	$6,981

Net income	1,585

Condensed balance sheet information for Oriental as of March 31, 2002 and December 31, 2001:

	March 31, 2002	December 31, 2001

Current assets	$12,318	$10,201

Non-current assets	54,597	54,533

Current liabilities	9,926	5,483

Non-current liabilities	2,661	2,446

Senior debt	1,470	1,526

Shareholders’ equity	52,858	55,279

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates.

6.	COMMITMENTS AND CONTINGENCIES:

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

7.	LOCOMOTIVE SALE-LEASEBACK:

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

8.	COMPREHENSIVE INCOME:

         Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three months ended March 31, 2002 and 2001 (in thousands):

	Comprehensive Income
	Three Months Ended March 31,

	2002	2001

Net income	$5,388	$6,578

Other comprehensive income (loss):

Foreign currency translation adjustments	5,097	(4,376)

Transition adjustment, net of income tax, related to change in accounting for derivative instruments and hedging activities	—	(255)

Net unrealized gains (losses) on qualifying cash flow hedges	256	(250)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(1,826)	—

Other comprehensive income	$8,915	$1,697

         For the three months ended March 31, 2002 approximately $1.2 million of net unrealized losses were recorded that related to 2001.

         The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of March 31, 2002, and December 31, 2001 (in thousands) were:

	March 31, 2002	December 31, 2001

Net foreign currency translation adjustments	$923	$(4,175)

Net unrealized losses on qualifying cash flow hedges	(475)	(730)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(1,826)	—

Accumulated other comprehensive loss as reported	$(1,378)	$(4,905)

9.	BUSINESS SEGMENT INFORMATION:

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

         Corporate overhead expenses, including acquisition expense, and equity earnings of unconsolidated affiliates in Australia and South America are reported in North American Railroad Operations.

         The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment as of and for the quarters ended March 31, 2002 and 2001 is shown in the following tables:

Business Segment
(amounts in thousands)

	North American Industrial
	Railroad	Switching
2002	Operations	Operations	Total

Operating revenues	$44,935	$3,362	$48,297

Income from operations	6,614	(72)	6,542

Identifiable assets	419,407	5,732	425,139

	North American Industrial
	Railroad	Switching
2001	Operations	Operations	Total

Operating revenues	$39,979	$2,892	$42,871

Income from operations	5,057	124	5,181

Identifiable assets	333,678	5,523	339,201

10.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

Foreign Currency Exchange Rate Risk

         The Company uses forward contracts and purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets or other current liabilities. Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows are recognized in the consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income in common shareholders’ equity. At March 31, 2002 and December 31, 2001, the Company did not have any derivative instruments that hedge the value of foreign net investments.

         During 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which expired prior to March 31, 2002, and one of which expires on September 12, 2002. The remaining option gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 10.10 Mexican Pesos to the U.S. Dollar. The notional amount under this option is $800,000. At March 31, 2002 and December 31, 2001, the fair value of these currency options were assets of $4,587 and $17,000, respectively.

Interest Rate Risk

         The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Interest rate differentials to be received or paid on the swaps are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the new derivative requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item.

         During 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 15, 2006 and the fixed base rates range from 5.46% to 6.47%. The notional amounts under these agreements were $30.6 million at March 31, 2002 and December 31, 2001. The fair value of these interest rate swaps were liabilities of $723,674 and $1.1 million at March 31, 2002 and December 31, 2001, respectively, the long-term portion of which was recorded in other liabilities and the current portion of which was recorded in accrued expenses.

11.	INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

         Acquired intangible assets are as follows (in thousands):

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortized intangible assets:	Amount	Amortization	Amount	Amortization
Chiapas-Mayab Operating License	$8,651	$848	$8,651	$762

Deferred financing costs	3,646	1,274	3,642	1,140

Other amortizable assets	310	25	557	23

Unamortized intangible assets:

Service Assurance Agreement	10,566	—	10,566	—

Other assets	4,683	—	5,028	—

Total	$27,856	$2,147	$28,444	$1,925

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002 (See Note 12.). Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore is no longer subject to amortization.

The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the state-owned Mexican rail company Ferronales. Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method.

Goodwill for all acquisitions prior to June 2001 have been amortized on a straight-line basis over lives of 15-20 years through December 31, 2001, and in accordance with the adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Three Months Ended	Twelve Months Ended
Goodwill:	March 31, 2002	December 31, 2001

Balance at beginning of period	$24,144	$5,295

Goodwill acquired during period	—	19,209

Amortization	—	(360)

Impairment losses	—	—

Balance at end of period	$24,144	$24,144

The Company’s adjusted net income and per share amounts are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Reported net income	$5,388	$6,578

Addback:

Goodwill amortization, net of tax	—	59

SAA amortization, net of tax	—	122

Adjusted net income	$5,388	$6,759

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Reported basic earnings per share	$0.350	$0.620

Addback:

Goodwill amortization, net of tax	—	0.006

SAA amortization, net of tax	—	0.012

Adjusted basic earnings per share	$0.350	$0.638

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001

Reported diluted earnings per share	$0.310	$0.530

Addback:

Goodwill amortization, net of tax	—	0.005

SAA amortization, net of tax	—	0.009

Adjusted diluted earnings per share	$0.310	$0.544

12.	RECENTLY ISSUED ACCOUNTING STANDARDS:

         On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002 and did not record any impairment charges upon adoption.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with this statement, the Company adopted SFAS 142 as of January 1, 2002 for the Service Assurance Agreement, existing goodwill and intangible assets. The Company completed the appropriate impairment tests on goodwill and intangible assets upon adoption of SFAS No. 142 and did not record any impairment charges.

         On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (SFAS No. 141). Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for `using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

The remainder of this page is intentionally left blank.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company’s 2001 Form 10-K.

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

         When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. The Company completed the acquisition of Emons Transportation Group, Inc., in February, 2002, and South Buffalo Railway in October, 2001. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

         The critical financial statement accounts that are subject to significant estimation are reserves for litigation, casualty and environmental matters and deferred income taxes. In accordance with SFAS No. 5, an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in the Company’s statement of operations in the period of the change.

         Deferred taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish an additional valuation allowance against a portion of its deferred tax asset, resulting in an increase in the Company’s effective tax rate and an adverse impact on earnings.

         In addition, property, plant and equipment comprised 54% and 49% of the Company’s total assets as of March 31, 2002 and December 31, 2001, respectively. These assets are stated at cost, less accumulated depreciation. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially effect the Company’s evaluations.

         For a complete description of the Company’s accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s 2001 Form 10-K.

         United States

         On February 22, 2002, after having received the necessary approvals from The Surface Transportation Board, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $26.1 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million) less assumed current liabilities ($7.8 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented an early retirement program under which 22 Emons employees were terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, Quebec and Pennsylvania.

         On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million) less assumed current liabilities ($2.4 million) and assumed long-term liabilities ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, along with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, are reflected in the March 31, 2002 and December 31, 2001 balance sheets as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable can be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

         As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and has implemented an early retirement program under which 28 South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in goodwill. The majority of these costs were paid in 2001.

         The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

The remainder of this page is intentionally left blank.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         Consolidated Operating Revenues

         Consolidated operating revenues (which exclude revenues from the Company’s equity investees) were $48.3 million in the quarter ended March 31, 2002 compared to $42.9 million in the quarter ended March 31, 2001, a net increase of $5.4 million or 12.7%. The net increase was attributable to $6.0 million in revenues attributable to new South Buffalo and Emons railroad operations and a $470,000 increase in industrial switching revenues, offset by a $1.1 million decrease in existing North American railroad revenues.

         The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

         North American Railroad Operating Revenues

         Operating revenues increased by a net $4.9 million, or 12.4%, to $44.9 million in the quarter ended March 31, 2002 of which $37.0 million were freight revenues and $7.9 million were non-freight revenues. Operating revenues in the quarter ended March 31, 2001 were $39.9 million of which $32.2 million were freight revenues and $7.7 million were non-freight revenues. The net increase in operating revenue was attributable to a $4.8 million increase in freight revenues which consisted of $4.9 million in freight revenue from new South Buffalo and Emons railroad operations offset by a $149,000 decrease on existing North American railroad operations; and a $192,000 increase in non-freight revenues which consisted of $1.1 million in non-freight revenue from new South Buffalo and Emons railroad operations, offset by a $923,000 decrease on existing North American railroad operations.

         The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended March 31, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
		Freight Revenues				Carloads			Per Carload

Commodity Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Coal, Coke & Ores	$6,186	16.7%	$6,969	21.6%	29,028	27.4%	31,310	33.1%	$213	$223

Pulp & Paper	5,590	15.1%	4,890	15.2%	14,314	13.5%	13,032	13.8%	391	375

Minerals & Stone	5,389	14.6%	4,341	13.5%	11,095	10.5%	9,602	10.1%	486	452

Petroleum Products	5,037	13.6%	4,723	14.7%	7,060	6.7%	7,661	8.1%	713	616

Metals	3,738	10.1%	2,671	8.3%	13,468	12.7%	9,413	10.0%	278	284

Lumber & Forest Products	2,954	8.0%	1,882	5.8%	8,358	7.9%	5,532	5.8%	353	340

Farm & Food Products	2,727	7.4%	3,182	9.9%	8,332	7.9%	9,692	10.2%	327	328

Chemicals & Plastics	2,207	6.0%	2,255	7.0%	4,548	4.3%	4,359	4.6%	485	517

Autos & Auto Parts	1,777	4.8%	345	1.0%	4,436	4.2%	596	0.6%	401	579

Intermodal	206	0.6%	162	0.5%	862	0.8%	515	0.5%	239	315

Other	1,181	3.1%	808	2.5%	4,333	4.1%	3,034	3.2%	273	266

Total	$36,992	100.0%	$32,228	100.0%	105,834	100.0%	94,746	100.0%	350	340

         Total North American carloads were 105,834 in the quarter ended March 31, 2002 compared to 94,746 in the quarter ended March 31, 2001, a net increase of 11,088, or 11.7%. The net increase consists of 15,115 from new South Buffalo and Emons railroad operations, offset by a decrease of 4,027 on existing North American railroad operations due largely to a 2,282 decrease in carloads of coal. The average revenue per carload increased to $350 in the quarter ended March 31, 2002, compared to $340 per carload in the quarter ended March 31, 2001, an increase of 2.9%.

         North American non-freight railroad revenues were $7.9 million in the quarter ended March 31, 2002 compared to $7.7 million in the quarter March 31, 2001, a net increase of $192,000 or 2.5%. The net increase of $192,000 in non-freight revenues consisted of $1.1 million in non-freight revenue from new South Buffalo and Emons railroad operations of which $541,000 was railroad switching, $76,000 was car hire and rental income, $44,000 car repair services and $446,000 was other operating income, offset by decreases in railroad switching of $190,000, car hire and rental income of $158,000, car repair services of $117,000, and other operating income of $457,000 on existing North American railroad operations. The following table compares North American non-freight revenues for the quarters ended March 31, 2002 and 2001:

North American Railroad
Non-Freight Operating Revenue Comparison
Quarters Ended March 31, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$2,606	32.8%	$2,255	29.1%

Car hire and rental income	1,970	24.8%	2,052	26.5%

Car repair services	760	9.6%	833	10.7%

Other operating income	2,607	32.8%	2,611	33.7%

Total non-freight revenues	$7,943	100.0%	$7,751	100.0%

         Industrial Switching Revenues

         Revenues from U.S. industrial switching activities were $3.4 million in the quarter ended March 31, 2002 compared to $2.9 million in the quarter ended March 31, 2001, an increase of $470,000 or 16.3% due primarily to new switching contracts.

         Consolidated Operating Expenses

         Operating expenses for all operations combined were $41.8 million in the quarter ended March 31, 2002, compared to $37.7 million in the quarter ended March 31, 2001, a net increase of $4.1 million or 10.8%. The net increase was attributable to $4.0 million from new South Buffalo and Emons railroad operations and a $666,000 increase in industrial switching operating expenses, offset by a $619,000 decrease in existing North American railroad operating expenses.

         The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

         North America Railroad Operating Expenses

         The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended March 31, 2002 and 2001:

North American Railroad
Operating Expense Comparison
Quarters Ended March 31, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$16,218	36.1%	$13,892	34.7%

Equipment rents	4,023	9.0%	4,235	10.6%

Purchased services	3,307	7.4%	2,600	6.5%

Depreciation and amortization	3,342	7.4%	2,957	7.4%

Diesel fuel	2,714	6.0%	3,532	8.8%

Casualties and insurance	1,846	4.1%	1,405	3.5%

Materials	2,668	5.9%	2,748	6.9%

Other expenses	4,203	9.4%	3,553	9.0%

Total operating expenses	$38,321	85.3%	$34,922	87.4%

         Labor and benefits expense was $16.2 million in the quarter ended March 31, 2002 compared to $13.9 million in the quarter ended March 31, 2001, an increase of $2.3 million or 16.7%. The $2.3 million increase was attributable to $1.8 million from new South Buffalo and Emons railroad operations and a $526,000 increase in existing North American railroad operations due in part to the addition of new management positions.

         Diesel fuel expense was $2.7 million in the quarter ended March 31, 2002 compared to $3.5 million in the quarter ended March 31, 2001, a net decrease of $818,000 or 23.2%. The $818,000 net decrease was attributable to an increase of $248,000 from new South Buffalo and Emons railroad operations, offset by a decrease of $1.1 million in existing North American railroad operations, primarily attributable to diesel fuel price decreases and secondarily to a decrease in carloads on existing North American railroad operations.

         All other expenses combined were $19.4 million in the quarter ended March 31, 2002 compared to $17.5 million in the quarter ended March 31, 2001, an increase of $1.9 million or 10.8%. The $1.9 million increase was primarily attributable to new South Buffalo and Emons railroad operations.

         U. S. Industrial Switching Operating Expenses

         The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the quarters ended March 31, 2002 and 2001:

U.S. Industrial Switching
Operating Expense Comparison
Quarters Ended March 31, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$2,408	71.6%	$1,807	62.5%

Equipment rents	72	2.1%	68	2.4%

Purchased services	105	3.1%	95	3.2%

Depreciation and amortization	111	3.3%	156	5.4%

Diesel fuel	115	3.4%	144	5.0%

Casualties and insurance	256	7.6%	76	2.6%

Materials	143	4.3%	183	6.3%

Other expenses	224	6.7%	239	8.3%

Total operating expenses	$3,434	102.1%	$2,768	95.7%

         Labor and benefits expense was $2.4 million in the quarter ended March 31, 2002 compared to $1.8 million in the quarter ended March 31, 2001, an increase of $601,000 or 33.3%, due primarily to costs associated with new switching contracts.

         Operating Ratios

         The Company’s combined operating ratio improved to 86.5% in the quarter ended March 31, 2002 from 87.9% in the quarter ended March 31, 2001. The operating ratio for North American railroad operations improved to 85.3% in the quarter ended March 31, 2002 from 87.4% in the quarter ended March 31, 2001. The operating ratio for U.S. industrial switching operations increased to 102.1% in the quarter ended March 31, 2002 from 95.7% in the quarter ended March 31, 2001.

         Interest Expense

         Interest expense was $1.6 million in the quarter ended March 31, 2002 compared to $2.8 million in the quarter ended March 31, 2001, a decrease of $1.2 million, or 43.2% due primarily to a reduction in debt.

         Gain on Sale of 50% Equity in Australian Operations

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

         Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

         Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the quarters ended March 31, 2002 and 2001, the Company recorded approximately $6,000 and $44,000 of non-cash expense, respectively, related to valuation adjustments on these loans.

         Other Income, Net

         Other income, net in the quarter ended March 31, 2002, was $109,000 compared to $383,000 in the quarter ended March 31, 2001, a decrease of $274,000. Other income, net consists primarily of interest income and the decrease was primarily related to the decrease of an interest bearing special deposit in Mexico.

         Income Taxes

         The Company’s effective income tax rate in the quarter ended March 31, 2002 was 34.2% which compared to 33.7% in the quarter ended March 31, 2001. The increase is partially attributable to a lower Australian income tax rate (30%) recorded on the $3.7 million one-time gain on the sale of 50% of its interest in APTC in the quarter ended March 31, 2001.

         Equity in Net Income of Unconsolidated International Affiliates

         Equity earnings of unconsolidated international affiliates were $2.1 million in the quarter ended March 31, 2002, compared to $2.3 million in the quarter ended March 31, 2001, a decrease of $259,000. Equity earnings in the quarter ended March 31, 2002, consist of $1.8 million from Australian Railroad Group and $231,000 from South America affiliates. Equity earnings in the quarter ended March 31, 2001, consist of $2.3 million from Australian Railroad Group and $66,000 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

         Net Income and Earnings Per Share

         The Company’s net income in the quarter ended March 31, 2002 was $5.4 million compared to net income in the quarter ended March 31, 2001 of $6.6 million (including a $2.6 million after-tax gain on the APTC sale), a decrease of $1.2 million. The decrease in net income is the result of a decrease in net income from North American railroad operations of $883,000, a decrease in equity in net income of unconsolidated international affiliates of $260,000, and an increase in the net loss of industrial switching operations of $47,000. Excluding the $2.6 million after-tax gain on the APTC sale in the quarter ended March 31, 2001, net income from North American railroad operations increased in the quarter ended March 31, 2002 by $1.7 million of which $1.1 million was from new South Buffalo and Emons railroad operations and $583,000 was an increase in existing North American railroad operations.

         Basic and Diluted Earnings Per Share in the quarter ended March 31, 2002 were $0.35 and $0.31 respectively, on weighted average shares of 14.6 million and 17.5 million respectively, compared to $0.62 and $0.53 respectively, on weighted average shares of 10.2 million and 12.4 million respectively, in the quarter ended March 31, 2001. The increase in weighted average shares outstanding for Basic Earnings Per Share of 4.4 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, and secondarily to the exercise of employee stock options. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 5.1 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, the dilutive impact of the common stock equivalents (489,132 shares) associated with the issuance of the additional Redeemable Convertible Preferred Stock in December 2001, and the dilutive impact of the common stock equivalents associated with unexercised employee stock options due to a higher market price of the Company’s Class A Common Stock.

Supplemental Information – Australian Railroad Group

         ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. In the quarters ended March 31, 2002 and 2001, the Company recorded $1.8 million and $2.3 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income.

ARG Operating Revenue

         ARG’s operating revenues increased by $4.9 million, or 11.2%, to $48.8 million in the quarter ended March 31, 2002 of which $42.1 million were freight revenues and $6.7 million were non-freight revenues. Operating revenues in the quarter ended March 31, 2001 were $43.9 million of which $39.8 million were freight revenues and $4.1 million were non-freight revenues.

         The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2002 and 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended March 31, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
		Freight							Per
		Revenues			Carloads				Carload

Commodity Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Grain	$13,124	31.2%	$12,378	31.1%	48,736	22.2%	40,671	20.2%	$269	$304

Other Ores and Minerals	9,051	21.5%	10,171	25.6%	24,369	11.1%	23,812	11.8%	371	427

Iron Ore	6,250	14.9%	4,147	10.4%	41,137	18.8%	35,871	17.8%	152	116

Alumina	3,286	7.8%	4,424	11.1%	37,752	17.2%	35,307	17.6%	87	125

Hook and Pull (Haulage)	2,735	6.5%	2,081	5.2%	11,327	5.2%	8,955	4.5%	241	232

Bauxite	2,428	5.8%	2,197	5.5%	31,607	14.4%	30,973	15.4%	77	71

Gypsum	580	1.4%	538	1.4%	10,009	4.6%	9,828	4.9%	58	55

Other	4,628	10.9%	3,846	9.7%	14,260	6.5%	15,671	7.8%	325	245

Total	$42,082	100.0%	$39,782	100.0%	219,197	100.0%	201,088	100.0%	192	198

         ARG’s non-freight railroad revenues were $6.7 million in the quarter ended March 31, 2002 compared to $4.1 million in the quarter March 31, 2001, an increase of $2.6 million or 63.6%. ARG’s non-freight revenue increase of $2.6 million was primarily attributable to revenues from the construction of the Alice Springs to Darwin rail line.

ARG Operating Expenses

         ARG’s operating expenses were $37.4 million in the quarter ended March 31, 2002, compared to $31.6 million in the quarter ended March 31, 2001, an increase of $5.8 million or 18.6%. Operating expenses of $37.4 million in the quarter ended March 31, 2002 include $1.5 million of expense resulting from the mechanical failure of a locomotive and a subsequent collision at a switching yard in Kalgoorlie, Western Australia, and $827,000 of bid costs from the unsuccessful bid for the privatization of an Australian railroad.

Liquidity and Capital Resources

         During the three months ended March 31, 2002 the Company generated cash from operations of $2.4 million, invested $26.1 million (net of $2.0 million in cash received) in the purchase of Emons Transportation Group, Inc., invested $3.2 million in capital assets (net of $24,000 in state grant funds received for track rehabilitation and construction), and received $253,000 in proceeds from employee stock purchases. The Company paid $250,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, and had a net increase in debt of $11.2 million during this same period primarily related to the Emons acquisition.

         During the three months ended March 31, 2001 the Company generated cash from operations of $7.2 million, invested $1.6 million in capital assets (net of $39,000 in state grant funds received for track rehabilitation and construction), received $6.9 million in proceeds from the disposition of property including $6.5 million from a sale-leaseback of locomotives, received $617,000 in dividends from an unconsolidated international affiliate, and received $1.7 million in proceeds from employee stock purchases. The Company paid $244,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and had a net decrease in debt of $7.2 million during this same period.

         In 2002, the Company budgeted approximately $18.0 million in capital expenditures, net of $1.8 million that was expected to be funded by grants from state and federal agencies. With the acquisition of Emons in February 2002, the Company now plans to invest an additional $3.4 million ($1.7 million in track and $1.7 million in equipment). Approximately $3.2 million of the budgeted capital expenditures of $21.4 million were completed as of March 31, 2002.

         At March 31, 2002 the Company had long-term debt, including current portion, totaling $74.7 million, which comprised 25.8% of its total capitalization including the Convertible Preferred. At December 31, 2001 the Company had long-term debt, including current portion, totaling $60.6 million, which comprised 22.4% of its total capitalization including the Convertible Preferred.

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

Recently Issued Accounting Standards

         On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 on January 1, 2002 and did not record any impairment charges upon adoption.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003, and requires the Company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. In accordance with this statement, the Company adopted SFAS 142 as of January 1, 2002 for the Service Assurance Agreement, existing goodwill and intangible assets. The Company completed the appropriate impairment tests on goodwill and intangible assets upon adoption of SFAS No. 142 and did not record any impairment charges.

         On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (SFAS No. 141). Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

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

         During 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 15, 2006 and the fixed base rates range from 5.46% to 6.47%. The notional amounts under these agreements were $30.6 million at March 31, 2002 and December 31, 2001. The fair value of these interest rate swaps were liabilities of $723,674 and $1.1 million at March 31, 2002 and December 31, 2001, respectively, the long-term portion of which was recorded in other liabilities and the current portion of which was recorded in accrued expenses.

         During 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which expired prior to March 31, 2002, and one of which expires on September 12, 2002. The remaining option gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 10.10 Mexican Pesos to the U.S. Dollar. The notional amount under this option is $800,000. At March 31, 2002 and December 31, 2001, the fair value of these currency options were assets of $4,587 and $17,000, respectively.

         The Company is exposed to the impact of foreign currency exchange rate risk at its foreign operations in Canada, Mexico, Australia and Bolivia. In particular, the Company is exposed to the non-cash impact of its equity earnings in ARG which uses the Australian dollar as its functional currency.

The remainder of this page is intentionally left blank.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS — NONE

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS — NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5.	OTHER INFORMATION — NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A).	EXHIBITS — SEE INDEX TO EXHIBITS

(B)	REPORTS ON FORM 8-K:

The following reports on Form 8-K were filed during the quarter covered by this report:

(a)	Report dated February 14, 2002 reporting on Item 5. Other Events

(b)	Report dated February 22, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure

The remainder of this page is intentionally left blank.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

(ii)	By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation (Exhibit 3.1)(4)

4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)(4)

4.3	Certificate of Correction to the Restated Certificate of Incorporation (Exhibit 3.1)(7)

4.4	Certificate of Amendment of the Restated Certificate of Incorporation (Exhibit 3.1)(7)

4.5	By-laws (Exhibit 3.1)(1)

4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)(3)

4.7	Form of Class B Stockholders’ Agreement dated as of May 20,1996, among the Registrant, its executive officers and its Class B Stockholders (Exhibit 4.2)(2)

4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)(1)

4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)(4)

4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)(4)

4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)(4)

4.12	Form of Senior Debt Indenture (Exhibit j)(5)

4.13	Form of Subordinated Debt Indenture (Exhibit k)(5)

4.14	Voting Agreement dated as of December 3, 2001 among Genesee & Wyoming Inc. and certain stockholders of Emons Transportation Group, Inc. (Exhibit 10.1)(6)

(10)	Material Contracts

*(10.1)	Amendment No. 6 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors

*(11.1)	Statement re computation of per share earnings

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

         (5) Exhibit previously filed as part of, and incorporated herein by reference to, Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

         (6) Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 3, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

         (7) Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated December 17, 2001. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

The remainder of this page is intentionally left blank.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 14, 2002	By:	/s/John C. Hellmann

	Name: Title:	John C. Hellmann Chief Financial Officer

Date: May 14, 2002	By:	/s/Alan R. Harris

	Name: Title:	Alan R. Harris Senior Vice President and Chief Accounting Officer

The remainder of this page is intentionally left blank.