Form 10-Q
period 2002-06-30
GENESEE & WYOMING INC
filed 2002-08-14
CIK 1012620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended June 30, 2002

Commission File No. 0-20847

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Registrant’s telephone no., including area code)

Shares of common stock outstanding as of the close of business on August 2, 2002:

Class	Number of Shares Outstanding

Class A Common Stock	12,855,367

Class B Common Stock	1,805,290

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       NO

INDEX
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II. OTHER INFORMATION
INDEX TO EXHIBITS
SIGNATURES
EX-10.1 Amend & Restated 1996 Stock Option Plan
EX-11.1 Statement re: Computation
EX-99.1 Form of Certification
EX-99.2 Form of Certification

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements:

Consolidated Statements of Income — For the Three Month and Six Month Periods Ended June 30, 2002 and 2001	3

Consolidated Balance Sheets – As of June 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows — For the Six Month Periods Ended June 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Part II — Other Information	40

Index to Exhibits	41-43

Signatures	44

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

OPERATING REVENUES	$52,075	$44,243	$100,372	$87,114

OPERATING EXPENSES:

Transportation	16,129	13,921	30,760	28,068

Maintenance of ways and structures	5,829	5,143	11,282	10,138

Maintenance of equipment	8,772	7,978	17,253	16,101

General and administrative	10,294	8,118	20,030	15,429

Depreciation and amortization	3,113	3,123	6,567	6,348

Total operating expenses	44,137	38,283	85,892	76,084

INCOME FROM OPERATIONS	7,938	5,960	14,480	11,030

Interest expense	(1,691)	(2,314)	(3,291)	(5,133)

Gain on sale of 50% equity in Australian operations	—	—	—	3,713

Valuation adjustment of U.S. dollar denominated foreign loans	11	(26)	4	(69)

Other income, net	478	223	589	604

Income before income taxes and equity earnings	6,736	3,843	11,782	10,145

Provision for income taxes	2,283	1,376	4,009	3,540

Income before equity earnings	4,453	2,467	7,773	6,605

Equity in net income of international affiliates:

Australian Railroad Group	2,713	2,480	4,551	4,743

South America	269	140	499	206

Net income	7,435	5,087	12,823	11,554

Impact of preferred stock outstanding	293	236	586	472

Net income available to common stockholders	$7,142	$4,851	$12,237	$11,082

Basic earnings per common share	$0.49	$0.47	$0.84	$1.08

Weighted average shares	14,649	10,358	14,618	10,253

Diluted earnings per common share	$0.42	$0.40	$0.73	$0.92

Weighted average shares and equivalents	17,565	12,648	17,539	12,546

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	June 30,	Dec. 31,
ASSETS	2002	2001

CURRENTS ASSETS:

Cash and cash equivalents	$13,249	$28,732

Accounts receivable, net	43,505	41,025

Materials and supplies	6,199	4,931

Prepaid expenses and other	6,546	6,514

Deferred income tax assets, net	2,135	2,150

Total current assets	71,634	83,352

PROPERTY AND EQUIPMENT, net	234,564	199,102

INVESTMENT IN UNCONSOLIDATED AFFILIATES	80,257	69,402

GOODWILL	24,226	24,144

INTANGIBLE and OTHER ASSETS, net	25,085	26,519

Total assets	$435,766	$402,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$5,191	$4,441

Accounts payable	44,134	45,206

Accrued expenses	12,510	12,077

Total current liabilities	61,835	61,724

LONG-TERM DEBT, less current portion	69,252	56,150

DEFERRED INCOME TAX LIABILITIES, net	26,509	24,620

DEFERRED ITEMS—grants from government agencies	35,366	35,362

DEFERRED GAIN—sale-leaseback	4,225	4,607

OTHER LONG-TERM LIABILITIES	9,374	7,731

MINORITY INTEREST	3,112	2,854

REDEEMABLE CONVERTIBLE PREFERRED STOCK	23,894	23,808

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,191,721 and 15,074,462 issued and 12,853,730 and 12,737,601 outstanding (net of 2,337,991 and 2,336,861 in treasury) on June 30, 2002 and December 31, 2001	152	151

Class B common stock, $0.01 par value, 10 votes per share; 5,000,000 shares authorized; 1,805,290 issued and outstanding on June 30, 2002 and December 31, 2001	18	18

Additional paid-in capital	125,097	123,597

Retained earnings	91,266	79,030

Accumulated other comprehensive loss	(2,083)	(4,905)

Less treasury stock, at cost	(12,251)	(12,228)

Total stockholders’ equity	202,199	185,663

Total liabilities and stockholders’ equity	$435,766	$402,519

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$12,823	$11,554

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	6,567	6,348

Deferred income taxes	2,157	1,068

Gain on disposition of property and equipment	(424)	(28)

Gain on sale of 50% equity in Australian operations	—	(3,713)

Equity earnings of unconsolidated international affiliates	(5,050)	(4,949)

Minority interest expense	268	197

Valuation adjustment of U.S. dollar denominated loans	(4)	69

Changes in assets and liabilities, net of acquisitions -

Accounts receivable	(334)	1,311

Materials and supplies	(1,049)	(552)

Prepaid expenses and other	231	403

Accounts payable and accrued expenses	(4,245)	189

Other assets and liabilities, net	1,445	(380)

Net cash provided by operating activities	12,385	11,517

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net of proceeds from government grants	(8,900)	(5,985)

Purchase of Emons Transportation Group, Inc., net of cash received	(29,449)	—

Cash received from unconsolidated international affiliates	—	4,329

Proceeds from disposition of property, including sale-leaseback	557	6,893

Net cash (used in) provided by investing activities	(37,792)	5,237

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings	(41,497)	(67,945)

Proceeds from issuance of long-term debt	51,500	55,500

Proceeds from employee stock purchases	986	3,531

Dividend paid on Redeemable Convertible Preferred Stock	(500)	(444)

Net cash provided by (used in) financing activities	10,489	(9,358)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(565)	178

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,483)	7,574

CASH AND CASH EQUIVALENTS, beginning of period	28,732	3,373

CASH AND CASH EQUIVALENTS, end of period	$13,249	$10,947

CASH PAID DURING PERIOD FOR:

Interest	$3,163	$4,662

Income taxes	3,429	639

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2002 and 2001, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Certain prior period balances have been reclassified to conform with the 2002 presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s 2001 Form 10-K.

2.	EXPANSION OF OPERATIONS:

United States

         On February 22, 2002, after having received the necessary approvals from The Surface Transportation Board, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million) less assumed current liabilities ($4.5 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which 22 Emons employees terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania.

         On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million) less assumed current liabilities ($2.4 million) and assumed long-term liabilities ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, along with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, are reflected in the June 30, 2002 and December 31, 2001 balance sheets as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable can be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

         As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which 28 South Buffalo employees terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in goodwill. The majority of these costs were paid in 2001.

         The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

Pro Forma Financial Results

         The following table summarizes the Company’s unaudited pro forma operating results for the three months and six months ended June 30, 2002 and 2001, as if Emons and South Buffalo had been acquired as of the beginning of the applicable period (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	2002	2001	2002	2001

Operating revenues	$52,075	$54,406	$103,578	$107,973

Net income	7,435	6,085	12,931	13,317

Basic earnings per share	.49	.56	.84	1.24

Diluted earnings per share	.42	.46	.74	1.02

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

         The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Numerators:

Net income	$7,435	$5,087	$12,823	$11,554

Impact of Preferred Stock Outstanding	(293)	(236)	(586)	(472)

Net income available to common stockholders	$7,142	$4,851	$12,237	$11,082

Denominators:

Basic – weighted average common shares outstanding	14,649	10,358	14,618	10,253

Dilutive effect of employee stock options	470	333	475	336

Dilutive effect of Convertible Preferred Stock	2,446	1,957	2,446	1,957

	17,565	12,648	17,539	12,546

Income per common share:

Basic	$0.49	$0.47	$0.84	$1.08

Diluted	$0.42	$0.40	$0.73	$0.92

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

         In November 2001, the Company completed a universal shelf registration of up to $200 million of various debt and equity securities of which up to $128.5 million remains available at June 30, 2002. The form and terms of such securities shall be determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 3.9 million shares of Class A Common Stock in a public offering.

5.	EQUITY INVESTMENTS

Australian Railroad Group (ARG)

         ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates in the accompanying consolidated statements of income. The following are unaudited U.S. GAAP consolidated balance sheets of ARG as of June 30, 2002 and December 31, 2001, and the related unaudited consolidated statements of income for the three month and six month periods and cash flows for the six month periods ended June 30, 2002 and 2001 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of December 31, 2001	$0.53

As of June 30, 2002	$0.56

Average for the three months ended June 30, 2002	$0.55

Average for the three months ended June 30, 2001	$0.51

Average for the six months ended June 30, 2002	$0.54

Average for the six months ended June 30, 2001	$0.52

Australian Railroad Group Pty. Ltd.
Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,795	$9,908

Accounts receivable, net	27,662	25,983

Materials and supplies	8,557	8,390

Prepaid expenses and other	9,898	3,109

Total current assets	51,912	47,390

PROPERTY AND EQUIPMENT, net	403,310	355,818

DEFERRED INCOME TAX ASSETS, net	6,119	9,161

OTHER ASSETS, net	19,747	12,122

Total assets	$481,088	$424,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$27,577	$30,275

Accrued expenses	9,748	6,634

Current income tax liabilities	3,340	1,314

Total current liabilities	40,665	38,223

LONG-TERM BANK DEBT	295,858	262,876

OTHER LONG-TERM LIABILITIES	1,059	993

FAIR VALUE OF INTEREST RATE SWAPS	7,628	9,667

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	135,878	112,732

Total liabilities and stockholders’ equity	$481,088	$424,491

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Operating revenues	$54,209	$45,164	$102,977	$89,031

Operating expenses	39,997	32,445	76,611	64,022

Bid costs	—	—	827	—

Total operating expenses	39,997	32,445	77,438	64,022

Income from operations	14,212	12,719	25,539	25,009

Interest expense	(6,419)	(5,446)	(12,347)	(11,067)

Other income, net	304	136	467	265

Income before income taxes	8,097	7,409	13,659	14,207

Provision for income taxes	2,672	2,449	4,558	4,722

Net income	$5,425	$4,960	$9,101	$9,485

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Cash Flows

	Six Months Ended

	June 30,	June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$9,101	$9,485

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	7,882	6,478

Deferred income taxes	3,880	4,722

Gain on disposition of property	(151)	(72)

Changes in assets and liabilities	(14,300)	20,752

Net cash provided by operating activities	6,412	41,365

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(16,903)	(30,558)

Proceeds from disposition of property and equipment	151	30

Net cash used in investing activities	(16,752)	(30,528)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on short-term borrowings	—	(15,269)

Proceeds from borrowings	5,280	—

Proceeds from issuance of shares	—	7,622

Repayment of subordinated debt	—	(7,622)

Net cash provided by (used in) financing activities	5,280	(15,269)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	947	(998)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,113)	(5,430)

CASH AND CASH EQUIVALENTS, beginning of period	9,908	9,071

CASH AND CASH EQUIVALENTS, end of period	$5,795	$3,641

South America

The following unaudited condensed results of operations for Empresa Ferroviaria Oriental, S.A. (Oriental) for the three month and six month periods ended June 30, 2002 have a U.S. functional currency and are based on accounting principles generally accepted in the United States (in thousands). The Company has a 22.89% indirect ownership interest in Oriental.

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Operating revenues	$8,278	$15,259

Net income	1,748	3,333

         Condensed balance sheet information for Oriental as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001

Current assets	$10,590	$10,201

Non-current assets	54,190	54,533

Total assets	$64,780	$64,734

Current liabilities	$5,768	$5,483

Non-current liabilities	2,938	2,446

Senior debt	1,467	1,526

Shareholders’ equity	54,607	55,279

Total liabilities and shareholders’ equity	$64,780	$64,734

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

         Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and six month periods ended June 30, 2002 and 2001 (in thousands):

Statements of Comprehensive Income
(in thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001
Net income	$7,435	$5,087	$12,823	$11,554

Other comprehensive income (loss):

Foreign currency translation adjustments	441	4,928	5,538	552

Transition adjustment related to change in accounting for derivative instruments and hedging activities	—	—	—	(255)

Net change in unrealized losses on qualifying cash flow hedges	(302)	(15)	(46)	(265)

Net change in unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(844)	—	(2,670)	—

Comprehensive income	$6,730	$10,000	$15,645	$11,586

         The Company has recorded $2.7 million of unrealized losses on qualifying cash flow hedges of Australian Railroad Group, which represents the Company’s U.S. dollar portion of ARG’s unrealized losses as of June 30, 2002, as other comprehensive loss and a reduction of its investment. The liability for ARG’s cash flow hedges is recorded on the balance sheet of ARG and is not the Company’s liability. For the six months ended June 30, 2002, approximately $1.2 million of net unrealized losses on qualifying cash flow hedges of Australian Railroad Group were recorded that related to 2001.

         The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of June 30, 2002, and December 31, 2001 (in thousands):

	June 30,	December 31,
	2002	2001

Net foreign currency translation adjustments	$1,363	$(4,175)

Net unrealized losses on qualifying cash flow hedges	(776)	(730)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(2,670)	—

Accumulated other comprehensive loss	$(2,083)	$(4,905)

9.	BUSINESS SEGMENT INFORMATION:

         The Company historically operated in three business segments in two geographic areas: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States; and Australian Railroad Operations, which included operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia. On December 17, 2000, concurrent with the acquisition of Westrail Freight through ARG, the Company deconsolidated ASR (i.e. Australian Railroad Operations) from its consolidated financial statements and began reporting for its 50% ownership interest in ARG under the equity method of accounting.

         Corporate overhead expenses, including acquisition expense, and equity earnings of unconsolidated affiliates in Australia and South America are primarily reported in North American Railroad Operations.

         The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment as of and for the three month and six month periods ended June 30, 2002 and 2001 is shown in the following tables:

Business Segments
(amounts in thousands)
Three Months Ended June 30,

	North American	Industrial
	Railroad	Switching
2002	Operations	Operations	Total

Operating revenues	$48,156	$3,919	$52,075

Income from operations	7,423	515	7,938

Identifiable assets	429,549	6,217	435,766

	North American	Industrial
	Railroad	Switching
2001	Operations	Operations	Total

Operating revenues	$41,320	$2,923	$44,243

Income from operations	5,787	173	5,960

Identifiable assets	341,726	5,555	347,281

Six Months Ended June 30,

	North American	Industrial
	Railroad	Switching
2002	Operations	Operations	Total

Operating revenues	$93,090	$7,282	$100,372

Income from operations	14,037	443	14,480

Identifiable assets	429,549	6,217	435,766

	North American	Industrial
	Railroad	Switching
2001	Operations	Operations	Total

Operating revenues	$81,299	$5,815	$87,114

Income from operations	10,733	297	11,030

Identifiable assets	341,726	5,555	347,281

10.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

Foreign Currency Exchange Rate Risk

         The Company uses forward contracts and purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets or other current liabilities. Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows are recognized in the consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income in common stockholders’ equity. At June 30, 2002 and December 31, 2001, the Company did not have any derivative instruments that hedge the value of foreign net investments.

         During 2002, 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various dates through March 13, 2003. The options give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.10 to 10.55 Mexican Pesos to the U.S. Dollar. The notional amounts under these options were $3.9 million and $2.2 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, the fair values of these currency options were assets of $140,000 and $17,000, respectively.

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

         During 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 15, 2006 and the fixed base rates range from 5.46% to 6.47%. The notional amounts under these agreements were $30.6 million at June 30, 2002 and December 31, 2001. The fair value of these interest rate swaps were liabilities of $1.3 million and $1.1 million at June 30, 2002 and December 31, 2001, respectively, the long-term portion of which was recorded in other liabilities and the current portion of which was recorded in accrued expenses.

11.	INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

         Acquired intangible assets and other assets are as follows (in thousands):

	June 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Chiapas-Mayab Operating License	$7,935	$856	$8,651	$762

Deferred financing costs	3,759	1,450	3,642	1,140

Other amortizable assets	104	15	557	23

Non-amortizable intangible assets:

Service Assurance Agreement	10,566	—	10,566	—

Other assets	5,042	—	5,028	—

Total	$27,406	$2,321	$28,444	$1,925

         The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002 (See Note 12.). Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore is no longer subject to amortization.

         The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the state-owned Mexican rail company, Ferronales. Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method.

         Goodwill for all acquisitions prior to June 2001 has been amortized on a straight-line basis over lives of 15-20 years through December 31, 2001, and in accordance with the adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Six Months Ended	Year Ended
	June 30, 2002	December 31, 2001

Goodwill:

Balance at beginning of period	$24,144	$5,295

Goodwill acquired during period	—	19,116

Amortization	—	(360)

Currency translation adjustments	82	93

Impairment losses	—	—

Balance at end of period	$24,226	$24,144

The Company’s adjusted net income and per share amounts are as follows:

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Reported net income	$7,435	$5,087

Addback:

Goodwill amortization, net of tax	—	59

SAA amortization, net of tax	—	122

Adjusted net income	$7,435	$5,268

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Reported net income	$12,823	$11,554

Addback:

Goodwill amortization, net of tax	—	118

SAA amortization, net of tax	—	244

Adjusted net income	$12,823	$11,916

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Reported basic earnings per share	$0.49	$0.47

Addback:

Goodwill amortization, net of tax	—	0.01

SAA amortization, net of tax	—	0.01

Adjusted basic earnings per share	$0.49	$0.49

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Reported basic earnings per share	$0.84	$1.08

Addback:

Goodwill amortization, net of tax	—	0.01

SAA amortization, net of tax	—	0.02

Adjusted basic earnings per share	$0.84	$1.11

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Reported diluted earnings per share	$0.42	$0.40

Addback:

Goodwill amortization, net of tax	—	0.01

SAA amortization, net of tax	—	0.01

Adjusted diluted earnings per share	$0.42	$0.42

	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001

Reported diluted earnings per share	$0.73	$0.92

Addback:

Goodwill amortization, net of tax	—	0.01

SAA amortization, net of tax	—	0.02

Adjusted diluted earnings per share	$0.73	$0.95

12.	RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

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

         When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, rolling stock sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. The Company completed the acquisition of Emons Transportation Group, Inc., in February, 2002, and South Buffalo Railway in October, 2001. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

         The financial statement accounts that are subject to significant estimation include reserves for litigation, casualty and environmental matters, deferred income taxes and the carrying value of long-lived assets. In accordance with SFAS No. 5, an accrual for a loss contingency is established if information available prior to the issuance of the financial statements indicates that it is probable that a liability has been incurred or an asset has been impaired. These estimates have been developed in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Subsequent changes to those estimates are reflected in the Company’s statement of operations in the period of the change.

         Deferred income taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company is unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish an additional valuation allowance against a portion of its deferred tax asset, resulting in an increase in the Company’s effective tax rate and an adverse impact on earnings.

         In addition, property, plant and equipment comprised 54% and 49% of the Company’s total assets as of June 30, 2002 and December 31, 2001, respectively. These assets are stated at cost, less accumulated depreciation. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. The Company periodically reviews the carrying value of its long-lived assets for impairment. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially effect the Company’s evaluations.

         For a complete description of the Company’s accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s 2001 Form 10-K.

         United States

         On February 22, 2002, after having received the necessary approvals from The Surface Transportation Board, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million) less assumed current liabilities ($4.5 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which 22 Emons employees terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania.

         On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million) less assumed current liabilities ($2.4 million) and assumed long-term liabilities ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, along with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, are reflected in the June 30, 2002 and December 31, 2001 balance sheets as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable can be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

         As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which 28 South Buffalo employees terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in goodwill. The majority of these costs were paid in 2001.

         The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Consolidated Operating Revenues

         Consolidated operating revenues were $52.1 million in the quarter ended June 30, 2002 compared to $44.2 million in the quarter ended June 30, 2001, a net increase of $7.9 million or 18.0%. The net increase was attributable to $10.0 million in revenues attributable to new South Buffalo and Emons railroad operations and a $1.0 million increase in industrial switching revenues, offset by a $3.1 million decrease in existing North American railroad revenues.

         The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

         North American Railroad Operating Revenues

         North American railroad operating revenues were $48.2 million in the quarter ended June 30, 2002 compared to $41.3 million in the quarter ended June 30, 2001, an increase of $6.8 million or 16.5%. The net increase in operating revenue was attributable to a $5.8 million increase in freight revenues which consisted of $7.7 million in freight revenue from new South Buffalo and Emons railroad operations offset by a $1.9 million decrease (primarily coal) on existing North American railroad operations; and a $1.0 million increase in non-freight revenues which consisted of $1.9 million in non-freight revenue from new South Buffalo and Emons railroad operations, offset by a $879,000 decrease on existing North American railroad operations.

         The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended June 30, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload

Commodity Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Pulp & Paper	$6,526	16.5%	$4,843	14.4%	16,403	14.9%	12,603	13.0%	$398	$384

Minerals & Stone	5,736	14.5%	5,294	15.7%	13,167	12.0%	11,318	11.7%	436	468

Petroleum Products	5,610	14.2%	4,799	14.3%	7,795	7.1%	7,615	7.9%	720	630

Coal, Coke & Ores	5,523	14.0%	7,783	23.1%	27,431	24.9%	33,265	34.4%	201	234

Metals	4,046	10.2%	2,547	7.6%	14,431	13.1%	9,281	9.6%	280	274

Lumber & Forest Products	3,294	8.3%	2,294	6.8%	9,122	8.3%	6,634	6.9%	361	346

Chemicals & Plastics	2,567	6.5%	2,187	6.5%	5,231	4.7%	4,262	4.4%	491	513

Farm & Food Products	2,498	6.3%	2,146	6.4%	5,744	5.2%	5,477	5.7%	435	392

Autos & Auto Parts	2,135	5.4%	322	1.0%	4,985	4.5%	508	0.5%	428	634

Intermodal	355	0.9%	—	—	1,515	1.4%	—	—	234	—

Other	1,206	3.2%	1,447	4.2%	4,340	3.9%	5,822	5.9%	278	249

Total	$39,496	100.0%	$33,662	100.0%	110,164	100.0%	96,785	100.0%	359	348

         Pulp & paper revenues were $6.5 million in the quarter ended June 30, 2002 compared to $4.8 million in the quarter ended June 30, 2001, an increase of $1.7 million or 34.8%. The increase of $1.7 million consists of $1.5 million from new South Buffalo and Emons railroad operations and an increase of $198,000 from existing North American railroad operations.

         Petroleum products revenues were $5.6 million in the quarter ended June 30, 2002 compared to $4.8 million in the quarter ended June 30, 2001, an increase of $811,000 or 29.0%. The increase of $811,000 consists of $207,000 from new South Buffalo and Emons railroad operations and an increase of $604,000 from existing North American railroad operations primarily in Mexico as a result of a new long-haul contract.

         Coal, coke and ores revenues were $5.5 million in the quarter ended June 30, 2002 compared to $7.8 million in the quarter ended June 30, 2001, a net decrease of $2.3 million or 29.0%. The net decrease of $2.3 million consists of an increase of $443,000 from new South Buffalo and Emons railroad operations, offset by a decrease of $2.7 million from existing North American railroad operations primarily on the Company’s Illinois and New York-Pennsylvania operations as a result customers’ excess coal inventory and plant shut-downs related to maintenance.

         Metals revenues were $4.0 million in the quarter ended June 30, 2002 compared to $2.5 million in the quarter ended June 30, 2001, an increase of $1.5 million or 58.9%. The increase of $1.5 million consists of $1.7 million from new South Buffalo and Emons railroad operations, offset by a decrease of $160,000 from existing North American railroad operations.

         Lumber and forest products revenues were $3.3 million in the quarter ended June 30, 2002 compared to $2.3 million in the quarter ended June 30, 2001, an increase of $1.0 million or 43.6%. The increase of $1.0 million consists of $597,000 from new South Buffalo and Emons railroad operations and an increase of $403,000 from existing North American railroad operations primarily in Canada.

         Total North American carloads were 110,164 in the quarter ended June 30, 2002 compared to 96,785 in the quarter ended June 30, 2001, an increase of 13,379 or 13.8%. The increase of 13,379 consists of 22,401 carloads from new South Buffalo and Emons railroad operations offset by a decrease of 9,022 carloads from existing North American railroad operations of which 8,037 carloads were coal. The average revenue per carload increased to $359 in the quarter ended June 30, 2002, compared to $348 per carload in the quarter ended June 30, 2001, an increase of 3.2%.

         North American non-freight railroad revenues were $8.7 million in the quarter ended June 30, 2002 compared to $7.7 million in the quarter ended June 30, 2001, an increase of $1.0 million or 13.1%. The following table compares North American non-freight revenues for the quarters ended June 30, 2002 and 2001:

North American Railroad
Non-Freight Operating Revenue Comparison
Quarters Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$2,878	33.2%	$2,027	26.5%

Car hire and rental income	1,808	20.9%	1,666	21.8%

Car repair services	1,004	11.6%	821	10.7%

Other operating income	2,970	34.3%	3,144	41.0%

Total non-freight revenues	$8,660	100.0%	$7,658	100.0%

         The $1.0 million increase in non-freight revenues consisted of $1.9 million in non-freight revenue from new South Buffalo and Emons railroad operations, offset by an $879,000 decrease on existing North American railroad operations. The decrease of $879,000 on existing North American railroad operations consisted of increases in switching of $141,000 and car repair of $59,000, offset by decreases in car hire and rental of $100,000 and other operating income of approximately $779,000. The decrease in other operating income of $779,000 was primarily due to decreases in management fees of $329,000, demurrage and storage of $280,000 and trackage rights and all other operating income items of $170,000. The decreases in other operating income primarily results from decreases in revenues which are ancillary to coal traffic.

         Industrial Switching Revenues

         Revenues from U.S. industrial switching activities were $3.9 million in the quarter ended June 30, 2002 compared to $2.9 million in the quarter ended June 30, 2001, an increase of $1.0 million or 34.1% due primarily to new switching contracts.

         Consolidated Operating Expenses

         Consolidated operating expenses were $44.1 million in the quarter ended June 30, 2002, compared to $38.3 million in the quarter ended June 30, 2001, an increase of $5.8 million or 15.3%. The net increase was attributable to $6.9 million from new South Buffalo and Emons railroad operations and a $655,000 increase in industrial switching operating expenses, offset by a $1.7 million decrease in existing North American railroad operating expenses.

         The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

         North American Railroad Operating Expenses

         The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended June 30, 2002 and 2001:

North American Railroad
Operating Expense Comparison
Quarters Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$16,988	35.3%	$14,150	34.2%

Equipment rents	4,999	10.4%	5,162	12.5%

Purchased services	3,834	8.0%	2,829	6.8%

Depreciation and amortization	2,986	6.2%	2,967	7.2%

Diesel fuel	2,927	6.1%	2,906	7.0%

Casualties and insurance	2,085	4.3%	1,889	4.6%

Materials	3,073	6.3%	2,527	6.1%

Other expenses	3,840	8.0%	3,103	7.6%

Total operating expenses	$40,732	84.6%	$35,533	86.0%

         Labor and benefits expense was $17.0 million in the quarter ended June 30, 2002 compared to $14.2 million in the quarter ended June 30, 2001, an increase of $2.8 million or 20.1%. The increase was attributable to $3.1 million from new South Buffalo and Emons railroad operations, offset by a $262,000 decrease in existing North American railroad operations.

         Purchased services expense was $3.8 million in the quarter ended June 30, 2002 compared to $2.8 million in the quarter ended June 30, 2001, an increase of $1.0 million or 35.5%. The increase was attributable to $661,000 from new South Buffalo and Emons railroad operations and a $344,000 increase in existing North American railroad operations.

         Other expense was $3.8 million in the quarter ended June 30, 2002 compared to $3.1 million in the quarter ended June 30, 2001, an increase of $737,000 or 23.8%. The increase was attributable to $728,000 from new South Buffalo and Emons railroad operations and a $9,000 increase in existing North American railroad operations.

         U.S. Industrial Switching Operating Expenses

         The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the quarters ended June 30, 2002 and 2001:

U.S. Industrial Switching
Operating Expense Comparison
Quarters Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$2,124	54.2%	$1,847	63.2%

Equipment rents	85	2.2%	75	2.6%

Purchased services	123	3.1%	88	3.0%

Depreciation and amortization	127	3.2%	156	5.3%

Diesel fuel	204	5.2%	112	3.8%

Casualties and insurance	270	6.9%	95	3.3%

Materials	195	5.0%	194	6.6%

Other expenses	277	7.1%	183	6.3%

Total operating expenses	$3,405	86.9%	$2,750	94.1%

         Labor and benefits expense was $2.1 million in the quarter ended June 30, 2002 compared to $1.8 million in the quarter ended June 30, 2001, a net increase of $277,000 or 15.0%. The net increase was due primarily to costs associated with new switching contracts of approximately $591,000 offset by a decrease in pension expense of $314,000. The decrease in pension expense of $314,000 results from a $286,000 credit in the 2002 period due to the curtailment of a pension plan compared to $28,000 of pension expense in the 2001 period.

         Operating Ratios

         The Company’s combined operating ratio improved to 84.8% in the quarter ended June 30, 2002 from 86.5% in the quarter ended June 30, 2001. The operating ratio for North American railroad operations improved to 84.6% in the quarter ended June 30, 2002 from 86.0% in the quarter ended June 30, 2001 primarily due to lower operating ratios on new South Buffalo and Emons railroad operations. The operating ratio for U.S. industrial switching operations improved to 86.9% in the quarter ended June 30, 2002 from 94.1% in the quarter ended June 30, 2001.

         Interest Expense

         Interest expense was $1.7 million in the quarter ended June 30, 2002 compared to $2.3 million in the quarter ended June 30, 2001, a decrease of $623,000 or 26.9% due primarily to a decrease in outstanding debt.

         Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

         Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moves against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent results in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the quarters ended June 30, 2002 and 2001, the Company recorded approximately $11,000 of non-cash income and $26,000 of non-cash expense, respectively, related to valuation adjustments on these loans.

Other Income, Net

         Other income, net in the quarter ended June 30, 2002, was $478,000 compared to $223,000 in the quarter ended June 30, 2001, an increase of $255,000. Other income, net consists primarily of interest income, other minor non-operating income and gains (losses) on asset sales, net, offset by minority interest expense. The increase of $255,000 results from increases in gains on asset sales of approximately $401,000 and other non-operating income of $84,000, offset by a decrease in interest income of $203,000 and an increase in minority interest expense of $27,000. The decrease in interest income results primarily from earnings on a special deposit in Mexico in the 2001 period that were not earned in the 2002 period due to the elimination of the special deposit, and secondarily to a decrease in market rates for overnight investments in the 2002 period.

Income Taxes

         The Company’s effective income tax rate in the quarter ended June 30, 2002 was 33.9% which compared to 35.8% in the quarter ended June 30, 2001 due primarily to a lower effective income tax rate for the Company’s operations in Mexico in the 2002 period.

Equity in Net Income of Unconsolidated International Affiliates

         Equity earnings of unconsolidated international affiliates in the quarter ended June 30, 2002, were $3.0 million compared to $2.6 million in the quarter ended June 30, 2001, an increase of $362,000 or 13.8%. The equity earnings in the quarters ended June 30, 2002 and 2001, consisted of $2.7 million and $2.5 million from Australian Railroad Group, and $269,000 and $140,000 from South American affiliates, respectively.

Net Income and Earnings Per Share

         The Company’s net income in the quarter ended June 30, 2002 was $7.4 million compared to net income in the quarter ended June 30, 2001 of $5.1 million, an increase of $2.3 million. The increase in net income is the result of an increase in net income from North American railroad operations of $1.7 million, an increase in equity in net income of unconsolidated international affiliates of $362,000, and an increase in the net income of industrial switching operations of $272,000.

         Basic and Diluted Earnings Per Share in the quarter ended June 30, 2002 were $0.49 and $0.42 respectively, on weighted average shares of 14.6 million and 17.6 million respectively, compared to $0.47 and $0.40 respectively, on weighted average shares of 10.4 million and 12.6 million respectively, in the quarter ended June 30, 2001. The increase in weighted average shares outstanding for Basic Earnings Per Share of 4.3 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, and secondarily to the exercise of employee stock options. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 4.9 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, the dilutive impact of the common stock equivalents (489,132 shares) associated with the issuance of the additional Redeemable Convertible Preferred Stock in December 2001, and the dilutive impact of the common stock equivalents associated with unexercised employee stock options due to a higher market price of the Company’s Class A Common Stock.

Supplemental Information – Australian Railroad Group

         ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The average currency translation rate for quarter ended June 30, 2002 was 7.8% more favorable than the rate for the quarter ended June 30, 2001, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

         In the quarters ended June 30, 2002 and 2001, the Company recorded $2.7 million and $2.5 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2002 and 2001:

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended June 30, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
		Freight							Per
		Revenues				Carloads			Carload

Commodity		% of		% of		% of		% of
Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Grain	$14,819	32.0%	$12,445	30.6%	44,800	20.4%	41,827	20.0%	$331	$298

Other Ores and Minerals	9,859	21.3%	10,219	25.2%	26,557	12.1%	25,612	12.2%	371	399

Iron Ore	7,499	16.2%	4,822	11.9%	47,022	21.5%	39,857	19.1%	159	121

Alumina	3,483	7.5%	4,392	10.8%	37,636	17.2%	37,035	17.7%	93	119

Bauxite	2,530	5.5%	2,131	5.2%	31,452	14.3%	30,515	14.6%	80	70

Hook and Pull(Haulage)	1,713	3.7%	2,367	5.8%	5,877	2.7%	10,370	5.0%	291	228

Gypsum	643	1.4%	445	1.1%	10,446	4.8%	8,494	4.1%	62	52

Other	5,797	12.4%	3,802	9.4%	15,405	7.0%	15,459	7.3%	376	246

Total	$46,343	100.0%	$40,623	100.0%	219,195	100.0%	209,169	100.0%	211	194

         ARG’s freight revenues were $46.3 million in the quarter ended June 30, 2002 compared to $40.6 million in the quarter ended June 30, 2001, an increase of $5.7 million or 14.1%. ARG’s freight revenue increase of $5.7 million was primarily attributable to increases in iron ores of $2.7 million, grain of $2.4 million and other of $2.0 million, offset by decreases in alumina of $909,000 and hook and pull of $654,000, with revenue from all remaining commodities increasing a net $237,000.

         Total ARG carloads were 219,195 in the quarter ended June 30, 2002 compared to 209,169 in the quarter ended June 30, 2001, an increase of 10,026 or 4.8%. The increase of 10,026 carloads consists primarily of 7,165 carloads of iron ores, 2,973 carloads of grain, 1,952 carloads of gypsum and 945 carloads of other ores and minerals, offset by a decrease in hook and pull of 4,493 carloads, with carloads from all remaining commodities increasing a net 1,484. The average revenue per carload increased to $211 in the quarter ended June 30, 2002, compared to $194 per carload in the quarter ended June 30, 2001, an increase of 8.8%.

         ARG’s non-freight railroad revenues were $7.9 million in the quarter ended June 30, 2002 compared to $4.5 million in the quarter June 30, 2001, an increase of $3.4 million or 73.2%. ARG’s non-freight revenue increase of $3.4 million was primarily attributable to new revenues resulting from the construction of the Alice Springs to Darwin rail line.

ARG Operating Expenses

         ARG’s operating expenses were $40.0 million in the quarter ended June 30, 2002, compared to $32.4 million in the quarter ended June 30, 2001, an increase of $7.6 million or 23.3%. The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the quarters ended June 30, 2002 and 2001:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Transportation	$15,366	28.4%	$12,923	28.6%

Maintenance of ways and structure	6,039	11.1%	5,004	11.1%

Maintenance of equipment	6,121	11.3%	4,549	10.0%

General and administrative	8,334	15.4%	6,358	14.1%

Depreciation and amortization	4,137	7.6%	3,611	8.0%

Total operating expenses	$39,997	73.8%	$32,445	71.8%

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated Operating Revenues

         Consolidated operating revenues were $100.4 million in the six months ended June 30, 2002 compared to $87.1 million in the six months ended June 30, 2001, a net increase of $13.3 million or 15.2%. The net increase was attributable to $16.0 million in revenues attributable to new South Buffalo and Emons railroad operations and a $1.5 million increase in industrial switching revenues, offset by a $4.2 million decrease in existing North American railroad revenues.

         The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

North American Railroad Operating Revenues

         North American railroad operating revenues were $93.1 million in the six months ended June 30, 2002 compared to $81.3 million in the six months ended June 30, 2001, a net increase of $11.8 million or 14.5%. The net increase in operating revenue was attributable to a $10.6 million increase in freight revenues which consisted of $12.6 million in freight revenue from new South Buffalo and Emons railroad operations offset by a $2.0 million decrease on existing North American railroad operations; and a $1.2 million increase in non-freight revenues which consisted of $3.4 million in non-freight revenue from new South Buffalo and Emons railroad operations, offset by a $2.2 million decrease on existing North American railroad operations.

         The following table compares North American freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Six Months Ended June 30, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
		Freight Revenues				Carloads			Carload

		% of		% of		% of		% of
Commodity Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Pulp & Paper	$12,116	15.8%	$9,733	14.8%	30,717	14.2%	25,635	13.4%	$394	$380

Coal, Coke & Ores	11,709	15.3%	14,752	22.4%	56,459	26.1%	64,575	33.7%	207	$228

Minerals & Stone	11,125	14.5%	9,635	14.6%	24,262	11.2%	20,920	10.9%	459	461

Petroleum Products	10,647	13.9%	9,522	14.5%	14,855	6.9%	15,276	8.0%	717	623

Metals	7,784	10.2%	5,218	7.9%	27,899	12.9%	18,694	9.8%	279	279

Lumber & Forest Products	6,248	8.2%	4,176	6.3%	17,480	8.1%	12,166	6.4%	357	343

Farm & Food Products	5,225	6.8%	5,328	8.1%	14,076	6.5%	15,169	7.9%	371	351

Chemicals & Plastics	4,774	6.2%	4,442	6.7%	9,779	4.5%	8,621	4.5%	488	515

Autos & Auto Parts	3,912	5.1%	667	1.0%	9,421	4.4%	1,104	0.6%	415	604

Intermodal	561	0.8%	—	—	2,377	1.1%	—	—	236	—

Other	2,387	3.2%	2,417	3.7%	8,673	4.1%	9,371	4.8%	275	258

Total	$76,488	100.0%	$65,890	100.0%	215,998	100.0%	191,531	100%	354	344

         Pulp & paper revenues were $12.1 million in the six months ended June 30, 2002 compared to $9.7 million in the six months ended June 30, 2001, an increase of $2.4 million or 24.5%. The increase of $2.4 million consists of $2.1 million from new South Buffalo and Emons railroad operations and an increase of $266,000 from existing North American railroad operations.

         Coal, coke and ores revenues were $11.7 million in the six months ended June 30, 2002 compared to $14.8 million in the six months ended June 30, 2001, a net decrease of $3.0 million or 20.6%. The net decrease of $3.0 million consists of an increase of $682,000 from new South Buffalo and Emons railroad operations, offset by a decrease of $3.7 million from existing North American railroad operations primarily on the Company’s Illinois and New York-Pennsylvania operations as a result customers’ excess coal inventory and plant shut-downs related to maintenance.

         Minerals and stone revenues were $11.1 million in the six months ended June 30, 2002 compared to $9.6 million in the six months ended June 30, 2001, an increase of $1.5 million or 15.5%. The increase of $1.5 million consists of $656,000 from new South Buffalo and Emons railroad operations and an increase of $834,000 from existing North American railroad operations which is primarily from increased salt shipments on the Company’s New York – Pennsylvania region.

         Petroleum products revenues were $10.6 million in the six months ended June 30, 2002 compared to $9.5 million in the six months ended June 30, 2001, an increase of $1.1 million or 11.8%. The increase of $1.1 million consists of $337,000 from new South Buffalo and Emons railroad operations and an increase of $788,000 from existing North American railroad operations primarily in Mexico as a result of a new long-haul contract.

         Metals revenues were $7.8 million in the six months ended June 30, 2002 compared to $5.2 million in the six months ended June 30, 2001, an increase of $2.6 million or 49.2%. The increase of $2.6 million consists of $3.2 million from new South Buffalo and Emons railroad operations, offset by a decrease of $616,000 from existing North American railroad operations.

         Lumber and forest products revenues were $6.2 million in the six months ended June 30, 2002 compared to $4.2 million in the six months ended June 30, 2001, an increase of $2.0 million or 49.6%. The increase of $2.0 million consists of $1.1 million from new South Buffalo and Emons railroad operations and an increase of $937,000 from existing North American railroad operations primarily in Canada.

         Auto and auto parts revenues were $3.9 million in the six months ended June 30, 2002 compared to $667,000 in the six months ended June 30, 2001, an increase of $3.2 million. The increase of $3.2 million consists of $2.7 million from new South Buffalo and Emons railroad operations and an increase of $504,000 from existing North American railroad operations.

         Total North American carloads were 215,998 in the six months ended June 30, 2002 compared to 191,531 in the six months ended June 30, 2001, an increase of 24,467 carloads. The increase of 24,467 consists of 37,516 carloads from new South Buffalo and Emons railroad operations offset by a decrease of 13,049 carloads in existing North American railroad operations of which 11,705 carloads were coal. The average revenue per carload increased to $354 in the six months ended June 30, 2002, compared to $344 per carload in the six months ended June 30, 2001, an increase of 2.9%.

         North American non-freight railroad revenues were $16.6 million in the six months ended June 30, 2002 compared to $15.4 million in the six months ended June 30, 2001, an increase of $1.2 million or 7.7%. The following table compares North America non-freight revenues for the six months ended June 30, 2002 and 2001:

North American Railroad
Non-Freight Operating Revenue Comparison
Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$5,483	33.0%	$4,282	27.8%

Car hire and rental income	3,778	22.8%	3,718	24.1%

Car repair services	1,765	10.6%	1,654	10.7%

Other operating income	5,576	33.6%	5,755	37.4%

Total non-freight revenues	$16,602	100.0%	$15,409	100.0%

         The $1.2 million increase in non-freight revenues consisted of $3.0 million in non-freight revenue from new South Buffalo and Emons railroad operations, offset by a $1.8 million decrease on existing North American railroad operations. The decrease of $1.8 million on existing North American railroad operations consisted of decreases in switching of $50,000, car hire and rental of $265,000, car repair of $57,000 and other operating income of approximately $1.4 million. The decrease in other operating income of $1.4 million was primarily due to decreases in management fees of $629,000, demurrage and storage of $386,000, trackage rights and all other operating income items of $415,000. The decreases in other operating income primarily result from decreases in revenues which are ancillary to coal traffic.

Industrial Switching Revenues

         Revenues from U.S. industrial switching activities were $7.3 million in the six months ended June 30, 2002 compared to $5.8 million in the six months ended June 30, 2001, an increase of $1.5 million or 25.2% due primarily to new switching contracts.

Consolidated Operating Expenses

         Consolidated operating expenses were $85.9 million in the six months ended June 30, 2002, compared to $76.1 million in the six months ended June 30, 2001, an increase of $9.8 million or 12.9%. The net increase was attributable to $10.9 million from new South Buffalo and Emons railroad operations and a $1.3 million increase in industrial switching operating expenses, offset by a $2.4 million decrease in existing North American railroad operating expenses.

         The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

North America Railroad Operating Expenses

         The following table sets forth a comparison of the Company’s North American railroad operating expenses in the six months ended June 30, 2002 and 2001:

North American Railroad
Operating Expense Comparison
Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$33,206	35.7%	$28,042	34.5%

Equipment rents	9,022	9.7%	10,189	12.5%

Purchased services	7,141	7.7%	5,429	6.7%

Depreciation and amortization	6,328	6.8%	6,037	7.4%

Diesel fuel	5,641	6.1%	6,438	7.9%

Casualties and insurance	3,931	4.2%	3,294	4.1%

Materials	5,741	6.2%	5,275	6.5%

Other expenses	8,043	8.5%	5,863	7.2%

Total operating expenses	$79,053	84.9%	$70,567	86.8%

         Labor and benefits expense was $33.2 million in the six months ended June 30, 2002 compared to $28.0 million in the six months ended June 30, 2001, an increase of $5.2 million or 18.4%. The increase was attributable to $4.9 million from new South Buffalo and Emons railroad operations and a $267,000 increase in existing North American railroad operations.

         Purchased services expense was $7.1 million in the six months ended June 30, 2002 compared to $5.4 million in the six months ended June 30, 2001, an increase of $1.7 million or 31.5%. The increase was attributable to $975,000 from new South Buffalo and Emons railroad operations and a $737,000 increase in existing North American railroad operations.

         Diesel fuel expense was $5.6 million in the six months ended June 30, 2002 compared to $6.4 million in the six months ended June 30, 2001, a net decrease of $797,000 or 12.4%. The net decrease was attributable to an increase of $694,000 from new South

Buffalo and Emons railroad operations, offset by a $1.5 million decrease in existing North American railroad operations.

         Other expense was $8.0 million in the six months ended June 30, 2002 compared to $5.9 million in the six months ended June 30, 2001, an increase of $2.2 million or 37.2%. The increase was attributable to $1.2 million from new South Buffalo and Emons railroad operations and a $1.0 million increase in existing North American railroad operations which consisted of $434,000 in legal costs, $177,000 in information technology costs, $150,000 in trackage rights expense, and $189,000 in all other expenses.

U. S. Industrial Switching Operating Expenses

         The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the six months ended June 30, 2002 and 2001:

U.S. Industrial Switching
Operating Expense Comparison
Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$4,532	62.2%	$3,654	62.8%

Equipment rents	157	2.2%	143	2.5%

Purchased services	228	3.1%	180	3.1%

Depreciation and amortization	238	3.3%	311	5.3%

Diesel fuel	319	4.4%	256	4.4%

Casualties and insurance	526	7.2%	171	2.9%

Materials	338	4.6%	377	6.5%

Other expenses	501	6.9%	425	7.4%

Total operating expenses	$6,839	93.9%	$5,517	94.9%

         Labor and benefits expense was $4.5 million in the six months ended June 30, 2002 compared to $3.7 million in the six months ended June 30, 2001, a net increase of $878,000 or 24.0%. The net increase of $878,000 was due primarily to costs associated with new switching contracts of approximately $1.3 million offset by a decrease in pension expense of $395,000. The decrease in pension expense of $395,000 results from a $286,000 credit in the 2002 period due to the curtailment of a pension plan compared to $109,000 of pension expense in the 2001 period.

Operating Ratios

         The Company’s combined operating ratio improved to 85.6% in the six months ended June 30, 2002 from 87.3% in the six months ended June 30, 2001. The operating ratio for North American railroad operations improved to 84.9% in the six months ended June 30, 2002 from 86.8% in the six months ended June 30, 2001 primarily due to lower operating ratios on new South Buffalo and Emons railroad operations. The operating ratio for U.S. industrial switching operations improved to 93.9% in the six months ended June 30, 2002 from 94.9% in the six months ended June 30, 2001.

Interest Expense

         Interest expense in the six months ended June 30, 2002 was $3.3 compared to $5.1 million in the six months ended June 30, 2001, a decrease of $1.8 million or 35.9% due primarily to a decrease in outstanding debt.

Gain on 50% Sale of Asia Pacific Transport Consortium (APTC) to Australian Railroad Group

         On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first six months 2001 gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in the six months ended March 31, 2001. A related deferred income tax expense of $1.1 million was also recorded. In the second six months of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s non-interest bearing note.

Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

         Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated foreign debt of the Company’s Mexican subsidiary. As the Mexican peso moved against the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring of the Company’s Mexican subsidiaries, the income statement impact of the U.S. dollar denominated foreign loans was significantly reduced. For the six months ended June 30, 2002 and 2001, the Company recorded approximately $4,000 of non-cash income and $69,000 of non-cash expense, respectively, related to valuation adjustments on these loans.

Other Income, Net

         Other income, net in the six months ended June 30, 2002, was $589,000 compared to $604,000 in the six months ended June 30, 2001, a net decrease of $15,000. Other income, net consists primarily of interest income, other minor non-operating income and gains (losses) on asset sales, net, offset by minority interest expense. The net decrease of $15,000 results from increases in gains on asset sales of approximately $395,000 and other non-operating income of $86,000, offset by a decrease in interest income of $424,000 and an increase in minority interest expense of $72,000. The decrease in interest income results primarily from earnings on a special deposit in Mexico in the 2001 period that were not earned in the 2002 period due to the elimination of the special deposit, and secondarily to a decrease in market rates for overnight investments in the 2002 period.

Income Taxes

         The Company’s effective income tax rate in the six months ended June 30, 2002 was 34.0% which compared to 34.9% in the six months ended June 30, 2001. The decrease is attributable to a lower income tax rate recorded on the Company’s operations in Mexico.

Equity in Net Income of Unconsolidated International Affiliates

         Equity earnings of unconsolidated international affiliates in the six months ended June 30, 2002, were $5.1 million compared to equity earnings of unconsolidated international affiliates of $4.9 million in the six months ended June 30, 2001. The equity earnings in the six months ended June 30, 2002 and 2001, consisted of $4.6 million and $4.7 million from Australian Railroad Group, and $499,000 and $206,000 from South America affiliates, respectively.

Net Income and Earnings Per Share

         The Company’s net income in the six months ended June 30, 2002 was $12.8 million compared to net income in the six months ended June 30, 2001 of $11.6 million, an increase of $1.3 million. The increase in net income is the net result of an increase in net income from North American railroad operations of $943,000 ($3.5 million excluding a $2.6 million after-tax gain on the APTC sale in the 2001 period), an increase in equity in net income of unconsolidated international affiliates of $101,000, and an increase in net income of industrial switching operations of $225,000.

         Basic and Diluted Earnings Per Share in the six months ended June 30, 2002 were $0.84 and $0.73 respectively, on weighted average shares of 14.6 million and 17.5 million respectively, compared to $1.08 and $0.92 respectively, on weighted average shares of 10.3 million and 12.5 million respectively, in the six months ended June 30, 2001. The increase in weighted average shares outstanding for Basic Earnings Per Share of 4.3 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, and secondarily to the exercise of employee stock options. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 5.0 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, the dilutive impact of the common stock equivalents (489,132 shares) associated with the issuance of the additional Redeemable Convertible Preferred Stock in December 2001, and the dilutive impact of the common stock equivalents associated with unexercised employee stock options due to a higher market price of the Company’s Class A Common Stock.

         Supplemental Information – Australian Railroad Group

         ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The average currency translation rate for six months ended June 30, 2002 was 3.6% more favorable than the rate for the six months ended June 30, 2001, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

         In the six months ended June 30, 2002 and 2001, the Company recorded $4.6 million and $4.7 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2002 and 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Six Months Ended June 30, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
		Freight							Per
		Revenues				Carloads			Carload

Commodity		% of		% of		% of		% of
Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Grain	$27,943	31.6%	$24,820	30.9%	93,536	21.3%	82,498	20.1%	$299	$301

Other Ores and Minerals	18,910	21.4%	20,390	25.4%	50,926	11.6%	49,424	12.0%	371	413

Iron Ore	13,749	15.5%	8,969	11.2%	88,159	20.1%	75,728	18.5%	156	118

Alumina	6,769	7.7%	8,816	11.0%	75,388	17.2%	72,342	17.6%	90	122

Bauxite	4,958	5.6%	4,328	5.4%	63,059	14.4%	61,488	15.0%	79	70

Hook and Pull(Haulage)	4,448	5.0%	4,448	5.5%	17,204	3.9%	19,325	4.7%	259	230

Gypsum	1,223	1.4%	983	1.2%	20,455	4.7%	18,322	4.5%	60	54

Other	10,425	11.8%	7,648	9.4%	29,665	6.8%	31,130	7.6%	351	246

Total	$88,425	100.0%	$80,402	100.0%	438,392	100.0%	410,257	100.0%	202	196

         ARG’s freight revenues were $88.4 million in the six months ended June 30, 2002 compared to $80.4 million in the six months ended June 30, 2001, an increase of $8.0 million or 10.0%. ARG’s freight revenue increase of $8.0 million was primarily attributable to increases in iron ores of $4.8 million, grain of $3.1 million and other of $2.8 million, offset by decreases in alumina of $2.0 million and other ores and minerals of $1.5 million, with revenue from all remaining commodities increasing a net $870,000.

         Total ARG carloads were 438,392 in the six months ended June 30, 2002 compared to 410,257 in the six months ended June 30, 2001, an increase of 28,135 or 6.9%. The increase of 28,135 carloads consists primarily of 12,431 carloads of iron ores, 11,038 carloads of grain, 3,046 carloads of alumina, 2,133 carloads of gypsum, 1,571 carloads of bauxite and 1,502 carloads of other ores and minerals, offset by a decrease in hook and pull of 2,121 carloads and other of 1,465 carloads. The average revenue per carload increased to $202 in the six months ended June 30, 2002, compared to $196 per carload in the six months ended June 30, 2001, an increase of 3.1%.

         ARG’s non-freight railroad revenues were $14.6 million in the six months ended June 30, 2002 compared to $8.6 million in the six months ended June 30, 2001, an increase of $6.0 million or 68.6%. This increase was primarily attributable to new revenues resulting from the construction of the Alice Springs to Darwin rail line.

ARG Operating Expenses

         ARG’s operating expenses were $77.4 million in the six months ended June 30, 2002, compared to $64.0 million in the six months ended June 30, 2001, an increase of $13.4 million or 21.0%. The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the six months ended June 30, 2002 and 2001:

Australian Railroad Group
Operating Expense Comparison
Six Months Ended June 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Transportation	$30,255	29.4%	$26,006	29.2%

Maintenance of ways and structure	11,238	10.9%	9,464	10.6%

Maintenance of equipment	10,883	10.6%	10,191	11.4%

General and administrative	17,180	16.7%	11,883	13.4%

Depreciation and amortization	7,882	7.6%	6,478	7.3%

Total operating expenses	$77,438	75.2%	$64,022	71.9%

         General and administrative expenses of $17.2 million in the six months ended June 30, 2002 include $1.5 million of expense resulting from the mechanical failure of a locomotive and a subsequent collision at a switching yard in Kalgoorlie, Western Australia, and $827,000 of bid costs from the unsuccessful bid for the privatization of an Australian railroad.

Liquidity and Capital Resources

         During the six months ended June 30, 2002 the Company generated cash from operations of $12.4 million, invested $29.4 million (net of $2.0 million in cash received) in the purchase of Emons Transportation Group, Inc., invested $8.9 million in capital assets (net of $870,000 in state grant funds received for track rehabilitation and construction), received $557,000 in proceeds from the disposition of property, and received $986,000 in proceeds from employee stock purchases. The Company paid $500,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, and had a net increase in debt of $10.0 million during this same period primarily related to the Emons acquisition.

         During the six months ended June 30, 2001 the Company generated cash from operations of $11.5 million, invested $6.0 million in capital assets (net of $227,000 in state grant funds received for track rehabilitation and construction), received $6.9 million in proceeds from the disposition of property including $6.5 million from a sale-leaseback of locomotives, received $617,000 in dividends from an unconsolidated South American affiliate, received a $3.7 million purchase price adjustment from an unconsolidated Australian affiliate, and received $3.5 million in proceeds from employee stock purchases. The proceeds from employee stock purchases relate primarily to the exercise of employee stock options that carried an expiration date of June 23, 2001. The Company also paid $444,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, and had a net decrease in debt of $12.4 million during this same period.

         In 2002, the Company budgeted approximately $18.0 million in capital expenditures, net of $1.8 million that was expected to be funded by grants from state and federal agencies. With the acquisition of Emons in February 2002, the Company now plans to invest an additional $3.4 million ($1.7 million in track and $1.7 million in equipment). Approximately $8.9 million of the budgeted capital expenditures was completed as of June 30, 2002.

         At June 30, 2002 the Company had long-term debt, including current portion, totaling $74.4 million, which comprised 24.8% of its total capitalization including the Convertible Preferred. At December 31, 2001 the Company had long-term debt, including current portion, totaling $60.6 million, which comprised 22.4% of its total capitalization including the Convertible Preferred.

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

Recently Issued Accounting Standards

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 143 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

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

         During 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 15, 2006 and the fixed base rates range from 5.46% to 6.47%. The notional amounts under these agreements were $30.6 million at June 30, 2002 and December 31, 2001. The fair value of these interest rate swaps were liabilities of $1.3 million and $1.1 million at June 30, 2002 and December 31, 2001, respectively, the long-term portion of which was recorded in other liabilities and the current portion of which was recorded in accrued expenses.

         During 2002, 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various dates through March 13, 2003. The options give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.10 to 10.55 Mexican Pesos to the U.S. Dollar. The notional amounts under these options were $3.9 million and $2.2 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, the fair values of these currency options were assets of $140,000 and $17,000, respectively.

         The Company has recorded $2.7 million of unrealized losses on qualifying cash flow hedges of Australian Railroad Group, which represents the Company’s U.S. dollar portion of ARG’s unrealized losses as of June 30, 2002, as other comprehensive loss and a reduction of its investment. The liability for ARG’s cash flow hedges is recorded on the balance sheet of ARG and is not the Company’s liability. For the six months ended June 30, 2002, approximately $1.2 million of net unrealized losses on qualifying cash flow hedges of Australian Railroad Group were recorded that related to 2001.

         The Company is exposed to the impact of foreign currency exchange rate risk at its foreign operations in Canada, Mexico and Australia. In particular, the Company is exposed to the non-cash impact of its equity earnings in ARG which uses the Australian dollar as its functional currency. The functional currency of the Company’s Bolivian operations is the U.S. dollar.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS — NONE

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS — NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2002, the Stockholders of the Company voted on the following proposals at the Annual Meeting:

Proposal 1: To elect three directors to serve for a three-year term expiring in 2005:

	For	Authority Withheld
Mortimer B. Fuller, III	29,495,975	2,267,395

T. Michael Long	31,510,344	253,026

Robert M. Melzer	31,601,022	162,348

The other directors, whose terms of office continued after the meeting, are James M. Fuller, John M. Randolph, Hon. M. Douglas Young, P.C., C. Sean Day, Louis S. Fuller and Philip J. Ringo.

Proposal 2: To approve and ratify an amendment to the Genesee & Wyoming Inc. 1996 Stock Option Plan which increases the total number of shares available for option grants thereunder from 2,362,500 to 3,112,500:

For	29,684,626

Against	485,810

Abstain	4,380

Broker non-votes	1,588,554

Proposal 3: To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2002:

For	31,602,364

Against	157,698

Abstain	3,380

ITEM 5.    OTHER INFORMATION — NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS — SEE INDEX TO EXHIBITS

(B)	REPORTS ON FORM 8-K

Report on Form 8-K dated April 5, 2002 reporting on Item 4. Changes in Registrant’s Certifying Accountant was filed during the quarter covered by this report.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

(ii)	By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation (Exhibit 3.1) 4

4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2) 4

4.3	Certificate of Correction to the Restated Certificate of Incorporation (Exhibit 3.1) 6

4.4	Certificate of Amendment of the Restated Certificate of Incorporation (Exhibit 3.1) 6

4.5	By-laws (Exhibit 3.1) 1

4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1) 3

4.7	Form of Class B Stockholders’ Agreement dated as of May 20,1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2) 2

4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1) 1

4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1) 4

4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2) 4

4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3) 4

4.12	Form of Senior Debt Indenture (Exhibit j) 5

4.13	Form of Subordinated Debt Indenture (Exhibit k) 5

(10)	Material Contracts

*(10.1)	Amended and Restated Genesee & Wyoming Inc. 1996 Stock Option Plan

*(11.1)	Statement re computation of per share earnings

(15)	Letter re unaudited interim financial information

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

(19)	Report furnished to security holders

Not applicable.

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

(23)	Consents of experts and counsel

Not applicable.

(24)	Power of attorney

Not applicable.

(99)	Additional Exhibits

*(99.1)	Chief Executive Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*(99.2)	Chief Financial Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

GENESEE & WYOMING INC.

Date: August 14, 2002	By:	/s/John C. Hellmann

	Name: Title:	John C. Hellmann Chief Financial Officer

Date: August 14, 2002	By:	/s/Alan R. Harris

	Name: Title:	Alan R. Harris Senior Vice President and Chief Accounting Officer