Form 10-Q
period 2002-09-30
GENESEE & WYOMING INC
filed 2002-11-15
CIK 1012620

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended September 30, 2002

Commission File No. 001-31456

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Registrant’s telephone no., including area code)

Shares of common stock outstanding as of the close of business on October 30, 2002:

Class	Number of Shares Outstanding

Class A Common Stock	12,958,138

Class B Common Stock	1,805,290

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES             ☐ NO

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements (unaudited):

Consolidated Statements of Income — For the Three Month and Nine Month Periods Ended September 30, 2002 and 2001	3

Consolidated Balance Sheets – As of September 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows — For the Nine Month Periods Ended September 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6 - 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

Part II — Other Information	47

Index to Exhibits	48 - 50

Signatures and certifications	51 - 53

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

OPERATING REVENUES	$53,001	$42,050	$153,372	$129,164

OPERATING EXPENSES:

Transportation	16,352	14,582	47,112	42,649

Maintenance of ways and structures	6,079	4,798	17,298	14,936

Maintenance of equipment	8,769	7,365	26,022	23,466

General and administrative	11,089	6,987	31,181	22,418

Depreciation and amortization	3,346	3,210	9,913	9,446

Total operating expenses	45,635	36,942	131,526	112,915

INCOME FROM OPERATIONS	7,366	5,108	21,846	16,249

OTHER INCOME (EXPENSE)	(1,861)	(2,404)	(5,152)	(7,537)

Interest expense	(1,861)	(2,404)	(5,152)	(7,537)

Gain on sale of 50% equity in Australian operations	—	—	—	3,713

Valuation adjustment of U.S. dollar denominated foreign loans	9	(39)	65	(108)

Other income, net	284	175	820	779

Income before income taxes and equity earnings	5,798	2,840	17,579	13,096

Provision for income taxes	1,986	1,198	5,995	4,738

Income before equity earnings	3,812	1,642	11,584	8,358

Equity in net income of international affiliates:

Australian Railroad Group	2,690	2,675	7,241	7,418

South America	523	214	1,023	420

Net income	7,025	4,531	19,848	16,196

Dividends and fees on preferred stock	293	236	879	708

Net income available to common stockholders	$6,732	$4,295	$18,969	$15,488

Basic earnings per common share	$0.46	$0.41	$1.29	$1.50

Weighted average shares	14,729	10,532	14,655	10,346

Diluted earnings per common share	$0.40	$0.35	$1.13	$1.28

Weighted average shares and equivalents	17,584	12,905	17,554	12,686

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	Sept. 30,	Dec. 31,
ASSETS	2002	2001

CURRENTS ASSETS:

Cash and cash equivalents	$13,312	$28,732

Accounts receivable, net	49,556	41,025

Materials and supplies	6,085	4,931

Prepaid expenses and other	7,957	6,514

Deferred income tax assets, net	2,245	2,150

Total current assets	79,155	83,352

PROPERTY AND EQUIPMENT, net	253,406	199,102

INVESTMENT IN UNCONSOLIDATED AFFILIATES	78,080	69,402

GOODWILL	23,906	24,144

INTANGIBLE and OTHER ASSETS, net	61,047	26,519

Total assets	$495,594	$402,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$5,071	$4,441

Accounts payable	46,165	45,206

Accrued expenses	13,570	12,077

Total current liabilities	64,806	61,724

LONG-TERM DEBT, less current portion	121,375	56,150

DEFERRED INCOME TAX LIABILITIES, net	27,828	24,620

DEFERRED ITEMS—grants from government agencies	37,802	35,362

DEFERRED GAIN—sale-leaseback	4,035	4,607

OTHER LONG-TERM LIABILITIES	10,312	7,731

MINORITY INTEREST	3,115	2,854

REDEEMABLE CONVERTIBLE PREFERRED STOCK	23,937	23,808

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,283,953 and 15,074,462 issued and 12,945,437 and 12,737,601 outstanding (net of 2,338,516 and 2,336,861 in treasury) on September 30, 2002 and December 31, 2001	153	151

Class B common stock, $0.01 par value, 10 votes per share; 5,000,000 shares authorized; 1,805,290 issued and outstanding on September 30, 2002 and December 31, 2001	18	18

Additional paid-in capital	126,161	123,597

Retained earnings	97,999	79,030

Accumulated other comprehensive loss	(9,683)	(4,905)

Less treasury stock, at cost	(12,264)	(12,228)

Total stockholders’ equity	202,384	185,663

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$495,594	$402,519

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$19,848	$16,196

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	9,913	9,446

Deferred income taxes	3,386	1,147

(Gain) loss on disposition of property and equipment	(380)	16

Gain on sale of 50% equity in Australian operations	—	(3,713)

Equity earnings of unconsolidated international affiliates	(8,264)	(7,838)

Minority interest expense	272	198

Tax benefit realized upon exercise of stock options	742	473

Valuation adjustment of U.S. dollar denominated loans	(65)	108

Changes in assets and liabilities, net of acquisitions -

Accounts receivable	(3,269)	2,903

Materials and supplies	(354)	(145)

Prepaid expenses and other	(1,094)	1,847

Accounts payable and accrued expenses	(3,181)	603

Other assets and liabilities, net	2,029	(1,335)

Net cash provided by operating activities	19,583	19,906

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net of proceeds from government grants	(13,379)	(12,094)

Purchase of Utah Railway Company	(55,668)	—

Purchase of Emons Transportation Group, Inc., net of cash received	(29,449)	—

Cash invested in unconsolidated international affiliates	—	(246)

Cash received from unconsolidated international affiliates	263	4,329

Proceeds from disposition of property, including sale-leaseback	673	6,989

Net cash used in investing activities	(97,560)	(1,022)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings	(70,958)	(99,574)

Proceeds from issuance of long-term debt	133,800	86,000

Proceeds from employee stock purchases	1,823	3,619

Purchase of treasury stock	(36)	—

Dividend paid on Redeemable Convertible Preferred Stock	(750)	(644)

Net cash provided by (used in) financing activities	63,879	(10,599)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,322)	(271)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,420)	8,014

CASH AND CASH EQUIVALENTS, beginning of period	28,732	3,373

CASH AND CASH EQUIVALENTS, end of period	$13,312	$11,387

CASH PAID DURING PERIOD FOR:

Interest	$5,913	$7,687

Income taxes	2,185	571

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

         The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2002 and 2001, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. Certain prior period balances have been reclassified to conform with the 2002 presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s 2001 Form 10-K.

2.	EXPANSION OF OPERATIONS:

United States

         On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program under which certain URC employees were terminated in the third quarter of 2002. The aggregate $336,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended September 30, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, of which $85.0 million was available at the time of the purchase. URC (either directly or through its wholly-owned subsidiary, Salt Lake City Southern Railroad Company, Inc.) operates over 46 miles of owned track and 374 miles of track under track access agreements. The tracks over which URC operates run from Ogden, Utah to Grand Junction, Colorado. In addition, URC serves industrial customers in and around Salt Lake City, Utah through trackage rights from the Utah Transit Authority.

         On February 22, 2002, after having received the necessary approvals from The Surface Transportation Board, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less current liabilities assumed ($4.5 million) and long-term liabilities assumed ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which 22 Emons employees were terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 miles of owned track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania.

         On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million), less current liabilities assumed ($2.4 million) and long-term liabilities assumed ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $669,000 adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $728,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, is reflected in the September 30, 2002 balance sheet as receivables. Estimates for these same items of $407,000 and $300,000, respectively, were recorded in the December 31, 2001 balance sheet as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable is expected to be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

         As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which 28 South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in purchase consideration. The majority of these costs were paid in 2001.

         The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

Pro Forma Financial Results

         The following table summarizes the Company’s unaudited pro forma operating results for the three months and nine months ended September 30, 2002 and 2001, as if URC, Emons and South Buffalo had been acquired as of the beginning of the applicable period (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	2002	2001	2002	2001

Operating revenues	$56,298	$58,018	$171,972	$174,891

Net income	7,587	5,923	22,133	21,012

Basic earnings per share	$0.50	$0.53	$1.45	$1.85

Diluted earnings per share	$0.43	$0.44	$1.26	$1.59

         The pro forma operating results include the acquisitions of URC, Emons and South Buffalo adjusted, net of tax, for depreciation expense resulting from the step-up of South Buffalo property based on appraised values, depreciation expense reduction resulting from the allocation of negative goodwill to the asset values of URC and Emons, URC contractual intercompany management fees, incremental interest expense related to borrowings used to fund the URC, Emons and South Buffalo acquisitions, and incremental preferred stock impacts related to the issuance of $5 million in Convertible Preferred triggered by the South Buffalo acquisition. In accordance with the Company’s adoption of the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, no amortization of goodwill is reflected in the pro forma operating results.

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

         The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2002	2001	2002	2001

Numerators:

Net income	$7,025	$4,531	$19,848	$16,196

Dividends and fees on Preferred Stock	(293)	(236)	(879)	(708)

Net income available to common stockholders	$6,732	$4,295	$18,969	$15,488

Denominators:

Basic – weighted average common shares outstanding	14,729	10,532	14,655	10,346

Dilutive effect of employee stock options	409	416	453	383

Dilutive effect of Convertible Preferred Stock	2,446	1,957	2,446	1,957

	17,584	12,905	17,554	12,686

Income per common share:

Basic	$0.46	$0.41	$1.29	$1.50

Diluted	$0.40	$0.35	$1.13	$1.28

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

         In November 2001, the Company completed a universal shelf registration of up to $200 million of various debt and equity securities of which up to $128.5 million remains available at September 30, 2002. The form and terms of such securities shall be determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 3.9 million shares of Class A Common Stock in a public offering.

         In December 2000, to fund its cash investment in ARG, the Company completed a private placement of the Convertible Preferred with the Fund managed by Brown Brothers Harriman & Co. The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. The Fund also received an option to invest an additional $5.0 million in the Company provided that the Company complete future acquisitions with an aggregate purchase price greater than $25.0 million. In December 2001, upon final approval by the Surface Transportation Board of the Company’s acquisition of South Buffalo Railway, the Fund exercised its option and invested an additional $5.0 million. Dividends on the Convertible Preferred are cumulative and payable quarterly in arrears in an amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible by the Fund at any time into shares of Class A Common Stock of the Company at a conversion price of $10.22 per share of Class A Common Stock (if converted, 2,445,654 shares of Common Stock). The Convertible Preferred is callable by the Company after four years, and is mandatorily redeemable in eight years. At September 30, 2002 no shares of Convertible Preferred have been converted into shares of Class A Common Stock. Issuance fees are being amortized over the eight year life of the convertible preferred, and are included in reported dividends.

5.	EQUITY INVESTMENTS

Australian Railroad Group (ARG)

         ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates in the accompanying consolidated statements of income. The following are unaudited U.S. GAAP consolidated balance sheets of ARG as of September 30, 2002 and December 31, 2001, and the related unaudited consolidated statements of income for the three month and nine month periods and cash flows for the nine month periods ended September 30, 2002 and 2001 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of September 30, 2002	$0.54

As of December 31, 2001	$0.53

Average for the three months ended September 30, 2002	$0.55

Average for the three months ended September 30, 2001	$0.52

Average for the nine months ended September 30, 2002	$0.54

Average for the nine months ended September 30, 2001	$0.52

Australian Railroad Group Pty. Ltd.
Consolidated Balance Sheets

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$16,373	$9,908

Accounts receivable, net	26,729	25,983

Materials and supplies	7,568	8,390

Prepaid expenses and other	—	3,109

Total current assets	50,670	47,390

PROPERTY AND EQUIPMENT, net	389,063	355,818

DEFERRED INCOME TAX ASSETS, net	6,060	9,161

OTHER ASSETS, net	18,935	12,122

Total assets	$464,728	$424,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$19,810	$30,275

Accrued expenses	10,129	6,634

Current income tax liabilities	2,962	1,314

Total current liabilities	32,901	38,223

LONG-TERM BANK DEBT	285,023	262,876

OTHER LONG-TERM LIABILITIES	1,013	993

FAIR VALUE OF INTEREST RATE SWAPS	14,725	9,667

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	131,066	112,732

Total liabilities, stockholders’ equity and advances	$464,728	$424,491

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended

	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2002	2001	2002	2001

Operating revenues	$53,208	$46,748	$156,185	$135,779

Operating expenses	40,133	33,631	116,744	97,653

Bid costs	—	—	827	—

Total operating expenses	40,133	33,631	117,571	97,653

Income from operations	13,075	13,117	38,614	38,126

Interest expense	(6,243)	(5,746)	(18,590)	(16,813)

Other income, net	358	118	825	383

Income before income taxes	7,190	7,489	20,849	21,696

Provision for income taxes	1,810	2,139	6,368	6,862

Net income	$5,380	$5,350	$14,481	$14,834

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Cash Flows

	Nine Months Ended

	Sep. 30,	Sep. 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$14,481	$14,834

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	12,141	10,167

Deferred income taxes	6,638	6,480

Gain on disposition of property	(107)	(74)

Changes in assets and liabilities	(3,888)	11,399

Net cash provided by operating activities	28,995	42,806

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(22,799)	(43,143)

Proceeds from disposition of property and equipment	258	70

Net cash used in investing activities	(22,541)	(43,073)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on short-term borrowings	(6,048)	(14,373)

Proceeds from borrowings	5,280	14,743

Proceeds from issuance of shares	—	7,424

Repayment of subordinated debt	—	(7,424)

Net cash (used in) provided by financing activities	(768)	370

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	779	(1,909)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,465	(1,806)

CASH AND CASH EQUIVALENTS, beginning of period	9,908	9,071

CASH AND CASH EQUIVALENTS, end of period	$16,373	$7,265

South America

The following unaudited condensed results of operations for Empresa Ferroviaria Oriental, S.A. (Oriental) for the three-month and nine-month periods ended September 30, 2002 have a U.S. functional currency and are based on accounting principles generally accepted in the United States (in thousands). The Company has a 22.89% indirect ownership interest in Oriental.

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Operating revenues	$8,957	$24,216

Net income	2,963	6,296

         Condensed balance sheet information for Oriental as of September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001

Current assets	$14,988	$10,201

Non-current assets	54,130	54,533

Total assets	$69,118	$64,734

Current liabilities	$6,647	$5,483

Non-current liabilities	3,266	2,446

Senior debt	1,413	1,526

Shareholders’ equity	57,792	55,279

Total liabilities and shareholders’ equity	$69,118	$64,734

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $155,000 for the third quarter of 2002 and $418,000 for the nine month period.

6.	COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

The Company is a defendant in certain lawsuits resulting from railroad and industrial switching operations. Management believes that the Company has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company’s results of operations or financial position.

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

         On March 30, 2001, the Company completed the sale of 27 locomotives to a financial institution for a net sale price of $6.5 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facilities. Simultaneously, the Company entered into agreements with the financial institution to lease the 27 locomotives for a period of up to 8 years including automatic renewals. The sale-leaseback transaction resulted in a deferred gain of $1.8 million.

8.	COMPREHENSIVE INCOME:

         Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 (in thousands):

Statements of Comprehensive Income
(in thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$7,025	$4,531	$19,848	$16,196

Other comprehensive income (loss):

Foreign currency translation adjustments	(4,838)	(5,187)	700	(4,635)

Transition adjustment related to change in accounting for derivative instruments and hedging activities	—	—	—	(255)

Net change in unrealized losses on qualifying cash flow hedges	(278)	(553)	(324)	(818)

Net change in unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(2,484)	—	(5,154)	—

Comprehensive income	$(575)	$(1,209)	$15,070	$10,488

         The Company has recorded $5.2 million of unrealized losses on qualifying cash flow hedges of Australian Railroad Group, which represents the Company’s U.S. dollar portion of ARG’s unrealized losses as of September 30, 2002, as other comprehensive loss and a reduction of its investment. ARG’s lenders required ARG to enter into the qualifying cash flow hedges at the Closing of ARG’s purchase of the assets of Westrail Freight. The liability for ARG’s cash flow hedges is recorded on the balance sheet of ARG and is not the Company’s liability. For the nine months ended September 30, 2002, approximately $1.2 million of net unrealized losses on qualifying cash flow hedges of Australian Railroad Group were recorded that related to 2001.

         The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of September 30, 2002, and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

Net foreign currency translation adjustments	$(3,475)	$(4,175)

Net unrealized losses on qualifying cash flow hedges	(1,054)	(730)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(5,154)	—

Accumulated other comprehensive loss	$(9,683)	$(4,905)

9.	BUSINESS SEGMENT INFORMATION:

         The Company historically operated in three business segments: North American Railroad Operations, which includes operating short line and regional railroads, and buying, selling, leasing and managing railroad transportation equipment within the United States, Canada and Mexico; Industrial Switching, which includes providing freight car switching and related services to industrial companies with extensive railroad facilities within their complexes in the United States; and Australian Railroad Operations, which included operating a regional railroad and providing hook and pull (haulage) services to other railroads within Australia. On December 17, 2000, concurrent with the acquisition of Westrail Freight through ARG, the Company deconsolidated ASR (i.e. Australian Railroad Operations) from its consolidated financial statements and began reporting for its 50% ownership interest in ARG under the equity method of accounting.

         Corporate overhead expenses, including acquisition expense, and equity earnings of unconsolidated affiliates in Australia and South America are primarily reported in North American Railroad Operations.

         The accounting policies of the reportable segments are the same as those of the consolidated Company. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment as of and for the three month and nine month periods ended September 30, 2002 and 2001 is shown in the following tables:

Business Segments
(amounts in thousands)
Three Months Ended September 30,

	North American	Industrial
	Railroad	Switching
2002	Operations	Operations	Total

Operating revenues	$48,941	$4,060	$53,001

Income from operations	7,464	(98)	7,366

Goodwill	23,398	508	23,906

Identifiable assets	489,190	6,404	495,594

	North American	Industrial
	Railroad	Switching
2001	Operations	Operations	Total

Operating revenues	$38,931	$3,119	$42,050

Income from operations	4,715	393	5,108

Goodwill	3,983	517	4,500

Identifiable assets	335,054	7,907	342,961

Nine Months Ended September 30,

	North American	Industrial
	Railroad	Switching
2002	Operations	Operations	Total

Operating revenues	$142,030	$11,342	$153,372

Income from operations	21,501	345	21,846

Goodwill	23,398	508	23,906

Identifiable assets	489,190	6,404	495,594

	North American	Industrial
	Railroad	Switching
2001	Operations	Operations	Total

Operating revenues	$120,230	$8,934	$129,164

Income from operations	15,559	690	16,249

Goodwill	3,983	517	4,500

Identifiable assets	335,054	7,907	342,961

10.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

         The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the condensed consolidated balance sheets at fair value in other assets and other liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company would discontinue hedge accounting, and any gains or losses on the derivative instrument would be recognized in earnings during the period it no longer qualifies as a hedge. Summarized below are the specific accounting policies by market risk category.

Foreign Currency Exchange Rate Risk

         The Company uses forward contracts and purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheets as a component of other current assets or other current liabilities. Changes in the fair value of derivative instruments that are used to manage exchange rate risk in foreign currency denominated cash flows are recognized in the consolidated statements of income as foreign exchange loss or gain. Changes in the fair value of such instruments used to manage exchange rate risk on net investments in economies that are not highly inflationary are recognized in the consolidated balance sheets as a component of accumulated other comprehensive income in common stockholders’ equity. At September 30, 2002 and December 31, 2001, the Company did not have any derivative instruments that hedge the value of foreign net investments.

         During 2002, 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various dates through March 13, 2003. The options give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.10 to 10.55 Mexican Pesos to the U.S. Dollar. The notional amounts under these options were $3.1 million and $2.2 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, the fair values of these currency options were assets of $112,000 and $17,000, respectively.

Interest Rate Risk

         The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Interest rate differentials to be received or paid on the swaps are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the new derivative requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument is recorded as an increase or decrease in interest expense, as the case may be, in the consolidated statements of income.

         During 2002, 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 30, 2007 and the fixed base rates range from 3.585% to 6.47%. The notional amounts under these agreements were $40.6 million at September 30, 2002 and $30.6 million December 31, 2001. The fair value of these interest rate swaps were liabilities of $1.7 million and $1.1 million at September 30, 2002 and December 31, 2001, respectively, the long-term portion of which was recorded in other liabilities and the current portion of which was recorded in accrued expenses.

11.	INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

         Acquired intangible assets and other assets are as follows (in thousands):

	September 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Chiapas-Mayab Operating License	$7,767	$776	$8,651	$762

Other amortizable assets	104	27	557	23

Non-amortizable intangible assets:

Service Assurance Agreement	10,566	—	10,566	—

Track Access Agreements	35,896	—	—	—

Deferred financing costs	4,274	1,726	3,642	1,140

Other assets	4,969	—	5,028	—

Total	$63,576	$2,529	$28,444	$1,925

         The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department.

         The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002 (See Note 12.). Under this pronouncement, a two step goodwill impairment model will be used. Step 1 compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and Step 2 measures the goodwill impairment as the excess of recorded goodwill over its implied fair value. Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore is no longer subject to amortization.

         The Track Access Agreements are perpetual trackage agreements assumed in the Company’s acquisition of Utah Railway Company. Under SFAS No. 142 these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.

         Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method.

         Goodwill for all acquisitions made prior to July 2001 has been amortized on a straight-line basis over lives of 15-20 years through December 31, 2001, and in accordance with the adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended	Year Ended
	September 30, 2002	December 31, 2001

Goodwill:

Balance at beginning of period	$24,144	$5,295

Goodwill acquired during period	—	19,116

Amortization	—	(360)

Currency translation and other adjustments	(238)	93

Impairment losses	—	—

Balance at end of period	$23,906	$24,144

         The Company’s adjusted net income and per share amounts are as follows:

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001

Reported net income	$7,025	$4,531

Addback:

Goodwill amortization, net of tax	—	59

SAA amortization, net of tax	—	122

Adjusted net income	$7,025	$4,712

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Reported net income	$19,848	$16,196

Addback:

Goodwill amortization, net of tax	—	177

SAA amortization, net of tax	—	366

Adjusted net income	$19,848	$16,739

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001

Reported basic earnings per share	$0.46	$0.41

Addback:

Goodwill amortization, net of tax	—	0.01

SAA amortization, net of tax	—	0.01

Adjusted basic earnings per share	$0.46	$0.43

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Reported basic earnings per share	$1.29	$1.50

Addback:

Goodwill amortization, net of tax	—	0.02

SAA amortization, net of tax	—	0.04

Adjusted basic earnings per share	$1.29	$1.56

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001

Reported diluted earnings per share	$0.40	$0.35

Addback:

Goodwill amortization, net of tax	—	0.00

SAA amortization, net of tax	—	0.01

Adjusted diluted earnings per share	$0.40	$0.36

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Reported diluted earnings per share	$1.13	$1.28

Addback:

Goodwill amortization, net of tax	—	0.01

SAA amortization, net of tax	—	0.03

Adjusted diluted earnings per share	$1.13	$1.32

12.	RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

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

         On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (SFAS No. 141). Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001.

13.	SUBSEQUENT EVENT – SENIOR SECURED CREDIT FACILITIES:

         On October 31, 2002, the Company closed on $250.0 million of new senior secured credit facilities. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. The new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million of unused borrowing capacity will be available for general corporate purposes including acquisitions.

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

Forward-Looking Statements

         This report and the documents incorporated herein by reference may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the documents incorporated by reference especially in the Company’s 2001 Form 10-K. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, rolling stock sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. The Company completed the acquisition of Utah Railway Company in August, 2002, Emons Transportation Group, Inc., in February, 2002, and South Buffalo Railway in October, 2001. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

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

         In addition, property, plant and equipment comprised 51% and 49% of the Company’s total assets as of September 30, 2002 and December 31, 2001, respectively. These assets are stated at cost, less accumulated depreciation. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. The Company’s goodwill, intangible and other assets comprised 17% and 13% the Company’s total assets as of September 30, 2002 and December 31, 2001, respectively. These assets are stated at cost, less accumulated amortization, when applicable. The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially effect the Company’s evaluations.

         For a complete description of the Company’s accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s 2001 Form 10-K.

         United States

         On October 24, 2002, the Company signed a 15-year agreement with The Burlington Northern and Santa Fe Railway Company (BNSF) to lease a 76-mile rail line between the cities of Salem and Eugene, Oregon. The rail line is contiguous with the Company’s Oregon Region, expanding it to 523 miles. The Company expects that the new rail line will add approximately 20,000 carloads of traffic per year, including paper, lumber and agricultural products, and will enhance its Oregon operations through more efficient routing of existing traffic. The Company expects to begin operating over the new rail line in late December 2002. The agreement provides for upgrading about 20 miles of the rail line south of Salem by 2006, including heavier rail that will allow the Company to increase speeds, reduce car cycle times and improve overall service levels to rail customers. BNSF will provide the rail for the project and the Company will provide the other material and installation costs.

         On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program under which certain URC employees were terminated in the third quarter of 2002. The aggregate $336,000 cost of these restructuring activities is considered a liability assumed in the acquisition and, as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended September 30, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, of which $85.0 million was available at the time of the purchase. URC (either directly or through its wholly-owned subsidiary, Salt Lake City Southern Railroad Company, Inc.) operates over 46 miles of owned track and 374 miles of track under track access agreements. The tracks over which URC operates run from Ogden, Utah to Grand Junction, Colorado. In addition, URC serves industrial customers in and around Salt Lake City, Utah through trackage rights from the Utah Transit Authority.

         On February 22, 2002, after having received the necessary approvals from The Surface Transportation Board, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less current liabilities assumed ($4.5 million) and long-term liabilities assumed ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which 22 Emons employees were terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its $103.0 million revolving line of credit held under its primary credit agreement, all of which was available at the time of the purchase. Emons is a short line railroad holding company with operations over 340 owned miles of track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania.

         On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million), less current liabilities assumed ($2.4 million) and long-term liabilities assumed ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $407,000 estimated adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $300,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, is reflected in the June 30, 2002 and December 31, 2001 balance sheets as receivables. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, payment of this receivable is expected to be funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

         As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which 28 South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in purchase consideration. The majority of these costs were paid in 2001.

         The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to acquire an additional $5.0 million of the Company’s Series A Redeemable Convertible

Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

         Australia

         On October 29, 2002, the Company announced that its 50%-owned joint venture in Australia, the Australian Railroad Group (ARG), is undertaking the second phase of its planned organizational restructuring to strengthen ARG’s competitive position in the privatized Australian railroad industry. The changes include the reorganization of ARG’s state-based operations into a national structure as well as the rationalization of corporate and operational overhead. These new measures follow the first phase of restructuring at ARG which began in October 2001 and was completed in March 2002. By year end 2002, the restructuring will result in approximately 64 job losses from ARG’s workforce which currently totals approximately 1,020 employees. As a result of the restructuring, ARG will take a one-time charge of approximately US$2.2 million in the fourth quarter of 2002. The Company expects that its equity income from ARG will be reduced by approximately US$800,000, or $0.05 of diluted earnings per share in the fourth quarter. In 2003, the workforce realignment is expected to reduce ARG’s annual expenses by approximately US$2.6 million.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Consolidated Operating Revenues

         Consolidated operating revenues were $53.0 million in the quarter ended September 30, 2002 compared to $42.1 million in the quarter ended September 30, 2001, a net increase of $10.9 million or 26.0%. The net increase was attributable to $11.7 million in revenues from new South Buffalo, Emons and URC railroad operations and a $941,000 increase in industrial switching revenues, offset by a $1.7 million decrease in existing North American railroad revenues.

         The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

         North American Railroad Operating Revenues

         North American railroad operating revenues were $48.9 million in the quarter ended September 30, 2002 compared to $38.9 million in the quarter ended September 30, 2001, an increase of $10.0 million or 25.7%. The net increase in operating revenue was attributable to a $8.2 million increase in freight revenues which consisted of $8.6 million in freight revenue from new South Buffalo, Emons and URC railroad operations offset by a $356,000 decrease on existing North American railroad operations; and a $1.8 million increase in non-freight revenues which consisted of $3.1 million in non-freight revenue from new South Buffalo, Emons and URC railroad operations, offset by a $1.3 million decrease on existing North American railroad operations.

         The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended September 30, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload
Commodity
Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Coal, Coke & Ores	$7,674	19.5%	$6,801	21.8%	35,589	30.4%	30,190	32.7%	$216	$225

Pulp & Paper	6,805	17.3%	4,494	14.4%	16,860	14.4%	11,886	12.9%	404	378

Minerals & Stone	5,619	14.2%	5,189	16.6%	14,550	12.4%	11,587	12.6%	386	448

Petroleum Products	5,021	12.7%	3,842	12.3%	7,452	6.4%	6,246	6.8%	674	615

Metals	4,223	10.7%	2,470	7.9%	15,263	13.0%	9,112	9.9%	277	271

Lumber & Forest Products	3,142	8.0%	2,421	7.8%	9,061	7.7%	7,500	8.1%	347	323

Chemicals & Plastics	2,284	5.8%	1,947	6.2%	4,595	3.9%	3,803	4.1%	497	512

Farm & Food Products	1,902	4.8%	2,054	6.6%	4,990	4.3%	5,270	5.7%	381	390

Autos & Auto Parts	1,488	3.8%	309	1.0%	3,691	3.1%	453	0.5%	403	682

Intermodal	402	1.0%	148	0.5%	1,710	1.5%	462	0.5%	235	320

Other	878	2.2%	1,535	4.9%	3,443	2.9%	5,775	6.2%	255	266

Total	$39,438	100.0%	$31,210	100.0%	117,204	100.0%	92,284	100.0%	336	338

         Coal, coke and ores revenues were $7.7 million in the quarter ended September 30, 2002 compared to $6.8 million in the quarter ended September 30, 2001, a net increase of $873,000 or 12.8%. The net increase of $873,000 consists of an increase of $1.3 million from new South Buffalo, Emons and URC railroad operations, offset by a decrease of $466,000 from existing North American railroad operations.

         Pulp & paper revenues were $6.8 million in the quarter ended September 30, 2002 compared to $4.5 million in the quarter ended September 30, 2001, an increase of $2.3 million or 51.4%. The increase of $2.3 million consists of $1.6 million from new Emons railroad operations and an increase of $706,000 from existing North American railroad operations primarily on the Company’s Oregon operations.

         Petroleum products revenues were $5.0 million in the quarter ended September 30, 2002 compared to $3.8 million in the quarter ended September 30, 2001, an increase of $1.2 million or 30.7%. The increase of $1.2 million consists of $189,000 from new Emons and URC railroad operations and an increase of $1.0 million from existing North American railroad operations primarily in Mexico as a result of a new long-haul contract.

         Metals revenues were $4.2 million in the quarter ended September 30, 2002 compared to $2.5 million in the quarter ended September 30, 2001, an increase of $1.7 million or 71.0%. The increase of $1.7 million is from new South Buffalo and Emons railroad operations.

         Auto and auto parts revenues were $1.5 million in the quarter ended September 30, 2002 compared to $309,000 in the quarter ended September 30, 2001, an increase of $1.2 million. The increase of $1.2 million consists of $1.1 million from new South Buffalo railroad operations and an increase of $86,000 from existing North American railroad operations primarily in Canada.

         Total North American carloads were 117,204 in the quarter ended September 30, 2002 compared to 92,284 in the quarter ended September 30, 2001, a net increase of 24,920 or 27.0%. The net increase of 24,920 consists of 27,037 carloads from new South Buffalo, Emons and URC railroad operations offset by a decrease of 2,117 carloads from existing North American railroad operations. The average revenue per carload decreased to $336 in the quarter ended September 30, 2002, compared to $338 per carload in the quarter ended September 30, 2001, a decrease of 0.6%.

         North American non-freight railroad revenues were $9.5 million in the quarter ended September 30, 2002 compared to $7.7 million in the quarter ended September 30, 2001, a net increase of $1.8 million or 23.1%. The following table compares North American non-freight revenues for the quarters ended September 30, 2002 and 2001:

North American Railroad
Non-Freight Operating Revenue Comparison
Quarters Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$3,394	35.7%	$1,897	24.6%

Car hire and rental income	1,927	20.3%	1,860	24.1%

Car repair services	841	8.8%	671	8.7%

Other operating income	3,341	35.2%	3,293	42.6%

Total non-freight revenues	$9,503	100.0%	$7,721	100.0%

         The $1.8 million net increase in non-freight revenues consisted of $3.1 million in non-freight revenue from new South Buffalo, Emons and URC railroad operations, offset by a $1.3 million decrease on existing North American railroad operations. The $3.1 million in non-freight revenue from new South Buffalo, Emons and URC railroad operations consisted of $1.2 million in railroad switching, $406,000 in car hire and rental, $134,000 in car repair services and $1.3 million in other operating income. On existing North American railroad operations, the decrease of $1.3 million in other operating income primarily results from a decrease in revenues which are ancillary to coal traffic of $655,000, a decrease of $186,000 in demurrage and storage on the Company’s Mexico and Canada operations, and the discontinuance of the Company’s logistics subsidiary which ceased operations on September 30, 2001 resulting in a decrease of $328,000.

         Industrial Switching Revenues

         Revenues from U.S. industrial switching activities were $4.1 million in the quarter ended September 30, 2002 compared to $3.1 million in the quarter ended September 30, 2001, an increase of $941,000 or 30.2% due primarily to new switching contracts.

         Consolidated Operating Expenses

         Consolidated operating expenses were $45.6 million in the quarter ended September 30, 2002, compared to $36.9 million in the quarter ended September 30, 2001, an increase of $8.7 million or 23.5%. The net increase was attributable to $8.1 million from new South Buffalo, Emons and URC railroad operations and a $1.4 million increase in industrial switching operating expenses, offset by an $886,000 decrease in existing North American railroad operating expenses.

         The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

         North American Railroad Operating Expenses

         The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended September 30, 2002 and 2001:

North American Railroad
Operating Expense Comparison
Quarters Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$16,966	34.7%	$13,539	34.8%

Equipment rents	4,131	8.4%	4,032	10.4%

Purchased services	3,460	7.1%	3,833	9.8%

Depreciation and amortization	3,219	6.6%	3,057	7.9%

Diesel fuel	2,887	5.9%	2,608	6.7%

Casualties and insurance	2,870	5.9%	1,739	4.5%

Materials	2,999	6.1%	2,316	5.9%

Other expenses	4,945	10.0%	3,091	7.9%

Total operating expenses	$41,477	84.7%	$34,215	87.9%

         Labor and benefits expense was $16.9 million in the quarter ended September 30, 2002 compared to $13.5 million in the quarter ended September 30, 2001, an increase of $3.4 million or 25.3%. The increase of $3.4 million included $3.8 million from new South Buffalo, Emons and URC railroad operations, offset by a $358,000 decrease in existing North American railroad operations.

         Equipment rent expense was $4.1 million in the quarter ended September 30, 2002 compared to $4.0 million in the quarter ended September 30, 2001, a net increase of $99,000 or 2.5%. The net increase of $99,000 included $845,000 from new South Buffalo, Emons and URC railroad operations, offset by a $746,000 decrease in existing North American railroad operations primarily due to reductions on the Company’s New York – Pennsylvania and Canada operations and the discontinuance of the Company’s logistics subsidiary which ceased operations on September 30, 2001.

         Purchased services expense was $3.5 million in the quarter ended September 30, 2002 compared to $3.8 million in the quarter ended September 30, 2001, a net decrease of $373,000 or 9.7%. The net decrease of $373,000 included a $1.1 million decrease in existing North American railroad operations all of which resulted from the discontinuance of the Company’s logistics subsidiary, offset by the addition of $731,000 from new South Buffalo, Emons and URC railroad operations.

         Casualties and insurance expense was $2.8 million in the quarter ended September 30, 2002 compared to $1.7 million in the quarter ended September 30, 2001, an increase of $1.1 million or 65.0%. The increase of $1.1 million included $243,000 from new South Buffalo, Emons and URC railroad operations and an $888,000 increase in existing North American railroad operations primarily due to increases in insurance premiums of $507,000 and casualties expenses of $381,000.

         Other expense was $4.9 million in the quarter ended September 30, 2002 compared to $3.1 million in the quarter ended September 30, 2001, an increase of $1.8 million or 60.0%. The increase of $1.8 million included $884,000 from new South Buffalo, Emons and URC railroad operations and a $970,000 increase in existing North American railroad operations. The $970,000 increase in existing North American railroad operations was primarily due to increases in trackage rights fees, various legal, professional and public reporting fees and information technology projects.

         U.S. Industrial Switching Operating Expenses

         The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the quarters ended September 30, 2002 and 2001:

U.S. Industrial Switching
Operating Expense Comparison
Quarters Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$2,370	58.4%	$2,075	66.5%

Equipment rents	99	2.4%	77	2.5%

Purchased services	107	2.6%	88	2.8%

Depreciation and amortization	127	3.1%	153	4.9%

Diesel fuel	210	5.2%	116	3.7%

Casualties and insurance	726	17.9%	(123)	(3.9%)

Materials	200	4.9%	143	4.6%

Other expenses	319	7.9%	198	6.3%

Total operating expenses	$4,158	102.4%	$2,727	87.4%

         Labor and benefits expense was $2.4 million in the quarter ended September 30, 2002 compared to $2.1 million in the quarter ended September 30, 2001, an increase of $295,000 or 14.2%. The increase of $295,000 was due primarily to costs associated with new switching contracts in 2002.

         Casualties and insurance expense was $726,000 in the quarter ended September 30, 2002 compared to a $123,000 credit in the quarter ended September 30, 2001, an increase of $849,000. The increase of $849,000 was primarily due to an increase of $877,000 in claims expense of which $540,000 was in the 2002 period compared to a $337,000 credit in the 2001 period. The cost in 2002 is associated in part with a fatality while the credit in 2001 results from the settlement of a claim for less than the amount reserved.

         Operating Ratios

         The Company’s combined operating ratio improved to 86.1% in the quarter ended September 30, 2002 from 87.9% in the quarter ended September 30, 2001. The operating ratio for North American railroad operations improved to 84.7% in the quarter ended September 30, 2002 from 87.9% in the quarter ended September 30, 2001 primarily due to lower operating ratios on new South Buffalo, Emons and URC railroad operations. The operating ratio for U.S. industrial switching operations worsened to 102.4% in the quarter ended September 30, 2002 from 87.4% in the quarter ended September 30, 2001 due in part to expense related to a fatality.

         Interest Expense

         Interest expense was $1.9 million in the quarter ended September 30, 2002 compared to $2.4 million in the quarter ended September 30, 2001, a decrease of $543,000 or 22.6% due primarily to a decrease in average outstanding debt for the period and a decrease in interest rates. While debt increased due to the three acquisitions made since the 2001 period, debt was reduced by the net proceeds received from an equity offering in December 2001.

         Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

         Amounts previously outstanding under the Company’s credit agreement which were borrowed by Compania de Ferrocarriles Chiapas-Mayab (FCCM) represented U.S. dollar denominated debt of the Company’s Mexican subsidiary. As the Mexican peso exchange rate moved relative to the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring, FCCM’s debt was assumed by its parent company, Servicios. Because Servicios is a U.S. dollar company, the income statement impact of the U.S. dollar denominated loans was significantly reduced. For the quarters ended September 30, 2002 and 2001, the Company recorded approximately $9,000 of non-cash income and $39,000 of non-cash expense, respectively, related to valuation adjustments on these loans.

Other Income, Net

         Other income, net in the quarter ended September 30, 2002, was $284,000 compared to $175,000 in the quarter ended September 30, 2001, an increase of $109,000. Other income, net consists primarily of interest income and other non-operating income, net, offset by minority interest expense.

Income Taxes

         The Company’s effective income tax rate in the quarter ended September 30, 2002 was 34.3% which compared to 42.2% in the quarter ended September 30, 2001. The decrease is attributable to a lower effective income tax rate recorded on the Company’s operations in Mexico and Canada due in part to legislated rate reductions; and a lower effective state income tax rate on newly acquired U.S. operations.

Equity in Net Income of Unconsolidated International Affiliates

         Equity earnings of unconsolidated international affiliates in the quarter ended September 30, 2002, were $3.2 million compared to $2.9 million in the quarter ended September 30, 2001, an increase of $324,000 or 11.2%. The equity earnings in the quarters ended September 30, 2002 and 2001, consisted of $2.7 million in each of the two quarters from Australian Railroad Group, and $523,000 and $214,000, respectively from South American affiliates.

Net Income and Earnings Per Share

         The Company’s net income in the quarter ended September 30, 2002 was $7.0 million compared to net income in the quarter ended September 30, 2001 of $4.5 million, an increase of $2.5 million. The increase in net income is the result of an increase in net income from North American railroad operations of $2.5 million, an increase in equity in net income of unconsolidated international affiliates of $324,000, offset by a decrease in the net income of industrial switching operations of $285,000.

         Basic and Diluted Earnings Per Share in the quarter ended September 30, 2002 were $0.46 and $0.40 respectively, on weighted average shares of 14.7 million and 17.6 million respectively, compared to $0.41 and $0.35 respectively, on weighted average shares of 10.5 million and 12.9 million respectively, in the quarter ended September 30, 2001. The increase in weighted average shares outstanding for Basic Earnings Per Share of 4.2 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, and secondarily to the exercise of employee stock options. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 4.7 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, the dilutive impact of the common stock equivalents (489,132 shares) associated with the issuance of the additional Redeemable Convertible Preferred Stock in December 2001, and the dilutive impact of the common stock equivalents associated with unexercised employee stock options due to a higher market price of the Company’s Class A Common Stock.

Supplemental Information – Australian Railroad Group

         ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The average currency translation rate for the quarter ended September 30, 2002 was 6.3% more favorable than the rate for the quarter ended September 30, 2001, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

         In each of the quarters ended September 30, 2002 and 2001, the Company recorded $2.7 million and $2.7 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australian Railroad Group. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2002 and 2001:

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended September 30, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload
Commodity
Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Grain	$14,087	31.3%	$12,481	30.6%	46,062	21.0%	41,383	20.0%	$306	$302

Other Ores and Minerals	9,430	20.9%	11,117	25.2%	26,072	11.9%	25,377	12.2%	362	438

Iron Ore	7,349	16.3%	5,809	11.9%	46,367	21.1%	41,559	19.1%	158	140

Alumina	3,530	7.8%	3,246	10.8%	38,794	17.6%	37,019	17.7%	91	88

Bauxite	2,571	5.7%	2,646	5.2%	32,330	14.7%	33,789	14.6%	80	78

Hook and Pull(Haulage)	1,437	3.2%	2,868	5.8%	2,439	1.1%	11,842	5.0%	589	242

Gypsum	599	1.3%	548	1.1%	11,879	5.4%	10,281	4.1%	50	53

Other	6,070	13.5%	3,795	9.4%	15,891	7.2%	16,060	7.3%	382	236

Total	$45,073	100.0%	$42,510	100.0%	219,834	100.0%	217,310	100.0%	205	196

         ARG’s freight revenues were $45.1 million in the quarter ended September 30, 2002 compared to $42.5 million in the quarter ended September 30, 2001, an increase of $2.6 million or 6.0%. ARG’s freight revenue increase of $2.6 million was primarily attributable to increases in grain of $1.6 million, iron ore of $1.5 million, and other of $2.3 million, offset by decreases in other ores and minerals of $1.7 million and hook and pull of $1.4 million. Freight revenues from hauling grain in Western Australia were up primarily due to shipping tonnage left over from the 2001 harvest, while grain revenues in South Australia were lower primarily due to changes in shipping schedules. Freight revenue from hook and pull traffic was down primarily due to the loss of business after former customers were successful in their acquisition of National Rail and Freight Corp. in January 2002.

         Total ARG carloads were 219,834 in the quarter ended September 30, 2002 compared to 217,310 in the quarter ended September 30, 2001, an increase of 2,524 or 1.2%. The average revenue per carload increased to $205 in the quarter ended September 30, 2002, compared to $196 per carload in the quarter ended September 30, 2001, an increase of 4.6%.

         ARG’s non-freight railroad revenues were $8.1 million in the quarter ended September 30, 2002 compared to $4.2 million in the quarter September 30, 2001, an increase of $3.9 million or 92.0%. ARG’s non-freight revenue increase of $3.9 million was primarily attributable to new construction-related revenues from the Alice Springs to Darwin rail line. The Alice Springs to Darwin construction-related revenue is expected to continue at varying levels through 2003.

ARG Operating Expenses

         ARG’s operating expenses were $40.1 million in the quarter ended September 30, 2002, compared to $33.6 million in the quarter ended September 30, 2001, an increase of $6.5 million or 19.3%. The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the quarters ended September 30, 2002 and 2001:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Transportation	$14,353	27.0%	$14,069	30.0%

Maintenance of ways and structure	7,374	13.9%	5,219	11.2%

Maintenance of equipment	6,090	11.4%	5,065	10.8%

General and administrative	8,057	15.1%	5,589	12.0%

Depreciation and amortization	4,259	8.0%	3,689	7.9%

Total operating expenses	$40,133	75.4%	$33,631	71.9%

         Maintenance of way expense increased to $7.4 million in the 2002 quarter compared to $5.2 million in the 2001 quarter. This $2.2 million increase was primarily the result of increased payments to contractors for rail flaw detection and surfacing work on two sections of track. Maintenance of equipment for the 2002 quarter is $6.1 million compared to $5.1 million in the 2001 quarter, an increase of $1.0 million or 20.2%. The increase is largely the result of increased costs related to the Alice Springs to Darwin project. General and administrative costs increased to $8.1 million in the 2002 quarter compared to $5.6 million in the same quarter of 2001, an increase of 44.2%. This $2.5 million increase is composed primarily of a $1.0 million increase in the cost of derailments resulting from wagon defects and other incidents, and a $905,000 increase in property and casualty insurance premiums.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Consolidated Operating Revenues

         Consolidated operating revenues were $153.4 million in the nine months ended September 30, 2002 compared to $129.2 million in the nine months ended September 30, 2001, a net increase of $24.2 million or 18.7%. The net increase of $24.2 million was attributable to $27.7 million in revenues attributable to new South Buffalo, Emons and URC railroad operations and a $2.4 million increase in industrial switching revenues, offset by a $5.9 million decrease in existing North American railroad revenues.

         The following two sections provide information on railroad revenues in North America and industrial switching revenues in the United States.

North American Railroad Operating Revenues

         North American railroad operating revenues were $142.0 million in the nine months ended September 30, 2002 compared to $120.2 million in the nine months ended September 30, 2001, a net increase of $21.8 million or 18.1%. The net increase of $21.8 million in operating revenue was attributable to a $18.8 million net increase in freight revenues which consisted of $21.2 million in freight revenue from new South Buffalo, Emons and URC railroad operations offset by a $2.4 million decrease on existing North American railroad operations; and a $3.0 million net increase in non-freight revenues which consisted of $5.9 million in non-freight revenue from new South Buffalo, Emons and URC railroad operations, offset by a $2.9 million decrease on existing North American railroad operations.

         The following table compares North American freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload
Commodity
Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Coal, Coke & Ores	$19,383	16.7%	$21,553	22.2%	92,048	27.6%	94,765	33.4%	$211	$227

Pulp & Paper	18,921	16.3%	14,227	14.7%	47,577	14.3%	37,521	13.2%	398	379

Minerals & Stone	16,744	14.4%	14,824	15.3%	38,812	11.6%	32,507	11.5%	431	456

Petroleum Products	15,668	13.5%	13,364	13.8%	22,307	6.7%	21,522	7.6%	702	621

Metals	12,007	10.4%	7,688	7.9%	43,162	13.0%	27,806	9.8%	278	276

Lumber & Forest Products	9,390	8.1%	6,597	6.8%	26,541	8.0%	19,666	6.9%	354	335

Farm & Food Products	7,127	6.1%	7,382	7.6%	19,066	5.7%	20,439	7.2%	374	361

Chemicals & Plastics	7,058	6.1%	6,389	6.6%	14,374	4.3%	12,424	4.4%	491	514

Autos & Auto Parts	5,400	4.7%	976	1.0%	13,112	3.9%	1,557	0.5%	412	627

Intermodal	963	0.8%	476	0.5%	4,087	1.2%	1,495	0.5%	236	318

Other	3,265	2.9%	3,624	3.6%	12,116	3.7%	14,113	5.0%	269	257

Total	$115,926	100.0%	$97,100	100.0%	333,202	100.0%	283,815	100.0%	348	342

         Coal, coke and ores revenues were $19.4 million in the nine months ended September 30, 2002 compared to $21.6 million in the nine months ended September 30, 2001, a net decrease of $2.2 million or 10.1%. The net decrease of $2.2 million consists of a decrease of $4.2 million from existing North American railroad operations primarily on the Company’s Illinois and New York – Pennsylvania operations as a result of customers’ excess coal inventories and plant shut-downs related to maintenance, offset by an increase of $2.0 million from new South Buffalo, Emons and URC railroad operations.

         Pulp & paper revenues were $18.9 million in the nine months ended September 30, 2002 compared to $14.2 million in the nine months ended September 30, 2001, an increase of $4.7 million or 33.0%. The increase of $4.7 million consists of $3.7 million from new Emons railroad operations and an increase of $1.0 from existing North American railroad operations primarily on the Company’s Oregon and New York – Pennsylvania operations.

         Minerals and stone revenues were $16.7 million in the nine months ended September 30, 2002 compared to $14.8 million in the nine months ended September 30, 2001, an increase of $1.9 million or 13.0%. The increase of $1.9 million consists of $1.2 million from new South Buffalo and Emons railroad operations and an increase of $736,000 from existing North American railroad operations which is primarily from increased salt shipments on the Company’s New York – Pennsylvania region.

         Petroleum products revenues were $15.7 million in the nine months ended September 30, 2002 compared to $13.4 million in the nine months ended September 30, 2001, an increase of $2.3 million or 17.2%. The increase of $2.3 million consists of $525,000 from new Emons railroad operations and an increase of $1.8 from existing North American railroad operations primarily in Mexico as a result of a new long-haul contract.

         Metals revenues were $12.0 million in the nine months ended September 30, 2002 compared to $7.7 million in the nine months ended September 30, 2001, a net increase of $4.3 million or 56.2%. The net increase of $4.3 million consists of $4.9 million from new South Buffalo and Emons railroad operations, offset by a decrease of $624,000 from existing North American railroad operations.

         Lumber and forest products revenues were $9.4 million in the nine months ended September 30, 2002 compared to $6.6 million in the nine months ended September 30, 2001, an increase of $2.8 million or 42.3%. The increase of $2.8 million consists of $2.0 million from new South Buffalo and Emons railroad operations and an increase of $842,000 from existing North American railroad operations primarily in Canada.

         Auto and auto parts revenues were $5.4 million in the nine months ended September 30, 2002 compared to $976,000 in the nine months ended September 30, 2001, an increase of $4.4 million. The increase of $4.4 million consists of $3.8 million from new South Buffalo railroad operations and an increase of $592,000 from existing North American railroad operations.

         Total North American carloads were 333,202 in the nine months ended September 30, 2002 compared to 283,815 in the nine months ended September 30, 2001, a net increase of 49,387 carloads. The net increase of 49,387 consists of 64,553 carloads from new South Buffalo, Emons and URC railroad operations, offset by a decrease of 15,166 carloads in existing North American railroad operations of which 12,724 carloads were coal. The average revenue per carload increased to $348 in the nine months ended September 30, 2002, compared to $342 per carload in the nine months ended September 30, 2001, an increase of 1.8%.

         North American non-freight railroad revenues were $26.1 million in the nine months ended September 30, 2002 compared to $23.1 million in the nine months ended September 30, 2001, a net increase of $3.0 million or 12.9%. The following table compares North America non-freight revenues for the nine months ended September 30, 2002 and 2001:

North American Railroad
Non-Freight Operating Revenue Comparison
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$8,877	34.0%	$6,179	26.7%

Car hire and rental income	5,705	21.9%	5,578	24.1%

Car repair services	2,606	10.0%	2,326	10.1%

Other operating income	8,916	34.1%	9,047	39.1%

Total non-freight revenues	$26,104	100.0%	$23,130	100.0%

         The $3.0 million net increase in non-freight revenues consisted of $5.9 million in non-freight revenue from new South Buffalo, Emons and URC railroad operations, offset by a $2.9 million decrease on existing North American railroad operations primarily a $2.5 million decrease in other operating income. The $5.9 million in non-freight revenue from new South Buffalo, Emons and URC railroad operations consisted of $2.5 million in railroad switching, $731,000 in car hire and rental, $303,000 in car repair services and $2.4 million in other operating income. On existing North American Railroad Operations, the decrease in other operating income of $2.5 million was primarily due to decreases in management fees of $348,000, demurrage and storage of $460,000, and all other operating income items of $1.7 million. The $1.7 million decrease in all other operating income primarily results from a decrease of $823,000 in revenues which are ancillary to coal traffic, a decrease of $454,000 from the discontinuance of a haulage agreement, and $376,000 from the discontinuance of the Company’s logistics subsidiary which ceased operations on September 30, 2001.

Industrial Switching Revenues

         Revenues from U.S. industrial switching activities were $11.3 million in the nine months ended September 30, 2002 compared to $8.9 million in the nine months ended September 30, 2001, an increase of $2.4 million or 27.0% due primarily to new switching contracts and secondarily to rate increases on existing contracts.

Consolidated Operating Expenses

         Consolidated operating expenses were $131.5 million in the nine months ended September 30, 2002, compared to $112.9 million in the nine months ended September 30, 2001, an increase of $18.6 million or 16.5%. The net increase of $18.6 million was attributable to $19.1 million from new South Buffalo, Emons and URC railroad operations and a $2.8 million increase in industrial switching operating expenses, offset by a $3.3 million decrease in existing North American railroad operating expenses.

         The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

North America Railroad Operating Expenses

         The following table sets forth a comparison of the Company’s North American railroad operating expenses in the nine months ended September 30, 2002 and 2001:

North American Railroad
Operating Expense Comparison
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$50,172	35.3%	$41,581	34.6%

Equipment rents	13,153	9.3%	13,429	11.2%

Purchased services	10,601	7.5%	9,262	7.7%

Depreciation and amortization	9,548	6.7%	8,982	7.5%

Diesel fuel	8,528	6.0%	9,046	7.5%

Casualties and insurance	6,801	4.8%	5,033	4.2%

Materials	8,740	6.2%	7,592	6.3%

Other expenses	12,986	9.1%	9,746	8.1%

Total operating expenses	$120,529	84.9%	$104,671	87.1%

         Labor and benefits expense was $50.2 million in the nine months ended September 30, 2002 compared to $41.6 million in the nine months ended September 30, 2001, an increase of $8.6 million or 20.7% all of which was attributable to new South Buffalo, Emons and URC railroad operations.

         Equipment rents were $13.2 million in the nine months ended September 30, 2002 compared to $13.4 million in the nine months ended September 30, 2001, a net decrease of $276,000 or 2.1%. The net decrease of $276,000 included a $1.9 million decrease in existing North American railroad operations primarily due to reductions on the Company’s New York – Pennsylvania and Canada operations and the discontinuance of the Company’s logistics subsidiary, offset by the addition of $1.6 million from new South Buffalo, Emons and URC railroad operations.

         Purchased services expense was $10.6 million in the nine months ended September 30, 2002 compared to $9.3 million in the nine months ended September 30, 2001, a net increase of $1.3 million or 14.5%. The net increase of $1.3 million included $1.7 million from new South Buffalo, Emons and URC railroad operations, offset by a net decrease of $333,000 in existing North American railroad operations. The net decrease of $333,000 was attributable to a $1.3 million decrease from the discontinuance of the Company’s logistics subsidiary, offset by an increase of $1.0 on existing railroad operations primarily on the Company’s Canada and Mexico operations.

         Diesel fuel expense was $8.5 million in the nine months ended September 30, 2002 compared to $9.0 million in the nine months ended September 30, 2001, a net decrease of $518,000 or 5.7%. The net decrease of $518,000 included a $1.7 million decrease in existing North American railroad operations primarily due to a lower average price per gallon of diesel fuel in the 2002 period, offset by an increase of $1.2 million from new South Buffalo, Emons and URC railroad operations.

         Other expense was $13.0 million in the nine months ended September 30, 2002 compared to $9.7 million in the nine months ended September 30, 2001, an increase of $3.2 million or 33.2%. The $3.2 million increase included $2.1 million from new South Buffalo, Emons and URC railroad operations and a $1.1 million increase in existing North American railroad operations. The $1.1 million increase in existing North American railroad operations was primarily due to increases in trackage rights fees, various legal, professional and public reporting fees and information technology projects.

U. S. Industrial Switching Operating Expenses

         The following table sets forth a comparison of the Company’s U.S. industrial switching operating expenses in the nine months ended September 30, 2002 and 2001:

U.S. Industrial Switching
Operating Expense Comparison
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Labor and benefits	$6,902	60.9%	$5,729	64.1%

Equipment rents	256	2.3%	220	2.5%

Purchased services	335	3.0%	268	3.0%

Depreciation and amortization	365	3.2%	464	5.2%

Diesel fuel	529	4.7%	372	4.2%

Casualties and insurance	1,252	11.0%	48	0.5%

Materials	538	4.7%	520	5.8%

Other expenses	820	7.2%	623	7.0%

Total operating expenses	$10,997	97.0%	$8,244	92.3%

         Labor and benefits expense was $6.9 million in the nine months ended September 30, 2002 compared to $5.7 million in the nine months ended September 30, 2001, a net increase of $1.2 million or 20.5%. The net increase of $1.2 million was primarily due to costs associated with new switching contracts of approximately $1.6 million offset by a decrease in pension expense of $395,000. The decrease in pension expense of $395,000 results from a $286,000 credit in the 2002 period due to the curtailment of a pension plan compared to $109,000 of pension expense in the 2001 period.

         Casualties and insurance expense was $1.3 million in the nine months ended September 30, 2002 compared to $48,000 in the nine ended September 30, 2001, an increase of $1.2 million. The increase of $1.2 million was primarily due to an increase of $1.1 million in claims expense of which $758,000 was in the 2002 period compared to a $351,000 credit in the 2001 period. The cost in 2002 is associated in part with a fatality while the credit in 2001 results from the settlement of a claim for less than the amount reserved.

Operating Ratios

         The Company’s combined operating ratio improved to 85.8% in the nine months ended September 30, 2002 from 87.4% in the nine months ended September 30, 2001. The operating ratio for North American railroad operations improved to 84.9% in the nine months ended September 30, 2002 from 87.1% in the nine months ended September 30, 2001 primarily due to lower operating ratios on new South Buffalo, Emons and URC railroad operations. The operating ratio for U.S. industrial switching operations worsened to 97.0% in the nine months ended September 30, 2002 from 92.3% in the nine months ended September 30, 2001.

Interest Expense

         Interest expense in the nine months ended September 30, 2002 was $5.2 compared to $7.5 million in the nine months ended September 30, 2001, a decrease of $2.4 million or 31.6% due primarily to a decrease in average outstanding debt and lower interest rates. While debt increased due to the three acquisitions made since the 2001 period, debt was reduced by application of the net proceeds received from the equity offering in December 2001.

         Gain on 50% Sale of Asian Pacific Transport Consortium (APTC) to Australian Railroad Group

         On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional gain of $3.7 million related to the December, 2000 issuance of ARG stock to Wesfarmers. The $3.7 million purchase price adjustment was recorded as a one-time gain for the Company in March, 2001. A related deferred income tax expense of $1.1 million was also recorded. In 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s non-interest bearing note.

Valuation Adjustment of U.S. Dollar Denominated Foreign Loans

         Amounts previously outstanding under the Company’s credit agreement which were borrowed by FCCM represented U.S. dollar denominated debt of the Company’s Mexican subsidiary. As the Mexican peso exchange rate moved relative to the U.S. dollar, the revaluation of this outstanding debt to its Mexican peso equivalent resulted in non-cash gains and losses. On June 16, 2000, pursuant to a corporate and financial restructuring, FCCM’s debt was assumed by its parent company, Servicios. Because Servicios is a U.S. dollar company, the income statement impact of the U.S. dollar denominated loans was significantly reduced. For the nine months ended September 30, 2002 and 2001, the Company recorded approximately $65,000 of non-cash income and $108,000 of non-cash expense, respectively, related to valuation adjustments on these loans.

Other Income, Net

         Other income, net in the nine months ended September 30, 2002, was $820,000 compared to $779,000 in the nine months ended September 30, 2001, an increase of $41,000. Other income, net consists primarily of interest income, other minor non-operating income, net, offset by minority interest expense. Income Taxes

         The Company’s effective income tax rate in the nine months ended September 30, 2002 was 34.1% which compared to 36.2% in the nine months ended September 30, 2001. The decrease is attributable to a lower income tax rate recorded on the Company’s operations in Mexico and Canada due in part to legislated rate reductions; and a lower effective state income tax rate on newly acquired U.S. operations.

Equity in Net Income of Unconsolidated International Affiliates

         Equity earnings of unconsolidated international affiliates in the nine months ended September 30, 2002, were $8.3 million compared to equity earnings of unconsolidated international affiliates of $7.8 million in the nine months ended September 30, 2001. The equity earnings in the nine months ended September 30, 2002 and 2001, consisted of $7.2 million and $7.4 million, respectively, from Australian Railroad Group, and $1.0 million and $420,000, respectively from South America affiliates.

Net Income and Earnings Per Share

         The Company’s net income in the nine months ended September 30, 2002 was $19.8 million compared to net income in the nine months ended September 30, 2001 of $16.2 million, an increase of $3.6 million. The increase in net income is the net result of an increase in net income from North American railroad operations of $3.3 million ($4.6 million excluding a $2.6 million after-tax gain on the APTC sale in the 2001 period and a $1.3 million after-tax loss on the Company’s logistics subsidiary which ceased operations on September 30, 2001), an increase in equity in net income of unconsolidated international affiliates of $426,000, offset by a decrease in net income of industrial switching operations of $61,000.

         Basic and Diluted Earnings Per Share in the nine months ended September 30, 2002 were $1.29 and $1.13 respectively, on weighted average shares of 14.7 million and 17.6 million respectively, compared to $1.50 and $1.28 respectively, on weighted average shares of 10.3 million and 12.7 million respectively, in the nine months ended September 30, 2001. The increase in weighted average shares outstanding for Basic Earnings Per Share of 4.3 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, and secondarily to the exercise of employee stock options. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 4.9 million is primarily attributable to the 3.9 million shares of Class A Common Stock the Company sold in a public offering on December 21, 2001, the dilutive impact of the common stock equivalents (489,132 shares) associated with the issuance of the additional Redeemable Convertible Preferred Stock in December 2001, and the dilutive impact of the common stock equivalents associated with unexercised employee stock options due to a higher market price of the Company’s Class A Common Stock.

Supplemental Information – Australian Railroad Group

         ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The average currency translation rate for the nine months ended September 30, 2002 was 3.8% more favorable than the rate for the nine months ended September 30, 2001, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

         In the nine months ended September 30, 2002 and 2001, the Company recorded $7.2 million and $7.4 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australian Railroad Group. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2002 and 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Nine Months Ended September 30, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues					Carloads			Carload

Commodity
Group	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total	2002	2001

Grain	$42,030	31.5%	$37,301	30.3%	139,598	21.2%	123,881	19.7%	$301	$301

Other Ores and Minerals	28,340	21.2%	31,507	25.6%	76,998	11.7%	74,801	11.9%	368	421

Iron Ore	21,098	15.8%	14,778	12.0%	134,526	20.4%	117,287	18.7%	157	126

Alumina	10,299	7.7%	12,062	9.8%	114,182	17.3%	109,361	17.4%	90	110

Bauxite	7,530	5.6%	6,974	5.7%	95,389	14.5%	95,277	15.2%	79	73

Hook and Pull(Haulage)	5,885	4.4%	7,316	6.0%	19,643	3.0%	31,167	5.0%	300	235

Gypsum	1,822	1.4%	1,531	1.2%	32,334	4.9%	28,603	4.6%	56	54

Other	16,495	12.4%	11,443	9.4%	45,556	7.0%	47,190	7.5%	362	242

Total	$133,499	100.0%	$122,912	100.0%	658,226	100.0%	627,567	100.0%	203	196

         ARG’s freight revenues were $133.5 million in the nine months ended September 30, 2002 compared to $122.9 million in the nine months ended September 30, 2001, an increase of $10.6 million or 8.6%. ARG’s freight revenue increase of $10.6 million was primarily attributable to increases in iron ores of $6.3 million, grain of $4.7 million and other of $5.1 million, offset by decreases in alumina of $1.8 million and other ores and minerals of $3.2 million. Freight revenues from hauling iron ores were up primarily due to expansion by ARG’s major iron ores customer. Freight revenues from hauling grain in Western Australia were up due to a stronger harvest, while grain revenues in South Australia were lower primarily due to changes in shipping schedules. Revenue from hauling alumina was lower due to contract rate reductions with a major customer.

         Total ARG carloads were 658,226 in the nine months ended September 30, 2002 compared to 627,567 in the nine months ended September 30, 2001, an increase of 30,659 or 4.9%. The average revenue per carload increased to $203 in the nine months ended September 30, 2002, compared to $196 per carload in the nine months ended September 30, 2001, an increase of 3.6%.

         ARG’s non-freight railroad revenues were $22.7 million in the nine months ended September 30, 2002 compared to $12.9 million in the nine months ended September 30, 2001, an increase of $9.8 million or 76.3%. This increase was primarily attributable to new revenues resulting from the construction of the Alice Springs to Darwin rail line. The Alice Springs to Darwin construction-related revenue is expected to continue at varying levels into 2003.

ARG Operating Expenses

         ARG’s operating expenses were $117.6 million in the nine months ended September 30, 2002, compared to $97.7 million in the nine months ended September 30, 2001, an increase of $19.9 million or 20.4%. The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the nine months ended September 30, 2002 and 2001:

Australian Railroad Group
Operating Expense Comparison
Nine Months Ended September 30, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue
Transportation	$44,608	28.6%	$40,075	29.5%

Maintenance of ways and structure	18,612	11.9%	14,683	10.8%

Maintenance of equipment	16,973	10.9%	15,256	11.2%

General and administrative	25,237	16.2%	17,472	12.9%

Depreciation and amortization	12,141	7.7%	10,167	7.5%

Total operating expenses	$117,571	75.3%	$97,653	71.9%

         Transportation expense increased to $44.6 million in the 2002 period from $40.1 million in 2001, an increase of $4.5 million or 11.3%. The primary factor for this increase was truck transportation costs related to the Alice Springs to Darwin construction project and the effect of increased grain and iron ore volumes. Maintenance of ways and structures expense increased to $18.6 million from $14.7 million, an increase of $3.9 million $26.8%, primarily due to scheduled maintenance and upgrades being higher than in the prior year period.

         General and administrative expenses of $25.2 million in the nine months ended September 30, 2002 is up $7.7 million from $17.5 million in the prior year period. The 2002 amount includes $1.5 million of expense resulting from the mechanical failure in February of a locomotive and a subsequent collision at a switching yard in Kalgoorlie, Western Australia, a $1.1 million increase in property and casualty insurance premiums, a $3.0 million increase in the cost of derailments resulting from wagon defects and other incidents, and $827,000 of bid costs from the unsuccessful bid for the privatization of an Australian railroad.

Liquidity and Capital Resources

         During the nine months ended September 30, 2002 the Company generated cash from operations of $19.6 million, invested $55.7 million in the purchase of Utah Railway Company, invested $29.4 million (net of $2.0 million in cash received) in the purchase of Emons Transportation Group, Inc., invested $13.4 million in capital assets (net of $2.7 million in state grant funds received for track rehabilitation and construction), received $263,000 from unconsolidated affiliates, received $673,000 in proceeds from the disposition of property, and received $1.8 million in proceeds from employee stock option exercises. The Company paid $750,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, acquired treasury stock for $36,000, and had a net increase in debt of $62.8 million during this same period primarily related to the URC and Emons acquisitions.

         During the nine months ended September 30, 2001, the Company generated cash from operations of $19.9 million, invested $12.1 million in capital assets (net of $2.8 million in state grant funds received for track rehabilitation and construction), received $7.0 million in proceeds from the disposition of property including $6.5 million from a sale-leaseback of locomotives, received $4.3 million from unconsolidated affiliates, and received $3.6 million in proceeds from employee stock option exercises. The proceeds from employee stock option exercises relate primarily to the exercise of employee stock options that carried an expiration date of June 23, 2001. The Company also paid $644,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, and had a net decrease in debt of $13.6 million during this same period.

         In 2002, the Company budgeted approximately $18.0 million in capital expenditures, net of $1.8 million that was expected to be funded by grants from state and federal agencies. With the acquisition of Emons in February 2002, the Company now plans to invest an additional $3.4 million ($1.7 million in track and $1.7 million in equipment). Approximately $13.4 million of the budgeted capital expenditures was completed as of September 30, 2002.

         At September 30, 2002 the Company had long-term debt, including current portion, totaling $126.4 million, which comprised 35.8% of its total capitalization including the Convertible Preferred. At December 31, 2001 the Company had long-term debt, including current portion, totaling $60.6 million, which comprised 22.4% of its total capitalization including the Convertible Preferred.

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

         On October 31, 2002, the Company closed on $250 million of new senior secured credit facilities. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. The new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million of unused borrowing capacity will be available for general corporate purposes including acquisitions.

         The Company has the ability to draw on its remaining universal shelf registration up to $128.5 million of various debt and equity securities. The form and terms of such securities shall be determined when and if these securities are issued.

Recently Issued Accounting Standards

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

         On May 1, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for the Company’s fiscal year beginning January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

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

         On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (SFAS No. 141). Under SFAS No. 141, all business combinations initiated after September 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

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

         During 2002, 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire at various dates through March 13, 2003. The options give the Company the right to sell Mexican Pesos for U.S. Dollars at exchange rates ranging from 10.10 to 10.55 Mexican Pesos to the U.S. Dollar. The notional amounts under these options were $3.1 million and $2.2 million at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, the fair values of these currency options were assets of $112,000 and $17,000, respectively.

         During 2002, 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 15, 2006 and the fixed base rates range from 3.585% to 6.47%. The notional amounts under these agreements were $40.6 million at September 30, 2002 and $30.6 million December 31, 2001. The fair value of these interest rate swaps were liabilities of $1.7 million and $1.1 million at September 30, 2002 and December 31, 2001, respectively, the long-term portion of which was recorded in other liabilities and the current portion of which was recorded in accrued expenses.

         The Company has recorded $5.2 million of unrealized losses on qualifying cash flow hedges of Australian Railroad Group, which represents the Company’s U.S. dollar portion of ARG’s unrealized losses as of September 30, 2002, as other comprehensive loss and a reduction of its investment. ARG’s lenders required ARG to enter into the qualifying cash flow hedges at the Closing of ARG’s purchase of the assets of Westrail Freight. The liability for ARG’s cash flow hedges is recorded on the balance sheet of ARG and is not the Company’s liability. For the nine months ended September 30, 2002, approximately $1.2 million of net unrealized losses on qualifying cash flow hedges of Australian Railroad Group were recorded that related to 2001.

         The Company is exposed to the impact of foreign currency exchange rate risk at its foreign operations in Canada, Mexico and Australia. In particular, the Company is exposed to the non-cash impact of its equity earnings in ARG which uses the Australian dollar as its functional currency. The functional currency of the Company’s Bolivian operations is the U.S. dollar.

ITEM 4. Controls and Procedures

         Within 90 days prior to the filing date of this report, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a - 14(c) and 15(d) – 14(c)). Based on that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The following reports on Form 8-K were filed during the quarter covered by this report:

(a)	Report dated August 28, 2002 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits

(b)	Report on Form 8-K/A amending August 28, 2002 Report on Form 8-K reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits

Utah Railway Company audited and unaudited financial statements and Genesee & Wyoming Inc. and Subsidiaries unaudited pro forma financial statements were filed with this Amended Report

(c)	Report dated October 11, 2002 reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

(ii)	By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation (Exhibit 3.1) 4

4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2) 4

4.3	Certificate of Correction to the Restated Certificate of Incorporation (Exhibit 3.1) 6

4.4	Certificate of Amendment of the Restated Certificate of Incorporation (Exhibit 3.1) 6

4.5	By-laws (Exhibit 3.1) 1

4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1) 3

4.7	Form of Class B Stockholders’ Agreement dated as of May 20,1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2) 2

4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1) 1

4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1) 4

4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2) 4

4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3) 4

4.12	Form of Senior Debt Indenture (Exhibit j) 5

4.13	Form of Subordinated Debt Indenture (Exhibit k) 5

(10)	Material Contracts

(10.1)	Stock Purchase Agreement by and among Mueller Industries, Inc. Arava Natural Resources Company, Inc., and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as of August 19, 2002 (Exhibit 2.1)7

*(10.2)	Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 31, 2002 among Genesee & Wyoming Inc., as US Borrower, Quebec Gatineau Railway, Inc., as Canadian Borrower, The Guarantors, The Lending Institutions listed therein, as Lenders, Fleet National Bank, as Administrative Agent with Fleet Securities, Inc., as Arranger and JP Morgan Chase Bank, LaSalle Bank National Association, Sovereign Bank, the Bank of Nova Scotia, Wachovia Bank, National Association, as Syndication Agents (Copies of omitted Exhibits and Schedules will be provided upon written request)

*(11.1)	Statement re computation of per share earnings

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

         (7)  Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated August 28, 2002. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: November 14, 2002	By:	/s/John C. Hellmann

	Name: Title:	John C. Hellmann Chief Financial Officer

Date: November 14, 2002	By:	/s/Alan R. Harris

	Name: Title:	Alan R. Harris Senior Vice President and Chief Accounting Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mortimer B. Fuller, III, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Genesee & Wyoming Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/Mortimer B. Fuller, III

Mortimer B. Fuller, III Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John C. Hellmann, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Genesee & Wyoming Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/John C. Hellmann

John C. Hellmann Chief Financial Officer