Form 10-K
period 2002-12-31
GENESEE & WYOMING INC
filed 2003-03-31
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File No. 001-31456

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on which Registered

Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  YES    ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☑      No  ☐

Aggregate market value of Class A Common Stock held by non-affiliates based on closing price on June 30, 2002, the last business day of Registrant’s most recently completed second fiscal quarter: $279,105,394.

Shares of common stock outstanding as of the close of business on March 18, 2003:

Class	Number of Shares Outstanding

Class A Common Stock	13,211,002
Class B Common Stock	1,805,290

Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13	Registrant’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 29, 2003.

The remainder of this page is intentionally left blank.

PART I

ITEM 1.  BUSINESS

     Genesee & Wyoming Inc. (the Registrant or the Company) is a holding company whose subsidiaries and unconsolidated affiliates own and operate short line and regional freight railroads in the United States, Australia, Canada, Mexico and Bolivia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and rail-related services to industrial companies in the United States. The Company was incorporated as a Delaware corporation in 1977.

     The Company was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. Since 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Genesee and Wyoming Railroad Company and became Chief Executive Officer, the Company has completed 23 acquisitions and now operates over approximately 8,000 miles of owned, jointly owned or leased track as well as over 3,000 additional miles under track access arrangements. Based on track miles, the Company believes that:

•	it is the second-largest operator of regional railroads in the United States and Canada;

•	its 50/50 joint venture with Wesfarmers Limited, the Australian Railroad Group (ARG), owns and operates the second largest privately owned rail system in Australia;

•	it owns and operates Mexico’s fourth-largest railroad; and

•	it is a strategic investor in, and operator of, the second largest railroad in Bolivia.

     Information set forth in this Item 1 as well as in Item 2. Properties should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 7 of this report, including the discussion of risk factors and the forward-looking statement disclosure.

     The Company makes available free of charge, on or through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission. The Company’s Internet address is http:\\www.gwrr.com.

GROWTH STRATEGY

     The Company intends to increase its earnings per share and return on invested capital by:

•	acquiring rail lines that are close to or contiguous with its existing regional rail systems in order to improve asset utilization and reduce operating costs;

•	broadening its geographic presence by acquiring significant rail lines in new regions where the Company believes there are additional business development and acquisition opportunities;

•	expanding its revenue base within each region it serves through focused marketing efforts and a high level of customer service; and

•	improving its operating performance through the more efficient use of equipment and facilities and the reduction of overhead and operating expenses.

     The Company has a disciplined acquisition and investment-driven strategy that focuses on both domestic and international opportunities. From 1977 to 1997, the Company acquired and integrated twelve acquisitions in the United States. From 1997 to 2000, the Company acquired or made investments in seven railroads internationally, including in South Australia (1997), Canada (1997), Mexico (1999), Western Australia (2000) and Bolivia (2000). Since 2001, the Company has made four acquisitions in the U.S. and Canada, including South Buffalo Railway Company (October 2001), Emons Transportation Group (February 2002), Utah Railway Company (August 2002), and a rail line leased from Burlington Northern Santa Fe in Oregon (December 2002).

     The Company’s recent acquisitions and investments include:

•	branch lines of U.S. and Canadian Class I railroads;

•	rail lines of industrial companies, such as Bethlehem Steel and Mueller Industries;

•	other regional railroads or short-line railroads; and

•	the privatization of foreign government-owned rail systems.

     The Company believes that the market for acquisitions in the United States includes over 500 short line and regional railroads operating over approximately 50,000 miles of track, as well as additional lines expected to be sold by Class I railroads. Internationally, the Company believes there are additional acquisition or privatization candidates in Australia, Canada, South America and other markets. Furthermore, the Company believes that there is a relatively small number of well capitalized operators currently bidding for properties in the international and U.S. rail markets. As a result, the Company believes that it is well positioned to capitalize on additional acquisition opportunities.

     In evaluating potential acquisitions and investments, the criteria the Company considers, among others, include:

•	projected risk adjusted return on investment;

•	potential for additional revenue and service improvements;

•	identifiable cost savings and synergies, such as asset utilization improvements, consolidation of administrative functions, and operational improvements; and

•	diversity of overall commodity and geographic mix.

     In new regions, the Company targets rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region, and attract qualified management. When acquiring rail properties in its existing regions, the Company targets contiguous rail properties where it believes there are significant opportunities to realize operating efficiencies. The Company’s strategy of building regional rail systems is illustrated by its original U.S. region, the New York-Pennsylvania Region, and ARG, its joint venture in Australia.

•	New York-Pennsylvania Region. Starting with its original rail line, the Genesee and Wyoming Railroad Company, the Company has completed seven contiguous acquisitions since 1985, creating a regional railroad linking Western New York with Western Pennsylvania. After giving effect to the 2001 acquisition of South Buffalo, the region now has approximately $50.0 million in annual revenue and a diverse commodity base including petroleum, auto parts, chemicals, pulp and paper and steel.

•	Australian Railroad Group. Over the past four years, the Company has been sequentially building a regional rail system that covers more than half of the Australian continent. In Australia, the Company (1) entered the market through the privatization of the rail system of South Australia in 1997; (2) acquired the right to operate iron ore supply rail-lines and in-plant rail operations for a steel mill in Whyalla, South Australia in 1999; (3) combined its South Australian railroad business with previously state-owned rail assets of Western Australia, which were acquired with its 50/50 joint venture partner for $334.4 million in December 2000; and (4) acquired a 2.6% equity interest in a consortium to build, own and operate an 885-mile rail line from Alice Springs to Darwin in the Northern Territory of Australia in April 2001.

MARKETING

     The Company builds each regional railroad business on a base of large industrial customers, grows that business through focused marketing efforts, and creates additional revenues by attracting new customers and providing ancillary rail services. By providing improved service to shippers, the Company is often able to provide increased revenue to the Class I carriers that connect with its North American lines. The Company’s marketing efforts are often aimed at enhancing its railroads’ relationships with both Class I carriers and shippers. Thus the Company provides related rail services such as railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. Wherever possible, the Company also seeks to divert freight traffic from trucking companies to its railroads. At newly privatized railroads, the Company has generated new business through improved marketing efforts and improved service levels.

OPERATIONS

     The Company focuses on lowering operating costs and improving asset efficiency to maximize its return on invested capital, and has historically been able to operate acquired rail lines more efficiently than the Class I railroads and governments from whom it acquired these properties. The Company typically achieves efficiencies through lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs, and selling unutilized assets.

     The Company also intends to continue to improve the operating efficiency of its railroads by track rehabilitation, especially where maintenance has been deferred by the prior owner. Because of the importance of certain of the Company’s shippers to the economic stability and/or development of the regions where they are located, and because of the importance of certain of the Company’s railroads to the economic infrastructure of those regions, approximately $59.0 million in state and federal grants for track rehabilitation and service improvements have been invested in the Company’s North American rail properties since 1987.

INDUSTRY OVERVIEW

     According to the Association of American Railroads Railroad Facts, 2002 Edition, there are 571 railroads in the United States operating roughly 143,000 miles of track. U.S. railroads are segmented into one of three categories based on the amount of their revenues. Class I railroads, those with over $266.7 million in revenues, represent over 90% of total rail revenues. Regional and short line railroads operate approximately 45,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. In terms of revenue, regional and short line railroads combined account for approximately 8% of total railroad revenue.

     The following table shows the breakdown of railroads by classification.

Classification of
Railroads	Number	Miles Operated	Revenues

Class I	8	97,631	over $266.7 million
Regional (Class II)	34	17,439	$21.3 to $266.7 million
Local (Class III)	529	27,563	less than $21.3 million

Total	571	142,633

Source: Association of American Railroads Railroad Facts, 2002 Edition.

     The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States and Canada took steps to improve profitability and recapture market share. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the shippers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density and improve operating efficiency.

     Although the acquisition market is competitive, the Company believes that there will continue to be opportunities to acquire rail properties in the United States and Canada from Class I railroads, industrial companies, and independent short line and regional railroads. The Company also believes there may be additional acquisition opportunities in Australia, Canada, South America and other markets.

MANAGEMENT

     The Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President — Corporate Development have responsibility for overall strategic and financial planning. The Chief Executive Officer oversees the Company’s global operations including its equity investments in Australia and South America, while the Chief Operating Officer manages operations in North America. The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based bonus programs.

     The Company currently operates in two business segments: North American Railroad Operations, which includes operating short line and regional railroads, and Industrial Switching, which includes providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. Through December 16, 2000, the Company also operated in the Australian Railroad Operations segment. For financial information with respect to each of the Company’s business segments and for each geographic area for 2002, 2001 and 2000, see Note 18 to the Company’s Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

RAILROAD OPERATIONS — NORTH AMERICA

     North American Customers

     The Company’s North American railroads served over 800 customers in 2002 compared with approximately 680 customers in 2001. The ten largest North American customers accounted for approximately 29%, 30% and 30% of the Company’s North American railroad revenues in 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, the Company’s largest North American customer was a coal-fired electricity generating plant owned by Dominion Resources, which accounted for approximately 5%, 7% and 6%, respectively, of the Company’s North American railroad revenues. The Company typically handles freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration from one to seven years. These contracts establish price but do not typically obligate the shipper to move any particular volume.

     North American Railroad Commodities

     The Company’s North American railroads transport a wide variety of commodities. Some of the Company’s railroads have a diversified commodity mix while others transport one or two principal commodities. In 2002, coal, coke and ores, and paper products were the two largest commodity groups transported by the Company’s North American railroads, constituting 18.2% and 16.3%, respectively, of total North American freight revenues (see Item 7. of this Annual Report under the heading “Results of Operations — Year Ended December 31, 2002 Compared to Year Ended December 31, 2001”), and 29.6% and 14.0%, respectively, of total North American carloads. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight Revenue
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Coal, Coke & Ores	$28,685	18.2%	$28,081	21.6%	136,044	29.6%	128,286	33.1%	$211	$219
Pulp & Paper	25,711	16.3%	18,663	14.4%	64,494	14.0%	49,033	12.6%	399	381
Minerals & Stone	21,236	13.5%	19,439	15.0%	50,844	11.0%	43,615	11.2%	418	446
Petroleum Products	20,655	13.1%	16,971	13.1%	29,479	6.4%	27,541	7.1%	701	616
Metals	15,993	10.2%	11,239	8.7%	57,846	12.6%	40,679	10.5%	276	276
Lumber & Forest Products	12,828	8.2%	8,846	6.8%	36,265	7.9%	26,727	6.9%	354	331
Farm & Food Products	10,158	6.5%	10,008	7.7%	27,378	5.9%	28,205	7.3%	371	355
Chemicals-Plastics	9,523	6.1%	8,359	6.4%	19,949	4.3%	16,574	4.3%	477	504
Autos & Auto Parts	6,996	4.4%	2,499	1.9%	17,130	3.7%	5,283	1.4%	408	473
Intermodal	1,302	0.8%	622	0.5%	5,387	1.2%	1,954	0.5%	242	318
Other	4,202	2.7%	5,134	3.9%	15,527	3.4%	20,086	5.1%	271	256

Totals	$157,289	100.0%	$129,861	100.0%	460,343	100.0%	387,983	100.0%	342	335

     Coal, coke and ores consist primarily of shipments of coal to utilities and industrial customers.

     Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and finished papers.

     Minerals and stone consists primarily of cement, gravel and stone used in construction, and salt used in highway ice control.

     Petroleum products consists primarily of fuel oil and crude oil.

     Metals consists primarily of scrap metal, finished steel products and coated pipe.

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

     Intermodal consists primarily of various commodities shipped in trailers or containers on flat cars.

   North American Railroad Employees

     As of December 31, 2002, the Company’s North American railroads had 1,549 full-time employees. Of this total, 861 are members of national labor organizations. The Company’s North American railroads have 29 contracts with these national labor organizations which have expiration dates ranging to 2005. The Company has also entered into employee bargaining agreements with an additional 75 employees who represent themselves, which have expiration dates ranging to 2005. The Company believes that its relationship with its employees is good.

RAILROAD OPERATIONS — AUSTRALIA (Equity Accounting)

     On December 16, 2000, the Company, through its joint venture, ARG, completed the acquisition of Westrail Freight from the government of Western Australia. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia.

     In conjunction with the acquisition of Westrail, the Company contributed to ARG: (1) its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR); (2) its 2.6% interest in the Asia Pacific Transport Consortium, a consortium selected to construct and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia; and (3) $21.4 million in cash. The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 17, 2000.

     Australian Railroad Customers

     ARG currently serves over 50 customers. A significant portion of ARG’s railroad operating revenue is attributable to customers operating in the grain, ores and minerals, and alumina industries. ARG’s largest ten customers accounted for approximately 69% and 67% of its revenues for the years ended December 31, 2002 and 2001, respectively. ARG’s largest customer, the Australian Wheat Board, accounted for 20% and 22% of its operating revenue for the years ended December 31, 2002, and 2001. ARG typically ships freight under transportation contracts between ARG and the shipper. The terms of these contracts vary from customer to customer and vary in duration from one to ten years, subject to certain review and extension provisions.

     Australian Railroad Commodities

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2002 and 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Years ended December 31, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight Revenues
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Grain	$53,590	30.5%	$49,757	30.2%	177,651	20.5%	171,037	20.2%	$302	$291
Other Ores and Minerals	38,075	21.7%	42,064	25.6%	103,510	12.0%	101,257	12.0%	368	415
Iron Ore	27,038	15.4%	20,594	12.5%	177,619	20.5%	159,038	18.8%	152	129
Alumina	13,828	7.9%	15,309	9.3%	151,756	17.5%	145,073	17.1%	91	106
Bauxite	10,125	5.8%	9,334	5.7%	127,892	14.8%	127,263	15.0%	79	73
Hook and Pull(Haulage)	8,343	4.8%	10,556	6.4%	25,170	2.9%	43,628	5.2%	331	242
Gypsum	2,327	1.3%	1,980	1.2%	42,389	4.9%	38,837	4.6%	55	51
Other	22,114	12.6%	14,977	9.1%	60,030	6.9%	60,625	7.1%	368	247

Total	$175,440	100.0%	$164,571	100.0%	866,017	100.0%	846,758	100.0%	203	194

     Australian Railroad Employees

     As of December 31, 2002, ARG had 1,016 full-time employees. Of this total, approximately 26% are employed under collective bargaining agreements. In South Australia, ARG has one collective bargaining agreement that expires in September 2004. In Western Australia, some employees have chosen to bargain locally rather than through national organizations, and other employees will consider similar arrangements during 2003. ARG believes that its relationship with its employees is good.

U.S. INDUSTRIAL SWITCHING OPERATIONS

     U.S. industrial switching operations generate non-freight revenues primarily by providing freight car switching and related rail services such as railcar repair to industrial companies with railroad facilities within their complexes. The Company’s U.S. industrial switching operation serves 28 customers in 11 states. These customers are primarily in the chemicals, paper, mining, and power generation industries. The provision of the service generally involves locating a work force and locomotives at the customer’s facility. As of December 31, 2002, the Company’s U.S. industrial switching operations had 264 employees. The Company believes that its relationship with its employees is good.

SAFETY

     The Company’s safety program involves all employees and focuses on the prevention of accidents and injuries. The Senior Vice President of each region is accountable for the results of the program. Each region has an officer responsible for day-to-day program administration.

     The Company maintains a corporate-wide safety policy effort facilitated by the Vice President & Chief Safety Officer. The Company works continuously to comply fully with all federal, state, and local government regulations. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations.

INSURANCE

     The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $150,000 to $500,000 per occurrence. In addition, the Company maintains excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company’s liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. The Company also maintains property damage coverage, subject to a standard pollution sub-limit and self-insured retentions ranging from $25,000 to $250,000.

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

COMPETITION

     In acquiring rail properties, the Company generally competes with other short line and regional railroad operators. Competition for rail properties is based primarily upon price, operating history and financing capability. The Company believes its established reputation as a successful acquiror and operator of short line rail properties, combined with its managerial and financial resources, effectively positions it to take advantage of acquisition opportunities.

     Each of the Company’s railroads is typically the only rail carrier directly serving its customers, however, the Company’s railroads compete directly with other modes of transportation, principally motor carriers. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination transportation service. To the extent other carriers are involved in transporting a shipment, the Company cannot control the cost and quality of such service. To the extent that highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.

     To a lesser degree, the Company also faces competition with similar products made in other areas, a kind of competition commonly known as “geographic competition.” For example, a paper producer may choose to increase or decrease production at a specific plant served by one of the Company’s railroads depending on the relative competitiveness of that plant versus paper plants in other locations.

REGULATION

United States

     The Company’s U.S. railroads are subject to regulation by:

•	The Surface Transportation Board;

•	the Federal Railroad Administration;

•	state departments of transportation; and

•	some state and local regulatory agencies.

     The Surface Transportation Board is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission. Established by the ICC Termination Act of 1995, The Surface Transportation Board has jurisdiction over, among other things, freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, it may condition its approval upon the payment of severance benefits to affected employees. The Federal Railroad Administration has jurisdiction over safety.

Canada

     St. Lawrence & Atlantic Railroad (Quebec) is subject to the jurisdiction of the federal government of Canada while Quebec Gatineau Railway and Huron Central Railway are subject to the jurisdiction of provincial governments of Canada.

     Federally regulated railways fall under the jurisdiction of the Canada Transportation Agency (CTA) and Transport Canada (TC) and are subject to the provisions of the Railway Safety Act. The CTA has power to regulate construction and operation of railways, financial transactions of railway companies, all aspects of rates, tariffs and services, and the transferring and discontinuing of the operation of railway lines. TC administers the Railway Safety Act which ensures that federally regulated railway companies abide by all regulations with respect to engineering standards governing the construction or alteration of railway works and the operation and maintenance standards of railway works and equipment.

     Provincially regulated railways operate within the boundary of one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Transport Commission of Quebec, while in Ontario, under the Short Line Railways Act, a license has to be obtained from the Registrar of short line railways. Construction, operation and discontinuance of operation are regulated, as well as railway services.

Australia

     In Australia, regulation of rail safety is generally governed by State legislation and administered by State regulatory agencies. Regulation of access is governed by overriding Federal legislation with State-based regimes operating in compliance with that legislation. ARG’s assets are therefore subject to the regulatory regimes governing safety in each of Western Australia, South Australia, the Northern Territory, Victoria and New South Wales. In addition, with respect to access to rail infrastructure, ARG’s Australian assets are subject to individual access regimes established under Part IIIA of the Trade Practices Act 1974.

     ARG’s interstate access includes the standard gauge tracks linking Wodonga (in Victoria), Melbourne (in Victoria), Adelaide (in South Australia), Broken Hill (in New South Wales), Tarcoola (in South Australia) and Kalgoorlie (in Western Australia). The interstate network is part of the larger standard gauge network linking all capital cities in Australia from Brisbane to Perth, as well as Broken Hill in New South Wales and Alice Springs in the Northern Territory. Those parts of this larger standard gauge network which are not covered by the interstate network are governed by the various State access regimes and the national access regime.

Mexico

     In Mexico, the Secretary of Communications and Transport (SCT) has jurisdiction over, among other things:

•	policies and programs related to the railroad system;

•	the granting of concessions;

•	regulating the concessions and resolving any issues regarding amendments or terminations to the concessions;

•	regulation of tariff application; and

•	sanctions when operators have not complied with the terms of a concession.

     A Mexican railroad is also subject to the Mexican Foreign Investments Law and the Federal Law of Economic Competition. The Foreign Investments Law governs the ownership of Mexican Railroads by foreign entities, while the Law of Economic Competition is an antitrust statute.

ENVIRONMENTAL MATTERS

     The Company’s operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Department of Transport and comparable agencies at the provincial level. In Mexico, these functions are administered at the federal level by the Secretary of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport on a federal level and by the Environmental Protection Agency at the state level. There are no material environmental claims currently pending or, to the Company’s knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company’s earnings or capital expenditures. However, there can be no assurance that the current regulatory requirements will not change, or that currently unforeseen environmental incidents will not occur, or that past non-compliance with environmental laws will not be discovered on the Company’s properties.

     In Mexico, the Company’s wholly-owned subsidiary, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V., was awarded a 30-year concession to operate certain railways owned by the state-owned rail company. Under the terms of the concession agreement, the federal railway company remains responsible for remediation of all contamination that occurred prior to the execution date of the concession agreement.

     The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired under the sale and purchase agreement by ASR contains contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to existing South Australian environmental standards which reflect the purpose for which the land was used at the date of the Sale and Purchase Agreement.

RISK FACTORS OF FOREIGN OPERATIONS

     The Company’s operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in the Company’s forward-looking statements. These risks include the fact that the Company’s 50/50 joint venture in Australia, ARG, and some of the Company’s significant subsidiaries transact business in foreign countries, namely in Australia, Canada, Mexico and Bolivia. In addition, the Company may consider acquisitions in other foreign countries in the future. The risks of doing business in foreign countries may include:

•	changes or greater volatility in the economies of those countries,

•	effects of currency exchange controls,

•	changes to the regulatory environment of those countries,

•	changes to the tax laws and regulations of those countries,

•	restrictions on the withdrawal of foreign investment and earnings,

•	the nationalization of the businesses that the Company operates,

•	the actual or perceived failure by the Company to fulfill commitments under concession agreements,

•	the potential instability of foreign governments, including from domestic insurgency, and

•	the challenge of managing a culturally and geographically diverse operation.

     The Company’s operations in foreign countries are also subject to economic uncertainties, including among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

     ARG derives a significant portion of its rail freight revenues from shipments of grain. For the years ended December 31, 2002 and 2001, grain shipments in South Australia and Western Australia generated approximately 26.0% and 27.4%, respectively, of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material effect on the Company’s income from ARG and financial condition. For example, drought conditions during the 2002 growing season are expected to result in a significant reduction in ARG’s grain shipments in 2003.

     Australia’s open access regime could lead to additional competition for ARG’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third party rail operators to gain access to ARG’s railway infrastructure upon payment of a regulated fee. A similar framework governs ARG’s access to track owned by others. ARG currently operates on the Commonwealth-owned interstate network from Sydney, New South Wales and Melbourne, Victoria to Kalgoorlie, Western Australia and on State-owned track in New South Wales. Access charges continue to evolve because privatization of railways in Australia is recent. If fees paid by ARG to others are increased, ARG’s operating margins could be negatively affected. Conversely, if a regulator reduces access fees charged to others by ARG, then ARG’s income could be negatively affected. Furthermore, ARG has agreements with some customers which would obligate ARG to make refunds should access fees charged by ARG be reduced. When ARG operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where ARG operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network may not be maintained adequately. Either risk could affect ARG’s results of operations and financial condition.

     The results of operations of the Company’s foreign operations are reported in the local currency — the Australian dollar, the Canadian dollar and the Mexican peso — and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s financial statements. The functional currency of the Company’s Bolivian operations is the U.S. dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because the Company’s financial statements are stated in U.S. dollars, the translation effect of such fluctuations may affect the Company’s results of operations and financial position and may affect the comparability of the Company’s results between financial periods.

FORWARD-LOOKING STATEMENTS

     The information contained in this Report, including Management’s Discussion and Analysis (Part II, Item 7) contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted above under the caption “Risk Factors of Foreign Operations”, risks related to adverse weather conditions, changes in environmental and other laws and regulations to which the Company is subject, difficulties associated with the integration of acquired railroads, derailments, unpredictability of fuel costs and general economic and business conditions, as well as those noted in documents that the Company files from time to time with the Securities and Exchange Commission, such as Forms 10-K and 10-Q which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein.

ITEM 2.  PROPERTIES

     The Company, through its subsidiaries and unconsolidated affiliates, currently has interests in thirty railroads of which twenty-two are in the United States, three are in Canada, three are in Australia, one is in Mexico and one is in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company’s holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company’s railroads. Several of the Company’s railroads are operated under terms of leases or operating licenses in which the Company does not assume ownership of the track and the underlying land.

     The Company’s railroads operate over approximately 8,000 miles of track that is owned, jointly-owned or leased by the Company or its affiliates. The Company’s or its affiliates’ railroads also operate, through various trackage rights agreements, over approximately 3,000 miles of track that is owned or leased by others.

     The following table sets forth certain information as of March 24, 2003 with respect to the Company’s railroads:

RAILROAD AND LOCATION	TRACK MILES		STRUCTURE	CONNECTING CARRIERS (1)

UNITED STATES:
Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	153	(2)	Owned	BPRR, NS, CSX
Bradford Industrial Rail, Inc. (BR) Pennsylvania	4	(3)	Owned	BPRR
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	279	(4)	Owned/Leased	ALY, BLE, BR, CN, CP, CSX, NS, PS, RSR, SB
The Dansville & Mount Morris Railroad Company (DMM) New York	8		Owned	GNWR
Genesee and Wyoming Railroad Company (GNWR) New York	26	(5)	Owned(5)	CP, DMM, RSR, NS, CSX
Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	181	(6)	Owned	BPRR, CSX, NS
Rochester & Southern Railroad, Inc. (RSR) New York	66	(7)	Owned	BPRR, CP, GNWR, CSX
Illinois & Midland Railroad, Inc. (IMR) Illinois	97	(8)	Owned	BNSF, IAIS, IC, NS, PPU, TPW, UP
Portland & Western Railroad, Inc. (PNWR) Oregon	287	(9)	Owned/Leased	BNSF, UP, WPRR, POTB

RAILROAD AND LOCATION	TRACK MILES		STRUCTURE	CONNECTING CARRIERS (1)

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	185	(10)	Leased	UP, PNWR, HLSC
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	87	(11)	Owned/Leased	UP, BNSF
Carolina Coastal Railway, Inc. (CLNA) North Carolina	17	(12)	Leased	NS
Commonwealth Railway, Inc. (CWRY) Virginia	17	(13)	Owned/Leased	NS
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	10	(14)	Leased	NS, CSX
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	26	(15)	Leased	UP, BNSF, TM
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	13	(16)	Leased	CSX, NS
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1	(17)	Leased	CSX, NS
South Buffalo Railway (SB) New York	52		Owned	BPRR, CSX, NS CP, CN
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	165	(18)	Owned	GRS, SLQ
York Railway Company (YRC) Pennsylvania	40	(18)	Owned	CSX, NS
Utah Railway Company (URC) Utah	44	(19)	Owned	UP, BNSF
Salt Lake City Southern Railroad Company (SLCS) Utah	2	(20)	Owned	UP, BNSF

CANADA:
St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	95	(18)	Owned	CP, CN
Huron Central Railway Inc. (HCR) Canada	179	(21)	Leased	CP, WC
Quebec Gatineau Railway Inc. (QGRR) Canada	293	(22)	Owned/Leased	CP, CN

MEXICO:
Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) Mexico	960	(23)	Leased	Ferrosur

AUSTRALIA (equity accounting):
Australia Southern Railroad (ASR) South Australia	900	(24)	Owned/Leased
Australia Western Railroad (AWR) Western Australia	3,286	(25)	Owned/Leased
Australia Northern Railroad (ANR) Northern Territory	885	(26)	Operator

BOLIVIA (equity accounting):
Empresa Ferroviaria Oriental, S.A. (Oriental) Bolivia	600	(27)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.

(2)	In addition, ALY operates by trackage rights over 3 miles of NS.

(3)	In addition, BR operates by trackage rights over 14 miles of BPRR.

(4)	Includes 92 miles under perpetual leases and 9 miles under a lease expiring in 2090. In addition, BPRR operates by trackage rights over 27 miles of CSX under an agreement expiring in 2018, and 83 miles of NS under an agreement expiring in 2027. The Company is seeking to rationalize approximately 58 miles of owned track that parallels track under the NS trackage rights agreement.

(5)	The GNWR is now operated by RSR.

(6)	In addition, PS operates over 13 miles pursuant to an operating contract.

(7)	In addition, RSR has a haulage contract over 52 miles of CP.

(8)	In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP.

(9)	Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement, 92 miles which was purchased in July, 1997, and beginning in December 2002, 76 miles under lease expiring in 2017. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.

(10)	All under lease expiring in 2013, with renewal options subject to both parties’ consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.

(11)	Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.

(12)	All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989.

(13)	Includes 12.5 miles under lease expiring in 2009.

(14)	All under lease expiring in 2005.

(15)	All under lease expiring in 2007.

(16)	All under lease expiring in 2006.

(17)	All under lease expiring in 2006.

(18)	Subsidiary of Emons Transportation Group, Inc., acquired February 22, 2002.

(19)	URC was acquired August 28, 2002. In addition, URC operates by trackage rights over 326 miles of UP and 96 miles of BNSF.

(20)	Subsidiary of Utah Railway Company, acquired August 28, 2002. In addition, SLCS operates by trackage rights over 21 miles of UP.

(21)	All under lease expiring in 2017, with renewal options subject to both parties’ consent.

(22)	Consists of 275 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRR operates by trackage rights over 27 miles of CP.

(23)	All under a 30-year concession agreement operating on track structure which is owned by the state-owned rail company Ferronales. In addition, FCCM operates by trackage rights over 210 miles on Ferrosur (another privatized rail concession) and a government-owned line.

(24)	The track structure is owned by ARG. The land on which the track structure is built is leased from the State of South Australia for a term of 50 years with a conditional right of renewal for an additional 15 years. In addition, ASR operates over the 2,100 mile government-owned corridor between Melbourne and Perth under a track access agreement.

(25)	ARG entered 49 year leases with the Government of Western Australia to operate the standard and narrow gauge freight railway infrastructure owned by the State. The lease obligations have been prepaid by ARG. ARG, in connection with the Westrail Freight acquisition, purchased certain rail yards, terminals, and other rail related maintenance facilities from the State.

(26)	The Asia Pacific Transport Consortium (APTC) has undertaken a project to build, own and operate an 885-mile rail line from Alice Springs to Darwin in the Northern Territory of Australia. ARG is a 2.6% equity participant in APTC and will be the rail operator once construction of the rail line is complete, which is expected to be later in 2003.

(27)	All under a 40-year concession agreement operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

LEGEND OF CONNECTING CARRIERS

BLE	Bessemer and Lake Erie Railroad Company
BNSF	Burlington Northern Santa Fe Railway Company
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
GRS	Guilford Rail System
HLSC	Hampton Railway
IAIS	Illinois Central Railroad Company
IC	Iowa Interstate Railroad, Ltd.
NS	Norfolk Southern Corp.
POTB	Peoria & Pekin Union Railway
PPU	Port of Tillamook Bay Railroad
TM	The Texas Mexican Railway Company

TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
WC	Wisconsin Central

EQUIPMENT

     As of December 31, 2002, rolling stock of the Company’s North American operations consisted of 353 locomotives and 4,542 freight cars, some of which were owned and some of which were leased from third parties.

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

     On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR breached certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd’s previously owned Powerton Plant. The suit seeks up to $19.0 million in compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and is vigorously defending against the suit. However, an adverse outcome of this lawsuit could have a material adverse effect on the Company’s financial condition.

     The parent company of ComEd has sold certain of ComEd’s power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On July 18, 2002, the Company filed an amended counterclaim against ComEd in the Cook County action. The counterclaim seeks a declaration of certain rights regarding the SAA and damages in excess of $45.0 million for ComEd’s failure to assign the SAA to the purchaser of the Powerton plant. The Company believes that its counterclaim against ComEd is well-founded and is pursuing it vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On June 24, 1996, the Company’s Class A Common Stock began publicly trading and was quoted on the Nasdaq National Market until September 26, 2002, under the trading symbol GNWR. On September 27, 2002, the Company’s Class A Common Stock began publicly trading on the New York Stock Exchange under the trading symbol GWR. The tables below show the range of high and low actual trade prices for the Company’s Class A Common Stock during each quarterly period of 2002, 2001 and 2000.

YEAR ENDED DECEMBER 31, 2002	HIGH	LOW
1st Quarter	$23.770	$19.200
2nd Quarter	$26.300	$19.760
3rd Quarter	$24.170	$15.700
4th Quarter	$23.200	$18.000
YEAR ENDED DECEMBER 31, 2001	HIGH	LOW
1st Quarter	$13.055	$9.000
2nd Quarter	$14.600	$9.028
3rd Quarter	$17.966	$12.340
4th Quarter	$22.066	$15.000
YEAR ENDED DECEMBER 31, 2000	HIGH	LOW
1st Quarter	$6.888	$5.278
2nd Quarter	$8.555	$6.333
3rd Quarter	$11.222	$7.111
4th Quarter	$14.222	$7.666

     The Company’s Class B Common Stock is not publicly traded.

     The Company did not pay cash dividends in 2002, 2001 or 2000. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company’s business. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

     On March 3, 2003 there were 154 holders of record of the Company’s Class A Common Stock and 9 holders of record of the Company’s Class B Common Stock.

     During 2002, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the Act). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption included the recipients’ representations as to their investment intent with respect to such Securities and restrictions on the transfer of such Securities imposed by the Company.

     (1)    On January 11, 2002, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan for Outside Directors to purchase an aggregate of 2,250 shares of Class A Common Stock at an exercise price of $19.9667 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (2)    On May 23, 2002, the Company issued to an aggregate of 194 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 323,366 shares of Class A Common Stock at an exercise price of $21.35 per share, and 4,684 shares of Class A Common Stock at an exercise price of $23.49 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     (3)    On July 28, 2002, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 2,250 shares of Class A Common Stock at an exercise price of $16.70 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

     See Item 12. below for the equity compensation plan table required by this Item 5.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated income statement data and selected consolidated balance sheet data of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, have been derived from the Company’s consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7. of this Report.

	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
	YEAR ENDED DECEMBER 31,

INCOME STATEMENT DATA:	2002	2001	2000	1999	1998

Operating revenues	$209,540	$173,576	$206,530	$175,586	$147,472
Operating expenses	177,533	150,622	182,818	152,828	127,494
Income from operations	32,007	22,954	23,712	22,758	19,978
Interest expense	(7,542)	(10,049)	(11,233)	(8,462)	(7,071)
Gain on sale of 50% equity in Australian operations (1)	—	2,985	10,062	—	—
Other income, net	726	497	1,549	1,292	6,880
Income before income taxes, equity earnings and extraordinary item	25,191	16,387	24,090	15,588	19,787
Income taxes	8,983	6,166	10,569	2,175	7,708
Equity earnings (losses)	9,774	8,863	411	(618)	(645)
Income before extraordinary item	25,982	19,084	13,932	12,795	11,434
Extraordinary item	(375)	—	—	(262)	—
Net income	25,607	19,084	13,932	12,533	11,434
Preferred stock dividends and cost accretion	1,172	957	52	—	—
Net income available to common stockholders	$24,435	$18,127	$13,880	$12,533	$11,434
Basic earnings per common share:
Net income available to common stockholders before extraordinary item	$1.69	$1.72	$1.42	$1.27	$0.98
Extraordinary item	(0.03)	—	—	(0.03)	—
Net income	$1.66	$1.72	$1.42	$1.24	$0.98
Weighted average number of shares of common stock	14,704	10,509	9,779	10,104	11,671
Diluted earnings per common share:
Income before extraordinary item	$1.48	$1.48	$1.38	$1.26	$0.97
Extraordinary item	(0.02)	—	—	(0.03)	—
Net income	$1.46	$1.48	$1.38	$1.23	$0.97
Weighted average number of shares of common stock and equivalents	17,585	12,917	10,094	10,215	11,765
BALANCE SHEET DATA AT YEAR END:
Total assets	$514,859	$402,519	$338,383	$303,940	$216,760
Total debt	125,417	60,591	104,801	108,376	65,690
Mandatorily Redeemable Convertible
Preferred Stock	23,980	23,808	18,849	—	—
Stockholders’ equity	209,621	185,663	94,732	81,829	74,537

(1)	In 2001 and 2000, the Company recorded gains of $2.9 million and $10.1 million, respectively, resulting from the Company issuing shares of its Australian subsidiary at a price per share in excess of its book value investment in that subsidiary and the deconsolidation of that subsidiary. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of this transaction and its related impacts.

The Company has completed a number of recent acquisitions. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of recent acquisitions.

The remainder of this page is intentionally left blank.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report.

General

     The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company, through its U.S. industrial switching subsidiary, also provides freight car switching and related services to United States industrial companies with railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and ancillary rail services.

     The Company’s operating expenses include wages and benefits, equipment rents (including car hire), purchased services, depreciation and amortization, diesel fuel, casualties and insurance, materials, net (gain) loss on sale and impairment of assets, and other expenses. Car hire is a charge paid by a railroad to the owners of railcars used by that railroad in moving freight. Other expenses generally include property and other non-income taxes, professional services, communication and data processing costs, and general overhead expense.

     When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, railcar sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. The Company completed acquisitions in the United States of Utah Railway Company in August 2002, Emons Transportation Group, Inc. in February 2002, and South Buffalo Railway Company in October 2001. The Company, through a 50% owned joint venture, completed an acquisition in Western Australia in December 2000, and through an investment in an unconsolidated affiliate, acquired an interest in a railroad in Bolivia in November 2000. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

     The general downturn in economies in North America for 2002 and 2001 has adversely affected the Company’s cyclical shipments of commodities such as paper products in Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as coal and salt are less affected by economic downturns and are more closely affected by the weather. The economic downturn has also impacted the Company’s customers and while a limited number of them have declared bankruptcy, their traffic volumes have remained largely unaffected and the impact on the collection of their receivables has not been significant to date.

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

Expansion of Operations

United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to increase that region’s annual carloads by approximately 20,000 and enhance operations through more efficient routing of existing traffic. The rail line is being operated under a 15-year lease agreement with BNSF.

     On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program under which certain URC employees were terminated in the third quarter of 2002. The aggregate $336,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended September 30, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. URC (either directly or through its wholly-owned subsidiary, Salt Lake City Southern Railroad Company, Inc.) operates over 46 miles of owned track and 374 miles of track under trackage rights agreements. The tracks over which URC operates run from Ogden, Utah to Grand Junction, Colorado. In addition, URC serves industrial customers in and around Salt Lake City, Utah through trackage rights from the Utah Transit Authority.

     On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less current liabilities assumed ($4.5 million) and long-term liabilities assumed ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which certain Emons employees were terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. Emons is a short line railroad holding company with operations over 340 miles of owned track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania.

     On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway Company (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface

Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million), less current liabilities assumed ($2.4 million) and long-term liabilities assumed ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $669,000 adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $728,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, was paid to the Company in December 2002. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, these payments were funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

     As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which certain South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in purchase consideration. The majority of these costs were paid in 2001.

     The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to purchase an additional $5.0 million of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001 (see Note 12 to Consolidated Financial Statements).

Australia

     On December 16, 2000, the Company, through its joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia for approximately $334.4 million (This amount and all other dollar amounts in this report being U.S. dollars) including working capital. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight was composed of the freight operations of the formerly state-owned railroad of Western Australia.

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

     On April 20, 2001, APTC completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional first quarter gain of $3.7 million related to the December 2000 issuance of ARG stock to Wesfarmers. A related deferred income tax expense of $1.1 million was also recorded. In the second quarter of 2001, ARG paid the $7.4 million to its two shareholders, in equal amounts of $3.7 million each, as partial payment of each shareholder’s Australian dollar denominated non-interest bearing note which resulted in a $508,000 currency transaction loss.

     The combined gains totaling $13.8 million relating to the formation of ARG represented the difference between the recorded balance of the Company’s previously wholly-owned investment in Australia, less investment amounts that the Company estimated would be reimbursed by ARG, and the value of those Australian operations when ARG was formed. In the fourth quarter of 2001, the Company, ARG and Wesfarmers reached agreement as to the level of acquisition-related costs to be reimbursed to both venture partners. Accordingly, in the fourth quarter of 2001, the Company recorded a $728,000 decrease to its previously recorded gains to reflect the lower than estimated reimbursed amount for acquisition-related costs.

     The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 16, 2000. Prior to its deconsolidation, ASR accounted for $37.6 million and $0.0 of operating revenue and income from operations (including the $4.0 option buyout charge), respectively, for 2000.

Mexico

     On December 7, 2000, in conjunction with the refinancing of the Company’s then wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), and its parent company, GW Servicios, S.A. de C.V. (Servicios) (see Note 9 to Consolidated Financial Statements), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company’s book value per share investment was recorded directly to paid-in capital in 2000.

South America

     On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55% from its original indirect 0.68% interest acquired in September 1999. On July 24, 2001, the Company increased its indirect equity interest in Oriental to 22.89% with an additional investment of $246,000. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.9 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million (90% of $12.0 million) at an adjustable interest rate dependent on operating results of Oriental, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The Company does not expect this financial target to be achieved. The cash used by the Company to fund such investment was obtained from its existing revolving credit facility. Additionally, the Company received the right to collect dividends from Oriental related to its full year 2000 earnings. Dividends received were $263,000 and $617,000 in 2002 and 2001, respectively. The non-recourse debt ($12.0 million as of December 31, 2002) bears interest, based on the availability of dividends received from Oriental, between a floor of 4% and a ceiling of 7.67%. The debt bore interest at an effective rate of 4.0% and 6.12% in 2002 and 2001, respectively, and is due in annual payments. Such payments are primarily funded by dividends received from Oriental, with any shortfalls to be funded by the Company and its partner. The debt is due and payable on December 2, 2003. The Company accounts for its indirect interest in Oriental under the equity method of accounting.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Consolidated Operating Revenues

     Consolidated operating revenues (which exclude revenues from the Company’s equity investees) were $209.5 million in the year ended December 31, 2002, compared to $173.6 million in the year ended December 31, 2001, a net increase of $35.9 million or 20.7%. The increase was attributable to a $12.2 million increase in North American railroad revenues from a full year of operations of South Buffalo, a $20.7 million increase in North American railroad revenues from the February 22, 2002 acquisition of Emons, a $6.7 million increase in North American railroad revenues from the August 28, 2002 acquisition of URC, and a $3.0 million increase in industrial switching revenues, offset by a $6.7 million decrease on existing North American railroad operations.

     The following two sections provide information on railroad revenues for North America and industrial switching revenues in the United States.

     North American Railroad Operating Revenues

     Operating revenues had a net increase of $32.9 million, or 20.4%, to $194.4 million in the year ended December 31, 2002 of which $157.3 million were freight revenues and $37.1 million were non-freight revenues. Operating revenues in the year ended December 31, 2001 were $161.4 million of which $129.9 million were freight revenues and $31.5 million were non-freight revenues. The increase in operating revenue was attributable to a $27.4 million net increase in freight revenues and a $5.5 million net increase in non-freight revenues. The $27.4 million net increase in freight revenues consisted of $10.2 million in freight revenue from a full year of operations of South Buffalo, $15.2 million in freight revenues from Emons, and $4.1 million in freight revenues from URC, offset by a $2.1 million decrease on existing North American railroad operations. The $5.5 million net increase in non-freight revenues consisted of $2.0 million in non-freight revenue from a full year of operations of South Buffalo, $5.4 million in non-freight revenues from Emons, and $2.7 million in non-freight revenues from URC, offset by a $4.6 million decrease on existing North American railroad operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2002 and 2001:

North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2002 and 2001
(dollars in thousands, except average per carload)

									Average
									Freight Revenue
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Coal, Coke & Ores	$28,685	18.2%	$28,081	21.6%	136,044	29.6%	128,286	33.1%	$211	$219
Pulp & Paper	25,711	16.3%	18,663	14.4%	64,494	14.0%	49,033	12.6%	399	381
Minerals & Stone	21,236	13.5%	19,439	15.0%	50,844	11.0%	43,615	11.2%	418	446
Petroleum Products	20,655	13.1%	16,971	13.1%	29,479	6.4%	27,541	7.1%	701	616
Metals	15,993	10.2%	11,239	8.7%	57,846	12.6%	40,679	10.5%	276	276
Lumber & Forest Products	12,828	8.2%	8,846	6.8%	36,265	7.9%	26,727	6.9%	354	331
Farm & Food Products	10,158	6.5%	10,008	7.7%	27,378	5.9%	28,205	7.3%	371	355
Chemicals-Plastics	9,523	6.1%	8,359	6.4%	19,949	4.3%	16,574	4.3%	477	504
Autos & Auto Parts	6,996	4.4%	2,499	1.9%	17,130	3.7%	5,283	1.4%	408	473
Intermodal	1,302	0.8%	622	0.5%	5,387	1.2%	1,954	0.5%	242	318
Other	4,202	2.7%	5,134	3.9%	15,527	3.4%	20,086	5.1%	271	256

Totals	$157,289	100.0%	$129,861	100.0%	460,343	100.0%	387,983	100.0%	342	335

     Coal, Coke and Ores revenues increased by a net $604,000 or 2.2%, primarily due to an increase of $3.8 million in freight revenues from hauling new carloads of Coal from the acquisition of URC, offset by a decrease in revenues of $3.2 million from hauling carloads of Coal on existing railroad operations for customers operating in the electric utility industry.

     Pulp and Paper revenues increased by $7.0 million, or 37.8%, primarily due to an increase of $5.3 million in freight revenues from hauling new carloads of Pulp and Paper from the acquisition of Emons and an increase of $1.7 million in revenue from existing North American railroad operations serving Pulp and Paper industries located on the Company’s Oregon, New York-Pennsylvania and Canada railroad operations.

     Minerals and Stone revenues increased by $1.8 million, or 9.2%, primarily due to $1.3 million in freight revenues from the acquisition of Emons and a net increase of $500,000 in revenue from existing North American railroad operations. The $500,000 net increase from existing North American railroad operations primarily consisted of a $2.0 million increase on existing US and Canada railroad operations of which $1.7 million was from hauling additional carloads of Salt as the result of a new salt mine customer which began shipping in May 2001, offset by a $1.5 million decrease on existing Mexico railroad operations, primarily cement, due to the downturn in the Mexican economy and the impact of Hurricane Isidore.

     Petroleum Products revenues increased by $3.7 million, or 21.7%, primarily due to $1.0 million in freight revenues from the acquisition of Emons, an increase of $2.2 million in freight revenues on the Company’s existing Mexico railroad operations primarily due to a new contract and shifting traffic patterns, and an increase of $424,000 on existing US and Canada railroad operations.

     Metals revenues increased by a net $4.8 million, or 42.3%, primarily due to $4.8 million in freight revenue from a full year of operations of South Buffalo.

     Lumber and Forest Products revenues increased by $4.0 million, or 45.0%, primarily due to $2.0 million in freight revenues from the acquisition of Emons, $634,000 in freight revenue from a full year of operations of South Buffalo, and an increase of $1.3 million in freight revenue on existing railroad operations, primarily the Company’s Oregon and New York-Pennsylvania railroad operations.

     Chemicals and Plastics revenues increased by a net $1.2 million, or 13.9%, primarily due to $1.6 million in freight revenues from the acquisition of Emons, offset by a decrease of $442,000 in freight revenue on existing railroad operations.

     Auto and Auto Parts revenues increased by $4.5 million, or 180.0%, primarily due to $3.9 million in freight revenue from a full year of operations of South Buffalo and an increase of $567,000 in freight revenue on existing railroad operations.

     Freight revenues from all remaining commodities reflected a net decrease of $102,000 of which $1.1 million was a net decrease on existing railroad operations, offset by $1.0 million in freight revenues from the acquisitions of Emons and URC.

     Total North American carloads were 460,343 in the year ended December 31, 2002 compared to 387,983 in the year ended December 31, 2001, an increase of 72,360 or 18.7%. The increase of 72,360, consisted of 36,884 carloads from a full year of operations of South Buffalo, 36,190 carloads from the acquisition of Emons, 17,385 from the acquisition of URC, offset by a net decrease of 18,099 carloads on existing railroad operations of which 15,632 carloads were Coal.

     The overall average revenue per carload increased to $342 in the year ended December 31, 2002, compared to $335 per carload in the year ended December 31, 2001, an increase of 2.1%, due primarily to higher average revenues per carload on the carloads from the acquisition of Emons, and higher average revenue per carload on long-haul Petroleum Products in Mexico resulting from a new contract.

     North American non-freight railroad revenues were $37.1 million in the year ended December 31, 2002, compared to $31.6 million in the year ended December 31, 2001, a net increase of $5.5 million, or 17.4%. The net increase consisted of $2.1 million in non-freight revenues from a full year of operations of South Buffalo, $5.4 million in non-freight revenues from Emons, and $2.7 million in non-freight revenues from URC, offset by a $4.6 million decrease on existing North American railroad operations. The following table compares North American non-freight revenues for the years ended December 31, 2002 and 2001:

North American Railroad
Non-Freight Operating Revenues Comparison
Years Ended December 31, 2002 and 2001
(dollars in thousands)

		% of		% of
		Non-freight		Non-freight
	2002	Total	2001	Total

Railroad switching	$13,270	35.8%	$8,785	27.8%
Car hire and rental income	7,503	20.2%	7,484	23.7%
Car repair services	3,563	9.6%	3,135	9.9%
Other operating income	12,759	34.4%	12,180	38.6%

Total non-freight revenues	$37,095	100.0%	$31,584	100.0%

     The net increase of $4.5 million in railroad switching revenues is primarily attributable to $1.3 million in railroad switching revenues from a full year of operations of South Buffalo, $743,000 in railroad switching revenues from Emons, $2.3 million in railroad switching revenues from URC, and a $89,000 increase on existing North American railroad operations.

     The net increase of $579,000 in other operating income is primarily attributable to $422,000 from a full year of operations of South Buffalo, $2.8 million in revenues from Emons and $278,000 in revenues from URC, offset by a decrease of $2.9 million on existing railroad operations. The decrease of $2.9 million on existing railroad operations relates primarily to a decrease of $1.7 million in trackage rights and haulage revenues on the Company’s New York-Pennsylvania and Mexico operations, a decrease of $781,000 in demurrage and storage on the Company’s Mexico and Canada operations, and a decrease of $398,000 in revenues from the Company’s start-up logistics operation, Speedlink, for which operations ceased in September 2001.

U.S. Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $15.2 million in the year ended December 31, 2002 compared to $12.1 million in the year ended December 31, 2001, an increase of $3.1 million, or 25.2%, due primarily to the addition of several new switching contracts in 2002.

    Consolidated Operating Expenses

     Consolidated operating expenses for all operations were $177.5 million in the year ended December 31, 2002, compared to $150.6 million in the year ended December 31, 2001, an increase of $26.9 million, or 17.9%. The increase was attributable to a $6.3 million increase in North American railroad operating expense from a full year of operations of South Buffalo, a $17.4 million increase from the acquisition of Emons, a $5.9 million increase from the acquisition of URC, and a $2.9 million increase in industrial switching expenses, offset by a $5.6 million decrease on existing North American railroad operations. The $5.6 million decrease in existing North American railroad operating expenses was attributable to an increase in net gain on sale of assets of $2.3 million, a $1.0 million decrease in existing North American railroad operating expenses resulting from cost reduction programs implemented to offset decreased revenues on certain of the Company’s existing North American railroad operations, and a $2.3 million decrease resulting from the termination of the Company’s logistics operation, Speedlink, which ceased operations in September 2001.

     Operating Ratios

     The Company’s consolidated operating ratio improved to 84.7% in the year ended December 31, 2002 from 86.8% in the year ended December 31, 2001. The operating ratio for North American railroad operations improved to 83.8% in the year ended December 31, 2002 from 86.1% in the year ended December 31, 2001. The operating ratio for U.S. industrial switching operations was 96.1% in the year ended December 31, 2002 versus 96.0% in the year ended December 31, 2001.

     The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

North American Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the years ended December 31, 2002 and 2001:

North American Railroad
Operating Expense Comparison
Years Ended December 31, 2002 and 2001
(dollars in thousands)

	2002		2001

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenues	Dollars	Revenues

Labor and benefits	$68,557	35.3%	$55,902	34.7%
Equipment rents	19,024	9.8%	18,188	11.2%
Purchased services	14,994	7.7%	11,942	7.4%
Depreciation and amortization	13,073	6.7%	12,139	7.5%
Diesel fuel	12,629	6.5%	11,596	7.2%
Casualties and insurance	9,113	4.7%	6,779	4.3%
Materials	12,275	6.3%	10,560	6.5%
Net gain on sale and impairment of assets	(3,140)	(1.6%)	(814)	(0.5%)
Other expenses	16,439	8.4%	12,687	7.8%

Total operating expenses	$162,964	83.8%	$138,979	86.1%

     Labor and benefits expense increased $12.7 million, or 22.6%, of which $3.0 million was an increase from a full year of operations of South Buffalo, $7.2 million was an increase from Emons, $2.3 million was an increase from URC and $165,000 was an increase on existing North American railroad operations.

     Equipment rents expense increased a net $836,000, or 4.6%, of which $345,000 was an increase from a full year of operations of South Buffalo, $2.1 million was an increase from Emons and $526,000 was an increase from URC, offset by a $2.1 million decrease on existing North American railroad operations of which $1.7 million was primarily car hire and equipment rents and $330,000 was from the termination of the Company’s logistics operation, Speedlink, which ceased operations in September 2001.

     Purchased services increased $3.1 million, or 25.6%, of which $319,000 was an increase from a full year of operations of South Buffalo, $1.9 million was an increase from Emons, $553,000 was an increase from URC and $329,000 was an increase on existing North American railroad operations.

     Depreciation and amortization expense increased a net $934,000, or 7.7%, of which $458,000 was an increase from a full year of operations of South Buffalo, $1.0 million was an increase from Emons, and $222,000 was an increase from URC, offset by a $751,000 decrease on existing North American railroad operations primarily due to discontinued amortization of the Service Assurance Agreement and goodwill. Pursuant to adopting SFAS No. 142 on January 1, 2002, the Service Assurance Agreement and goodwill are no longer being amortized (see Note 6 to Consolidated Financial Statements).

     Diesel fuel expense increased a net $1.0 million, or 8.9%, of which $193,000 was an increase from a full year of operations of South Buffalo, $1.3 million was an increase from Emons, and $742,000 was an increase from URC, offset by a $1.2 million decrease on existing North American operations resulting primarily from decreased fuel prices and consumption in 2002.

     Casualties and insurance increased $2.3 million, or 34.4%, of which $372,000 was an increase from a full year of operations of South Buffalo, $693,000 was an increase from Emons, $134,000 was an increase from URC and $1.1 million was an increase on existing North American railroad operations due primarily to an increase of $1.0 million in liability and property insurance premiums since August 2002.

     Materials expense increased a net $1.7 million, or 16.2%, of which $495,000 was an increase from a full year of operations of South Buffalo, $1.6 million was an increase from Emons, $185,000 was an increase from URC, offset by a $558,000 decrease on existing North American railroad operations.

     Net gain on sale and impairment of assets increased $2.3 million due primarily to a gain of $2.8 million from an asset sale on the Company’s New York-Pennsylvania railroad operations (see Note 2 to Consolidated Financial Statements).

     Other expenses increased $3.8 million, or 29.6%, of which $1.1 million was an increase from a full year of operations of South Buffalo, $754,000 was an increase from Emons, $598,000 was an increase from URC and $1.3 million was an increase on existing North American railroad operations primarily due to increases in legal and other professional fees, trackage rights, and information technology costs.

U.S. Industrial Switching Operating Expenses

     The following table sets forth a comparison of the Company’s industrial switching operating expenses in the years ended December 31, 2002 and 2001:

U.S. Industrial Switching
Operating Expense Comparison
Years Ended December 31, 2002 and 2001
(dollars in thousands)

	2002		2001

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$9,221	60.8%	$8,061	66.4%
Equipment rents	354	2.3%	289	2.4%
Purchased services	477	3.1%	392	3.2%
Depreciation and amortization	497	3.3%	617	5.1%
Diesel fuel	739	4.9%	464	3.8%
Casualties and insurance	1,479	9.7%	294	2.4%
Materials	772	5.1%	702	5.8%
Other expenses	1,030	6.9%	824	6.9%

Total operating expenses	$14,569	96.1%	$11,643	96.0%

     Labor and benefits expense increased $1.2 million, or 14.4%. The net increase of $1.2 million was primarily due to costs associated with new switching contracts in 2002 of approximately $1.6 million offset by a decrease in pension expense of $395,000. The decrease in pension expense results from a $286,000 credit in the 2002 period due to the curtailment of a pension plan compared to $109,000 of pension expense in the 2001 period.

     Casualties and insurance expense increased by $1.2 million due primarily to an increase of $1.0 million in claims expense of which $814,000 was expensed in the 2002 period compared to a $188,000 credit in the 2001 period, and a $141,000 increase in insurance premiums in the 2002 period. The claims cost in 2002 is associated in part with a fatality while the claims credit in 2001 results from the settlement of a claim for less than the amount reserved.

     All other expenses were $3.9 million in the year ended December 31, 2002, compared to $3.3 million in the year ended December 31, 2001, an increase of $581,000, or 17.7%, due primarily to costs associated with new switching contracts in 2002.

     Interest Expense

     Interest expense in the year ended December 31, 2002, was $7.5 million compared to $10.0 million in the year ended December 31, 2001, a decrease of $2.5 million, or 24.9%, primarily due to a decrease in average outstanding debt and lower interest rates in 2002, offset by new borrowings to acquire Emons and URC.

     Gain on 50% Sale of Australia Southern Railroad

     The Company recorded a non-cash gain of $3.0 million in 2001 related to its original non-cash gain of $10.1 million recognized in December 2000 upon the issuance of shares of ASR at a price per share in excess of its book value per share investment in ASR (see Note 3 to Consolidated Financial Statements).

   Other Income, Net

     Other income, net, in the year ended December 31, 2002, was $693,000 compared to $578,000 in the year ended December 31, 2001, an increase of $115,000, or 19.9%. Other income, net, in the years ended December 31, 2002 and 2001 consists primarily of interest income and currency gains and losses on Australian dollar denominated cash and receivable balances.

   Income Taxes

     The Company’s effective income tax rate in the years ended December 31, 2002 and 2001 was 35.7% and 37.6%, respectively. The decrease in 2002 is partially attributable to lower tax rates on foreign operations offset by an increase in the Company’s effective state tax rate.

   Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates in the year ended December 31, 2002, were $9.8 million compared to $8.9 million in the year ended December 31, 2001, an increase of $911,000. Equity earnings in the year ended December 31, 2002, consist of $8.5 million from Australian Railroad Group and $1.3 million from South America affiliates. Equity earnings in the year ended December 31, 2001, consist of $8.5 million from Australian Railroad Group and $412,000 from South America affiliates.

   Net Income and Earnings Per Share

     The Company’s net income for the year ended December 31, 2002, was $25.6 million compared to net income in the year ended December 31, 2001, of $19.1 million, an increase of $6.5 million, or 34.2%. The increase in net income is the result of an increase from North American railroad operations of $5.3 million, an increase in equity earnings of unconsolidated affiliates of $911,000, and an increase in the net income of industrial switching of $351,000.

     Basic and Diluted Earnings Per Share in the year ended December 31, 2002, were $1.66 and $1.46, respectively, on weighted average shares of 14.7 million and 17.6 million, respectively, compared to $1.72 and $1.48, respectively, on weighted average shares of 10.5 million and 12.9 million in the year ended December 31, 2001. The earnings per share and weighted average shares outstanding for the years ended December 31, 2002 and 2001 are adjusted for the impact of the March 14, 2002 and June 15, 2001 stock splits (see Note 2 to Consolidated Financial Statements). The increase in weighted average shares outstanding for Basic Earnings Per Share of 4.2 million is primarily attributable to the impact of the December 21, 2001 offering of common stock (see Note 11 to Consolidated Financial Statements), and the exercise of employee stock options in 2002. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 4.7 million is primarily attributable to the above impact and the dilutive impact of the common stock equivalents associated with the Mandatorily Redeemable Convertible Preferred Stock issued in December 2001 and the dilutive impact of unexercised employee and director stock options.

Supplemental Information — Australian Railroad Group

     ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar in 2002, the average currency translation rate for the year ended December 31, 2002 was 5.2% more favorable than the rate for the year ended December 31, 2001, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the years ended December 31, 2002 and 2001, the Company recorded $8.5 million and $8.5 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates — Australian Railroad Group. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2002 and 2001.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Years ended December 31, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight Revenues
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Grain	$53,590	30.5%	$49,757	30.2%	177,651	20.5%	171,037	20.2%	$302	$291
Other Ores and Minerals	38,075	21.7%	42,064	25.6%	103,510	12.0%	101,257	12.0%	368	415
Iron Ore	27,038	15.4%	20,594	12.5%	177,619	20.5%	159,038	18.8%	152	129
Alumina	13,828	7.9%	15,309	9.3%	151,756	17.5%	145,073	17.1%	91	106
Bauxite	10,125	5.8%	9,334	5.7%	127,892	14.8%	127,263	15.0%	79	73
Hook and Pull(Haulage)	8,343	4.8%	10,556	6.4%	25,170	2.9%	43,628	5.2%	331	242
Gypsum	2,327	1.3%	1,980	1.2%	42,389	4.9%	38,837	4.6%	55	51
Other	22,114	12.6%	14,977	9.1%	60,030	6.9%	60,625	7.1%	368	247

Total	$175,440	100.0%	$164,571	100.0%	866,017	100.0%	846,758	100.0%	203	194

     ARG’s freight revenues were $175.4 million in the year ended December 31, 2002, compared to $164.6 million in the year ended December 31, 2001, an increase of $10.8 million or 6.6%. This increase was primarily attributable to increases in iron ores of $6.4 million, grain of $4.7 million and a net increase in other and other ores and minerals of $3.1 million, offset by decreases in alumina of $1.5 million and hook and pull of $2.2 million. Freight revenues from hauling iron ores were up primarily due to expansion by one of ARG’s major iron ores customers. Freight revenues from hauling grain were up primarily due to a better harvest in Western Australia, offset by lower grain revenues in South Australia due to a weaker harvest. Freight revenues from hauling alumina were down due to lowered rates after new contracts went into effect with major customers. The decline in hook and pull was primarily business that was handled for two Australian companies prior to their joint acquisition of Pacific National.

     Total ARG carloads were 866,017 in the year ended December 31, 2002 compared to 846,758 in the year ended December 31, 2001, an increase of 19,259 or 2.3%. The average revenue per carload increased to $203 in the year ended

December 31, 2002, compared to $194 per carload in the year ended December 31, 2001, an increase of 4.6%.

     ARG’s non-freight railroad revenues were $31.0 million in the year ended December 31, 2002 compared to $17.3 million in the year ended December 31, 2001, an increase of $13.7 million or 79.4%. This increase included $13.4 million of revenues from the construction of the Alice Springs to Darwin rail line. The Alice Springs to Darwin construction-related revenue is expected to continue into the third quarter of 2003 at which point ARG’s role in the project will be as a contracted operator and the revenue contribution will be significantly reduced.

ARG Operating Expenses

     ARG’s operating expenses were $160.0 million in the year ended December 31, 2002, compared to $134.3 million in the year ended December 31, 2001, an increase of $25.7 million or 19.1%. The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the years ended December 31, 2002 and 2001:

Australian Railroad Group
Operating Expense Comparison
Years Ended December 31, 2002 and 2001
(U.S. dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Transportation	$59,110	28.6%	$53,552	29.4%
Maintenance of ways and structure	27,680	13.4%	23,623	13.0%
Maintenance of equipment	23,187	11.2%	20,301	11.2%
General and administrative	33,106	16.2%	23,581	13.0%
Net gain on sale and impairment of assets	(314)	(0.2%)	(152)	(0.1%)
Depreciation and amortization	17,191	8.3%	13,392	7.4%

Total operating expenses	$159,960	77.5%	$134,297	73.9%

     Transportation expense increased to $59.1 million in the year ended December 31, 2002, compared to $53.6 million in the year ended December 31, 2001, an increase of $5.5 million or 10.4%. The primary cause of this increase was truck transportation costs related to the Alice Springs to Darwin construction project and the transportation costs associated with increased grain and iron ore volumes.

     Maintenance of ways and structures expense increased to $27.7 million in the year ended December 31, 2002, compared to $23.6 million in the year ended December 31, 2001, an increase of $4.1 million or 17.2%, primarily due to scheduled maintenance being higher than in the prior year period.

     General and administrative expense increased to $33.1 million in the year ended December 31, 2002, compared to $23.6 million in the year ended December 31, 2001, an increase of $9.5 million or 40.4%. This $9.5 million increase included an increase of $4.3 million in the cost of incidents including derailments, an increase of $1.6 million in insurance premiums, and a $2.6 million restructuring charge related to headcount reductions and office relocation in the fourth quarter of 2002. Previously, an initial phase of restructuring at ARG began in October 2001 and was completed in March 2002. However, those costs were part of a plan existing at acquisition of Westrail Freight in December 2000, and were included in the basis of property, plant and equipment and are being depreciated.

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

   North American Railroad Operating Revenues

     Operating revenues had a net increase of $3.1 million, or 2.0%, to $161.5 million in the year ended December 31, 2001 of which $129.9 million were freight revenues and $31.6 million were non-freight revenues. Operating revenues in the year ended December 31, 2000 were $158.3 million of which $126.4 million were freight revenues and $31.9 million were non-freight revenues. The net increase in operating revenue was attributable to a $3.5 million increase in freight revenues which consisted of $2.8 million in freight revenue from South Buffalo and a $643,000 increase on existing North American railroad operations, offset by a $362,000 decrease in non-freight revenues which consisted of $556,000 in non-freight revenue from South Buffalo offset by a $918,000 decrease on existing North American railroad operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2001 and 2000:

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

     Total North American carloads were 387,983 in the year ended December 31, 2001 compared to 375,125 in the year ended December 31, 2000, an increase of 12,858 or 3.4%. The increase of 12,858 consisted of 9,652 carloads from South Buffalo and 10,584 carloads of coal on existing railroad operations, offset by a net decrease of 7,378 carloads in all other commodities combined on existing railroad operations.

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

     The increase of $2.6 million in other operating income is primarily attributable to a $1.1 million increase in storage and demurrage of which $93,000 is revenue from South Buffalo and $1.0 million is from existing railroad operations, and a $1.1 million increase in other income. The increase in other income consists primarily of a $420,000 increase in management fee revenue on existing railroad operations related to coal unloading facilities, and $398,000 of revenue from the Company’s start-up logistics operation, Speedlink, for which operations ceased in September 2001.

U.S. Industrial Switching Revenues

     Revenues from U.S. industrial switching activities were $12.1 million in the year ended December 31, 2001 compared to $10.6 million in the year ended December 31, 2000, an increase of $1.5 million, or 14.7%, due primarily to the addition of several new switching contracts in 2001.

Consolidated Operating Expenses

     Consolidated operating expenses for all operations were $150.6 million in the year ended December 31, 2001, compared to $182.8 million in the year ended December 31, 2000, a net decrease of $32.2 million, or 17.6%. The decrease was attributable to a $37.7 million decrease due to the deconsolidation of Australian railroad operations on December 16, 2000, offset by a $1.3 million increase in industrial switching operating expenses, and a $4.2 million increase in North American railroad operating expenses of which $2.4 million was attributable to the Company’s start-up logistics operation, Speedlink, for which operations ceased in September 2001, and $1.9 million resulted from the October 1, 2001 acquisition of South Buffalo, offset by a $108,000 decrease in existing North American railroad operations.

Operating Ratios

     The Company’s consolidated operating ratio improved to 86.8% in the year ended December 31, 2001 from 88.5% in the year ended December 31, 2000. The operating ratio for North American railroad operations declined to 86.1% in the year ended December 31, 2001 from 85.2% in the year ended December 31, 2000. The operating ratio for U.S. industrial switching operations improved to 96.0% in the year ended December 31, 2001 from 97.7% in the year ended December 31, 2000. The operating ratio for Australian railroad operations was 89.4% in 2000 (excluding the $4.0 million stock option charge).

     The following two sections provide information on railroad expenses in North America and industrial switching expenses in the United States.

   North American Railroad Operating Expenses

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the years ended December 31, 2001 and 2000:

North American Railroad
Operating Expense Comparison
Years Ended December 31, 2001 and 2000
(dollars in thousands)

	2001		2000

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$55,902	34.7%	$54,212	34.2%
Equipment rents	18,188	11.2%	19,787	12.5%
Purchased services	11,942	7.4%	10,805	6.8%
Depreciation and amortization	12,139	7.5%	11,068	7.0%
Diesel fuel	11,596	7.2%	12,888	8.1%
Casualties and insurance	6,779	4.3%	6,111	3.9%
Materials	10,560	6.5%	10,226	6.5%
Net (gain) loss on sale and impairment of assets	(814)	(0.5%)	41	0.1%
Other expenses	12,687	7.8%	9,677	6.1%

Total operating expenses	$138,979	86.1%	$134,815	85.2%

     Labor and benefits expense increased $1.7 million, or 3.1%, of which $945,000 was attributable to South Buffalo, $252,000 was attributable to the Company’s start-up logistics operation, Speedlink, for which operations ceased in September 2001, and $493,000 was on existing North American railroad operations.

     Purchased services increased a net $1.1 million, or 10.5%, of which $139,000 was attributable to South Buffalo and $1.3 million was attributable to Speedlink, offset by a $334,000 decrease on existing North American railroad operations.

     Depreciation and amortization expense increased $1.1 million, or 9.7%, of which $150,000 was attributable to South Buffalo and $921,000 was on existing North American railroad operations. Pursuant to adopting SFAS No. 142 on January 1, 2002, goodwill will no longer be amortized (see Note 21 to Consolidated Financial Statements).

     Diesel fuel expense decreased a net $1.3 million, or 10.0%, of which $1.4 million was a decrease on existing North American railroad operations resulting primarily from decreased fuel prices in 2001, offset by $52,000 of expense attributable to South Buffalo.

     Net gain on sale and impairment of assets increased $855,000 due primarily to gains from asset sales on the Company’s New York-Pennsylvania railroad operations (see Note 2 to Consolidated Financial Statements).

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

   Other Income, Net

     Other income, net, in the year ended December 31, 2001, was $578,000 compared to $3.0 million in the year ended December 31, 2000, a decrease of $2.4 million, or 80.9%. Other income, net, in the year ended December 31, 2001 consists primarily of interest income of $1.1 million, offset by currency losses of $508,000 on Australian dollar denominated receivables. Other income, net, in the year ended December 31, 2000, consisted primarily of interest income of $2.3 million. The decrease in interest income in the year ended December 31, 2001, is primarily due to a partial year of earnings compared to a full year of earnings in the year ended December 31, 2000 on a special deposit at the Company’s Mexican subsidiary.

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

     Basic and Diluted Earnings Per Share in the year ended December 31, 2001, were $1.72 and $1.48, respectively, on weighted average shares of 10.5 million and 12.9 million, respectively, compared to $1.42 and $1.38, respectively, on weighted average shares of 9.8 million and 10.1 million in the year ended December 31, 2000. The earnings per share and weighted average shares outstanding for the years ended December 31, 2001 and 2000 are adjusted for the impact of the March 14, 2002 and June 15, 2001 stock splits (see Note 2 to Consolidated Financial Statements). The increase in weighted average shares outstanding for Basic Earnings Per Share of 731,000 is primarily attributable to the exercise of employee stock options in 2001, and the impact of the December 21, 2001, offering of common stock (see Note 11 to Consolidated Financial Statements). The increase in weighted average shares outstanding for Diluted Earnings Per Share of 2.8 million is primarily attributable to the above impact and the dilutive impact of the common stock equivalents associated with the Mandatorily Redeemable Convertible Preferred Stock issued in December 2001 and December 2000, (26,802 and 1,956,522 weighted average shares, respectively).

   Liquidity and Capital Resources

     During 2002, 2001 and 2000, the Company generated $27.6 million, $28.6 million and $23.5 million, respectively, of cash from operations. The decrease from 2001 to 2002 was primarily due to the net increase in non-cash working capital during 2002 compared to the net decrease in non-cash working capital during 2001, offset by higher cash earnings in 2002. The 2001 increase over 2000 was primarily due to the net decrease in non-cash working capital during 2001 compared to the increase in non-cash working capital in 2000, offset by lower cash earnings in 2001.

     Cash flows from investing activities included capital expenditures of $22.3 million (inclusive of $2.0 million for the locomotive upgrade project), $16.6 million and $29.3 million in 2002, 2001 and 2000, respectively. Of these expenditures, $7.9 million, $4.5 million and $14.8 million were for equipment and rolling stock in 2002, 2001 and 2000, respectively. The remaining capital expenditure amounts each year were for track improvements and are net of funds received under governmental grants of $9.0 million, $3.9 million and $8.9 million in 2002, 2001 and 2000, respectively. Year 2002 cash flows from investing activities included $55.7 million for the acquisition of Utah Railway Company, $29.4 million for the acquisition of Emons Transportation Group, Inc., and $263,000 in cash received from unconsolidated affiliates. Year 2001 cash flows from investing activities included $33.1 million for the acquisition of South Buffalo Railway Company, $246,000 of investments in unconsolidated affiliates, and $4.3 million in cash received from unconsolidated affiliates. Year 2000 cash flows from investing activities included $29.4 million of investments in unconsolidated affiliates and $2.6 million of proceeds from the issuance of minority shares in consolidated affiliates.

     Cash flows from financing activities included a net increase in outstanding debt of $61.6 million in 2002, a net decrease in outstanding debt of $43.0 million in 2001 and a net increase in outstanding debt of $6.4 million in 2000. Common stock activity resulted in net cash inflows of $3.1 million, $71.6 million and $2.2 million, in 2002, 2001 and 2000, respectively. Year 2001 and 2000 cash flows from financing activities also included $4.8 million and $18.8 million, respectively, of net proceeds from the Company’s respective December 2001 and December 2000 issuances of Mandatorily Redeemable Convertible Preferred Stock, and 2002 and 2001 included $1.0 million and $855,000, respectively, of dividends paid on the Preferred.

     On October 31, 2002, the Company amended and restated its senior secured credit facilities thereby increasing the facilities to $250.0 million. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. The new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million of unused borrowing capacity are available for general corporate purposes including acquisitions. In conjunction with refinancing, the Company recorded a non-cash after tax extraordinary charge of $375,000 related to the write off of unamortized deferred financing costs of the retired debt.

     The Canadian term loan is due in quarterly installments beginning March 31, 2003, and matures, along with the revolving credit facilities, on September 30, 2007. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 1.75 to 2.5 percentage points depending upon the ratio of the Company’s funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization and Operating Leases (EBITDAR), as defined in the credit agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee on all unused portions of the revolving credit facility which varies between 0.375% and 0.500% per annum depending on the Company’s funded debt to EBITDAR ratio. The credit agreement requires mandatory prepayments from the issuance of new equity or debt and from the proceeds of asset sales that are not reinvested in capital assets in certain periods of time, as defined in the agreement. The credit facilities are secured by essentially all the Company’s assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, interest coverage, minimum net worth, and maximum capital expenditures, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2002.

     During 2001, the Company completed two amendments to its primary credit agreement (neither of which affected the terms of the debt) to facilitate the

Company’s acquisition of South Buffalo, the issuance of Class A Common Stock, and the acquisition of Emons. During 2000, the Company completed four amendments to its primary credit agreement to facilitate the Company’s corporate restructuring and refinancing of its Mexico operations, the issuance of Convertible Preferred stock, and the sale of a 50% interest in ASR. As amended, and before the change in terms on October 31, 2002, the Company’s primary credit agreement consisted of a $135.0 million credit facility with $103.0 million in revolving credit facilities and $32.0 million in term loan facilities. The term loan facilities consisted of a U.S. Term Loan facility in the amount of $10.0 million and a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million U.S. dollars.

     On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third note has a nine year term with principal payments of $750,000 due semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The promissory notes are secured by essentially all the assets of Servicios and FCCM, and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the promissory notes (“Physical Completion”), consisting of several obligations related to capital investments, operating performance and management systems and controls, as defined in the loan agreements. After Physical Completion, the Company is obligated to provide up to $7.5 million of funding, if necessary, to Servicios to meet its debt service obligations prior to completing the financial phase of the project (“Financial Completion”), consisting of several financial performance thresholds, as defined in the loan agreements. The Company has not been required to provide funds to its Mexican subsidiaries pursuant to either of these obligations as of December 31, 2002. The promissory notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2002.

     On October 31, 2002, in conjunction with refinancing of its senior secured credit facilities, the Company paid the balance of $6.8 million on its promissory note to CSX Transportation, Inc. Previously, in October 2000, the Company had amended and restated its promissory note after making a $1.0 million discretionary principal payment, by refinancing $7.9 million at 8% with interest due quarterly and principal payments due in annual installments of $1.0 million beginning October 31, 2001 through the maturity date of October 31, 2008. Prior to this amendment and restatement, the promissory note payable provided for annual principal payments of $1.2 million provided a certain subsidiary of the Company met certain levels of revenue and cash flow. In accordance with these prior provisions, the Company was not required to make any principal payments through 1999.

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

     In December 2000, to fund its cash investment in ARG, the Company completed a private placement of Mandatorily Redeemable Convertible Preferred Stock. The Company exercised its option to take down $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. In December 2001, upon final approval by the Surface Transportation Board of the Company’s acquisition of South Buffalo Railway, the Fund exercised the option it had received in December 2000 to purchase an additional $5.0 million in the Company through the private placement of Mandatorily Redeemable Convertible Preferred Stock (See Note 12 to Consolidated Financial Statements).

     On March 30, 2001, the Company completed the sale of certain rolling stock to a financial institution for a net sale price of $6.5 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facilities. Simultaneously, the Company entered into an agreement with this financial institution to lease this rolling stock for a period of eight years including automatic renewals.

     The Company anticipates renewing the above-mentioned lease at all available lease renewal dates. If the Company chooses not to renew this and certain other leases, it would be obligated to return the rolling stock and pay maximum aggregate fees of approximately $8.6 million. Under certain of these leases, in lieu of this payment, the Company has the option to purchase the rolling stock for approximately $16.3 million in aggregate. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

     At December 31, 2002 the Company had long-term debt, including current portion, totaling $125.4 million, which comprised 34.9% of its total capitalization including the Convertible Preferred. At December 31, 2001 the Company had long-term debt, including current portion, totaling $60.6 million, which comprised 22.4% of its total capitalization including the Convertible Preferred.

     The Company’s railroads have entered into a number of rehabilitation or construction grants with state and federal agencies. The grant funds are used as a supplement to the Company’s normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. The Company believes that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track. The Company records any excesses in the fixed funding compared to the actual cost of rehabilitation and construction as gains in the current period. While the Company has benefited from these grant funds in recent years, including 2002 and 2001, there can be no assurance that the funds will continue to be available.

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

     The Company has budgeted approximately $23.1 million in capital expenditures in 2003, primarily for track rehabilitation and $4.1 for the locomotive upgrade project. The $23.1 million in capital expenditures is net of $2.3 million that is expected to be funded by rehabilitation grants from state and federal agencies to several of the Company’s railroads.

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

Supplemental Information — Australian Railroad Group

     ARG’s debt of $328.3 million, used for the acquisition of Westrail Freight and subsequent capital expenditures, consists of a 3-year facility of $133.3 million due December 18, 2003, a 5-year facility of $133.3 million due December 18, 2005, and a 5-year facility of $61.7 million for capital expenditures due December 18, 2005 (“the Capital Facility”). The debt due in 2003 has been classified as a current liability in ARG’s balance sheet. As of December 31, 2002, $53.4 million ($6.3 million as of December 31, 2001) of the amount drawn on the Capital Facility was Restricted Cash, as defined in the Credit Facility. Once restricted, the cash may only be used for capital expenditures as defined under the Credit Facility, up to a maximum of $16.8 million in 2003 and without restriction thereafter. Any restricted cash not used for capital expenditures during the period of December 2003 to December 2005 may be used to retire bank debt. ARG management expects that $16.8 million of its budgeted 2003 capital expenditures of $50.8 million will be funded from currently restricted cash. ARG plans to re-finance all or the current portion of the outstanding debt in 2003.

Contractual Obligations and Commercial Commitments

     The following table represents the Company’s obligations and commitments for future cash payments under debt and lease agreements as of December 31, 2002:

Year	Debt	Leases	Total

2003	$6,116	$9,433	$15,549
2004	6,510	8,518	15,028
2005	6,078	7,516	13,594
2006	6,061	6,921	12,982
2007	93,926	6,256	100,182
Thereafter	6,726	4,921	11,647

Total	$125,417	$43,565	$168,982

Critical Accounting Policies and Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses; actual results may differ from such estimates. The diversity of the Company’s services, customers, geographic operations, sources of supply and markets reduces the risk that any one event would have a severe impact on the

Company’s operating results. Those areas requiring the greatest degree of management judgment or deemed most critical to the Company’s financial reporting are discussed below.

     Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to it in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Goodwill and Intangible Assets Acquired in Business Combinations

     The valuation of intangible assets acquired in business combinations requires management to use judgment and make estimates that are critical to the Company’s financial reports. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002. Under this pronouncement, a two-step goodwill impairment model is used. Step 1 compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and Step 2 measures the goodwill impairment as the excess of recorded goodwill over its implied fair value. The Company tests impairment on an annual basis or when specific triggering events occur.

Recoverability and Realization of Tangible Assets

     The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived tangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances. The Company closely monitors its assets in foreign operations where fluctuating currencies and unsettled economic conditions can create greater uncertainty. The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” effective January 1, 2002.

Financial Risk Management

     The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Derailment and Property Damages, Personal Injuries and Third Party Claims

     The Company maintains insurance, with varying deductibles up to $500,000 per incident for liability and up to $250,000 per incident for property damage, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Accruals for Federal Employers Liability Act claims by the Company’s railroad employees and Third Party personal injury or other claims, limited when appropriate to the applicable deductible, are estimated and recorded when such claims are incurred.

Pensions and Other Post-Retirement Benefits

     The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries, one of which was implemented in conjunction with the acquisition of South Buffalo. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act. The plan assets are managed by Registered Investment Companies that invest in Balanced Asset Funds, none of which are invested in the Company’s stock. On January 31, 2002, the Company froze the defined benefit plan for non-union employees. Effective that date, new employees will not be eligible to participate in this plan, and future earnings for current participants will not be eligible in the computation of benefits for those participants.

     The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries and certain nonunion employees who have reached the age of 55 with 30 or more years of service. As of December 31, 2002, there were 104 current or retired employees eligible for these health care and life insurance benefits. Thirty-five of the employees currently participate and the remaining sixty-nine employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plans on a pay-as-you-go basis.

Income Taxes

     The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to utilize those earnings in the operations of the foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2002 is $32.5 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes payable if a distribution of earnings were to occur.

     Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. In the Company’s balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

     The Company’s alternative minimum tax credit can be carried forward indefinitely; however, the Company must achieve future U.S. taxable income in order to realize this credit. The Company had net operating loss carry-forwards from its Mexican operations as of December 31, 2002 and 2001 of $21.2 million and $18.1 million, respectively. The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of the purchase price paid for the FCCM operations. These loss carry-forwards will expire, if unused, between 2009 and 2012. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2002 and 2001 of $1.1 million and $1.1 million, respectively. The Canadian losses primarily represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire between 2004 and 2006.

     In 1999, the Australian government enacted a law allowing the Company to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets it acquired from the government in November 1997. At the time, management estimated the Company would be unable to fully realize all of the potential income tax benefits and recorded a partial valuation allowance against the deferred tax assets. The net income tax benefit recorded in 1999 as a result of this tax law change was $4.2 million. During 2000, management revised its assessment of the likelihood this tax benefit would be realized. The 2000 reassessment resulted in a decrease in the valuation allowance of $1.0 million. Pursuant to the deconsolidation of ASR, the deferred tax assets and related valuation allowance are no longer included in the consolidated results of the Company.

     As of December 31, 2002 and 2001, the income tax benefit of the Canadian net operating losses has been offset by a valuation allowance. Management does not anticipate sufficient taxable income, in amount or character, to utilize the losses prior to expiration. A portion of the valuation allowance was established in the acquisition of GRO, and accordingly, if reversed will result in a decrease to goodwill. Management does not believe a valuation allowance is required for any other deferred tax assets based on anticipated future profit levels and the reversal of current deferred tax obligations.

Depreciation

     Due to the capital-intensive nature of the railroad industry, depreciation expense is a significant component of the Company’s operating expense. The Company recorded depreciation and amortization expense of $13.6 million, $12.8 million and $14.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had property and equipment, net balances of $264.7 million and $199.1 million which include $72.5 million and $59.1 million, respectively, of accumulated depreciation.

     Property and equipment are carried at historical cost. Acquired railroad property is recorded at the allocated cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Depreciation is provided on the straight-line method over the useful lives of the road property (20-50 years) and equipment (3-20 years).

     Management believes that full consideration has been given to all relevant circumstances that the Company may be currently subject to, and the financial statements accurately reflect management’s best estimate of the results of operations, financial condition and cash flows of the Company for the years presented.

Risk Factors of Foreign Operations

     The Company’s operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in the Company’s forward-looking statements. These risks include the fact that the Company’s 50/50 joint venture in Australia, ARG, and some of the Company’s significant subsidiaries transact business in foreign countries, namely in Australia, Canada, Mexico and Bolivia. In addition, the Company may consider acquisitions in other foreign countries in the future. The risks of doing business in foreign countries may include:

•	changes or greater volatility in the economies of those countries,

•	effects of currency exchange controls,

•	changes to the regulatory environment of those countries,

•	changes to the tax laws and regulations of those countries,

•	restrictions on the withdrawal of foreign investment and earnings,

•	the nationalization of the businesses that the Company operates,

•	the actual or perceived failure by the Company to fulfill commitments under concession agreements,

•	the potential instability of foreign governments, including from domestic insurgency, and

•	the challenge of managing a culturally and geographically diverse operation.

     The Company’s operations in foreign countries are also subject to economic uncertainties, including among others, risk of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

     ARG derives a significant portion of its rail freight revenues from shipments of grain. For example, for the years ended December 31, 2002 and 2001, grain shipments in South Australia and Western Australia generated approximately 26.0 % and 27.4%, respectively, of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material effect on the Company’s income from ARG and financial condition. For example, drought conditions during the 2002 growing season are expected to result in a significant reduction in ARG’s grain shipments in 2003.

     Australia’s open access regime could lead to additional competition for ARG’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third party rail operators to gain access to ARG’s railway infrastructure upon payment of a regulated fee. A similar framework governs ARG’s access to track owned by others. ARG currently operates on the Commonwealth-owned interstate network from Sydney, New South Wales and Melbourne, Victoria to Kalgoorlie, Western Australia and on State-owned track in New South Wales. Access charges continue to evolve because privatization of railways in Australia is recent. If fees paid by ARG to others are increased, ARG’s operating margins could be negatively affected. Conversely, if a regulator reduces access fees charged to others by ARG, then ARG’s income could be negatively affected. Furthermore, ARG has agreements with some customers which would obligate ARG to make refunds should access fees charged by ARG be reduced. When ARG operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where ARG operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network may not be maintained adequately. Either risk could affect ARG’s results of operations and financial condition.

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

Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

FASB 141 — “Business Combinations”

Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 was issued in June 2001 and is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001.

FASB 142-“Goodwill and Other Intangible Assets”

Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. In accordance with this statement, the Company adopted SFAS 142 as of January 1, 2002 for the Service Assurance Agreement, existing goodwill and intangible assets. The Company completed the appropriate impairment tests on goodwill and intangible assets upon adoption of SFAS No. 142 and did not record any impairment charges.

FASB 143-“Accounting for Asset Retirement Obligations”

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. SFAS No. 143 was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002 (with earlier application encouraged). In accordance with this statement, the Company adopted SFAS 143 as of January 1, 2003.

FASB 144-“Accounting for the Impairment or Disposal of Long-Lived Assets”

Under SFAS No. 144, the financial accounting and reporting for the impairment and disposal of long-lived assets is addressed. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years (with earlier application encouraged). In accordance with this Statement, the Company adopted SFAS No. 144 on January 1, 2002 and did not record any impairment charges upon adoption.

FASB 145-“Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Under SFAS No. 145, FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements are rescinded. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was issued in April 2002 and the provisions of this Statement related to the rescission of Statement 4 shall be effective for the fiscal years beginning after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002 with early adoption permitted. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements. The most significant change will impact the reporting of losses associated with the write-off of deferred financing costs which are currently reported as extraordinary. The Company has elected not to adopt this pronouncement early.

FASB 146 — “Accounting for Costs Associated with Exit or Disposal Activities”

Under SFAS No. 146, costs associated with exit or disposal activities are required to be recorded at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. Liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. SFAS No. 146 was issued in June 2002 and is effective for fiscal years beginning January 1, 2003 (with earlier application encouraged). The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

FASB 148 — “Accounting for Stock-Based Compensation”

Under SFAS No. 148, SFAS No. 123 was amended and it has implications for all entities that issue stock based compensation to their employees. This standard provides transition guidance for companies that adopt the fair value expense provisions of SFAS No. 123 for stock-based compensation. Even those companies that choose not to adopt the provisions of FAS 123 will be affected by this standard. SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The standard modifies the current disclosure requirements under SFAS No. 123 to provide prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. It also requires interim disclosures of the pro forma impact if SFAS No. 123 were adopted for companies that continue to apply APB 25 for stock-based compensation. SFAS No. 148 was issued in December 2002 and is effective for fiscal years beginning after December 15, 2002 (with earlier application encouraged). In accordance with this Statement, the Company adopted SFAS No. 148 on December 31, 2002. This statement will have no impact on the Company’s financial statements.

FIN 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”

This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor ´s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34 Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.

This Interpretation does not apply to certain guarantee contracts: guarantees issued by insurance and reinsurance companies and accounted for under accounting principles for those companies, residual value guarantees provided by lessees in capital leases, contingent rents, vendor rebates, and guarantees whose existence prevents the guarantor from recognizing a sale or the earnings from a sale. Furthermore, the provisions related to recognizing a liability at inception for the fair value of the guarantor ´s obligation do not apply to the following:

a.	Product warranties

b.	Guarantees that are accounted for as derivatives

c.	Guarantees that represent contingent consideration in a business combination

d.	Guarantees for which the guarantor ´s obligations would be reported as an equity item (rather than a liability)

e.	An original lessee ´s guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring

f.	Guarantees issued between either parents and their subsidiaries or corporations under common control

g.	A parent ´s guarantee of a subsidiary ´s debt to a third party, and a subsidiary ´s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

However, the guarantees described in (a)-(g) above are subject to the disclosure requirements of this Interpretation.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor ´s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981-the effective date of Interpretation 34.

FIN 46 — “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”

This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

b.	The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

c.	The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

The following are exceptions to the scope of this Interpretation:

1.	Not-for-profit organizations are not subject to this Interpretation unless they are used by business enterprises in an attempt to circumvent the provisions of this Interpretation.

2.	Employee benefit plans subject to specific accounting requirements in existing FASB Statements are not subject to this Interpretation.

3.	Registered investment companies are not required to consolidate a variable interest entity unless the variable interest entity is a registered investment company.

4.	Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, do not consolidate those entities.

5.	No other enterprise consolidates a qualifying special-purpose entity or a “grandfathered” qualifying special-purpose entity unless the enterprise has the unilateral ability to cause the entity to liquidate or to change the entity in such a way that it no longer meets the requirements to be a qualifying special-purpose entity or “grandfathered” qualifying special-purpose entity.

6.	Separate accounts of life insurance enterprises as described in AICPA Auditing and Accounting Guide, Life and Health Insurance Entities, are not subject to this Interpretation.

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.

This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Forward-Looking Statements

     This discussion and analysis contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted above under the caption “Risk Factors of Foreign Operations”, risks related to adverse weather conditions, changes in environmental and other laws and regulations to which the Company is subject, difficulties associated with the integration of acquired railroads, derailments, unpredictability of fuel costs and general economic and business conditions, as well as those noted in documents that the Company files from time to time with the Securities and Exchange Commission, such as Forms 10-K and 10-Q which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained in this discussion and analysis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does it use instruments where there are not underlying exposures. The Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest.

Interest Rate Sensitivity

     The tables below provide information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal payment cash flows and related weighted average interest rates by expected maturity dates, excluding the effects of fixed-rate interest rate swaps. The variable interest rates presented below are based on implied forward rates in the LIBOR yield curve at March 10, 2003 and include margins of approximately 2.3 percentage points in 2003 and 2.2 percentage points thereafter. The margins represent the weighted average of 2.0 percentage points for borrowings under the Company’s primary credit facilities and 3.5 percentage points for borrowings under promissory notes provided by the IFC and other banks. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. There are no margin requirements for the interest rate swaps. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency. As of

December 31, 2002, the Company’s overall effective interest rate, including the effect of interest rate swaps, was 5.2%.

Average Effective Interest Rate, including the effect of Interest Rate Swaps

Year	2003	2004	2005	2006	2007

Average Rate	5.2%	5.4%	5.8%	6.1%	6.4%

Expected Maturity Date

						There		Fair
Year	2003	2004	2005	2006	2007	after	Total	Value

Liabilities (dollars in thousands)
Principal Payments on Long-term Debt:
Fixed Rate Debt	$437	$835	$403	$386	$130	$894	$3,085	$3,085
Average fixed interest rate	4.2%	3.5%	3.7%	4.0%	4.1%
Variable Rate Debt	$5,679	$5,675	$5,675	$5,675	$93,796	$5,831	$122,331	$122,331
Average variable interest rate (1)	3.9%	4.5%	5.5%	6.1%	6.8%

(1)	Variable rates include margins of approximately 2.3 percentage points in 2003 and 2.2 percentage points in 2004 — 2007.

Interest Rate						There	Fair
Derivatives	2003	2004	2005	2006	2007	after	Value

(dollars in thousands)
Interest Rate Swaps:
Variable to Fixed	$58,458	$54,125	$49,791	$42,135	$22,500	$0	($2,347)
Average pay rate (1)	4.4%	4.3%	4.2%	4.1%	4.1%
Average receive rate	1.7%	2.4%	3.4%	4.1%	4.8%

(1)	Average pay rates exclude margins of approximately 2.3 percentage points in 2003 and 2.2 percentage points in 2004 — 2007.

Exchange Rate Sensitivity

     The table below summarizes information on instruments that are sensitive to foreign currency exchange rates, including the Company’s debt facilities for its Mexican operations and the Company’s foreign currency financial instruments. For these debt obligations, the table presents, in U.S. dollar equivalents, principal and interest cash flows and related weighted average interest rates, excluding the effect of interest rate swaps, by expected maturity dates. For foreign currency options, the table presents the notional amounts and weighted average exchange rates by expected maturity dates.

Expected Maturity Date

						There		Fair
	2003	2004	2005	2006	2007	after	Total	Value

(In thousands) Functional Currency:
Liabilities
Long-Term Debt:
Variable rate debt principal	$4,332	$4,332	$4,332	$4,332	$4,332	$5,840	$27,500	$27,500
Variable rate debt interest	1,190	1,115	1,080	900	630

Total variable rate payments	$5,522	$5,447	$5,412	$5,232	$4,962

Average interest rate(1)	4.7%	5.3%	6.5%	7.3%	7.9%

(1)	Including the margin of 3.5 percentage points and the effect of interest rate swaps in place, the average interest rate would be approximately 9.0% in all periods.

Expected Maturity or Transaction Date

Related Derivatives (In thousands)
	March 17, 2003	September 15, 2003	Total	Fair Value

Foreign Currency Options:
(Receive US$/Pay pesos):
Notional amount	$3,100	$3,300	$6,400	$127
Average exchange rate	10.55	11.97	—

The remainder of this page is intentionally left blank.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary financial data required by this item are listed at Part IV, Item 15 and are filed herewith immediately following the signature page hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Previously reported in Form 8-K filed with the Securities and Exchange Commission on April 11, 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 29, 2003 under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 29, 2003 under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining available
for future issuance
under equity
	Number of		compensation plans
	securities to be		(excluding
	used upon exercise	Weighted-average	securities
	of outstanding	exercise price of	reflected in
Plan Category	options	outstanding options	Column (a))

	(a)	(b)	(c)
Equity Compensation plans approved by security holders	1,260,164	$11.63	668,284
Equity Compensation plans not approved by security holders	—	—	—

Total	1,260,164	$11.63	668,284

     The remaining information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 29, 2003 under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 29, 2003 under “Related Transactions”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES.

     Within 90 days prior to the filing date of this report, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a - 14(c) and 15(d) — 14(c)). Based on that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)	DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years ended December 31, 2002 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

(B)	REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the last quarter of the period covered by this report:

Report dated October 11, 2002 reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Information and Exhibits

(C)	EXHIBITS — SEE INDEX TO EXHIBITS

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	GENESEE & WYOMING INC.

March 31, 2003	By: /s/ Mortimer B. Fuller, III Mortimer B. Fuller, III Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Date	Title	Signature

March 31, 2003	Chief Executive Officer and Director	/s/ Mortimer B. Fuller, III Mortimer B. Fuller, III

March 31, 2003	Chief Financial Officer	/s/ John C. Hellmann John C. Hellmann

March 31, 2003	Senior Vice President and Chief Accounting Officer	/s/ Alan R. Harris Alan R. Harris

March 31, 2003	Director	/s/ C. Sean Day C. Sean Day

March 31, 2003	Director	/s/ James M. Fuller James M. Fuller

March 31, 2003	Director	/s/ Louis S. Fuller Louis S. Fuller

March 31, 2003	Director	/s/ T. Michael Long T. Michael Long

March 31, 2003	Director	/s/ Robert M. Melzer Robert M. Melzer

March 31, 2003	Director	/s/ John M. Randolph John M. Randolph

Date	Title	Signature

March 31, 2003	Director	/s/ Philip J. Ringo Philip J. Ringo

March 31, 2003	Director	/s/ M. Douglas Young M. Douglas Young

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mortimer B. Fuller, III, certify that:

1.     I have reviewed this annual report on Form 10-K of Genesee & Wyoming Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/Mortimer B. Fuller, III Mortimer B. Fuller, III Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John C. Hellmann, certify that:

1.     I have reviewed this annual report on Form 10-K of Genesee & Wyoming Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003	/s/John C. Hellmann John C. Hellmann Chief Financial Officer

INDEX TO EXHIBITS

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)		(i) Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

(ii) By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including indentures

	4.1	Restated Certificate of Incorporation (Exhibit 3.1)14

	4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)14

	4.3	Certification of Correction to the Restated Certificate of Incorporation (Exhibit 3.1)22

	4.4	Certification of Amendment to the Restated Certificate of Incorporation (Exhibit 3.1)22

	4.5	By-laws (Exhibit 3.3)1

	4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

	4.7	Form of Class B Stockholders’ Agreement dated as of May 20,1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

	4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

	4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)14

	4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)14

	4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)14

	4.12	Form of Senior Debt Indenture (Exhibit j)19

	4.13	Form of Subordinated Debt Indenture (Exhibit k)19

(9)		Voting Trust Agreement

Not applicable.

(10)		Material Contracts

The Exhibits referenced under (4.7) through (4.13) hereof are incorporated herein by reference.

	10.1	Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. (Exhibit 4.6)1

	10.2	First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh, Inc. and CSX Transportation, Inc. (Exhibit 4.1)7

	10.3	Form of Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)2

	10.4	Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)2

	10.5	Form of compensation agreement between the Registrant and each of its executive officers (Exhibit 10.3)1

	10.6	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.4)2

	10.7	Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union (Exhibit 10.65)1

	10.8	Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)4

	10.9	Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)5

	10.10	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty Ltd., the Lessee, dated 7 November 1997 (Exhibit 10.2)5

	10.11	Amendment No. 2. to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)6

	10.12	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan (Exhibit 10.2)6

	10.13	Promissory Note dated May 20, 1998 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)7

	10.14	Assignment Letter between Charles W. Chabot and the Registrant, effective November 1, 1998 (Exhibit 10.2)7

	10.15	Amendment No. 1 to Promissory Note dated May 28, 1999 of Mortimer B. Fuller, III in favor of the Registrant (Exhibit 10.1)8

10.16	Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico (Exhibit 10.1)9

10.17	Genesee & Wyoming Deferred Stock Plan for Non-Employee Directors (10)

10.18	Amendment No. 3 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)11

10.19	Amendment No. 4 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)12

10.20	Amendment No. 5 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.2)12

10.21	Amendment No 2. to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.3)12

10.22	Amendment No. 6 to the Genesee & Wyoming Inc. 1996 Stock Option Plan (Exhibit 10.1)13

10.23	Genesee & Wyoming Australia Pty Ltd. Executive Share Option Plan (Exhibit 10.2)13

10.24	Agreement for Sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WestNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty. Ltd. (Exhibit 2.1)15

10.25	Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd. (Exhibit 99.1)15

10.26	Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.2)15

10.27	Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.3)15

10.28	Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd. (Exhibit 99.4)15

10.29	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)(Exhibit 10.1)16

10.30	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingsladen N.V. dated December 5, 2000. (Copies of omitted Annexes and Schedules will be provided upon written request.)(Exhibit 10.2)16

10.31	Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000.(Exhibit 10.3)16

10.32	Amendment No. 3 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)17

10.33	Amendment No. 4 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.2)17

10.34	Stock Purchase and Sale Agreement dated September 28, 2001 by and between Bethlehem Steel Corporation and Genesee & Wyoming Inc. (Exhibit 2.1)18

10.35	The Memorandum of Common Provisions between ARG Financing as Borrower, Australia and New Zealand Banking Group Limited (in its capacity as agent, Agent), ANZ Capel Court Limited (Security Trustee), AWR Lease Co. & Pty Ltd, the Sponsors listed in part A of schedule 1 thereto, the Subordinated Lenders listed in part B of schedule 1 thereto, the Hedge Counterparties listed in part E of schedule 1 thereto and the Senior Working Capital Facility Provider listed in part F of schedule 1 thereto. (Exhibit 10.1)20

10.36	Agreement and Plan of Merger dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. (Exhibit 2.1)21

10.37	Underwriting Agreement dated as of December 17, 2001 by and among the Registrant, the selling stockholders named therein and Credit Suisse First Boston Corporation, ABN AMRO Rothchild LLC, Bear, Stearns & Co. Inc., Morgan Keegan & Company, Inc. and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. as representatives of the underwriters (Exhibit 1.1.)22

10.38	Amendment No. 6 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors (Exhibit 10.1)23

10.39	Genesee & Wyoming Inc. Amended and Restated 1996 Stock Option Plan (Exhibit 10.1)24

10.40	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002 (Exhibit 2.1)25

10.41	Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 31, 2002 among Genesee & Wyoming Inc., as US Borrower, Quebec Gatineau Railway, Inc., as Canadian

Borrower, The Guarantors, The Lending Institutions listed therein, as Lenders, Fleet National Bank, as Administrative Agent with Fleet Securities, Inc., as Arranger and JPMorgan Chase Bank, LaSalle Bank National Association, Sovereign Bank, the Bank of Nova Scotia, Wachovia Bank, National Association, as Syndication Agents (Exhibit 10.2)26

*(11.1)	Statement re computation of per share earnings

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

*(21.1)	Subsidiaries of the Registrant

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(23.2)	Consent of Ernst & Young

(24)	Power of attorney

Not applicable.

(99)	Additional Exhibits

*(99.1)	Chief Executive Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*(99.2)	Chief Financial Officer Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Exhibit filed with this Report.

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

4 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997. (SEC File No. 0-20847) The exhibit number contained in parenthesis refers to the exhibit number in such Report.

5 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847) The exhibit number contained in parenthesis refers to the exhibit number in such Report.

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

23 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

24 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

25 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 8-K dated August 28, 2002. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

26 Exhibit previously filed as part of, and incorporated herein by reference to, the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002. The exhibit number contained in parenthesis refers to the exhibit number in such Report.

INDEX TO FINANCIAL STATEMENTS

Page

Genesee & Wyoming Inc. and Subsidiaries:

Report of Independent Accountants	F-2-4

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-5

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	F-6

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000	F-7-8

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-9

Notes to Consolidated Financial Statements	F-10

Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of Independent Auditors	F-43

Consolidated Balance Sheets as of December 31, 2002 and 2001	F-44

Consolidated Statements of Income for the Years ended December 31, 2002 and 2001	F-45

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2002 and 2001	F-46-47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001	F-48

Notes to Consolidated Financial Statements	F-49

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Genesee & Wyoming Inc.:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, common stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Australian Railroad Group Pty. Ltd. (ARG), an equity method investment which is reflected in the accompanying financial statements, which reflects 13.7% of the Company’s total assets as of December 31, 2002 and the equity in its net income represents 33.1% of the Company’s net income for the year ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Notes 6 and 18, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 11, 2002.

As disclosed in Note 6, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. As discussed in Note 18, these financial statements have also been revised to reflect a change in the composition of the Company’s reportable segments. We audited the transitional disclosures described in Note 6. We also audited the adjustments to the segment information described in Note 18 that were applied to revise the 2001 and 2000 financial statements. In our opinion, the transitional disclosures for 2001 and 2000 in Note 6 are appropriate and the adjustments to the 2001 and 2000 segment information described in Note 18 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial

2

statements of the Company other than with respect to such transitional disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

New York, New York
February 7, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed in Note 6, the Company has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142. Additionally as discussed in Note 18, the Company changed the manner in which its presents its segment information. The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. These adjustments to the 2001 and 2000 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
the Shareholders of
Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000*, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three* years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Australian Railroad Group Pty. Ltd. (ARG), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in ARG represents 14.8 percent and 16.1 percent of the Company’s total assets as of December 31, 2001 and 2000, respectively, and the equity in its net income represents 44.3 percent of the Company’s net income for the year ended December 31, 2001. Additionally, the summarized financial data for ARG contained in Note 7 is based on the financial statements of ARG, which were audited by other auditors. Their report has been furnished to us, and our opinion, insofar as it relates to amounts included in the Company’s financial statements for ARG, including the data in Note 7, is based on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and Subsidiaries as of December 31, 2001 and 2000*, and the results of their operations and their cash flows for each of the three* years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 11, 2002

*     Pursuant to SEC rules and regulations, the Company’s consolidated balance sheet as of December 31, 2000 and the Company’s statements of income, stockholders’ equity and comprehensive income and cash flows for the year ended December 31, 1999 are not required to be included herein.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,028	$28,732
Accounts receivable, net	54,527	41,025
Materials and supplies	5,468	4,931
Prepaid expenses and other	7,447	6,514
Deferred income tax assets, net	2,484	2,150

Total current assets	80,954	83,352

PROPERTY AND EQUIPMENT, net	264,728	199,102
INVESTMENT IN UNCONSOLIDATED AFFILIATES	81,287	69,402
GOODWILL	24,174	24,144
INTANGIBLE ASSETS, net	59,269	21,491
OTHER ASSETS, net	4,447	5,028

Total assets	$514,859	$402,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,116	$4,441
Accounts payable	49,482	45,206
Accrued expenses	12,314	12,077

Total current liabilities	67,912	61,724

LONG-TERM DEBT, less current portion	119,301	56,150
DEFERRED INCOME TAX LIABILITIES, net	31,686	24,620
DEFERRED ITEMS—grants from governmental agencies	42,509	35,362
DEFERRED GAIN—sale/leaseback	4,448	4,607
OTHER LONG-TERM LIABILITIES	12,280	7,731
MINORITY INTEREST	3,122	2,854
MANDATORILY REDEEMABLE PREFERRED STOCK (Convertible at $10.22 per share	23,980	23,808
of Class A Common Stock on or before December 2008)
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,425,624 and 15,074,462 shares issued and 13,087,108 and 12,737,601 shares outstanding (net of 2,338,516 and 2,336,861 shares in treasury) on December 31, 2002 and 2001, respectively	154	151
Class B Common Stock, $0.01 par value, ten votes per share; 5,000,000 shares authorized; 1,805,292 shares issued and outstanding on December 31, 2002 and 2001	18	18
Additional paid-in capital	127,741	123,597
Retained earnings	103,465	79,030
Accumulated other comprehensive loss	(9,493)	(4,905)
Less treasury stock, at cost	(12,264)	(12,228)

Total stockholders’ equity	209,621	185,663

Total liabilities and stockholders’ equity	$514,859	$402,519

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000

OPERATING REVENUES	$209,540	$173,576	$206,530

OPERATING EXPENSES:
Transportation	65,553	56,573	69,132
Maintenance of ways and structures	22,950	19,271	22,225
Maintenance of equipment	36,295	31,231	40,378
General and administrative	42,306	31,605	33,047
Net (gain) loss on sale and impairment of assets	(3,140)	(814)	41
Depreciation and amortization	13,569	12,756	13,980
Charge for buyout of Australian stock options	—	—	4,015

Total operating expenses	177,533	150,622	182,818

INCOME FROM OPERATIONS	32,007	22,954	23,712
Interest expense	(7,542)	(10,049)	(11,233)
Gain on sale of 50% equity in Australian operations	—	2,985	10,062
Valuation adjustment of U.S. dollar denominated foreign loans	33	(81)	(1,472)
Other income, net	693	578	3,021

INCOME BEFORE INCOME TAXES, EQUITY EARNINGS AND EXTRAORDINARY ITEM	25,191	16,387	24,090
Provision for income taxes	8,983	6,166	10,569
Equity in Net Income of International Affiliates:
Australia	8,487	8,451	261
South America	1,287	412	150

INCOME BEFORE EXTRAORDINARY ITEM	25,982	19,084	13,932
Extraordinary item from early extinguishment of debt, net of related income tax benefit of $222	(375)	—	—

NET INCOME	25,607	19,084	13,932
Preferred stock dividends and cost accretion	1,172	957	52
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$24,435	$18,127	$13,880

BASIC EARNINGS PER SHARE:
Net income available to common stockholders before extraordinary item	$1.69	$1.72	$1.42
Extraordinary item	(0.03)	—	—

Earnings per common share	$1.66	$1.72	$1.42

Weighted average shares	14,704	10,509	9,779

DILUTED EARNINGS PER SHARE:
Net income before extraordinary item	$1.48	$1.48	$1.38
Extraordinary item	(0.02)	—	—

Earnings per common share	$1.46	$1.48	$1.38

Weighted average shares and equivalents	17,585	12,917	10,094

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity

BALANCE, December 31, 1999	$102	$19	$47,004	$47,023	$(1,316)	$(11,003)	$81,829
Comprehensive income, net of tax:
Net income	—	—	—	13,932	—	—	13,932
Currency translation adjustments	—	—	—	—	(3,567)	—	(3,567)

Comprehensive income							10,365
Proceeds from employee stock purchases	2	—	2,217	—	—	—	2,219
Impact of sale of putable equity in Mexican operations	—	—	(75)	—	—	—	(75)
Tax benefit from exercise of stock options	—	—	496	—	—	—	496
Accretion of fees on Mandatorily Redeemable Convertible Preferred Stock	—	—	—	(8)	—	—	(8)
4% dividend paid on Mandatorily Redeemable Convertible Preferred Stock	—	—	—	(44)	—	—	(44)
Treasury stock acquisitions, 3,794 shares	—	—	—	—	—	(50)	(50)

BALANCE, December 31, 2000	104	19	49,642	60,903	(4,883)	(11,053)	94,732
Comprehensive income, net of tax:
Net income	—	—	—	19,084	—	—	19,084
Currency translation adjustments	—	—	—	—	708	—	708
Fair market value adjustments of cash flow hedges	—	—	—	—	(730)	—	(730)

Comprehensive income							19,062
Proceeds from Class A Common Stock Offering, net of fees	38	—	66,495	—	—	—	66,533
Proceeds from employee stock purchases	8	—	6,254	—	—	—	6,262
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,206	—	—	—	1,206
Accretion of fees on Mandatorily Redeemable Convertible Preferred Stock	—	—	—	(146)	—	—	(146)
4% dividend paid on Mandatorily Redeemable Convertible Preferred Stock	—	—	—	(811)	—	—	(811)
Treasury stock acquisitions, 83,067 shares	—	—	—	—	—	(1,175)	(1,175)

BALANCE, December 31, 2001	$151	$18	$123,597	$79,030	$(4,905)	$(12,228)	$185,663

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (continued)
(dollars in thousands)

					Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity

BALANCE, December 31, 2001	$151	$18	$123,597	$79,030	$(4,905)	$(12,228)	$185,663
Comprehensive income, net of tax:
Net income	—	—	—	25,607	—	—	25,607
Currency translation adjustments	—	—	—	—	2,514	—	2,514
Fair market value adjustments of cash flow hedges	—	—	—	—	(6,550)	—	(6,550)
Pension liability adjustment					(552)		(552)

Comprehensive income							21,019
Proceeds from employee stock purchases	3	—	3,086	—	—	—	3,089
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	1,058
Accretion of fees on Mandatorily Redeemable Convertible Preferred Stock	—	—	—	(172)	—	—	(172)
4% dividend paid on Mandatorily Redeemable Convertible Preferred Stock	—	—	—	(1,000)	—	—	(1,000)
Treasury stock acquisitions, 1,656 shares	—	—	—	—	—	(36)	(36)

BALANCE, December 31, 2002	$154	$18	$127,741	$103,465	$(9,493)	$(12,264)	$209,621

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,607	$19,084	$13,932
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	13,569	12,756	13,980
Deferred income taxes	6,430	4,164	9,571
Net (gain) loss on sale and impairment of assets	(3,140)	(814)	41
Extraordinary item from early extinguishment of debt	597	—	—
Gain on sale of 50% equity in Australian operations	—	(2,985)	(10,062)
Equity earnings of unconsolidated affiliates	(9,774)	(8,863)	(411)
Minority interest expense	278	129	40
Tax benefit realized upon exercise of stock options	1,058	1,206	496
Valuation adjustment of split dollar life insurance	555	516	—
Valuation adjustment of U. S. dollar denominated foreign loans	(33)	81	1,472
Changes in assets and liabilities, net of effect of acquisitions and deconsolidation of Australia Southern Railroad-
Accounts receivable	(8,270)	3,376	(3,744)
Materials and supplies	241	369	(517)
Prepaid expenses and other	(581)	2,348	180
Accounts payable and accrued expenses	(1,178)	(77)	(327)
Other assets and liabilities, net	2,209	(2,730)	(1,160)

Net cash provided by operating activities	27,568	28,560	23,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(20,272)	(16,551)	(29,273)
Locomotive upgrade project	(2,015)	—	—
Purchase of Utah Railway Company	(55,680)	—	—
Purchase of Emons Transportation Group, Inc., net of cash received	(29,449)	—	—
Purchase of assets of South Buffalo Railway, net of cash received	—	(33,117)	—
Cash investments in unconsolidated affiliate — Australian Railroad Group, net	—	—	(21,738)
Cash investments in unconsolidated affiliates — South America	—	(246)	(7,635)
Cash received from unconsolidated international affiliates	263	4,329	—
Proceeds from sale of equity in subsidiaries	—	—	2,640
Proceeds from disposition of property and equipment	4,113	8,147	679

Net cash used in investing activities	(103,040)	(37,438)	(55,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(214,438)	(200,033)	(109,869)
Proceeds from issuance of long-term debt	276,081	157,000	116,267
Payment of debt issuance costs	(4,578)	(287)	(1,388)
Proceeds from issuance of Class A Common Stock, net	—	66,533	—
Proceeds from issuance of Mandatorily Redeemable Convertible Preferred Stock, net	—	4,812	18,841
Proceeds from employee stock purchases	3,089	6,262	2,219
Purchase of treasury stock	(36)	(1,175)	(50)
Dividends paid on Mandatorily Redeemable Convertible Preferred Stock	(1,000)	(855)	—

Net cash provided by financing activities	59,118	32,257	26,020

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,350)	1,980	1,398

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,704)	25,359	(4,418)
CASH AND CASH EQUIVALENTS, beginning of year	28,732	3,373	7,791

CASH AND CASH EQUIVALENTS, end of year	$11,028	$28,732	$3,373

CASH PAID DURING YEAR FOR:
Interest	$7,825	$9,875	$10,395
Income taxes	2,679	835	1,291

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc. and Subsidiaries (the Company) has interests in thirty short line and regional railroads through its various operating subsidiaries and unconsolidated affiliates of which twenty-two are located in the United States, three are located in Australia, one is located in Bolivia, one is located in Mexico, and three are located in Canada. The twenty-two US railroads are wholly-owned by the Company through various acquisitions from 1985 to, most recently, the acquisition of Utah Railway Company (URC) in August 2002 and Emons Transportation Group, Inc. (Emons) in February 2002. The URC acquisition consisted of two wholly-owned railroad subsidiaries. The Emons acquisition consisted of four wholly-owned railroad subsidiaries, three located in the United States and one located in Canada. One of the Emons US railroads was subsequently sold in June 2002. The other two Canadian railroads have been wholly-owned by the Company since its June 2000 acquisition of a 5% minority holding. In April 1999, the Company increased its ownership in these Canadian roads from 47.5% to 95% and began consolidating their results. The Mexican railroad, acquired in September 1999, was wholly-owned by the Company until December 2000, when the Company sold a 12.7% interest in the railroad. The Company wholly-owned one of the Australian railroads from November 1997 to December 2000, at which point the Company contributed the operations into a venture that then acquired a second Australian railroad. The Company now owns 50% of the venture and accounts for its investment under the equity method of accounting. In July 2001, the Company increased its indirect equity interest in the Bolivian railroad by 0.34% to 22.89% with an additional investment of cash. Previously, through a majority owned subsidiary, the Company acquired an indirect 21.87% interest in the Bolivian railroad in November 2000, and an indirect 0.68% interest in September 1999. This investment is also accounted for under the equity method of accounting. See Note 3 for descriptions of the Company’s expansion in recent years.

The Company, through its leasing subsidiary, also leases and manages railroad transportation equipment in the United States and Canada. The Company, through its industrial switching subsidiary, provides freight car switching and ancillary rail services.

A large portion of the Company’s operating revenue is attributable to customers operating in the electric utility, forest products, auto and auto parts and cement industries in North America, and prior to the December 16, 2000 deconsolidation of Australian railroad operations, the farm and food products, iron ores and transportation (hook and pull) industries in Australia. As the Company acquires new railroad operations, the base of customers and industries served continues to grow. In North America, the customer base increased from approximately 680 customers in 2001 to approximately 800 customers in 2002. The largest ten customers accounted for approximately 27%, 28% and 29% of the Company’s operating revenues in 2002, 2001 and 2000, respectively. In 2002 and 2001, the Company’s largest customer was a coal-fired electricity generating plant which accounted for approximately 5% and 7% respectively, of the Company’s operating revenues. In 2000, no single customer accounted for more than 5% of the Company’s operating revenue. The Company regularly grants trade credit to most of its customers. In addition, the Company grants trade credit to other railroads through the routine interchange of traffic. The Company’s accounts receivable include a diverse number of customers and railroads and the collection of these receivables is substantially dependent upon their financial condition. Most of its customers are either large industrial companies that require rail service or Class I railroads with which it interchanges, and the Company believes it will be successful in the collection of these receivables and it is adequately reserved for potential uncollectible accounts.

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

Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the allocated cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to operating income. Depreciation is provided on the straight-line method over the useful lives of the road property (20-50 years) and equipment (3-20 years).

The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived tangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances. (See Note 21 regarding adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” effective January 1, 2002.)

Grants

Grants received from governmental agencies are recorded as long-term liabilities when received and are amortized as a reduction to expense over the same period which the underlying purchased assets are depreciated. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track.

Goodwill and Intangible Asset Impairment

The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002 (See Note 21). Under this pronouncement, a two-step goodwill impairment model is used. Step 1 compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and Step 2 measures the goodwill impairment as the excess of recorded goodwill over its implied fair value. The Company tests impairment on an annual basis or when specific triggering events occur.

Insurance

The Company maintains insurance, with varying deductibles up to $500,000 per incident for liability and up to $250,000 per incident for property damage, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Additionally, the Company is self-insured for general employee health and medical claims up to a stop-loss of $75,000 per insured individual. Accruals for claims, limited when appropriate to the applicable deductible, are estimated and recorded in the period when such claims are incurred.

Service Assurance Agreement

The service assurance agreement represents a commitment from a significant customer of a U.S. railroad that the Company acquired in 1996 (see Note 16), which grants the Company the exclusive right to serve indefinitely three specific facilities. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002. Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore is no longer subject to amortization. Previously, the service assurance agreement was being amortized on a straight-line basis over the same period as the related track structure, which is 20 years, and accumulated amortization was $4.4 million and $3.6 million as of December 31, 2001 and 2000, respectively.

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

Earnings per Share

Common shares issuable under unexercised stock options, calculated under the treasury stock method, and mandatorily redeemable convertible preferred stock (see Note 12) are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options used to calculate weighted average share equivalents for diluted earnings per share is 934,288, 1,289,826 and 1,649,177 for 2002, 2001 and 2000, respectively. Options to purchase 325,875 and 70,875 additional shares of stock were outstanding as of December 31, 2002 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Also included in the diluted earnings per share calculation in 2002, 2001 and 2000 are 2,445,654 shares, 1,983,324 shares and 107,207 shares, respectively, of common stock equivalents which represent the weighted average share impact of the assumed conversion of the Mandatorily Redeemable Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	2002	2001	2000

Numerators:
Net income (used in diluted EPS)	$25,607	$19,084	$13,932
Dividends and fees on Preferred Stock	(1,172)	(957)	(52)

Net income available to common stockholders (used in basic EPS)	$24,435	$18,127	$13,880

Denominators:
Basic — weighted average common shares outstanding	14,704	10,509	9,779
Dilutive effect of employee stock options	435	425	208
Dilutive effect of Convertible Preferred Stock	2,446	1,983	107

Diluted — weighted average common shares and share equivalents outstanding	17,585	12,917	10,094

Income per common share:
Basic	$1.66	$1.72	$1.42

Diluted	$1.46	$1.48	$1.38

Stock-based Compensation Plans

In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (the Stock Option Plans). (See Note 17 for additional information regarding the Stock Options Plans). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, except for $200,000 of compensation expense related to the immediate repurchase of shares issued upon exercise of certain stock options in 2001. Had compensation cost for all options issued under these plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

		2002	2001	2000

Net Income:	As reported	$25,607	$19,084	$13,932
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects		(980)	(777)	(1,007)

	Pro Forma	24,627	18,307	12,925
Basic EPS:	As reported	$1.66	$1.72	$1.42
	Pro Forma	1.60	1.65	1.32
Diluted EPS:	As reported	$1.46	$1.48	$1.38
	Pro Forma	1.40	1.42	1.28

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value due to the variable nature of the Company’s interest on debt.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for balance sheet items and a monthly weighted-average rate for the statement of income items. Translation adjustments are reflected as currency translation adjustments in Stockholders’ Equity and are included in accumulated other comprehensive income.

Revaluation of U. S. dollar denominated foreign loans into the appropriate local currency resulted in a gain of $33,000 in 2002, and losses of $81,000 and $1.5 million in 2001 and 2000, respectively. Additionally, foreign currency exchange transaction gains and losses, most notably, a $172,000 gain in 2002 related to an Australian dollar cash account, and a $508,000 loss in 2001 from the partial settlement of an Australian dollar denominated receivable are reported in Other Income, net.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the 2002 presentation.

3. EXPANSION OF OPERATIONS:

United States

On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to increase that region’s annual carloads by approximately 20,000 and enhance operations through more efficient routing of existing traffic. The rail line is being operated under a 15-year lease agreement with BNSF.

On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program under which certain URC employees were terminated in the third quarter of 2002. The aggregate $336,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended September 30, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. URC (either directly or through its wholly-owned subsidiary, Salt Lake City Southern Railroad Company, Inc.) operates over 46 miles of owned track and 374 miles of track under track access agreements. The tracks over which URC operates run from Ogden, Utah to Grand Junction, Colorado. In addition, URC serves industrial customers in and around Salt Lake City, Utah through trackage rights from the Utah Transit Authority.

On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less current liabilities assumed ($4.5 million) and long-term liabilities assumed ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which certain Emons employees were terminated in the first quarter of 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. Emons is a short line railroad holding company with operations over 340 miles of owned track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania.

On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. At the closing, the Company acquired beneficial ownership of the shares and, having received the necessary approvals from The Surface Transportation Board on November 21, 2001, assumed actual ownership on December 6, 2001. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million), less current liabilities assumed ($2.4 million) and long-term liabilities assumed ($3.2 million). South Buffalo operates over 52 miles of owned track in Buffalo, New York. The purchase price was reduced by a $669,000 adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $728,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, was paid to the Company in December 2002. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, these payments were funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition.

As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which certain South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and therefore is included in purchase consideration. The majority of these costs were paid in 2001.

The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to purchase an additional $5.0 million of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

For U.S. tax purposes, the Company has made elections under Internal Revenue Code Section 338 to treat the URC, Emons and South Buffalo acquisitions each as a purchase of assets.

Australia

On December 16, 2000, the Company, through its joint venture, Australian Railroad Group Pty. Ltd. (ARG), completed the acquisition of Westrail Freight from the government of Western Australia for approximately $334.4 million (this amount and all other dollar amounts in this report being U.S. dollars) including working capital. ARG is a joint venture owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. Westrail Freight is composed of the freight operations of the formerly state-owned railroad of Western Australia.

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

The combined gains totaling $13.8 million relating to the formation of ARG represented the difference between the recorded balance of the Company’s previously wholly-owned investment in Australia, less investment amounts that the Company estimated would be reimbursed by ARG, and the value of those Australian operations when ARG was formed. In the fourth quarter of 2001, the Company, ARG and Wesfarmers reached agreement as to the level of acquisition-related costs to be reimbursed to both venture partners. Accordingly, in the fourth quarter of 2001, the Company recorded a $728,000 decrease to its previously recorded gains to reflect the lower than estimated reimbursed amount for acquisition-related costs.

The Company accounts for its 50% ownership in ARG under the equity method of accounting and therefore deconsolidated ASR from its consolidated financial statements as of December 16, 2000. Prior to its deconsolidation, ASR accounted for $37.6 million of operating revenue and $0.0 of income from operations (including the $4.0 option buyout charge) for 2000.

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2002, 2001 and 2000, as if URC and Emons had been acquired as of January 1, 2001, and South Buffalo had been acquired and ARG had been formed and acquired Westrail Freight as of January 1, 2000 (in thousands, except per share amounts):

	2002	2001	2000

Operating revenues	$228,140	$233,466	$187,122
Net income	27,892	25,025	21,128
Basic earnings per share	1.82	2.27	2.16
Diluted earnings per share	1.59	1.88	1.70

The pro forma operating results include the acquisitions of URC and Emons adjusted, net of tax, for depreciation expense resulting from the step-up of South Buffalo property based on appraised values, depreciation expense reduction resulting from the allocation of negative goodwill to the asset values of URC and Emons, URC contractual intercompany management fees, and incremental interest expense related to borrowings used to fund the URC, Emons and South Buffalo acquisitions. The pro forma operating results also include the deconsolidation of ASR, incremental interest expense (with related tax benefit) related to borrowings used to fund the ASR stock option buyout, and incremental preferred stock impacts related to the initial issuance of $20 million in Convertible Preferred for the ARG transactions and the subsequent issuance of $5 million triggered by the South Buffalo acquisition. In accordance with the Company’s adoption of the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, no amortization of goodwill is reflected in the pro forma operating results.

These results exclude the gain on sale of 50% of equity in Australian operations but include the pro forma equity earnings attributable to the investment in ARG based on ARG’s pro forma net income of $17.9 million for 2000. These pro forma net income results give effect to ARG’s acquisition of Westrail Freight and the related purchase accounting adjustments, primarily for incremental depreciation and amortization expense, elimination of access fees charged by the government, impacts of the new debt financing and related income taxes.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

Mexico

On December 7, 2000, in conjunction with the refinancing of the Company’s then wholly-owned subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), and its parent company, GW Servicios, S.A. de C.V. (Servicios) (see Note 9), the International Finance Corporation (IFC) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through Servicios. The Company contributed an additional $13.1 million and maintains an 87.3% indirect ownership in FCCM. The Company funded $10.7 million of its new investment with borrowings under its amended credit facility, with the remaining investment funded by the conversion of intercompany advances into permanent capital. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense in the event that the value of the put option exceeds the otherwise minority interest liability. Because the IFC equity stake can be put to the Company, the impact of selling the equity stake at a per share price below the Company’s book value per share investment was recorded directly to paid-in capital in 2000.

South America

On November 5, 2000, the Company acquired an indirect 21.87% equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) increasing its stake in Oriental to 22.55% from its original indirect 0.68% interest acquired in September 1999. On July 24, 2001, the Company increased its indirect equity interest in Oriental to 22.89% with an additional investment of $246,000. Oriental is a railroad serving eastern Bolivia and connecting to railroads in Argentina and Brazil. The Company’s ownership interest is largely through a 90% owned holding company in Bolivia which also received $740,000 from the minority partner for investment into Oriental. The Company’s portion of the Oriental investment is composed of $6.9 million in cash, the assumption (via an unconsolidated subsidiary) of non-recourse debt of $10.8 million (90% of $12.0 million) at an adjustable interest rate dependent on operating results of Oriental, and a non-interest bearing contingent payment of $450,000 due in 2003 if certain financial results are achieved. The Company does not expect this financial target to be achieved. The cash used by the Company to fund such investment was obtained from its revolving credit facility. Additionally, the Company received the right to collect dividends from Oriental related to its full year 2000 earnings. Dividends received were $263,000 and $617,000 in 2002 and 2001, respectively. The non-recourse debt ($12.0 million as of December 31, 2002) bears interest, based on the availability of dividends received from Oriental, between a floor of 4% and a ceiling of 7.67%. The debt bore interest at an effective rate of 4.0% and 6.12% in 2002 and 2001, respectively, and is due in annual payments. Such payments are primarily funded by dividends received from Oriental, with any shortages to be funded by the Company and its partner. The debt is due and payable on December 2, 2003. The Company accounts for its indirect interest in Oriental under the equity method of accounting.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2002	2001	2000

Balance, beginning of year	$1,001	$1,308	$1,264
Provisions	716	468	389
Charges	(402)	(775)	(345)
Established in acquisitions	426	—	—

Balance, end of year	$1,741	$1,001	$1,308

5. PROPERTY AND EQUIPMENT:

Major classifications of property and equipment are as follows (in thousands):

	2002	2001

Road properties	$266,769	$198,117
Equipment and other	70,410	60,074

	337,179	258,191
Less- Accumulated depreciation and amortization	(72,451)	(59,089)

	$264,728	$199,102

6. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible assets and other assets are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Chiapas-Mayab Operating License	$7,629	$826	$8,651	$762
Other amortizable assets	274	30	557	23
Non-amortizable intangible assets:
Service Assurance Agreement	10,566	—	10,566	—
Track Access Agreements	35,891	—	—	—
Deferred financing costs	7,515	1,750	3,642	1,140
Other assets	4,447	—	5,028	—

Total	$66,322	$2,606	$28,444	$1,925

The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. Amortization expense for the year ended December 31, 2002 was approximately $250,000; estimated annual amortization for the next five years is $250,000 per year.

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

Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method. Amortization expense for the year ended December 31, 2002 was approximately $604,000; estimated annual amortization for the next five years is $1.0 million per year.

Other assets primarily consist of executive split dollar life insurance, assets held for sale, and notes receivable due from executives. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but that are owned by executive officers. The Company retains a collateral interest in the policies’ cash values and death benefits. Assets held for sale or future use primarily represent excess track and locomotives. Notes receivable due from Company executives, which bear interest at 5.69% and are due in annual installments through 2003, are $486,000 and $536,000, respectively, as of December 31, 2002 and 2001.

Goodwill for all acquisitions made prior to July 2001 was amortized on a straight-line basis over lives of 15-20 years through December 31, 2001, and in accordance with the adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

		Year Ended	Year Ended
		December 31, 2002	December 31, 2001

Goodwill:
	Balance at beginning of period	$24,144	$5,295
	Goodwill acquired during period	—	19,116
	Amortization	—	(360)
	Currency translation and other adjustments	30	93
	Impairment losses	—	—

	Balance at end of period	$24,174	$24,144

The Company’s adjusted net income and per share amounts are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000

Reported net income	$25,607	$19,084	$13,932
Addback:
Goodwill amortization, net of tax	—	236	236
SAA amortization, net of tax	—	488	488

Adjusted net income	$25,607	$19,808	$14,656

	Year Ended	Year Ended	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000

Reported basic earnings per share	$1.66	$1.72	$1.42
Addback:
Goodwill amortization, net of tax	—	0.02	0.02
SAA amortization, net of tax	—	0.05	0.05

Adjusted basic earnings per share	$1.66	$1.79	$1.49

	Year Ended	Year Ended	Year Ended
	December 31, 2002	December 31, 2001	December 31, 2000

Reported diluted earnings per share	$1.46	$1.48	$1.38
Addback:
Goodwill amortization, net of tax	—	0.02	0.02
SAA amortization, net of tax	—	0.04	0.05

Adjusted diluted earnings per share	$1.46	$1.54	$1.45

7. EQUITY INVESTMENTS:

Australian Railroad Group

The following condensed financial data of ARG is based on accounting principles generally accepted in the United States and converted into thousands of U.S. dollars based on the following Australian dollar to U.S. dollar exchange rates:

As of December 31, 2002	$.561
As of December 31, 2001	$.510
Average for the year ended December 31, 2002	$.545
Average for the year ended December 31, 2001	$.518

STATEMENT OF INCOME
(U.S. dollars, in thousands)

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Operating revenues	$206,431	$181,843

Operating expenses	156,550	132,558
Restructuring costs	2,583	—
Bid costs	827	1,739

Total operating expenses	159,960	134,297

Income from operations	46,471	47,546
Interest expense	(24,859)	(22,505)
Other income, net	886	445

Income before income taxes	22,498	25,486
Provision for income taxes	5,524	8,584

Net income	$16,974	$16,902

BALANCE SHEETS
(U.S. dollars, in thousands)

	As of	As of
	December 31, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,882	$9,908
Accounts receivable, net	30,315	25,983
Materials and supplies	7,985	8,390
Prepaid expenses and other	2,061	3,109

Total current assets	46,243	47,390

PROPERTY AND EQUIPMENT, net	402,286	355,818
DEFERRED INCOME TAX ASSETS	8,094	9,469
RESTRICTED CASH	53,380	6,260
OTHER ASSETS, net	4,224	5,862

Total assets	$514,227	$424,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$133,285	$—
Accounts payable	20,574	7,949
Accrued expenses	8,789	30,273
Current income tax liabilities	1,672	309

Total current liabilities	164,320	38,531

LONG-TERM DEBT, net of current portion	195,017	262,876
OTHER LONG-TERM LIABILITIES	1,032	993
FAIR VALUE OF INTEREST RATE SWAPS	16,622	9,667
TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	137,236	112,732

Total liabilities and stockholders’ equity	$514,227	$424,799

STATEMENT OF CASH FLOWS
(U.S. dollars, in thousands)

	For the Years Ended
	December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,974	$16,902
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	17,191	13,392
Deferred income taxes	1,920	7,252
Gain on disposition of property	(314)	(152)
Changes in assets and liabilities	(8,152)	4,004

Net cash provided by operating activities	27,619	41,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,268)	(54,358)
Proceeds from disposition of property and equipment	1,752	152
Transfer to restricted funds on deposit	(46,957)	(6,351)

Net cash used in investing activities	(73,628)	(60,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings	—	(16,360)
Borrowings on debt	38,990	20,452
Proceeds from issuance of shares	—	7,685
Repayment of subordinated loans	—	(7,685)
Refund of goods and services tax received from acquisition of Westrail Freight	—	16,457

Net cash provided by financing activities	38,990	20,549

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	838	(553)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,026)	837

CASH AND CASH EQUIVALENTS, beginning of year	9,908	9,071

CASH AND CASH EQUIVALENTS, end of year	$5,882	$9,908

South America

The following unaudited condensed results of operations for Empresa Ferroviaria Oriental, S.A. (Oriental) for the years ended December 31, 2002 and 2001 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). The Company has a 22.89% indirect ownership interest in Oriental.

	Year Ended	Year Ended
	December 31, 2002	December 31, 2001

Operating revenues	$30,658	$27,440
Net income	7,239	5,979

Condensed balance sheet information for Oriental as of December 31, 2002 and 2001:

	December 31, 2002	December 31, 2001

Current assets	$15,153	$10,201
Non-current assets	54,537	54,533

Total assets	$69,690	$64,734

Current liabilities	$5,823	$5,483
Non-current liabilities	3,853	2,446
Senior debt	1,350	1,526
Shareholders’ equity	58,664	55,279

Total liabilities and shareholders’ equity	$69,690	$64,734

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The various costs from the intermediate unconsolidated affiliates for the years ended December 31, 2002 and 2001 is $678,625 and $954,647, respectively.

The Company’s retained earnings at December 31, 2002 include $24.8 million of combined ARG and South America undistributed earnings.

8. LEASES:

The Company has entered into several leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2002, 2001 and 2000 was approximately $9.2 million, $8.1 million and $7.6 million, respectively. Additionally, the Company leases certain real property which resulted in lease expense for the years ended December 31, 2002, 2001 and 2000 of approximately $1.5 million, $1.2 million, and $1.1 million, respectively.

On March 30, 2001, the Company completed the sale of certain rolling stock to a financial institution for a net sale price of $6.5 million. The proceeds were used to reduce borrowings under the Company’s revolving credit facilities. Simultaneously, the Company entered into an agreement with this financial institution to lease this rolling stock for a period of eight years including renewals. The sale/leaseback transaction resulted in an aggregate deferred gain of $1.8 million. Due to certain contingent payments at lease end, the Company is not amortizing this gain as a non-cash offset to rent expense.

The Company anticipates renewing the above-mentioned lease at all available lease renewal dates. If the Company chooses not to renew this and certain other leases, it would be obligated to return the rolling stock and pay maximum aggregate fees of approximately $8.6 million. Under certain of these leases, in lieu of this payment, the Company has the option to purchase the rolling stock for approximately $16.3 million in aggregate. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

The following is a summary of future minimum lease payments (without consideration of $4.4 million of amortizing deferred gains from sale/leasebacks) under noncancelable leases and expected automatic renewals (in thousands):

		Automatic
	Noncancelable	Renewals	Totals

2003	$4,992	$4,441	$9,433
2004	4,077	4,441	8,518
2005	3,075	4,441	7,516
2006	2,480	4,441	6,921
2007	1,815	4,441	6,256
Thereafter	2,629	2,292	4,921

Total minimum payments	$19,068	$24,497	$43,565

The Company is party to certain lease agreements with Class I carriers to operate over various rail lines in North America. Under the leases, no payments to the lessor are required as long as certain operating conditions are met. Through December 31, 2002, no payments were required under these lease arrangements.

9. LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	2002	2001

Credit facilities with variable interest rates (weighted average of 3.81% and 4.47% at December 31, 2002 and 2001, respectively, prior to impact of interest rate swaps)	$94,831	$24,997
Non-recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (5.33% and 6.59% on December 31, 2002 and 2001, respectively, prior to impact of interest rate swaps)	27,500	27,500
Promissory note payable to CSX Transportation, Inc. (8% interest)	—	6,814
Other debt with interest rates up to 5.33% and maturing at various dates between 2003 and 2006	3,086	1,280

	125,417	60,591
Less- Current portion	6,116	4,441

Long-term debt, less current portion	$119,301	$56,150

Credit Facilities

On October 31, 2002, the Company amended and restated its senior secured credit facilities thereby increasing the facilities to $250.0 million. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. A portion of the new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million of unused borrowing capacity are available for general corporate purposes including acquisitions. In conjunction with the refinancing, the Company recorded a non-cash after tax extraordinary charge of $375,000 related to the write off of unamortized deferred financing costs of the refinanced debt.

The Canadian term loan is due in quarterly installments beginning March 31, 2003, and matures, along with the revolving credit facilities, on September 30, 2007. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 1.75 to 2.5 percentage points depending upon the ratio of the Company’s funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization and Operating Leases (EBITDAR), as defined in the credit agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee on all unused portions of the revolving credit facility which varies between 0.375% and 0.500% per annum depending on the Company’s funded debt to EBITDAR ratio. The credit agreement requires mandatory prepayments from the issuance of new equity or debt and from the proceeds of asset sales that are not reinvested in capital assets in certain periods of time, as defined in the agreement. The credit facilities are collateralized by essentially all the Company’s assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, interest coverage, minimum net worth, and maximum capital expenditures, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2002.

During 2001, the Company completed two amendments to its primary credit agreement (neither of which affected the terms of the debt) to facilitate the Company’s acquisition of South Buffalo, the issuance of Class A Common Stock, and the acquisition of Emons. During 2000, the Company completed four amendments to its primary credit agreement to facilitate the Company’s corporate restructuring and refinancing of its Mexico operations, the issuance of Convertible Preferred stock, and the sale of a 50% interest in ASR. As amended, and before the change in terms on October 31, 2002, the Company’s primary credit agreement consisted of a $135.0 million credit facility with $103.0 million in revolving credit facilities and $32.0 million in term loan facilities. The term loan facilities consisted of a U.S. Term Loan facility in the amount of $10.0 million and a Canadian Term Loan facility in the Canadian Dollar Equivalent of $22.0 million U.S. dollars.

Non-Recourse Promissory Notes

On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third note has a nine year term with principal payments of $750,000 due semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The promissory notes are secured by essentially all the assets of Servicios and FCCM, and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the promissory notes (“Physical Completion”), consisting of several obligations related to capital investments, operating performance and management systems and controls, as defined in the loan agreements. After Physical Completion, the Company is obligated to provide up to $7.5 million of funding, if necessary, to Servicios to meet its debt service obligations prior to completing the financial phase of the project (“Financial Completion”), consisting of several financial performance thresholds, as defined in the loan agreements. The Company has not been required to provide funds to its Mexican subsidiaries pursuant to either of these obligations as of December 31, 2002. The promissory notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2002.

Promissory Note

On October 31, 2002, in conjunction with the refinancing of its senior secured credit facilities, the Company paid the balance of $6.8 million on its promissory note to CSX Transportation, Inc. Previously, in October 2000, the Company had amended and restated its promissory note after making a $1.0 million discretionary principal payment, by refinancing $7.9 million at 8% with interest due quarterly and principal payments due in annual installments of $1.0 million beginning October 31, 2001 through the maturity date of October 31, 2008. Prior to this amendment and restatement, the promissory note payable provided for annual principal payments of $1.2 million provided a certain subsidiary of the Company met certain levels of revenue and cash flow. In accordance with these prior provisions, the Company was not required to make any principal payments through 1999.

Schedule of Future Payments

The following is a summary of the maturities of long-term debt as of December 31, 2002 (in thousands):

2003	$6,116
2004	6,510
2005	6,078
2006	6,061
2007	93,926
Thereafter	6,726

$125,417

10. FINANCIAL RISK MANAGEMENT:

The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

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

Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of income, as the hedged item. In addition, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized.

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

Interest Rate Risk

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the new derivative accounting requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item.

During 2002, 2001 and 2000, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. One of these swaps expired at December 31, 2002. The remaining swaps expire at various dates through September 2007 and the fixed base rates range from 3.59% to 5.46%. At December 31, 2002 and 2001, the notional amount under these agreements was $50.6 million and $30.6 million, respectively and the fair value of these interest rate swaps was a negative $2.3 million and $1.1 million, respectively.

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

During 2002, 2001 and 2000, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which expired in 2002 and 2001. The remaining options expire in March 2003 and September 2003, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 10.55 Mexican Pesos to the U.S. Dollar and 11.97 Mexican Pesos to the U.S. Dollar. At December 31, 2002 and 2001, the notional amount under exchange rate options was $6.4 million and $2.2 million, respectively. The Company paid up-front premiums for certain of these options in 2002 totaling $140,000. At December 31, 2002 and 2001, the fair value of exchange rate currency options was $127,000 and $17,000, respectively.

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

Additionally, certain shareholders (after exercising options and converting shares of Class B Common Stock into 64,641 shares of Class A Common Stock) sold 450,000 shares in this offering. While the Company paid all issuance costs (except for the related underwriter’s fee), the Company did not receive any proceeds from the sale of shareholder shares.

12. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In December 2000, to fund its cash investment in ARG, the Company completed a private placement of its Series A Mandatorily Redeemable Convertible Preferred Stock (the Convertible Preferred), with The 1818 Fund III, LP, a private equity partnership managed by Brown Brothers Harriman & Co. (the Fund). The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. The Fund also received an option to invest an additional $5.0 million in the Company provided that the Company completed future acquisitions with an aggregate purchase price greater than $25.0 million. In December 2001, upon final approval by the Surface Transportation Board of the Company’s acquisition of South Buffalo Railway, the Fund exercised its option and purchased an additional $5.0 million. Dividends on the Convertible Preferred are cumulative and payable in cash quarterly in arrears in an annual amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible at any time into shares of Class A Common Stock of the Company at a conversion price of $10.22 per share of Class A Common Stock (2,445,654 shares of Common Stock). The Convertible Preferred is callable by the Company after four years, and is mandatorily redeemable in eight years. At December 31, 2002, no shares of Convertible Preferred have been converted into shares of Class A Common Stock. Issuance fees are being amortized as additional dividends over the Convertible Preferred’s eight year life.

13. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries, one of which was implemented in conjunction with the acquisition of South Buffalo. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act. The plan assets are managed by Registered Investment Companies that invest in Balanced Asset Funds, none of which are invested in the Company’s stock. On January 31, 2002, the Company froze the defined benefit plan for non-union employees. Effective that date, new employees will not be eligible to participate in this plan, and future earnings for current participants will not be eligible in the computation of benefits for those participants.

The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries and certain nonunion employees who have reached the age of 55 with 30 or more years of service. As of December 31, 2002, there were 104 current or retired employees eligible for these health care and life insurance benefits. Thirty-five of the employees currently participate and the remaining sixty-nine employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plans on a pay-as-you-go basis.

The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (in thousands):

			Other
			Retirement
	Pension		Benefits

	2002	2001	2002	2001

Change in benefit obligations:
Benefit obligation at beginning of year	$1,513	$1,323	$2,984	$624
Adjustment for plan assumed in acquisition	1,351	—	—	2,085
Service cost	169	155	83	104
Interest cost	210	91	229	210
Actuarial (gain) loss	255	(6)	327	11
Adjustment due to curtailment	(415)	—	—	—
Benefits paid	(16)	(50)	(140)	(50)

Benefit obligation at end of year	$3,067	$1,513	$3,483	$2,984

Change in plan assets:
Fair value of assets at beginning of year	$1,142	$1,105	$—	$—
Actual return (loss) on plan assets	(173)	(119)	—	—
Employer contributions	—	206	140	50
Benefits paid	(16)	(50)	(140)	(50)

Fair value of assets at end of year	$953	$1,142	$—	$—

Reconciliation of Funded Status:
Funded status	($2,114)	($371)	($3,483)	($2,984)
Unrecognized transition liability	1,208	—	—	—
Unrecognized net actuarial (gain) loss	559	8	309	(17)
Unrecognized prior service cost	—	182	—	—
Recognition of minimum liability	(1,495)	—	—	—

Total accrued benefit obligation	($1,842)	($181)	($3,174)	($3,001)

				Other
				Retirement
	Pension			Benefits

	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$169	$155	$210	$83	$104	$3
Interest cost	210	91	95	229	210	48
Expected return on plan assets	(122)	(96)	(88)	—	—	—
Amortization of transition liability	143	—	—	—	—	—
Amortization of prior service cost	22	23	23	—	—	—
Amortization of (gain) loss	—	(12)	—	—	—	—

Net periodic benefit cost	$422	$161	$240	$312	$314	$51

Weighted-average assumptions:
Discount rate	6.75%	7.75%	7.75%	6.75%	7.5%	7.5%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	4.5%	N/A	N/A	N/A

For measurement purposes, a weighted average 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and thereafter. The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the aggregate of the service and interest cost components of the net periodic postretirement benefit cost and the end of the year accumulated postretirement benefit obligation as follows:

	1 - Percentage	1 - Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$35,776	($31,011)
Effect on postretirement benefit obligation	$332,706	($287,328)

Employee Bonus Programs

The Company has performance-based bonus programs which include a majority of non-union employees. Total compensation of approximately $2.1 million, $2.3 million and $2.1 million was awarded under the various bonus plans in 2002, 2001 and 2000, respectively.

Profit Sharing

In February 2001, the Company merged two of its three 401(k) plans covering certain U.S. union and non-union employees. The two 401(k) plans qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Under one of these plans, the Company matches participants’ contributions up to 1.5% of the participants’ salary. Under the second plan, the Company matches participants’ contributions up to 5.0% of the participants’ salary. The Company’s contributions to all plans in 2002, 2001 and 2000 were approximately $369,000, $307,000 and $299,000, respectively.

On August 28, 2002, in conjunction with the Company’s acquisition of Utah Railway Company (URC), the Company took control of URC’s 401(k) plan which it immediately froze. The Company plans to merge this frozen plan with one of its active plans during 2003. While there are currently no contributions being made to the frozen plan, loan repayments have continued as scheduled.

As required by provisions within the Mexican Constitution and Mexican Labor Laws, the Company’s subsidiary, FCCM, provides a statutory profit sharing benefit to its employees. In accordance with these laws, FCCM is required to pay to its employees a 10% share of its profits within 60 days of filing corporate income tax returns. The profit sharing basis is computed under a section of the Mexican Income Tax Law which, in general terms, differs from the taxable income by excluding the inflation adjustment on depreciation, amortization, receivables and payables. Provisions for statutory profit sharing expense were $388,000, $298,000 and $766,000 for 2002, 2001 and 2000, respectively.

Additionally, the Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,200 per year. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 2% of gross salary. Company contributions were approximately $122,000 and $80,000 for the years 2002 and 2001 respectively.

Postemployment Benefits

The Company does not provide any other significant postemployment benefits to its employees.

14. INCOME TAXES:

The components of income before income taxes, equity earnings and extraordinary item are as follows (in thousands):

	2002	2001	2000

United States	$20,918	$7,615	$9,199
Foreign (U.S.$)	4,273	8,772	14,891

	$25,191	$16,387	$24,090

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to utilize those earnings in the operations of the foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2002 is $32.5 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes payable if a distribution of earnings were to occur.

The components of the provision for income taxes are as follows (in thousands):

	2002	2001	2000

United States:
Current-
Federal	$747	$681	$495
State	254	85	339
Deferred	7,264	2,228	2,594

	8,265	2,994	3,428

Foreign (U.S.$):
Current	1,405	1,236	164
Deferred	(687)	1,936	6,977

	718	3,172	7,141

Total	$8,983	$6,166	$10,569

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2002	2001	2000

Tax provision at statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations	(2.9%)	3.2%	12.2%
State income taxes, net of federal income tax benefit	3.9%	1.9%	1.8%
Change in valuation allowance	(0.0%)	(2.0%)	(3.6%)
Other, net	0.7%	0.5%	(0.5%)

Effective income tax rate	35.7%	37.6%	43.9%

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. The components of net deferred income taxes are as follows (in thousands):

	2002	2001

Deferred tax benefits-
Accruals and reserves not deducted for tax purposes until paid	$2,184	$2,150
Alternative minimum tax credits	270	841
Net operating losses	7,432	6,776
Interest rate swaps	641	376
Other	262	507

	10,789	10,650
Deferred tax obligations -
Property and investment basis differences	(39,541)	(32,670)
Valuation allowance	(450)	(450)

Net deferred tax obligations	($29,202)	($22,470)

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

The Company’s alternative minimum tax credit can be carried forward indefinitely; however, the Company must achieve future U.S. taxable income in order to realize this credit. The Company had net operating loss carry-forwards from its Mexican operations as of December 31, 2002 and 2001 of $21.2 million and $18.1 million, respectively. The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of the purchase price paid for the FCCM operations. These loss carry-forwards will expire, if unused, between 2009 and 2012. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2002 and 2001 of $1.1 million and $1.1 million, respectively. The Canadian losses primarily represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire between 2004 and 2006.

In 1999, the Australian government enacted a law allowing the Company to deduct, for income tax purposes, depreciation in excess of the financial reporting basis of certain fixed assets it acquired from the government in November 1997. At the time, management estimated the Company would be unable to fully realize all of the potential income tax benefits and recorded a partial valuation allowance against the deferred tax assets. The net income tax benefit recorded in 1999 as a result of this tax law change was $4.2 million. During 2000, management revised its assessment of the likelihood this tax benefit would be realized. The 2000 reassessment resulted in a decrease in the valuation allowance of $1.0 million. Pursuant to the deconsolidation of ASR, the deferred tax assets and related valuation allowance are no longer included in the consolidated results of the Company.

As of December 31, 2002 and 2001, the income tax benefit of the Canadian net operating losses has been offset by a valuation allowance. Management does not anticipate sufficient taxable income, in amount or character, to utilize the losses prior to expiration. A portion of the valuation allowance was established in the acquisition of GRO, and accordingly, if reversed will result in a decrease to goodwill. Management does not believe a valuation allowance is required for any other deferred tax assets based on anticipated future profit levels and the reversal of current deferred tax obligations.

15. GRANTS FROM GOVERNMENTAL AGENCIES:

The Company periodically receives grants from states and provinces in which it operates for rehabilitation or construction of track. The states and provinces typically reimburse the Company for 75% to 100% of the total cost of specific projects. Under three such grant programs, the Company received $1.5 million, $278,000 and $6.0 million in 2002, 2001 and 2000, respectively, from the State of New York, $4.3 million, $3.2 million and $2.2 million in 2002, 2001 and 2000, respectively, from the State of Pennsylvania, and $2.4 million in 2002 from the State of Oregon. In addition, the Company received $113,000, $86,000 and $341,000 of grants in 2002, 2001 and 2000, respectively, from other states, and $544,000, $388,000 and $315,000 in 2002, 2001 and 2000, respectively, from a province in Canada.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2002, 2001 and 2000, the Company recorded offsets to depreciation expense from grant amortization of $1.8 million, $1.4 million and $1.1 million, respectively.

16. COMMITMENTS AND CONTINGENCIES:

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

On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleges that IMRR breached certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR and the unrelated predecessor for freight hauled for ComEd’s previously owned Powerton Plant. The suit seeks up to $19.0 million in compensatory damages for alleged past rate overcharges. The Company believes the suit is without merit and intends to vigorously defend against the suit. However, an adverse outcome of this lawsuit could have a material adverse effect on the Company’s financial condition.

The parent company of ComEd has sold certain of ComEd’s power facilities, one of which is the Powerton plant served by IMRR under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, which is not terminable except for failure to perform, provides that IMRR has exclusive access to provide rail service to the Powerton plant. On July 18, 2002, the Company filed an amended counterclaim against ComEd in the Cook County action. The counterclaim seeks a declaration of certain rights regarding the SAA and damages in excess of $45.0 million for ComEd’s failure to assign the SAA to the purchaser of the Powerton plant. The Company believes that its counterclaim against ComEd is well-founded and is pursuing it vigorously.

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

		2002	2001	2000

Net Income:	As reported	$25,607	$19,084	$13,932
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects		(980)	(777)	(1,007)

	Pro Forma	$24,627	$18,307	$12,925

Basic EPS:	As reported	$1.66	$1.72	$1.42
	Pro Forma	1.60	1.65	1.32

Diluted EPS:	As reported	$1.46	$1.48	$1.38
	Pro Forma	1.40	1.42	1.28

The Company has reserved 3,315,000 Class A shares for option grants under the Stock Option Plans. The Compensation and Stock Option Committee of the Company’s Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. Some awards under the director’s plan are automatic during the first two years after joining the Board of Directors, and the Board of Directors may make other awards under this plan. Under both Plans, the exercise price must equal at least 100% of the stock’s market price on the date of grant and must be exercised within five years, or ten years for directors, from the date of grant. The following is a summary of stock option activity for 2002, 2001 and 2000:

	Year Ended		Year Ended		Year Ended
	December 31, 2002		December 31, 2001		December 31, 2000

		Wtd. Ave.		Wtd. Ave.		Wtd. Ave.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,289,826	$8.32	1,720,052	$7.72	1,715,064	$7.88
Granted	332,550	21.34	339,977	11.45	336,488	6.70
Exercised	(349,020)	8.70	(741,428)	8.39	(287,625)	7.59
Forfeited	(13,192)	10.45	(28,775)	7.28	(43,875)	6.42

Outstanding at end of year	1,260,164	11.63	1,289,826	8.32	1,720,052	7.72

Exercisable at end of year	468,204	7.46	466,977	7.77	950,220	8.38

Weighted average fair value of options granted		12.03		6.28		3.47

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

			Weighted		Weighted
		Weighted Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise Price	Options	Contractual Life	Price	Options	Price

$2.35 - 4.69	160,971	1.3 Years	$3.79	100,880	$3.77
4.70 - 7.04	237,760	2.7 years	6.38	114,361	6.31
7.05 - 9.39	104,696	3.3 years	7.79	76,899	7.74
9.40 - 11.74	361,111	2.3 years	10.29	161,252	9.84
11.75 - 14.09	9,000	6.4 years	12.50	6,000	12.58
14.10 - 16.44	51,751	3.7 years	14.68	7,312	14.77
16.45 - 18.79	6,750	8.9 years	17.13	1,500	17.35
18.80 - 21.14	2,250	9.0 years	19.97	—	—
21.15 - 23.49	325,875	4.4 years	21.38	—	—

3.72 - 23.49	1,260,164	3.0 Years	11.63	468,204	7.46

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Risk-free interest rate	4.46%	4.50%	6.20%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	3.00	4.91	5.45
Expected volatility	61.51%	58.11%	47.80%

In addition to the Stock Option Plans, the Company has reserved 562,500 shares of Class A common stock it may sell to its full-time employees under its Stock Purchase Plan. At December 31, 2002, 2001 and 2000, 27,227 shares, 25,202 shares, and 22,388 shares, respectively, had been purchased under this plan. The Company sells shares at 100% of the stock’s market price at date of purchase; therefore, no compensation cost exists for this plan.

18. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company currently operates in two business segments: North American Railroad Operations, which includes operating short line and regional railroads, and Industrial Switching, which includes providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. Through December 16, 2000, the Company also operated in the Australian Railroad Operations segment.

Corporate overhead expenses, including acquisition expenses, are reported in North American Railroad Operations. The Company’s December 31, 2002 and 2001, equity investments in Australia and South America are also included in the Asset section of North American Railroad Operations.

The accounting policies of the reportable segments are the same as those described in Note 2. Certain prior year amounts have been reclassified for comparative purposes. The Company evaluates the performance of its operating segments based on operating income. Intersegment sales and transfers are not significant. Summarized financial information for each business segment and for each geographic area for 2002, 2001 and 2000 are shown in the following tables (in thousands):

	North American

				Australian
	Railroad	Industrial		Railroad	Consolidated
2002	Operations	Switching	Total	Operations	Total

Operating revenues	$194,384	$15,156	$209,540	—	$209,540
Income from operations	31,420	587	32,007	—	32,007
Depreciation and amortization	13,071	498	13,569	—	13,569
Assets	508,948	5,911	514,859	—	514,859
Goodwill, net	23,666	508	24,174		24,174
Capital expenditures, net of government grants	21,884	403	22,287	—	22,287

2001

Operating revenues	$161,445	$12,131	$173,576	—	$173,576
Income from operations	22,467	487	22,954	—	22,954
Depreciation and amortization	12,139	617	12,756	—	12,756
Goodwill, net	23,636	508	24,144	—	24,144
Assets	394,746	7,773	402,519	—	402,519
Capital expenditures, net of government grants	16,307	244	16,551	—	16,551

36

2000

Operating revenues	$158,318	$10,573	$168,891	$37,639	$206,530
Income (loss) from operations	23,504	238	23,742	(30)	23,712
Depreciation and amortization	11,068	658	11,726	2,254	13,980
Goodwill, net	4,752	543	5,295	—	5,295
Assets	330,358	8,025	338,383	—	338,383
Capital expenditures, net of government grants	22,581	404	22,985	6,288	29,273

Refer to the accompanying consolidated statements of income for items to reconcile from consolidated income from operations to consolidated net income.

19. QUARTERLY FINANCIAL DATA (Unaudited):

     Quarterly Results

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2002
Operating revenues	$48,297	$52,075	$53,001	$56,167
Income from continuing operations	6,540	8,364	7,322	9,781
Net income	5,388	7,435	7,025	5,759
Diluted earnings per share	0.31	0.42	0.40	0.33

2001
Operating revenues	$42,871	$44,243	$42,050	$44,412
Income from continuing operations	5,184	5,985	5,064	6,721
Net income	6,578	5,087	4,531	2,888
Diluted earnings per share	0.53	0.40	0.35	0.21

2000
Operating revenues	$55,411	$52,354	$50,095	$48,670
Income from continuing operations	8,269	7,904	6,651	888
Net income	4,412	2,278	3,192	4,050
Diluted earnings per share	0.44	0.23	0.32	0.38

The fourth quarter of 2002 includes a $2.8 million pre-tax gain on the sale of rail assets and a $375,000 after-tax extraordinary charge (see Note 9) resulting from the early extinguishment of debt.

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

20. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Net income	$25,607	$19,084	$13,932
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax provision (benefit) of $1,396, $426 and ($2,791), respectively	2,514	708	(3,567)
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of benefit of ($153)	—	(255)	—
Net change in unrealized losses on qualifying cash flow hedges, net of benefit of ($406) and ($286), respectively	(732)	(475)	—
Net change in unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of benefit of ($2,493)	(5,818)	—	—
Minimum pension liability adjustment, net of benefit of ($306)	(552)	—	—

Comprehensive income	$21,019	$19,062	$10,365

The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Net foreign currency translation adjustments, net of benefit of ($922) and ($2,516), respectively	$(1,660)	$(4,175)
Net unrealized minimum pension liability adjustment, net of benefit of ($306)	(552)	—
Net unrealized losses on qualifying cash flow hedges, net of benefit of ($3,045) and ($439), respectively	(7,281)	(730)

Accumulated other comprehensive loss, net of benefit of ($4,273) and ($2,955), respectively	$(9,493)	$(4,905)

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

FASB 141-“Business Combinations”

Under SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. SFAS No. 141 was issued in June 2001 and is effective for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001.

FASB 142-“Goodwill and Other Intangible Assets”

Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. In accordance with this statement, the Company adopted SFAS 142 as of January 1, 2002 for the Service Assurance Agreement, existing goodwill and intangible assets. The Company completed the appropriate impairment tests on goodwill and intangible assets upon adoption of SFAS No. 142 and did not record any impairment charges.

FASB 143-“Accounting for Asset Retirement Obligations”

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. SFAS No. 143 was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002 (with earlier application encouraged). In accordance with this statement, the Company adopted SFAS 143 as of January 1, 2003.

FASB 144-“Accounting for the Impairment or Disposal of Long-Lived Assets”

Under SFAS No. 144, the financial accounting and reporting for the impairment and disposal of long-lived assets is addressed. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144, however, retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (“Opinion 30”), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144, however, retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years (with earlier application encouraged). In accordance with this Statement, the Company adopted SFAS No. 144 on January 1, 2002 and did not record any impairment charges upon adoption.

FASB 145-“Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Under SFAS No. 145, FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements are rescinded. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was issued in April 2002 and the provisions of this Statement related to the rescission of Statement 4 shall be effective for the fiscal years beginning after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002 with early adoption permitted. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements. The most significant change will impact the reporting of losses associated with the write-off of deferred financing costs which are currently reported as extraordinary. The Company has elected not to adopt this pronouncement early.

FASB 146 -“Accounting for Costs Associated with Exit or Disposal Activities”

Under SFAS No. 146, costs associated with exit or disposal activities are required to be recorded at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. Liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. SFAS No. 146 was issued in June 2002 and is effective for fiscal years beginning January 1, 2003 (with earlier application encouraged). The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

FASB 148 — “Accounting for Stock-Based Compensation”

Under SFAS No. 148, SFAS No. 123 was amended and it has implications for all entities that issue stock based compensation to their employees. This standard provides transition guidance for companies that adopt the fair value expense provisions of SFAS No. 123 for stock-based compensation. Even those companies that choose not to adopt the provisions of FAS 123 will be affected by this standard. SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The standard modifies the current disclosure requirements under SFAS No. 123 to provide prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. It also requires interim disclosures of the pro forma impact if SFAS No. 123 were adopted for companies that continue to apply APB 25 for stock-based compensation. SFAS No. 148 was issued in December 2002 and is effective for fiscal years beginning after December 15, 2002 (with earlier application encouraged). In accordance with this Statement, the Company adopted SFAS No. 148 on December 31, 2002. This statement will have no impact on the Company’s financial statements.

FIN 45 — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”

This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor ´s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34 Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.

This Interpretation does not apply to certain guarantee contracts: guarantees issued by insurance and reinsurance companies and accounted for under accounting principles for those companies, residual value guarantees provided by lessees in capital leases, contingent rents, vendor rebates, and guarantees whose existence prevents the guarantor from recognizing a sale or the earnings from a sale. Furthermore, the provisions related to recognizing a liability at inception for the fair value of the guarantor ´s obligation do not apply to the following:

a.	Product warranties

b.	Guarantees that are accounted for as derivatives

c.	Guarantees that represent contingent consideration in a business combination

d.	Guarantees for which the guarantor ´s obligations would be reported as an equity item (rather than a liability)

e.	An original lessee ´s guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring

f.	Guarantees issued between either parents and their subsidiaries or corporations under common control

g.	A parent ´s guarantee of a subsidiary ´s debt to a third party, and a subsidiary ´s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

h.	However, the guarantees described in (a)-(g) above are subject to the disclosure requirements of this Interpretation.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor ´s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981-the effective date of Interpretation 34. The Company is in the process of evaluating what impact, if any, this interpretation will have on the Company’s Consolidated Financial Statements.

FIN 46 — "Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”

This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1.	The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2.	The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.	The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights

b.	The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities

c.	The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

The following are exceptions to the scope of this Interpretation:

1.	Not-for-profit organizations are not subject to this Interpretation unless they are used by business enterprises in an attempt to circumvent the provisions of this Interpretation.

2.	Employee benefit plans subject to specific accounting requirements in existing FASB Statements are not subject to this Interpretation.

3.	Registered investment companies are not required to consolidate a variable interest entity unless the variable interest entity is a registered investment company.

4.	Transferors to qualifying special-purpose entities and “grandfathered” qualifying special-purpose entities subject to the reporting requirements of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, do not consolidate those entities.

5.	No other enterprise consolidates a qualifying special-purpose entity or a “grandfathered” qualifying special-purpose entity unless the enterprise has the unilateral ability to cause the entity to liquidate or to change the entity in such a way that it no longer meets the requirements to be a qualifying special-purpose entity or “grandfathered” qualifying special-purpose entity.

6.	Separate accounts of life insurance enterprises as described in AICPA Auditing and Accounting Guide, Life and Health Insurance Entities, are not subject to this Interpretation.

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.

This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is in the process of evaluating what impact, if any, this interpretation will have on the Company’s Consolidated Financial Statements.

REPORT TO THE INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Australian Railroad Group Pty Ltd

We have audited the accompanying consolidated balance sheets of Australian Railroad Group Pty Ltd and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the two years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Railroad Group Pty Ltd and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the two years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

Ernst & Young
Perth, Western Australia

7 February 2003

CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31 2002 and 2001

	2002	2001
	$000 USD	$000 USD
ASSETS
Current assets
Cash and cash equivalents	$5,882	$9,908
Accounts receivable	30,315	25,983
Materials and supplies	7,985	8,390
Prepaid expenses and other	2,061	3,109

Total current assets	46,243	47,390

Property and equipment, net	402,286	355,818
Restricted cash	53,380	6,260
Deferred income tax assets	10,592	9,469
Other assets, net	4,224	5,862

Total assets	$516,725	$424,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Interest bearing liabilities	$133,263	$—
Accounts payable	8,784	7,949
Accrued expenses	16,418	23,837
Provision for employee entitlements	4,161	5,488
Current income tax liabilities	1,672	948
Deferred income tax liabilities	71	309

Total current liabilities	164,369	38,531

Long-term debt	195,039	262,876
Other long-term liabilities	1,031	993
Deferred income tax liabilities	2,427	—
Fair value of interest rate swaps	16,621	9,667
Commitments and contingencies
Stockholders’ equity
Common stock, no par value, 90,000,002 issued and outstanding at December 31, 2002 and 2001	79,029	79,029
Preferred stock, no par value, 11,704,462 issued and outstanding at December 31, 2002 and 2001, no fixed dividend, redeemable at the option of the Company	11,807	11,807
Subordinated stockholders’ loans	8,719	8,719
Retained earnings	44,658	27,684
Accumulated other comprehensive income	(6,975)	(14,507)

Total stockholders’ equity	137,238	112,732

Total liabilities and stockholders’ equity	$516,725	$424,799

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
	$000 USD	$000 USD

Operating Revenues	$206,431	$181,714
Operating Expenses
Transportation	59,110	53,552
Maintenance of ways and structures	27,680	23,622
Maintenance of equipment	23,187	20,301
General and administrative	32,239	21,852
Net gain on sale and impairment of assets	(314)	(152)
Depreciation and amortization	17,191	13,392
Write-off of unsuccessful bid costs	867	1,752

Total operating expenses	159,960	134,319

Income from Operations	46,471	47,395
Interest income	886	596
Interest expense	(24,859)	(22,505)

Income before Income Taxes	22,498	25,486
Provision for income taxes	(5,524)	(8,584)

Net Income	$16,974	$16,902

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2001

					Accumulated
			Subordinated		Other	Total
	Common	Preferred	Stockholders'	Retained	Comprehensive	Stockholders’
$000 USD	Stock	Stock	loans	Earnings	Income/(Loss)	Equity

Balance, December 31, 2000	$71,344	$11,807	$16,404	$10,782	$2,234	$112,571
Comprehensive income/(loss) Net income	—	—	—	16,902	—	16,902
Currency translation adjustment	—	—	—	—	(9,974)	(9,974)
Transition adjustment related to the change in accounting for derivative instruments	—	—	—	—	(3,587)	(3,587)
Impact of cash flow hedges on other comprehensive income	—	—	—	—	(5,622)	(5,622)
Fair market value adjustments of cash flow hedges	—	—	—	—	2,442	2,442
Repayment of loans	—	—	(7,685)	—	—	(7,685)
Issuance of 18,000,000 common stock	7,685	—	—	—	—	7,685

Total Comprehensive Income	—	—	—	16,902	(16,741)	161

Balance, December 31, 2001	$79,029	$11,807	$8,719	$27,684	$(14,507)	$112,732

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEAR ENDED DECEMBER 31, 2002

					Accumulated
			Subordinated		Other	Total
	Common	Preferred	Stockholders'	Retained	Comprehensive	Stockholders'
$000 USD	Stock	Stock	loans	Earnings	Income/(Loss)	Equity

Balance, December 31, 2001	$79,029	$11,807	$8,719	$27,684	$(14,507)	$112,732
Comprehensive income/(loss)
Net income	—	—	—	16,974	—	16,974
Currency translation adjustment	—	—	—	—	12,407	12,407
Impact of cash flow hedges on other comprehensive income	—	—	—	—	(8,479)	(8,479)
Fair market value adjustments of cash flow hedges	—	—	—	—	3,604	3,604

Total Comprehensive Income	—	—	—	16,974	7,532	24,506

Balance, December 31, 2002	$79,029	$11,807	$8,719	$44,658	$(6,975)	$137,238

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
	$000 USD	$000 USD

Cash Flows from Operating Activities
Net income	$16,974	$16,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,769	10,139
Amortization	3,422	3,253
Gain on sale and impairment of assets	(314)	(152)
Deferred income taxes	3,665	7,252
Amortization of deferred finance charges	2,155	1,860
Changes in assets and liabilities Accounts receivable, prepaid expenses and other	(379)	(14,164)
Materials and supplies	1,203	(197)
Accounts payable, provisions, accrued expenses and other	(10,722)	16,505

Net cash provided by operating activities	29,773	41,398

Cash Flows from Investing Activities
Purchase of property and equipment	(28,423)	(54,358)
Proceeds from sale of property and equipment	1,752	152
Transfer to restricted cash	(46,957)	(6,351)

Net cash used in investing activities	(73,628)	(60,557)

Cash Flows from Financing Activities
Proceeds from issue of shares	—	7,685
Repayment of subordinated stockholders’ loans	—	(7,685)
Refund of goods and services tax	—	16,457
Proceeds from long-term debt	38,990	20,452
Repayments of short-term debt	—	(16,360)

Net cash (used in) / provided by financing activities	38,990	20,549

Effect of exchange rate changes on cash and cash equivalents	839	(553)

(Decrease) / Increase in Cash and Cash Equivalents	(4,026)	837
Cash and Cash Equivalents, beginning of year	9,908	9,071

Cash and Cash Equivalents, end of year	$5,882	$9,908

Cash paid during year for:
Interest	$22,704	$20,645
Income taxes	1,647	—

The accompanying notes are an integral part of these financial statements.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

1     Principal activities

Australian Railroad Group Pty Ltd (the Company) is jointly owned by Genesee & Wyoming Inc (GWI) and Wesfarmers Ltd (Wesfarmers) with each partner holding a 50% interest.

The principal activity of the Company during the year was to provide rail freight transport and ancillary logistics services to the mining and agricultural industries and to the general freight market within Western Australia and South Australia. There was no significant change in the nature of these activities during this period.

On April 20, 2001, Asia Pacific Transport Consortium Pty Ltd (APTC) completed the arrangement of debt and equity capital to finance a project to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.7 million into the Company. In the second quarter of 2001, the Company paid the $7.7 million to its two shareholders, in equal amounts of $3.9 million each, as partial payment of each shareholder’s Australian dollar denominated non-interest bearing note.

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

Restricted Cash

The restricted cash on deposit is interest bearing and is restricted to be used on capital expenditure as approved by the lenders. The amount remaining at December 18, 2003, may either be applied to bank debt or carried forward for future capital expenditure.

Materials and Supplies

Materials and supplies consist of purchased items for improvement and maintenance of railroad property and equipment, and are stated at the lower of cost on a first-in-first-out basis or net realisable value.

Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expenses upon disposition. Depreciation is provided on the straight-line method over the useful lives of the railroad property (20-30 years), equipment (3-20 years) and lease premium (49 years). The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

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

Derivative Instruments and Hedging Activities

All derivative financial instruments that qualify for hedge accounting, such as interest rate swap contracts, are recognized at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or stockholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair values or cash flows.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company is the Australian dollar. Foreign currency transactions are translated at the applicable rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange prevailing at that date. All exchange gains and losses are reflected in the statement of income. Cumulative translation gains or losses arising from translating the Australian dollar denominated financial statements into US dollars are reported in other comprehensive income as a component of stockholders’ equity.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
	$000 USD	$000 USD

3 Property and Equipment

Major classifications of property and equipment are as follows:
Land and buildings	$22,335	$20,319
Track improvements	101,425	61,620
Equipment and other	143,165	130,911
Lease premium	172,891	157,240

	439,816	370,090
Less: Accumulated depreciation and amortisation	(37,530)	(14,272)

	$402,286	$355,818

The lease premium represents the cost paid to the Government of Western Australia as part of the purchase price for Westrail Freight, for access to the track infrastructure network for a period of 49 years.

4     Other Assets

Major classifications of other assets are as follows:
Deferred finance costs	$8,747	$7,956
Less: Accumulated amortization	(4,523)	(2,094)

	$4,224	$5,862

Deferred financing costs are amortized over terms of the related debt using the straight-line method, which approximates the effective interest method.

5     Long-Term Debt

Current	$133,263	$—
Non-current	$195,039	$262,876

Credit facilities

Long-term debt represents project financing, with the lenders taking security over all assets of the Company. The debt consists of a 3 year fully drawn facility of $133.3 million due December 18, 2003, a 5 year fully drawn facility of $133.3 million due December 18, 2005, and a 5-year facility of $61.7 million for capital expenditure due December 18, 2005. Loan repayments are based upon available cash flows. The minimum future repayments are set out in the schedule below. All loan covenants have been complied with.

The interest rate on the three facilities is derived from the bank bill bid rate. The interest rate on secured loans during 2002 was 6.09% (2001 : 6.56%) and excludes any interest hedging adjustments. Including the effect of interest rate swaps, the effective interest rate was 7.84% for 2002 and 7.91% for 2001.

In addition, the Company has a secured operating overdraft facility of $8.4 million, on which $1.1 million was drawn at December 31, 2002.

Schedule of Future Minimum Payments

The following is a summary of the scheduled maturities of long-term debt:

2002	$—	$—
2003	133,263	121,200
2004	—	—
2005	195,039	141,676

	$328,302	$262,876

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

6     Financial Risk Management

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

The Company entered into rate swap agreements on its $133.3 million variable rate debt due December 18, 2003, its $133.3 million variable rate debt due December 18, 2005, and its $61.7 million variable rate debt due December 18, 2005. These interest rate swap contracts were entered for interest rate exposure management purposes and mature on December 18, 2007. As a result of FAS133, the Company recorded a cumulative transition adjustment of $3.6 million net of income taxes, to accumulated other comprehensive income. The transition adjustment is being amortized over the future life of the underlying debt obligations. At December 31, 2001 and 2002, the Company had interest rate swap contracts to pay fixed-rates of interest between 5.6% and 6.9% and receive variable-rates of interest of an average of 6.1% on $274.6 million notional amount of indebtedness.

(b)  Net fair values

The carrying amounts of financial assets and financial liabilities at December 31, 2002, approximate their aggregate net fair values.

(c)  Credit risk exposures

The Company’s maximum exposures to credit risk at December 31, 2002, in relation to each class of recognized financial asset is the carrying amount of those assets as indicated in the balance sheet.

In relation to derivative financial instruments, credit risk arises from the potential failure of counterparties to meet their obligations under the contract or arrangements. The Company’s maximum credit risk exposure in relation to interest rate swap contracts is limited to the net amounts to be received on contracts that are favourable to the Company, being none at December 31, 2002.

Concentration of credit risk

For the year ending December 31, 2002, the Company’s primary location of business was within South Australia and Western Australia, which therefore represents the location of the Company’s credit risk. Trade payables/receivables are normally payable/collectable within 30 days.

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

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

7     Income Taxes

	2002	2001
	$000 USD	$000 USD
The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:
Prima facie tax at 30% on income before income taxes	$6,749	$7,646
Tax effect of permanent differences:
Amortization of lease premium	—	976
Non-allowable items	—	21
Other items	(1,225)	(59)

Total income tax expense	$5,524	$8,584

The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

Total income tax expense includes:
Current	$2,005	$166
Deferred	3,519	8,418

	$5,524	$8,584

The deferred income tax balance comprises:

Non-current deferred income tax assets
Employee leave provisions	$—	$216
Tax vs. book values of property and equipment	—	1,673
Income tax losses carried forward	5,613	4,680
Unrealised losses on interest rate swaps	4,979	2,900

	$10,592	$9,469

Current deferred income tax liabilities:
Employee leave provisions	$1,373	$1,194
Expense accruals	321	234
Materials and supplies	(1,084)	(1,445)
Prepayments	(192)	(292)
Income accruals	(489)	—

	$(71)	$(309)

Non-current deferred income tax liability Tax vs. book values of property and equipment	$(2,427)	$—

Income tax losses have no expiry date and the Company expects to recover all income tax losses, consequently, there is no valuation allowance.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

8     Preferred Stock

Redeemable preference shares are fully paid (1 at A$4,544,564; 5,852,231 at A$1.46; 5,524,000 at A$1; and 328,230 at A$9.14) and earn a dividend at the declaration of the Directors from time to time. The shares are redeemable at the option of the Directors of Australian Railroad Group Pty Ltd. Upon redemption the shareholder is entitled to receive the paid up amount of the preferred shares. In the event of the winding up of the Company, the holders of redeemable preference shares are entitled in priority to the holders of any other classes of shares to payment of the paid up amount of the shares and the amount of any declared but unpaid dividends at that date, but shall not otherwise have any rights to participate in surplus assets. Preferred shares carry no voting rights.

9     Accumulated Other Comprehensive Income/(Loss)

	2002	2001
	$000 USD	$000 USD
The components of other comprehensive income/(loss), net of income tax, included in the consolidated balance sheet as of December 31, 2002 are as follows:
Net foreign currency translation adjustments	$4,667	$(7,740)
Unrealised losses on interest rate swaps	(16,621)	(9,667)
Less Income taxes	4,979	2,900

Net unrealised losses on interest rate swaps	(11,642)	(6,767)

Accumulated Other Comprehensive Income (Loss)	$(6,975)	$(14,507)

10     Expenditure Commitments

(a) Non-cancellable future minimum lease payments, payable as follows:
2003	$584	$17
2004	3	17
2005	2	16
2006	2	16
2007	2	—
Thereafter	2	—

	$595	$66

(b) Other capital expenditures:
Later than one year, but not later than five years	$24,570	$24,600
Later than five years	—	587

	$24,570	$25,187

Operating leases are entered into for motor vehicles and office equipment. Rental payments are fixed for the life of the lease for all types of operating leases. Purchase options and renewal terms exist at the Company’s discretion and no operating lease contains restrictions on financing or other leasing activities. Operating lease expense in 2002 was $1.0 million (2001 : $2.0 million).

Under the agreement for the acquisition of SA Rail Pty Ltd, a wholly owned subsidiary of the Company, the Company was committed to incur approximately $29.3 million (2001 : $26.7 million) of capital expenditure between the date of acquisition and December 31, 2002, either directly or through its subsidiaries. The Commonwealth Government of Australia has confirmed this commitment has been met.

Under the agreement for the acquisition of the Westrail Freight business, there is an obligation to complete the Katanning to Nyabing and Toodyay to Miling lines by June 30, 2004. At the date of this report the costs are estimated to be $5.9 million and $6.1 million, respectively.

Commitments relating to various communications projects are estimated to be $11.3 million. The balance of capital commitments have been approved and committed to infrastructure expenditure.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

11     Contingent Liabilities

GWA Northern Pty Ltd, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 1.45%, amounting to $2.1 million.

ARG Sell Down No1 Pty Limited, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 1.14%, amounting to $1.7 million.

WestNet Rail Pty Ltd (WestNet), a wholly owned subsidiary of the Company, has received a notice of claim from a contractor for $8.9 million for cost variations in the construction of an asset. Under the contract they have formally lodged the claim and WestNet has formally rejected it. The company considers it has a strong case to refute the claim.

Australia Southern Railroad Pty Ltd (ASR), a wholly owned subsidiary of the Company, has been joined as a third party in legal proceedings by one of its customers. The claims relate to derailments during the period 1999 – 2000 and total $1.9 million excluding interest and costs. Legal opinion indicates that ASR has a reasonable basis for defending this claim. Australia Western Railroad Pty Ltd, a wholly owned subsidiary of the Company, has agreements with some customers which oblige it to make refunds to these customers in certain circumstances. These circumstances depend on determinations by the Independent Rail Access Regulator (the Regulator), under the WA Rail Access Regime, with regard to access fees charged by WestNet Rail Pty Ltd, including those charged to Australia Western Railroad Pty Ltd. As yet the Regulator has not issued his determination on these rates and the amount of any refund, if any, cannot be calculated.

12     Employee Benefit Plans

The following Employee Benefit Plans have been established:

Plan	Benefit Type
Australian Railroad Group Superannuation Plan	Accumulated lump sum / defined contribution plan
Westscheme Plan	Accumulated lump sum / defined contribution plan
West Super Plus Plan	Accumulated lump sum / defined contribution plan

Employees contribute to the funds at various percentages of their remuneration. The consolidated entity’s contributions are not legally enforceable other than those payable in terms of notified award and superannuation guarantee levy obligations. The related expense for the year charged to the income statement was $1.5 million (2001 : $2.4 million).

13     Economic Dependency

Approximately 21.8% (2001: 21.5%) of the Company’s revenue is generated from freight services rendered to Australian Wheat Board Ltd.

14     Segment Information

Industry Segment

The group operates in only one industry, being rail freight transport.

15     Related Party Disclosures

1.	Interest free, unsecured loans amounting to $8.7 million, made equally by the shareholders, Wesfarmers Ltd and Genesee & Wyoming Inc. to the consolidated entity.

2.	Services to the group by Wesfarmers Ltd of $0.5 million (2001: $0.2 million) and Genesee & Wyoming Inc of $1.0 million (2001: $1.9 million) are recovered at cost. There were no amounts outstanding at December 31, 2002.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

16     Restructuring Costs

On October 15, 2002 a further redundancy of 68 employees was approved by the Directors at a cost of $2.4 million, which has been expensed in the current year. At December 31, 2002 an accrual of $0.2 million remained in respect of 5 employees still to be terminated.

On October 11, 2001, the Company announced that it was restructuring the operations of the formerly state-owned assets of Westrail Freight and expected a work force reduction of 80 employees by the end of March 2002. The estimated restructuring costs of $4.1 million have been accounted for as an adjustment to the purchase price of Westrail Freight. At December 21, 2001, the services of 42 employees had been terminated at a total cost of $2.6 million. The remaining 38 employees were terminated, and the remaining restructuring costs of $1.5 million were paid in 2002.

17     Unsuccessful Bid Costs

In January 2002, the Company announced that its bid for the acquisition of the National Rail/Freightcorp operations in Australia was unsuccessful. This announcement resulted in a write-off of all costs incurred through December 31, 2001, amounting to $1.8 million, associated with the unsuccessful bid. An amount of $0.9 million additional costs of the unsuccessful bid were expensed in 2002.

18     Asset Impairment

In 2002 certain under utilised plant and equipment was written down to its recoverable amount. The recoverable amount of these assets was determined based on current resale values. The impairment write down amounted to $1.0 million. (2001 : Nil)

19     Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

FASB 142-“Goodwill and Other Intangible Assets”

Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of January 1, 2002 and did not record any adjustments on adoption.

FASB 143-“Accounting for Asset Retirement Obligations”

Under SFAS No. 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. SFAS No. 143 was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002 (with earlier application encouraged). In accordance with this statement, the Company adopted SFAS 143 as of January 1, 2003. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

FASB 145-“Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Under SFAS No. 145, FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements are rescinded. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was issued in April 2002 and is effective for fiscal years beginning after January 1, 2003 with early adoption permitted. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 and 2001

20     Recently Issued Accounting Standards (continued)

FASB 146 -“Accounting for Costs Associated with Exit or Disposal Activities”

Under SFAS No. 146, costs associated with exit or disposal activities are required to be recorded at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. Liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. SFAS No. 146 was issued in June 2002 and is effective for fiscal years beginning January 1, 2003 (with earlier application encouraged). The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

