Form 10-Q
period 2003-03-31
GENESEE & WYOMING INC
filed 2003-05-15
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended March 31, 2003      Commission File No. 001-31456

GENESEE & WYOMING INC.
 (Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722
(Telephone No.)

Shares of common stock outstanding as of the close of business on May 2, 2003:

Class	Number of Shares Outstanding

Class A Common Stock	13,212,306

Class B Common Stock	1,805,290

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

[X] YES     [   ] NO

INDEX

		Page

Part I — Financial Information

Item 1.	Financial Statements (Unaudited):

	Consolidated Statements of Income — For the Three Month Periods Ended March 31, 2003 and 2002	3

	Consolidated Balance Sheets – As of March 31, 2003 and December 31, 2002	4

	Consolidated Statements of Cash Flows — For the Three Month Periods Ended March 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II — Other Information		25 - 26

Item 1.	Legal Proceedings	26

Index to Exhibits		27 - 29

Signatures		30

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,

	2003	2002

OPERATING REVENUES	$58,862	$48,297

OPERATING EXPENSES:

Transportation	20,848	15,176

Maintenance of ways and structures	6,138	5,390

Maintenance of equipment	8,997	7,936

General and administrative	11,167	9,800

Net loss on sale and impairment of assets	1	2

Depreciation and amortization	3,724	3,453

Total operating expenses	50,875	41,757

INCOME FROM OPERATIONS	7,987	6,540

Interest expense	(2,342)	(1,600)

Other income, net	326	105

Income before income taxes and equity earnings	5,971	5,045

Provision for income taxes	2,174	1,726

Income before equity earnings	3,797	3,319

Equity in net income of international affiliates:

Australian Railroad Group	2,014	1,838

South America	(277)	231

Net income	5,534	5,388

Preferred stock dividends and cost accretion	293	293

Net income available to common stockholders	$5,241	$5,095

Basic earnings per common share	$0.35	$0.35

Weighted average shares	15,019	14,587

Diluted earnings per common share	$0.31	$0.31

Weighted average shares	17,729	17,507

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	March 31,	Dec. 31,
ASSETS	2003	2002

CURRENTS ASSETS:

Cash and cash equivalents	$8,865	$11,028

Accounts receivable, net	47,742	54,527

Materials and supplies	5,702	5,468

Prepaid expenses and other	7,185	7,447

Deferred income tax assets, net	3,038	2,484

Total current assets	72,532	80,954

PROPERTY AND EQUIPMENT, net	264,957	264,728

INVESTMENT IN UNCONSOLIDATED AFFILIATES	87,712	81,287

GOODWILL	24,288	24,174

INTANGIBLE ASSETS, net	51,945	53,504

OTHER ASSETS, net	10,761	10,212

Total assets	$512,195	$514,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$6,415	$6,116

Accounts payable	46,789	49,482

Accrued expenses	13,932	12,314

Total current liabilities	67,136	67,912

LONG-TERM DEBT, less current portion	105,757	119,301

DEFERRED INCOME TAX LIABILITIES, net	32,981	31,686

DEFERRED ITEMS—grants from government agencies	42,330	42,509

DEFERRED GAIN—sale-leaseback	4,333	4,448

OTHER LONG-TERM LIABILITIES	12,017	12,280

MINORITY INTEREST	3,156	3,122

REDEEMABLE CONVERTIBLE PREFERRED STOCK	24,023	23,980

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,558,730 and 15,425,624 shares issued and 13,211,246 and 13,087,108 shares outstanding (net of 2,347,484 and 2,338,516 in treasury) on March 31, 2003 and December 31, 2002, respectively	156	154

Class B common stock, $0.01 par value, ten votes per share; 5,000,000 shares authorized; 1,805,290 issued and outstanding on March 31, 2003 and December 31, 2002	18	18

Additional paid-in capital	129,162	127,741

Retained earnings	108,706	103,465

Accumulated other comprehensive loss	(5,138)	(9,493)

Less treasury stock, at cost	(12,442)	(12,264)

Total stockholders’ equity	220,462	209,621

Total liabilities and stockholders’ equity	$512,195	$514,859

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$5,534	$5,388

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	3,724	3,453

Deferred income taxes	1,236	880

Loss on disposition of property	1	2

Equity earnings of unconsolidated international affiliates	(1,737)	(2,069)

Minority interest expense	34	94

Tax benefit realized upon exercise of stock options	276	120

Changes in assets and liabilities -

Accounts receivable	6,994	(830)

Materials and supplies	(235)	84

Prepaid expenses and other	195	238

Accounts payable and accrued expenses	(2,294)	(5,696)

Other assets and liabilities, net	300	749

Net cash provided by operating activities	14,028	2,413

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net of proceeds from government grants	(1,988)	(3,179)

Locomotive upgrade project	(52)	—

Purchase of Emons Transportation Group, Inc., net of cash received	—	(26,125)

Dividend from unconsolidated international affiliate	132	—

Proceeds from disposition of property, including sale-leaseback	33	3

Net cash used in investing activities	(1,875)	(29,301)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings, including capital leases	(38,614)	(15,804)

Proceeds from issuance of long-term debt	23,500	27,000

Proceeds from employee stock purchases	1,146	253

Purchase of treasury stock	(178)	(23)

Dividends paid on Redeemable Convertible Peferred Stock	(250)	(250)

Net cash (used in) provided by financing activities	(14,396)	11,176

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	80	126

DECREASE IN CASH AND CASH EQUIVALENTS	(2,163)	(15,586)

CASH AND CASH EQUIVALENTS, beginning of period	11,028	28,732

CASH AND CASH EQUIVALENTS, end of period	$8,865	$13,146

CASH PAID DURING PERIOD FOR:

Interest	$2,555	$2,059

Income taxes	524	1,485

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2003 and 2002, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s 2002 Form 10-K. Certain prior period balances have been reclassified to conform with the 2003 presentation.

2. EXPANSION OF OPERATIONS:

United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to increase that region’s annual carloads and enhance operations through more efficient routing of existing traffic. The rail line is being operated under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through March 31, 2003, no payments were required under this lease.

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

Pro Forma Financial Results

     The following table summarizes the Company’s unaudited pro forma operating results for the quarters ended March 31, 2003 and 2002, as if URC and Emons had been acquired as of the beginning of the applicable period (in thousands, except per share amounts):

	Three Months Ended

	2003	2002

Operating revenues	$58,862	$58,086

Net income	5,534	6,082

Basic earnings per share	$0.35	$0.40

Diluted earnings per share	$0.31	$0.35

     The pro forma operating results include the acquisitions of URC and Emons adjusted for depreciation expense, net of tax reduction resulting from the allocation of negative goodwill to the asset values of URC and Emons, and incremental interest expense, net of tax related to borrowings used to fund the URC and Emons acquisitions.

     The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	March 31,	March 31,
	2003	2002

Numerators:

Net income (used in diluted EPS)	$5,534	$5,388

Impact of Preferred Stock Outstanding	(293)	(293)

Net income available to common stockholders (used in basic EPS)	$5,241	$5,095

Denominators:

Basic – weighted average common shares outstanding	15,019	14,587

Dilutive effect of employee stock options	265	475

Dilutive effect of Convertible Preferred Stock	2,445	2,445

Diluted – weighted average common shares and share equivalents outstanding	17,729	17,507

Income per common share:

Basic	$0.35	$0.35

Diluted	$0.31	$0.31

     On February 14, 2002, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2002 to stockholders of record as of February 28, 2002. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

4. EQUITY INVESTMENTS

Australian Railroad Group (ARG)

     ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following are U.S. GAAP condensed balance sheets of ARG as of March 31, 2003 and December 31, 2002, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of March 31, 2003	$0.60

As of December 31, 2002	$0.56

Average for the three months ended March 31, 2003	$0.59

Average for the three months ended March 31, 2002	$0.52

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$15,825	$5,882

Accounts receivable, net	29,298	30,315

Materials and supplies	8,641	7,985

Prepaid expenses and other	757	2,061

Total current assets	54,521	46,243

PROPERTY AND EQUIPMENT, net	430,228	402,286

DEFERRED INCOME TAX ASSETS, net	8,310	10,592

RESTRICTED CASH	57,923	53,380

OTHER ASSETS, net	3,947	4,224

Total assets	$554,929	$516,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$143,284	$133,263

Accounts payable and accrued expenses	29,987	29,363

Current income tax liabilities	1,102	1,743

Total current liabilities	174,373	164,369

LONG-TERM BANK DEBT	209,647	195,039

OTHER LONG-TERM LIABILITIES	1,091	1,031

DEFERRED INCOME TAX LIABILITIES	—	2,427

FAIR VALUE OF INTEREST RATE SWAPS	18,982	16,621

TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	150,836	137,238

Total liabilities and stockholders’ equity	$554,929	$516,725

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Income

	Three Months Ended

	March 31,	March 31,
	2003	2002

Operating revenues	$53,360	$48,768

Operating expenses	41,032	36,594

Restructuring costs	267	—

Bid costs	—	827

Total operating expenses	41,299	37,421

Income from operations	12,061	11,347

Interest expense	(7,064)	(5,928)

Other income, net	759	143

Income before income taxes	5,756	5,562

Provision for income taxes	1,727	1,886

Net income	$4,029	$3,676

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended

	March 31,	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,029	$3,676

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	5,157	3,745

Other provisions	—	330

Deferred income taxes	715	1,717

Gain on disposition of property	(425)	(20)

Changes in assets and liabilities	2,950	(6,697)

Net cash provided by operating activities	12,426	2,751

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(3,578)	(8,814)

Proceeds from disposition of property and equipment	1,050	20

Transfer to restricted funds on deposit	(531)	(5,636)

Net cash used in investing activities	(3,059)	(14,430)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	—	5,275

Net cash provided by financing activities	—	5,275

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	576	223

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,943	(6,181)

CASH AND CASH EQUIVALENTS, beginning of period	5,882	9,908

CASH AND CASH EQUIVALENTS, end of period	$15,825	$3,727

South America

     Empresa Ferroviaria Oriental, S.A. (Oriental) is a company which is 22.89%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings (losses) in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following condensed results of operations for Oriental for the three months ended March 31, 2003 and 2002 have a U.S. functional currency and are based on accounting principles generally accepted in the United States (in thousands):

	March 31, 2003	March 31, 2002

Operating revenues	$4,752	$6,981

Net income	10	1,585

Condensed balance sheet information for Oriental as of March 31, 2003 and December 31, 2002:

	March 31, 2003	December 31, 2002

Current assets	$14,236	$15,153

Non-current assets	54,186	54,537

Total assets	$68,422	$69,690

Current liabilities	10,712	5,823

Non-current liabilities	3,816	3,853

Senior debt	1,334	1,350

Shareholders’ equity	52,560	58,664

Total liabilities and shareholders’ equity	$68,422	$69,690

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $148,000 and $144,000 for the quarters ended March 31, 2003 and 2002, respectively, and is included in the Company’s equity (loss) income reported for South America for the quarters ended March 31 2003 and 2002, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings

     On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleged that IMRR breached certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR for freight hauled during the period February 6, 1996 through December 15, 1999, the date on which ComEd sold the Powerton plant. The suit sought $19.0 million in compensatory damages, plus interest, for alleged past rate overcharges.

     IMRR has served the Powerton Plant under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, among other things, provides that IMRR has exclusive access to provide rail service to the Powerton plant. ComEd did not assign the SAA to the purchaser of the Powerton plant. On July 18, 2002, the Company filed an amended counterclaim against ComEd in the Cook County action. The counterclaim sought a declaration of certain rights regarding the SAA and damages in excess of $45.0 million for ComEd’s failure to assign the SAA.

     On January 13, 2003, the Company filed a motion for summary judgment, seeking dismissal of ComEd’s claims. At the same time, ComEd filed a motion for summary judgment seeking to dismiss the Company’s counterclaim. On April 17, 2003, the Circuit Court granted both the Company’s and ComEd’s motions, effectively terminating the litigation.

     Both parties have the right to file appeals by May 16, 2003. The Company intends to appeal the dismissal of its counterclaim, and assumes that ComEd will also appeal the ruling against it. The Company believes that ComEd’s claims are without merit, and it will continue to vigorously defend against such claims. However, if ComEd is successful with its appeal, and the Company is unsuccessful, it could have a material adverse effect on the Company.

     The Company and its legal counsel believe that the ruling against the Company’s counterclaim was incorrect and that it will be reversed on appeal. No impairment of the SAA has been recognized nor has amortization commenced.

6. COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three months ended March 31, 2003 and 2002 (in thousands):

	Comprehensive Income
	Three Months Ended
	March 31,

	2003	2002

Net income	$5,534	$5,388

Other comprehensive income (loss):

Foreign currency translation adjustments	5,597	5,097

Net unrealized gains on qualifying cash flow hedges, net of tax of $9 and $132, respectively	18	256

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of benefit of $354 and $784, respectively	(825)	(1,826)

Minimum pension liability adjustment, net of benefit of $224	(435)	—

Other comprehensive income	$9,889	$8,915

     For the three months ended March 31, 2002, approximately $1.2 million of net unrealized losses were recorded that related to 2001.

     The following table sets forth the components of accumulated other comprehensive loss, net of tax, included in the consolidated balance sheets as of March 31, 2003, and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Net accumulated foreign currency translation adjustments	$3,937	$(1,660)

Net unrealized losses on qualifying cash flow hedges	(1,445)	(1,463)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(6,643)	(5,818)

Net unrealized minimum pension liability adjustment, net of tax	(987)	(552)

Accumulated other comprehensive loss as reported	$(5,138)	$(9,493)

7. BUSINESS SEGMENT INFORMATION:

     The Company historically reported two similar business segments: North American Railroad Operations, which includes operating short line and regional railroads, and Industrial Switching, which included providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. Effective January 1, 2003, the Company has changed its reporting to reflect one reportable business segment: North American Railroad Operations. This reporting change follows a change in internal structure wherein the chief operating decision maker now views Industrial Switching as part of a larger segment comprised of multiple railroad operations. The Company has various operating segments which represent its various railroad lines. However, per the guidance noted in FAS 131, each line has similar characteristics so they have been aggregated into one segment.

8. DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the potential impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on interest rate or exchange rate fluctuations alone, nor does it use instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Accounting for Derivative Financial Instruments

     The Company designates derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated statements of income, as the hedged item. In addition, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings.

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

Interest Rate Risk

     The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the derivative accounting requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item.

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At March 31, 2003 and December 31, 2002, the notional amount under these agreements was $60.5 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $2.3 million and $2.3 million, respectively.

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

     During 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which have expired. The remaining options expire in September 2003 and March 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 11.97 Mexican Pesos to the U.S. Dollar and 12.91 Mexican Pesos to the U.S. Dollar. At March 31, 2003 and December 31, 2002, the notional amount under exchange rate options was $6.0 million and $6.4 million, respectively. The Company paid up-front premiums for these options of $66,000 and $86,000 in the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, the fair value of exchange rate currency options was $91,000 and $127,000, respectively.

9.     INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

     Acquired intangible assets are as follows (in thousands):

	March 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Chiapas-Mayab Operating License	$7,408	$864	$7,629	$826

Other amortizable assets	251	33	274	30

Unamortized intangible assets:

Service Assurance Agreement	10,566	—	10,566	—

Track Access Agreements	35,891		35,891	—

Deferred financing costs	7,679	2,107	7,515	1,750

Other assets	3,915	—	4,447	—

Total	$65,710	$3,004	$66,322	$2,606

     The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican pesos to U.S. dollars at different periods.

     Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore is no longer subject to amortization. (See Note 5. above.)

     The Track Access Agreements are perpetual trackage agreements assumed in the Company’s acquisition of Utah Railway Company. Under SFAS No. 142 these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.

     Deferred financing costs are amortized over terms of the related debt using the effective-interest method for the fixed term debt and using the straight-line method for the revolving loan portion of debt.

     Other assets primarily consist of executive split dollar life insurance, assets held for sale, and a minority equity investment in an agricultural facility. Executive split dollar life insurance is the present value of life insurance benefits which the Company had funded through July 2002, and that are owned by executive officers. The Company retains a collateral interest in the policies’ cash values and death benefits. Assets held for sale or future use primarily represent excess track and locomotives.

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2003	December 31, 2002

Goodwill:

Balance at beginning of period	$24,174	$24,144

Goodwill acquired during period	—	—

Amortization	—	—

Currency translation adjustment	114	30

Impairment losses	—	—

Balance at end of period	$24,288	$24,174

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company’s 2002 Form 10-K.

Forward-Looking Statements

     This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast including risks related to adverse weather conditions, changes in environmental and other laws and regulations to which the Company is subject, difficulties associated with the integration of acquired railroads, derailments, unpredictability of fuel costs and general economic and business conditions. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the documents incorporated by reference especially in the Company’s 2002 Form 10-K. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time or seasonal freight moves, customer plant expansions and shut-downs, rolling stock sales, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. The Company expanded its Oregon region by commencing railroad operations over a 76-mile leased rail line in December 2002, and completed the acquisitions of Utah Railway Company in August 2002, and Emons

Transportation Group, Inc., in February 2002. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

     The financial statement accounts that are subject to significant estimation include reserves for litigation, casualty and environmental matters, deferred income taxes and the carrying value of long-lived assets. Subsequent changes to those estimates are reflected in the Company’s statement of operations in the period of the change.

     Deferred income taxes are recognized based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If the Company were unable to generate sufficient future taxable income, or if there were a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to establish an additional valuation allowance against a portion of its deferred tax asset, resulting in an increase in the Company’s effective tax rate and an adverse impact on earnings.

     In addition, property, plant and equipment comprised 52% and 51% of the Company’s total assets as of March 31, 2003 and December 31, 2002, respectively. These assets are stated at cost, less accumulated depreciation. Expenditures that increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. The Company’s goodwill, intangible and other assets comprised 17% of the Company’s total assets as of March 31, 2003 and December 31, 2002. These assets are stated at cost, less accumulated amortization, when applicable. The Company periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This review is based upon the Company’s projections of anticipated future cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect the Company’s evaluations.

     For a complete description of the Company’s accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s 2002 Form 10-K.

United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to increase that region’s annual carloads and enhance operations through more efficient routing of existing traffic. The rail line is being operated under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through March 31, 2003, no payments were required under this lease.

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

Business Segment Information

     The Company historically reported two similar business segments: North American Railroad Operations, which includes operating short line and regional railroads, and Industrial Switching, which included providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. Effective January 1, 2003, the Company has changed its reporting to reflect one reportable business segment: North American Railroad Operations. This reporting change follows a change in internal structure wherein the chief operating decision maker now views Industrial Switching as part of a larger segment comprised of multiple railroad operations. The Company has various operating segments which represent its various railroad lines. However, per the guidance noted in FAS 131, each line has similar characteristics so they have been aggregated into one segment.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

North American Railroad Operating Revenues

     North American operating revenues (which exclude revenues from the Company’s equity investments) were $58.9 million in the quarter ended March 31, 2003 compared to $48.3 million in the quarter ended March 31, 2002, an increase of $10.6 million or 21.9%. The increase was attributable to $9.4 million in revenues from new Oregon, URC and Emons railroad operations and a $1.2 million increase in existing North American railroad revenues. The $10.6 million increase in operating revenues consisted of $7.5 million in freight revenues of which $6.4 million was from new Oregon, URC and Emons railroad operations and $1.1 million was on existing North American railroad operations, and $3.1 million in non-freight revenues primarily from new Oregon, URC and Emons railroad operations.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2003 and 2002:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended March 31, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload

Commodity Group	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total	2003	2002

Coal, Coke & Ores	$9,843	22.1%	$6,186	16.7%	41,979	32.3%	29,028	27.4%	$234	$213

Pulp & Paper	7,326	16.5%	5,590	15.1%	17,874	13.8%	14,314	13.5%	410	391

Petroleum Products	6,488	14.6%	5,037	13.6%	8,690	6.7%	7,060	6.7%	747	713

Minerals & Stone	5,276	11.8%	5,389	14.6%	13,993	10.8%	11,095	10.5%	377	486

Metals	3,907	8.8%	3,738	10.1%	13,860	10.7%	13,468	12.7%	282	278

Lumber & Forest Products	3,863	8.7%	2,954	8.0%	12,079	9.3%	8,358	7.9%	320	353

Farm & Food Products	2,892	6.5%	2,727	7.4%	8,271	6.4%	8,332	7.9%	350	327

Chemicals & Plastics	2,578	5.8%	2,207	6.0%	5,675	4.4%	4,548	4.3%	454	485

Autos & Auto Parts	1,529	3.4%	1,777	4.8%	3,757	2.8%	4,436	4.2%	407	401

Intermodal	357	0.8%	206	0.6%	1,296	1.0%	862	0.8%	275	239

Other	467	1.0%	1,181	3.1%	2,456	1.8%	4,333	4.1%	190	273

Total	$44,526	100.0%	$36,992	100.0%	129,930	100.0%	105,834	100.0%	343	350

     Total North American carloads were 129,930 in the quarter ended March 31, 2003 compared to 105,834 in the quarter ended March 31, 2002, an increase of 24,096, or 22.8%. The increase consists of 18,914 from new Oregon, URC and Emons railroad operations and an increase of 5,182 on existing North American railroad operations due largely to a 3,412 increase in carloads of coal. The average revenue per carload decreased to $343 in the quarter ended March 31, 2003, compared to $350 per carload in the quarter ended March 31, 2002, a decrease of 2.0%. The decline in revenues per carload was due, in part, to a change in the traffic mix in Minerals & Stone as salt shipments in the Company’s New York-Pennsylvania region were shorter haul and therefore lower yielding while shipments of higher yielding cement traffic in Mexico declined.

     North American non-freight railroad revenues were $14.3 million in the quarter ended March 31, 2003 compared to $11.3 million in the quarter March 31, 2002, an increase of $3.0 million or 26.8%. The $3.0 million increase was attributable to non-freight revenues primarily from new Oregon, URC and Emons railroad operations. The following table compares North American non-freight revenues for the quarters ended March 31, 2003 and 2002:

North American Railroad
Non-Freight Operating Revenues Comparison
Quarters Ended March 31, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue

Railroad and industrial switching	$7,736	54.0%	$5,968	52.8%

Car hire and rental income	1,780	12.4%	1,970	17.4%

Car repair services	1,140	8.0%	760	6.7%

Other operating income	3,680	25.6%	2,607	23.1%

Total non-freight revenues	$14,336	100.0%	$11,305	100.0%

North America Railroad Operating Expenses

     North American operating expenses were $50.9 million in the quarter ended March 31, 2003, compared to $41.8 million in the quarter ended March 31, 2002, an increase of $9.1 million or 21.8%. The increase was attributable to $7.0 million in operating expenses from new Oregon, URC and Emons railroad operations and an increase of $2.1 million in operating expenses on existing North American railroad operations of which approximately $1.5 million was from locomotive diesel fuel price increases and approximately $503,000 was from increased insurance premium expense.

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended March 31, 2003 and 2002:

North American Railroad
Operating Expense Comparison
Quarters Ended March 31, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

Labor and benefits	$21,867	37.1%	$18,626	38.6%

Equipment rents	4,497	7.6%	4,095	8.5%

Purchased services	4,042	6.9%	3,412	7.1%

Depreciation and amortization	3,724	6.3%	3,453	7.1%

Diesel fuel	5,171	8.8%	2,829	5.9%

Casualties and insurance	2,971	5.0%	2,102	4.4%

Materials	3,696	6.3%	2,811	5.8%

Net loss on sale and impairment of assets	1	0.0%	2	0.0%

Other expenses	4,906	8.4%	4,427	9.1%

Total operating expenses	$50,875	86.4%	$41,757	86.5%

     Labor and benefits expense was $21.8 million in the quarter ended March 31, 2003 compared to $18.6 million in the quarter ended March 31, 2002, an increase of $3.2 million or 17.4%. The increase was attributable to $3.0 million in labor and benefits expense from new Oregon, URC and Emons railroad operations and an increase of $219,000 in labor and benefits expense on existing North American railroad operations.

     Diesel fuel expense was $5.2 million in the quarter ended March 31, 2003 compared to $2.8 million in the quarter ended March 31, 2002, an increase of $2.4 million or 82.8%. The increase was attributable to $829,000 in operating expense from new URC and Emons railroad operations and $1.5 million in existing North American railroad operations, primarily attributable to diesel fuel price increases.

     All other expenses combined were $23.9 million in the quarter ended March 31, 2003 compared to $20.4 million in the quarter ended March 31, 2002, an increase of $3.5 million or 17.4%. The increase was primarily attributable to new URC and Emons railroad operations.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 86.4% in the quarter ended March 31, 2003 from 86.5% in the quarter ended March 31, 2002.

Interest Expense

     Interest expense was $2.3 million in the quarter ended March 31, 2003 compared to $1.6 million in the quarter ended March 31, 2002, an increase of $742,000, or 46.4% due primarily to an increase in debt used to finance to the acquisitions of URC and Emons.

Other Income, Net

     Other income, net in the quarter ended March 31, 2003, was $326,000 compared to $105,000 in the quarter ended March 31, 2002, an increase of $221,000. Other income, net consists primarily of interest income and exchange rate transaction gains on foreign dollar-denominated cash accounts.

Income Taxes

     The Company’s effective income tax rate in the quarter ended March 31, 2003 was 36.4% compared to 34.2% in the quarter ended March 31, 2002. The increase is primarily attributable to an increase in the effective tax rate of the Company’s Mexico railroad operations.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net were $1.7 million in the quarter ended March 31, 2003, compared to $2.1 million in the quarter ended March 31, 2002, a decrease of $332,000. Equity earnings in the quarter ended March 31, 2003, consist of $2.0 million from Australian Railroad Group offset by an equity loss of $277,000 from South America affiliates. Equity earnings in the quarter ended March 31, 2002, consist of $1.8 million from Australian Railroad Group and $231,000 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

Net Income and Earnings Per Share

     The Company’s net income in the quarter ended March 31, 2003 was $5.5 million compared to net income of $5.4 million in the quarter ended March 31, 2002, an increase of $146,000. The increase in net income is the result of an increase in net income from North American railroad operations of $478,000, offset by a decrease in equity in net income of unconsolidated international affiliates of $332,000.

     Basic and Diluted Earnings Per Share in the quarter ended March 31, 2003 were $0.35 and $0.31 respectively, on weighted average shares of 15.0 million and 17.7 million respectively, compared to $0.35 and $0.31 respectively, on weighted average shares of 14.6 million and 17.5 million respectively, in the quarter ended March 31, 2002. The increases in weighted average shares outstanding for Basic and Diluted Earnings Per Share are primarily attributable to the exercise of employee stock options.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2003, the average currency translation rate for the quarter ended March 31, 2003 was 13.9% more favorable than the rate for the quarter ended March 31, 2002, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended March 31, 2003 and 2002, the Company recorded $2.0 million and $1.8 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income.

ARG Operating Revenues

     ARG’s operating revenues increased by $4.6 million, or 9.4%, to $53.4 million in the quarter ended March 31, 2003 of which $43.4 million were freight revenues and $10.0 million were non-freight revenues. Operating revenues in the quarter ended March 31, 2002 were $48.8 million of which $42.1 million were freight revenues and $6.7 million were non-freight revenues.

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2003 and 2002.

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended March 31, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload

Commodity Group	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total	2003	2002

Grain	$11,749	27.1%	$13,124	31.2%	27,812	14.4%	48,736	22.3%	$422	$269

Other Ores and Minerals	10,189	23.5%	8,766	20.8%	24,795	12.9%	23,821	10.9%	411	368

Iron Ore	7,486	17.3%	6,250	14.9%	43,007	22.3%	41,137	18.8%	174	152

Alumina	3,771	8.7%	3,286	7.8%	37,436	19.4%	37,752	17.2%	101	87

Bauxite	2,754	6.4%	2,428	5.8%	31,899	16.5%	31,607	14.4%	86	77

Hook and Pull (Haulage)	798	1.8%	2,735	6.5%	1,301	0.7%	11,073	5.1%	613	247

Gypsum	655	1.5%	580	1.4%	10,629	5.5%	10,009	4.6%	62	58

Other	5,954	13.7%	4,913	11.6%	16,014	8.3%	14,808	6.7%	372	332

Total	$43,356	100.0%	$42,082	100.0%	192,893	100.0%	218,943	100.0%	225	192

     ARG’s freight revenues were $43.4 million, an increase of $1.3 million that was entirely attributable to the appreciation of the Australian dollar. ARG’s carloads declined 26,050, or 11.9%, to 192,893, primarily as a result of a 20,924 carload decrease in grain due to drought conditions and a 9,772 carload decline in hook and pull due to the loss of business previously handled for two Australian companies prior to their joint acquisition of a previously state-owned railroad. Average freight revenue per carload increased from $192 to $225, primarily due to the rate structure of grain haulage contracts for lower volumes which resulted in a $153, or 56.9% increase in average revenue per grain carload.

     ARG’s non-freight railroad revenues were $10.0 million in the quarter ended March 31, 2003 compared to $6.7 million in the quarter March 31, 2002, an increase of $3.3 million or 49.6%. ARG’s non-freight revenue increase was primarily attributable to revenues from the ongoing construction of the Alice Springs to Darwin rail line.

ARG Operating Expenses

     ARG’s operating expenses were $41.3 million in the quarter ended March 31, 2003, compared to $37.4 million in the quarter ended March 31, 2002, an increase of $3.9 million or 10.4%. Operating expenses of $37.4 million in the quarter ended March 31, 2002 include $1.5 million of expense resulting from the mechanical failure of a locomotive and a subsequent collision at a switching yard in Kalgoorlie, Western Australia, and $827,000 of bid costs from the unsuccessful bid for the privatization of an Australian railroad.

     The following table sets forth a comparison of Australian Railroad Group’s railroad operating expenses in the quarters ended March 31, 2003 and 2002:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended March 31, 2003 and 2002
(U.S. dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

Labor and benefits	$9,634	18.1%	$9,424	19.3%

Equipment rents	354	0.7%	177	0.4%

Purchased services	12,660	23.7%	11,139	22.8%

Depreciation and amortization	5,157	9.7%	3,745	7.7%

Diesel fuel	4,940	9.3%	3,699	7.6%

Casualties and insurance	1,850	3.5%	3,147	6.5%

Materials	2,844	5.3%	1,281	2.5%

Net loss on sale and impairment of assets	(425)	-0.8%	(20)	0.0%

Other expenses	4,285	7.9%	4,829	9.9%

Total operating expenses	$41,299	77.4%	$37,421	76.7%

     Labor and benefits expense, as a percentage of revenues, decreased to 18.1% in the quarter ended March 31, 2003, compared to 19.3% in the quarter ended March 31, 2002. The decrease resulted primarily from a reduction in personnel due to a restructuring that took place in the fourth quarter of 2002.

     Purchased services expense increased to 23.7% of revenue in the quarter ended March 31, 2003, compared to 22.8% of revenues in the quarter ended March 31, 2002 primarily due to wagon (freight car) repair services.

     Depreciation and amortization expense, as a percentage of revenues, increased to 9.7% in the quarter ended March 31, 2003, compared to 7.7% in the quarter ended March 31, 2002. The higher depreciation expense results from an increase in depreciable assets due to ongoing capital expenditures and the acceleration of useful lives on certain existing rolling stock assets.

     Diesel fuel expense increased to 9.3% of revenues in the quarter ended March 31, 2003, compared to 7.6% of revenues in the quarter ended March 31, 2002, primarily due to higher fuel prices.

     Casualties and insurance costs decreased to 3.5% of revenues in the quarter ended March 31, 2003, compared to 6.5% of revenues in the quarter ended March 31, 2002, primarily due to the higher expense in the 2002 quarter resulting from the locomotive collision noted above.

     Materials expense, as a percentage of revenues, increased to 5.3% in the quarter ended March 31, 2003 compared to 2.5% in the quarter ended March 31, 2002. The higher materials expense is primarily due to an increase in wagon (freight car) wheel costs.

     Other expenses, as a percentage of revenues, decreased to 7.9% in the quarter ended March 31, 2003 compared to 9.9% in the quarter ended March 31, 2002. The decrease was primarily due to lower grain transfer costs in the 2003 quarter and costs in the 2002 quarter related to the unsuccessful bid for the privatization of an Australian railroad.

Liquidity and Capital Resources

     During the three months ended March 31, 2003 the Company generated cash from operations of $14.0 million, invested $2.0 million in capital assets (net of $36,000 in state grant funds received for track rehabilitation and construction), received $132,000 in cash from unconsolidated affiliates, and received $1.1 million in proceeds from employee stock purchases. The Company paid $250,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, $178,000 for the purchase of treasury stock, and had a net decrease in debt of $15.1 million during this same period primarily by using cash provided by operations to reduce debt.

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

     For 2003, the Company budgeted approximately $23.1 million in capital expenditures, primarily for track rehabilitation and $4.1 million for a locomotive upgrade project. These capital expenditures are net of $2.3 million that is expected to be funded by rehabilitation grants from state and federal agencies. In April 2003, the Company’s Board of Directors approved an additional $2.5 million in capital expenditures to finance a track project that enables one of the Company’s railroads to serve a major power plant customer with longer unit coal trains and which is part of a contract extension with that customer. Due to seasonal weather restrictions on track rehabilitation projects primarily in the northeast United States and Canada, approximately $2.0 million of budgeted capital expenditures was completed as of March 31, 2003.

     At March 31, 2003 the Company had long-term debt, including current portion, totaling $112.2 million, which comprised 31.5% of its total capitalization including the Convertible Preferred. At December 31, 2002 the Company had long-term debt, including current portion, totaling $125.4 million, which comprised 34.9% of its total capitalization including the Convertible Preferred.

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

     On October 31, 2002, the Company closed on $250 million of new senior secured credit facilities. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. The new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million ($160.0 million as of March 31, 2003) of unused borrowing capacity will be available for general corporate purposes including acquisitions.

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

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. One of these swaps expired at December 31, 2002. The remaining swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At March 31, 2003 and December 31, 2002, the notional amount under these agreements was $60.5 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $2.3 million and $2.3 million, respectively.

     During 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which have expired. The remaining options expire in September 2003 and March 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 11.97 Mexican Pesos to the U.S. Dollar and 12.91 Mexican Pesos to the U.S. Dollar. At March 31, 2003 and December 31, 2002, the notional amount under exchange rate options was $6.0 million and $6.4 million, respectively. The Company paid up-front premiums for these options of $86,000 and $66,000 in the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, the fair value of exchange rate currency options was $91,000 and $127,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a - 14(c) and 15(d) – 14(c)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois. The suit alleged that IMRR breached certain provisions of a stock purchase agreement entered into by a prior unrelated owner of the IMRR rail line. The provisions allegedly pertain to limitations on rates received by IMRR for freight hauled during the period February 6, 1996 through December 15, 1999, the date on which ComEd sold the Powerton plant. The suit sought $19.0 million in compensatory damages, plus interest, for alleged past rate overcharges.

     IMRR has served the Powerton Plant under the provisions of a 1987 Service Assurance Agreement (the SAA), entered into by a prior unrelated owner of the IMRR rail line. The SAA, among other things, provides that IMRR has exclusive access to provide rail service to the Powerton plant. ComEd did not assign the SAA to the purchaser of the Powerton plant. On July 18, 2002, the Company filed an amended counterclaim against ComEd in the Cook County action. The counterclaim sought a declaration of certain rights regarding the SAA and damages in excess of $45.0 million for ComEd’s failure to assign the SAA.

     On January 13, 2003, the Company filed a motion for summary judgment, seeking dismissal of ComEd’s claims. At the same time, ComEd filed a motion for summary judgment seeking to dismiss the Company’s counterclaim. On April 17, 2003, the Circuit Court granted both the Company’s and ComEd’s motions, effectively terminating the litigation.

     Both parties have the right to file appeals by May 16, 2003. The Company intends to appeal the dismissal of its counterclaim, and assumes that ComEd will also appeal the ruling against it. The Company believes that ComEd’s claims are without merit, and it will continue to vigorously defend against such claims. However, if ComEd is successful with its appeal, and the Company is unsuccessful, it could have a material adverse effect on the Company.

     The Company and its legal counsel believe that the ruling against the Company’s counterclaim was incorrect and that it will be reversed on appeal. No impairment of the SAA has been recognized nor has amortization commenced.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS — NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5. OTHER INFORMATION — NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A). EXHIBITS — SEE INDEX TO EXHIBITS

(B) REPORTS ON FORM 8-K — NONE

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

(ii) By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation (Exhibit 3.1)4

4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)4

4.3	Certificate of Correction to the Restated Certificate of Incorporation (Exhibit 3.1)6

4.4	Certificate of Amendment of the Restated Certificate of Incorporation (Exhibit 3.1)6

4.5	By-laws (Exhibit 3.1)1

4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

4.7	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)4

4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)4

4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)4

4.12	Form of Senior Debt Indenture (Exhibit j)5

4.13	Form of Subordinated Debt Indenture (Exhibit k)5

(10)	Material Contracts

Not applicable.

*(11.1)	Statement re computation of per share earnings

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

GENESEE & WYOMING INC.

Date: May 14, 2003	By: /s/John C. Hellmann Name: John C. Hellmann Title: Chief Financial Officer

Date: May 14, 2003	By: /s/Alan R. Harris Name: Alan R. Harris Title: Senior Vice President and Chief Accounting Officer

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

May 14, 2003	/s/Mortimer B. Fuller, III Mortimer B. Fuller, III Chairman and Chief Executive Officer

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

May 14, 2003	/s/John C. Hellmann John C. Hellmann Chief Financial Officer