Form 10-Q
period 2003-06-30
GENESEE & WYOMING INC
filed 2003-08-14
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended June 30, 2003 Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Shares of common stock outstanding as of the close of business on August 1, 2003:

Class	Number of Shares Outstanding

Class A Common Stock	13,298,348
Class B Common Stock	1,805,290

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

[X] YES         [  ] NO

INDEX

Page

Part I – Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Statements of Income – For the Three Month and Six Month Periods Ended June 30, 2003 and 2002	3
Consolidated Balance Sheets – As of June 30, 2003 and December 31, 2002	4
Consolidated Statements of Cash Flows – For the Six Month Periods Ended June 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6 – 17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
Part II – Other Information	34 – 35
Item 1. Legal Proceedings	34
Index to Exhibits	36 – 38
Signatures	39

Part I – Financial Information

Item 1. Financial Statements

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

OPERATING REVENUES	$62,937	$52,075	$121,798	$100,372

OPERATING EXPENSES:
Transportation	20,905	16,129	41,752	30,760
Maintenance of ways and structures	6,963	5,829	13,101	11,282
Maintenance of equipment	9,157	8,772	18,153	17,253
General and administrative	11,032	10,294	22,199	20,031
Net loss (gain) on sale and impairment of assets	175	(426)	176	(424)
Depreciation and amortization	3,843	3,113	7,568	6,566

Total operating expenses	52,075	43,711	102,949	85,468

INCOME FROM OPERATIONS	10,862	8,364	18,849	14,904
Interest expense	(2,167)	(1,691)	(4,510)	(3,291)
Other income, net	386	63	713	169

Income before income taxes and equity earnings	9,081	6,736	15,052	11,782
Provision for income taxes	3,702	2,283	5,875	4,009

Income before equity earnings	5,379	4,453	9,177	7,773
Equity in net income of international affiliates:
Australian Railroad Group	2,130	2,713	4,144	4,551
South America	186	269	(91)	499

Net income	7,695	7,435	13,230	12,823
Impact of preferred stock outstanding	293	293	586	586

Net income available to common stockholders	$7,402	$7,142	$12,644	$12,237

Basic earnings per common share	$0.49	$0.49	$0.84	$0.84

Weighted average shares	15,097	14,649	15,058	14,618

Diluted earnings per common share	$0.43	$0.42	$0.74	$0.73

Weighted average shares and equivalents	17,804	17,565	17,767	17,539

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	June 30,	Dec. 31,
	2003	2002

ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$12,329	$11,028
Accounts receivable, net	51,482	54,527
Materials and supplies	6,081	5,468
Prepaid expenses and other	5,898	7,447
Deferred income tax assets, net	2,681	2,484

Total current assets	78,471	80,954

PROPERTY AND EQUIPMENT, net	270,588	264,728
INVESTMENT IN UNCONSOLIDATED AFFILIATES	98,985	81,287
GOODWILL	24,447	24,174
INTANGIBLE ASSETS, net	53,315	53,504
OTHER ASSETS, net	9,467	10,212

Total assets	$535,273	$514,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,561	$6,116
Accounts payable	43,716	49,482
Accrued expenses	15,840	12,314

Total current liabilities	66,117	67,912

LONG-TERM DEBT, less current portion	106,589	119,301
DEFERRED INCOME TAX LIABILITIES, net	35,231	31,686
DEFERRED ITEMS—grants from government agencies	42,355	42,509
DEFERRED GAIN—sale-leaseback	4,216	4,448
OTHER LONG-TERM LIABILITIES	13,925	12,280
MINORITY INTEREST	3,189	3,122
REDEEMABLE CONVERTIBLE PREFERRED STOCK	24,066	23,980
STOCKHOLDERS’ EQUITY:
Class A common stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,639,203 and 15,425,624 shares issued and 13,291,595 and 13,087,108 shares outstanding (net of 2,347,608 and 2,338,516 in treasury) on June 30, 2003 and December 31, 2002, respectively	156	154
Class B common stock, $0.01 par value, ten votes per share; 5,000,000 shares authorized; 1,805,290 issued and outstanding on June 30, 2003 and December 31, 2002	18	18
Additional paid-in capital	129,982	127,741
Retained earnings	116,108	103,465
Accumulated other comprehensive income (loss)	5,766	(9,493)
Less treasury stock, at cost	(12,445)	(12,264)

Total stockholders’ equity	239,585	209,621

Total liabilities and stockholders’ equity	$535,273	$514,859

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,230	$12,823
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	7,568	6,566
Deferred income taxes	4,128	2,157
Loss (gain) on disposition of property	176	(424)
Equity earnings of unconsolidated international affiliates	(4,053)	(5,050)
Minority interest expense	67	268
Tax benefit realized upon exercise of stock options	648	395
Changes in assets and liabilities -
Accounts receivable	3,922	(334)
Materials and supplies	(493)	(1,049)
Prepaid expenses and other	1,496	231
Accounts payable and accrued expenses	(4,181)	(4,245)
Other assets and liabilities, net	558	1,047

Net cash provided by operating activities	23,066	12,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(7,135)	(8,900)
Locomotive upgrade project	(97)	—
Purchase of Emons Transportation Group, Inc., net of cash received	—	(29,449)
Cash received from unconsolidated international affiliate	132	—
Proceeds from disposition of property, including sale-leaseback	526	557

Net cash used in investing activities	(6,574)	(37,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(71,743)	(41,497)
Proceeds from issuance of long-term debt	55,000	51,500
Proceeds from employee stock purchases	1,594	986
Purchase of treasury stock	(180)	—
Dividends paid on Redeemable Convertible Preferred Stock	(500)	(500)

Net cash (used in) provided by financing activities	(15,829)	10,489

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	638	(565)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,301	(15,483)
CASH AND CASH EQUIVALENTS, beginning of period	11,028	28,732

CASH AND CASH EQUIVALENTS, end of period	$12,329	$13,249

CASH PAID DURING PERIOD FOR:
Interest	$4,023	$3,163
Income taxes	1,044	3,429

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2003 and 2002, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s 2002 Form 10-K. Certain prior period balances have been reclassified to conform with the 2003 presentation.

2.     EXPANSION OF OPERATIONS:

United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to increase that region’s annual carloads and enhance operations through more efficient routing of existing traffic. The Company is operating the rail line under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through June 30, 2003, no payments were required under this lease.

     On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program under which 15 URC employees were terminated in 2002. The aggregate $578,000 cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price (see table below). The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. URC (either directly or through its wholly-owned subsidiary, Salt Lake City Southern Railroad Company, Inc.) operates over 46 miles of owned track and 374 miles of track under track access agreements. The tracks over which URC operates run from Ogden, Utah to Grand Junction, Colorado. In addition, URC serves industrial customers in and around Salt Lake City, Utah through trackage rights from the Utah Transit Authority. The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in the acquisition of URC including the number of employees, reserve adjustments and actual cash payments:

Utah Railway Company
Schedule of Restructuring Activity

	Quarter Ended
	September 30, 2002	December 31, 2002
Number of Employees:
Beginning estimate of number of terminations	7	5
Additional terminations estimated during the quarter	—	8
Actual number of employees terminated	2	13

Ending estimate of number of employees to be terminated	5	—

Restructuring Reserve:
Beginning balance	$336,000	$179,000
Adjustments	—	242,000
Cash payments	157,000	421,000

Ending balance	$179,000	$—

     On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million) less assumed current liabilities ($4.5 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented early retirement and severance programs under which 24 Emons employees were terminated in 2002. The aggregate $804,000 cost of these restructuring activities is considered a liability assumed in the acquisition and as such, was allocated to the purchase price (see table below). The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. Emons is a short line railroad holding company with operations over 340 miles of track in Maine, Vermont, New Hampshire, Quebec and Pennsylvania. The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in the acquisition of Emons including the number of employees and actual cash payments:

Emons Transportation Group, Inc.
Schedule of Restructuring Activity

	Quarter Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2002	2002	2002	2002
Number of Employees:
Beginning estimate of number of terminations	24	8	3	2
Actual number of employees terminated	16	5	1	2

Ending estimate of number of employees to be terminated	8	3	2	—

Restructuring Reserve:
Beginning balance	$804,000	$243,000	$89,000	$43,000
Cash payments	561,000	154,000	46,000	43,000

Ending balance	$243,000	$89,000	$43,000	$—

Pro Forma Financial Results

     The following table summarizes the Company’s unaudited pro forma operating results for the three months and six months ended June 30, 2003 and 2002, as if URC and Emons had been acquired as of the beginning of the applicable period (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002

Operating revenues	$62,937	$60,795	$121,798	$115,675
Net income	7,695	7,830	13,230	13,804
Basic earnings per share	0.49	0.51	0.84	0.90
Diluted earnings per share	0.43	0.45	0.74	0.79

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

     The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Numerators:
Net income	$7,695	$7,435	$13,230	$12,823
Impact of Preferred Stock Outstanding	(293)	(293)	(586)	(586)

Net income available to common stockholders	$7,402	$7,142	$12,644	$12,237

Denominators:
Basic – weighted average common shares outstanding	15,097	14,649	15,058	14,618
Dilutive effect of employee stock options	261	470	263	475
Dilutive effect of Convertible Preferred Stock	2,446	2,446	2,446	2,446

	17,804	17,565	17,767	17,539

Income per common share:
Basic	$0.49	$0.49	$0.84	$0.84

Diluted	$0.43	$0.42	$0.74	$0.73

     On February 14, 2002, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2002 to stockholders of record as of February 28, 2002. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

4.	EQUITY INVESTMENTS

Australian Railroad Group (ARG)

     ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following are U.S. GAAP condensed balance sheets of ARG as of June 30, 2003 and December 31, 2002, and the related condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 2003 and 2002 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of June 30, 2003	$0.67
As of December 31, 2002	$0.56
Average for the three months ended June 30, 2003	$0.64
Average for the three months ended June 30, 2002	$0.55
Average for the six months ended June 30, 2003	$0.62
Average for the six months ended June 30, 2002	$0.54

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,483	$5,882
Accounts receivable, net	40,080	30,315
Materials and supplies	8,743	7,985
Prepaid expenses and other	5,421	2,061

Total current assets	68,727	46,243
PROPERTY AND EQUIPMENT, net	481,901	402,286
DEFERRED INCOME TAX ASSETS, net	3,965	8,094
RESTRICTED CASH	67,793	53,380
OTHER ASSETS, net	3,763	4,224

Total assets	$626,149	$514,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$160,009	$133,285
Accounts payable and accrued expenses	34,428	29,363
Current income tax liabilities	2,008	1,672

Total current liabilities	196,445	164,320
LONG-TERM BANK DEBT	234,118	195,017
OTHER LONG-TERM LIABILITIES	1,221	1,032
FAIR VALUE OF INTEREST RATE SWAPS	21,969	16,622
NON-INTEREST BEARING LOANS FROM SHAREHOLDERS	10,375	8,642
TOTAL STOCKHOLDERS’ EQUITY AND ADVANCES	162,021	128,594

Total liabilities and stockholders’ equity	$626,149	$514,227

     The non-interest bearing loans from shareholders in the amount of $10.4 million at June 30, 2003 and $8.6 million at December 31, 2002 are subordinated to senior debt and can only be re-paid from amounts available for distribution to equity. There are no current plans for payments to be made.

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Operating revenues	$59,912	$55,421	$113,272	$104,907

Operating expenses	46,574	41,079	87,607	78,390
Restructuring costs	—	—	267	—
Bid costs	—	—	—	827

Total operating expenses	46,574	41,079	87,874	79,217
Income from operations	13,338	14,342	25,398	25,690
Interest expense	(7,633)	(6,419)	(14,697)	(12,347)
Other income, net	779	174	1,538	316

Income before income taxes	6,484	8,097	12,239	13,659
Provision for income taxes	2,224	2,672	3,951	4,558

Net income	$4,260	$5,425	$8,288	$9,101

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,288	$9,101
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	10,875	7,882
Deferred income taxes	5,265	3,880
Gain on disposition of property	(633)	(151)
Changes in assets and liabilities	(4,320)	(14,300)

Net cash provided by operating activities	19,475	6,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,003)	(16,903)
Proceeds from disposition of property and equipment	2,716	151
Transfer to restricted cash	(3,396)	—

Net cash used in investing activities	(12,683)	(16,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	5,280

Net cash provided by financing activities	—	5,280

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	1,809	947

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,601	(4,113)
CASH AND CASH EQUIVALENTS, beginning of period	5,882	9,908

CASH AND CASH EQUIVALENTS, end of period	$14,483	$5,795

South America

     Empresa Ferroviaria Oriental, S.A. (Oriental) is a company which is 22.89%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings (losses) in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following condensed results of operations for Oriental for the three months and six months ended June 30, 2003 and 2002 have a U.S. functional currency and are based on accounting principles generally accepted in the United States of America (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Operating revenues	$6,667	$8,278	$11,420	$15,259
Net income	1,325	1,748	1,336	3,333

Condensed balance sheet information for Oriental as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

Current assets	$8,595	$15,153
Non-current assets	54,348	54,537

Total assets	$62,943	$69,690

Current liabilities	$4,089	$5,823
Non-current liabilities	3,710	3,853
Senior debt	1,259	1,350
Shareholders’ equity	53,885	58,664

Total liabilities and shareholders’ equity	$62,943	$69,690

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $141,000 and $142,000 for the three months and $288,000 and $286,000 for the six months ended June 30, 2003 and 2002, respectively, and is included in the Company’s equity income (loss) reported for South America for the three months and six months ended June 30, 2003 and 2002, respectively.

5.     COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following tables set forth the Company’s comprehensive income, net of tax, for the three months and six months ended June 30, 2003 and 2002:

Statement of Comprehensive Income
(in thousands)

	Three Months Ended
	June 30,
	2003	2002

Net income	$7,695	$7,435
Other comprehensive income (loss):
Foreign currency translation adjustments	12,725	441
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $517 and $156, respectively	(776)	(302)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax benefit of $448 and $362, respectively	(1,046)	(844)

Other comprehensive income	$18,598	$6,730

Statement of Comprehensive Income
(in thousands)

	Six Months Ended
	June 30,
	2003	2002

Net income	$13,230	$12,823
Other comprehensive income (loss):
Foreign currency translation adjustments	$18,322	5,538
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $505 and $23, respectively	(758)	(46)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax benefit of $801 and $1,144, respectively	(1,871)	(2,670)
Minimum pension liability adjustment, net of tax benefit of $186	(435)	—

Other comprehensive income	$28,488	$15,645

     For the six months ended June 30, 2002, approximately $1.2 million of net unrealized losses were recorded that related to 2001.

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of June 30, 2003, and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Net accumulated foreign currency translation adjustments	$16,663	$(1,660)
Net unrealized losses on qualifying cash flow hedges	(2,221)	(1,463)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(7,689)	(5,818)
Net unrealized minimum pension liability adjustment, net of tax	(987)	(552)

Accumulated other comprehensive income (loss) as reported	$5,766	$(9,493)

6. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

     The Company historically reported two similar business segments: North American Railroad Operations, which includes operating short line and regional railroads, and Industrial Switching, which included providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. The Company’s North American Railroad Operations is comprised of various operating segments which represent its various railroad lines. However, per the guidance noted in FAS 131, each line has similar characteristics so they have been aggregated into one segment. Effective January 1, 2003, the Company has changed its reporting to reflect one reportable business segment: North American Railroad Operations. This reporting change follows a change in internal structure whereby the chief operating decision maker now views industrial switching as part of a larger segment comprised of multiple railroad operations which are similar to the Company’s other North American Railroad operating segments.

Geographic Area Data

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Sales to external customers attributed to:
United States	$44,962	$36,961	$87,404	$70,236
Canada	9,509	6,908	18,360	14,802
Mexico	8,466	8,206	16,034	15,334

Total operating revenues	$62,937	$52,075	$121,798	$100,372

		As of
Long-lived assets located in:	As of June 30,	December 31,
	2003	2002
United States	$363,760	$358,150
Canada	53,364	36,545
Mexico	39,678	39,210

Total long-lived assets	$456,802	$433,905

7. DERIVATIVE FINANCIAL INSTRUMENTS:

Interest Rate Risk

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At June 30, 2003 and December 31, 2002, the notional amount under these agreements was $62.0 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $3.4 million and $2.3 million, respectively.

Foreign Currency Exchange Rate Risk

     During 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which have expired. The remaining options expire in September 2003 and March 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 11.97 Mexican Pesos to the U.S. Dollar and 12.91 Mexican Pesos to the U.S. Dollar. At June 30, 2003 and December 31, 2002, the notional amount under exchange rate options was $6.0 million and $6.4 million, respectively. The Company paid up-front premiums for these options of $66,000 and $86,000 in the quarters ended March 31, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, the fair value of exchange rate currency options was $20,000 and $127,000, respectively.

8. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible and other assets are as follows (in thousands):

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Chiapas-Mayab Operating License	$7,588	$948	$7,629	$826
Other amortizable assets	256	38	274	30
Unamortized intangible assets:
Service Assurance Agreement	10,566	—	10,566	—
Track Access Agreements	35,891		35,891	—
Deferred financing costs	7,689	2,352	7,515	1,750
Other assets	4,130	—	4,447	—

Total	$66,120	$3,338	$66,322	$2,606

     The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican pesos to U.S. dollars at different periods.

     Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore was no longer subject to amortization. However, as a result of the settlement of litigation in July 2003, the Company will amortize the SAA beginning in July 2003.

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

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2003	December 31, 2002

Goodwill:
Balance at beginning of period	$24,174	$24,144
Goodwill acquired during period	—	—
Amortization	—	—
Currency translation adjustment	273	30
Impairment losses	—	—

Balance at end of period	$24,447	$24,174

9. RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 2002, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that was previously included in equity or reported in the mezzanine section of the balance sheet as a liability, if that instrument is mandatorily redeemable and embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Financial Accounting Standards Board mandates that it be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company adopted SFAS No. 150 on June 30, 2003, and has determined this statement will have no impact on the Company’s financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others”, and (4) amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and all provisions of this Statement should be applied prospectively. This statement will have no impact on the Company’s financial statements.

10. SUBSEQUENT EVENT: SETTLEMENT OF LITIGATION WITH COMMONWEALTH EDISON COMPANY AND RESUMPTION OF AMORTIZATION OF SERVICE ASSURANCE AGREEMENT

     On July 23, 2003 the parties to the lawsuit between Illinois & Midland Railroad, Inc. (“IMRR”), a subsidiary to the Company, and Commonwealth Edison Company (“ComEd”) entered into a settlement agreement. Under the terms of the settlement agreement, both parties’ appeals will be dismissed and the parties will amend and restate the Service Assurance Agreement. The Amended and Restated Service Assurance Agreement will provide that IMRR will continue to have the exclusive right to provide rail service to a coal-fired electricity generation plant in Illinois. As a result, the Company will amortize the SAA beginning in July 2003.

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

     United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to add approximately 20,000 carloads of paper, lumber and agricultural products to that region’s annual carloads. The line is also expected to enhance operations through more efficient routing of existing traffic. The rail line is being operated under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through June 30, 2003, no payments were required under this lease.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

North American Railroad Operating Revenues

     North American operating revenues (which exclude revenues from the Company’s equity investments) were $62.9 million in the quarter ended June 30, 2003 compared to $52.1 million in the quarter ended June 30, 2002, an increase of $10.9 million or 20.9%. The $10.9 million increase was attributable to $6.5 million in revenues from new Oregon and URC railroad operations and a $4.4 million increase in existing North American railroad revenues. The $6.5 million increase in operating revenues from new Oregon and URC consisted of $4.4 million in freight revenues and $2.1 million in non-freight revenues. The $4.4 million increase on existing North American railroad operations consisted of $3.3 million in freight revenues and $1.2 million in non-freight revenues.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2003 and 2002:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended June 30, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Coal, Coke & Ores	$9,805	20.8%	$5,523	14.0%	40,132	29.9%	27,431	24.9%	$244	$201
Pulp & Paper	7,943	16.8%	6,526	16.5%	19,105	14.3%	16,403	14.9%	416	398
Petroleum Products	6,183	13.1%	5,610	14.2%	7,707	5.8%	7,795	7.1%	802	720
Minerals & Stone	5,821	12.3%	5,736	14.5%	14,672	10.9%	13,167	12.0%	397	436
Metals	4,678	9.9%	4,046	10.2%	16,528	12.3%	14,431	13.1%	283	280
Lumber & Forest Products	4,580	9.7%	3,294	8.3%	14,777	11.0%	9,122	8.3%	310	361
Chemicals & Plastics	2,856	6.1%	2,567	6.5%	5,958	4.4%	5,231	4.7%	479	491
Farm & Food Products	2,599	5.5%	2,498	6.3%	6,591	4.9%	5,744	5.2%	394	435
Autos & Auto Parts	1,706	3.6%	2,135	5.4%	4,234	3.2%	4,985	4.5%	403	428
Intermodal	431	0.9%	355	0.9%	1,692	1.3%	1,515	1.4%	255	234
Other	551	1.3%	1,206	3.2%	2,612	2.0%	4,340	3.9%	211	278

Total	$47,153	100.0%	$39,496	100.0%	134,008	100.0%	110,164	100.0%	352	359

     Total North American carloads were 134,008 in the quarter ended June 30, 2003 compared to 110,164 in the quarter ended June 30, 2002, an increase of 23,844, or 21.6%. The increase consists of 17,862 from new Oregon and URC railroad operations and an increase of 5,982 on existing North American railroad operations primarily due to a 1,823 increase in carloads of Coal, a 1,542 increase in carloads of Lumber and Forest Products and a 1,511 increase in carloads of Pulp and Paper. The average revenue per carload decreased to $352 in the quarter ended June 30, 2003, compared to $359 per carload in the quarter ended June 30, 2002, a decrease of 2.0%. The decline in revenues per carload was due, in part, to a change in the traffic mix in Minerals & Stone as salt shipments in the Company’s New York-Pennsylvania region were shorter haul and therefore lower yielding, and in part, to the overall decline in revenues per carload from the Company’s Mexico region due to the 10.5% depreciation of the Peso. Also, new lower-yielding Lumber and Forest Products traffic associated with the additional rail line in Oregon contributed to the decline in revenues per carload.

     North American non-freight railroad revenues were $15.8 million in the quarter ended June 30, 2003 compared to $12.6 million in the quarter June 30, 2002, an increase of $3.2 million or 25.5%. The $3.2 million increase was attributable to $2.1 million of non-freight revenues from new Oregon and URC railroad operations and a $1.1 million increase on existing North American railroad operations. The following table compares North American non-freight revenues for the quarters ended June 30, 2003 and 2002:

North American Railroad
Non-Freight Operating Revenues Comparison
Quarters Ended June 30, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$8,335	52.8%	$6,797	54.0%
Car hire and rental income	1,722	10.9%	1,808	14.4%
Car repair services	1,056	6.7%	1,004	8.0%
Other operating income	4,670	29.6%	2,970	23.6%

Total non-freight revenues	$15,783	100.0%	$12,579	100.0%

North America Railroad Operating Expenses

     North American operating expenses were $52.1 million in the quarter ended June 30, 2003, compared to $43.7 million in the quarter ended June 30, 2002, an increase of $8.4 million or 19.1%. The increase was attributable to $3.8 million in operating expenses from new URC railroad operations and an increase of $4.6 million in operating expenses on existing North American railroad operations. The $4.6 million increase on existing North American railroad operations was partially attributable to $842,000 from locomotive diesel fuel price increases, $495,000 from increased insurance costs and $415,000 from increased derailments. The increase also included the incremental costs associated with the additional rail line in Oregon.

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended June 30, 2003 and 2002:

North American Railroad
Operating Expense Comparison
Quarters Ended June 30, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$21,933	34.8%	$19,112	36.7%
Equipment rents	4,302	6.8%	4,614	8.9%
Purchased services	4,913	7.8%	3,957	7.6%
Depreciation and amortization	3,843	6.1%	3,113	6.0%
Diesel fuel	4,449	7.1%	3,131	6.0%
Casualties and insurance	3,328	5.3%	2,355	4.5%
Materials	3,969	6.3%	3,268	6.3%
Net loss (gain) on sale and impairment of assets	175	0.3%	(426)	(0.8%)
Other expenses	5,163	8.2%	4,587	8.7%

Total operating expenses	$52,075	82.7%	$43,711	83.9%

     Labor and benefits expense was $21.9 million in the quarter ended June 30, 2003 compared to $19.1 million in the quarter ended June 30, 2002, an increase of $2.8 million or 14.8%. The increase was attributable to $1.7 million in labor and benefits expense from new URC railroad operations and an increase of $1.1 million in labor and benefits expense on existing North American railroad operations due primarily to increased traffic levels as well as incremental costs associated with the additional rail line in Oregon.

     Purchased Services expense was $4.9 million in the quarter ended June 30, 2003 compared to $3.9 million in the quarter ended June 30, 2002, an increase of $1.0 million or 24.2%. The increase was attributable to $663,000 from new URC railroad operations and $292,000 on existing North American railroad operations including the incremental costs associated with the additional rail line in Oregon.

     Diesel fuel expense was $4.4 million in the quarter ended June 30, 2003 compared to $3.1 million in the quarter ended June 30, 2002, an increase of $1.3 million or 42.1%. The increase was attributable to $476,000 in operating expense from new URC railroad operations and $842,000 on existing North American railroad operations, primarily attributable to diesel fuel price increases.

     Casualties and insurance expense was $3.3 million in the quarter ended June 30, 2003 compared to $2.3 million in the quarter ended June 30, 2002, an increase of $1.0 million or 41.3%. The increase was attributable to $90,000 from new URC railroad operations, and $495,000 in liability and property insurance expense and $415,000 in derailment expense on existing North American railroad operations.

     All other expenses combined were $17.6 million in the quarter ended June 30, 2003 compared to $15.3 million in the quarter ended June 30, 2002, an increase of $2.3 million or 15.1% of which $846,000 was attributable to new URC railroad operations and $1.4 million was on existing North American railroad operations including the incremental costs associated with the additional rail line in Oregon.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 82.7% in the quarter ended June 30, 2003 from 83.9% in the quarter ended June 30, 2002.

Interest Expense

     Interest expense was $2.2 million in the quarter ended June 30, 2003 compared to $1.7 million in the quarter ended June 30, 2002, an increase of $476,000, or 28.1% primarily due to an increase in debt used for the acquisition of URC.

Other Income, Net

     Other income, net in the quarter ended June 30, 2003, was $386,000 compared to $63,000 in the quarter ended June 30, 2002, an increase of $323,000. Other income, net consists primarily of exchange rate transaction gains on foreign dollar-denominated cash accounts and interest income.

Income Taxes

     The Company’s effective income tax rate in the quarter ended June 30, 2003 was 40.8% compared to 33.9% in the quarter ended June 30, 2002. The increase was primarily attributable to an increase in the effective tax rate of the Company’s Mexico railroad operations.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates were $2.3 million in the quarter ended June 30, 2003, compared to $3.0 million in the quarter ended June 30, 2002, a decrease of $666,000. Equity earnings in the quarter ended June 30, 2003, consisted of $2.1 million from Australian Railroad Group and $186,000 from South America affiliates. Equity earnings in the quarter ended June 30, 2002, consisted of $2.7 million from Australian Railroad Group and $269,000 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

Net Income and Earnings Per Share

     The Company’s net income in the quarter ended June 30, 2003 was $7.7 million compared to net income of $7.4 million in the quarter ended June 30, 2002, an increase of $260,000. The increase in net income is the result of an increase in net income from North American railroad operations of $926,000, offset by a decrease in equity in net income of unconsolidated international affiliates of $666,000.

     Basic and Diluted Earnings Per Share in the quarter ended June 30, 2003 were $0.49 and $0.43 respectively, on weighted average shares of 15.1 million and 17.8 million respectively, compared to $0.49 and $0.42 respectively, on weighted average shares of 14.6 million and 17.6 million respectively, in the quarter ended June 30, 2002. The increases in weighted average shares outstanding for Basic and Diluted Earnings Per Share are primarily attributable to the exercise of employee stock options.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The 16.1% appreciation of the Australian dollar relative to the U.S. dollar between the quarter ended June 30, 2003 and the quarter ended June 30, 2002, should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended June 30, 2003 and 2002, the Company recorded $2.1 million and $2.7 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income.

ARG Operating Revenues

     ARG’s operating revenues increased by $4.5 million, or 8.1%, to $59.9 million in the quarter ended June 30, 2003 of which $49.2 million were freight revenues and $10.7 million were non-freight revenues. Operating revenues in the quarter ended June 30, 2002 were $55.4 million of which $46.3 million were freight revenues and $9.1 million were non-freight revenues.

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2003 and 2002:

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended June 30, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload

		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Grain	$15,662	31.8%	$14,819	32.0%	41,005	19.9%	44,800	20.5%	$382	$331
Other Ores and Minerals	11,210	22.8%	9,859	21.3%	25,500	12.4%	25,482	11.6%	440	387
Iron Ore	8,194	16.6%	7,499	16.2%	41,597	20.1%	47,022	21.5%	197	159
Alumina	4,173	8.5%	3,483	7.5%	38,646	18.7%	37,636	17.2%	108	93
Bauxite	2,916	5.9%	2,530	5.5%	32,105	15.6%	31,452	14.4%	91	80
Hook and Pull (Haulage)	884	1.8%	1,713	3.7%	1,592	0.8%	5,589	2.6%	555	306
Gypsum	655	1.3%	643	1.4%	10,677	5.2%	10,446	4.8%	61	62
Other	5,527	11.3%	5,797	12.5%	15,321	7.4%	16,479	7.5%	361	352

Total	$49,221	100.0%	$46,343	100.0%	206,443	100.0%	218,906	100.0%	238	212

     ARG’s freight revenues were $49.2 million, an increase of $2.9 million that was attributable to the appreciation of the Australian dollar. ARG’s carloads declined 12,463, or 5.7%, to 206,443, primarily as a result of a 5,425 carload decrease in iron ore due to less demand for haulage, a 3,997 carload decline in hook and pull due to the loss of business previously handled for two Australian companies prior to their joint acquisition of a previously state-owned railroad, and a 3,795 carload decrease in grain due to lower grain harvests in Western and Southern Australia. Average freight revenue per carload increased from $212 to $238, primarily due to the appreciation of the Australian dollar.

     ARG’s non-freight railroad revenues were $10.7 million in the quarter ended June 30, 2003 compared to $9.1 million in the quarter June 30, 2002, an increase of $1.6 million, or 17.8%. ARG’s non-freight revenue increase was primarily attributable to the appreciation of the Australian dollar.

ARG Operating Expenses

     ARG’s operating expenses were $46.6 million in the quarter ended June 30, 2003, compared to $41.1 million in the quarter ended June 30, 2002, an increase of $5.5 million, or 13.4%, that was primarily attributable to the appreciation of the Australian dollar.

     The following table sets forth a comparison of Australian Railroad Group’s railroad operating expenses in the quarters ended June 30, 2003 and 2002:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended June 30, 2003 and 2002
(U.S. dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$10,983	18.3%	$9,802	17.6%
Equipment rents	368	0.6%	334	0.6%
Purchased services	14,190	23.7%	12,151	21.9%
Depreciation and amortization	5,718	9.5%	4,137	7.5%
Diesel fuel	5,034	8.4%	4,223	7.6%
Casualties and insurance	3,031	5.1%	3,002	5.4%
Materials	2,590	4.3%	1,868	3.4%
Net gain on sale and impairment of assets	(208)	(0.3%)	(130)	(0.2%)
Other expenses	4,868	8.1%	5,692	10.3%

Total operating expenses	$46,574	77.7%	$41,079	74.1%

     Purchased services expense increased to 23.7% of revenue in the quarter ended June 30, 2003, compared to 21.9% of revenues in the quarter ended June 30, 2002 primarily due to an increase in contractor track maintenance work.

     Depreciation and amortization expense, as a percentage of revenues, increased to 9.5% in the quarter ended June 30, 2003, compared to 7.5% in the quarter ended June 30, 2002. The higher depreciation expense results from an increase in depreciable assets due to capital expenditures and the shortening of useful lives on certain existing rolling stock assets.

     Diesel fuel expense increased to 8.4% of revenues in the quarter ended June 30, 2003, compared to 7.6% of revenues in the quarter ended June 30, 2002, primarily due to higher fuel prices.

     Casualties and insurance costs decreased to 5.1% of revenues in the quarter ended June 30, 2003, compared to 5.4% of revenues in the quarter ended June 30, 2002, primarily due to improved safety performance partially offset by increases in insurance costs.

     Materials expense, as a percentage of revenues, increased to 4.3% in the quarter ended June 30, 2003 compared to 3.4% in the quarter ended June 30, 2002. The higher materials expense is primarily due to an increase in track maintenance work.

     Other expenses, as a percentage of revenues, decreased to 8.1% in the quarter ended June 30, 2003 compared to 10.3% in the quarter ended June 30, 2002. The decrease was primarily due to lower grain transfer costs and various other cost reductions.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

North American Railroad Operating Revenues

     North American operating revenues (which exclude revenues from the Company’s equity investments) were $121.8 million in the six months ended June 30, 2003 compared to $100.4 million in the six months ended June 30, 2002, an increase of $21.4 million or 21.3%. The increase was attributable to $16.0 million in revenues from new Oregon, URC and Emons railroad operations and a $5.4 million increase in existing North American railroad revenues. The $21.4 million increase in operating revenues consisted of $15.2 million in freight revenues of which $10.9 million was from new Oregon, URC and Emons railroad operations and $4.3 million was on existing North American railroad operations, and $6.2 million in non-freight revenues of which $5.2 million was from new Oregon, URC and Emons railroad operations and $1.0 million was on existing North American railroad operations.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2003 and 2002:

North American Freight Revenues and Carloads Comparison by Commodity Group
Six Months Ended June 30, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
		Freight Revenues				Carloads			Per Carload

		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Coal, Coke & Ores	$19,648	21.4%	$11,709	15.3%	82,111	31.1%	56,459	26.1%	$239	$207
Pulp & Paper	15,269	16.7%	12,116	15.8%	36,979	14.0%	30,717	14.2%	413	394
Petroleum Products	12,671	13.8%	10,647	13.9%	16,397	6.2%	14,855	6.9%	773	717
Minerals & Stone	11,097	12.1%	11,125	14.5%	28,665	10.9%	24,262	11.2%	387	459
Metals	8,585	9.4%	7,784	10.2%	30,388	11.5%	27,899	12.9%	283	279
Lumber & Forest Products	8,443	9.2%	6,248	8.2%	26,856	10.2%	17,480	8.1%	314	357
Farm & Food Products	5,491	6.0%	5,225	6.8%	14,862	5.6%	14,076	6.5%	369	371
Chemicals & Plastics	5,434	5.9%	4,774	6.2%	11,633	4.4%	9,779	4.5%	467	488
Autos & Auto Parts	3,235	3.5%	3,912	5.1%	7,991	3.0%	9,421	4.4%	405	415
Intermodal	788	0.9%	561	0.7%	2,988	1.1%	2,377	1.1%	264	236
Other	1,018	1.1%	2,387	3.3%	5,068	2.0%	8,673	4.1%	201	275

Total	$91,679	100.0%	$76,488	100.0%	263,938	100.0%	215,998	100.0%	347	354

     Total North American carloads were 263,938 in the six months ended June 30, 2003 compared to 215,998 in the six months ended June 30, 2002, an increase of 47,940, or 22.2%. The increase consists of 36,922 from new Oregon, URC and Emons railroad operations and an increase of 11,018 on existing North American railroad operations due largely to a 5,301 increase in carloads of coal and a 3,311 increase in carloads of minerals and stone. The average revenue per carload decreased to $347 in the six months ended June 30, 2003, compared to $354 per carload in the six months ended June 30, 2002, a decrease of 2.0%. The decline in revenues per carload was due, in part, to a change in the traffic mix in Minerals & Stone as salt shipments in the Company’s New York-Pennsylvania region were shorter haul and therefore lower yielding, and in part, to the overall decline in revenues per carload from the Company’s Mexico region due to the 14.3% depreciation of the Peso. Also, new lower-yielding Lumber and Forest Products traffic associated with the additional rail line in Oregon contributed to the decline in revenues per carload.

     North American non-freight railroad revenues were $30.1 million in the six months ended June 30, 2003 compared to $23.9 million in the six months June 30, 2002, an increase of $6.2 million or 26.1%. The $6.2 million increase consisted of $5.2 million of non-freight revenues from new Oregon, URC and Emons railroad operations and a $1.0 million increase on existing North American railroad operations. The following table compares North American non-freight revenues for the six months ended June 30, 2003 and 2002:

North American Railroad
Non-Freight Operating Revenues Comparison
Six Months Ended June 30, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad switching	$16,071	53.4%	$12,765	53.4%
Car hire and rental income	3,502	11.6%	3,778	15.8%
Car repair services	2,197	7.3%	1,765	7.4%
Other operating income	8,349	27.7%	5,576	23.4%

Total non-freight revenues	$30,119	100.0%	$23,884	100.0%

North America Railroad Operating Expenses

     North American operating expenses were $102.9 million in the six months ended June 30, 2003, compared to $85.5 million in the six months ended June 30, 2002, an increase of $17.5 million or 20.5%. The increase was attributable to $10.8 million in operating expenses from new URC and Emons railroad operations and an increase of $6.7 million in operating expenses on existing North American railroad operations of which approximately $2.4 million was from locomotive diesel fuel price increases and approximately $1.0 million was from increased insurance premium expense. The increase also included the incremental costs associated with the additional rail line in Oregon.

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the six months ended June 30, 2003 and 2002:

North American Railroad
Operating Expense Comparison
Six Months Ended June 30, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$43,800	36.0%	$37,738	37.6%
Equipment rents	8,800	7.2%	8,709	8.7%
Purchased services	8,956	7.4%	7,369	7.3%
Depreciation and amortization	7,568	6.2%	6,566	6.5%
Diesel fuel	9,620	7.9%	5,960	5.9%
Casualties and insurance	6,299	5.2%	4,457	4.4%
Materials	7,665	6.3%	6,079	6.1%
Net loss (gain) on sale and impairment of assets	176	0.1%	(424)	(0.4%)
Other expenses	10,065	8.2%	9,014	9.1%

Total operating expenses	$102,949	84.5%	$85,468	85.2%

     Labor and benefits expense was $43.8 million in the six months ended June 30, 2003 compared to $37.7 million in the six months ended June 30, 2002, an increase of $6.1 million or 16.1%. The increase was attributable to $4.8 million in labor and benefits expense from new URC and Emons railroad operations and an increase of $1.3 million in labor and benefits expense on existing North American railroad operations.

     Diesel fuel expense was $9.6 million in the six months ended June 30, 2003 compared to $5.9 million in the six months ended June 30, 2002, an increase of $3.7 million or 61.4%. The increase was attributable to $1.3 million in diesel fuel expense from new URC and Emons railroad operations and $2.4 million in existing North American railroad operations, primarily attributable to diesel fuel price increases.

     Casualties and insurance expense was $6.3 million in the six months ended June 30, 2003 compared to $4.5 million in the six months ended June 30, 2002, an increase of $1.8 million or 41.3%. The increase was attributable to $402,000 of expense from new URC and Emons railroad operations, and increases of $1.0 million in liability and property insurance premiums and $440,000 in derailments and claims expense on existing North American railroad operations.

     All other expenses combined were $43.2 million in the six months ended June 30, 2003 compared to $37.3 million in the six months ended June 30, 2002, an increase of $5.9 million or 15.9% of which $4.3 million was from new URC and Emons railroad operations and $1.6 million was on existing North American railroad operations.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 84.5% in the six months ended June 30, 2003 from 85.2% in the six months ended June 30, 2002.

Interest Expense

     Interest expense was $4.5 million in the six months ended June 30, 2003 compared to $3.3 million in the six months ended June 30, 2002, an increase of $1.2 million or 37.0% due primarily to an increase in debt used to finance the acquisitions of URC and Emons.

Other Income, Net

     Other income, net in the six months ended June 30, 2003, was $713,000 compared to $169,000 in the six months ended June 30, 2002, an increase of $544,000. Other income, net consists primarily of exchange rate transaction gains on foreign dollar-denominated cash accounts and interest income.

Income Taxes

     The Company’s effective income tax rate in the six months ended June 30, 2003 was 39.0% compared to 34.0% in the six months ended June 30, 2002. The increase was primarily attributable to an increase in the effective tax rate of the Company’s Mexico railroad operations.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net were $4.1 million in the six months ended June 30, 2003, compared to $5.1 million in the six months ended June 30, 2002, a decrease of $1.0 million. Equity earnings in the six months ended June 30, 2003, consisted of $4.1 million from Australian Railroad Group offset by an equity loss of $91,000 from South America affiliates. Equity earnings in the six months ended June 30, 2002, consisted of $4.6 million from Australian Railroad Group and $499,000 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

Net Income and Earnings Per Share

     The Company’s net income in the six months ended June 30, 2003 was $13.2 million compared to net income of $12.8 million in the six months ended June 30, 2002, an increase of $407,000. The increase in net income is the result of an increase in net income from North American railroad operations of $1.4 million, offset by a decrease in equity in net income of unconsolidated international affiliates of $1.0 million.

     Basic and Diluted Earnings Per Share in the six months ended June 30, 2003 were $0.84 and $0.74 respectively, on weighted average shares of 15.1 million and 17.8 million respectively, compared to $0.84 and $0.73 respectively, on weighted average shares of 14.6 million and 17.5 million respectively, in the six months ended June 30, 2002. The increases in weighted average shares outstanding for Basic and Diluted Earnings Per Share are primarily attributable to the exercise of employee stock options.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The 15.1% appreciation of the Australian dollar relative to the U.S. dollar between the six months ended June 30, 2003 and the six months ended June 30, 2002, should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the six months ended June 30, 2003 and 2002, the Company recorded $4.1 million and $4.6 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income.

ARG Operating Revenues

     ARG’s operating revenues increased by $8.4 million, or 8.0%, to $113.3 million in the six months ended June 30, 2003 of which $92.6 million were freight revenues and $20.7 million were non-freight revenues. Operating revenues in the six months ended June 30, 2002 were $104.9 million of which $88.4 million were freight revenues and $16.5 million were non-freight revenues.

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2003 and 2002:

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Six Months Ended June 30, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
		Freight							Per
		Revenues			Carloads				Carload

		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Grain	$27,411	29.6%	$27,943	31.6%	68,817	17.2%	93,536	21.4%	$398	$299
Other Ores and Minerals	21,399	23.1%	18,625	21.1%	50,295	12.6%	49,303	11.3%	425	378
Iron Ore	15,680	16.9%	13,749	15.5%	84,604	21.2%	88,159	20.1%	185	156
Alumina	7,944	8.6%	6,769	7.7%	76,082	19.1%	75,388	17.2%	104	90
Bauxite	5,670	6.1%	4,958	5.6%	64,004	16.0%	63,059	14.4%	89	79
Hook and Pull (Haulage)	1,682	1.8%	4,448	5.0%	2,893	0.7%	16,662	3.8%	581	267
Gypsum	1,310	1.4%	1,223	1.4%	21,306	5.3%	20,455	4.7%	61	60
Other	11,481	12.5%	10,710	12.1%	31,335	7.9%	31,287	7.1%	366	342

Total	$92,577	100.0%	$88,425	100.0%	399,336	100.0%	437,849	100.0%	232	202

     ARG’s freight revenues were $92.6 million, an increase of $4.2 million that was primarily attributable to the appreciation of the Australian dollar. ARG’s carloads declined 38,513, or 8.8%, to 399,336, primarily as a result of a 24,719 carload decrease in grain due to drought conditions and lower harvests, and a 13,769 carload decline in hook and pull due to the loss of business previously handled for two Australian companies prior to their joint acquisition of a previously state-owned railroad. Average freight revenue per carload increased to $232 from $202, primarily due to the appreciation of the Australian dollar and the rate structure of grain haulage contracts for lower volumes which combined to result in a $99, or 33.1% increase in average revenue per grain carload.

     ARG’s non-freight railroad revenues were $20.7 million in the six months ended June 30, 2003 compared to $16.5 million in the six months June 30, 2002, an increase of $4.2 million or 25.6%. In addition to the appreciation of the Australian dollar, ARG’s non-freight revenue increase was primarily attributable to revenues from the ongoing construction of the Alice Springs to Darwin rail line and increased sales of locomotive diesel fuel.

ARG Operating Expenses

     ARG’s operating expenses were $87.9 million in the six months ended June 30, 2003, compared to $79.2 million in the six months ended June 30, 2002, an increase of $8.7 million or 10.9% primarily due to the appreciation of the Australian dollar. Operating expenses of $79.2 million in the six months ended June 30, 2002 include $1.5 million of expense resulting from the mechanical failure of a locomotive and a subsequent collision at a switching yard in Kalgoorlie, Western Australia, and $827,000 of bid costs from the unsuccessful bid for the privatization of an Australian railroad.

     The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the six months ended June 30, 2003 and 2002:

Australian Railroad Group
Operating Expense Comparison
Six Months Ended June 30, 2003 and 2002
(U.S. dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$20,617	18.2%	$19,203	18.3%
Equipment rents	722	0.6%	505	0.5%
Purchased services	26,850	23.7%	23,243	22.2%
Depreciation and amortization	10,875	9.6%	7,882	7.5%
Diesel fuel	9,974	8.8%	7,899	7.5%
Casualties and insurance	4,881	4.3%	6,151	5.9%
Materials	5,434	4.8%	3,126	3.0%
Net (gain) on sale and impairment of assets	(633)	-0.6%	(151)	-0.1%
Other expenses	9,154	8.2%	11,359	10.8%

Total operating expenses	$87,874	77.6%	$79,217	75.6%

     Purchased services expense increased to 23.7% of revenue in the six months ended June 30, 2003, compared to 22.2% of revenues in the six months ended June 30, 2002 primarily due to increased contractor railcar repair services and track maintenance work.

     Depreciation and amortization expense, as a percentage of revenues, increased to 9.6% in the six months ended June 30, 2003, compared to 7.5% in the six months ended June 30, 2002. The higher depreciation expense resulted from an increase in depreciable assets due to capital expenditures and the shortening of useful lives on certain existing rolling stock assets.

     Diesel fuel expense increased to 8.8% of revenues in the six months ended June 30, 2003, compared to 7.5% of revenues in the six months ended June 30, 2002, primarily due to higher fuel prices.

     Casualties and insurance expense decreased to 4.3% of revenues in the six months ended June 30, 2003, compared to 5.9% of revenues in the six months ended June 30, 2002, primarily due to an improved safety record.

     Materials expense, as a percentage of revenues, increased to 4.8% in the six months ended June 30, 2003 compared to 3.0% in the six months ended June 30, 2002. The higher materials expense was primarily due to an increase in railcar wheel costs and track maintenance work.

     Other expenses, as a percentage of revenues, decreased to 8.2% in the six months ended June 30, 2003 compared to 10.8% in the six months ended June 30, 2002. The decrease was primarily due to lower grain transfer costs in the six months ended June 30, 2003 compared to costs in the six months ended June 30, 2002 which included $827,000 of costs related to the unsuccessful bid for the privatization of an Australian railroad.

Liquidity and Capital Resources

     During the six months ended June 30, 2003 the Company generated cash from operations of $23.1 million, invested $7.2 million in capital assets (net of $469,000 in state grant funds received for track rehabilitation and construction), received $132,000 in cash from unconsolidated affiliates, received $526,000 in proceeds from the disposition of property, and received $1.6 million in proceeds from employee stock purchases. The Company paid $500,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, $180,000 for the purchase of treasury stock all of which results from employee stock option holders using shares already owned by the option holder to pay for option exercises under the Company’s 1996 Stock Option Plan, and had a net decrease in debt of $16.7 million during this same period primarily by using cash provided by operations to reduce debt.

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

     For 2003, the Company budgeted approximately $23.1 million in capital expenditures, primarily for track rehabilitation and $4.1 million for a locomotive upgrade project. These capital expenditures are net of $2.3 million that is expected to be funded by rehabilitation grants from state and federal agencies. In April 2003, the Company’s Board of Directors approved an additional $2.5 million in capital expenditures to finance a track project that enables one of the Company’s railroads to serve a major power plant customer with longer unit coal trains and which is part of a contract extension with that customer. Approximately $7.2 million of budgeted capital expenditures was completed as of June 30, 2003.

     At June 30, 2003 the Company had long-term debt, including current portion, totaling $113.2 million, which comprised 30.0% of its total capitalization (total debt plus Convertible Preferred plus total Stockholders’ Equity. At December 31, 2002 the Company had long-term debt, including current portion, totaling $125.4 million, which comprised 34.9% of its total capitalization including the Convertible Preferred.

     The Company has historically relied on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. The Company believes that its cash flow from operations together with amounts available under the credit facilities will enable the Company to meet its liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

     On October 31, 2002, the Company closed on $250.0 million of new senior secured credit facilities. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. The new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million ($160.4 million as of June 30, 2003) of unused borrowing capacity is available for general corporate purposes including acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At June 30, 2003 and December 31, 2002, the notional amount under these agreements was $62.0 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $3.4 million and $2.3 million, respectively.

     During 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which have expired. The remaining options expire in September 2003 and March 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 11.97 Mexican Pesos to the U.S. Dollar and 12.91 Mexican Pesos to the U.S. Dollar. At June 30, 2003 and December 31, 2002, the notional amount under exchange rate options was $6.0 million and $6.4 million, respectively. The Company paid up-front premiums for these options of $66,000 and $86,000 in the quarters ended March 31, 2003 and December 31, 2002, respectively. At June 30, 2003 and December 31, 2002, the fair value of exchange rate currency options was $20,000 and $127,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation Of Disclosure Controls And Procedures. The Company’s Chairman and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) evaluated its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

(b)	Changes In Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2003 the parties to the lawsuit between Illinois & Midland Railroad, Inc. (“IMRR”), a subsidiary to the Company, and Commonwealth Edison Company (“ComEd”) entered into a settlement agreement. Under the terms of the settlement agreement, both parties’ appeals will be dismissed and the parties will amend and restate the Service Assurance Agreement. The Amended and Restated Service Assurance Agreement will provide that IMRR will continue to have the exclusive right to provide rail service to a coal-fired electricity generation plant in Illinois. As a result, the Company will amortize the SAA beginning in July 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2009, the Stockholders of the Company voted on the following proposals at the Annual Meeting:

Proposal 1: To elect three directors to serve for a three-year term expiring in 2006:

	For	Authority Withheld
Robert W. Anestis	31,754,258	168,057
Peter O. Scannell	31,754,908	187,407
Hon. M. Douglas Young, PC	31,737,000	185,315

The other directors, whose terms of office continued after the meeting, are C. Sean Day, Louis S. Fuller, Mortimer B. Fuller, III, T. Michael Long, Robert M. Melzer and Philip J. Ringo.

Proposal 2: To approve and ratify an amendment and restatement to the Genesee & Wyoming Inc. 1996 Employee Stock Purchase Plan to reduce the purchase price of shares under that plan:

For	31,780,026
Against	122,683
Abstain	19,606
Broker non-votes	1,787,483

Proposal 3: To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2003:

For	31,328,617
Against	589,123
Abstain	4,575

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Report dated April 17, 2003 reporting on Item 5. Other Events and Regulation FD Disclosure. This Report updates a previously disclosed litigation matter.

(b)	Report dated April 30, 2003 reporting on Item 7. Financial Statements and Exhibits and Item 9 Regulation FD Disclosure (Information furnished under Item 12. Results of Operations and Financial Condition). This report furnishes the Company’s press release regarding 2003 first quarter financial results.

(c)	Report dated May 21, 2003 reporting on Item 5. Other Events and Regulation FD Disclosure. This Report announces the establishment of a Rule 10b5-1 trading plan by a senior executive officer.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i) Articles of Incorporation

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
(15)	Letter re unaudited interim financial information
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(19)	Report furnished to security holders
Not applicable.
(22)	Published report regarding matters submitted to vote of security holders
Not applicable.
(23)	Consents of experts and counsel
Not applicable.
(24)	Power of attorney
Not applicable.
*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*(32.1)	Section 1350 Certification
(99)	Additional Exhibits
Not applicable.

*	Exhibit filed with this Report.

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

GENESEE & WYOMING INC.

Date: August 14, 2003	By:	/s/ John C. Hellmann

Name: John C. Hellmann Title: Chief Financial Officer

Date: August 14, 2003	By:	/s/ Alan R. Harris

Name: Alan R. Harris Title: Senior Vice President and
Chief Accounting Officer

The remainder of this page is intentionally left blank.