Form 10-Q
period 2003-09-30
GENESEE & WYOMING INC
filed 2003-11-13
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended September 30, 2003 Commission File No. 001-31456

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722 (Telephone No.)

Shares of common stock outstanding as of the close of business on October 29, 2003:

Class	Number of Shares Outstanding

Class A Common Stock	13,341,556

Class B Common Stock	1,805,290

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

[X] YES    [  ] NO

INDEX

Part I — Financial Information

Page

Item 1. Financial Statements (Unaudited):

Consolidated Statements of Income — For the Three Month and Nine Month Periods Ended September 30, 2003 and 2002	3

Consolidated Balance Sheets – As of September 30, 2003 and December 31, 2002	4

Consolidated Statements of Cash Flows — For the Nine Month Periods Ended September 30, 2003 and 2002	5

Notes to Consolidated Financial Statements	6 - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

Part II — Other Information	34

Item 1. Legal Proceedings	34

Item 6. Exhibits and Reports on Form 8-K	34

Index to Exhibits	35 - 37

Signatures	38

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

OPERATING REVENUES	$61,499	$53,001	$183,298	$153,372

OPERATING EXPENSES:

Transportation	20,252	16,352	62,005	47,112

Maintenance of ways and structures	6,449	6,079	19,550	17,298

Maintenance of equipment	9,028	8,769	27,181	26,022

General and administrative	12,731	11,089	34,930	31,181

Net (gain) loss on sale and impairment of assets	(35)	43	141	(380)

Depreciation and amortization	3,869	3,346	11,437	9,913

Total operating expenses	52,294	45,678	155,244	131,146

INCOME FROM OPERATIONS	9,205	7,323	28,054	22,226

Interest expense	(2,175)	(1,861)	(6,685)	(5,152)

Other income, net	54	336	767	505

Income before income taxes and equity earnings	7,084	5,798	22,136	17,579

Provision for income taxes	2,384	1,986	8,260	5,995

Income before equity earnings	4,700	3,812	13,876	11,584

Equity in net income of international affiliates:

Australian Railroad Group	2,715	2,690	6,859	7,241

South America	203	523	112	1,023

Net income	7,618	7,025	20,847	19,848

Impact of preferred stock outstanding	384	293	969	879

Net income available to common stockholders	$7,234	$6,732	$19,878	$18,969

Basic earnings per common share	$0.48	$0.46	$1.32	$1.29

Weighted average shares	15,163	14,729	15,093	14,655

Diluted earnings per common share	$0.43	$0.40	$1.17	$1.13

Weighted average shares and equivalents	17,890	17,584	17,808	17,554

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	As of	As of
	Sep. 30,	Dec. 31,
	2003	2002

ASSETS

CURRENTS ASSETS:

Cash and cash equivalents	$6,942	$11,028

Accounts receivable, net	53,604	54,527

Materials and supplies	5,402	5,468

Prepaid expenses and other	7,560	7,447

Deferred income tax assets, net	2,630	2,484

Total current assets	76,138	80,954

PROPERTY AND EQUIPMENT, net	272,265	264,728

INVESTMENT IN UNCONSOLIDATED AFFILIATES	104,648	81,287

GOODWILL	24,445	24,174

INTANGIBLE ASSETS, net	52,769	53,504

OTHER ASSETS, net	9,527	10,212

Total assets	$539,792	$514,859

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:

Current portion of long-term debt	$6,560	$6,116

Accounts payable	51,040	49,482

Accrued expenses	15,201	11,555

Total current liabilities	72,801	67,153

LONG-TERM DEBT, less current portion	93,359	119,301

DEFERRED INCOME TAX LIABILITIES, net	36,263	31,686

DEFERRED ITEMS—grants from government agencies	42,712	42,509

DEFERRED GAIN—sale-leaseback	4,099	4,448

OTHER LONG-TERM LIABILITIES	15,174	13,039

MINORITY INTEREST	3,331	3,122

REDEEMABLE CONVERTIBLE PREFERRED STOCK	23,944	23,980

STOCKHOLDERS’ EQUITY:

Class A common stock, $0.01 par value, one vote per share; 30,000,000 shares authorized; 15,684,251 and 15,425,624 shares issued and 13,331,310 and 13,087,108 shares outstanding (net of 2,352,941 and 2,338,516 in treasury) on September 30, 2003 and December 31, 2002, respectively	157	154

Class B common stock, $0.01 par value, ten votes per share; 5,000,000 shares authorized; 1,805,290 issued and outstanding on September 30, 2003 and December 31, 2002	18	18

Additional paid-in capital	130,836	127,741

Retained earnings	123,343	103,465

Accumulated other comprehensive income (loss)	6,335	(9,493)

Less treasury stock, at cost	(12,580)	(12,264)

Total stockholders’ equity	248,109	209,621

Total liabilities and stockholders’ equity	$539,792	$514,859

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$20,847	$19,848

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	11,437	9,913

Deferred income taxes	4,750	3,386

Loss (gain) on disposition of property	141	(380)

Equity earnings of unconsolidated international affiliates	(6,971)	(8,264)

Minority interest expense	209	272

Tax benefit realized upon exercise of stock options	846	742

Changes in assets and liabilities -

Accounts receivable	1,457	(3,269)

Materials and supplies	77	(354)

Prepaid expenses and other	(343)	(1,094)

Accounts payable and accrued expenses	4,437	(3,181)

Other assets and liabilities, net	1,271	1,964

Net cash provided by operating activities	38,158	19,583

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net of proceeds from government grants	(12,846)	(13,379)

Locomotive upgrade project	(1,425)	—

Purchase of Utah Railway Company	—	(55,668)

Purchase of Emons Transportation Group, Inc., net of cash received	—	(29,449)

Cash received from unconsolidated international affiliate	132	263

Proceeds from disposition of property, including sale-leaseback	644	673

Net cash used in investing activities	(13,495)	(97,560)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term borrowings, including capital leases	(121,932)	(70,958)

Proceeds from issuance of long-term debt	92,000	133,800

Proceeds from employee stock purchases	1,996	1,823

Purchase of treasury stock	(316)	(36)

Dividends paid on Redeemable Convertible Preferred Stock	(750)	(750)

Net cash (used in) provided by financing activities	(29,002)	63,879

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	253	(1,322)

DECREASE IN CASH AND CASH EQUIVALENTS	(4,086)	(15,420)

CASH AND CASH EQUIVALENTS, beginning of period	11,028	28,732

CASH AND CASH EQUIVALENTS, end of period	$6,942	$13,312

CASH PAID DURING PERIOD FOR:

Interest	$6,533	$7,687

Income taxes	922	571

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s 2002 Form 10-K. Certain prior period balances have been reclassified to conform with the 2003 presentation.

2.     EXPANSION OF OPERATIONS:

United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to increase that region’s annual carloads and enhance operations through more efficient routing of existing traffic. The Company is operating the rail line under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through September 30, 2003, no payments were required under this lease.

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

Utah Railway Company
Schedule of Restructuring Activity

	Quarter Ended

	September 30, 2002	December 31, 2002

Number of Employees:

Beginning estimate of number of terminations	7	5

Additional terminations estimated during the quarter	—	8

Actual number of employees terminated	(2)	(13)

Ending estimate of number of employees to be terminated	5	—

Restructuring Reserve:

Beginning balance	$336,000	$179,000

Adjustments	—	242,000

Cash payments	(157,000)	(421,000)

Ending balance	$179,000	$—

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

Emons Transportation Group, Inc.
Schedule of Restructuring Activity

	Quarter Ended

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002

Number of Employees:

Beginning estimate of number of terminations	24	8	3	2

Actual number of employees terminated	(16)	(5)	(1)	(2)

Ending estimate of number of employees to be terminated	8	3	2	—

Restructuring Reserve:

Beginning balance	$804,000	$243,000	$89,000	$43,000

Cash payments	(561,000)	(154,000)	(46,000)	(43,000)

Ending balance	$243,000	$89,000	$43,000	$—

Pro Forma Financial Results

     The following table summarizes the Company’s unaudited pro forma operating results for the three months and nine months ended September 30, 2003 and 2002, as if URC and Emons had been acquired as of the beginning of the applicable period (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	2003	2002	2003	2002

Operating revenues	$61,499	$56,298	$183,298	$171,972

Net income	7,618	7,316	20,847	21,121

Basic earnings per share	0.48	0.48	1.32	1.38

Diluted earnings per share	0.43	0.42	1.17	1.20

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

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	Sep. 30, 2003	Sep. 30, 2002	Sep. 30, 2003	Sep. 30, 2002

Numerators:

Net income	$7,618	$7,025	$20,847	$19,848

Impact of Preferred Stock Outstanding	(384)	(293)	(969)	(879)

Net income available to common stockholders	$7,234	$6,732	$19,878	$18,969

Denominators:

Basic – weighted average common shares outstanding	15,163	14,729	15,093	14,655

Dilutive effect of employee stock options	281	409	269	453

Dilutive effect of Convertible Preferred Stock	2,446	2,446	2,446	2,446

	17,890	17,584	17,808	17,554

Income per common share:

Basic	$0.48	$0.46	$1.32	$1.29

Diluted	$0.43	$0.40	$1.17	$1.13

     On February 14, 2002, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2002 to stockholders of record as of February 28, 2002. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

4.     EQUITY INVESTMENTS

Australian Railroad Group (ARG)

     ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following are U.S. GAAP condensed balance sheets of ARG as of September 30, 2003 and December 31, 2002, and the related condensed consolidated statements of income and cash flows for the three months and nine months ended September 30, 2003 and 2002 (in thousands of U.S. dollars). Relevant Australian dollar to U.S. dollar exchange rates are:

As of September 30, 2003	$0.68

As of December 31, 2002	$0.56

Average for the three months ended September 30, 2003	$0.67

Average for the three months ended September 30, 2002	$0.55

Average for the nine months ended September 30, 2003	$0.63

Average for the nine months ended September 30, 2002	$0.54

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$22,140	$5,882

Accounts receivable, net	38,760	30,315

Materials and supplies	8,545	7,985

Prepaid expenses and other	4,592	2,061

Total current assets	74,037	46,243

PROPERTY AND EQUIPMENT, net	488,034	402,286

DEFERRED INCOME TAX ASSETS, net	1,465	8,094

RESTRICTED CASH	69,327	53,380

OTHER ASSETS, net	3,259	4,224

Total assets	$636,122	$514,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current portion of long-term debt	$161,809	$133,285

Accounts payable and accrued expenses	36,421	29,363

Current income tax liabilities	—	1,672

Total current liabilities	198,230	164,320

LONG-TERM BANK DEBT	236,752	195,017

OTHER LONG-TERM LIABILITIES	1,191	1,032

FAIR VALUE OF INTEREST RATE SWAPS	14,916	16,622

NON-INTEREST BEARING LOANS FROM SHAREHOLDERS	10,492	8,642

Total liabilities	461,581	385,633

TOTAL STOCKHOLDERS’ EQUITY	174,541	128,594

Total liabilities and stockholders’ equity	$636,122	$514,227

     The non-interest bearing loans from shareholders in the amount of $10.5 million at September 30, 2003 and $8.6 million at December 31, 2002 are subordinated to senior debt and can only be re-paid from amounts available for distribution to equity. There are no current plans for payments to be made.

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended

	Sep. 30, 2003	Sep. 30, 2002	Sep. 30, 2003	Sep. 30, 2002

Operating revenues	$61,716	$54,454	$174,988	$159,416

Operating expenses	50,546	41,272	138,153	119,653

Restructuring costs	—	—	267	—

Bid costs	—	—	—	827

Total operating expenses	50,546	41,272	138,420	120,480

Income from operations	11,170	13,182	36,568	38,936

Interest expense	(8,060)	(6,243)	(22,757)	(18,652)

Other income, net	876	251	2,414	565

Income before income taxes	3,986	7,190	16,225	20,849

Provision (benefit) for income taxes	(1,446)	1,810	2,505	6,368

Net income	$5,432	$5,380	$13,720	$14,481

Australian Railroad Group Pty. Ltd.
Consolidated Statements of Cash Flows

	Nine Months Ended

	Sep. 30, 2003	Sep. 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$13,720	$14,481

Adjustments to reconcile net income to net cash provided by operating activities-

Depreciation and amortization	16,940	12,260

Deferred income taxes	8,362	6,368

Gain on disposition of property	(816)	(259)

Changes in assets and liabilities	(3,926)	3,764

Net cash provided by operating activities	34,280	36,614

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment	(21,014)	(22,799)

Proceeds from disposition of property and equipment	4,027	291

Transfer to restricted cash	(4,523)	(7,652)

Net cash used in investing activities	(21,510)	(30,160)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on short-term borrowings	—	(6,048)

Proceeds from borrowings	—	5,280

Net cash used in by financing activities	—	(768)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	3,488	779

INCREASE IN CASH AND CASH EQUIVALENTS	16,258	6,465

CASH AND CASH EQUIVALENTS, beginning of period	5,882	9,908

CASH AND CASH EQUIVALENTS, end of period	$22,140	$16,373

South America

     Empresa Ferroviaria Oriental, S.A. (Oriental) is a company which is 22.89%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following condensed results of operations for Oriental for the three months and nine months ended September 30, 2003 and 2002 have a U.S. functional currency and are based on accounting principles generally accepted in the United States of America (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues	$7,325	$8,957	$18,745	$24,216

Net income	1,510	2,963	2,846	6,296

Condensed balance sheet information for Oriental as of September 30, 2003 and December 31, 2002:

	September 30, 2003	December 31, 2002

Current assets	$11,388	$15,153

Non-current assets	54,130	54,537

Total assets	$65,518	$69,690

Current liabilities	$4,772	$5,823

Non-current liabilities	4,123	3,853

Senior debt	1,227	1,350

Shareholders’ equity	55,396	58,664

Total liabilities and shareholders’ equity	$65,518	$69,690

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $178,000 and $163,000 for the three months and $466,000 and $449,000 for the nine months ended September 30, 2003 and 2002, respectively, and is included in the Company’s equity income reported for South America for the three months and nine months ended September 30, 2003 and 2002, respectively.

     As noted previously, the Company holds its equity interest in Empresa Ferroviaria Oriental, S.A. (Oriental) through a number of intermediate holding companies, and the Company accounts for its interest in Oriental under the equity method of accounting. The Company indirectly holds a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and the Company holds its remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien over GWC’s indirect equity interest in Oriental.

     This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and the Company has chosen not to repay the non-recourse obligation. GWC currently is in default on this debt and is in discussions with the lenders concerning the terms of the debt. As a result of those discussions, GWC expects to obtain 90 day written waivers from the lenders in the near future. If the Company were to lose its 12.52% equity stake in Oriental due to lenders exercising their lien, the Company would record a $250,000 write-off, the basis of its investment in Oriental held through GWC. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental, because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. The Company plans to continue providing management resources to Oriental and generates substantially all of its equity income through this remaining 10.37% ownership interest.

     Oriental has no obligations associated with the $12 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

5.     COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following tables set forth the Company’s comprehensive income, net of tax, for the three months and nine months ended September 30, 2003 and 2002:

Statement of Comprehensive Income
(in thousands)

	Three Months Ended
	September 30,

	2003	2002

Net income	$7,618	$7,025

Other comprehensive income (loss):

Foreign currency translation adjustments	(2,476)	(4,838)

Net unrealized losses on qualifying cash flow hedges, net of tax of $297 and benefit of $143, respectively	577	(278)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax of $1,058 and benefit of $1,065, respectively	2,468	(2,484)

Other comprehensive income	$8,187	$(575)

Statement of Comprehensive Income
(in thousands)

	Nine Months Ended September 30,

	2003	2002

Net income	$20,847	$19,848

Other comprehensive income (loss):

Foreign currency translation adjustments	$15,846	700

Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $106 and $167, respectively	(181)	(324)

Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of tax of $256 and benefit of $2,208, respectively	597	(5,154)

Minimum pension liability adjustment, net of tax benefit of $186	(435)	—

Other comprehensive income	$36,674	$15,070

     For the nine months ended September 30, 2002, approximately $1.2 million of net unrealized losses were recorded that related to 2001.

     The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of September 30, 2003, and December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Net accumulated foreign currency translation adjustments	$14,186	$(1,660)

Net unrealized losses on qualifying cash flow hedges	(1,644)	(1,463)

Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(5,220)	(5,818)

Net unrealized minimum pension liability adjustment, net of tax	(987)	(552)

Accumulated other comprehensive income (loss) as reported	$6,335	$(9,493)

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

Geographic Area Data

	Three Months Ended		Nine Months Ended

	Sep. 30, 2003	Sep. 30, 2002	Sep. 30, 2003	Sep. 30, 2002

Operating Revenues:

United States	$44,388	$39,696	$131,792	$107,209

Canada	8,782	6,471	27,142	23,995

Mexico	8,329	6,834	24,364	22,168

Total operating revenues	$61,499	$53,001	$183,298	$153,372

	As of		As of
	September 30,		December 31,
	2003		2002

Long-lived assets located in:

United States	$369,841		$348,989

Canada	54,135		45,706

Mexico	39,678		39,210

Total long-lived assets	$463,654		$433,905

7.     DERIVATIVE FINANCIAL INSTRUMENTS:

Interest Rate Risk

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At September 30, 2003 and December 31, 2002, the notional amount under these agreements was $59.8 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $2.5 million and $2.3 million, respectively.

Foreign Currency Exchange Rate Risk

     During 2003, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which have expired. The remaining options expire in March 2004 and September 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.91 Mexican Pesos to the U.S. Dollar and 12.61 Mexican Pesos to the U.S. Dollar. At September 30, 2003 and December 31, 2002, the notional amount under exchange rate options was $5.3 million and $6.4 million, respectively. The Company paid an up-front premium for one of these options of $66,000 in the quarter ended March 31, 2003. At September 30, 2003 and December 31, 2002, the fair value of exchange rate currency options was $41,000 and $127,000, respectively.

8.     INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

     Acquired intangible and other assets are as follows (in thousands):

	September 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizing intangible assets:

Chiapas-Mayab Operating License	$7,157	$954	$7,629	$826

Amended and Restated Service Assurance Agreement	10,566	108	10,566	—

Other amortizable assets	256	39	274	30

Unamortized intangible assets:

Track Access Agreements	35,891	—	35,891	—

Deferred financing costs	7,685	2,665	7,515	1,750

Other assets	4,507	—	4,447	—

Total	$66,062	$3,766	$66,322	$2,606

     The Chiapas-Mayab Operating License is being amortized over 30 years, through 2029, which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican pesos to U.S. dollars at different periods.

     Upon adoption of SFAS No. 142, the Service Assurance Agreement (SAA) was determined to have an indefinite useful life and therefore was no longer subject to amortization. However, as a result of the settlement of litigation in July 2003, the Company began amortizing the SAA in July 2003. (See Note 9).

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

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2003	December 31, 2002

Goodwill:

Balance at beginning of period	$24,174	$24,144

Goodwill acquired during period	—	—

Amortization	—	—

Currency translation adjustment	271	30

Impairment losses	—	—

Balance at end of period	$24,445	$24,174

9.     SETTLEMENT OF LITIGATION WITH COMMONWEALTH EDISON COMPANY AND RESUMPTION
        OF AMORTIZATION OF SERVICE ASSURANCE AGREEMENT

     On July 23, 2003 the parties to the lawsuit between Illinois & Midland Railroad, Inc. (IMRR), a subsidiary to the Company, and Commonwealth Edison Company (ComEd) entered into a settlement agreement. Under the terms of the settlement agreement, both parties’ appeals will be dismissed and the parties will amend and restate the SAA. Due to the specified term contained in the Amended and Restated Service Assurance Agreement (ARSAA) rather than a perpetual term which existed in the SAA, the Company began amortizing the ARSAA in July 2003. The Company has concluded that there is a high probability that the IMRR’s customer relationship with the power plant will continue beyond the current term of the ARSAA, and the Company has based its estimate of the useful life of the ARSAA asset on its estimate of the useful life of the coal-fired electricity generation plant, which the Company estimates will be in service through 2027. As a result of this settlement agreement, the Company recorded a non-cash charge to net income of $442,000 in the third quarter of 2003. Future annual amortization related to the ARSAA is $431,000 pre-tax.

10.     RECENTLY ISSUED ACCOUNTING STANDARDS:

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

United States

     On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and is expected to add approximately 20,000 carloads of paper, lumber and agricultural products to that region’s annual carloads. The rail line is being operated under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through September 30, 2003, no payments were required under this lease.

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

Results of Operations

     Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

North American Railroad Operating Revenues

     North American operating revenues (which exclude revenues from the Company’s equity investments) were $61.5 million in the quarter ended September 30, 2003 compared to $53.0 million in the quarter ended September 30, 2002, an increase of $8.5 million or 16.0%. The $8.5 million increase was attributable to $4.4 million in revenues from new Oregon and URC railroad operations and a $4.1 million increase in existing North American railroad revenues. The $4.4 million increase in operating revenues from new Oregon and URC consisted of $3.0 million in freight revenues and $1.4 million in non-freight revenues. The $4.1 million increase on existing North American railroad operations consisted of $2.7 million in freight revenues and $1.4 million in non-freight revenues.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2003 and 2002:

North American Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended September 30, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload

Commodity Group	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total	2003	2002

Coal, Coke & Ores	$9,271	20.6%	$7,674	19.5%	43,307	32.8%	35,589	30.4%	$214	$216

Pulp & Paper	8,019	17.8%	6,805	17.3%	19,361	14.7%	16,860	14.4%	414	404

Petroleum Products	6,079	13.5%	5,021	12.7%	7,636	5.8%	7,452	6.4%	796	674

Minerals & Stone	5,791	12.9%	5,619	14.2%	15,296	11.6%	14,550	12.4%	379	386

Lumber & Forest Products	4,333	9.6%	3,142	8.0%	13,652	10.4%	9,061	7.7%	317	347

Metals	3,999	8.9%	4,223	10.7%	13,241	10.0%	15,263	13.0%	302	277

Chemicals & Plastics	2,775	6.2%	2,284	5.8%	5,998	4.5%	4,595	3.9%	463	497

Farm & Food Products	2,708	6.0%	1,902	4.8%	6,826	5.2%	4,990	4.3%	397	381

Autos & Auto Parts	1,116	2.5%	1,488	3.8%	2,773	2.1%	3,691	3.1%	402	403

Intermodal	411	0.9%	402	1.0%	1,347	1.0%	1,710	1.5%	305	235

Other	537	1.1%	878	2.2%	2,397	1.9%	3,443	2.9%	224	255

Total	$45,039	100.0%	$39,438	100.0%	131,834	100.0%	117,204	100.0%	342	336

     Total North American carloads were 131,834 in the quarter ended September 30, 2003 compared to 117,204 in the quarter ended September 30, 2002, an increase of 14,630, or 12.5%. The increase consisted of 12,980 from new Oregon and URC railroad operations and an increase of 1,650 on existing North American railroad operations. The average revenue per carload increased to $342 in the quarter ended September 30, 2003, compared to $336 per carload in the quarter ended September 30, 2002, an increase of 1.8%. The increase in revenues per carload was due, in part, to the 13.4% strengthening of the Canadian dollar, and in part, to an overall increase in revenues per carload from the Company’s Mexico region (despite the 8.4% depreciation of the Mexican Peso). The increase in average revenues per carload in Mexico relates primarily to petroleum products for which longer hauls are yielding substantially higher average revenues per carload.

     North American non-freight revenues were $16.5 million in the quarter ended September 30, 2003 compared to $13.6 million in the quarter September 30, 2002, an increase of $2.9 million or 21.4%. The $2.9 million increase was attributable to $1.4 million of non-freight revenues from new URC railroad operations and a $1.5 million increase on existing North American railroad operations. The following table compares North American non-freight revenues for the quarters ended September 30, 2003 and 2002:

North American Railroad
Non-Freight Revenues Comparison
Quarters Ended September 30, 2003 and 2002
(dollars in thousands)

	2003		2002

	$	% of	$	% of
		Total		Total

Railroad switching	$8,387	51.0%	$7,454	55.0%

Car hire and rental income	1,755	10.7%	1,927	14.2%

Car repair services	1,026	6.2%	841	6.2%

Other operating income	5,292	32.1%	3,341	24.6%

Total non-freight revenues	$16,460	100.0%	$13,563	100.0%

North America Railroad Operating Expenses

     North American operating expenses were $52.3 million in the quarter ended September 30, 2003, compared to $45.7 million in the quarter ended September 30, 2002, an increase of $6.6 million or 14.5%. The increase was attributable to $2.4 million in operating expenses from new URC railroad operations and an increase of $4.2 million in operating expenses on existing North American railroad operations including $870,000 in materials and $803,000 in purchased services due primarily to increased maintenance of way repairs, $739,000 from locomotive diesel fuel price increases, $686,000 in labor and benefits, $408,000 from depreciation and amortization, and an increase in other expenses of $833,000 including $736,000 from settlement of a lawsuit outstanding since 1998.

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the quarters ended September 30, 2003 and 2002:

North American Railroad
Operating Expense Comparison
Quarters Ended September 30, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

Labor and benefits	$21,068	34.3%	$19,336	36.5%

Equipment rents	4,362	7.1%	4,230	8.0%

Purchased services	4,779	7.8%	3,567	6.7%

Depreciation and amortization	3,869	6.3%	3,346	6.3%

Diesel fuel	4,105	6.7%	3,097	5.8%

Casualties and insurance	3,377	5.5%	3,596	6.8%

Materials	4,157	6.8%	3,199	6.1%

Net loss (gain) on sale and impairment of assets	(35)	(0.1%)	43	0.1%

Other expenses	6,612	10.6%	5,264	9.9%

Total operating expenses	$52,294	85.0%	$45,678	86.2%

     Labor and benefits expense was $21.1 million in the quarter ended September 30, 2003 compared to $19.3 million in the quarter ended September 30, 2002, an increase of $1.8 million or 9.0%. The increase was attributable to $1.1 million in labor and benefits expense from new URC railroad operations and an increase of $686,000 in labor and benefits expense on existing North American railroad operations due primarily to increased traffic levels as well as incremental costs associated with the additional rail line in Oregon.

     Purchased Services expense was $4.8 million in the quarter ended September 30, 2003 compared to $3.6 million in the quarter ended September 30, 2002, an increase of $1.2 million or 34.0%. The increase was attributable to $409,000 from new URC railroad operations and $809,000 on existing North American railroad operations primarily due to increased seasonal maintenance of way repairs combined with the incremental costs associated with the additional rail line in Oregon.

     Diesel fuel expense was $4.1 million in the quarter ended September 30, 2003 compared to $3.1 million in the quarter ended September 30, 2002, an increase of $1.0 million or 32.5%. The increase was attributable to $269,000 in operating expense from new URC railroad operations and $739,000 on existing North American railroad operations, primarily due to diesel fuel price increases and the incremental costs associated with the additional rail line in Oregon.

     Materials expense was $4.2 million in the quarter ended September 30, 2003 compared to $3.2 million in the quarter ended September 30, 2002, an increase of $1.0 million or 29.9%. The increase was attributable to $88,000 in operating expense from new URC railroad operations and $870,000 on existing North American railroad operations, primarily due to increased maintenance of way repairs combined with the incremental costs associated with the additional rail line in Oregon.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 85.0% in the quarter ended September 30, 2003 from 86.2% in the quarter ended September 30, 2002.

Interest Expense

     Interest expense was $2.2 million in the quarter ended September 30, 2003 compared to $1.9 million in the quarter ended September 30, 2002, an increase of $314,000, or 16.9% primarily due to an increase in debt used for the acquisition of URC.

Other Income, Net

     Other income, net in the quarter ended September 30, 2003, was $54,000 compared to $336,000 in the quarter ended September 30, 2002, a decrease of $282,000. Other income, net consists primarily of exchange rate transaction gains on foreign dollar-denominated cash accounts, minority interest expense and interest income.

Income Taxes

     The Company’s effective income tax rate in the quarter ended September 30, 2003 was 33.7% compared to 34.3% in the quarter ended September 30, 2002.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates were $2.9 million in the quarter ended September 30, 2003, compared to $3.2 million in the quarter ended September 30, 2002, a decrease of $295,000. Equity earnings in the quarter ended September 30, 2003, consisted of $2.7 million from Australian Railroad Group and

$203,000 from South America affiliates. The equity earnings from Australia included $960,000 of income related to the resolution of two issues. First, the Australian Tax Office and Australian Railroad Group reached agreement on the tax classification and depreciable lives for certain assets acquired in December 2000 from the government of Western Australia and second, the Rail Regulator of Western Australia reached a final decision regarding the formula for computing access fees charged by Australian Railroad Group’s track infrastructure company. Equity earnings in the quarter ended September 30, 2002, consisted of $2.7 million from Australian Railroad Group and $523,000 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

Net Income and Earnings Per Share

     The Company’s net income in the quarter ended September 30, 2003 was $7.6 million compared to net income of $7.0 million in the quarter ended September 30, 2002, an increase of $593,000. The increase in net income is the result of an increase in net income from North American railroad operations of $888,000, offset by a decrease in equity in net income of unconsolidated international affiliates of $295,000.

     Basic and Diluted Earnings Per Share in the quarter ended September 30, 2003 were $0.48 and $0.43 respectively, on weighted average shares of 15.2 million and 17.9 million respectively, compared to $0.46 and $0.40 respectively, on weighted average shares of 14.7 million and 17.6 million respectively, in the quarter ended September 30, 2002. The increases in weighted average shares outstanding for Basic and Diluted Earnings Per Share are primarily attributable to the exercise of employee stock options.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The 21.8% appreciation of the Australian dollar relative to the U.S. dollar between the quarter ended September 30, 2003 and the quarter ended September 30, 2002, should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended September 30, 2003 and 2002, the Company recorded $2.7 million and $2.7 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income.

ARG Operating Revenues

     ARG’s operating revenues increased by $7.2 million, or 13.3%, to $61.7 million in the quarter ended September 30, 2003 of which $50.6 million were freight revenues and $11.1 million were non-freight revenues. Operating revenues in the quarter ended September 30, 2002 were $54.5 million of which $45.1 million were freight revenues and $9.4 million were non-freight revenues.

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2003 and 2002:

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended September 30, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload

Commodity Group	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total	2003	2002

Grain	$13,298	26.3%	$14,087	31.3%	35,552	16.6%	46,062	21.0%	$374	$306

Other Ores and Minerals	12,571	24.8%	9,430	20.9%	28,282	13.2%	25,024	11.4%	444	377

Iron Ore	9,960	19.7%	7,349	16.3%	47,646	22.2%	46,367	21.1%	209	158

Alumina	3,736	7.4%	3,530	7.8%	38,577	18.0%	38,794	17.6%	97	91

Bauxite	2,398	4.7%	2,571	5.7%	32,426	15.1%	32,330	14.7%	74	80

Hook and Pull (Haulage)	1,404	2.8%	1,437	3.2%	3,253	1.5%	2,439	1.1%	432	589

Gypsum	817	1.6%	599	1.3%	13,176	6.1%	11,879	5.4%	62	50

Other	6,414	12.7%	6,070	13.5%	15,694	7.3%	16,940	7.7%	409	358

Total	$50,598	100.0%	$45,073	100.0%	214,606	100.0%	219,835	100.0%	236	205

     ARG’s freight revenues were $50.6 million, an increase of $5.5 million that was entirely attributable to the appreciation of the Australian dollar. ARG’s carloads declined 5,229, or 2.4%, to 214,606, primarily as a result of a 10,510 carload decrease in grain due to lower grain harvests in Western and South Australia, partially offset by a 3,258 carload increase in other ores and minerals. Average freight revenue per carload increased from $205 to $236, primarily due to the appreciation of the Australian dollar.

     ARG’s non-freight railroad revenues were $11.1 million in the quarter ended September 30, 2003 compared to $9.4 million in the quarter September 30, 2002, an increase of $1.7 million, or 18.5% due to the appreciation of the Australian dollar.

ARG Operating Expenses

     ARG’s operating expenses were $50.5 million in the quarter ended September 30, 2003, compared to $41.3 million in the quarter ended September 30, 2002, an increase of $9.2 million, or 22.5%, which was primarily attributable to the appreciation of the Australian dollar.

     The following table sets forth a comparison of Australian Railroad Group’s railroad operating expenses in the quarters ended September 30, 2003 and 2002:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended September 30, 2003 and 2002
(U.S. dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

Labor and benefits	$12,416	20.1%	$9,486	17.4%

Equipment rents	482	0.8%	301	0.6%

Purchased services	16,433	26.6%	12,555	23.1%

Depreciation and amortization	6,065	9.8%	4,287	7.9%

Diesel fuel	5,391	8.7%	4,412	8.1%

Casualties and insurance	1,563	2.5%	2,835	5.2%

Materials	2,970	4.8%	1,965	3.6%

Net gain on sale and impairment of assets	(183)	(0.3%)	(108)	(0.2%)

Other expenses	5,409	8.9%	5,539	10.1%

Total operating expenses	$50,546	81.9%	$41,272	75.8%

     Labor and benefits increased to 20.1% of revenue in the quarter ended September 30, 2003, compared to 17.4% of revenues in the quarter ended September 30, 2002 primarily due to a $1.2 million increase in safety and performance related bonus accruals.

     Purchased services expense increased to 26.6% of revenue in the quarter ended September 30, 2003, compared to 23.1% of revenues in the quarter ended September 30, 2002 primarily due to an increase in contractor track maintenance work.

     Depreciation and amortization expense, as a percentage of revenues, increased to 9.8% in the quarter ended September 30, 2003, compared to 7.9% in the quarter ended September 30, 2002. The higher depreciation expense resulted from an increase in depreciable assets due to capital expenditures.

     Diesel fuel expense increased to 8.7% of revenues in the quarter ended September 30, 2003, compared to 8.1% of revenues in the quarter ended September 30, 2002, primarily due to higher fuel prices.

     Casualties and insurance costs decreased to 2.5% of revenues in the quarter ended September 30, 2003, compared to 5.2% of revenues in the quarter ended September 30, 2002, due to improved safety performance and reduced insurance costs.

     Materials expense, as a percentage of revenues, increased to 4.8% in the quarter ended September 30, 2003 compared to 3.6% in the quarter ended September 30, 2002. The higher materials expense is primarily due to an increase in track and rolling stock maintenance work.

     Other expenses, as a percentage of revenues, decreased to 8.9% in the quarter ended September 30, 2003 compared to 10.1% in the quarter ended September 30, 2002.

     Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     North American Railroad Operating Revenues

     North American operating revenues (which exclude revenues from the Company’s equity investments) were $183.3 million in the nine months ended September 30, 2003 compared to $153.4 million in the nine months ended September 30, 2002, an increase of $29.9 million or 19.5%. The increase was attributable to $20.3 million in revenues from new Oregon, Emons and URC railroad operations and a $9.6 million increase in existing North American railroad revenues. The $29.9 million increase in operating revenues consisted of $20.8 million in freight revenues of which $13.8 million was from new Oregon, URC and Emons railroad operations and $7.0 million was on existing North American railroad operations, and $9.1 million in non-freight revenues of which $6.6 million was from new Oregon, URC and Emons railroad operations and $2.5 million was on existing North American railroad operations. The $7.0 million increase in freight revenues on existing North American railroad operations consisted primarily of increases in Coal, Coke and Ores of $4.1 million, Pulp and Paper of $3.0 million and Petroleum Products of $3.1 million offset by decreases of $1.1 million in Auto and Auto Parts and $1.7 million in Other.

     The following table compares North American freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2003 and 2002:

North American Freight Revenues and Carloads Comparison by Commodity Group
Nine Months Ended September 30, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload

Commodity Group	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total	2003	2002

Coal, Coke & Ores	$28,919	21.2%	$19,383	16.7%	125,418	31.7%	92,048	27.6%	$231	$211

Pulp & Paper	23,288	17.0%	18,921	16.3%	56,340	14.2%	47,577	14.3%	413	398

Petroleum Products	18,750	13.7%	15,668	13.5%	24,033	6.1%	22,307	6.7%	780	702

Minerals & Stone	16,888	12.4%	16,744	14.4%	43,961	11.1%	38,812	11.6%	384	431

Lumber & Forest Products	12,776	9.3%	9,390	8.1%	40,508	10.2%	26,541	8.0%	315	354

Metals	12,584	9.2%	12,007	10.4%	43,629	11.0%	43,162	13.0%	288	278

Chemicals & Plastics	8,209	6.0%	7,058	6.1%	17,631	4.5%	14,374	4.3%	466	491

Farm & Food Products	8,199	6.0%	7,127	6.1%	21,688	5.5%	19,066	5.7%	378	374

Autos & Auto Parts	4,351	3.2%	5,400	4.7%	10,764	2.7%	13,112	3.9%	404	412

Intermodal	1,199	0.9%	963	0.8%	4,335	1.1%	4,087	1.2%	277	236

Other	1,555	1.1%	3,265	2.9%	7,465	1.9%	12,116	3.7%	208	269

Total	$136,718	100.0%	$115,926	100.0%	395,772	100.0%	333,202	100.0%	345	348

     Total North American carloads were 395,722 in the nine months ended September 30, 2003 compared to 333,202 in the nine months ended September 30, 2002, an increase of 62,520, or 18.8%. The increase consisted of 50,823 from new Oregon, URC and Emons railroad operations and an increase of 11,697 on existing North American railroad operations due largely to a 5,637 increase in carloads of coal, a 3,939 increase in carloads of minerals and stone, and a 3,574 increase in carloads of pulp and paper, offset by a 2,348 decrease in carloads of auto and auto parts. The average revenue per carload decreased to $345 in the nine months ended September 30, 2003, compared to $348 per carload in the nine months ended September 30, 2002, a decrease of 0.9%. The decline in revenues per carload was due, in part, to a change in the traffic mix in Minerals & Stone as salt shipments in the Company’s New York-Pennsylvania region were shorter haul and therefore lower yielding, and in part, to the overall decline in revenues per carload from the Company’s Mexico region due to the 11.0% depreciation of the Mexican Peso. Also, new lower-yielding Lumber and Forest Products traffic associated with the additional rail line in Oregon contributed to the decline in revenues per carload.

     North American non-freight railroad revenues were $46.6 million in the nine months ended September 30, 2003 compared to $37.4 million in the nine months September 30, 2002, an increase of $9.2 million or 24.4%. The $9.2 million increase consisted of $6.6 million of non-freight revenues from new URC and Emons railroad operations and a $2.6 million increase on existing North American railroad operations. The $2.6 million increase on existing North American railroad operations consisted primarily of an increase in other operating income resulting from increases in demurrage and storage of $862,000, trackage rights of $487,000 and other miscellaneous items of $916,000, and an increase in car repair services of $335,000. The following table compares North American non-freight revenues for the nine months ended September 30, 2003 and 2002:

North American Railroad
Non-Freight Revenues Comparison
Nine Months Ended September 30, 2003 and 2002
(dollars in thousands)

	2003		2002

	$	% of	$	% of
		Total		Total

Railroad switching	$24,458	52.5%	$20,219	54.0%

Car hire and rental income	5,257	11.3%	5,705	15.2%

Car repair services	3,222	6.9%	2,606	7.0%

Other operating income	13,643	29.3%	8,916	23.8%

Total non-freight revenues	$46,580	100.0%	$37,446	100.0%

     North America Railroad Operating Expenses

     North American operating expenses were $155.2 million in the nine months ended September 30, 2003, compared to $131.1 million in the nine months ended September 30, 2002, an increase of $24.1 million or 18.4%. The increase was attributable to $12.9 million in operating expenses from new URC and Emons railroad operations and an increase of $11.2 million in operating expenses on existing North American railroad operations of which approximately $3.0 million was from diesel fuel price increases, $1.9 million in materials and $1.1 million in purchased services due primarily to increased maintenance of way repairs, $1.8 million in labor and benefits, and approximately $1.6 million was from increased insurance premium expense. The increase also included incremental costs associated with the additional rail line in Oregon.

     The following table sets forth a comparison of the Company’s North American railroad operating expenses in the nine months ended September 30, 2003 and 2002:

North American Railroad
Operating Expense Comparison
Nine Months Ended September 30, 2003 and 2002
(dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

Labor and benefits	$64,868	35.4%	$57,074	37.2%

Equipment rents	13,162	7.2%	12,939	8.4%

Purchased services	13,735	7.5%	10,936	7.1%

Depreciation and amortization	11,437	6.2%	9,913	6.5%

Diesel fuel	13,726	7.5%	9,057	5.9%

Casualties and insurance	9,675	5.3%	8,053	5.3%

Materials	11,822	6.4%	9,278	6.0%

Net loss (gain) on sale and impairment of assets	141	0.1%	(380)	(0.2%)

Other expenses	16,678	9.1%	14,276	9.3%

Total operating expenses	$155,244	84.7%	$131,146	85.5%

     Labor and benefits expense was $64.9 million in the nine months ended September 30, 2003 compared to $57.1 million in the nine months ended September 30, 2002, an increase of $7.8 million or 13.7%. The increase was attributable to $6.0 million in labor and benefits expense from new URC and Emons railroad operations and an increase of $1.8 million in labor and benefits expense on existing North American railroad operations due to increased freight operations and the incremental costs associated with the additional rail line in Oregon.

     Purchased services expense was $13.7 million in the nine months ended September 30, 2003 compared to $10.9 million in the nine months ended September 30, 2002, an increase of $2.8 million or 25.6%. The increase was attributable to $1.7 million in purchased services expense from new URC and Emons railroad operations and an increase of $1.1 million in purchased services expense on existing North American railroad operations. The $1.1 million increase on existing North American railroad operations was primarily due to increased track repairs on the Company’s Canada, Oregon and New York/Pennsylvania operations, and the incremental costs associated with the additional rail line in Oregon.

     Diesel fuel expense was $13.7 million in the nine months ended September 30, 2003 compared to $9.1 million in the nine months ended September 30, 2002, an increase of $4.6 million or 51.6%. The increase was attributable to $1.6 million in diesel fuel expense from new URC and Emons railroad operations and $3.0 million in existing North American railroad operations, primarily attributable to diesel fuel price increases.

     Casualties and insurance expense was $9.7 million in the nine months ended September 30, 2003 compared to $8.1 million in the nine months ended September 30, 2002, an increase of $1.6 million or 20.1%. The increase was attributable to $453,000 in casualties and insurance expense from new URC and Emons railroad operations and an increase of $1.2 million in casualties and insurance expense on existing North American railroad operations due primarily to increased insurance expense.

     Materials expense was $11.8 million in the nine months ended September 30, 2003 compared to $9.3 million in the nine months ended September 30, 2002, an increase of $2.5 million or 27.4%. The increase was attributable to $641,000 in materials expense from new URC and Emons railroad operations and an increase of $1.9 million in materials expense on existing North American railroad operations. The $1.9 million increase on existing North American railroad operations was primarily due to increased track repairs on the Company’s Canada, Oregon and New York/Pennsylvania operations, and the incremental costs associated with the additional rail line in Oregon.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 84.7% in the nine months ended September 30, 2003 from 85.5% in the nine months ended September 30, 2002.

Interest Expense

     Interest expense was $6.7 million in the nine months ended September 30, 2003 compared to $5.2 million in the nine months ended September 30, 2002, an increase of $1.5 million or 29.8% due primarily to an increase in debt used to finance the acquisitions of URC and Emons.

Other Income, Net

     Other income, net in the nine months ended September 30, 2003, was $767,000 compared to $505,000 in the nine months ended September 30, 2002, an increase of $262,000. Other income, net consists primarily of exchange rate transaction gains on foreign dollar-denominated cash accounts and interest income.

Income Taxes

     The Company’s effective income tax rate in the nine months ended September 30, 2003 was 37.3% compared to 34.1% in the nine months ended September 30, 2002. The increase was primarily attributable to an increase in the effective tax rate of the Company’s Mexico railroad operations.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net were $7.0 million in the nine months ended September 30, 2003, compared to $8.3 million in the nine months ended September 30, 2002, a decrease of $1.3 million. Equity earnings in the nine months ended September 30, 2003, consisted of $6.9 million from Australian Railroad Group and $112,000 from South America affiliates. The equity earnings from Australia included $960,000 of income related to the resolution of two issues. First, the Australian Tax Office and Australian Railroad Group reached agreement on the tax classification and depreciable lives for certain assets acquired in December 2000 from the government of Western Australia and second, the Rail Regulator of Western Australia reached a final decision regarding the formula for computing access fees charged by Australian Railroad Group’s track infrastructure company. Equity earnings in the nine months ended September 30, 2002, consisted of $7.3 million from Australian Railroad Group and $1.0 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

Net Income and Earnings Per Share

     The Company’s net income in the nine months ended September 30, 2003 was $20.8 million compared to net income of $19.8 million in the nine months ended September 30, 2002, an increase of $1.0 million. The increase in net income is the result of an increase in net income from North American railroad operations of $2.3 million, offset by a decrease in equity in net income of unconsolidated international affiliates of $1.3 million.

     Basic and Diluted Earnings Per Share in the nine months ended September 30, 2003 were $1.32 and $1.17 respectively, on weighted average shares of 15.1 million and 17.8 million respectively, compared to $1.29 and $1.13 respectively, on weighted average shares of 14.7 million and 17.6 million respectively, in the nine months ended September 30, 2002. The increases in weighted average shares outstanding for Basic and Diluted Earnings Per Share are primarily attributable to the exercise of employee stock options.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. The 16.6% appreciation of the Australian dollar relative to the U.S. dollar between the nine months ended September 30, 2003 and the nine months ended September 30, 2002, should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the nine months ended September 30, 2003 and 2002, the Company recorded $6.9 million and $7.2 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statement of income.

ARG Operating Revenues

     ARG’s operating revenues increased by $15.6 million, or 9.8%, to $175.0 million in the nine months ended September 30, 2003 of which $143.2 million were freight revenues and $31.8 million were non-freight revenues. Operating revenues in the nine months ended September 30, 2002 were $159.4 million of which $133.5 million were freight revenues and $25.9 million were non-freight revenues.

     The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2003 and 2002:

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Nine Months Ended September 30, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload

Commodity Group	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total	2003	2002

Grain	$40,709	28.4%	$42,030	31.5%	104,369	17.0%	139,598	21.2%	$390	$301

Other Ores and Minerals	33,969	23.7%	28,055	21.0%	78,577	12.8%	74,327	11.3%	432	377

Iron Ore	25,640	17.9%	21,098	15.8%	132,250	21.5%	134,526	20.5%	194	157

Alumina	11,680	8.2%	10,299	7.7%	114,659	18.7%	114,182	17.4%	102	90

Bauxite	8,068	5.6%	7,529	5.6%	96,430	15.7%	95,389	14.5%	84	79

Hook and Pull (Haulage)	3,086	2.2%	5,885	4.4%	6,146	1.0%	19,101	2.9%	502	308

Gypsum	2,127	1.5%	1,822	1.4%	34,482	5.6%	32,334	4.9%	62	56

Other	17,896	12.5%	16,780	12.6%	47,029	7.7%	48,227	7.3%	381	348

Total	$143,175	100.0%	$133,498	100.0%	613,942	100.0%	657,684	100.0%	233	203

     ARG’s freight revenues were $143.2 million, an increase of $9.7 million that was entirely attributable to the appreciation of the Australian dollar. ARG’s carloads declined 43,742, or 6.7%, to 613,942, primarily as a result of a 35,229 carload decrease in grain due to drought conditions and lower harvests, and a 12,955 carload decline in hook and pull due to the loss of business previously handled for two Australian companies prior to their joint acquisition of a previously state-owned railroad. Average freight revenue per carload increased to $233 from $203, primarily due to the appreciation of the Australian dollar.

     ARG’s non-freight railroad revenues were $31.8 million in the nine months ended September 30, 2003 compared to $25.9 million in the nine months September 30, 2002, an increase of $5.9 million or 22.7%. In addition to the appreciation of the Australian dollar, ARG’s non-freight revenue increase was primarily attributable to increased sales of locomotive diesel fuel to other railroads.

ARG Operating Expenses

     ARG’s operating expenses were $138.4 million in the nine months ended September 30, 2003, compared to $120.5 million in the nine months ended September 30, 2002, an increase of $17.9 million or 14.9% primarily due to the appreciation of the Australian dollar. Operating expenses of $120.5 million in the nine months ended September 30, 2002 include $1.5 million of expense resulting from the mechanical failure of a locomotive and a subsequent collision at a switching yard in Kalgoorlie, Western Australia, and $827,000 of bid costs from the unsuccessful bid for the privatization of an Australian railroad.

     The following table sets forth a comparison of Australian Railroad Group’s operating expenses in the nine months ended September 30, 2003 and 2002:

Australian Railroad Group
Operating Expense Comparison
Nine Months Ended September 30, 2003 and 2002
(U.S. dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

Labor and benefits	$33,033	18.9%	$28,704	18.0%

Equipment rents	1,204	0.7%	807	0.5%

Purchased services	43,283	24.7%	35,805	22.5%

Depreciation and amortization	16,940	9.7%	12,260	7.7%

Diesel fuel	15,365	8.8%	12,312	7.7%

Casualties and insurance	6,444	3.7%	8,993	5.6%

Materials	8,404	4.8%	5,089	3.2%

Net gain on sale and impairment of assets	(816)	-0.5%	(259)	-0.2%

Other expenses	14,563	8.3%	16,769	10.6%

Total operating expenses	$138,420	79.1%	$120,480	75.6%

     Labor and benefits increased to 18.9% of revenue in the nine months ended September 30, 2003, compared to 18.0% of revenues in the nine months ended September 30, 2002 primarily due to safety and performance related bonus accruals.

     Purchased services expense increased to 24.7% of revenue in the nine months ended September 30, 2003, compared to 22.5% of revenues in the nine months ended September 30, 2002 primarily due to an increase in contractor track maintenance work.

     Depreciation and amortization expense, as a percentage of revenues, increased to 9.7% in the nine months ended September 30, 2003, compared to 7.7% in the nine months ended September 30, 2002. The higher depreciation expense resulted from an increase in depreciable assets due to capital expenditures.

     Diesel fuel expense increased to 8.8% of revenues in the nine months ended September 30, 2003, compared to 7.7% of revenues in the nine months ended September 30, 2002, primarily due to higher fuel prices.

     Casualties and insurance expense decreased to 3.7% of revenues in the nine months ended September 30, 2003, compared to 5.6% of revenues in the nine months ended September 30, 2002, due to improved safety performance and reduced insurance costs.

     Materials expense, as a percentage of revenues, increased to 4.8% in the nine months ended September 30, 2003 compared to 3.2% in the nine months ended September 30, 2002. The higher materials expense is primarily due to an increase in track and rolling stock maintenance work.

     Other expenses, as a percentage of revenues, decreased to 8.3% in the nine months ended September 30, 2003 compared to 10.6% in the nine months ended September 30, 2002. The decrease was primarily due to lower grain transfer costs in the nine months ended September 30, 2003 compared to costs in the nine months ended September 30, 2002, which also included $827,000 of costs related to the unsuccessful bid for the privatization of an Australian railroad.

Liquidity and Capital Resources

     During the nine months ended September 30, 2003 the Company generated cash from operations of $38.2 million and invested $14.3 million in capital assets (net of $1.5 million in state grant funds received for track rehabilitation and construction). The Company also received $132,000 in cash from unconsolidated affiliates, received $644,000 in proceeds from the disposition of property, and received $2.0 million in proceeds from employee stock purchases. The Company paid $750,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and $316,000 for the purchase of treasury stock, all of which resulted from employee stock option holders using shares already owned by the option holder to pay for option exercises under the Company’s 1996 Stock Option Plan. The Company had a net decrease in debt of $29.9 million during this same period primarily by using cash provided by operations to reduce debt.

     During the nine months ended September 30, 2002 the Company generated cash from operations of $19.6 million, invested $55.7 million in the purchase of Utah Railway Company, invested $29.4 million (net of $2.0 million in cash received) in the purchase of Emons Transportation Group, Inc., and invested $13.4 million in capital assets (net of $2.7 million in state grant funds received for track rehabilitation and construction). The Company also received $263,000 from unconsolidated affiliates, received $673,000 in proceeds from the disposition of property, and received $1.8 million in proceeds from employee stock purchases. The Company paid $750,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and acquired treasury stock for $36,000. The Company had a net increase in debt of $62.8 million during this same period primarily related to the Emons acquisition.

     For 2003, the Company has budgeted approximately $23.1 million in capital expenditures, primarily for track rehabilitation and $4.1 million for a locomotive upgrade project. These capital expenditures are net of $2.3 million that is expected to be funded by rehabilitation grants from state and federal agencies. In

April 2003, the Company’s Board of Directors approved an additional $2.5 million in capital expenditures to finance a track project that enables one of the Company’s railroads to serve a major power plant customer with longer unit coal trains and which is part of a contract extension with that customer. Approximately $14.3 million of budgeted capital expenditures was completed as of September 30, 2003.

     At September 30, 2003 the Company had long-term debt, including current portion, totaling $99.9 million, which comprised 26.8% of its total capitalization (Total Debt plus Convertible Preferred plus total Stockholder’s Equity). At December 31, 2002 the Company had long-term debt, including current portion, totaling $125.4 million, which comprised 34.9% of its total capitalization.

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

     On October 31, 2002, the Company closed on $250.0 million of new senior secured credit facilities. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan was funded in Canadian dollars and principal and interest payments on the term loan will be made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. The new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million ($170.9 million as of September 30, 2003) of unused borrowing capacity is available for general corporate purposes including acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At September 30, 2003 and December 31, 2002, the notional amount under these agreements was $59.8 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $2.5 million and $2.3 million, respectively.

     During 2003, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, several of which have expired. The remaining options expire in March 2004 and September 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.91 Mexican Pesos to the U.S. Dollar and 12.61 Mexican Pesos to the U.S. Dollar. At September 30, 2003 and December 31, 2002, the notional amount under exchange rate options was $5.3 million and $6.4 million, respectively. The Company paid an up-front premium for one of these options of $66,000 in the quarter ended March 31, 2003. At September 30, 2003 and December 31, 2002, the fair value of exchange rate currency options was $41,000 and $127,000, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 23, 2003 the parties to the lawsuit between Illinois & Midland Railroad, Inc. (IMRR), a subsidiary to the Company, and Commonwealth Edison Company (ComEd) entered into a settlement agreement. Under the terms of the settlement agreement, both parties’ appeals will be dismissed and the parties will amend and restate the SAA. Due to the specified term contained in the Amended and Restated Service Assurance Agreement (ARSAA) rather than a perpetual term which existed in the SAA, the Company began amortizing the ARSAA in July 2003. The Company has concluded that there is a high probability that the IMRR’s customer relationship with the power plant will continue beyond the current term of the ARSAA, and the Company has based its estimate of the useful life of the ARSAA asset on its estimate of the useful life of the coal-fired electricity generation plant, which the Company estimates will be in service through 2027. As a result of this settlement agreement, the Company recorded a non-cash charge to net income of $442,000 in the third quarter of 2003. Future annual amortization related to the ARSAA is $431,000 pre-tax.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Report dated July 29, 2003 reporting on Item 9 Regulation FD Disclosure (Information furnished under Item 12. Results of Operations and Financial Condition). This report furnished the Company’s press release regarding 2003 second quarter financial results.

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not applicable.

(3)	(i)	Articles of Incorporation

The Exhibits referenced under 4.1 through 4.4 hereof are incorporated herein by reference.

	(ii)	By-laws

The By-laws referenced under 4.5 hereof are incorporated herein by reference.

(4)	Instruments defining the rights of security holders, including indentures

	4.1	Restated Certificate of Incorporation (Exhibit 3.1)4

	4.2	Certificate of Designation of 4.0% Senior Redeemable Convertible Preferred Stock, Series A (Exhibit 3.2)4

	4.3	Certificate of Correction to the Restated Certificate of Incorporation (Exhibit 3.1)6

	4.4	Certificate of Amendment of the Restated Certificate of Incorporation (Exhibit 3.1)6

	4.5	By-laws (Exhibit 3.1)1

	4.6	Specimen stock certificate representing shares of Class A Common Stock (Exhibit 4.1)3

	4.7	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders (Exhibit 4.2)2

	4.8	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 (Exhibit 9.1)1

	4.9	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 (Exhibit 10.1)4

	4.10	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 (Exhibit 10.2)4

	4.11	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 (Exhibit 10.3)4

	4.12	Form of Senior Debt Indenture (Exhibit j)5

	4.13	Form of Subordinated Debt Indenture (Exhibit k)5

(10)	Material Contracts

Not applicable.

*(11.1)	Statement re computation of per share earnings

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

GENESEE & WYOMING INC.

Date: November 12, 2003	By: /s/ John C. Hellmann Name: John C. Hellmann Title: Chief Financial Officer

Date: November 12, 2003	By: /s/ Alan R. Harris Name: Alan R. Harris Title: Senior Vice President and Chief Accounting Officer

The remainder of this page is intentionally left blank.