Form 10-K
period 2003-12-31
GENESEE & WYOMING INC
filed 2004-03-15
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the Fiscal Year Ended December 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

Commission File No. 0-20847

Genesee & Wyoming Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)
(203) 629-3722

(Telephone No.)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Class A Common Stock, $0.01 par value	NYSE

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  ☑ Yes  ☐ No

Aggregate market value of Class A Common Stock held by non-affiliates based on closing price on June 30, 2003, as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $262,918,616. Shares of Class A Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Shares of common stock outstanding as of the close of business on March 2, 2004:

Class	Number of Shares Outstanding

Class A Common Stock	20,340,165
Class B Common Stock	2,707,938

Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

PART OF FORM 10-K	DOCUMENT INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 12, 2004.
2003 FORM 10K Genesee & Wyoming Inc. 1

PART I
ITEM 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure
Item 9a. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EX-10.38 EMPLOYMENT AGREEMENT
EX-10.39 COMMON TERMS DEED-ANZ CAPEL COURT LIMITED
EX-10.40 LOAN AGRMNT-AUSTRALIA AND NEW ZEALAND BNK
EX-10.41 LOAN AGREEMENT - BNP PARIBAS
EX-10.42 LOAN AGREEMENT - MIZUHO CORP. BANK
EX-10.43 LOAN AGREEMENT-NATIONAL AUSTRALIA BANK
EX-10.44 LOAN AGREEMENT - SIMITOMO MITSUI FINANCE
EX-10.45 SECURITY TRUST DEED-ANZ CAPEL COURT LIMTD
EX-10.46 FLOATING CHARGE - ANZ CAPEL COURT LIMITED
EX-10.47 DEED OF FLOATING CHARGE - ANZ CAPEL COURT
EX-10.48 SCHEDULE-AUST. AND NEW ZEALAND BKNG GROUP
EX-10.49 SCHEDULE - BNP PARIBAS
EX-10.50 SCHEDULE-NATIONAL AUSTRALIA BANK LIMITED
EX-10.51 MULTI-PARTY AGREEMENT
EX-10.52 TRIPARTITE DEED
EX-11.1 COMPUTATION OF EARNINGS PER SHARE
EX-21.1 SUBSIDIARIES
EX-23.1 CONSENT
EX-23.2 CONSENT
EX-31.1 CERT
EX-31.2 CERT
EX-32.1 CERT

PART I

ITEM 1. Business

Genesee & Wyoming Inc. (the Company) is a holding company whose subsidiaries and unconsolidated affiliates own and operate thirty-two short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. The Company, through its subsidiaries, also provides freight car switching and rail-related services to industrial companies in the United States. The Company was incorporated as a Delaware corporation in 1977.

The Company was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. Since 1977, when Mortimer B. Fuller, III purchased a controlling interest in the Genesee and Wyoming Railroad Company and became Chief Executive Officer, the Company has completed 24 acquisitions and now operates over approximately 8,100 miles of owned, jointly owned or leased track as well as more than 3,000 additional miles under track access arrangements. Based on track miles, the Company believes that:

•	it is the second-largest operator of regional railroads in North America; and

•	the Australian Railroad Group (ARG), which is 50% owned by the Company and 50% owned by Wesfarmers Limited (Wesfarmers), owns and operates the second largest privately owned rail business in Australia.

Information set forth in this Item 1 as well as in Item 2 should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 7, including the discussion of Risk Factors and Forward-Looking Statements.

The Company makes available free of charge, on or through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). The Company’s Internet address is https:www.gwrr.com. The Company’s website also contains hyperlinks to charters for each of the committees of the Company’s Board of Directors, the Company’s corporate governance guidelines and the Company’s Code of Ethics.

GROWTH STRATEGY

The Company intends to increase its earnings per share and return on invested capital by:

•	acquiring rail lines that are close to or contiguous with its existing regional rail systems in order to improve asset utilization and reduce operating costs;

•	broadening its geographic presence by acquiring significant rail lines in new regions where the Company believes there are additional business development and acquisition opportunities;

•	expanding its revenue base within each region it serves through focused marketing efforts and a high level of customer service; and

•	improving its operating performance through the reduction of operating expense and the more efficient use of equipment and facilities.

The Company has a disciplined acquisition and investment-driven strategy that focuses on both domestic and international opportunities. From 1977 to 1997, the Company acquired and integrated ten acquisitions in the United States. From 1997 to 2000, the Company acquired or made investments in seven railroads internationally, including in South Australia (1997), Canada (1997), Mexico (1999), Western Australia (2000) and Bolivia (2000). Since 2001, the Company has made seven acquisitions in the U.S. and Canada, including South Buffalo Railway Company (October 2001), Emons Transportation Group (February 2002), Utah Railway Company (August 2002), a rail line leased from Burlington Northern Santa Fe (BNSF) in Oregon (December 2002), and most recently, Arkansas Louisiana & Mississippi Railroad Company, Chattahoochee Industrial Railroad and Fordyce and Princeton R.R. Co., all acquired from Georgia-Pacific Corporation (GP) (December 2003).

The Company’s recent acquisitions and investments include:

•	rail lines owned by industrial companies, such as Bethlehem Steel, Mueller Industries and GP;

•	branch lines of Class I railroads;

•	other regional railroads or short line railroads; and

•	foreign government-owned railroads that have been privatized.

The Company believes that the market for acquisitions in the United States includes over 500 short line and regional railroads operating over approximately 50,000 miles of track, as well as additional lines expected to be sold by Class I railroads. Internationally, the Company believes there are additional acquisition or privatization candidates in Australia, Canada, South America and other markets. Furthermore, the Company believes that there are a relatively small number of well capitalized operators currently bidding for properties in the international and U.S. rail markets. As a result, the Company believes that it is well positioned to capitalize on additional acquisition opportunities.

2 Genesee & Wyoming Inc. 2003 FORM 10K

In evaluating potential acquisitions and investments, the criteria the Company considers, among others, include:

•	projected risk adjusted return on investment;

•	potential for additional revenue and service improvements;

•	identifiable cost savings and synergies, such as asset utilization improvements, consolidation of administrative functions, and operational improvements; and

•	diversification of overall commodity and geographic mix.

In new regions, the Company targets rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region, and attract qualified management. When acquiring rail properties in its existing regions, the Company targets contiguous rail properties where it believes there are significant opportunities to realize operating efficiencies. The Company’s strategy of building regional rail systems is illustrated by its original U.S. region, the New York-Pennsylvania Region, and ARG, its 50%-owned Australian operation.

•	New York-Pennsylvania Region. Starting with its original rail line, the Genesee and Wyoming, the Company has completed seven contiguous acquisitions since 1985, creating a regional railroad linking Western New York with Western Pennsylvania. This region now has approximately $47.0 million in annual revenue and a diverse commodity base including coal, petroleum, auto parts, chemicals, pulp and paper, minerals and stone, and steel.

•	Australian Railroad Group. Over the past six years, the Company has been sequentially building a regional rail business that operates over most of the Australian continent. In Australia, the Company (1) entered the market through the acquisition of the government-owned rail system of South Australia in 1997; (2) secured a contract to operate iron ore supply rail-lines and in-plant rail operations for a steel mill in Whyalla, South Australia in 1999; (3) combined its South Australian railroad business with previously government-owned rail assets of Western Australia, which were acquired by ARG with Wesfarmers in December 2000; (4) acquired an equity interest (2.14% at December 31, 2003) in a consortium to build, own and operate an 885-mile rail line from Alice Springs to Darwin in the Northern Territory of Australia in April 2001; and (5) added a new contract in New South Wales on the east coast of Australia in November 2003.

MARKETING

The Company builds each regional railroad business on a base of large industrial customers, grows that business through marketing efforts, and creates additional revenues by attracting new customers and providing ancillary rail services. By providing improved service to shippers, the Company is often able to provide increased revenue to the Class I carriers that connect with its North American lines. The Company’s marketing efforts are often aimed at enhancing its railroads’ relationships with both Class I carriers and shippers. Thus the Company provides ancillary rail services, such as railcar repair, switching, storage, weighing and blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively.

OPERATIONS

The Company focuses on lowering operating costs and improving asset efficiency to maximize its return on invested capital, and has historically been able to operate acquired rail lines more efficiently than the Class I railroads and governments from whom it acquired these properties. The Company typically achieves efficiencies through lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs, and selling certain assets.

The Company also improves the operating efficiency of its railroads by track rehabilitation. Under certain circumstances, the Company is able to obtain state and federal funding to rehabilitate track because of the importance of certain of the Company’s shippers and railroads to the economic stability and/or development of the regions where they are located. For a discussion of government grants, see Note 15 to the Company’s Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report.

INDUSTRY OVERVIEW

According to the Association of American Railroads (AAR), there are 552 railroads in the United States operating over 141,391 miles of track. The AAR segments U.S. railroads into one of three categories based on the amount of their revenues and track miles. Class I railroads, those with over $272.0 million in revenues, represent over 90% of total rail revenues. Regional and local railroads operate approximately 41,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. In terms of revenue, regional and local railroads combined account for approximately 8% of total rail revenues.

2003 FORM 10K Genesee & Wyoming Inc. 3

The following table shows the breakdown of U.S. railroads by classification.

		Aggregate
		Miles	Revenues and Miles
Classification of Railroads	Number	Operated	Operated

Class I	7	99,943	over $272.0 million
Regional	31	15,048	$40.0 to $271.9 million and/or 350 or more miles operated
Local	514	26,400	less than $40.0 million and less
			than 350 miles operated
Total	552	141,391

Source: Association of American Railroads, Railroad Facts, 2003 Edition.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the shippers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency, and avoid traffic losses associated with rail line abandonment.

Although the acquisition market is competitive, the Company believes that it will continue to find opportunities to acquire rail properties in the United States and Canada from Class I railroads, industrial companies, and independent local and regional railroads. The Company also believes that it will continue to find additional acquisition opportunities in Australia, Canada, South America and other markets.

MANAGEMENT

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have responsibility for overall strategic and financial planning including acquisitions. The Chief Executive Officer is responsible for the Company’s global operations including its equity investments in Australia and South America, while the Chief Operating Officer manages operations in North America. The Company believes that through its decentralized management structure it has developed a culture that encourages employees to take initiative and responsibility which is rewarded through performance-based bonus programs.

NORTH AMERICAN OPERATIONS

  North American Customers

The Company’s North American operations served over 850 customers in 2003 compared with approximately 800 customers in 2002. The largest ten North American customers accounted for approximately 27%, 29% and 30% of the Company’s North American revenues in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, the Company’s largest North American customer was a coal-fired electricity generating plant which accounted for approximately 5%, 5% and 7%, respectively, of the Company’s North American revenues. The Company typically handles freight pursuant to transportation contracts among the Company, its connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration with a term of up to 20 years. These contracts establish price but do not typically obligate the shipper to move any particular volume.

4 Genesee & Wyoming Inc. 2003 FORM 10K

  North American Commodities

The Company’s North American railroads transport a wide variety of commodities. Some of the Company’s railroads have a diversified commodity mix while others transport one or two principal commodities. In 2003, coal, coke and ores, and paper products were the two largest commodity groups transported by the Company’s North American railroads, constituting 20.7% and 16.9%, respectively, of total North American freight revenues, and 31.5% and 14.1%, respectively, of total North American carloads. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2003 and 2002:

North American Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
	Freight Revenues				Carloads				Revenue
									Per Carload
		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Coal, Coke & Ores	$37,881	20.7%	$28,685	18.2%	167,363	31.2%	136,044	29.6%	$226	$211
Pulp & Paper	30,939	16.9%	25,711	16.3%	74,662	14.1%	64,494	14.0%	414	399
Petroleum Products	24,455	13.4%	20,655	13.1%	31,798	6.0%	29,479	6.4%	769	701
Minerals & Stone	22,350	12.2%	21,236	13.5%	57,841	10.9%	50,844	11.0%	286	418
Lumber & Forest Products	17,093	9.4%	12,828	8.2%	53,793	10.2%	36,265	7.9%	318	354
Metals	17,078	9.4%	15,993	10.2%	58,145	11.0%	57,846	12.6%	294	276
Farm & Food Products	12,133	6.6%	10,158	6.5%	32,589	6.2%	27,378	5.9%	372	371
Chemicals-Plastics	11,067	6.1%	9,523	6.1%	23,517	4.5%	19,949	4.3%	471	477
Autos & Auto Parts	5,775	3.2%	6,996	4.4%	14,235	2.8%	17,130	3.7%	406	408
Intermodal	1,574	0.9%	1,302	0.8%	5,518	1.1%	5,387	1.2%	285	242
Other	2,222	1.2%	4,202	2.7%	10,292	2.0%	15,527	3.4%	216	271

Totals	$182,567	100.0%	$157,289	100.0%	529,753	100.0%	460,343	100.0%	345	342

Coal, coke and ores consist primarily of shipments of coal to power plants and industrial customers.

Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and finished papers.

Petroleum products consist primarily of fuel oil and crude oil.

Minerals and stone consists primarily of cement, gravel and stone used in construction, and salt used in highway ice control.

Lumber and forest products consists primarily of finished lumber used in construction, particleboard used in furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.

Metals consist primarily of scrap metal, finished steel products and coated pipe.

Farm and food products consist primarily of sugar, molasses, rice and other grains and fertilizer.

Chemicals consist primarily of various chemicals used in manufacturing.

Autos and auto parts consist primarily of finished automobiles and stamped auto parts.

Intermodal consists primarily of various commodities shipped in trailers or containers on flat cars.

  North American Non-Freight Revenues

North American non-freight revenues consist of ancillary rail services such as railcar switching, car hire and rental, repair, storage, weighing, blocking and bulk transfer, which enable Class I carriers and customers to move freight more easily and cost-effectively. The Company’s primary components of non-freight revenues are railcar switching revenues, other operating income and car hire and rental revenues. Railcar switching revenues primarily consist of intra-plant switching, which is revenue earned by providing services dedicated to the movement of railcars within industrial plants, and intra-terminal switching, which is revenue earned for the movement of customer railcars from one track to another track on the same railroad. Other operating income primarily consists of trackage rights fees, which are charges to other railroads for running over the Company’s railroads, demurrage and storage, which are charges to customers for holding or storing railcars, and management fees, which are charges for managing rail-related facilities. Car hire and rental revenues primarily include charges paid by other railroads for use of the Company’s railcars for moving freight. In 2003 and 2002, non-freight revenues constituted 25.4% and 24.9%, respectively, of the Company’s total North American operating revenues with railroad switching representing 35.8% and 54.4%, respectively, of total

2003 FORM 10K Genesee & Wyoming Inc. 5

North American non-freight revenues. The following table compares North American non-freight revenues for the years ended December 31, 2003 and 2002:

North American Non-Freight Revenues Comparison

Years Ended December 31, 2003 and 2002
(dollars in thousands)

		% of		% of
		Non-freight		Non-freight
	2003	Total	2002	Total

Railcar switching	$33,371	35.8%	$28,426	54.4%
Car hire and rental	7,054	20.2%	7,503	14.4%
Car repair services	4,447	9.6%	3,563	6.8%
Other operating income	17,388	34.4%	12,759	24.4%

Total non-freight revenues	$62,260	100.0%	$52,251	100.0%

The following table compares total North American revenues by geographic area for the years ended December 31, 2003 and 2002:

	Geographic Area Data
	For the years ended

		% of		% of
	2003	Total	2002	Total

Revenues:
United States	$175,650	71.8%	148,570	70.9%
Canada	37,538	15.3%	32,150	15.3%
Mexico	31,639	12.9%	28,820	13.8%

Total operating revenues	$244,827	100.0%	$209,540	100.0%

For additional financial information with respect to each of the Company’s geographic areas, see Note 18 to the Company’s Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K. Typically, the Company experiences relatively lower revenues in the first and fourth quarters of each year as the holiday season and colder weather tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, the Company also tends to incur higher operating costs during the first and fourth quarters. As a result, the Company typically initiates capital projects in the second and third quarters when weather conditions are more favorable. However, certain of the Company’s traffic, such as coal for electricity generating facilities and salt for road de-icing, may benefit from particularly cold weather.

  North American Employees

As of December 31, 2003, the Company’s North American railroads and industrial switching locations had 1,838 full-time employees. Of this total, 831 are members of national labor organizations. The Company’s North American railroads have 29 contracts with these national labor organizations which have expiration dates ranging to 2006. The Company has also entered into employee bargaining agreements with an additional 66 employees who represent themselves, which have renewal dates ranging to 2005. The Company believes that its relationship with its employees is good.

AUSTRALIAN OPERATIONS (Equity Accounting)

The Australian Railroad Group (ARG), which is 50% owned by the Company and 50% owned by Wesfarmers Limited, is reflected in the Company’s statement of income using the equity method of accounting. In the year ended December 31, 2003, ARG contributed $10.4 million, or 36.1%, of the Company’s total net income.

ARG is composed of three principal subsidiaries, Australia Southern Railroad Pty Ltd (ASR), Australia Western Railroad Pty Ltd (AWR), and Westnet Rail Pty Ltd (Westnet). Both AWR and ASR operate locomotives and rail cars to provide rail freight service to customers in the states of Western Australia and South Australia, respectively. In Western Australia, Westnet is the owner of the standard gauge and narrow gauge track infrastructure and charges track access fees to rail operators that use its track infrastructure, including AWR. ARG also has track access agreements with entities owned by the Commonwealth government, the New South Wales government and the Queensland government, thereby providing ARG with the ability to provide rail freight service across the Australian continent. In November 2003, ARG added a new customer in the State of New South Wales.

6 Genesee & Wyoming Inc. 2003 FORM 10K

  Australian Customers

ARG currently serves over 75 customers. A significant portion of ARG’s revenues is attributable to customers operating in the grain, ores and minerals and alumina industries. ARG’s largest ten customers accounted for approximately 70%, 69% and 67% of its revenues for the years ended December 31, 2003, 2002 and 2001, respectively. ARG’s largest customer, AWB Limited (a major marketer and exporter of Australian wheat), accounted for 20%, 22% and 22% of its revenues for the years ended December 31, 2003, 2002, and 2001. ARG typically ships freight under transportation contracts, which vary from customer to customer and in duration from one to ten years, subject to certain review and extension provisions.

  Australian Commodities

The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2003 and 2002. (All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in U.S. dollars unless specifically noted otherwise):

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Years ended December 31, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per
									Carload
		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Grain	$61,125	29.5%	$53,590	30.5%	158,462	18.7%	177,651	20.5%	$386	$302
Other Ores and Minerals	48,782	23.6%	38,075	21.7%	107,257	12.7%	99,816	11.5%	455	381
Iron Ore	36,238	17.5%	27,038	15.4%	179,711	21.2%	177,619	20.5%	202	152
Alumina	16,459	8.0%	13,828	7.9%	153,685	18.1%	151,756	17.5%	107	91
Bauxite	11,363	5.5%	10,125	5.8%	126,865	15.0%	127,892	14.8%	90	79
Hook and Pull(Haulage)	5,498	2.7%	8,343	4.8%	13,337	1.6%	24,628	2.9%	412	339
Gypsum	2,915	1.4%	2,327	1.3%	45,548	5.4%	42,389	4.9%	64	55
Other	24,543	11.8%	22,114	12.6%	62,865	7.3%	63,724	7.4%	390	347

Total	$206,923	100.0%	$175,440	100.0%	847,730	100.0%	865,475	100.0%	244	203

  Australian Non-Freight Revenues

ARG’s non-freight railroad revenues consist of rail services such as track access fees charged to other railroads, services related to the Alice Springs to Darwin rail line construction, including the movement of construction materials and operations management, diesel fuel sales to other railroads, and other ancillary revenues. The following table compares ARG’s non-freight revenues for the years ended December 31, 2003 and 2002:

Australian Railroad Group Non-Freight Revenues Comparison

Years Ended December 31, 2003 and 2002
(U.S. dollars in thousands)

		% of		% of
	2003	Total	2002	Total

Third party track access fees	$18,042	42.3%	$13,744	38.6%
Alice Springs to Darwin Line	12,103	28.4%	13,421	37.7%
Fuel sales	8,083	19.0%	4,636	13.0%
Other operating income	4,420	10.3%	3,826	10.7%

Total non-freight revenues	$42,648	100.0%	$35,627	100.0%

  Australian Employees

As of December 31, 2003, ARG had 1,051 full-time employees. Of this total, approximately 28.5% are employed under collective bargaining agreements. In South Australia, ARG has one collective bargaining agreement that expires in September 2004. ARG is close to reaching agreement on a collective Enterprise Bargaining Agreement covering the majority of Western Australian employees. ARG believes that its relationship with its employees is good.

2003 FORM 10K Genesee & Wyoming Inc. 7

NORTH AMERICAN SAFETY

The Company’s safety program involves all employees and focuses on the prevention of accidents and injuries. The Senior Vice President of each Region is accountable for the results of the program. Each region has an officer responsible for day-to-day program administration. The Company maintains a corporate-wide safety program facilitated by the Vice President & Chief Safety Officer. A Compliance Officer and a Safety Director report to the Chief Safety Officer. The Company works continuously to comply with all federal, state, and local government regulations. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations.

NORTH AMERICAN INSURANCE

The Company has obtained insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $200,000 to $500,000 per occurrence. In addition, the Company maintains excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, the Company’s liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. The Company also maintains property damage coverage, subject to a standard pollution sub-limit and self-insured retentions ranging from $100,000 to $500,000.

Employees of the Company’s United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under the Company’s liability insurance policies. Employees of the Company’s industrial switching business are covered under workers’ compensation policies.

The Company believes its insurance coverage is adequate in light of its experience and the experience of the rail industry.

NORTH AMERICAN COMPETITION

In acquiring rail properties, the Company generally competes with other short line and regional railroad operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. The Company believes its established reputation as a successful acquiror and operator of short line rail properties, combined with its managerial and financial resources, effectively positions it to take advantage of acquisition opportunities.

Each of the Company’s railroads is typically the only rail carrier directly serving its customers; however, the Company’s railroads compete directly with other modes of transportation, principally motor carriers, and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided, for an origin-to-destination transportation service. To the extent other carriers are involved in transporting a shipment, the Company cannot control the cost and quality of such service. To the extent that highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.

To a lesser degree, the Company also faces competition with similar products made in other areas, a kind of competition commonly known as “geographic competition.” For example, a paper producer may choose to increase or decrease production at a specific plant served by one of the Company’s railroads depending on the relative competitiveness of that plant versus paper plants in other locations.

REGULATION

United States

The Company’s U.S. railroads are subject to regulation by:

•	the Surface Transportation Board (STB),

•	the Federal Railroad Administration,

•	state departments of transportation, and

•	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquiror of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The Federal Railroad Administration has jurisdiction over safety.

8 Genesee & Wyoming Inc. 2003 FORM 10K

Canada

St. Lawrence & Atlantic Railroad (Quebec) is subject to the jurisdiction of the federal government of Canada while Quebec Gatineau Railway and Huron Central Railway are subject to the jurisdiction of provincial governments of Quebec and Ontario, respectively.

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

Australia

In Australia, regulation of rail safety is generally governed by State legislation and administered by State regulatory agencies. Regulation of access is governed by overriding Federal legislation with State based regimes operating in compliance with that legislation. ARG’s assets are therefore subject to the regulatory regimes governing safety in each of Western Australia, South Australia, the Northern Territory, Victoria and New South Wales. In addition, with respect to access to rail infrastructure, ARG’s Australian assets are subject to individual access regimes established under Part IIIA of the Trade Practices Act 1974.

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

Mexico

In Mexico, the Secretary of Communications and Transport (SCT) has jurisdiction over, among other things:

•	policies and programs related to the railroad system,

•	the granting of concessions,

•	the regulation of the concessions and resolution of any issues regarding amendments or terminations to the concessions,

•	the regulation of tariff application, and

•	the imposition of sanctions when operators have not complied with the terms of a concession.

A Mexican railroad is also subject to the Mexican Foreign Investments Law and the Federal Law of Economic Competition. The Foreign Investments Law governs the ownership of Mexican Railroads by foreign entities, such as the Company’s Mexican railroad, while the Law of Economic Competition is an antitrust statute.

ENVIRONMENTAL MATTERS

The Company’s operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Department of Transport and comparable agencies at the provincial level. In Mexico, these functions are administered at the federal level by the Secretary of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport on a federal level and by environmental protection agencies at the state level. There are no material environmental claims currently pending or, to the Company’s knowledge, threatened against the Company or any of its railroads. In addition, the Company believes that the operations of its railroads are in material compliance with current laws and regulations. The Company estimates that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on the Company’s earnings or capital expenditures.

2003 FORM 10K Genesee & Wyoming Inc. 9

In Mexico, the Company’s wholly-owned subsidiary, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V., was awarded a 30-year concession to operate certain railways owned by the government-owned rail company. Under the terms of the concession agreement, the federal railway company remains responsible for remediation of all contamination that occurred prior to the execution date of the concession agreement.

The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired under the sale and purchase agreement by ASR contains contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to meet existing South Australian environmental standards which reflect the purpose for which the land was used at the date of the Sale and Purchase Agreement.

RISK FACTORS

The Company’s operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in the Company’s forward-looking statements. For a complete description of the Company’s general risk factors including risk factors of foreign operations, see Item 7 Management’s Discussion and Analysis elsewhere in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted under the caption “Risk Factors” in Item 7, as well as those noted in documents that the Company files from time to time with the Securities and Exchange Commission, such as Forms 10-K and 10-Q which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein.

Item 2. Properties

The Company, through its subsidiaries and unconsolidated affiliates, currently has interests in thirty-two railroads of which twenty-four are in the United States, three are in Canada, three are in Australia, one is in Mexico and one is in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and the Company’s holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by the Company’s railroads. Several of the Company’s railroads are operated under terms of leases or operating licenses in which the Company does not assume ownership of the track and the underlying land.

The Company’s railroads operate over approximately 8,100 miles of track that is owned, jointly-owned or leased by the Company or its affiliates. The Company’s or its affiliates’ railroads also operate, through various trackage rights agreements, over more than 3,000 miles of track that is owned or leased by others.

The following table sets forth certain information as of December 31, 2003 with respect to the Company’s railroads:

Railroad and Location	Track Miles		Structure	Connecting Carriers(1)

UNITED STATES:
Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	134	(2)	Owned	BPRR, NS, CSX
Bradford Industrial Rail, Inc. (BR) Pennsylvania	4	(3)	Owned	BPRR
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	320	(4)	Owned/Leased	ALY, BLE, BR, CN, CP, CSX, NS, PS, RSR, AVR
The Dansville & Mount Morris Railroad Company
(DMM) New York	8		Owned	GNWR
Genesee and Wyoming Railroad Company
(GNWR) New York	26	(5)	Owned(5)	CP, DMM, RSR, NS, CSX
Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	181	(6)	Owned	BPRR, NS
Rochester & Southern Railroad, Inc. (RSR) New York	66	(7)	Owned	BPRR, CP, GNWR, CSX
Illinois & Midland Railroad, Inc. (IMR) Illinois	97	(8)	Owned	BNSF, IAIS, IC, NS, PPU, TPW, UP
Portland & Western Railroad, Inc. (PNWR) Oregon	287	(9)	Owned/Leased	BNSF, UP, WPRR, POTB
10 Genesee & Wyoming Inc. 2003 FORM 10K

Railroad and Location	Track Miles		Structure	Connecting Carriers(1)

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	185	(10)	Leased	UP, PNWR, HLSC
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	87	(11)	Owned/Leased	UP, BNSF
Commonwealth Railway, Inc. (CWRY) Virginia	17	(13)	Owned/Leased	NS
Talleyrand Terminal Railroad Company, Inc.
(TTR) Florida	10	(14)	Leased	NS, CSX
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	26	(15)	Leased	UP, BNSF, TM
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	13	(16)	Leased	CSX, NS
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1	(17)	Leased	CSX, NS
South Buffalo Railway (SB) New York	52		Owned	BPRR, CSX, NS CP, CN
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	165	(18)	Owned	GRS, SLQ
York Railway Company (YRC) Pennsylvania	40	(18)	Owned	CSX, NS
Utah Railway Company (URC) Utah	44	(19)	Owned	UP, BNSF
Salt Lake City Southern Railroad Company (SLCS) Utah	2	(20)	Owned	UP, BNSF
Chattahoochee Industrial Railroad (CIRR) Georgia	15	(21)	Owned	CSX, NS
Arkansas Louisiana and Mississippi Railroad Company (ALM) Arkansas, Louisiana	52	(21)	Owned	UP, KCS
Fordyce & Princeton Railroad Company (F&P) Arkansas	57	(21)	Owned	UP, KCS

CANADA:
St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	95	(18)	Owned	CP, CN
Huron Central Railway Inc. (HCR) Canada	179	(22)	Leased	CP, WC
Quebec Gatineau Railway Inc. (QGRY) Canada	293	(23)	Owned/Leased	CP, CN

MEXICO:
Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM)	960	(24)	Leased	Ferrosur
AUSTRALIA (equity accounting): Australian Railroad Group Pty Ltd (ARG)	4,186	(25)	Owned/Leased
BOLIVIA (equity accounting): Ferroviaria Oriental, S.A. (Oriental)	600	(26)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.

(2)	In addition, ALY operates by trackage rights over 3 miles of NS. ALY merged with BPRR on January 1, 2004.

(3)	In addition, BR operates by trackage rights over 14 miles of BPRR. BR merged with BPRR on January 1, 2004.

(4)	Includes 92 miles under perpetual leases and 41 miles and 9 miles under leases expiring in 2027 and 2090, respectively. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018, and 44 miles of NS under an agreement expiring in 2027. The Company is seeking to rationalize approximately 58 miles of owned track that parallels track under the NS trackage rights agreement.

(5)	The GNWR is now operated by RSR.

(6)	In addition, PS operates over 13 miles pursuant to an operating contract. PS merged with BPRR on January 1, 2004.

(7)	In addition, RSR has a haulage contract over 52 miles of CP.

(8)	In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of PPU and 5 miles of UP.

(9)	Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November, 1997, and is operated under a rail service easement, 92 miles which was purchased in July, 1997, and beginning in December 2002, 76 miles under lease expiring in 2017. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.

(10)	All under lease expiring in 2013, with renewal options subject to both parties’ consent. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.

(11)	Includes 14 miles under a lease expiring in 2011. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party after 1997 and has a haulage contract with M.A. Patout & Sons over 4 miles of track.

(12)	All leased on a month-to-month basis under a Lease and Option to Purchase Agreement which commenced in 1989.

(13)	Includes 12.5 miles under lease expiring in 2009.

(14)	All under lease expiring in 2005.

(15)	All under lease expiring in 2007.

(16)	All under lease expiring in 2006.

(17)	All under lease expiring in 2006.

2003 FORM 10K Genesee & Wyoming Inc. 11

(18)	Subsidiary of Emons Transportation Group, Inc., acquired February 22, 2002.

(19)	URC was acquired August 28, 2002. In addition, URC operates by trackage rights over 326 miles of UP.

(20)	Subsidiary of Utah Railway Company, acquired August 28, 2002. In addition, SLCS operates by trackage rights over 21 miles of UP.

(21)	All acquired on December 31, 2003.

(22)	All under lease expiring in 2017, with renewal options subject to both parties’ consent.

(23)	Consists of 275 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRY operates by trackage rights over 27 miles of CP.

(24)	All under a 30-year concession agreement operating on track structure which is owned by a government company. In addition, FCCM operates by trackage rights over 210 miles on Ferrosur (another privatized rail concession) and a government-owned line.

(25)	ARG is composed of three principal subsidiaries, Australia Southern Railroad Pty Ltd (ASR), Australia Western Railroad Pty Ltd (AWR), and WestNet Rail Pty Ltd (Westnet). ARG leases track infrastructure from the State of Western Australia for 49 years and from the State of South Australia for 50 years. In Western Australia, ARG’s operations are composed of AWR, which operates locomotives and rail cars to provide rail freight service to its customers, and Westnet, which owns the track infrastructure over which rail operations, including AWR, operate. ARG also has track access agreements with entities owned by the Commonwealth government, the New South Wales government and the Queensland government, thereby providing ARG with the ability to provide rail freight service across the Australian continent.

(26)	All under a 40-year concession agreement operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

Legend of Connecting Carriers

AVR	Allegheny Valley Railroad
BLE	Bessemer and Lake Erie Railroad Company
BNSF	Burlington Northern Santa Fe Railway Company
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
GRS	Guilford Rail System
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
IC	Illinois Central Railroad Company
KCS	Kansas City Southern
NS	Norfolk Southern Corp.
POTB	Port of Tillamook Bay Railroad
PPU	Peoria & Pekin Union Railway
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
WC	Wisconsin Central

EQUIPMENT

As of December 31, 2003, rolling stock of the Company’s North American operations consisted of 345 locomotives of which 235 were owned and 110 were leased, and 8,069 freight cars, of which 680 were owned and 7,389 were leased.

Item 3. Legal Proceedings

The Company is a defendant in certain lawsuits resulting from its operations. Management believes that the Company has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company’s operating results, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None

12 Genesee & Wyoming Inc. 2003 FORM 10K

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market Results. On June 24, 1996, the Company’s Class A Common Stock began publicly trading and was quoted on the Nasdaq National Market until September 26, 2002, under the trading symbol GNWR. On September 27, 2002, the Company’s Class A Common Stock began publicly trading on the New York Stock Exchange under the trading symbol GWR. On February 11, 2004, February 14, 2002 and May 1, 2001 the Company announced three-for-two common stock splits in the form of 50% stock dividends. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the three stock splits. The tables below show the range of high and low actual trade prices for the Company’s Class A Common Stock during each quarterly period of 2003, 2002 and 2001.

Year Ended December 31, 2003	High	Low

4th Quarter	$23.13	$15.67
3rd Quarter	$17.15	$13.60
2nd Quarter	$14.29	$10.26
1st Quarter	$14.07	$8.47

Year Ended December 31, 2002	High	Low

4th Quarter	$15.47	$12.00
3rd Quarter	$16.11	$10.47
2nd Quarter	$17.53	$13.17
1st Quarter	$15.85	$12.80

Year Ended December 31, 2001	High	Low

4th Quarter	$14.71	$10.00
3rd Quarter	$11.98	$8.23
2nd Quarter	$9.73	$6.02
1st Quarter	$8.71	$6.00

The Company’s Class B Common Stock is not publicly traded.

Dividends. The Company did not pay cash dividends in 2003, 2002 or 2001. The Company does not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of the Company’s business. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

Number of Holders. On March 2, 2004 there were 154 holders of record of the Company’s Class A Common Stock and 9 holders of record of the Company’s Class B Common Stock.

Recent Sales of Unregistered Securities. During 2003, the Company issued the securities listed below which were not registered under the Securities Act of 1933, as amended (the Act). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption included the recipients’ representations as to their investment intent with respect to such securities and restrictions on the transfer of such securities imposed by the Company.

(1) On January 11, 2003, the Company issued to one of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan for Outside Directors to purchase an aggregate of 3,375 shares of Class A Common Stock at an exercise price of $13.95 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

(2) On May 29, 2003, the Company issued to one of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 22,500 shares of Class A Common Stock at an exercise price of $13.59 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

(3) On May 29, 2003, the Company issued to four of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan for Outside Directors to purchase an aggregate of 13,500 shares of Class A Common Stock at an exercise price of $13.59 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

(4) On July 31, 2003, the Company issued to an aggregate of 203 of its employees, for no additional consideration, options under the Genesee & Wyoming Inc. 1996 Stock Option Plan to purchase an aggregate of 442,377 shares of Class A Common Stock at an exercise price of $14.94 per share, and 6,693 shares of Class A Common Stock at an exercise price of $16.43 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

(5) On August 21, 2003, the Company issued to two of its directors, for no additional consideration, options under the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors to purchase an aggregate of 6,750 shares of Class A Common Stock at an exercise price of $15.59 per share. The shares issuable upon exercise of such options are the subject of a Registration Statement on Form S-8 under the Act.

See Item 12 for the equity compensation plan table required by this Item 5.

2003 FORM 10K Genesee & Wyoming Inc. 13

Item 6. Selected Financial Data

The following selected consolidated income statement data and selected consolidated balance sheet data of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, have been derived from the Company’s consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7.

	(In thousands, except per share amounts)
	Year Ended December 31,

	2003	2002	2001	2000	1999

Income Statement Data(1):
Operating revenues	$244,827	$209,540	$173,576	$206,530	$175,586
Operating expenses	208,522	177,533	150,622	182,818	152,828
Income from operations	36,305	32,007	22,954	23,712	22,758
Interest expense	(8,646)	(8,139)	(10,049)	(11,233)	(8,886)
Gain on sale of 50% equity in Australian operations(1)	—	—	2,985	10,062	—
Other income, net	986	726	497	1,549	1,292
Income before income taxes and equity earnings	28,645	24,594	16,387	24,090	15,164
Income taxes	10,567	8,761	6,166	10,569	2,013
Equity earnings (losses)	10,641	9,774	8,863	411	(618)
Net income	28,719	25,607	19,084	13,932	12,533
Preferred stock dividends and cost accretion	1,270	1,172	957	52	—
Net income available to common stockholders	$27,449	$24,435	$18,127	$13,880	$12,533

Basic earnings per common share:
Net income available to common stockholders	$1.21	$1.11	$1.15	$0.95	$0.83
Weighted average number of shares of common stock	22,700	22,056	15,764	14,669	15,156

Diluted earnings per common share:
Net income	$1.07	$0.97	$0.98	$0.92	$0.82
Weighted average number of shares of common stock and equivalents	26,768	26,378	19,375	15,141	15,323

BALANCE SHEET DATA AT YEAR END(1):
Total assets	$627,173	$514,859	$402,519	$338,383	$303,940
Total debt	158,022	125,417	60,591	104,801	108,376
Mandatorily Redeemable Convertible Preferred Stock	23,994	23,980	23,808	18,849	—
Stockholders’ equity	267,086	209,621	185,663	94,732	81,829

(1)	The Company has completed a number of recent acquisitions. Because of variations in the structure, timing and size of these acquisitions, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of recent acquisitions.

14 Genesee & Wyoming Inc. 2003 FORM 10K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

General

The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company also provides freight car switching and related services to United States industrial companies with railroad facilities within their complexes. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing rail car switching and other ancillary rail services.

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

When comparing the Company’s results of operations from one reporting period to another, the following factors should be taken into consideration. The Company has historically experienced fluctuations in revenues and expenses such as one-time freight moves, customer plant expansions and shut-downs, sale of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed a number of recent acquisitions. On December 31, 2003, the Company completed the acquisition of the Chattahoochee Industrial Railroad, Arkansas Louisiana and Mississippi Railroad and Fordyce & Princeton Railroad. The Company’s other recent acquisitions include Utah Railway Company in August 2002, Emons Transportation Group, Inc. in February 2002, and South Buffalo Railway Company in October 2001. Because of variations in the structure, timing and size of these acquisitions and differences in economics among the Company’s railroads resulting from differences in the rates and other material terms established through negotiation, the Company’s results of operations in any reporting period may not be directly comparable to its results of operations in other reporting periods.

Certain of the Company’s commodity shipments are sensitive to general economic conditions in North America, including paper products in Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as coal and salt are less affected by economic conditions and are more closely affected by the weather.

On February 11, 2004, February 14, 2002 and May 1, 2001, the Company announced three-for-two common stock splits in the form of 50% stock dividends to be distributed on March 15, 2004 to shareholders of record as of February 27, 2004, March 14, 2002 to shareholders of record as of February 28, 2002, and on June 15, 2001 to shareholders of record as of May 31, 2001, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of these stock splits.

Expansion of Operations

  United States

Georgia-Pacific Railroads: On December 31, 2003, the Company completed the purchase from GP of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce & Princeton Railroad Company (F&P, and collectively, the Railroads) for approximately $54.9 million in cash. As contemplated with the acquisitions, the Company will implement a severance program in the first quarter of 2004 under which approximately 13 Railroad employees will be terminated. The aggregate $1.0 million additional cost of these restructuring activities was considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement. In connection with the transaction, GP agreed to indemnify the Company for certain losses suffered as a result of breaches of certain representations, warranties and covenants contained in the sale agreement. GP is generally not required to pay under the indemnities until claims against GP, on a cumulative basis, exceed $500,000. Upon exceeding this threshold, GP is generally obligated to provide indemnification for losses in excess of $500,000, up to a limit of $20.0 million for general indemnities. With respect to GP’s environmental indemnities generally, GP is obligated to provide indemnification for 80% of losses in excess of $500,000 and the Company is responsible for the remaining 20%, up to a total cap of $2.0 million. In the event environmental liabilities exceed $2.0 million, GP is obligated to pay 100% of any such excess up to a limit of $15.0 million. The majority of these general indemnification obligations expire in June 2005, while the environmental liability indemnity expires in December 2008. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements which are 20-year agreements for the Railroads to provide rail transportation service to GP.

Oregon Lease: On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by BNSF. The rail line is contiguous to the Company’s existing Oregon railroad operations and the Company is operating it under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through December 31, 2003, no payments were required under this lease.

2003 FORM 10K Genesee & Wyoming Inc. 15

Utah Railway Company: On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. As contemplated with the acquisition, the Company implemented a severance program under which 15 URC employees were terminated in 2002. The aggregate $578,000 cost of these restructuring activities was considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

Emons: On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. As contemplated with the acquisition, the Company implemented early retirement and severance programs under which 24 Emons employees were terminated in 2002. The aggregate $804,000 cost of these restructuring activities was considered a liability assumed in the acquisition and as such, was allocated to the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

South Buffalo: On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. The purchase price was reduced by a $669,000 adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $728,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, was paid to the Company in December 2002. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, these payments were funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition. As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented an early retirement program under which 26 South Buffalo employees were terminated in December 2001. The aggregate $876,000 cost of these restructuring activities was considered a liability assumed in the acquisition, and therefore was included in purchase consideration. The majority of these costs were paid in 2001.

  Australia

On December 16, 2000, the Company, through its 50%-owned subsidiary, ARG, completed the acquisition of Westrail Freight from the government of Western Australia for approximately $334.4 million. To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s equity interest in Asia Pacific Transport Consortium (APTC) and $21.4 million of cash while Wesfarmers, the other 50% owner of ARG, contributed $64.2 million in cash, which included a long-term Australian dollar denominated non-interest bearing note of $8.2 million to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from its Australian bank credit facility.

The Company recognized a $10.1 million gain upon the issuance of ARG stock to Wesfarmers as a result of such issuance being at a per share price in excess of the Company’s book value per share investment in ASR. Additionally, due to the deconsolidation of ASR, the Company recognized a $6.5 million deferred tax expense resulting from the financial reporting versus tax basis difference in the Company’s equity investment in ARG.

On April 20, 2001, APTC completed the arrangement of debt and equity capital to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional gain of $3.7 million related to the December, 2000 issuance of ASR stock to Wesfarmers. A related deferred income tax expense of $1.1 million was also recorded. ARG then paid a total of $7.4 million to its two shareholders, in equal amounts of $3.7 million, as partial payment of each shareholder’s Australian dollar denominated non-interest bearing note, which resulted in a $508,000 currency transaction loss for the Company. The Alice Springs to Darwin railway line was completed in the fourth quarter of 2003.

The additional gain of $3.7 million relating to the formation of ARG represented an adjustment to the difference between the recorded balance of the Company’s previously wholly-owned investment in Australia, less investment amounts that the Company estimated would be reimbursed by ARG, and the value of those Australian operations when ARG was formed. In the fourth quarter of 2001, the Company, ARG and Wesfarmers reached agreement as to the level of acquisition-related costs to be reimbursed to both 50% owners. Accordingly, the Company recorded a $728,000 decrease to its previously recorded gain to reflect the lower than estimated reimbursed amount for acquisition-related costs.

The Company accounts for its 50% ownership in ARG under the equity method of accounting.

16 Genesee & Wyoming Inc. 2003 FORM 10K

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

North American Operating Revenues

  Overview

North American operating revenues (which exclude revenues from the Company’s equity investments) were $244.8 million in the year ended December 31, 2003 compared to $209.5 million in the year ended December 31, 2002, an increase of $35.3 million or 16.6%. The $35.3 million increase in operating revenue was attributable to a $25.3 million increase in freight revenues and a $10.0 million net increase in non-freight revenues. The $25.3 million increase in freight revenues consisted of $3.5 million, $8.7 million and $1.4 million in freight revenues from new Oregon, URC and Emons operations, respectively, and $11.7 million in freight revenues on existing North American operations. The $10.0 million net increase in non-freight revenues consisted of $5.6 million and $602,000 in non-freight revenue from a full year of operations of URC and Emons, respectively, and $3.8 million in non-freight revenues on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2003 and 2002:

  Freight Revenues

North American Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2003 and 2002
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenue
	Freight Revenue				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Coal, Coke & Ores	$37,881	20.7%	$28,685	18.2%	167,363	31.2%	136,044	29.6%	$226	$211
Pulp & Paper	30,939	16.9%	25,711	16.3%	74,662	14.1%	64,494	14.0%	414	399
Petroleum Products	24,455	13.4%	20,655	13.1%	31,798	6.0%	29,479	6.4%	769	701
Minerals & Stone	22,350	12.2%	21,236	13.5%	57,841	10.9%	50,844	11.0%	286	418
Lumber & Forest Products	17,093	9.4%	12,828	8.2%	53,793	10.2%	36,265	7.9%	318	354
Metals	17,078	9.4%	15,993	10.2%	58,145	11.0%	57,846	12.6%	294	276
Farm & Food Products	12,133	6.6%	10,158	6.5%	32,589	6.2%	27,378	5.9%	372	371
Chemicals-Plastics	11,067	6.1%	9,523	6.1%	23,517	4.5%	19,949	4.3%	471	477
Autos & Auto Parts	5,775	3.2%	6,996	4.4%	14,235	2.8%	17,130	3.7%	406	408
Intermodal	1,574	0.9%	1,302	0.8%	5,518	1.1%	5,387	1.2%	285	242
Other	2,222	1.2%	4,202	2.7%	10,292	2.0%	15,527	3.4%	216	271

Totals	$182,567	100.0%	$157,289	100.0%	529,753	100.0%	460,343	100.0%	345	342

Coal, Coke and Ores revenues increased by $9.2 million, or 32.1%, due to an increase of $8.1 million in freight revenues from the acquisition of URC and an increase in revenues of $1.1 million from hauling carloads of Coal on existing operations for power generating facilities.

Pulp and Paper revenues increased by $5.2 million, or 20.3%, due to an increase of $483,000 in freight revenues from hauling carloads of Pulp and Paper from the new Oregon line, and an increase of $4.7 million in revenue from existing North American operations serving Pulp and Paper customers located in the Company’s Oregon, New York-Pennsylvania and Canada Regions.

Petroleum Products revenues increased by $3.8 million, or 18.4%, primarily due to an increase of $2.9 million in freight revenues in the Company’s Mexico Region primarily due to longer hauls for an existing customer and a hurricane that temporarily halted shipments in 2002, and an increase of $949,000 in revenues in the Company’s other Regions.

Lumber and Forest Products revenues increased by $4.3 million, or 33.2%, due to an increase of $2.0 million in revenues from the new Oregon line, and an increase in freight revenue of $2.3 million on existing operations in the Company’s Oregon and Canada Regions.

Freight revenues from all remaining commodities reflected a net increase of $2.8 million.

Total North American carloads were 529,753 in the year ended December 31, 2003 compared to 460,343 in the year ended December 31, 2002, an increase of 69,410 or 15.1%. The increase of 69,410, consisted of 19,790, 29,329 and 3,504 carloads, from new Oregon, URC and Emons operations, respectively, and a net increase of 16,787 carloads on existing operations.

The overall average revenue per carload increased to $345 in the year ended December 31, 2003, compared to $342 per carload in the year ended December 31, 2002.

2003 FORM 10K Genesee & Wyoming Inc. 17

  Non-Freight Revenues

North American non-freight revenues were $62.3 million in the year ended December 31, 2003, compared to $52.3 million in the year ended December 31, 2002, an increase of $10.0 million, or 19.2%. The $10.0 million increase consisted of $5.6 million and $602,000 in non-freight revenue from a full year of operations of URC and Emons, respectively, and $3.8 million in non-freight revenues on existing North American operations. The following table compares North American non-freight revenues for the years ended December 31, 2003 and 2002:

North American

Non-Freight Revenues Comparison
Years Ended December 31, 2003 and 2002
(dollars in thousands)

		% of		% of
	2003	Total	2002	Total

Railcar switching	$33,371	35.8%	$28,426	54.4%
Car hire and rental income	7,054	20.2%	7,503	14.4%
Car repair services	4,447	9.6%	3,563	6.8%
Other operating income	17,388	34.4%	12,759	24.4%

Total non-freight revenues	$62,260	100.0%	$52,251	100.0%

The increase of $4.9 million in railcar switching revenues is primarily attributable to the addition of URC railroad operations.

The net increase of $4.6 million in other operating income is primarily attributable to an increase of $3.9 million on existing operations and $403,000 and $321,000 from a full year of operations of URC and Emons, respectively. The increase of $3.9 million on existing operations relates primarily to increases of $810,000 in trackage rights and haulage revenues, $740,000 in demurrage and storage, $423,000 in management fees and approximately $1.9 million in other operating income including a major one-time shipment for the U.S. government.

North American Operating Expenses

  Overview

North American operating expenses were $208.5 million in the year ended December 31, 2003, compared to $177.5 million in the year ended December 31, 2002, an increase of $31.0 million, or 17.5%. The increase was attributable to an $18.2 million increase on existing North American operations, including additional costs from the new contiguous rail line in the Company’s Oregon Region, and $11.0 million and $1.8 million from a full year of operations of URC and Emons, respectively.

  Operating Ratios

The Company’s operating ratio increased to 85.2% in the year ended December 31, 2003 from 84.7% in the year ended December 31, 2002. The year ended December 31, 2002 includes a favorable 1.5% impact from net gains on sale of assets.

18 Genesee & Wyoming Inc. 2003 FORM 10K

North American Operating Expenses

The following table sets forth a comparison of the Company’s North American operating expenses in the years ended December 31, 2003 and 2002:

North American

Operating Expense Comparison
Years Ended December 31, 2003 and 2002
(dollars in thousands)

	2003		2002

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenues	Dollars	Revenues

Labor and benefits	$87,315	35.7%	$77,778	37.1%
Equipment rents	18,409	7.5%	17,776	8.5%
Purchased services	17,766	7.3%	15,471	7.4%
Depreciation and amortization	15,471	6.3%	13,569	6.5%
Diesel fuel	18,325	7.5%	13,368	6.4%
Casualties and insurance	13,831	5.6%	10,592	5.1%
Materials	15,189	6.2%	13,047	6.2%
Net gain on sale and impairment of assets	(87)	0.0%	(3,140)	(1.5%)
Other expenses	22,303	9.1%	19,072	9.0%

Total operating expenses	$208,522	85.2%	$177,533	84.7%

Labor and benefits expense increased $9.5 million, or 12.3%, of which $4.1 million was an increase on existing North American operations and $4.7 million and $700,000 was from a full year of operations of URC and Emons, respectively. The $4.1 million increase on existing operations was primarily attributable to approximately $1.4 million from the new rail line in the Oregon Region, $400,000 from hires in new legal, tax and safety management positions and $2.3 million from regular wage increases and increased labor expense related to higher shipment levels on existing operations. As a percentage of total revenue, labor and benefits decreased by 1.4% to 35.7% in 2003 from 37.1% in 2002.

Diesel fuel expense increased $4.9 million, or 37.1%, of which $3.4 million was an increase on existing North American operations and $1.3 million and $180,000 was from a full year of operations of URC and Emons, respectively. The $3.4 million increase on existing operations was primarily attributable to increased fuel prices in 2003 as the average price per gallon of fuel increased 20.5%. As a percentage of total revenue, diesel fuel increased to 7.5% in 2003 from 6.4% in 2002.

Casualties and insurance increased $3.2 million, or 30.6%, of which $2.8 million was an increase on existing North American operations and $350,000 and $67,000 was from a full year of operations of URC and Emons, respectively. The $2.8 million increase on existing operations was primarily attributable to an increase in derailment expense of $1.6 million, insurance expense of $1.0 million, and claims expense of $170,000. As a percentage of total revenue, casualties and insurance increased to 5.6% in 2003 from 5.1% in 2002.

Net gain on sale and impairment of assets decreased $3.1 million primarily due to a non-recurring gain of $2.8 million from an asset sale in the Company’s New York-Pennsylvania Region in the year ended December 31, 2002.

Other expenses increased $3.2 million, or 16.9%, of which $2.1 million was an increase on existing North American operations and $1.0 million and $107,000 was from a full year of operations of URC and Emons, respectively. The $2.1 million increase on existing operations was primarily due to increases of $350,000 in accounting and legal fees, $295,000 in information technology costs, $231,000 in trackage rights, $133,000 in acquisition costs, and approximately $1.1 million in all other costs. As a percentage of total revenue, other expenses increased to 9.1% in 2003 from 9.0% in 2002.

  Interest Expense

Interest expense in the year ended December 31, 2003, was $8.6 million compared to $8.1 million in the year ended December 31, 2002, an increase of $507,000, or 6.2% primarily due to higher average outstanding debt resulting from the URC acquisition. It should be noted that interest expense for the year ended December 31, 2002 includes a $597,000 non-cash charge for the write off of unamortized deferred finance fees as a result of a refinancing in 2002 (See Note 9 to Consolidated Financial Statements).

  Other Income, Net

Other income, net, in the year ended December 31, 2003, was $986,000 compared to $726,000 in the year ended December 31, 2002, an increase of $260,000, or 35.8%. Other income, net, in the years ended December 31, 2003 and 2002 consists primarily of interest income and currency gains and losses on Australian dollar denominated cash and receivable balances.

2003 FORM 10K Genesee & Wyoming Inc. 19

  Income Taxes

The Company’s effective income tax rate in the years ended December 31, 2003 and 2002 was 36.9% and 35.6%, respectively. The increase in 2003 is partially attributable to a higher effective rate on foreign earnings partially offset by a decrease in state effective tax rates.

  Equity in Net Income of Unconsolidated International Affiliates

Equity earnings of unconsolidated international affiliates in the year ended December 31, 2003 were $10.6 million compared to $9.8 million in the year ended December 31, 2002, an increase of $867,000. Equity earnings in the year ended December 31, 2003, consist of $10.4 million from ARG and $270,000 from South American affiliates. Equity earnings in the year ended December 31, 2002, consist of $8.5 million from ARG and $1.3 million from South American affiliates.

  Net Income and Earnings Per Share

The Company’s net income for the year ended December 31, 2003, was $28.7 million compared to net income in the year ended December 31, 2002, of $25.6 million, an increase of $3.1 million, or 12.2%. The increase in net income is the result of an increase from North American operations of $2.2 million and an increase in equity earnings of unconsolidated affiliates of $867,000.

Basic and Diluted Earnings Per Share in the year ended December 31, 2003, were $1.21 and $1.07, respectively, on weighted average shares of 22.7 million and 26.8 million, respectively, compared to $1.11 and $0.97, respectively, on weighted average shares of 22.1 million and 26.4 million in the year ended December 31, 2002. The earnings per share and weighted average shares outstanding for the years ended December 31, 2003 and 2002 are adjusted for the impact of the February 27, 2004, February 28, 2002 and May 31, 2001 stock splits (see Note 2 to Consolidated Financial Statements).

Supplemental Information — Australian Railroad Group

ARG is 50% owned by the Company and 50% owned by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar in 2003, the average currency translation rate for the year ended December 31, 2003 was 21.5% more favorable than the rate for the year ended December 31, 2002, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

In the years ended December 31, 2003 and 2002, the Company recorded $10.4 million and $8.5 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates — Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2003 and 2002.

  Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Years ended December 31, 2003 and 2002
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenue
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

Grain	$61,125	29.5%	$53,590	30.5%	158,462	18.7%	177,651	20.5%	$386	$302
Other Ores and Minerals	48,782	23.6%	38,075	21.7%	107,257	12.7%	99,816	11.5%	455	381
Iron Ore	36,238	17.5%	27,038	15.4%	179,711	21.2%	177,619	20.5%	202	152
Alumina	16,459	8.0%	13,828	7.9%	153,685	18.1%	151,756	17.5%	107	91
Bauxite	11,363	5.5%	10,125	5.8%	126,865	15.0%	127,892	14.8%	90	79
Hook and Pull(Haulage)	5,498	2.7%	8,343	4.8%	13,337	1.6%	24,628	2.9%	412	339
Gypsum	2,915	1.4%	2,327	1.3%	45,548	5.4%	42,389	4.9%	64	55
Other	24,543	11.8%	22,114	12.6%	62,865	7.3%	63,724	7.4%	390	347

Total	$206,923	100.0%	$175,440	100.0%	847,730	100.0%	865,475	100.0%	244	203

ARG’s freight revenues were $206.9 million in the year ended December 31, 2003, compared to $175.4 million in the year ended December 31, 2002, an increase of $31.5 million or 17.9%. In local currency, freight revenues decreased 2.9% in the year ended December 31, 2003, compared to the year ended December 31, 2002.

20 Genesee & Wyoming Inc. 2003 FORM 10K

Total ARG carloads were 847,730 in the year ended December 31, 2003 compared to 865,475 in the year ended December 31, 2002, a net decrease of 17,745 carloads or 2.1%. The net decrease of 17,745 carloads resulted primarily from decreases in grain of 19,189 carloads due to a drought and hook and pull (haulage traffic) of 11,291 carloads due to the loss of a customer in April 2002, offset by a net increase of 12,735 carloads in all other commodities combined. The average revenue per carload increased to $244 in the year ended December 31, 2003, compared to $203 per carload in the year ended December 31, 2002, an increase of 20.2%, due to the strength of the Australian dollar relative to the U.S. dollar in 2003 versus 2002.

  Non-Freight Revenues

ARG’s non-freight revenues were $42.6 million in the year ended December 31, 2003 compared to $35.6 million in the year ended December 31, 2002, an increase of $7.0 million or 19.7%. In local currency, non-freight revenues decreased 1.4% in the year ended December 31, 2003, compared to the year ended December 31, 2002.

The following table compares ARG’s non-freight revenues for the years ended December 31, 2003 and 2002:

Australian Railroad Group

Non-Freight Revenues Comparison
Years Ended December 31, 2003 and 2002
(U.S. dollars in thousands)

		% of		% of
	2003	Total	2002	Total

Third party track access fees	$18,042	42.3%	$13,744	38.6%
Alice Springs to Darwin Line	12,103	28.4%	13,421	37.7%
Fuel sales	8,083	19.0%	4,636	13.0%
Other operating income	4,420	10.3%	3,826	10.7%

Total non-freight revenues	$42,648	100.0%	$35,627	100.0%

Construction of the Alice Springs to Darwin rail line was completed in the fourth quarter of 2003. ARG’s role in the project will continue as a contracted operator and lessor of rail equipment.

  ARG Operating Expenses

ARG’s operating expenses were $194.4 million in the year ended December 31, 2003, compared to $164.6 million in the year ended December 31, 2002, an increase of $29.8 million or 18.1%. The following table sets forth a comparison of ARG’s operating expenses in the years ended December 31, 2003 and 2002:

Australian Railroad Group

Operating Expense Comparison
Years Ended December 31, 2003 and 2002
(U.S. dollars in thousands)

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$47,337	19.0%	$39,320	18.6%
Equipment rents	1,733	0.7%	1,118	0.5%
Purchased services	60,096	24.1%	49,386	23.4%
Depreciation and amortization	23,443	9.4%	17,191	8.1%
Diesel fuel	22,656	9.1%	17,530	8.3%
Casualties and insurance	8,568	3.4%	10,541	5.0%
Materials	11,635	4.6%	7,530	3.6%
Net gain on sale and impairment of assets	(2,081)	(0.8%)	(314)	(0.1%)
Other expenses	20,969	8.4%	22,294	10.6%

Total operating expenses	$194,356	77.9%	$164,596	78.0%

2003 FORM 10K Genesee & Wyoming Inc. 21

Labor and benefits as a percentage of revenue were 19.0% in the year ended December 21, 2003 compared to 18.6% in the year ended December 31, 2002. An increase in labor expense resulting from the hiring of additional locomotive drivers in anticipation of increased grain shipments due to the strong grain harvest in Western Australia and for a new customer contract in New South Wales, as well as an increase in labor expense for safety and performance related bonuses, were offset by a decrease in labor costs following a workforce restructuring in 2002. In local currency, labor and benefits expense declined 0.9%.

Purchased services, primarily for track and locomotive maintenance contractors, were 24.1% of revenue in the year ended December 21, 2003 compared to 23.4% of revenue in the year ended December 31, 2002. In local currency, purchased services expense increased 0.2%.

Depreciation and amortization expense as a percentage of revenue increased to 9.4% in the year ended December 31, 2003, compared to 8.1% in the year ended December 31, 2002. The higher depreciation expense resulted from an increase in depreciable assets due to track capital expenditures. In local currency, depreciation and amortization expense increased 12.3%.

Diesel fuel expense as a percentage of revenue increased to 9.1% in the year ended December 31, 2003, compared to 8.3% in the year ended December 31, 2002, primarily due to an increase in fuel sales to third parties and an increase in fuel prices. In local currency, diesel fuel expense increased 6.4%.

Casualties and insurance as a percentage of revenue decreased to 3.4% in the year ended December 31, 2003, compared to 5.0% in the year ended December 31, 2002, due to improved safety performance and fewer derailments. In local currency, casualties and insurance expense declined 33.1%.

Materials expense as a percentage of revenue increased to 4.6% in the year ended December 31, 2003, compared to 3.6% in the year ended December 31, 2002, due to increases in track and rolling stock repairs. In local currency, materials expense increased 27.2%.

Net gain on sale and impairment of assets increased to 0.8% in the year ended December 31, 2003, compared to 0.1% in the year ended December 31, 2002, due to the sale of real estate and railcars.

Other expenses decreased to 8.4% of revenue in the year ended December 31, 2003, compared to 10.6% in the year ended December 31, 2002. The decrease in 2003 was primarily the result of lower track access fees in South Australia, lower grain transfer costs due to the drought, lower general and administrative costs, as well as the non-recurrence of $867,000 in costs related to the unsuccessful bid for the privatization of an Australian railroad in 2002. In local currency, other expenses decreased 22.6%.

  Income Taxes

ARG’s effective income tax rate in the years ended December 31, 2003 and 2002 was 15.7% and 24.6%, respectively. The decrease in 2003 was attributable to finalizing the tax base of assets acquired from the government in December 2000. The net assets acquired were from a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During 2003, all matters were favorably resolved with the Australian Taxation Office, resulting in a reduction in income tax expense due to an overprovision of tax expense in prior periods.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

North American Operating Revenues

  Overview

North American operating revenues (which exclude revenues from the Company’s equity investees) were $209.5 million in the year ended December 31, 2002, compared to $173.6 million in the year ended December 31, 2001, a net increase of $35.9 million or 20.7%. The increase in operating revenue was attributable to a $27.4 million net increase in freight revenues and an $8.5 million net increase in non-freight revenues. The $27.4 million net increase in freight revenues consisted of $10.2 million in freight revenue from a full year of operations of South Buffalo, $15.2 million in freight revenues from Emons, and $4.1 million in freight revenues from URC, offset by a $2.1 million decrease on existing North American operations. The $8.5 million net increase in non-freight revenues consisted of $2.0 million in non-freight revenue from a full year of operations of South Buffalo, $5.4 million in non-freight revenues from Emons, $2.7 million in non-freight revenues from URC, and $3.1 million due primarily to the addition of several new industrial switching contracts, offset by a $4.7 million decrease on existing North American operations. The

22 Genesee & Wyoming Inc. 2003 FORM 10K

following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2002 and 2001:

  Freight Revenues

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

Coal, Coke and Ores revenues increased by a net $604,000 or 2.2%, primarily due to an increase of $3.8 million in freight revenues from hauling new carloads of coal from the acquisition of URC, offset by a decrease in revenues of $3.2 million from hauling carloads of coal on existing operations for customers operating in the electric utility industry.

Pulp and Paper revenues increased by $7.0 million, or 37.8%, primarily due to an increase of $5.3 million in freight revenues from the acquisition of Emons and an increase of $1.7 million in revenue from existing North American operations serving pulp and paper industries located in the Company’s Oregon, New York-Pennsylvania and Canada Regions.

Minerals and Stone revenues increased by $1.8 million, or 9.2%, primarily due to $1.3 million in freight revenues from the acquisition of Emons and a net increase of $500,000 in revenue from existing North American operations. The $500,000 net increase from existing North American operations primarily consisted of a $2.0 million increase on existing US and Canada operations of which $1.7 million was from hauling additional carloads of salt as the result of a new salt mine customer which began shipping in May 2001, offset by a $1.5 million decrease in the Mexico Region, primarily cement, due to the downturn in the Mexican economy and the impact of Hurricane Isidore.

Petroleum Products revenues increased by $3.7 million, or 21.7%, primarily due to $1.0 million in freight revenues from the acquisition of Emons, an increase of $2.2 million in freight revenues in the Company’s Mexico Region, primarily due to a new contract and shifting traffic patterns, and an increase of $424,000 in the Company’s other Regions.

Metals revenues increased by a net $4.8 million, or 42.3%, primarily due to $4.8 million in freight revenue from a full year of operations of South Buffalo.

Lumber and Forest Products revenues increased by $4.0 million, or 45.0%, primarily due to $2.0 million in freight revenues from the acquisition of Emons, $634,000 in freight revenue from a full year of operations of South Buffalo, and an increase of $1.3 million in freight revenue on existing operations, primarily the Company’s Oregon and New York-Pennsylvania Regions.

Chemicals and Plastics revenues increased by a net $1.2 million, or 13.9%, primarily due to $1.6 million in freight revenues from the acquisition of Emons, offset by a decrease of $442,000 in freight revenue on existing operations.

Auto and Auto Parts revenues increased by $4.5 million, or 180.0%, primarily due to $3.9 million in freight revenue from a full year of operations of South Buffalo and an increase of $567,000 in freight revenue on existing operations.

Freight revenues from all remaining commodities reflected a net decrease of $102,000 of which $1.1 million was a net decrease on existing operations, offset by $1.0 million in freight revenues from the acquisitions of Emons and URC.

Total North American carloads were 460,343 in the year ended December 31, 2002 compared to 387,983 in the year ended December 31, 2001, an increase of 72,360 or 18.7%. The increase of 72,360, consisted of 36,884 carloads from a full year of

2003 FORM 10K Genesee & Wyoming Inc. 23

operations of South Buffalo, 36,190 carloads from the acquisition of Emons, 17,385 from the acquisition of URC, offset by a net decrease of 18,099 carloads on existing operations of which 15,632 carloads were coal.

The overall average revenue per carload increased to $342 in the year ended December 31, 2002, compared to $335 per carload in the year ended December 31, 2001, an increase of 2.1%, due primarily to higher average revenues per carload on the carloads from the acquisition of Emons, and higher average revenue per carload on long-haul petroleum products in the Company’s Mexico Region resulting from a new contract.

  Non-Freight Revenues

North American non-freight revenues were $52.3 million in the year ended December 31, 2002, compared to $43.7 million in the year ended December 31, 2001, a net increase of $8.5 million, or 19.5%. The following table compares North American non-freight revenues for the years ended December 31, 2002 and 2001:

North American

Non-Freight Revenues Comparison
Years Ended December 31, 2002 and 2001
(dollars in thousands)

		% of		% of
	2002	Total	2001	Total

Railcar switching	$28,426	54.4%	$20,916	47.8%
Car hire and rental income	7,503	14.4%	7,484	17.1%
Car repair services	3,563	6.8%	3,135	7.2%
Other operating income	12,759	24.4%	12,180	27.9%

Total non-freight revenues	$52,251	100.0%	$43,715	100.0%

The net increase of $7.5 million in railcar switching revenues is primarily attributable to an increase of $3.1 million due to the addition of several new industrial switching contracts, $1.3 million in switching revenues from a full year of operations of South Buffalo, $743,000 in switching revenues from Emons, $2.3 million in switching revenues from URC, and a $89,000 increase on existing North American operations.

The net increase of $579,000 in other operating income is primarily attributable to $422,000 from a full year of operations of South Buffalo, $2.8 million in revenues from Emons and $278,000 in revenues from URC, offset by a decrease of $2.9 million on existing operations. The decrease of $2.9 million on existing operations relates primarily to a decrease of $1.7 million in trackage rights and haulage revenues in the Company’s New York-Pennsylvania and Mexico Regions, a decrease of $781,000 in demurrage and storage in the Company’s Mexico and Canada Regions, and a decrease of $398,000 in revenues from the Company’s start-up logistics operation, Speedlink, for which operations ceased in September 2001.

North American Operating Expenses

  Overview

North American operating expenses were $177.5 million in the year ended December 31, 2002, compared to $150.6 million in the year ended December 31, 2001, an increase of $26.9 million, or 17.9%. The increase was attributable to a $6.3 million increase in North American operating expense from a full year of operations of South Buffalo, a $17.4 million increase from the acquisition of Emons, a $5.9 million increase from the acquisition of URC, and a $2.9 million increase in expenses due primarily to the addition of several new industrial switching contracts, offset by a $5.6 million decrease on existing North American operations. The $5.6 million decrease in existing North American operating expenses was attributable to an increase in net gain on sale of assets of $2.3 million, a $1.0 million decrease in existing North American operating expenses resulting from cost reduction programs implemented to offset decreased revenues on certain of the Company’s existing North American operations, and a $2.3 million decrease resulting from the termination of the Company’s logistics operation, Speedlink, which ceased operations in September 2001.

  Operating Ratios

The Company’s consolidated operating ratio improved to 84.7% in the year ended December 31, 2002 from 86.8% in the year ended December 31, 2001. The year ended December 31, 2002 includes a 1.5% reduction related to net gains on sale and impairment of assets.

24 Genesee & Wyoming Inc. 2003 FORM 10K

The following table sets forth a comparison of the Company’s North American operating expenses in the years ended December 31, 2002 and 2001:

North American

Operating Expense Comparison
Years Ended December 31, 2002 and 2001
(dollars in thousands)

	2002		2001

		% of		% of
		Operating		Operating
	$	Revenue	$	Revenue

Labor and benefits	$77,778	37.1%	$63,963	36.8%
Equipment rents	17,776	8.5%	18,477	10.6%
Purchased services	15,471	7.4%	12,334	7.1%
Depreciation and amortization	13,569	6.5%	12,756	7.3%
Diesel fuel	13,368	6.4%	12,060	6.9%
Casualties and insurance	10,592	5.1%	7,073	4.1%
Materials	13,047	6.2%	11,262	6.4%
Net gain on sale and impairment of assets	(3,140)	(1.5%)	(814)	(0.1%)
Other expenses	19,072	9.0%	13,511	7.7%

Total operating expenses	$177,533	84.7%	$150,622	86.8%

Labor and benefits expense increased $13.8 million, or 21.6%, of which $3.0 million was an increase from a full year of operations of South Buffalo, $7.2 million was an increase from Emons, $2.3 million was an increase from URC, $1.2 million was primarily due to costs associated with new industrial switching contracts, and $165,000 was an increase on existing North American operations.

Equipment rents expense decreased a net $701,000, or 4.0%, of which $345,000 was an increase from a full year of operations of South Buffalo, $2.1 million was an increase from Emons and $526,000 was an increase from URC, offset by a $2.1 million decrease on existing North American operations of which $1.9 million was primarily car hire and equipment rents and $330,000 was from the termination of the Company’s logistics operation, Speedlink, which ceased operations in September 2001.

Purchased services increased $3.1 million, or 25.4%, of which $319,000 was an increase from a full year of operations of South Buffalo, $1.9 million was an increase from Emons, $553,000 was an increase from URC and $329,000 was an increase on existing North American operations.

Depreciation and amortization expense increased a net $813,000, or 6.4%, of which $458,000 was an increase from a full year of operations of South Buffalo, $1.0 million was an increase from Emons, and $222,000 was an increase from URC, offset by a $867,000 decrease on existing North American operations primarily due to discontinued amortization of the Service Assurance Agreement and goodwill. Pursuant to adopting SFAS No. 142 on January 1, 2002, the Service Assurance Agreement and goodwill were no longer being amortized (see Note 6 to Consolidated Financial Statements).

Diesel fuel expense increased a net $1.3 million, or 10.8%, of which $193,000 was an increase from a full year of operations of South Buffalo, $1.3 million was an increase from Emons, and $742,000 was an increase from URC, offset by a $927,000 decrease on existing North American operations resulting primarily from decreased fuel prices and consumption in 2002.

Casualties and insurance increased $3.5 million, or 49.8%, of which $372,000 was an increase from a full year of operations of South Buffalo, $693,000 was an increase from Emons, $134,000 was an increase from URC and $2.3 million was an increase on existing North American operations. The $2.3 million increase was primarily due to an increase of $1.2 million in liability and property insurance premiums since August 2002, and to an increase of $1.1 million in claims expense. The claims cost in 2002 is associated in part with a fatality while the 2001 results include a credit of $188,000 from the settlement of a claim for less than the amount reserved.

Materials expense increased a net $1.8 million, or 15.8%, of which $495,000 was an increase from a full year of operations of South Buffalo, $1.6 million was an increase from Emons, $185,000 was an increase from URC, offset by a $495,000 decrease on existing North American operations.

Net gain on sale and impairment of assets increased $2.3 million due primarily to a gain of $2.8 million from an asset sale on the Company’s New York-Pennsylvania Regions.

Other expenses increased $5.6 million, or 41.1%, of which $1.1 million was an increase from a full year of operations of South Buffalo, $754,000 was an increase from Emons, $598,000 was an increase from URC, $581,000 were costs associated with new switching contracts, and $2.5 million was an increase on existing North American operations primarily due to increases in acquisition fees, accounting and legal fees, trackage rights, and information technology costs.

2003 FORM 10K Genesee & Wyoming Inc. 25

  Interest Expense

Interest expense in the year ended December 31, 2002, was $8.1 million compared to $10.0 million in the year ended December 31, 2001, a decrease of $1.9 million, or 19.0%, primarily due to a decrease in average outstanding debt and lower interest rates in 2002, offset by new borrowings to acquire Emons and URC. Interest expense for the year ended December 31, 2002 includes a $597,000 non-cash charge for the write off of unamortized deferred finance fees as a result of a refinancing in 2002 (See Note 9 to Consolidated Financial Statements).

  Gain on 50% Sale of Australia Southern Railroad

The Company recorded a non-cash gain of $3.0 million in 2001 related to its original non-cash gain of $10.1 million recognized in December 2000 upon the issuance of shares of ASR at a price per share in excess of its book value per share investment in ASR (see Note 3 to Consolidated Financial Statements).

  Other Income, Net

Other income, net, in the year ended December 31, 2002, was $726,000 compared to $497,000 in the year ended December 31, 2001, an increase of $229,000, or 46.1%. Other income, net, in the years ended December 31, 2002 and 2001 consists primarily of interest income and currency gains and losses on Australian dollar denominated cash and receivable balances.

  Income Taxes

The Company’s effective income tax rate in the years ended December 31, 2002 and 2001 was 35.6% and 37.6%, respectively. The decrease in 2002 is partially attributable to lower tax rates on foreign operations offset by an increase in the Company’s effective state tax rate.

  Equity in Net Income of Unconsolidated International Affiliates

Equity earnings of unconsolidated international affiliates in the year ended December 31, 2002, were $9.8 million compared to $8.9 million in the year ended December 31, 2001, an increase of $911,000. Equity earnings in the year ended December 31, 2002, consist of $8.5 million from ARG and $1.3 million from South America affiliates. Equity earnings in the year ended December 31, 2001, consist of $8.5 million from ARG and $412,000 from South America affiliates.

  Net Income and Earnings Per Share

The Company’s net income for the year ended December 31, 2002, was $25.6 million compared to net income in the year ended December 31, 2001, of $19.1 million, an increase of $6.5 million, or 34.2%. The increase in net income is the result of an increase from North American operations of $5.6 million and an increase in equity earnings of unconsolidated affiliates of $911,000.

Basic and Diluted Earnings Per Share in the year ended December 31, 2002, were $1.11 and $0.97, respectively, on weighted average shares of 22.1 million and 26.4 million, respectively, compared to $1.15 and $0.98, respectively, on weighted average shares of 15.8 million and 19.4 million in the year ended December 31, 2001. The earnings per share and weighted average shares outstanding for the years ended December 31, 2002 and 2001 are adjusted for the impact of stock splits (see Notes 2 and 22 to Consolidated Financial Statements). The increase in weighted average shares outstanding for Basic Earnings Per Share of 6.3 million is primarily attributable to the impact of the December 21, 2001 offering of common stock (see Note 11 to Consolidated Financial Statements), and the exercise of employee stock options in 2002. The increase in weighted average shares outstanding for Diluted Earnings Per Share of 7.0 million is primarily attributable to the above impact and the dilutive impact of the common stock equivalents associated with the Mandatorily Redeemable Convertible Preferred Stock issued in December 2001 (734,000 and 40,203 weighted average shares, in 2002 and 2001 respectively), and the dilutive impact of unexercised employee and director stock options.

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

In the years ended December 31, 2002 and 2001, the Company recorded $8.5 million and $8.5 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates — Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2002 and 2001.

26 Genesee & Wyoming Inc. 2003 FORM 10K

  Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Years ended December 31, 2002 and 2001
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenue
	Freight Revenues				Carloads				Per Carload

		% of		% of		% of		% of
Commodity Group	2002	Total	2001	Total	2002	Total	2001	Total	2002	2001

Grain	$53,590	30.5%	$49,757	30.2%	177,651	20.5%	171,037	20.2%	$302	$291
Other Ores and Minerals	38,075	21.7%	42,064	25.6%	99,816	11.5%	101,257	12.0%	381	415
Iron Ore	27,038	15.4%	20,594	12.5%	177,619	20.5%	159,038	18.8%	152	129
Alumina	13,828	7.9%	15,309	9.3%	151,756	17.5%	145,073	17.1%	91	106
Bauxite	10,125	5.8%	9,334	5.7%	127,892	14.8%	127,263	15.0%	79	73
Hook and Pull(Haulage)	8,343	4.8%	10,556	6.4%	24,628	2.9%	43,628	5.2%	339	242
Gypsum	2,327	1.3%	1,980	1.2%	42,389	4.9%	38,837	4.6%	55	51
Other	22,114	12.6%	14,977	9.1%	63,724	7.4%	60,625	7.1%	347	247

Total	$175,440	100.0%	$164,571	100.0%	865,475	100.0%	846,758	100.0%	203	194

ARG’s freight revenues were $175.4 million in the year ended December 31, 2002, compared to $164.6 million in the year ended December 31, 2001, an increase of $10.8 million or 6.6%. This increase was primarily attributable to increases in iron ores of $6.4 million, grain of $4.7 million and other of $7.1 million, offset by decreases in alumina of $1.5 million, hook and pull of $2.2 million and other ores and minerals of $4.0 million. Freight revenues from hauling iron ores were up primarily due to expansion by one of ARG’s major iron ores customers. Freight revenues from hauling grain were up primarily due to a stronger harvest in Western Australia, offset by lower grain revenues in South Australia due to a weaker harvest. Freight revenues from hauling alumina were down due to lowered rates after new contracts went into effect with major customers. The decline in hook and pull was primarily business that was handled for two Australian companies prior to their joint acquisition of a competing railroad.

Total ARG carloads were 865,475 in the year ended December 31, 2002 compared to 846,758 in the year ended December 31, 2001, an increase of 18,717 or 2.2%. The average revenue per carload increased to $203 in the year ended December 31, 2002, compared to $194 per carload in the year ended December 31, 2001, an increase of 4.6%, due to the strength of the Australian dollar relative to the U.S. dollar in 2002 versus 2001.

  Non-Freight Revenues

ARG’s non-freight revenues were $35.6 million in the year ended December 31, 2002 compared to $23.9 million in the year ended December 31, 2001, an increase of $11.7 million or 48.9%. This increase included $13.4 million of revenues from the construction of the Alice Springs to Darwin rail line.

The following table compares ARG’s non-freight revenues for the years ended December 31, 2002 and 2001:

Australian Railroad Group

Non-Freight Operating Revenues Comparison
Years Ended December 31, 2002 and 2001
(U.S. dollars in thousands)

		% of		% of
	2002	Total	2001	Total

Third party track access fees	$13,744	38.6%	$13,042	54.5%
Alice Springs to Darwin Line	13,421	37.7%	—	0.0%
Fuel sales	4,636	13.0%	6,776	28.3%
Other operating income	3,826	10.7%	4,101	17.2%

Total non-freight revenues	$35,627	100.0%	$23,919	100.0%

2003 FORM 10K Genesee & Wyoming Inc. 27

  ARG Operating Expenses

ARG’s operating expenses were $164.6 million in the year ended December 31, 2002, compared to $141.1 million in the year ended December 31, 2001, an increase of $23.5 million or 16.7%. The following table sets forth a comparison of ARG’s operating expenses in the years ended December 31, 2002 and 2001:

Australian Railroad Group

Operating Expense Comparison
Years Ended December 31, 2002 and 2001
(U.S. dollars in thousands)

	2002		2001

		Percent		Percent
		of		of
		Operating		Operating
	Dollars	Revenue	Dollars	Revenue

Labor and benefits	$39,320	18.6%	$36,922	19.6%
Equipment rents	1,118	0.5%	684	0.4%
Purchased services	49,386	23.4%	40,128	21.3%
Depreciation and amortization	17,191	8.1%	13,392	7.1%
Diesel fuel	17,530	8.3%	20,611	10.9%
Casualties and insurance	10,541	5.0%	3,044	1.6%
Materials	7,530	3.6%	8,731	4.6%
Net gain on sale and impairment of assets	(314)	(0.1%)	(152)	(0.1%)
Other expenses	22,294	10.6%	17,735	9.5%

Total operating expenses	$164,596	78.0%	$141,095	74.9%

Labor and benefits, as a percentage of revenue, decreased to 18.6% in the year ended December 31, 2002, compared to 19.6% in the year ended December 31, 2001. In local currency, labor and benefits expense increased 1.4%. The increase was primarily due to a restructuring charge related to personnel reductions and office relocation in the fourth quarter of 2002, partially offset by savings related to head count reductions in 2001 that were planned as part of the acquisition of Westrail Freight.

Purchased services, as a percentage of revenue, increased to 23.4% in the year ended December 31, 2002, compared to 21.3% in the year ended December 31, 2001. The increase was primarily caused by increased track maintenance work and increased truck transportation expenses related to the Alice Springs to Darwin construction project. In local currency, purchased services expense increased 17.0%.

Depreciation and amortization expense increased to 8.1% in the year ended December 31, 2002, compared to 7.1% in the year ended December 31, 2001, due to increased capital expenditures. In local currency, depreciation and amortization expense increased 21.5%.

Diesel fuel expense decreased to 8.3% in the year ended December 31, 2002, compared to 10.9% in the year ended December 31, 2001, due to a decrease in third party sales and lower fuel prices. In local currency, diesel fuel expense decreased 19.2%.

Casualties and insurance increased to 5.0% of revenue in the year ended December 31, 2002, compared to 1.6% in the year ended December 31, 2001, primarily due to an increase of $4.3 million in the cost of incidents including derailments and an increase of $1.6 million in insurance premiums. In local currency, casualties and insurance expense increased 229.3%.

Materials expense as a percentage of revenue decreased to 3.6% in the year ended December 31, 2002, compared to 4.6% in the year ended December 31, 2001.

Other expenses increased to 10.6% of revenue in the year ended December 31, 2002, compared to 9.5% in the year ended December 31, 2001. The increase was primarily due to additional costs associated with the Alice Springs to Darwin project. In local currency, other expenses increased 21.6%.

  Income Taxes

ARG’s effective income tax rate in the years ended December 31, 2002 and 2001 was 24.6% and 33.7%, respectively. The decrease in 2002 was attributable to recording the tax benefit on amortization associated with the prepaid lease on track assets acquired from the government in December 2000. The lease is with a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During 2002, ARG began to recognize the tax benefit on the prepaid lease amortization for the first time.

28 Genesee & Wyoming Inc. 2003 FORM 10K

NORTH AMERICAN LIQUIDITY AND CAPITAL RESOURCES

During 2003, 2002 and 2001, the Company generated $46.9 million, $27.6 million and $28.6 million, respectively, of cash from operations. The 2003 increase over 2002 was primarily due to the following items, increased net income of $3.1 million, increased depreciation and amortization of $1.9 million, increased deferred taxes of $3.2 million, decreased net gain on asset sales and impairments of $3.1 million, and a net decrease in elements of working capital of $10.4 million, offset by a net decrease of $2.4 million in all other operating items. The decrease from 2001 to 2002 was primarily due to the net increase in working capital during 2002 compared to the net decrease in working capital during 2001.

During 2003, 2002 and 2001 the Company’s cash flow used in investing activities was $75.9 million, $103.0 million and $37.4 million, respectively. For 2003, primary drivers of the investing activities were the acquisition of the ALM, CIRR and F&P for $54.9 million and capital expenditures of $23.0 million. Capital expenditures consisted of $14.7 million for track improvements net of funds received from governmental grants, and $8.3 million for equipment and rolling stock which included $4.1 million for a locomotive upgrade project. For 2002, primary drivers of the investing activities were the acquisitions of the Utah Railway Company and Emons Transportation Group for a total of $85.1 million and capital expenditures of $22.3 million. Capital expenditures consisted of $9.0 million for track improvements net of funds received from governmental grants and $7.9 million for equipment and rolling stock which included $2.0 million for a locomotive upgrade project. For 2001, primary drivers of the investing activities were the acquisition of South Buffalo Railway, net of cash received for $33.1 million and capital expenditures of $16.6 million, offset by $8.1 million in proceeds from the sale of assets and $4.1 million in net cash received from unconsolidated affiliates. Capital expenditures consisted of $12.1 million for track improvements net of funds received from governmental grants and $4.5 million for equipment and rolling stock.

During 2003, 2002 and 2001 the Company’s cash flow provided by financing activities was $28.4 million, $59.1 million and $32.3 million, respectively. For 2003, primary drivers of the financing activities were a net increase in outstanding debt of $26.9 million and cash proceeds of $2.9 million from the exercise of stock options and stock purchases by employees, offset by dividends paid on the Preferred of $1.0 million. For 2002, primary drivers of the financing activities were a net increase in outstanding debt of $61.6 million and net proceeds from the exercise of stock options and stock purchases by employees of $3.1 million, offset by debt issuance costs of $4.6 million and dividends paid on the Preferred of $1.0 million. For 2001, primary drivers of the financing activities were net proceeds of $66.5 million from the issuance of Common Stock, net proceeds of $4.8 million from the issuance of Preferred Stock, proceeds of $6.3 million from the exercise of stock options and stock purchases by employees, offset by a net decrease in outstanding debt of $43.0 million and dividends paid on the Preferred of $900,000.

At December 31, 2003 the Company had long-term debt, including current portion, totaling $158.0 million, which comprised 35.2% of its total capitalization including the Convertible Preferred. At December 31, 2002 the Company had long-term debt, including current portion, totaling $125.4 million, which comprised 34.9% of its total capitalization including the Convertible Preferred.

  U.S. and Canadian Credit Facilities

On October 31, 2002, the Company amended and restated its senior secured credit facilities thereby increasing the facilities to $250.0 million. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan is funded in Canadian dollars and principal and interest payments on the term loan are made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. A portion of the new $250.0 million facilities was used to refinance approximately $100.0 million of existing debt owed by the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million ($113.4 million at December 31, 2003) of unused borrowing capacity is available for general corporate purposes including acquisitions. In conjunction with the refinancing, the Company recorded a non-cash after-tax write off of $375,000 related to unamortized deferred financing costs of the refinanced debt.

The Canadian term loan is due in quarterly installments which began March 31, 2003, and matures, along with the revolving credit facilities, on October 31, 2007. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 1.75 to 2.5 percentage points depending upon the ratio of the Company’s funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization and Operating Leases (EBITDAR), as defined in the credit agreement. The Company pays a commitment fee on all unused portions of the revolving credit facility which varies between 0.375% and 0.500% per annum depending on the Company’s funded debt to EBITDAR ratio. The credit agreement requires mandatory prepayments from the issuance of new equity or debt and from the proceeds of asset sales that are not reinvested in capital assets in certain periods of time, as defined in the agreement. The credit facilities are collateralized by essentially all the Company’s assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, interest coverage, minimum net worth, and maximum capital expenditures, all as defined in the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2003.

During 2001, the Company completed two amendments to its primary credit agreement (neither of which affected the terms of the debt) to enable the Company’s acquisition of South Buffalo, the issuance of Class A Common Stock, and the acquisition of Emons.

2003 FORM 10K Genesee & Wyoming Inc. 29

  Mexican Financings

On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable (Notes) totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the Notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third Note has a nine year term with principal payments of $750,000 due semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The Notes are secured by essentially all the assets of Servicios and its subsidiary, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM), and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes (“Physical Completion”), consisting of several obligations related to capital investments, operating performance and management systems and controls. In addition, the Company is obligated to provide $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project (“Financial Completion”), consisting of several financial performance thresholds. At present, FCCM has yet to achieve Physical Completion or Financial Completion. Based on current circumstances, it is reasonably likely that the Company will have to fund a portion of its funding obligation in order to meet the future principal repayment obligations of the Notes. The Notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2003.

In conjunction with the refinancing of FCCM and Servicios, the International Finance Corporation (IFC) (the primary lender to Servicios) invested $1.9 million of equity for a 12.7% indirect interest in FCCM, through its parent company Servicios (See Notes 3 and 9 to Consolidated Financial Statements). Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense if the value of the put option exceeds the minority interest. This put option may result in a future cash outflow of the Company.

  Mexican Fuel Tax Credits

Until January 2004, as a railroad, FCCM was permitted to apply diesel fuel tax credits it earned to a variety of its federal tax obligations, including income taxes, payroll taxes and value added taxes. In 2003, FCCM utilized approximately $3.3 million in such fuel tax credits. However, in January 2004, Mexican tax authorities issued a ruling that allows railroads to apply these tax credits only to income tax related obligations. Company personnel are working with the Secretary of Communications and Transportation and Mexican tax authorities to attempt to change the recent tax ruling, but the Company can offer no assurance that it will be successful. If this ruling were to hold, FCCM would face additional annual cash payment obligations for the next few years until it generates sufficient taxable income to utilize such credits. This additional burden will make it more difficult for FCCM and Servicios to satisfy their debt obligations and increases the likelihood that the Company will have to fund all or a portion of its funding obligation.

  South America

The Company has a 22.89% indirect ownership interest in Empresa Ferroviaria Oriental, S.A. (Oriental) which is located in eastern Bolivia. The Company holds its equity interest in Oriental through a number of intermediate holding companies, and the Company accounts for its interest in Oriental under the equity method of accounting. The Company indirectly holds a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and the Company holds its remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien over GWC’s indirect equity interest in Oriental.

This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and the Company has chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver from the creditors which expired on January 31, 2004. Negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt or (ii) exercise their rights pursuant to the lien.

If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would record a $232,000 write-off, the basis of its investment in Oriental held through GWC. Because the $12.0 million of debt is serviced by income received by GWC from Oriental, the Company’s loss of the 12.52% equity interest in Oriental would not have a material adverse impact on the Company’s future equity income. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental, because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. The Company plans to continue providing management resources to Oriental and generates substantially all of its equity income through the 10.37% ownership interest.

Oriental has no obligations associated with the $12.0 million of debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

30 Genesee & Wyoming Inc. 2003 FORM 10K

  Universal Shelf Registration

In November 2001, the Company completed a universal shelf registration of up to $200.0 million of various debt and equity securities. The form and terms of such securities are determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 5.85 million shares of Class A Common Stock in a public offering at a price of $12.33 per share for net proceeds of $66.5 million. The proceeds were used to pay down revolving debt under the Company’s primary credit agreement and for general corporate purposes. The Company has the ability to draw on its remaining universal shelf registration for up to $128.5 million of various debt and equity securities.

  Equipment Leases

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

The Company anticipates renewing the above-mentioned lease at all available lease renewal dates. If the Company chooses not to renew this and certain other leases, it would be obligated to return the rolling stock and pay maximum aggregate fees of approximately $8.6 million. Under certain of these leases, in lieu of this payment, the Company has the option to purchase the rolling stock for approximately $22.1 million in the aggregate. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

  Purchase of Rail-One Inc. — Expiring Stock Options

On April 15, 1999, the Company purchased the ownership interests of one of its joint venture partners in Canada, Rail-One Inc. (Rail-One) which had a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company’s ownership of GRO to 95%. Under the terms of the purchase agreement, among other things, the sellers of Rail-One were granted the right to purchase up to 270,000 shares of the Company’s Class A Common Stock at an exercise price of $2.56 per share if GRO had achieved certain financial performance targets in any annual period between 1999 and 2003. The Company has determined that GRO failed to achieve these financial performance targets in any of the required years.

  Government Grants

The Company’s railroads have entered into a number of rehabilitation or construction grants with state and federal agencies. The grant funds are used as a supplement to the Company’s normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. The Company believes that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track. The Company records any excess in the fixed funding compared to the actual cost of rehabilitation and construction as gains in the current period. The Company received government grants totaling $2.0 million, $8.8 million and $4.0 million in 2003, 2002 and 2001, respectively. While the Company has benefited from these grant funds in recent years, there can be no assurance that the funds will continue to be available.

  2004 Budgeted Capital Expenditures

The Company has budgeted approximately $29.2 million in capital expenditures in 2004, of which $19.8 million is for track rehabilitation and $9.4 million is for equipment. Included in the budget is approximately $2.7 million to exercise an early buyout of 36 leased locomotives and approximately $2.6 million to purchase and rehabilitate 16 miles of track to access a new coal-fired power plant customer.

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

2003 FORM 10K Genesee & Wyoming Inc. 31

  Contractual Obligations and Commercial Commitments

The following table represents the Company’s obligations and commitments for future cash payments under debt and lease agreements as of December 31, 2003 (dollars in thousands):

	Payments Due By Period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt Obligations	$158,022	$6,589	$12,706	$136,426	$2,301
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	43,025	12,224	17,731	9,964	3,106
Purchase Obligations	1,678	378	1,300	—	—

Total	$202,725	$19,191	$31,737	$146,390	$5,406

  Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as required to be disclosed pursuant to Item 303(a)(4) of regulation S-K.

Supplemental Information — Australian Railroad Group

In December 2003, ARG refinanced all of its senior debt outstanding through new senior credit facilities (“the new Credit Facilities”) of $398.0 million. The new Credit Facilities are denominated in Australian dollars. By drawing down approximately $368.0 million under the new Credit Facilities and using previously restricted cash, ARG repaid $439.3 million of senior debt. The new Credit Facilities are composed of a $150.2 million revolving loan maturing in 2008, a $90.1 million term loan maturing in 2008, a $150.2 million term loan expiring in 2010, and a $7.5 million working capital facility. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 0.70 to 1.25 percentage points based on the ratio of its EBITDA to interest expense, as defined in the credit agreements. ARG pays a commitment fee on all unused portions of the credit facilities which varies from 0.3 to 0.4 percentage points. The credit facilities include limited negative pledge covenants but permit prepayment. The credit facilities require the maintenance of certain covenant ratios or amounts, including, but not limited to, interest expense to EBITDA, and total debt to total assets, all as defined in the credit agreements. (Dollar amounts noted above apply the year-end 2003 exchange rate of 0.75 U.S. dollars per Australian dollar.)

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

32 Genesee & Wyoming Inc. 2003 FORM 10K

  Derailment and Property Damages, Personal Injuries and Third Party Claims

The Company maintains insurance, with varying deductibles up to $500,000 per incident for liability and up to $500,000 per incident for property damage, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Accruals for FELA claims by the Company’s railroad employees and third party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded when such claims are first reported and estimates are updated as information develops.

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

The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries and certain nonunion employees who have reached the age of 55 with 30 or more years of service. As of December 31, 2003, there were 109 current or retired employees eligible for these health care and life insurance benefits. Forty of the employees currently participate and the remaining sixty-nine employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plans on a pay-as-you-go basis.

  Income Taxes

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of the foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2003 is $45.9 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes that could be payable if a distribution of earnings were to occur.

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. In the Company’s consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

The Company had net operating loss carry-forwards from its Mexican operations in 2003 and 2002 of $19.8 million and $21.2 million, respectively. The Mexican losses, for income tax purposes, relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-forwards will expire between 2009 and 2013.

The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2003 and 2002 of $0.8 million and $1.1 million, respectively. The Canadian losses represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire in 2004.

A significant portion of the deferred tax benefits relate to the Mexican net operating loss carry-forwards. The Company believes that a valuation allowance need not be recorded since its Mexican business will generate sufficient taxable income to utilize all of the deferred tax assets. The Company’s Mexican railroad operations are currently profitable and at current levels will generate sufficient taxable income to utilize the net operating loss carry-forwards attributable to the FCCM business prior to the date of expiration. In addition, Management believes that an anticipated merger of Servicios and FCCM will enable the Company to use the future taxable income to offset any remaining net operating losses prior to the date of expiration.

As of December 31, 2003 and 2002, the deferred tax asset attributable to the Canadian net operating loss carry-forward had been fully offset by a valuation allowance of $251,000 and $450,000, respectively. In 2003, the valuation allowance decreased approximately $199,000 due to a review by the tax authorities and the subsequent agreement on utilization of some of the losses. Management does not anticipate that the Company will generate sufficient future taxable income, in amount or character, to utilize the remaining losses prior to expiration. The valuation allowance was established in the acquisition of GRO, and accordingly, if reversed will result in a decrease to goodwill.

Management believes that full consideration has been given to all relevant circumstances that the Company may be currently subject to, and the financial statements accurately reflect management’s best estimate of the results of operations, financial condition and cash flows of the Company for the years presented.

2003 FORM 10K Genesee & Wyoming Inc. 33

RISK FACTORS

The Company’s operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in the Company’s forward-looking statements, including the risks described below and the risks identified in other documents which are filed or furnished with the SEC.

-GENERAL RISKS ASSOCIATED WITH THE COMPANY

If the Company is unable to consummate additional acquisitions or investments, it may not be able to successfully implement its growth strategy.

The Company’s growth strategy is based on the Company expanding through selective acquisitions of and investments in rail properties, both in new regions and in regions in which the Company currently operates. The success of the Company’s growth strategy will depend on, among other things:

•	the availability of suitable candidates;

•	the level of competition from other companies for the purchase of available candidates;

•	the Company’s ability to value those candidates accurately and negotiate favorable terms for those acquisitions and investments;

•	the Company’s ability to identify and enter into mutually beneficial relationships with venture partners; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If the Company is not successful in implementing its growth strategy, the market price for the Company’s Class A Common Stock may be adversely affected.

The Company’s inability to integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to the Company’s business.

The Company has experienced significant growth through acquisitions and the Company expects to continue to grow through additional acquisitions. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. The Company may not be able to manage or integrate the acquired companies or businesses successfully. The process of combining acquired businesses may be disruptive to the Company’s business and may cause an interruption or reduction of the Company’s business as a result of the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that the companies have historically provided;

•	integrating employees of rail lines acquired from Class I railroads, governments or other entities into the Company’s regional railroad culture;

•	failure to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from the Company’s day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause the Company to fail to realize the cost savings, revenue enhancements and other benefits that the Company expects to result from integrating acquired companies, and may cause material adverse short- and long-term effects on the Company’s operating results, financial condition and liquidity.

Even if the Company is able to integrate the operations of acquired businesses into its operations, the Company may not realize the full benefits of the cost savings, revenue enhancements or other benefits that it may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of the Company’s management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, operating costs and competitive factors, many of which are beyond the Company’s control and may not materialize. While the Company believes these analyses and their underlying assumptions to be reasonable, they are estimates which are necessarily speculative in nature. In addition, even if the Company achieves the expected benefits, it may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

34 Genesee & Wyoming Inc. 2003 FORM 10K

Because the Company depends on Class I railroads and other connecting carriers for its North American operations, the Company’s operating results, financial condition and liquidity may be adversely affected if the Company’s relationships with these carriers deteriorate.

The railroad industry in the U.S. and Canada is dominated by 7 Class I carriers that have substantial market control and negotiating leverage. Almost all of the traffic on the Company’s U.S. and Canadian railroads is interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers, could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

The Company’s ability to provide rail service to customers in the U.S. and Canada depends in large part upon the Company’s ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, car supply, reciprocal switching, interchange and trackage rights. A deterioration in the operations of, or service provided by, those connecting carriers, or in the Company’s relationship with those connecting carriers, would adversely affect the Company’s operating results, financial condition and liquidity. In addition, much of the freight transported by its U.S. and Canadian railroads moves on railcars supplied by Class I carriers. If the number of railcars supplied by Class I carriers is insufficient, the Company might not be able to obtain replacement railcars on favorable terms or at all and shippers may seek alternate forms of transportation.

Portions of the Company’s U.S. and Canadian rail properties are operated under leases, operating agreements or trackage rights agreements with Class I carriers. Failure of the Company’s railroads to comply with the terms of these leases and agreements in all material respects could result in the loss of operating rights with respect to those rail properties, which would adversely affect the Company’s operating results, financial condition and liquidity. Class I carriers also have traditionally been significant sources of business for the Company, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators. Because the Company depends on Class I carriers for its U.S. and Canadian operations, the Company’s operating results, financial condition and liquidity may be adversely affected if the Company’s relationships with those carriers deteriorate.

While the majority of the Company’s Mexican revenue originates and terminates on the Company’s railroad, the Company is dependent on its relationship with a connecting carrier for the remainder of its revenue. To the extent that the Company experiences service disruptions with that connecting carrier, the Company’s ability to serve existing customers and expand its business will suffer.

The Company faces competition from numerous sources, including those relating to geography, substitutable products, other types of transportation and other rail operators.

Each of the Company’s railroads is typically the only rail carrier directly serving its customers. The Company’s railroads, however, compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. The Company is also subject to geographic and product competition. For example, a customer could shift production to a region where the Company does not have operations or could substitute one commodity for another commodity that is not transported by rail. In either case, the Company would lose a source of revenue, which could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

The extent of competition varies significantly among the Company’s railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because a large majority of the Company’s freight moves involve interchange with another carrier, the Company has only limited control over the price, transit time or quality of such service. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which the Company operates, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

In competing for the acquisition of rail properties, the Company faces other acquirors that may have greater financial resources. Competition for rail properties is based primarily upon price, and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. The Company’s inability to successfully complete additional acquisitions will adversely affect the implementation of an important part of its growth strategy.

The Company is subject to significant governmental regulation of its railroad operations. The failure to comply with governmental regulations could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

The Company is subject to governmental regulation in the U.S. by a significant number of federal, state and local regulatory authorities, including the STB, the Federal Railroad Administration and state departments of transportation, with respect to the Company’s railroad operations and a variety of health, safety, labor, environmental and other matters. The Company is also subject to regulatory authorities in the other countries in which it operates. The Company’s failure to comply with applicable laws and regulations could have a material adverse effect on the Company’s operating results, financial condition and liquidity. In addition, governments may change the regulatory framework within which the Company operates without providing the Company with any recourse for any adverse effects that the change may have on the Company’s operating results, financial condition and liquidity. Also, some of the regulations require the Company to obtain and maintain various licenses, permits and other authorizations, and the Company may not continue to be able to do so.

2003 FORM 10K Genesee & Wyoming Inc. 35

The Company could incur significant costs for violations of, or liability under, environmental laws and regulations.

The Company’s railroad operations and real estate ownership are subject to extensive foreign, federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. Environmental liability to the Company may arise from conditions or practices at properties previously owned or operated by the Company, properties leased by the Company, and other properties owned by third parties (for example, properties at which hazardous substances or wastes for which the Company is responsible have been treated, stored, spilled or disposed of), as well as at properties currently owned by the Company. Under some environmental statutes, such liability may be without regard to whether the Company was at fault, and may also be “joint and several,” whereby the Company is responsible for all the liability at issue even though the Company (or the entity that gives rise to the Company’s liability) was only one of a number of entities whose conduct contributed to the liability.

Environmental liabilities may arise from claims asserted by owners or occupants of affected properties or other third parties affected by environmental conditions (for example, contractors and current or former employees) seeking to recover in connection with alleged damages to their property or with personal injury or death, as well as by governmental authorities seeking to remedy environmental conditions or to enforce environmental obligations. Environmental requirements and liabilities could obligate the Company to incur significant costs, including significant expenses to investigate and remediate environmental contamination, which could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Some of the Company’s employees belong to labor unions, and strikes or work stoppages could adversely affect the Company’s operating results, financial condition and liquidity.

The Company is a party to collective bargaining agreements with various labor unions in the United States, Mexico, Australia, Canada, and Bolivia. In North America, the Company is a party to twenty-nine contracts with national labor organizations which have renewal dates ranging to 2005. The Company is currently engaged in negotiations with respect to six of those agreements. In South Australia, ARG has one collective bargaining agreement that expires in September 2004. ARG is close to reaching agreement on a collective Enterprise Bargaining Agreement covering the majority of Western Australian employees. The Company’s inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, the Company could experience a significant disruption of its operations and/or higher ongoing labor costs, which in either case could materially adversely affect the Company’s operating results, financial condition and liquidity. The Company is also subject to the risk of the unionization of its non-unionized employees which could result in higher employee compensation and restrictive working condition demands that could increase the Company’s operating costs or constrain its operating flexibility. In addition, work interruptions may be threatened which could cause cessation of operations with a corresponding adverse financial impact.

The Company may be unable to employ a sufficient number of skilled workers.

The Company believes that its success depends upon its ability to employ and retain skilled workers that posses the ability to operate and maintain the Company’s equipment and facilities. The operation and maintenance of the Company’s equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions. In addition, the Company’s ability to expand its operations depends in part on its ability to increase its skilled labor force. The demand for workers with these types of skills has recently become high, especially by Class I railroads that can usually offer higher wages and better benefits, and the supply is limited. Moreover, a large portion of the Company’s current skilled workers will become retirement eligible over the next few years. A significant increase in the wages paid by competing employers could result in a reduction of the Company’s skilled labor force, increases in the wage rates that the Company must pay or both. If either of these events were to occur, the Company’s cost structure could increase, the Company’s margins could decrease and the Company’s growth potential could be impaired, each of which could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

The Company may face liability for casualty losses which is not covered by insurance.

The Company has obtained for each of its railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause the Company’s liability to exceed its insurance limits. Insurance is available from only a very limited number of insurers and the Company may not be able to obtain insurance protection at its current levels or obtain it on terms acceptable to the Company. In addition, subsequent adverse events directly and indirectly applicable to the Company may result in additional increases in the Company’s insurance premiums and/or its self insured retentions and could result in limitations to the coverage under its existing policies. The occurrence of losses or other liabilities which are not covered by insurance or which exceed the Company’s insurance limits could materially adversely affect the Company’s operating results, financial condition and liquidity.

36 Genesee & Wyoming Inc. 2003 FORM 10K

Rising fuel costs could materially adversely affect Company’s operating results, financial condition and liquidity.

Fuel costs constitute a significant portion of the Company’s total operating expenses. Fuel costs were approximately 8.8% of the Company’s operating expenses for the year ended December 31, 2003 and 7.5% for the year ended December 31, 2002. Fuel costs were approximately 9.1% of ARG’s operating expenses for the year ended December 31, 2003 and 8.3% for the year ended December 31, 2002. Fuel prices and supplies are influenced significantly by factors beyond the Company’s and ARG’s control, such as international political and economic circumstances. If diesel fuel prices increase dramatically or if a fuel supply shortage were to arise from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on the Company’s and ARG’s operating results, financial condition and liquidity.

The loss of important customers or contracts may adversely affect the Company’s operating results, financial condition and liquidity.

In North America, the ten largest customers accounted for approximately 27%, 27% and 28% of the Company’s operating revenues in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, the Company’s largest customer was a coal-fired electricity generating plant which accounted for approximately 5%, 5% and 7% respectively, of the Company’s operating revenues. ARG’s ten largest customers accounted for approximately 70%, 69% and 67% of its operating revenues in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, ARG’s largest customer was AWB Limited which accounted for approximately 20%, 22% and 22% respectively, of ARG’s operating revenues. The loss of one or more of the Company’s or ARG’s largest customers or the loss or material modification of one or more key contracts with such customers could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

The Company’s results of operations are susceptible to downturns in the general economy as well as to severe weather conditions.

In any given year, the Company, like other railroads, is susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight the Company transports. In addition, many of the goods and commodities carried by the Company experience cyclicality in their demand. The Company’s results of operations can be expected to reflect this cyclicality because of the significant fixed costs inherent in railroad operations. Should an economic slowdown or recession occur in North America or in the other countries in which the Company operates, the volume of rail shipments carried by the Company is likely to be affected.

In addition to the inherent risks of the business cycle, the Company is occasionally susceptible to adverse weather conditions. For example:

•	ARG’s grain revenue may be reduced by drought (drought conditions during the 2002 growing season resulted in a significant reduction in ARG’s grain shipments in 2003);

•	the Company’s coal revenue may be reduced by cold summers and warm winters, which lessen electricity demand; and

•	the Company’s minerals and stone revenue, which includes salt, may be reduced by snow-free and ice-free winters in the Northeastern United States, which lessens demand for road salt.

Bad weather and natural disasters, such as blizzards in eastern Canada and the Northeastern United States and hurricanes in Mexico, could also cause a shutdown or substantial disruption of operations which, in turn, could have a material adverse effect on the Company’s operating results, financial condition and liquidity. Material adverse weather may not directly affect the Company’s operations but rather the operations of its customers or connecting carriers. Such weather conditions could reduce or suspend their operations, which could have a material adverse effect on the Company’s results, financial conditions and liquidity. Furthermore, the Company’s expenses could be adversely impacted by weather, including as a result of higher track maintenance and overtime costs in the winter in the Company’s New York-Pennsylvania and Canada Regions as well as by possible track washouts in Mexico during the rainy season.

The development of some of the Company’s business could be hindered if it fails to maintain satisfactory working relationships with partners.

Some of the Company’s operations are conducted through joint ventures, in which the Company owns a significant, but less than a controlling, ownership interest. In particular, the Company owns a 50% interest in ARG and a 22.89% interest in its Bolivian operations. In these operations, the Company does not have absolute control over the operations of the venture. The particular corporate governance provisions affecting the Company’s interests vary from venture to venture, but in general, the Company must obtain the cooperation of its partners in order to implement and expand upon its business strategies. Any failure to maintain satisfactory working relationships with these partners or the need to expend significant management resources and time to align the Company’s interests with the interests of these partners could result in a material adverse effect on the Company’s operating results, financial condition and liquidity.

2003 FORM 10K Genesee & Wyoming Inc. 37

-ADDITIONAL RISKS ASSOCIATED WITH THE COMPANY’S FOREIGN OPERATIONS

The Company is subject to the risks of doing business in foreign countries.

Some of the Company’s significant subsidiaries transact business in foreign countries, namely in Canada and Mexico, and the Company has equity investments in Australia and Bolivia. In addition, the Company may consider acquisitions in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse renegotiation or modification of existing agreements or arrangements with governmental authorities,

•	adverse changes or greater volatility in the economies of those countries,

•	adverse effects of currency exchange controls,

•	adverse changes to the regulatory environment of those countries,

•	adverse changes to the tax laws and regulations of those countries,

•	restrictions on the withdrawal of foreign investment and earnings,

•	the nationalization of the businesses that the Company operates,

•	the actual or perceived failure by the Company to fulfill commitments under concession agreements,

•	the potential instability of foreign governments, including from domestic insurgency, and

•	the challenge of managing a culturally and geographically diverse operation.

Because some of the Company’s significant subsidiaries transact business in foreign currencies, and because a significant portion of the Company’s net income comes from the operations of its foreign subsidiaries, future exchange rate fluctuations may adversely affect the Company’s operating results, financial condition and liquidity and may affect the comparability of the Company’s results between financial periods.

The Company’s operations in Mexico and Canada accounted for 12.9% and 15.3% of consolidated revenues and ARG accounting for 36.1% of consolidated net income for the year ended December 31, 2003. The results of operations of the Company’s foreign operations are reported in the local currency — the Australian dollar, the Canadian dollar and the Mexican peso — and then translated into U.S. dollars at the applicable exchange rates for inclusion in the Company’s consolidated financial statements. The functional currency of the Company’s Bolivian operations is the U.S. dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. In addition, because the Company’s financial statements are stated in U.S. dollars, such fluctuations may affect the Company’s results of operations and financial position and may affect the comparability of the Company’s results between financial periods.

The Company may not be able to effectively manage its exchange rate risks and the volatility in currency exchange rates may have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Failure to meet concession commitments with respect to operations of the Company’s rail lines could result in the loss of the Company’s investment and a related loss of revenues.

The Company has entered into long-term concession and/or lease agreements with governmental authorities in Mexico, Bolivia, South Australia and Western Australia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. The Company’s failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of the Company’s entire investment relating to that concession or lease agreement and the related revenues and income.

Australia’s open access regime could lead to additional competition for ARG’s business and decreased revenues and profit margins.

Australia’s open access regime could lead to additional competition for ARG’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third party rail operators to gain access to ARG’s railway infrastructure, and in turn governs ARG’s access to track owned by others. ARG currently operates on the Commonwealth-owned interstate network from Sydney, New South Wales and Melbourne, Victoria to Kalgoorlie, Western Australia and on State-owned track in New South Wales. Access charges are paid for access onto the track of other companies, and access charges under state and federal regimes continue to evolve because privatization of railways in Australia is recent. Where ARG pays access fees to others, if those fees are increased, ARG’s operating margins could be negatively affected. In addition, if the federal government or respective state regulators were to alter a regulatory regime or determine that access fees charged to current or prospective third party rail freight operators by ARG in Western Australia or South Australia do not meet competitive standards, then ARG’s income from those fees could be negatively affected.

38 Genesee & Wyoming Inc. 2003 FORM 10K

When ARG operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where ARG operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network is not adequately maintained. Either risk could affect ARG’s operating results, financial condition and liquidity.

ARG may be adversely affected by unfavorable conditions in the Australian agricultural industry because a substantial portion of ARG’s railroad traffic consists of agricultural commodities.

ARG derives a significant portion of its rail freight revenues from shipments of grain. For the years ended December 31, 2003, 2002 and 2001, grain shipments in South Australia and Western Australia generated approximately 24.5%, 25.4% and 26.4%, respectively, of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material adverse effect on ARG’s operating results, financial condition and liquidity. For example, drought conditions during the 2002 growing season resulted in a significant reduction in ARG’s grain shipments in 2003.

ARG may be subject to significant additional expenditures in order to comply with Commonwealth and/or state regulations.

In addition to the open access requirements described above, other aspects of rail operation are regulated, safety in particular, on both a Commonwealth and a state-by-state basis. ARG has received safety regulatory approval to operate on Commonwealth-owned track, in the Northern Territory and in all states except Queensland and Tasmania. Changes in safety regulations or other regulations or the imposition of new regulations or conflicts among state and/or Commonwealth regulations could require ARG to make significant expenditures and to incur significant expenses in order to comply with these regulations.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

FASB 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Under SFAS No. 145, FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements are rescinded. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was issued in April 2002 and the provisions of this Statement related to the rescission of Statement 4 shall be effective for the fiscal years beginning after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002 with early adoption permitted. The most significant change will impact the reporting of losses associated with the write-off of deferred financing costs which are currently reported as extraordinary. The Company adopted this statement and adjusted its financial statements.

FASB 146 — “Accounting for Costs Associated with Exit or Disposal Activities”

Under SFAS No. 146, costs associated with exit or disposal activities are required to be recorded at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. Liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. SFAS No. 146 was issued in June 2002 and is effective for fiscal years beginning January 1, 2003 (with earlier application encouraged). The Company adopted this statement and it had no impact on the Company’s financial statements.

FASB 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company adopted this statement and it had no impact on the Company’s financial statements.

2003 FORM 10K Genesee & Wyoming Inc. 39

FASB 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

This Statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted this statement and it had no impact on the Company’s financial statements.

Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others

In November 2002, the FASB issued Interpretation No. 45, (FIN) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which address the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Fin 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company did not enter into such transactions. Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the Financial Accounting Standards Board, issued revisions to FASB Interpretation 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however with no effective date later than the Company’s first quarter of 2004. The Company does not believe that adoption of this statement will have a material effect on its consolidated financial statements.

Forward-Looking Statements

This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “expects,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted above under the caption “Risk Factors”, as well as those noted in documents that the Company files from time to time with the Securities and Exchange Commission, such as Forms 10-K and 10-Q which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained in this discussion and analysis.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does it use instruments where there are not underlying cash exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging positions and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

40 Genesee & Wyoming Inc. 2003 FORM 10K

Interest Rate Risk

The Company’s interest rate risk results from issuing variable rate debt obligations, since an increase in interest rates would result in lower earnings and increased cash outflows. The table below provides amounts outstanding and corresponding interest rates for the Company’s fixed and variable rate debt and its use of interest rate swaps to mitigate increases in interest rates.

Principal Amount of Long-Term Debt and Interest Rate Swaps

(dollars in thousands)

Dec. 31, 2003

Fixed Rate Debt	$1,814
Average Fixed Interest Rate	3.5%
Variable Rate Debt Swapped to Fixed Rate Debt(1)	$60,576
Average Fixed Interest Rate	6.8%
Unswapped Variable Rate Debt	$89,043
Average Variable Interest Rate	3.4%
Total Long-Term Debt	$151,433
Average Interest Rate	4.7%

(1)	Future amounts of variable rate debt that the Company has swapped to fixed rate debt are as follows (as of year ending December 31): $58.4 million in 2004; $54.1 million in 2005; $34.3 million in 2006.

Table Assumptions

Variable Interest Rates: The table presents variable interest rates based on U.S. and Canadian LIBOR rates (as of December 31, 2003) plus an average borrowing margin of approximately 2.2%. The borrowing margin is composed of a weighted average of 2.0% for debt under the Company’s U.S. and Canadian credit facilities and 3.5% for debt related to its Mexican operations.

Interest Rate Swaps: The table presents dollar amounts outstanding under interest rate swaps as of December 31, 2003, in which the Company has swapped a portion of its variable rate debt to fixed rate debt. The table also presents the average fixed interest rate under these swaps which is equal to the Company’s fixed pay rates to counterparties plus the Company’s borrowing margin.

Interest Rate Sensitivity

Based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on the Company’s variable rate debt would increase by approximately $890,000.

Foreign Currency Risk

The functional currency of the Company’s Mexican operations is the Mexican Peso, while the debt obligations are denominated in U.S. Dollars. As a result, the Company faces exchange rate risk if the Mexican Peso were to depreciate relative to the U.S. Dollar, thereby generating lower U.S. Dollar equivalent cash and earnings to pay the principal and interest on the debt. As shown in the tables below, the Company’s risk management policy seeks to mitigate this risk by purchasing one-year forward currency options on the U.S. Dollar – Mexican Peso exchange rate that approximate expected U.S. Dollar principal and interest payments, so as to lessen the impact of a severe Peso depreciation.

Debt related to the Company’s Canadian and Australian operations is denominated in the respective local currencies. Therefore, foreign currency risk related to debt service payments does not exist at the Company’s Canadian and Australian operations.

U.S. Dollar Denominated Principal and Projected Interest Obligations

of Mexican Peso Denominated Operations
(dollars in thousands)

						There
	2004	2005	2006	2007	2008	after	Total

Principal Payments(1)	$4,332	$4,332	$4,332	$4,332	$4,332	$1,503	$23,163
Interest Payments(2)	990	785	581	377	173

Total Principal and Interest	$5,322	$5,117	$4,913	$4,709	$4,505

(1)	Principal and interest payments are due on March 15 and September 15 of each year.

(2)	Based on 6-month U.S. LIBOR as of December 31, 2003 plus a borrowing margin of 3.5%.

2003 FORM 10K Genesee & Wyoming Inc. 41

Foreign Currency Options

(dollars in thousands, except exchange rates)

Settlement Date	March 15, 2004	Sept. 15, 2004	Total

Receive US$/ Pay Mexican Pesos:
Notional amount	$2,700	$2,600	$5,300
Average exchange rate in
Mexican Pesos per U.S. Dollar	12.91	12.61	—

Sensitivity of Foreign Currency to Debt Service Payments

As shown in the tables above, the Company expects its Mexican operations to fund approximately $5.3 million in U.S. dollar denominated principal and interest payments in 2004. If the value of the Mexican Peso were to weaken ten percentage points relative to the U.S. Dollar while Mexican Peso denominated earnings and cash flows remained constant, then it would be equivalent to the Mexican operations supporting an additional $532,000 in debt service payments. Based on an exchange rate of 11.23 Mexican Pesos per U.S. Dollar as of December 31, 2003, this exposure in 2004 is capped at a maximum of $724,000 by the foreign currency options shown in the table.

Diesel Fuel Price Risk

The Company is exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2003, fuel costs represented 8.8% of the Company’s total expenses and 9.1% of total expenses at the Company’s 50%-owned Australian operations. As of December 31, 2003, neither the Company nor its 50%-owned Australian operations had entered into any hedging transactions to manage this diesel fuel risk.

Sensitivity to Diesel Fuel Prices

As of December 31, 2003, each one percentage point increase in the price of fuel would result in a $0.2 million increase in the Company’s annual fuel expense and a $0.2 million increase in annual fuel expense at the Company’s 50%-owned Australian operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial data required by this item are listed at Part IV, Item 15 and are filed herewith immediately following the signature page hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure

None

Item 9a. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 2004 under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

42 Genesee & Wyoming Inc. 2003 FORM 10K

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 2004 under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of		future issuance under
	securities to be		equity compensation
	used upon exercise	Weighted-average	plans (excluding
	of outstanding	exercise price of	securities reflected in
Plan Category	options	outstanding options	column (a))

	(a)	(b)	(c)
Equity Compensation plans approved by security holders(1)	1,788,456	$10.51	554,299
Equity Compensation plans not approved by security holders	—	—	—

Total	1,788,456	$10.51	554,299

(1)	Incentive and nonqualified stock option plan for key employees and nonqualified stock option plan for non-employee directors.

The remaining information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 2004 under “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 2004 under “Related Transactions,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s proxy statement to be issued in connection with the Annual Meeting of the Stockholders of the Company to be held on May 12, 2004 under “Principal Accounting Fees and Services,” which proxy statement will be filed within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) Documents Filed as Part of This Form 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Auditors

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent Owned:

Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of Independent Auditors

2003 FORM 10K Genesee & Wyoming Inc. 43

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(B) Reports on Form 8-K

(a)	Report dated November 18, 2003 reporting on Item 5. Other Events and Regulation FD Disclosure. This Report announces the establishment of a Rule 10b5-1 trading plan by a senior executive officer.

(b)	Report dated December 12, 2003 reporting on Item 5. Other Events and Regulation FD Disclosure. This Report furnished the Company’s press release that announced that on December 9, 2003 the Company’s 50%-owned equity investment, the Australian Railroad Group, received a private binding ruling from the Australian Taxation Office for certain track assets acquired from the government of Western Australia.

(c)	Report dated December 19, 2003 reporting on Item 5. Other Events and Regulation FD Disclosure. This Report furnished the Company’s press release that announced the Company’s agreement to acquire three short-line railroads.

(C) Exhibits — See Index to Exhibits

44 Genesee & Wyoming Inc. 2003 FORM 10K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 15, 2004

GENESEE & WYOMING INC.

BY:	/s/ MORTIMER B. FULLER, III

Mortimer B. Fuller, III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ MORTIMER B. FULLER, III Mortimer B. Fuller, III	Chief Executive Officer and Director	March 15, 2004

/s/ JOHN C. HELLMANN John C. Hellmann	Chief Financial Officer	March 15, 2004

/s/ ALAN R. HARRIS Alan R. Harris	Senior Vice President and Chief Accounting Officer	March 15, 2004

/s/ ROBERT W. ANESTIS Robert W. Anestis	Director	March 15, 2004

/s/ LOUIS S. FULLER Louis S. Fuller	Director	March 15, 2004

/s/ T. MICHAEL LONG T. Michael Long	Director	March 15, 2004

/s/ ROBERT M. MELZER Robert M. Melzer	Director	March 15, 2004

/s/ PETER O. SCANNELL Peter O. Scannell	Director	March 15, 2004

/s/ MARK A. SCUDDER Mark A. Scudder	Director	March 15, 2004

/s/ PHILIP J. RINGO Philip J. Ringo	Director	March 15, 2004

/s/ M. DOUGLAS YOUNG M. Douglas Young	Director	March 15, 2004
2003 FORM 10K Genesee & Wyoming Inc. 45

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	(i) Articles of Incorporation
The Exhibit referenced under 4.1 hereof is incorporated herein by reference.
(ii) By-laws
The By-laws referenced under 4.2 hereof are incorporated herein by reference.
(4)	Instruments defining the rights of security holders, including indentures
4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.
4.2	By-laws are incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.3	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.4	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.5	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 are incorporated herein by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.6	Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K dated December 7, 2000.
4.7	Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K dated December 7, 2000.
4.8	Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K dated December 7, 2000.
4.9	Form of Senior Debt Indenture is incorporated herein by reference to Exhibit j to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).
4.10	Form of Subordinated Debt Indenture in incorporated herein by reference to Exhibit k to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).
(9)	Voting Trust Agreement
Not applicable.
(10)	Material Contracts
The Exhibits referenced under (4.4) through (4.10) hereof are incorporated herein by reference.
10.1	Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.2	First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998. (SEC File No. 0-20847)
10.3	Form of Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.4	Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.2 Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.5	Form of compensation agreement between the Registrant and each of its executive officers is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.6	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.7	Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.8	Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997. (SEC File No. 0-20847)
10.9	Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)
10.10	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty Ltd., the Lessee, dated 7 November 1997 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)
46 Genesee & Wyoming Inc. 2003 FORM 10K

10.11	Amendment No. 2. to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847)
10.12	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847)
10.13	Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999.
10.14	Genesee & Wyoming Deferred Stock Plan for Non-Employee Directors is incorporated herein by reference to Annex A to the Registrant’s 1999 Definitive Proxy Statement filed on April 19, 1999.
10.15	Amendment No. 3 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000.
10.16	Amendment No. 4 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000.
10.17	Amendment No. 5 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000.
10.18	Amendment No 2. to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000.
10.19	Amendment No. 6 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.
10.20	Genesee & Wyoming Australia Pty Ltd Executive Share Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.
10.21	Agreement for Sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WestNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.22	Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.23	Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.24	Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.25	Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.26	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation dated December 5, 2000 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.
10.27	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingsladen N.V. dated December 5, 2000 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.
10.28	Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.
10.29	Amendment No. 3 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.
10.30	Amendment No. 4 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.2 the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.
10.31	Stock Purchase and Sale Agreement dated September 28, 2001 by and between Bethlehem Steel Corporation and Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated October 1, 2000.
10.32	Agreement and Plan of Merger dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 3, 2001.
2003 FORM 10K Genesee & Wyoming Inc. 47

10.33	Underwriting Agreement dated as of December 17, 2001 by and among the Registrant, the selling stockholders named therein and Credit Suisse First Boston Corporation, ABN AMRO Rothchild LLC, Bear, Stearns & Co. Inc., Morgan Keegan & Company, Inc. and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. as representatives of the underwriters is incorporated herein by reference to Exhibit 1.1 to the Registrant’s Report on Form 8-K dated December 17, 2001.
10.34	Amendment No. 6 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.35	Genesee & Wyoming Inc. Amended and Restated 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002.
10.36	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated August 28, 2002.
10.37	Fourth Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 1, 2002 among Genesee & Wyoming Inc., as US Borrower, Quebec Gatineau Railway, Inc., as Canadian Borrower, The Guarantors, The Lending Institutions listed therein, as Lenders, Fleet National Bank, as Administrative Agent with Fleet Securities, Inc., as Arranger and JPMorgan Chase Bank, LaSalle Bank National Association, Sovereign Bank, the Bank of Nova Scotia, Wachovia Bank, National Association, as Syndication Agents is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002.
*10.38	Employment Agreement dated as of March 4, 2002 by and between Genesee & Wyoming Inc. and Robert Grossman.
*10.39	Common Terms Deed dated December 3, 2003 between Australian Railroad Group Pty Ltd (Borrower), the companies listed in Part I of Schedule 1 as original guarantors, the financial institutions listed in Part II of Schedule 1 as original lenders and ANZ Capel Court Limited (Security Trustee).
†*10.40	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Australia and New Zealand Banking Group Limited (Lender) dated December 5, 2003.
†*10.41	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and BNP Paribas (Lender) dated December 5, 2003.
†*10.42	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Mizuho Corporate Bank, Ltd. (Lender) dated December 5, 2003.
†*10.43	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and National Australia Bank Limited (Lender) dated December 5, 2003.
†*10.44	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Sumitomo Mitsui Finance Australia Limited (Lender) dated December 5, 2003.
*10.45	Security Trust Deed, as amended December 5, 2003 between Australian Railroad Group Pty Ltd (Borrower) and ANZ Capel Court Limited (Security Trustee).
*10.46	Floating Charge, as amended December 5, 2003, between the Chargors listed in Schedule 1 (WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd) and ANZ Capel Court Limited (Chargee).
*10.47	Deed of Floating Charge, as amended December 5, 2003, between Australia Southern Railroad Pty Limited (Chargor) and ANZ Capel Court Limited (Security Agent).
*10.48	ISDA Master Agreement dated as of December 3, 2003 between Australia and New Zealand Banking Group Limited and Australian Railroad Group Pty Ltd.
*10.49	ISDA Master Agreement dated as of December 3, 2003 between BNP Paribas and Australian Railroad Group Pty Ltd.
*10.50	ISDA Master Agreement dated as of December 3, 2003 between National Australia Bank Limited and Australian Railroad Group Pty Ltd.
*10.51	Multi-Party Agreement among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court, Treasurer, WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd, Australian Western Railroad Pty Ltd, Australian Railroad Group Pty Ltd, and ANZ Capel Court Limited.
*10.52	Tripartite Deed among the Minister for Transport and Urban Planning (Lessor), Australia Southern Railroad Pty Limited (Lessee) and ANZ Capel Court Limited (Security Trustee).
*(11.1)	Statement re computation of per share earnings
(12)	Statements re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
*(21.1)	Subsidiaries of the Registrant
48 Genesee & Wyoming Inc. 2003 FORM 10K

(22)	Published report regarding matters submitted to vote of security holders
Not applicable.
*(23.1)	Consent of PricewaterhouseCoopers LLP
*(23.2)	Consent of Ernst & Young
(24)	Power of attorney
Not applicable.
*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
*(32.1)	Section 1350 Certifications
(99)	Additional Exhibits
Not applicable.

*	Exhibit filed with this Report.

†	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. §§ 200.80(b)(4) and 240.24b-2.

2003 FORM 10K Genesee & Wyoming Inc. 49

50 Genesee & Wyoming Inc. 2003 FORM 10K

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Genesee & Wyoming Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, common stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Australian Railroad Group Pty. Ltd. (ARG), an equity method investment which represents 17.0% and 13.7% of the Company’s total assets as of December 31, 2003 and 2002, respectively, and 36.1% and 33.1% of the Company’s net income for the years ended December 31, 2003 and 2002, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001, prior to the revisions discussed in Notes 6, 18 and 22 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 11, 2002.

As discussed in Note 6, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

As discussed above, the financial statements of the Company for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As discussed in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. As discussed in Note 18 and 22 these financial statements have also been revised to reflect a change in the composition of the Company’s reportable segments and to reflect the three-for-two stock split which became effective on March 15, 2004. We audited the transitional disclosures described in Note 6. We also audited the adjustments to the segment information described in Note 18 and the adjustments for the three-for-two stock split discussed in Note 22 that were applied to revise the 2001 financial statements. In our opinion, the transitional disclosures for 2001 are appropriate and the adjustments relating to the 2001 segment information described in Note 18 and relating to the three-for-two stock split described in Note 22 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such transitional disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 13, 2004, except as to the stock split discussed in Note 22 as to which the date is March 15, 2004
2003 FORM 10K Genesee & Wyoming Inc. 51

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed in Note 6, the Company has presented the transitional disclosures for 2001 required by SFAS No. 142. Additionally as discussed in Note 18, the Company changed the manner in which it presents its segment information. Additionally, the Company revised its 2001 financial statements for the three-for-two stock split discussed in Note 22. The Arthur Andersen LLP report does not extend to these changes to the 2001 consolidated financial statements. These adjustments to the 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of

Genesee & Wyoming Inc.:

We have audited the accompanying consolidated balance sheets of GENESEE & WYOMING INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001* and 2000*, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three* years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Australian Railroad Group Pty. Ltd. (ARG), the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in ARG represents 14.8 percent and 16.1 percent of the Company’s total assets as of December 31, 2001 and 2000, respectively, and the equity in its net income represents 44.3 percent of the Company’s net income for the year ended December 31, 2001. Additionally, the summarized financial data for ARG contained in Note 7 is based on the financial statements of ARG, which were audited by other auditors. Their report has been furnished to us, and our opinion, insofar as it relates to amounts included in the Company’s financial statements for ARG, including the data in Note 7, is based on the report of the other auditors.

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

ARTHUR ANDERSEN LLP

Chicago, Illinois

February 11, 2002

*	Pursuant to SEC rules and regulations, the Company’s consolidated balance sheets as of December 31, 2001 and 2000 and the Company’s statements of income, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2000 and 1999 are not required to be included herein.

52 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,

	2003	2002

ASSETS

CURRENTS ASSETS:
Cash and cash equivalents	$11,118	$11,028
Accounts receivable, net	54,656	54,527
Materials and supplies	5,204	5,468
Prepaid expenses and other	6,204	7,447
Deferred income tax assets, net	3,010	2,484

Total current assets	80,192	80,954

PROPERTY AND EQUIPMENT, net	315,345	264,728
INVESTMENT IN UNCONSOLIDATED AFFILIATES	117,664	81,287
GOODWILL	24,522	24,174
INTANGIBLE ASSETS, net	79,357	53,260
OTHER ASSETS, net	10,093	10,456

Total assets	$627,173	$514,859

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$6,589	$6,116
Accounts payable	57,472	49,482
Accrued expenses	13,902	12,314

Total current liabilities	77,963	67,912

LONG-TERM DEBT, less current portion	151,433	119,301
DEFERRED INCOME TAX LIABILITIES, net	41,840	31,686
DEFERRED ITEMS — grants from governmental agencies	42,667	42,509
DEFERRED GAIN — sale/leaseback	3,982	4,448
OTHER LONG-TERM LIABILITIES	14,843	12,280
MINORITY INTEREST	3,365	3,122
COMMITMENTS AND CONTINGENCIES	—	—
MANDATORILY REDEEMABLE PREFERRED STOCK (3,000,000 shares convertible at $6.81 per share of Class A Common Stock on or before December 2008)	23,994	23,980

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 23,697,287 and 23,138,436 shares issued and 20,167,875 and 19,630,662 shares outstanding (net of 3,529,412 and 3,507,774 shares in treasury) on December 31, 2003 and 2002, respectively	158	154
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,707,938 shares issued and outstanding on December 31, 2003 and 2002	18	18
Additional paid-in capital	131,978	127,741
Retained earnings	130,913	103,465
Accumulated other comprehensive income (loss)	16,599	(9,493)
Less treasury stock, at cost	(12,580)	(12,264)

Total stockholders’ equity	267,086	209,621

Total liabilities and stockholders’ equity	$627,173	$514,859

The accompanying notes are an integral part of these consolidated financial statements.

2003 FORM 10K Genesee & Wyoming Inc. 53

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

OPERATING REVENUES	$244,827	$209,540	$173,576

OPERATING EXPENSES:
Transportation	84,268	65,553	56,573
Maintenance of ways and structures	25,969	22,950	19,271
Maintenance of equipment	36,695	36,295	31,231
General and administrative	46,206	42,306	31,605
Net gain on sale and impairment of assets	(87)	(3,140)	(814)
Depreciation and amortization	15,471	13,569	12,756

Total operating expenses	208,522	177,533	150,622

INCOME FROM OPERATIONS	36,305	32,007	22,954
Interest expense	(8,646)	(8,139)	(10,049)
Gain on sale of 50% equity in Australian operations	—	—	2,985
Other income, net	986	726	497

INCOME BEFORE INCOME TAXES and EQUITY EARNINGS	28,645	24,594	16,387
Provision for income taxes	10,567	8,761	6,166

Equity in Net Income of International Affiliates:
Australia	10,371	8,487	8,451
South America	270	1,287	412

NET INCOME	28,719	25,607	19,084
Preferred stock dividends and cost accretion	1,270	1,172	957

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$27,449	$24,435	$18,127

BASIC EARNINGS PER SHARE:
Earnings per common share	$1.21	$1.11	$1.15

Weighted average shares	22,700	22,056	15,764

DILUTED EARNINGS PER SHARE:
Earnings per common share	$1.07	$0.97	$0.98

Weighted average shares and equivalents	26,768	26,378	19,375

The accompanying notes are an integral part of these consolidated financial statements.

54 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

BALANCE, December 31, 2000	$104	$19	$49,642	$60,903	$(4,883)	$(11,053)	$94,732

Comprehensive income, net of tax:
Net income	—	—	—	19,084	—	—	19,084
Currency translation adjustments	—	—	—	—	708	—	708
Fair market value adjustments of cash flow hedges	—	—	—	—	(730)	—	(730)

Comprehensive income							19,062
Proceeds from Class A Common Stock Offering, net of fees	38	—	66,495	—	—	—	66,533
Proceeds from employee stock purchases	8	—	6,254	—	—	—	6,262
Conversion of Class B Common Stock to Class A Common Stock	1	(1)	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,206	—	—	—	1,206
Accretion of fees on Redeemable Convertible Preferred Stock	—	—	—	(146)	—	—	(146)
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(811)	—	—	(811)
Treasury stock acquisitions, 124,601 shares	—	—	—	—	—	(1,175)	(1,175)

BALANCE, December 31, 2001	151	18	123,597	79,030	(4,905)	(12,228)	185,663

Comprehensive income, net of tax:
Net income	—	—	—	25,607	—	—	25,607
Currency translation adjustments	—	—	—	—	2,514	—	2,514
Fair market value adjustments of cash flow hedges	—	—	—	—	(6,550)	—	(6,550)
Pension liability adjustment						(552)	(552)

Comprehensive income							21,019
Proceeds from employee stock purchases	3	—	3,086	—	—	—	3,089
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	1,058
Accretion of fees on Redeemable Convertible Preferred Stock	—	—	—	(172)	—	—	(172)
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(1,000)	—	—	(1,000)
Treasury stock acquisitions, 2,484 shares	—	—	—	—	—	(36)	(36)

BALANCE, December 31, 2002	$154	$18	$127,741	$103,465	$(9,493)	$(12,264)	$209,621

The accompanying notes are an integral part of these consolidated financial statements.

2003 FORM 10K Genesee & Wyoming Inc. 55

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (continued)
(dollars in thousands)

					Accumulated
	Class A	Class B	Additional		Other		Total
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

BALANCE, December 31, 2002	$154	$18	$127,741	$103,465	$(9,493)	$(12,264)	$209,621

Comprehensive income, net of tax:
Net income	—	—	—	28,719	—	—	28,719
Currency translation adjustments	—	—	—	—	23,498	—	23,498
Fair market value adjustments of cash flow hedges	—	—	—	—	2,666	—	2,666
Pension liability adjustment	—	—	—	—	(72)	—	(72)

Comprehensive income							54,811
Proceeds from employee stock purchases	4	—	2,858	—	—	—	2,862
Tax benefit from exercise of stock options	—	—	1,123	—	—	—	1,123
Accretion on Redeemable Convertible Preferred Stock	—	—	—	(271)	—	—	(271)
Adjustment of Preferred Option value	—	—	256	—	—	—	256
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(1,000)	—	—	(1,000)
Treasury stock acquisitions, 21,638 shares	—	—	—	—	—	(316)	(316)

BALANCE, December 31, 2003	$158	$18	$131,978	$130,913	$16,599	$(12,580)	$267,086

The accompanying notes are an integral part of these consolidated financial statements.

56 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,719	$25,607	$19,084
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	15,471	13,569	12,756
Deferred income taxes	9,659	6,430	4,164
Net gain on sale and impairment of assets	(87)	(3,140)	(814)
Write off of deferred finance fees from early extinguishment of debt	—	597	—
Gain on sale of 50% equity in Australian operations	—	—	(2,985)
Equity earnings of unconsolidated affiliates	(10,641)	(9,774)	(8,863)
Minority interest expense	243	278	129
Tax benefit realized upon exercise of stock options	1,123	1,058	1,206
Valuation adjustment of split dollar life insurance	(367)	555	516
Changes in assets and liabilities, net of effect of acquisitions-
Accounts receivable	3,267	(8,270)	3,376
Materials and supplies	325	241	369
Prepaid expenses and other	999	(581)	2,348
Accounts payable and accrued expenses	(3,941)	(1,178)	(77)
Other assets and liabilities, net	2,147	2,176	(2,649)

Net cash provided by operating activities	46,917	27,568	28,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(18,934)	(20,272)	(16,551)
Locomotive upgrade project	(4,076)	(2,015)	—
Purchase of Chattahoochee Industrial Railroad, Arkansas, Louisiana and Mississippi Railroad and Fordyce & Princeton Railroad	(54,952)	—	—
Purchase of Utah Railway Company	—	(55,680)	—
Purchase of Emons Transportation Group, Inc., net of cash received	—	(29,449)	—
Purchase of assets of South Buffalo Railway, net of cash received	—	—	(33,117)
Cash investments in unconsolidated affiliates — South America	—	—	(246)
Cash received from unconsolidated international affiliates	132	263	4,329
Proceeds from disposition of property and equipment	1,941	4,113	8,147

Net cash used in investing activities	(75,889)	(103,040)	(37,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(159,608)	(214,438)	(200,033)
Proceeds from issuance of long-term debt	186,500	276,081	157,000
Payment of debt issuance costs	—	(4,578)	(287)
Proceeds from issuance of Class A Common Stock, net	—	—	66,533
Proceeds from issuance of Redeemable Convertible Preferred Stock, net	—	—	4,812
Proceeds from employee stock purchases	2,862	3,089	6,262
Purchase of treasury stock	(316)	(36)	(1,175)
Dividends paid on Redeemable Convertible Preferred Stock	(1,000)	(1,000)	(855)

Net cash provided by financing activities	28,438	59,118	32,257

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	624	(1,350)	1,980

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90	(17,704)	25,359
CASH AND CASH EQUIVALENTS, beginning of year	11,028	28,732	3,373

CASH AND CASH EQUIVALENTS, end of year	$11,118	$11,028	$28,732

CASH PAID DURING YEAR FOR:
Interest	$8,691	$7,825	$9,875
Income taxes	1,034	2,679	835

The accompanying notes are an integral part of these consolidated financial statements.

2003 FORM 10K Genesee & Wyoming Inc. 57

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc. and Subsidiaries (the Company) has interests in thirty-two short line and regional railroads through its various operating subsidiaries and unconsolidated affiliates of which twenty-four are located in the United States, three are located in Canada, one is located in Mexico, three are located in Australia, and one is located in Bolivia. From January 1, 2001 to December 31, 2003 the Company has acquired ten railroads and sold two small railroads in the United States. The Company, through its leasing subsidiary, also leases and manages railroad transportation equipment in the United States, Canada and Mexico. The Company, through its industrial switching subsidiary, provides freight car switching and ancillary rail services. See Note 3 for descriptions of the Company’s expansion in recent years.

A large portion of the Company’s operating revenue is attributable to industrial customers operating in the electric utility, forest products, auto and auto parts and cement industries in North America. The largest ten customers accounted for approximately 27%, 27% and 28% of the Company’s operating revenues in 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, the Company’s largest customer was a coal-fired electricity generating plant which accounted for approximately 5%, 5% and 7% respectively, of the Company’s operating revenues.

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

  Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the allocated cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expense. Depreciation is provided on the straight-line method over the useful lives of the road property (20-50 years) and equipment (3-20 years).

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

58 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and Step 2 measures the goodwill impairment as the excess of recorded goodwill over its implied fair value. The Company tests impairment on an annual basis or when specific triggering events occur.

  Amortizable Intangible Assets

The Company has two amortizable intangible assets in the United States related to customer service agreements and one amortizable intangible asset in Mexico related to a concession agreement with the Mexican Communications and Transportation Department. The two intangible assets in the U.S. are amortized on a straight-line basis over the estimated lives of the respective customer facilities they serve. The intangible asset in Mexico is amortized on a straight-line basis over the life of the concession agreement. See Notes 6 and 16 for more detailed discussion of amortizable intangible assets.

  Insurance

The Company maintains insurance, with varying deductibles up to $500,000 per incident for liability and up to $500,000 per incident for property damage, for claims resulting from train derailments and other accidents related to its operations. Additionally, the Company is self-insured for general employee health and medical claims up to a stop-loss of $75,000 per insured individual. Accruals for claims, limited when appropriate to the applicable deductible, are estimated and recorded in the period when such claims are incurred.

  Common Stock Splits

On February 14, 2002 and May 1, 2001 the Company announced three-for-two common stock splits in the form of 50% stock dividends to be distributed on March 14, 2002 to stockholders of record as of February 28, 2002, and on June 15, 2001 to stockholders of record as of May 31, 2001, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of these stock splits. See Note 22 regarding a subsequent stock split announced on February 11, 2004.

  Earnings per Share

Common shares issuable under unexercised stock options, calculated under the treasury stock method, and mandatorily redeemable convertible preferred stock (see Note 12) are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options used to calculate weighted average share equivalents for diluted earnings per share is 1,788,456, 1,401,432 and 1,934,739 for 2003, 2002 and 2001, respectively. Options to purchase 488,881 additional shares of stock were outstanding as of December 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Also included in the diluted earnings per share calculation in 2003, 2002 and 2001 are 3,668,478 shares, 3,668,478 shares and 2,974,986 shares, respectively, of common stock equivalents which represent the weighted average share impact of the assumed conversion of the mandatorily redeemable convertible preferred stock.

  Income Taxes

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of the foreign subsidiaries.

  Pension and Other Postretirement Benefit Plans

The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries and certain nonunion employees who have reached the age of 55 with 30 or more years of service. The Company funds the plans on a pay-as-you-go basis.

2003 FORM 10K Genesee & Wyoming Inc. 59

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001

Numerators:
Net income (used in diluted EPS)	$28,719	$25,607	$19,084
Dividends and fees on Preferred Stock	(1,270)	(1,172)	(957)

Net income available to common stockholders (used in basic EPS)
	$27,449	$24,435	$18,127

Denominators:
Basic — weighted average common shares outstanding	22,700	22,056	15,764
Dilutive effect of employee stock options	400	654	636
Dilutive effect of Mandatorily Convertible Preferred Stock
	3,668	3,668	2,975

Diluted — weighted average common shares and share equivalents outstanding	26,768	26,378	19,375

Income per common share:
Basic	$1.21	$1.11	$1.15

Diluted	$1.07	$0.97	$0.98

  Stock-based Compensation Plans

In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (the Stock Option Plans). See Note 17 for additional information regarding the Stock Options Plans. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized, except for $200,000 of compensation expense related to the immediate repurchase of shares issued upon exercise of certain stock options in 2001. Had compensation cost for all options issued under these plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

	2003	2002	2001

Net Income:
As reported	$28,719	$25,607	$19,084
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,380)	(980)	(777)

Pro Forma	27,339	24,627	18,307
Basic EPS: As reported	$1.21	$1.11	$1.15
Pro Forma	1.15	1.07	1.10
Diluted EPS: As reported	$1.07	$0.97	$0.98
Pro Forma	1.02	0.94	0.95

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

60 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for balance sheet items and an average rate for the statement of income items. Translation adjustments are reflected as currency translation adjustments in Stockholders’ Equity and are included in accumulated other comprehensive income.

Revaluation of U. S. dollar denominated foreign loans into the appropriate local currency resulted in gains of $241,000 and $33,000 in 2003 and 2002, respectively, and a loss of $81,000 in 2001. Additionally, foreign currency exchange transaction gains and losses, most notably, gains of $504,000 and $172,000 in 2003 and 2002, respectively, related to an Australian dollar cash account, and a $508,000 loss in 2001 from the partial settlement of an Australian dollar denominated receivable are reported in Other Income, net.

  Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of recoverability and useful lives of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.

  Reclassifications

Certain prior year balances have been reclassified to conform with the 2003 presentation.

3. EXPANSION OF OPERATIONS:

United States

Georgia-Pacific Railroads: On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce & Princeton Railroad Company (F&P, collectively, the Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price.

In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the Railroads to provide rail transportation service to GP. One of the TSAs has been determined to be an intangible asset and approximately $27.1 million of the Railroad’s purchase price has been allocated to this asset. The TSA asset will be amortized on a straight-line basis over a 30 year life, which is the expected life of the plant being served, beginning January 1, 2004. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

Oregon Lease: On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and increased that region’s annual carloads and enhanced operations through more efficient routing of existing traffic. The Company is operating the rail line under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through December 31, 2003, no payments were required under this lease.

Utah Railway Company: On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

Emons: On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less assumed current liabilities ($4.5 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to

2003 FORM 10K Genesee & Wyoming Inc. 61

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

South Buffalo: On October 1, 2001, the Company acquired all of the issued and outstanding shares of common stock of South Buffalo Railway (South Buffalo) from Bethlehem Steel Corp. (Bethlehem) for $33.1 million in cash, including transaction costs and the assumption of certain liabilities of $5.6 million. The purchase price was allocated to current assets ($2.3 million), property and equipment ($17.6 million) and goodwill ($18.8 million), less current liabilities assumed ($2.4 million) and long-term liabilities assumed ($3.2 million). The purchase price was reduced by a $669,000 adjustment pursuant to the final determination of the net assets of South Buffalo on the sale date. This amount, together with another $728,000 related to pre-acquisition liabilities paid by the Company on Bethlehem’s behalf, was paid to the Company in December 2002. Although Bethlehem filed for voluntary protection under U.S. bankruptcy laws on October 5, 2001, these payments were funded from a $3.0 million escrow account held by an independent trustee to settle amounts due to the Company pursuant to the South Buffalo acquisition. As contemplated with the acquisition, the Company closed the former South Buffalo headquarters office in March 2002 and implemented a severance program which is included in the table below. The aggregate cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. The majority of these costs were paid in 2001.

The acquisition of South Buffalo triggered the right of The 1818 Fund III, L.P. (the Fund), a private equity fund managed by Brown Brothers Harriman & Co., to purchase an additional $5.0 million of the Company’s Series A Mandatorily Redeemable Convertible Preferred Stock (the Convertible Preferred), and the Fund exercised that right on December 11, 2001.

The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions including the number of employees and actual cash payments:

Schedule of Acquisition Restructuring Activity

	Years Ended December 31,

	2003	2002	2001

Number of Employees:
Number of planned terminations related to acquisitions during the period	13	39	26
Actual number of employees terminated	—	(39)	(26)

Ending number of employees to be terminated as of the end of the period	13	—	—

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions	1,002,000	1,382,000	876,000
Cash payments during the period	—	(1,382,000)	(876,000)

Balance at end of period	$1,002,000	$—	$—

For U.S. tax purposes, the Company has made elections under Internal Revenue Code Section 338 to treat the CIRR, ALM, F&P, URC, Emons and South Buffalo acquisitions each as a purchase of assets.

Australia

On December 16, 2000, the Company, through its 50%-owned subsidiary ARG, completed the acquisition of Westrail Freight from the government of Western Australia for approximately U.S. $334.4 million. To complete the acquisition, the Company contributed its formerly wholly-owned subsidiary, Australia Southern Railroad (ASR), to ARG along with the Company’s equity interest in Asia Pacific Transport Consortium (APTC) and $21.4 million of cash while Wesfarmers, the other 50% owner of ARG, contributed $64.2 million in cash, including $8.2 million which represents a long-term Australian dollar denominated non-interest bearing note to match a similar note due to the Company from ASR at the date of the transaction. ARG funded the remaining purchase price with proceeds from its Australian bank credit facility.

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

On April 20, 2001, APTC completed the arrangement of debt and equity capital to build, own and operate the Alice Springs to Darwin railway line in the Northern Territory of Australia. As previously arranged, upon APTC reaching financial closure, Wesfarmers contributed an additional $7.4 million into ARG and accordingly, the Company recorded an additional gain of $3.7 million related to the December, 2000 issuance of ASR stock to Wesfarmers. A related deferred income tax expense of $1.1 million was also recorded. ARG then paid a total of $7.4 million to its two shareholders, in equal amounts of $3.7 million, as partial payment

62 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of each shareholder’s Australian dollar denominated non-interest bearing note, which resulted in a $508,000 currency transaction loss for the Company.

The additional gain of $3.7 million relating to the formation of ARG represented an adjustment to the difference between the recorded balance of the Company’s previously wholly-owned investment in Australia, less investment amounts that the Company estimated would be reimbursed by ARG, and the value of those Australian operations when ARG was formed. In the fourth quarter of 2001, the Company, ARG and Wesfarmers reached agreement as to the level of acquisition-related costs to be reimbursed to both 50% owners. Accordingly, the Company recorded a $728,000 decrease to its previously recorded gain to reflect the lower than estimated reimbursed amount for acquisition-related costs.

The Company accounts for its 50% ownership in ARG under the equity method of accounting.

Canada

On April 15, 1999, the Company purchased the ownership interests of one of its joint venture partners in Canada, Rail-One Inc. (Rail-One) which had a 47.5% ownership interest in Genesee Rail-One Inc. (GRO), thereby increasing the Company’s ownership of GRO to 95%. Under the terms of the purchase agreement, among other things, the sellers of Rail-One were granted the right to purchase up to 270,000 shares of the Company’s Class A Common Stock at an exercise price of $2.56 per share if GRO had achieved certain financial performance targets in any annual period between 1999 and 2003. The Company has determined that GRO failed to achieve these financial performance targets in any of the required years.

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2003, 2002 and 2001, as if the GP Railroads, URC and Emons had been acquired as of January 1, 2002, and South Buffalo had been acquired as of January 1, 2001 (in thousands, except per share amounts):

	2003	2002	2001

Operating revenues	$262,428	$245,330	$187,688
Net income	30,424	29,218	21,008
Basic earnings per share	1.28	1.27	1.25
Diluted earnings per share	1.14	1.11	1.05

The unaudited pro forma operating results include the acquisitions of the GP Railroads, URC, Emons and South Buffalo adjusted, net of tax, for depreciation expense resulting from the step-up of the GP Railroads and South Buffalo property based on appraised values, depreciation expense reduction resulting from the allocation of negative goodwill to the asset values of URC and Emons, URC contractual intercompany management fees, and incremental interest expense related to borrowings used to fund the GP Railroads, URC, Emons and South Buffalo acquisitions. The unaudited pro forma operating results also include the issuance of $5.0 million of Convertible Preferred Stock triggered by the South Buffalo acquisition. In accordance with the Company’s adoption of the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, no amortization of the acquired goodwill is reflected in the unaudited pro forma operating results.

These results exclude the gain on sale of 50% of equity in Australian operations recorded in 2001.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

4. ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2003	2002	2001

Balance, beginning of year	$1,741	$1,001	$1,308
Provisions	878	716	468
Charges	(605)	(402)	(775)
Established in acquisitions	—	426	—

Balance, end of year	$2,014	$1,741	$1,001

2003 FORM 10K Genesee & Wyoming Inc. 63

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. PROPERTY AND EQUIPMENT:

Major classifications of property and equipment are as follows (in thousands):

	2003	2002

Property:
Land & Land Improvements	$23,931	$19,910
Buildings & Leasehold Improvements	16,278	14,054
Bridges/ Tunnels/ Culverts	39,647	32,254
Track Property	245,346	201,295

Total Road Property	325,202	267,513

Equipment:
Computer Equipment	4,171	3,833
Locomotives & Freight Cars	46,573	41,969
Vehicles & Mobile Equipment	13,200	10,673
Signals & Crossing Equipment	5,609	4,936
Other Equipment	7,390	8,255

Total Equipment	76,943	69,666

Total Property and Equipment	402,145	337,179

Less Accumulated Depreciation	(86,800)	(72,451)

Net Property and Equipment	$315,345	$264,728

6. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible assets and other assets are as follows (in thousands):

	December 31, 2003			December 31, 2002

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Assets	Amount	Amortization	Assets

INTANGIBLE ASSETS:

Amortizable intangible assets:
Chiapas-Mayab Operating License	$7,058	$999	$6,059	$7,629	$826	$6,803
Amended and Restated Service Assurance Agreement	10,566	216	10,350	10,566	—	10,566
Transportation Services Agreement	27,055	—	27,055	—	—	—

Non-amortizable intangible assets:
Track Access Agreements	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	80,570	1,213	79,357	54,086	826	53,260

OTHER ASSETS:
Deferred financing costs	6,607	1,841	4,766	6,355	590	5,765
Other assets	5,370	43	5,327	4,721	30	4,691

Total Other Assets	11,977	1,884	10,093	11,076	620	10,456

Total Intangible and Other Assets	$92,547	$3,097	$89,450	$65,162	$1,446	$63,716

The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. Amortization expense for the year ended December 31, 2003 was $150,000; estimated annual amortization for the next five years is $150,000 per year.

On July 23, 2003 as a result of a settlement agreement with Commonwealth Edison Company (See Note 16), the Company amended and restated the Service Assurance Agreement (SAA) and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on the Company’s estimate of the

64 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of the coal-fired electricity generation plant to which the Company provides service, which the Company estimates will be in service through 2027. Amortization expense for the ARSAA for the year ended December 31, 2003 was $216,000; estimated annual amortization for the next five years is $432,000 per year. In 2002, upon adoption of SFAS No. 142, the SAA was determined to have an indefinite useful life and therefore was not subject to amortization.

The Transportation Services Agreement, entered into in conjunction with the GP transaction (the TSA), is a 20-year agreement to provide exclusive rail transportation service to GP facilities. The Company believes that the customer’s facilities have a 30-year economic life and that the Company will continue to be the exclusive rail transportation service provider until the end of the plant’s useful life. Therefore, the TSA will be amortized on a straight-line basis over a 30-year life beginning January 1, 2004. Estimated annual amortization for the next five years is $902,000 per year.

The Track Access Agreements are perpetual trackage agreements assumed in the Company’s acquisition of Utah Railway Company. Under SFAS No. 142 these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.

Deferred financing costs are amortized over terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method. Amortization expense for the year ended December 31, 2003 was approximately $1.2 million; estimated annual amortization for the next four years, which is the remaining life of the asset, is $1.2 million per year.

Other assets primarily consist of executive split dollar life insurance, assets held for sale, a minority equity investment in an agricultural facility, and in 2002, notes receivable due from executives. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but that are owned by executive officers. The Company retains a collateral interest in the policies’ cash values and death benefits. Assets held for sale or future use primarily represent excess track and locomotives. Notes receivable due from Company executives, which bore interest at 5.69% and were due in annual installments were $486,000 as of December 31, 2002. These notes were repaid in 2003.

Goodwill for all acquisitions made prior to July 2001 was amortized on a straight-line basis over lives of 15-20 years through December 31, 2001, and in accordance with the adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Years Ended
	December 31,

	2003	2002

Goodwill:
Balance at beginning of period	$24,174	$24,144
Goodwill acquired during period	—	—
Amortization	—	—
Currency translation and other adjustments	348	30
Impairment losses	—	—

Balance at end of period	$24,522	$24,174

The Company’s adjusted net income and per share amounts are as follows:

	Years Ended December 31,

	2003	2002	2001

Reported net income	$28,719	$25,607	$19,084

Addback:
Goodwill amortization, net of tax	—	—	236
SAA amortization, net of tax	—	—	488

Adjusted net income	$28,719	$25,607	$19,808

2003 FORM 10K Genesee & Wyoming Inc. 65

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Reported basic earnings per share	$1.21	$1.11	$1.15

Addback:
Goodwill amortization, net of tax	—	—	0.01
SAA amortization, net of tax	—	—	0.03

Adjusted basic earnings per share	$1.21	$1.11	$1.19

	Years Ended December 31,

	2003	2002	2001

Reported diluted earnings per share	$1.07	$0.97	$0.98

Addback:
Goodwill amortization, net of tax	—	—	0.01
SAA amortization, net of tax	—	—	0.03

Adjusted diluted earnings per share	$1.07	$0.97	$1.02

7. EQUITY INVESTMENTS:

  Australian Railroad Group

The following condensed financial data of ARG is based on accounting principles generally accepted in the United States and converted into thousands of U.S. dollars based on the following Australian dollar to U.S. dollar exchange rates:

As of December 31, 2003	$.751
As of December 31, 2002	$.561
As of December 31, 2001	$.510
Average for the year ended December 31, 2003	$.662
Average for the year ended December 31, 2002	$.545
Average for the year ended December 31, 2001	$.518

AUSTRALIAN RAILROAD GROUP

STATEMENTS OF INCOME

(U.S. dollars, in thousands)

	For the Years Ended December 31,

	2003	2002	2001

Operating revenues	$249,571	$211,067	$188,490

Operating expenses	194,089	161,146	139,343
Restructuring costs	267	2,583	—
Bid costs	—	867	1,752

Total operating expenses	194,356	164,596	141,095

Income from operations	55,215	46,471	47,395
Interest expense	(33,877)	(24,859)	(22,505)
Other income, net	3,271	886	596

Income before income taxes	24,609	22,498	25,486
Provision for income taxes	3,866	5,524	8,584

Net income	$20,743	$16,974	$16,902

66 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AUSTRALIAN RAILROAD GROUP

BALANCE SHEETS

(U.S. dollars, in thousands)

	As of
	December 31,

	2003	2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,618	$5,882
Accounts receivable, net	47,764	30,315
Materials and supplies	10,033	7,985
Prepaid expenses and other	3,069	2,061

Total current assets	87,484	46,243

PROPERTY AND EQUIPMENT, net	478,808	402,286
DEFERRED INCOME TAX ASSETS	80,193	10,592
RESTRICTED CASH	—	53,380
OTHER ASSETS, net	5,476	4,224

Total assets	$651,961	$516,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$—	$133,263
Accounts payable	7,199	8,784
Accrued expenses	35,111	20,579
Current income tax liabilities	—	1,672

Total current liabilities	42,310	164,298

LONG-TERM DEBT, net of current portion	367,892	195,039
DEFERRED INCOME TAX LIABILITIES, net	14,271	2,498
OTHER LONG-TERM LIABILITIES	2,031	1,031
FAIR VALUE OF INTEREST RATE SWAPS	9,133	16,621
SUBORDINATED NOTES TO STOCKHOLDERS	11,562	8,642

Total non-current liabilities	404,889	223,831

REDEEMABLE PREFERRED STOCK OF THE STOCKHOLDERS	16,212	11,807

TOTAL STOCKHOLDERS’ EQUITY	188,550	116,789

Total liabilities and stockholders’ equity	$651,961	$516,725

2003 FORM 10K Genesee & Wyoming Inc. 67

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AUSTRALIAN RAILROAD GROUP

STATEMENTS OF CASH FLOWS

(U.S. dollars, in thousands)

	For the Years Ended
	December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,743	$16,974	$16,902
Adjustments to reconcile net income to net cash provided by operating activities-Depreciation and amortization	23,443	17,191	13,392
Deferred income taxes	11,283	3,665	7,252
Gain on disposition of property	(2,081)	(314)	(152)
Changes in assets and liabilities	(8,095)	(7,743)	4,004

Net cash provided by operating activities	45,293	29,773	41,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,774)	(28,423)	(54,358)
Proceeds from disposition of property and equipment	6,924	1,752	152
Transfer from (to) restricted funds on deposit	69,978	(46,957)	(6,351)

Net cash provided by (used in) investing activities	41,128	(73,628)	(60,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(430,385)	—	(16,360)
Borrowings on debt	360,493	38,990	20,452
Proceeds from issuance of shares	—	—	7,685
Repayment of subordinated loans	—	—	(7,685)
Refund of goods and services tax received from acquisition of Westrail Freight	—	—	16,457

Net cash (used in) provided by financing activities	(69,892)	38,990	20,549

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	4,207	839	(553)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,736	(4,026)	837
CASH AND CASH EQUIVALENTS, beginning of year	5,882	9,908	9,071

CASH AND CASH EQUIVALENTS, end of year	$26,618	$5,882	$9,908

  South America

The following condensed financial data for Empresa Ferroviaria Oriental, S.A. (Oriental) for the years ended December 31, 2003, 2002 and 2001 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). The Company has a 22.89% indirect ownership interest in Oriental which is located in eastern Bolivia.

	Years Ended December 31,

	2003	2002	2001

Operating revenues	$27,130	$30,658	$27,440
Net income	5,175	7,239	5,979
68 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed balance sheet information for Oriental as of December 31, 2003 and 2002:

	2003	2002

Current assets	$14,374	$15,153
Non-current assets	55,237	54,537

Total assets	$69,611	$69,690

Current liabilities	$5,617	$5,823
Non-current liabilities	4,702	3,853
Senior debt	1,568	1,350
Stockholders’ equity	57,724	58,664

Total liabilities and stockholders’ equity	$69,611	$69,690

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of costs from the intermediate unconsolidated affiliates for the years ended December 31, 2003, 2002 and 2001 were $828,100, $678,625 and $954,647, respectively.

As noted previously, the Company holds its equity interest in Oriental through a number of intermediate holding companies, and the Company accounts for its interest in Oriental under the equity method of accounting. The Company indirectly holds a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and the Company holds its remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien over GWC’s indirect equity interest in Oriental.

This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and the Company has chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver from the creditors which expired on January 31, 2004. Negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt or (ii) exercise their rights pursuant to the lien.

If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would record a $232,000 write-off, the basis of its investment in Oriental held through GWC. Because the $12.0 million of debt is serviced by income received by GWC from Oriental, the Company’s loss of the 12.52% equity interest in Oriental would not have a material adverse impact on the Company’s future equity income. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental, because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. The Company plans to continue providing management resources to Oriental and generates substantially all of its equity income through the 10.37% ownership interest.

Oriental has no obligations associated with the $12.0 million of debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

The Company’s retained earnings at December 31, 2003 and 2002 include $34.2 million and $24.0 million, respectively, of combined ARG and South America undistributed earnings.

8. LEASES:

The Company has entered into several leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2003, 2002 and 2001 was approximately $9.5 million, $9.2 million and $8.1 million, respectively. Additionally, the Company leases certain real property which resulted in lease expense for the years ended December 31, 2003, 2002 and 2001 of approximately $1.6 million, $1.5 million, and $1.2 million, respectively.

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

The Company anticipates renewing the above-mentioned lease at all available lease renewal dates. If the Company chooses not to renew this and certain other leases, it would be obligated to return the rolling stock and pay aggregate fees of up to

2003 FORM 10K Genesee & Wyoming Inc. 69

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $8.2 million. Under certain of these leases, in lieu of this payment the Company has the option to purchase the underlying rolling stock for a maximum aggregate price of approximately $22.1 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

The following is a summary of future minimum lease payments (without consideration of $4.0 million of amortizing deferred gains from sale/leasebacks) under noncancelable leases and expected automatic renewals (in thousands):

		Automatic
	Noncancelable	Renewals	Totals

2004	$7,794	$4,430	$12,224
2005	5,670	4,430	10,100
2006	3,201	4,430	7,631
2007	2,239	4,430	6,669
2008	1,700	1,595	3,295
Thereafter	2,415	691	3,106

Total minimum payments	$23,019	$20,006	$43,025

The Company is party to certain lease agreements with Class I carriers to operate over various rail lines in North America. Under the leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2003, no payments were required under these lease arrangements.

9. LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

	2003	2002

Credit facilities with variable interest rates (weighted average of 3.27% and 3.81% before impact of interest rate swaps at December 31, 2003 and 2002, respectively)	$132,417	$94,831
Limited recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (4.68% and 5.33% before impact of interest rate swaps at December 31, 2003 and 2002, respectively)	23,163	27,500
Other debt with interest rates up to 5.33% and maturing at various dates between 2004 and 2006	2,442	3,086

	158,022	125,417
Less — Current portion	6,589	6,116

Long-term debt, less current portion	$151,433	$119,301

  Credit Facilities

On October 31, 2002, the Company amended and restated its senior secured credit facilities thereby increasing the facilities to $250.0 million. The facilities are composed of a $223.0 million revolving loan and a US$27.0 million Canadian term loan, each maturing in 2007. The Canadian term loan is funded in Canadian dollars and principal and interest payments on the term loan are made in Canadian dollars. Under the terms of the financing, the Company may expand the size of the facilities to $350.0 million if certain criteria are met in the future. A portion of the new $250.0 million facilities were used to refinance approximately $100.0 million of existing debt at the Company’s U.S. and Canadian subsidiaries. The remaining $150.0 million ($113.4 million at December 31, 2003) of unused borrowing capacity is available for general corporate purposes including acquisitions. In conjunction with the refinancing, the Company recorded a non-cash after tax write off of $375,000 related to unamortized deferred financing costs of the refinanced debt.

The Canadian term loan is due in quarterly installments which began March 31, 2003, and matures, along with the revolving credit facilities, on October 31, 2007. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 1.75 to 2.5 percentage points depending upon the ratio of the Company’s funded debt to Earnings Before Interest, Taxes, Depreciation, Amortization and Operating Leases (EBITDAR), as defined in the credit agreement. Interest is payable in arrears based on certain elections of the Company, not to exceed three months outstanding. The Company pays a commitment fee on all unused portions of the revolving credit facility which varies between 0.375% and 0.500% per annum depending on the Company’s funded debt to EBITDAR ratio. The credit agreement requires mandatory prepayments from the issuance of new equity or debt and from the proceeds of asset sales that are not reinvested in capital assets in certain periods of time, as defined in the agreement. The credit facilities are collateralized by essentially all of the Company’s assets in the United States and Canada. The credit agreement requires the maintenance of certain covenant ratios or amounts, including, but not limited to, funded debt to EBITDAR, interest coverage, minimum net worth, and maximum capital expenditures, all as defined in

70 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2003.

  Limited Recourse Promissory Notes

On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable (Notes) totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the Notes have an eight year term with principal payments of $1.4 million due semi-annually beginning March 15, 2003, through the maturity date of September 15, 2008. The third Note has a nine year term with principal payments of $750,000 due semi-annually beginning March 15, 2003, with a maturity date of September 15, 2009. The Notes are secured by essentially all the assets of Servicios and its subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM), and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes (“Physical Completion”), consisting of several obligations related to capital investments, operating performance and management systems and controls. In addition, the Company is obligated to provide $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project (“Financial Completion”), consisting of several financial performance thresholds. At present, FCCM has yet to achieve Physical Completion or Financial Completion. Based on current circumstances, it is reasonably likely that the Company will have to fund a portion of its funding obligation in order to meet the future principal repayment obligations of the Notes. The Notes contain certain financial covenants which Servicios is in compliance with as of December 31, 2003.

  Schedule of Future Payments

The following is a summary of the maturities of long-term debt as of December 31, 2003 (in thousands):

2004	$6,589
2005	6,361
2006	6,345
2007	131,994
2008	4,432
Thereafter	2,301

$158,022

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

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in prepaid expenses and other assets, net, accrued expenses or other long-term

2003 FORM 10K Genesee & Wyoming Inc. 71

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument are recognized in earnings during the period it no longer qualifies as a hedge. Summarized below are the specific accounting policies by market risk category.

  Interest Rate Risk

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. The effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item. During 2003, 2002 and 2001, the Company determined there was no ineffectiveness.

During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At December 31, 2003 and 2002, the notional amount under these agreements was $60.6 million and $50.6 million, respectively and the fair value of these interest rate swaps was a negative $2.2 million and $2.3 million, respectively.

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

During 2003, 2002 and 2001, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The options expire in 2004, and give the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.91 Mexican Pesos to the U.S. Dollar and 12.61 Mexican Pesos to the U.S. Dollar. At December 31, 2003 and 2002, the notional amount under exchange rate options was $5.3 million and $6.4 million, respectively. The Company paid up-front premiums for certain of these options in 2003 and 2002 totaling $115,000 and $140,000, respectively. At December 31, 2003 and 2002, the fair value of these exchange rate currency options was $17,000 and $127,000, respectively.

11. CLASS A COMMON STOCK:

In November 2001, the Company completed a universal shelf registration of up to $200 million of various debt and equity securities. The form and terms of such securities shall be determined when and if these securities are issued. On December 21, 2001, as an initial draw on the shelf registration, the Company sold 5.9 million shares of Class A Common Stock in a public offering at a price of $12.33 per share for net proceeds of $66.5 million. The proceeds were used to pay revolving debt under the Company’s primary credit agreement and for general corporate purposes.

Additionally, certain stockholders (after exercising options and converting shares of Class B Common Stock into 96,962 shares of Class A Common Stock) sold 675,000 shares in this offering. While the Company paid all issuance costs (except for the related underwriter’s fee), the Company did not receive any proceeds from the sale of stockholder shares.

12. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In December 2000, to fund its cash investment in ARG, the Company completed a private placement of its Series A Mandatorily Redeemable Convertible Preferred Stock (the Convertible Preferred), with The 1818 Fund III, LP, a private equity partnership managed by Brown Brothers Harriman & Co. (the Fund). The Company exercised its option to fund $20.0 million of a possible $25.0 million in gross proceeds from the Convertible Preferred. The Fund also received an option to invest an additional $5.0 million in the Company provided that the Company completed future acquisitions with an aggregate purchase price greater than $25.0 million. In December 2001, upon final approval by the Surface Transportation Board of the Company’s acquisition of South Buffalo Railway, The Fund exercised its option and purchased an additional $5.0 million of the Convertible Preferred. Dividends on the Convertible Preferred are cumulative and payable in cash quarterly in arrears in an annual amount equal to 4% of the issue price. Each share of the Convertible Preferred is convertible at any time into shares of Class A Common Stock of the Company at a conversion price of $6.815 per share of Class A Common Stock (3,668,478 shares of Common Stock). The

72 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred is callable by the Company after December 12, 2004, and is mandatorily redeemable on December 12, 2008. At December 31, 2003, no shares of Convertible Preferred have been converted into shares of Class A Common Stock. Issuance fees are being amortized as additional dividends over the Convertible Preferred’s eight year life. At any time after December 12, 2001, upon conversion of the Convertible Preferred into Class A Common Stock, the Fund may require the Company to register such common stock with the SEC for sale pursuant to a registration rights agreement.

13. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act. On January 31, 2002, the Company froze the defined benefit plan for employees of one of the subsidiaries. Effective that date, new employees will not be eligible to participate in such plan, and future earnings for current participants will not be eligible in the computation of benefits for those participants.

The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries and certain nonunion employees who have reached the age of 55 with 30 or more years of service. As of December 31, 2003, there were 109 current or retired employees eligible for these health care and life insurance benefits. Forty of the employees currently participate and the remaining sixty-nine employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plans on a pay-as-you-go basis.

The Company is currently evaluating any effects the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) may have on its postretirement plan and its Consolidated Financial Statements. Accordingly, all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost presented herein do not reflect the potentially positive effects of the Act on the Company’s postretirement benefit plans.

On December 23, 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.

The company adopted the new disclosure requirements at December 31, 2003.

The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (in thousands):

			Other
			Retirement
	Pension		Benefits

	2003	2002	2003	2002

Change in benefit obligations:
Benefit obligation at beginning of year	$3,067	$1,513	$3,483	$2,984
Adjustment for plan assumed in acquisition	—	1,351	—	—
Service cost	180	169	100	83
Interest cost	188	210	278	229
Actuarial (gain) loss	217	255	874	327
Adjustment due to curtailment	—	(415)	—	—
Benefits paid	(89)	(16)	(170)	(140)

Benefit obligation at end of year	$3,563	$3,067	$4,565	$3,483

Change in plan assets:
Fair value of assets at beginning of year	$953	$1,142	$—	$—
Actual return (loss) on plan assets	214	(173)	—	—
Employer contributions	341	—	170	139
Benefits paid	(89)	(16)	(170)	(139)

Fair value of assets at end of year	$1,419	$953	$—	$—

2003 FORM 10K Genesee & Wyoming Inc. 73

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Retirement
	Pension		Benefits

	2003	2002	2003	2002

Reconciliation of Funded Status:
Funded status	$(2,144)	$(2,114)	$(4,565)	$(3,483)
Unrecognized transition liability	1,065	1,208	—	—
Unrecognized net actuarial (gain) loss	635	559	1,164	309

Net amount recognized	$(444)	$(347)	$(3,401)	$(3,174)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(1,390)	(1,842)	(3,401)
Accumulated other comprehensive income	946	1,495	—	—

Net amount recognized	$(444)	$(347)	$(3,401)	$(3,174)

	Pension

Information for pension plans with an	2003	2002
accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$3,563	$3,067
Accumulated benefit obligation	2,809	2,795
Fair value of plan assets	$1,419	$953

Additional Information
Increase in minimum liability included in other comprehensive income	$549	($1,495)

				Other
				Retirement
	Pension			Benefits

	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$180	$169	$155	$100	$83	$104
Interest cost	191	210	91	278	229	210
Expected return on plan assets	(90)	(122)	(96)	—	—	—
Amortization of transition liability	143	143	—	—	—	—
Amortization of prior service cost	—	23	23	—	—	—
Amortization of (gain) loss	14	—	(12)	19	—	—

Net periodic benefit cost	$438	$423	$161	$397	$312	$314

Weighted-average assumptions used to determine benefit obligations for December 31
Discount rate	6.0%	6.75%	7.25%	6.0%	6.75%	7.5%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for December 31
Discount rate	6.75%	7.25%	7.75%	6.75%	7.5%	7.5%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

For measurement purposes, a weighted average 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and thereafter. The Company uses a December 31 measurement date for its plans.

74 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

Assumed health care cost trend rates
Health care cost trend rate assumed next year	11.5%	11.5%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2009

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

	1-Percentage	1-Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost	$48,017	$(41,520)
Effect on postretirement benefit obligation	$558,233	$(481,135)

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets
	at December 31,

Asset Category	2003	2002

Equity Securities	60.68%	55.07%
Debt Securities	33.19%	40.48%
Other	6.13%	4.45%

Total	100.00%	100.00%

Cash Flows Contributions

The Company expects to contribute $216,701 to its pension plan in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other
		Retirement
	Pension	Benefits

2004	$22	$154
2005	29	154
2006	40	151
2007	48	160
2008	91	188
Years 2009-2013	836	1,034

The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds, including published indices. The discount rate determined on that basis decreased from 6.75% for 2002 to 6.00% for 2003. This 75 basis point decline in the discount rate resulted in an immaterial increase in the Company’s U.S. pension plan obligations.

For 2003, the Company assumed a long-term asset rate of return of 8.5%. The Company will also utilize an 8.5% long-term asset rate of return assumption in 2004. In developing the 8.5% expected long-term rate of return assumption, the Company reviewed the asset class return expectations and long-term inflation assumptions. The 8.5% long-term asset return assumption for 2004 is based on an asset allocation assumption of 50%-75% with U.S. and international equity securities, 25%-45% with debt securities, and 0%-7% with other securities (primarily cash equivalents). The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and may periodically

2003 FORM 10K Genesee & Wyoming Inc. 75

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rebalance the pension plans’ investments to its targeted allocation when deemed appropriate. At December 31, 2003, the Company’s actual asset allocation was consistent with its asset allocation assumption.

  Employee Bonus Programs

The Company has performance-based bonus programs which include a majority of non-union employees. Total compensation of approximately $2.5 million, $2.1 million and $2.1 million was awarded under the various bonus plans in 2003, 2002 and 2001, respectively.

  401(k) Plans and Profit Sharing

The Company has two 401(k) plans which qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Under one of these plans, the Company matches participants’ contributions up to 1.5% of the participants’ salary. Under the second plan, the Company matches participants’ contributions up to 5.0% of the participants’ salary. The Company’s contributions to all plans in 2003, 2002 and 2001 were approximately $386,000, $369,000 and $307,000, respectively.

As required by provisions within the Mexican Constitution and Mexican Labor Laws, the Company’s subsidiary, FCCM, provides a statutory profit sharing benefit to its employees. In accordance with these laws, FCCM is required to pay to its employees a 10% share of its profits within 60 days of filing corporate income tax returns. The profit sharing basis is computed under a section of the Mexican Income Tax Law which, in general terms, differs from the income tax basis by excluding the inflation adjustments on depreciation, amortization, receivables and payables. Provisions for statutory profit sharing expense were $477,000, $388,000 and $298,000 for 2003, 2002 and 2001, respectively.

Additionally, the Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,160 per year. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 2% of gross salary. Company contributions were approximately $161,000, $122,000 and $80,000 for the years 2003, 2002 and 2001 respectively.

  Postemployment Benefits

The Company does not provide any other significant postemployment benefits to its employees.

14. INCOME TAXES:

The components of income before income taxes and equity earnings are as follows (in thousands):

	2003	2002	2001

United States	$23,054	$20,369	$7,615
Foreign (U.S.$)	5,591	4,225	8,772

	$28,645	$24,594	$16,387

The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of the foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2003 is $45.9 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes that could be payable if a distribution of earnings were to occur.

76 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows (in thousands):

	2003	2002	2001

United States:
Current —
Federal	$154	$643	$681
State	27	226	85
Deferred	8,976	7,191	2,228

	9,157	8,060	2,994

Foreign (U.S.$):
Current	626	1,388	1,236
Deferred	784	(687)	1,936

	1,410	701	3,172

Total	$10,567	$8,761	$6,166

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2003	2002	2001

Tax provision at statutory rate	34.0%	34.0%	34.0%
Effect of foreign operations	(1.7%)	(3.0%)	3.2%
State income taxes, net of federal income tax benefit	3.3%	3.9%	1.9%
Change in valuation allowance	(0.0%)	(0.0%)	(2.0%)
Other, net	1.3%	0.7%	0.5%

Effective income tax rate	36.9%	35.6%	37.6%

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. The components of net deferred income taxes are as follows (in thousands):

	2003	2002

Deferred tax benefits —
Accruals and reserves not deducted for tax purposes until paid	$3,010	$2,184
Alternative minimum tax credits	0	270
Net operating losses	6,691	7,432
Interest rate swaps	715	641
Postretirement benefits	860	345

	11,276	10,872
Deferred tax obligations —
Property and investment basis differences	(49,801)	(39,541)
Other	(54)	(83)
Valuation allowance	(251)	(450)

Net deferred tax obligations	$(38,830)	$(29,202)

In the accompanying consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carryforwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

The Company had net operating loss carry-forwards from its Mexican operations in 2003 and 2002 of $19.8 million and $21.2 million, respectively. The Mexican losses, for income tax purposes, relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-

2003 FORM 10K Genesee & Wyoming Inc. 77

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forwards will expire between 2009 and 2013. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2003 and 2002 of $0.8 million and $1.1 million, respectively. The Canadian losses represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire in 2004.

A significant portion of the deferred tax benefits relate to the Mexican net operating loss carryforwards. The Company believes that a valuation allowance need not be recorded since its Mexican business will generate sufficient taxable income to utilize all of the deferred tax assets. The Company’s Mexican railroad operations are currently profitable and at current levels will generate sufficient taxable income to utilize the net operating loss carry-forwards attributable to the FCCM business prior to the date of expiration. In addition, Management believes that a restructuring of the Mexican business will enable the Company to use the future taxable income to offset any remaining net operating losses prior to the date of expiration.

As of December 31, 2003 and 2002, the deferred tax asset attributable to the Canadian net operating loss carry-forward had been fully offset by a valuation allowance of $251,000 and $450,000, respectively. In 2003, the valuation allowance decreased approximately $199,000 due to a review by the tax authorities and the subsequent agreement on utilization of some of the losses. Management does not anticipate that the Company will generate sufficient future taxable income, in amount or character, to utilize the remaining losses prior to expiration. The valuation allowance was established in the acquisition of GRO, and accordingly, if reversed will result in a decrease to goodwill.

15. GRANTS FROM GOVERNMENTAL AGENCIES:

The Company periodically receives grants from federal, state and local agencies in the U.S. and provinces in Canada in which it operates for rehabilitation or construction of track. These grants typically reimburse the Company for 75% to 100% of the total cost of specific projects. Under such grant programs, the Company received $2.0 million, $8.8 million and $4.0 million in 2003, 2002 and 2001, respectively.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2003, 2002 and 2001, the Company recorded offsets to depreciation expense from grant amortization of $2.1 million, $1.8 million and $1.4 million, respectively.

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

On August 6, 1998, a lawsuit was commenced against the Company and its subsidiary, Illinois & Midland Railroad, Inc. (IMRR), by Commonwealth Edison Company (ComEd) in the Circuit Court of Cook County, Illinois and the Company countersued alleging a breach of the IMRR’s perpetual railroad exclusivity included in a Service Assurance Agreement (SAA) between the IMRR and Com Ed. On July 23, 2003 the parties to the lawsuit entered into a settlement agreement. Under the terms of the settlement agreement, both parties’ appeals were dismissed and the parties amended and restated the Service Assurance Agreement (the ARSAA) (See Note 6). Due to the specified term contained in the ARSAA rather than a perpetual term which existed in the SAA, the Company began amortizing the ARSAA in July 2003. The Company has concluded that there is a high probability that the IMRR’s customer relationship with the power plant will continue beyond the current term of the ARSAA, and the Company has based its estimate of the useful life of the ARSAA asset on its estimate of the useful life of the coal-fired electricity generation plant, which the Company estimates will be in service through 2027. As a result of this settlement agreement, the Company recorded a non-cash after-tax charge to net income of $442,000 in the third quarter of 2003. Future annual amortization related to the ARSAA is $431,000 pre-tax.

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

78 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued under these plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

	2003	2002	2001

Net Income: As reported	$28,719	$25,607	$19,084
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,380)	(980)	(777)

Pro Forma	27,339	24,627	18,307
Basic EPS: As reported	$1.21	$1.11	$1.15
Pro Forma	1.15	1.07	1.10
Diluted EPS: As reported	$1.07	$0.97	$0.98
Pro Forma	1.02	0.94	0.95

The Company has reserved 4,972,500 Class A shares for option grants under the Stock Option Plans. The Compensation and Stock Option Committee of the Company’s Board of Directors has discretion to determine employee grantees, dates and amounts of grants, vesting and expiration dates. Some awards under the director’s plan are automatic upon becoming a director and/or the first and second anniversaries of being a director, and the Board of Directors may make other awards under this plan. Under both Plans, the exercise price must equal at least 100% of the stock’s market price on the date of grant and must be exercised within five years, or ten years for directors, from the date of grant. The following is a summary of stock option activity for years ended:

	December 31,

	2003		2002		2001

		Wtd. Ave.		Wtd. Ave.		Wtd. Ave.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,890,246	$7.75	1,934,739	$5.55	2,580,078	$5.15
Granted	495,195	14.86	498,825	14.22	509,966	7.63
Exercised	(549,639)	5.02	(523,530)	5.80	(1,112,142)	5.59
Forfeited	(47,346)	9.72	(19,788)	6.97	(43,163)	4.85

Outstanding at end of year	1,788,456	10.51	1,890,246	7.75	1,934,739	5.55

Exercisable at end of year	600,420	6.88	702,306	4.97	700,466	5.18

Weighted average fair value of options granted		8.17		8.02		4.19

The following table summarizes information about stock options outstanding at December 31, 2003:

		Options Outstanding			Options Exercisable

			Weighted Average	Weighted		Weighted
		Number of	Remaining	Average	Number of	Average
Exercise Price		Options	Contractual Life	Exercise Price	Options	Exercise Price

$2.15	- $ 4.30	161,691	1.0 Years	$3.04	144,816	$2.97
4.31	- 6.45	278,229	1.7 years	4.69	189,492	4.73
6.46	- 8.60	327,140	2.4 years	7.15	124,328	7.17
8.61	- 10.75	43,875	2.7 years	9.85	21,938	9.85
10.76	- 12.90	3,375	7.6 years	11.78	2,250	11.78
12.91	- 15.05	953,678	4.1 years	15.53	117,596	14.22
15.06	- 17.20	20,468	5.8 years	15.89	—	—

2.15	- 17.20	1,788,456	3.1 Years	10.51	600,420	6.88

2003 FORM 10K Genesee & Wyoming Inc. 79

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rate	3.35%	4.46%	4.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	5.00	5.00	4.91
Expected volatility	60.01%	61.51%	58.11%

In addition to the Stock Option Plans, the Company has reserved 843,750 shares of Class A common stock it may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP). At December 31, 2003, 2002 and 2001, 44,875 shares, 40,841 shares, and 37,803 shares, respectively, had been purchased under this plan. On May 29, 2003, the Company amended and restated the ESPP so that the Company may sell its reserved shares of Class A common stock to its full-time employees at 90% of the stock’s market price at date of purchase. Prior to amendment and restatement of the ESPP, the Company sold shares at 100% of the stock’s market price at date of purchase. In accordance with Internal Revenue Code, no compensation cost exists for this plan.

18. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company historically reported two similar business segments: North American Railroad Operations, which includes operating short line and regional railroads, and Industrial Switching, which included providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. Effective January 1, 2003, the Company has changed its reporting to reflect one reportable business segment: North American Operations. This reporting change follows a change in internal structure wherein the Chief Operating Decision Maker now views Industrial Switching as part of a significant operating region comprised of multiple railroad operations. The Company has various operating regions which represent its various railroad lines. However, each line has similar characteristics so they have been aggregated into one segment.

	Geographic Area Data

	For the Years Ended

	2003	Percent	2002	Percent	2001	Percent
Operating Revenues:
United States	$175,650	71.7%	148,570	70.9%	$115,171	66.4%
Canada	37,538	15.3%	32,150	15.3%	29,546	17.0%
Mexico	31,639	13.0%	28,820	13.8%	28,859	16.6%

Total operating revenues	$244,827	100%	$209,540	100%	$173,576	100%

	As of December 31,

	2003	Percent	2002	Percent
Long-lived assets located in:
United States	$453,089	82.8%	$348,989	80.4%
Canada	55,746	10.2%	45,706	10.5%
Mexico	38,146	7.0%	39,210	9.1%

Total long-lived assets	$546,981	100%	$433,905	100%

80 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. QUARTERLY FINANCIAL DATA (Unaudited):

Quarterly Results

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(in thousands, except per share data)
2003
Operating revenues	$58,862	$62,937	$61,499	$61,529
Income from continuing operations	7,987	10,862	9,205	8,251
Net income	5,534	7,695	7,618	7,871
Diluted earnings per share	0.21	0.29	0.29	0.29
2002
Operating revenues	$48,297	$52,075	$53,001	$56,167
Income from continuing operations	6,540	8,364	7,322	9,781
Net income	5,388	7,435	7,025	5,759
Diluted earnings per share	0.21	0.28	0.27	0.22

The fourth quarter of 2002 includes a $2.8 million pre-tax gain on the sale of rail assets and a $375,000 non-cash after-tax charge for unamortized finance fees resulting from the early extinguishment of debt.

20. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Net income	$28,719	$25,607	$19,084

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,498	2,514	708
Transition adjustment related to change in accounting for derivative instruments and hedging activities, net of benefit of $153	—	—	(255)
Net change in unrealized losses on qualifying cash flow hedges, net of tax provision (benefit) of $25, ($406) and ($286), respectively	43	(732)	(475)
Net change in unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax provision (benefit) of $1,124 and ($2,493) respectively	2,623	(5,818)	—
Minimum pension liability adjustment, net of benefit of $42 and $306 respectively	(72)	(552)	—

Comprehensive income	$54,811	$21,019	$19,062

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of December 31, 2003 and 2002 (in thousands):

	2003	2002

Net foreign currency translation adjustments	$21,839	$(1,660)
Net unrealized minimum pension liability adjustment, net of benefit of $378 and $306 respectively	(624)	(552)
Net unrealized losses on qualifying cash flow hedges, net of benefit of $1,921 and $3,045, respectively	(4,616)	(7,281)

Accumulated other comprehensive loss, net of benefit of $2,299 and $3,351, respectively	$16,599	$(9,493)

2003 FORM 10K Genesee & Wyoming Inc. 81

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

FASB 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

Under SFAS No. 145, FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements are rescinded. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was issued in April 2002 and the provisions of this Statement related to the rescission of Statement 4 shall be effective for the fiscal years beginning after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002 with early adoption permitted. The most significant change related to the reporting of losses associated with the write-off of deferred financing costs which are currently reported as extraordinary. The Company adopted this statement and adjusted the Company’s financial statements.

FASB 146 — “Accounting for Costs Associated with Exit or Disposal Activities”

Under SFAS No. 146, costs associated with exit or disposal activities are required to be recorded at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. Liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable pre-existing guidance. SFAS No. 146 was issued in June 2002 and is effective for fiscal years beginning January 1, 2003 (with earlier application encouraged). The Company adopted this statement and it had no impact on the Company’s financial statements.

FASB 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (4) amends certain other existing pronouncements. These changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company adopted this statement and it had no impact on the Company’s financial statements.

FASB 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”

This Statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted this statement and it had no impact on the Company’s financial statements.

Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others

In November 2002, the FASB issued Interpretation No. 45, (FIN) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which address the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company did not enter into such transactions. Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

82 Genesee & Wyoming Inc. 2003 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first reporting period after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In December 2003, the Financial Accounting Standards Board, issued revisions to FASB Interpretation 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however with no effective date later than the Company’s first quarter of 2004. The Company does not believe that adoption of this statement will have a material effect on its consolidated financial statements.

22. SUBSEQUENT EVENT:

On February 11, 2004, the Company announced a three-for-two common stock split in the form of 50% stock dividends to be distributed on March 15, 2004 to stockholders of record as of February 27, 2004. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

2003 FORM 10K Genesee & Wyoming Inc. 83

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Australian Railroad Group Pty Ltd

We have audited the accompanying consolidated balance sheets of Australian Railroad Group Pty Ltd and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the three years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Railroad Group Pty Ltd and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

Ernst & Young

Perth, Western Australia

February 6, 2004
84 Genesee & Wyoming Inc. 2003 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2003 and 2002

	2003	2002

	$000 USD
ASSETS
Current assets
Cash and cash equivalents	$26,618	$5,882
Accounts receivable, net	47,764	30,315
Materials and supplies, net	10,033	7,985
Prepaid expenses and other	3,069	2,061

Total current assets	87,484	46,243

INVESTMENTS	2,743	—
PROPERTY AND EQUIPMENT, net	478,808	402,286
RESTRICTED CASH	—	53,380
DEFERRED INCOME TAX ASSETS	80,193	10,592
OTHER ASSETS, net	2,733	4,224

Total assets	$651,961	$516,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Interest bearing liabilities	$—	$133,263
Accounts payable	7,199	8,784
Accrued expenses	30,177	16,418
Provision for employee entitlements	4,934	4,161
Current income tax liabilities	—	1,672
Deferred income tax liabilities	2,536	71

Total current liabilities	44,846	164,369

LONG-TERM DEBT	367,892	195,039
OTHER LONG-TERM LIABILITIES	2,031	1,031
DEFERRED INCOME TAX LIABILITIES	11,735	2,427
FAIR VALUE OF INTEREST RATE SWAPS	9,133	16,621
SUBORDINATED STOCKHOLDERS’ LOANS	11,562	8,642
COMMITMENTS AND CONTINGENCIES

Total non-current liabilities	402,353	223,760

REDEEMABLE PREFERRED STOCK OF THE STOCKHOLDERS	16,212	11,807

STOCKHOLDERS’ EQUITY
Common stock, no par value, 92,000,002 issued and outstanding at December 31, 2003 and 2002	79,029	79,029
Retained earnings	65,401	44,658
Accumulated other comprehensive income	44,120	(6,898)

Total stockholders’ equity	188,550	116,789

Total liabilities and stockholders’ equity	$651,961	$516,725

The accompanying notes are an integral part of these financial statements

2003 FORM 10K Genesee & Wyoming Inc. 85

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001

	$000 USD
OPERATING REVENUES	$249,571	$211,067	$188,490
OPERATING EXPENSES
Transportation	76,747	63,746	60,328
Maintenance of ways and structures	35,514	27,680	23,622
Maintenance of equipment	26,057	23,187	20,301
General and administrative	34,676	32,239	21,852
Net gain on sale of assets	(2,081)	(1,647)	(152)
Asset impairment write down	—	1,333	—
Depreciation and amortization	23,443	17,191	13,392
Write-off of unsuccessful bid costs	—	867	1,752

Total operating expenses	194,356	164,596	141,095

INCOME FROM OPERATIONS	55,215	46,471	47,395
INTEREST INCOME	3,271	886	596
INTEREST EXPENSE	(33,877)	(24,859)	(22,505)

Income before Income Taxes	24,609	22,498	25,486
Provision for income taxes	(3,866)	(5,524)	(8,584)

Net Income	$20,743	$16,974	$16,902

The accompanying notes are an integral part of these financial statements.

86 Genesee & Wyoming Inc. 2003 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

			Accumulated
			Other	Total
	Common	Retained	Comprehensive	Stockholders’
	Stock	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2000	$71,344	$10,782	$2,234	$84,360

Comprehensive income (loss), net of tax:
Net income	—	16,902	—	16,902
Currency translation adjustment	—	—	(9,974)	(9,974)
Transition adjustment related to the change in accounting for derivative instruments	—	—	(3,587)	(3,587)
Impact of cash flow hedges on other comprehensive income	—	—	(5,622)	(5,622)
Fair market value adjustments of cash flow hedges	—	—	2,442	2,442

Comprehensive income				161
Issuance of 18,000,000 shares of common stock	7,685	—	—	7,685

BALANCE, December 31, 2001	$79,029	$27,684	$(14,507)	$92,206

Comprehensive income (loss), net of tax:
Net income	—	16,974	—	16,974
Currency translation adjustment	—	—	12,477	12,477
Impact of cash flow hedges on other comprehensive income	—	—	(8,472)	(8,472)
Fair market value adjustments of cash flow hedges	—	—	3,604	3,604

Comprehensive income	—	—	—	24,583

BALANCE, December 31, 2002	$79,029	$44,658	$(6,898)	$116,789

Comprehensive income (loss), net of tax:
Net income	—	20,743	—	20,743
Currency translation adjustment	—	—	45,776	45,776
Impact of cash flow hedges on other comprehensive income	—	—	10,139	10,139
Fair market value adjustments of cash flow hedges	—	—	(4,897)	(4,897)

Comprehensive income	—	—	—	71,761

BALANCE, December 31, 2003	$79,029	$65,401	$44,120	$188,550

The accompanying notes are an integral part of these financial statements.

2003 FORM 10K Genesee & Wyoming Inc. 87

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001

	$000 USD
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,743	$16,974	$16,902

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,914	13,769	10,139
Amortization	4,529	3,422	3,253
Gain on sale of assets	(2,081)	(1,647)	(152)
Asset impairment write down	—	1,333	—
Deferred income taxes	11,283	3,665	7,252
Amortization and write off of deferred finance charges	4,953	2,155	1,860
Changes in assets and liabilities Accounts receivable, prepaid expenses and other	(9,008)	(379)	(14,164)
Materials and supplies	573	1,203	(197)
Accounts payable, provisions, accrued expenses and other	(4,613)	(10,722)	16,505

Net cash provided by operating activities	45,293	29,773	41,398

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(35,774)	(28,423)	(54,358)
Proceeds from sale of property and equipment	6,924	1,752	152
Transfer from (to) restricted cash	69,978	(46,957)	(6,351)

Net cash provided by (used in) investing activities	41,128	(73,628)	(60,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of shares	—	—	7,685
Repayment of subordinated stockholders’ loans	—	—	(7,685)
Refund of goods and services tax	—	—	16,457
Proceeds from debt	360,493	38,990	20,452
Repayments of debt	(430,385)	—	(16,360)

Net cash (used in) provided by financing activities	(69,892)	38,990	20,549

Effect of exchange rate changes on cash and cash	4,207	839	(553)
equivalents

Increase (Decrease) in Cash and Cash Equivalents	20,736	(4,026)	837
CASH AND CASH EQUIVALENTS, beginning of year	5,882	9,908	9,071

CASH AND CASH EQUIVALENTS, end of year	$26,618	$5,882	$9,908

CASH PAID DURING YEAR FOR:
Interest	$32,817	$22,704	$20,645
Income taxes	4,096	1,647	—

The accompanying notes are an integral part of these financial statements.

88 Genesee & Wyoming Inc. 2003 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL ACTIVITIES

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Materials and Supplies

Materials and supplies consist of purchased items for improvement and maintenance of railroad property and equipment, and are stated at the lower of cost or market value, computed on a first-in-first-out basis.

  Investments

Investments comprise the Company’s interest in Asia Pacific Transport Consortium (APTC). This is held at cost.

  Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expenses when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expenses upon disposition. Depreciation is provided on the straight-line method over the useful lives of the railroad property (20-30 years), equipment (3-20 years) and lease premium (49 years). The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances.

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

2003 FORM 10K Genesee & Wyoming Inc. 89

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Derivative Instruments and Hedging Activities

SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” requires all contracts that meet the definition of a derivative to be recognized on the balance sheet as either assets or liabilities and recorded at fair value. Gains or losses arising from remeasuring derivatives to fair value each period are to be accounted for either in the income statement or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion that must be met in order to qualify for hedge accounting is that the derivative must be highly effective in offsetting the change in the fair value or cash flows of the hedged item. See footnote 6 to the consolidated financial statements for a full description of ARG’s hedging activities and related accounting policies.

  Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgement are made in the areas of recoverability and useful lives of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.

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

3. PROPERTY AND EQUIPMENT

	2003	2002

	$000 USD

Major classifications of property and equipment are as follows:
Land and buildings	$28,532	$22,335
Track improvements	166,645	101,425
Equipment and other	195,925	143,165
Lease premium	160,166	172,891

	551,268	439,816
Less: Accumulated depreciation and amortization	(72,460)	(37,530)

	$478,808	$402,286

The lease premium represents the cost paid to the Government of Western Australia as part of the purchase price for Westrail Freight, for access to the track infrastructure network for a period of 49 years.

4. OTHER ASSETS

Major classifications of other assets are as follows:

Deferred finance costs	$2,756	$8,747
Less: Accumulated amortization	(23)	(4,523)

	$2,733	$4,224

Deferred financing costs are amortized over terms of the related debt using the straight-line method, which approximates the effective interest method.

5. LONG-TERM DEBT

Current — interest bearing	—	$133,263
Non-current — interest bearing	$367,892	$195,039

90 Genesee & Wyoming Inc. 2003 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Credit facilities

Total facility as at December 31, 2003 comprises a 5 year tranche of $90.1 million, a 5 year revolver tranche of $150.2 million, a 7 year tranche of $150.2 million and a $7.5 million working capital tranche. Unused facilities at December 31, 2003 amount to $30.1 million. All these loans commenced in December 2003. The loans are non amortizing but prepayable at the discretion of Australian Railroad Group Pty Ltd. The minimum future repayments are set out in the schedule below. Loan covenants require the company to adhere to minimum interest cover and debt ratios. All loan covenants have been complied with.

The interest rate is derived from the bank bill bid rate. The weighted average interest rate on secured loans during 2003 was 6.05% (2002: 6.09%) and excludes any interest hedging adjustments. Including the effect of the interest rate swaps the effective interest rate was 7.80% for 2003 and 7.84% for 2002.

  Schedule of Future Minimum Payments

The following is a summary of the scheduled maturities of long-term debt:

	2003	2002

	$000 USD
2003	$—	$—
2004	—	133,263
2005	—	—
2006	—	195,039
2007	—	—
2008	217,732	—
Thereafter	150,160	—

	$367,892	$328,302

6. FINANCIAL RISK MANAGEMENT

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

For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a cash flow hedge against changes in the amount of future cash flows associated with the Company’s interest payments of variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized as an interest expense in the income statement. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. The net effect of this accounting in the Company’s operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on fixed interest rates. Hedge ineffectiveness for cash flow hedges were not material for the years ended December 31, 2003, 2002 and 2001.

The Company entered into rate swap agreements on its $217.7 million variable rate debt due December 18, 2008 and its $150.2 million variable rate debt due December 18, 2010. These interest rate swap contracts were entered for interest rate exposure management purposes and mature on December 18, 2007. As a result of FAS 133, the Company recorded a cumulative transition adjustment of $3.6 million net of income taxes, to accumulated other comprehensive income. The transition adjustment is being amortized over the future life of the underlying debt obligations. At December 31, 2002 and 2003, the Company had interest rate swap contracts to pay fixed-rates of interest between 5.6% and 6.9% and receive variable-rates of interest of an average of 6.1% on $367.3 million notional amount of indebtedness.

  (b) Fair value

The carrying amounts of financial assets and financial liabilities at December 31, 2003, approximate the aggregate fair value of the financial instruments.

2003 FORM 10K Genesee & Wyoming Inc. 91

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (c) Credit risk exposures

The Company’s maximum exposures to credit risk at December 31, 2003, in relation to each class of recognized financial asset is the carrying amount of those assets as indicated in the balance sheet.

In relation to derivative financial instruments, credit risk arises from the potential failure of counterparties to meet their obligations under the contract or arrangements. The Company’s maximum credit risk exposure in relation to interest rate swap contracts is limited to the net amounts to be received on contracts that are favourable to the Company, being none at December 31, 2003.

  Concentration of credit risk

For the year ending December 31, 2003, the Company’s primary location of business was within New South Wales, South Australia and Western Australia, which therefore represents the location of the Company’s credit risk. Trade payables/receivables are normally payable/collectable within 30 days.

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

7. INCOME TAXES

The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:

	2003	2002	2001

	$000 USD
Prima facie tax at 30% on income before income taxes	$7,383	$6,749	$7,646

Tax effect of permanent differences:
Amortization of lease premium	—	—	976
Non-allowable items	14	—	21
Other items (a)	(3,531)	(1,225)	(59)

Total income tax expense	$3,866	$5,524	$8,584

(a)	The other items in the 2002 and 2003 years arose primarily as a result of finalizing the tax base of assets acquired from Westrail. The net assets acquired were from a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During the year all matters were favourably resolved with the Australian Taxation Office, resulting in an overprovision of tax in the prior periods. The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

Total income tax expense includes:

	2003	2002	2001

	$000 USD
Current	$(2,527)	$2,005	$166
Deferred	6,393	3,519	8,418

	$3,866	$5,524	$8,584

92 Genesee & Wyoming Inc. 2003 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred income tax balance comprises:

	2003	2002

	$000 USD
Non-current deferred income tax assets
Materials and supplies	$65	$—
Income accruals	307	—
Expense accruals	1,260	—
Employee leave provisions	1,746	—
Tax vs. book values of property and equipment	61,259	—
Income tax losses carried forward	12,816	5,613
Unrealised losses on interest rate swaps	2,740	4,979
Valuation allowance	(—)	(—)

	$80,193	$10,592

Current deferred income tax liabilities:
Employee leave provisions	$—	$1,373
Expense accruals	—	321
Materials and supplies	(1,465)	(1,084)
Prepayments	(462)	(192)
Income accruals	(609)	(489)

	$(2,536)	$(71)

Non-current deferred income tax liability
Tax vs. book values of property and equipment	$(11,735)	$(2,427)

Operating loss carry forward have no expiry date and the company expects to recover all operating losses. Consequently, no valuation allowance is provided for the deferred tax assets for 2003 and 2002.

8. PREFERRED STOCK

Redeemable preference shares are fully paid and earn a dividend at the declaration of the Directors from time to time. The shares are redeemable at the option of the holders of the preferred shares, who are GWI and Wesfarmers. Upon redemption the shareholder is entitled to receive the paid up amount of the preferred shares. In the event of the winding up of the Company, the holders of redeemable preference shares are entitled in priority to the holders of any other classes of shares to payment of the paid up amount of the shares and the amount of any declared but unpaid dividends at that date, but shall not otherwise have any rights to participate in surplus assets. Preferred shares carry no voting rights.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss), net of income tax, included in the consolidated balance sheet as of December 31, 2003 are as follows:

	2003	2002	2001

	$000 USD
Net foreign currency translation adjustments	$50,513	$4,737	$(7,740)

Unrealized losses on interest rate swaps	(9,133)	(16,621)	(9,667)
Less Income taxes	2,740	4,986	2,900

Net unrealized losses on interest rate swaps	(6,393)	(11,635)	(6,767)

Accumulated Other Comprehensive Income (Loss)	$44,120	$(6,898)	$(14,507)

2003 FORM 10K Genesee & Wyoming Inc. 93

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Expenditure Commitments

	2003	2002

	$000 USD

(a) Future minimum lease payments under all non-cancellable operating leases are as follows:
2004	$1,141	$3
2005	324	2
2006	323	2
2007	323	2
Thereafter	646	2

	$2,757	$11

(b) Other capital expenditures:
Later than one year, but not later than five years	$13,727	$24,570
Later than five years	—	—

	$13,727	$24,570

Operating leases are entered into for motor vehicles and office equipment. Rental payments are fixed for the life of the lease for all types of operating leases. Purchase options and renewal terms exist at the Company’s discretion and no operating lease contains restrictions on financing or other leasing activities. Operating lease expense in 2003 was $1.1 million (2002: $1.0 million, 2001: $2.0 million).

Under the agreement for the acquisition of the Westrail Freight business, there is an obligation to complete the resleepering on the Toodyay to Miling lines by June 30, 2004 and this work is in progress. Total costs are estimated to be $6.0 million (2002: $6.1 million). Negotiations are continuing with the State Government on remaining obligations on the Katanning to Nyabing, and Yilliminning to Bruce Rock lines.

The balance of capital commitments have been approved and committed to infrastructure expenditure.

11. CONTINGENT LIABILITIES

GWA Northern Pty Ltd, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 1.19% (2002: 1.45%), amounting to $5.0 million (2002: $2.1 million).

ARG Sell Down No 1 Pty Limited, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 0.95% (2002: 1.14%), amounting to $4.0 million (2002: $1.7 million).

WestNet Rail Pty Ltd (WestNet), a wholly owned subsidiary of the Company, has received a notice of claim from a contractor for $11.9 million for cost variations in the construction of an asset. Under the contract they have formally lodged the claim and WestNet has formally rejected it. The company considers it has a strong case to refute the claim.

Australia Southern Railroad Pty Ltd (ASR), a wholly owned subsidiary of the Company, has been joined as a third party in legal proceedings by one of its customers. The claims relate to derailments during the period 1999-2000 and total $2.4 million excluding interest and costs. Legal opinion indicates that the probability of loss to ASR is remote.

12. EMPLOYEE BENEFIT PLANS

The following Employee Benefit Plans have been established:

Plan	Benefit Type

Australian Railroad Group Superannuation Plan	Accumulated lump sum/defined contribution plan
Westscheme Plan	Accumulated lump sum/defined contribution plan
West Super Plus Plan	Accumulated lump sum/defined contribution plan

Employees contribute to the funds at various percentages of their remuneration. The consolidated entity’s contributions are not legally enforceable other than those payable in terms of notified award and superannuation guarantee levy obligations. The related expense for the year charged to the income statement was $3.2 million (2002: $1.5 million, 2001: $2.4 million).

94 Genesee & Wyoming Inc. 2003 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. ECONOMIC DEPENDENCY

Approximately 19.8% (2002: 21.8%, 2001: 21.5%) of the Company’s revenue is generated from freight services rendered to Australian Wheat Board Ltd.

14. SEGMENT INFORMATION

  Industry Segment

The group operates in only one industry, being rail freight transport.

15. RELATED PARTY DISCLOSURES

1.	Interest free, unsecured loans amounting to $11.6 million (2002: $8.7 million), made equally by the shareholders, Wesfarmers Ltd and Genesee & Wyoming Inc to the consolidated entity. These loans have been subordinated in favour of other creditors.

2.	Services to the group by Wesfarmers Ltd of $0.7 million (2002: $0.5 million) and Genesee & Wyoming Inc of $0.4 million (2002: $1.0 million) are recovered at cost. At December 31, 2003 the balance owing to Wesfarmers Ltd was $0.1 million (2002: $0.1 million ) and to Genesee and Wyoming Inc $0.1 million (2002: $0.1 million).

16. RESTRUCTURING COSTS

On October 15, 2002 a further redundancy of 68 employees was approved by the Directors at a cost of $2.6 million, which had been expensed in that year. At December 31, 2002 an accrual of $0.2 million remained in respect of 5 employees still to be terminated. During 2003 the remaining employees were terminated and the balance of the accrual was paid.

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

17. UNSUCCESSFUL BID COSTS

In January 2002, the Company announced that its bid for the acquisition of the National Rail/ Freightcorp operations in Australia was unsuccessful. This announcement resulted in a write-off of all costs incurred through December 31, 2001, amounting to $1.8 million, associated with the unsuccessful bid. An amount of $0.9 million additional costs of the unsuccessful bid were expensed in 2002.

18. ASSET IMPAIRMENT

There is no impairment loss in 2003. In 2002 certain under utilised plant and equipment was written down to its recoverable amount. The recoverable amount of these assets was determined based on current resale values. The impairment write down amounted to $1.0 million. (2001 : Nil)

19. RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

FASB Interpretation 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”

In November 2002, the FASB issued Interpretation No. 45, (FIN) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, which address the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Fin 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company did not enter into such transactions. Therefore the adoption of this standard did not impact its consolidated financial position, results of operations, or disclosure requirements.

FASB Interpretation 46, “Consolidation of Variable Interest Entities”

In January 2003 the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities”. The interpretation defines variable interest entities as those in which equity investment at risk is not sufficient to permit

2003 FORM 10K Genesee & Wyoming Inc. 95

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entity to finance its activities without additional subordinated financial support from other parties, or entities in which equity investors lack certain essential characteristics of a controlling financial interest. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. The primary beneficiary is required to consolidate the financial position and results of operations of the variable interest entity. In December 2003, the Financial Accounting Standards Board, issued revisions to FASB Interpretation 46, resulting in multiple effective dates based on the characteristics as well as the creation dates of the variable interest entities, however with no effective date later than the Company’s first quarter of 2004. The Company does not believe that adoption of this statement will have a material effect on its consolidated financial statements.

96 Genesee & Wyoming Inc. 2003 FORM 10K