Form 10-Q
period 2004-03-31
GENESEE & WYOMING INC
filed 2004-05-10
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended March 31, 2004

Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Shares of common stock outstanding as of the close of business on April 30, 2004:

Class	Number of Shares Outstanding
Class A Common Stock	20,353,897
Class B Common Stock	2,707,935

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑YES     ☐NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

☑YES     ☐NO

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
OPERATING REVENUES	$72,403	$58,862

OPERATING EXPENSES:
Transportation	24,666	20,848
Maintenance of ways and structures	6,887	6,138
Maintenance of equipment	11,682	8,997
General and administrative	12,971	11,167
Net (gain) loss on sale and impairment of assets	(93)	1
Depreciation and amortization	4,730	3,724

Total operating expenses	60,843	50,875

INCOME FROM OPERATIONS	11,560	7,987
Interest expense	(2,435)	(2,342)
Other income, net	192	326

Income before income taxes and equity earnings	9,317	5,971
Provision for income taxes	3,633	2,174

Income before equity earnings	5,684	3,797
Equity in net income of international affiliates:
Australian Railroad Group	3,742	2,014
South America	40	(277)

Net income	9,466	5,534
Preferred stock dividends and cost accretion	301	293

Net income available to common stockholders	$9,165	$5,241

Basic earnings per common share	$0.40	$0.23

Weighted average shares	22,928	22,529

Diluted earnings per common share	$0.35	$0.21

Weighted average shares	27,325	26,594

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$12,817	$11,118
Accounts receivable, net	51,627	54,656
Materials and supplies	5,430	5,204
Prepaid expenses and other	6,762	6,204
Deferred income tax assets, net	3,370	3,010

Total current assets	80,006	80,192

PROPERTY AND EQUIPMENT, net	315,375	315,345
INVESTMENT IN UNCONSOLIDATED AFFILIATES	122,940	117,664
GOODWILL	24,500	24,522
INTANGIBLE ASSETS, net	78,958	79,357
OTHER ASSETS, net	10,328	10,093

Total assets	$632,107	$627,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,503	$6,589
Accounts payable	60,475	57,472
Accrued expenses	14,873	13,902

Total current liabilities	81,851	77,963

LONG-TERM DEBT, less current portion	139,510	151,433
DEFERRED INCOME TAX LIABILITIES, net	43,778	41,840
DEFERRED ITEMS—grants from governmental agencies	42,132	42,667
DEFERRED GAIN—sale/leaseback	3,713	3,982
OTHER LONG-TERM LIABILITIES	15,477	14,843
MINORITY INTEREST	3,391	3,365
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (convertible into 3,668,478 shares at $6.81 per share of Class A Common Stock)	24,045	23,994
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 23,876,066 and 23,697,287 shares issued and 20,344,614 and 20,167,875 shares outstanding (net of 3,531,452 and 3,529,412 shares in treasury) on March 31, 2004 and December 31, 2003, respectively	239	237
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,707,938 shares issued and outstanding on March 31, 2004 and December 31, 2003	27	27
Additional paid-in capital	133,173	131,890
Retained earnings	140,079	130,913
Accumulated other comprehensive income (loss)	17,321	16,599
Less treasury stock, at cost	(12,629)	(12,580)

Total stockholders’ equity	278,210	267,086

Total liabilities and stockholders’ equity	$632,107	$627,173

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,466	$5,534
Adjustments to reconcile net income to net cash provided by operating activities- Depreciation and amortization	4,730	3,724
Deferred income taxes	1,760	1,236
(Gain) loss on disposition of property	(93)	1
Equity earnings of unconsolidated international affiliates	(3,782)	(1,737)
Minority interest expense	26	34
Tax benefit realized upon exercise of stock options	372	276
Changes in assets and liabilities -
Accounts receivable	2,953	6,994
Materials and supplies	(237)	(235)
Prepaid expenses and other	(575)	195
Accounts payable and accrued expenses	3,806	(2,294)
Other assets and liabilities, net	(424)	300

Net cash provided by operating activities	18,002	14,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(5,301)	(1,988)
Locomotive upgrade project	—	(52)
Dividend from unconsolidated international affiliate	—	132
Proceeds from disposition of property, including sale-leaseback	137	33

Net cash used in investing activities	(5,164)	(1,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(44,160)	(38,614)
Proceeds from issuance of long-term debt	32,500	23,500
Net proceeds from employee stock purchases	864	968
Dividends paid on Redeemable Convertible Preferred Stock	(250)	(250)

Net cash used in financing activities	(11,046)	(14,396)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(93)	80

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,699	(2,163)
CASH AND CASH EQUIVALENTS, beginning of period	11,118	11,028

CASH AND CASH EQUIVALENTS, end of period	$12,817	$8,865

CASH PAID DURING PERIOD FOR:
Interest	$2,701	$2,555
Income taxes	$251	$524

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2004 and 2003, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Form 10-K. Certain prior period balances have been reclassified to conform to the 2004 presentation.

2.	EXPANSION OF OPERATIONS:

United States

     Georgia-Pacific Railroads: On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, and collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of the severance program, $1.0 million, is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs has been determined to be an intangible asset and approximately $27.1 million of the purchase price has been allocated to this asset. The TSA asset will be amortized on a straight-line basis over a 30 year life, which is the expected life of the plant being served, beginning January 1, 2004. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions including the number of employees and actual cash payments:

Schedule of Acquisition Restructuring Activity

Quarter Ended
March 31, 2004
Number of Employees:
Number of planned terminations related to 2003 acquisitions – beginning of period	13
Actual number of employees terminated during the period	4

Number of employees remaining to be terminated as of the end of the period	9

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions in 2003 – beginning of period	$1,002,000
Cash payments during the period	357,000

Balance at end of period	$645,000

For U.S. tax purposes, the Company has made elections under Internal Revenue Code Section 338 to treat the GP Railroads each as a purchase of assets.

Pro Forma Financial Results

     The following table summarizes the Company’s unaudited pro forma operating results for the quarter ended March 31, 2003, as if the GP Railroads had been acquired as of the beginning of that period. Actual results for the quarter ended March 31, 2004 are presented for comparison purposes (in thousands, except per share amounts):

	Three Months Ended March 31,
	Actual 2004	Pro forma 2003
Operating revenues	$72,403	$63,474
Net income	9,466	5,590
Basic earnings per share	$0.40	$0.24
Diluted earnings per share	$0.35	$0.21

     The pro forma operating results include the acquisition of the GP Railroads adjusted for depreciation expense, net of tax resulting from the step-up of GP Railroads property based on appraised values, and incremental interest expense, net of tax related to borrowings used to fund the GP Railroads acquisition.

     The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

3.	EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	March 31,	March 31,
	2004	2003
Numerators:
Net income (used in diluted EPS)	$9,466	$5,534
Impact of Preferred Stock Outstanding	(301)	(293)

Net income available to common stockholders (used in basic EPS)	$9,165	$5,241

Denominators:
Basic – weighted average common shares outstanding	22,928	22,529
Dilutive effect of employee stock options	729	397
Dilutive effect of Mandatorily Redeemable Convertible Preferred Stock	3,668	3,668

Diluted – weighted average common shares and share equivalents outstanding	27,325	26,594

Income per common share:
Basic	$0.40	$0.23

Diluted	$0.35	$0.21

     On February 11, 2004, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 15, 2004 to stockholders of record as of February 27, 2004. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

Dividends

     At the discretion of the Board of Directors, the Company can declare dividends to holders of class A common stock. In the event that dividends are declared (other than stock dividends) to holders of class B common stock, holders of class A common stock would be entitled to dividends at least ten percent greater. In the event of a dividend other than a Regular Dividend as defined in the Certificate of Incorporation, holders of preferred stock are also entitled to equivalent dividends based on the number of common shares convertible.

4.	EQUITY INVESTMENTS

Australian Railroad Group (ARG)

     ARG is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. The following are U.S. GAAP condensed balance sheets of ARG as of March 31, 2004 and December 31, 2003, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2003 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of March 31, 2004	$0.77
As of December 31, 2003	$0.75
Average for the three months ended March 31, 2004	$0.77
Average for the three months ended March 31, 2003	$0.59

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,504	$26,618
Accounts receivable, net	48,705	47,764
Materials and supplies	9,902	10,033
Prepaid expenses and other	1,015	3,069

Total current assets	94,126	87,484
PROPERTY AND EQUIPMENT, net	492,284	478,808
DEFERRED INCOME TAX ASSETS, net	80,405	80,193
OTHER ASSETS, net	8,153	5,476

Total assets	$674,968	$651,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—
Accounts payable and accrued expenses	43,883	42,310
Current income tax liabilities	173	—

Total current liabilities	44,056	42,310
LONG-TERM BANK DEBT	375,193	367,892
DEFERRED INCOME TAX LIABILITIES, net	15,537	14,271
OTHER LONG-TERM LIABILITIES	2,082	2,031
FAIR VALUE OF INTEREST RATE SWAPS	11,574	9,133
SUBORDINATED NOTES TO STOCKHOLDERS	11,792	11,562

Total non-current liabilities	416,178	404,889
REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,534	16,212
TOTAL STOCKHOLDERS’ EQUITY	198,200	188,550

Total liabilities and stockholders’ equity	$674,968	$651,961

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating revenues	$82,353	$53,360

Operating expenses	64,229	41,457
Restructuring costs	—	267
Net loss (gain) on sale and impairment of assets	484	(425)

Total operating expenses	64,713	41,299

Income from operations	17,640	12,061
Interest expense	(7,348)	(7,064)
Other income, net	403	759

Income before income taxes	10,695	5,756
Provision for income taxes	3,212	1,727

Net income	$7,483	$4,029

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,483	$4,029
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	6,714	5,157
Deferred income taxes	2,361	715
Net loss (gain) on sale and impairment of assets	484	(425)
Changes in assets and liabilities	1,479	2,950

Net cash provided by operating activities	18,521	12,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,665)	(3,578)
Proceeds from disposition of property and equipment	484	1,050
Transfer to restricted funds on deposit	—	(531)

Net cash used in investing activities	(11,181)	(3,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—

Net cash provided by financing activities	—	—

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	546	576

INCREASE IN CASH AND CASH EQUIVALENTS	7,886	9,943
CASH AND CASH EQUIVALENTS, beginning of period	26,618	5,882

CASH AND CASH EQUIVALENTS, end of period	$34,504	$15,825

South America

     Ferroviaria Oriental S.A. (Oriental) is a company which is 22.89%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the Equity in Net Income of International Affiliates section in the accompanying consolidated statements of income. Oriental has a U.S. functional currency and the following condensed results of operations for the three months ended March 31, 2004 and 2003 are based on accounting principles generally accepted in the United States (in thousands):

	March 31, 2004	March 31, 2003
Operating revenues	$6,640	$4,752
Net income	1,032	10

Condensed balance sheet information for Oriental as of March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Current assets	$15,135	$14,374
Non-current assets	55,143	55,237

Total assets	$70,278	$69,611

Current liabilities	5,357	5,617
Non-current liabilities	4,917	4,702
Senior debt	1,248	1,568
Shareholders’ equity	58,756	57,724

Total liabilities and shareholders’ equity	$70,278	$69,611

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $207,000 and $148,000 for the quarters ended March 31, 2004 and 2003, respectively, and is included in the Company’s equity income (loss) reported for South America for the quarters ended March 31, 2004 and 2003, respectively.

     As noted previously, the Company holds its equity interest in Oriental through a number of intermediate holding companies, and the Company accounts for its interest in Oriental under the equity method of accounting. The Company indirectly holds a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and the Company holds its remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien over GWC’s 12.52% indirect equity interest in Oriental.

This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and the Company has chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver of principal repayment from the creditors which expired on January 31, 2004. Negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt or (ii) exercise their rights pursuant to the lien.

If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would record a $180,000 write-off, the basis of its investment in Oriental held through GWC. Because the $12.0 million of debt is serviced by the income generated by GWC, the Company’s loss of the 12.52% equity interest in Oriental would not have a material adverse impact on the Company’s future equity income. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. The Company plans to continue providing management resources to Oriental and generates substantially all of its equity income through the 10.37% ownership interest.

Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

5.	COMMITMENTS AND CONTINGENCIES:

     Legal Proceedings – On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April of 1999 to the Company of their ownership interests in certain of the Company’s Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of the Company’s Class A Common Stock at an exercise price of $2.56 per share if certain of the Company’s Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. The Company has determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years, and it intends to vigorously defend this lawsuit.

     In addition, the Company is a defendant in certain lawsuits resulting from its operations. The Company believes that it has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, the Company believes that the ultimate liability, if any, will not be material to its operating results, financial condition or liquidity.

6.	COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three months ended March 31, 2004 and 2003 (in thousands):

	Comprehensive Income
	Three Months Ended March 31,
	2004	2003
Net income	$9,466	$5,534
Other comprehensive income (loss):
Foreign currency translation adjustments	1,931	5,597
Net unrealized (losses) gains on qualifying cash flow hedges, net of (benefit) tax of $(255) and $9, respectively	(383)	18
Net unrealized (losses) on qualifying cash flow hedges of Australian Railroad Group, net of (benefit) of ($353) and ($354), respectively	(825)	(825)
Minimum pension liability adjustment, net of benefit of ($224)	—	(435)

Comprehensive income	$10,189	$9,889

     The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of March 31, 2004, and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Net accumulated foreign currency translation adjustments	$23,770	$21,839
Net unrealized (losses) on qualifying cash flow hedges Net unrealized (losses) on qualifying cash flow hedges of Australian Railroad Group	(1,803)	(1,420)
Net unrealized minimum pension liability adjustment,	(4,022)	(3,196)
net of tax	(624)	(624)

Accumulated other comprehensive income as reported	$17,321	$16,599

7.	GEOGRAPHIC AREA INFORMATION:

     The table below sets forth the Company’s Geographic Area Data for the quarters ended March 31, 2004 and 2003:

Geographic Area Data

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating Revenues:
United States	$53,152	$42,056
Canada	11,786	9,236
Mexico	7,465	7,570

Total operating revenues	$72,403	$58,862

As of
March 31, 2004
Long-lived assets located in:
United States	$458,811
Canada	55,093
Mexico	38,197

Total long-lived assets	$552,101

8.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At March 31, 2004 and December 31, 2003, the notional amount under these agreements was $58.2 million and $60.6 million, respectively and the fair value of these interest rate swaps was a negative $2.7 million and $2.2 million, respectively.

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

     During 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, all but one of which have expired. The remaining option expires in September 2004, and gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.61 Mexican Pesos to the U.S. Dollar. The Company paid an up-front premium for this option of $49,000 in the quarter ended March 31, 2003. At March 31, 2004 and December 31, 2003, the notional amount under exchange rate options was $2.6 million and $5.3 million, respectively. At March 31, 2004 and December 31, 2003, the fair value of exchange rate currency options was $6,000 and $15,000, respectively.

9.	INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

     Acquired intangible assets are as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net Assets	Amount	Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License	$7,051	$1,057	$5,994	$7,058	$999	$6,059
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	323	10,243	10,566	216	10,350
Transportation Services Agreement (GP Railroads)	27,055	225	26,830	27,055	—	27,055
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	80,563	1,605	78,958	80,570	1,213	79,357

OTHER ASSETS:
Deferred financing costs	6,700	2,164	4,536	6,607	1,841	4,766
Other assets	5,838	46	5,792	5,370	43	5,327

Total Other Assets	12,538	2,210	10,328	11,977	1,884	10,093

Total Intangible and Other Assets	$93,101	$3,815	$89,286	$92,547	$3,097	$89,450

     The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican Pesos to U.S. Dollars at different periods.

     On July 23, 2003 as a result of a settlement agreement with Commonwealth Edison Company, the Company amended and restated the Service Assurance Agreement (SAA) and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on the Company’s estimate of the useful life of the coal-fired electricity generation plant to which the Company provides service, which the Company estimates will be in service through 2027. Prior to the settlement date, upon adoption of SFAS No. 142, the Service Assurance

Agreement was determined to have an indefinite useful life and therefore was no longer subject to amortization.

     The Transportation Services Agreement, entered into in conjunction with the GP transaction (the TSA), is a 20-year agreement to provide exclusive rail transportation service to GP facilities. The Company believes that the customer’s facilities have a 30-year economic life and that the Company will continue to be the exclusive rail transportation service provider until the end of the plant’s useful life. Therefore, the TSA is being amortized on a straight-line basis over a 30-year life beginning January 1, 2004.

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

     Other assets consist primarily of executive split dollar life insurance, assets held for sale and a minority equity investment in an agricultural facility. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but that are owned by executive officers. The Company retains a collateral interest in the policies’ cash values and death benefits. Assets held for sale or future use primarily represent surplus track and locomotives.

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2004	December 31, 2003
Goodwill:
Balance at beginning of period	$24,522	$24,174
Goodwill acquired during period	—	—
Amortization	—	—
Currency translation adjustment	(22)	348
Impairment losses	—	—

Balance at end of period	$24,500	$24,522

10.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost

			Other
			Retirement
	Pension		Benefits
	Three months ended March 31
	2004	2003	2004	2003
Service cost	$57	$45	$28	$25
Interest cost	53	48	68	69
Expected return on plan assets	(32)	(23)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of (gain) loss	6	3	21	5

Net periodic benefit cost	$120	$109	$117	$99

Employer Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $216,701 to its pension plan in

2004. As of March 31, 2004, $39,561 of contributions have been made. The Company presently anticipates contributing an additional $177,140 to fund its pension plan in 2004 for a total of $216,701.

11.	RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board (FASB) recently issued the following Emerging Issues Task Force Bulletin (EITF):

Issue No. 03-06 – “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”

     Statement 128 provides guidance on the calculation and disclosure of earnings per share (EPS). In its deliberations of Statement 128, the Board decided to require the use of the two-class method of computing EPS for those enterprises with participating securities or multiple classes of common stock. This EITF provides further guidance on applying the two-class method to both basic and diluted EPS. It requires that earnings be allocated to participating securities based on contractual participation rights in certain circumstances in calculating EPS. This EITF also clarifies other matters related to FASB 128. This EITF is effective for the quarter ending June 30, 2004 and requires retroactive restatement for all periods presented. The Company is in the process of evaluating what impact, if any, this standard will have on the Company’s Consolidated Financial Statements.

12.	SUBSEQUENT EVENT – REGISTRATION STATEMENT FOR SALE OF CLASS A COMMON STOCK

     On May 3, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to a proposed public offering of 3,358,303 shares of its Class A Common Stock. The shares will be offered by The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co. and will be issued by the Company upon the conversion by The 1818 Fund III, L.P. of 22,886 shares of the Company’s outstanding Series A Preferred Stock. Certain of the Company’s stockholders have granted the underwriters a 30-day option to purchase up to an additional 503,745 shares of Class A Common Stock to cover any over-allotments, with The 1818 Fund III, L.P. accounting for 310,175 of such shares and certain management stockholders accounting for the remaining 193,570 shares. The Company will receive no proceeds from the offering.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in the Company’s 2003 Form 10-K.

Forward-Looking Statements

     This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast including risks related to adverse weather conditions, changes in environmental and other laws and regulations to which the Company is subject, difficulties associated with the integration of acquired railroads, derailments, unpredictability of fuel costs and general economic and business conditions. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the Company’s 2003 Form 10-K. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

     The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing freight car switching and rail services such as railcar leasing, repair and storage to industrial companies with extensive railroad facilities within their complexes, to shippers along its lines, and to the Class I railroads that connect with its North American lines.

     For a complete description of the Company’s accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s 2003 Form 10-K.

United States

     Georgia-Pacific Railroads: On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program. The aggregate cost of the severance program, $1.0 million, is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs was determined to be an intangible asset and approximately $27.1 million of the GP Railroad’s purchase price was allocated to this asset. The TSA asset is being amortized on a straight-line basis over a 30 year life, which is the expected life of the plant being served, beginning January 1, 2004. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Operating Revenues

     Operating revenues (which exclude revenues from the Company’s equity investments) were $72.4 million in the quarter ended March 31, 2004 compared to $58.9 million in the quarter ended March 31, 2003, an increase of $13.5 million or 23.0%. The increase was attributable to $5.9 million in revenues from the new GP Railroads and a $7.6 million increase on existing operations. The $13.5 million increase in operating revenues consisted of $10.3 million in freight revenues of which $4.5 million was from the new GP Railroads and $5.8 million was on existing operations, and $3.2 million in non-freight revenues of which $1.4 million was from the new GP Railroads and $1.8 million was on existing operations. The $7.6 million increase on existing operations was primarily attributable to the Company’s Canada Region with a $3.4 million revenue increase of which $1.5 million was due to the 14.6% appreciation of the Canadian dollar relative to the U.S. dollar and $1.9 million primarily attributable to freight revenues; the Company’s New York-Pennsylvania Region with a $1.5 million increase of which $1.3 million was freight revenue; and the Company’s Rail Link Region with a $1.2 million increase due primarily to increased switching operations. The following table compares freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2004 and 2003:

Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended March 31, 2004 and 2003
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Coal, Coke & Ores	$10,737	19.6%	$9,843	22.1%	44,042	29.1%	41,979	32.3%	$244	$234
Pulp & Paper	9,520	17.4%	7,326	16.5%	22,984	15.2%	17,874	13.8%	414	410
Petroleum Products	6,314	11.5%	6,488	14.6%	8,310	5.5%	8,690	6.7%	760	747
Minerals & Stone	5,136	9.4%	4,909	11.0%	12,665	8.4%	12,636	9.7%	406	388
Lumber & Forest Products	5,838	10.6%	3,863	8.7%	18,034	11.9%	12,079	9.3%	324	320
Metals	5,655	10.3%	4,274	9.6%	17,838	11.8%	15,217	11.8%	317	281
Farm & Food Products	4,792	8.7%	2,892	6.5%	11,452	7.6%	8,271	6.4%	418	350
Chemicals & Plastics	3,872	7.1%	2,578	5.8%	7,468	4.9%	5,675	4.4%	518	454
Autos & Auto Parts	1,742	3.2%	1,529	3.4%	4,197	2.8%	3,757	2.8%	415	407
Intermodal	552	1.0%	357	0.8%	1,364	0.9%	1,296	1.0%	405	275
Other	652	1.2%	467	1.0%	2,854	1.9%	2,456	1.8%	228	190

Total	$54,810	100.0%	$44,526	100.0%	151,208	100.0%	129,930	100.0%	$362	$343

     Total carloads were 151,208 in the quarter ended March 31, 2004 compared to 129,930 in the quarter ended March 31, 2003, an increase of 21,278, or 16.4%. The increase consists of 11,928 from the new GP Railroads and 9,350 on existing operations due largely to a 3,707 increase in carloads of metals in the New York-Pennsylvania Region and a 3,019 increase in carloads of farm and food products in the Canada Region. The average revenue per carload increased to $362 in the quarter ended March 31, 2004, compared to $343 per carload in the quarter ended March 31, 2003, an increase of 5.5%. The increase in revenues per carload was due, in part, to higher average revenues per car from the new GP Railroads and, in part, to higher average revenues per car in the Company’s Canada Region due to the 14.6% appreciation of the Canadian dollar relative to the US dollar.

     Non-freight revenues were $17.6 million in the quarter ended March 31, 2004 compared to $14.3 million in the quarter ended March 31, 2003, an increase of $3.3 million or 22.7%. The $3.3 million increase was attributable to $1.4 million of non-freight revenues from the new GP Railroads of which $840,000 was car hire revenue, and a $1.9 million increase on existing operations of which $1.2 million was switching and $415,000 was other operating income. The following table compares non-freight revenues for the quarters ended March 31, 2004 and 2003:

Non-Freight Operating Revenues Comparison
Quarters Ended March 31, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad and industrial switching	$8,988	51.1%	$7,951	55.5%
Car hire and rental income	2,831	16.1%	1,780	12.4%
Car repair services	1,331	7.6%	1,140	8.0%
Other operating income	4,443	25.2%	3,465	24.1%

Total non-freight revenues	$17,593	100.0%	$14,336	100.0%

Operating Expenses

     Operating expenses were $60.8 million in the quarter ended March 31, 2004, compared to $50.9 million in the quarter ended March 31, 2003, an increase of $9.9 million or 19.6%. The increase was attributable to $3.8 million in operating expenses from the new GP Railroads and an increase of $6.1 million in operating expenses on existing operations. The following table sets forth a comparison of the Company’s operating expenses in the quarters ended March 31, 2004 and 2003:

Operating Expense Comparison
Quarters Ended March 31, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$26,396	36.5%	$21,867	37.1%
Equipment rents	6,882	9.5%	5,001	8.5%
Purchased services	4,281	5.9%	3,538	6.0%
Depreciation and amortization	4,730	6.5%	3,724	6.3%
Diesel fuel	5,645	7.8%	5,171	8.8%
Casualties and insurance	3,707	5.1%	2,971	5.0%
Materials	3,708	5.1%	3,696	6.3%
Net loss on sale and impairment of assets	(93)	(0.1%)	1	0.0%
Other expenses	5,587	7.7%	4,906	8.4%

Total operating expenses	$60,843	84.0%	$50,875	86.4%

     Labor and benefits expense was $26.4 million in the quarter ended March 31, 2004 compared to $21.9 million in the quarter ended March 31, 2003, an increase of $4.5 million or 20.7%. The increase was attributable to $1.3 million in labor and benefits expense from the new GP Railroads and an increase of $3.2 million on existing operations. The increase on existing operations is due to a $2.6 million increase in labor and benefits expense related to increased freight shipments, regular wage increases and the 14.6% appreciation of the Canadian dollar, $125,000 from new senior management positions, and $550,000 related to revised executive benefit plans.

     Equipment rents were $6.9 million in the quarter ended March 31, 2004 compared to $5.0 million in the quarter ended March 31, 2003, an increase of $1.9 million or 37.6%. The increase was attributable to $1.1 million in freight car operating lease and car hire expense from the new GP Railroads and an increase of $800,000 on existing operations primarily due to car hire on increased freight shipments.

     Depreciation and amortization expense was $4.7 million in the quarter ended March 31, 2004 compared to $3.7 million in the quarter ended March 31, 2003, an increase of $1.0 million or 27.0%. The increase was attributable to $565,000 from the new GP Railroads and an increase of $435,000 on existing operations including $107,000 related to the Amended and Restated Service Assurance Agreement which the Company began amortizing in July 2003.

     Casualties and insurance expense was $3.7 million in the quarter ended March 31, 2004 compared to $3.0 million in the quarter ended March 31, 2003, an increase of $736,000 or 24.8%. The increase was attributable to a $1.0 million increase in derailment expense, offset by decreases in insurance expense and FELA and third party claims.

     All other expenses combined were $19.2 million in the quarter ended March 31, 2004 compared to $17.3 million in the quarter ended March 31, 2003, an increase of $1.9 million or 11.0%. The increase was attributable to $900,000 from the new GP Railroads and $1.0 million on existing operations.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 84.0% in the quarter ended March 31, 2004 from 86.4% in the quarter ended March 31, 2003.

Interest Expense

     Interest expense was $2.4 million in the quarter ended March 31, 2004 compared to $2.3 million in the quarter ended March 31, 2003, an increase of $93,000, or 4.0%.

Other Income, Net

     Other income, net in the quarter ended March 31, 2004, was $192,000 compared to $326,000 in the quarter ended March 31, 2003, a decrease of $134,000. Other income, net consists primarily of exchange rate transaction gains on foreign dollar-denominated cash accounts, minority interest expense and interest income.

Income Taxes

     The Company’s effective income tax rate in the quarter ended March 31, 2004 was 39.0% compared to 36.4% in the quarter ended March 31, 2003. The increase was primarily attributable to an increase in the effective tax rate of the Company’s Mexico Region.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net were $3.8 million in the quarter ended March 31, 2004, compared to $1.7 million in the quarter ended March 31, 2003, an increase of $2.1 million. Equity earnings in the quarter ended March 31, 2004, consisted of $3.7 million from Australian Railroad Group and $40,000 from South America affiliates. Equity earnings in the quarter ended March 31, 2003, consisted of $2.0 million from Australian Railroad Group offset by an equity loss of $277,000 from South America affiliates. See additional information regarding ARG’s financial results in the Supplemental Information – Australian Railroad Group section.

Net Income and Earnings Per Share

     The Company’s net income in the quarter ended March 31, 2004 was $9.5 million compared to net income of $5.5 million in the quarter ended March 31, 2003, an increase of $4.0 million. The increase in net income was the result of an increase in net income from operations of $1.9 million and an increase in equity in net income of unconsolidated international affiliates of $2.1 million.

     Basic and Diluted Earnings Per Share in the quarter ended March 31, 2004 were $0.40 and $0.35 respectively, on weighted average shares of 22.9 million and 27.3 million respectively, compared to $0.23 and $0.21 respectively, on weighted average shares of 22.5 million and 26.6 million respectively, in the quarter ended March 31, 2003. The increases in weighted average shares outstanding for Basic and Diluted Earnings Per Share are primarily attributable to the exercise of employee stock options.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2004, the average currency translation rate for the quarter ended March 31, 2004 was 28.6% more favorable than the rate for the quarter ended March 31, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended March 31, 2004 and 2003, the Company recorded $3.7 million and $2.0 million, respectively, of equity earnings in the Equity in Net Income of International Affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income.

Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Quarters Ended March 31, 2004 and 2003
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
									Per
	Freight Revenues				Carloads				Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Grain	$26,261	37.0%	$11,749	27.1%	66,563	26.9%	27,812	14.4%	$395	$422
Other Ores and Minerals	15,078	21.2%	10,189	23.5%	28,158	11.4%	24,795	12.9%	535	411
Iron Ore	11,462	16.2%	7,486	17.3%	50,479	20.4%	43,007	22.3%	227	174
Alumina	5,019	7.1%	3,771	8.7%	39,416	15.9%	37,436	19.4%	127	101
Bauxite	3,212	4.5%	2,754	6.4%	30,217	12.2%	31,899	16.5%	106	86
Hook and Pull (Haulage)	464	0.7%	797	1.8%	2,776	1.1%	1,301	0.7%	167	613
Gypsum	1,008	1.4%	655	1.5%	12,793	5.2%	10,629	5.5%	79	62
Other	8,436	11.9%	5,955	13.7%	17,193	6.9%	16,014	8.3%	491	372

Total	$70,940	100.0%	$43,356	100.0%	247,595	100.0%	192,893	100.0%	$287	$225

     ARG’s freight revenues were $70.9 million in the quarter ended March 31, 2004, compared to $43.4 in the quarter ended March 31, 2003, an increase of $27.6 million or 63.6%. The increase in freight revenues was led by a $14.5 million increase in grain, due to the record harvest in Western Australia and a major new customer in New South Wales; a $4.9 million increase in other ores and minerals, led by increased nickel shipments; and a $4.0 million increase in iron ore, due to production expansion at ARG’s largest iron ore customer and a new customer in Western Australia. All other commodities combined increased $4.2 million. In local currency, freight revenues increased 27.2% in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

     Total ARG carloads were 247,595 in the quarter ended March 31, 2004 compared to 192,893 in the quarter ended March 31, 2003, an increase 54,702, or 28.4%. The increase was primarily the result of a 38,751 carload increase in grain, a 7,472 carload increase in iron ore, and a 3,363 carload increase in other ores and minerals, led by nickel. Average freight revenue per carload increased from $225 to $287, primarily due to the strength of the Australian dollar relative to the U.S. dollar.

Non-Freight Revenues

     The following table compares ARG’s non-freight revenues for the quarters ended March 31, 2004 and 2003.

Australian Railroad Group
Non-Freight Revenues Comparison
Quarters Ended March 31, 2004 and 2003
(U.S. dollars in thousands)

		% of		% of
	2004	Total	2003	Total
Third party track access fees	$4,985	43.7%	$3,627	36.3%
Fuel sales	3,811	33.4%	1,721	17.2%
Alice Springs to Darwin Line	1,613	14.1%	3,864	38.6%
Other operating income	1,004	8.8%	792	7.9%

Total non-freight revenues	$11,413	100.0%	$10,004	100.0%

     ARG’s non-freight revenues were $11.4 million in the quarter ended March 31, 2004 compared to $10.0 million in the quarter March 31, 2003, an increase of $1.4 million or 14.1%. ARG’s non-freight revenue increase was entirely attributable to the appreciation of the Australian dollar. In local currency, non-freight revenue decreased 11.2% in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The decrease was primarily due to the end of construction related business following the completion of the Alice Springs to Darwin (ASD) line, partially offset by revenues from ARG’s role as contracted operator and lessor of equipment on the new rail line.

Operating Expenses

     ARG’s operating expenses were $64.7 million in the quarter ended March 31, 2004, compared to $41.3 million in the quarter ended March 31, 2003, an increase of $23.4 million or 56.7%. The following table sets forth a comparison of ARG’s operating expenses in the quarters ended March 31, 2004 and 2003:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended March 31, 2004 and 2003
(U.S. dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$14,256	17.3%	$9,634	18.1%
Equipment rents	710	0.9%	354	0.7%
Purchased services	19,062	23.2%	12,660	23.7%
Depreciation and amortization	6,714	8.1%	5,157	9.7%
Diesel fuel	9,653	11.7%	4,940	9.3%
Casualties and insurance	3,459	4.2%	1,850	3.5%
Materials	3,303	4.0%	2,844	5.3%
Net loss (gain) on sale and impairment of assets	484	0.6%	(425)	(0.8%)
Other expenses	7,072	8.6%	4,285	7.9%

Total operating expenses	$64,713	78.6%	$41,299	77.4%

     Labor and benefits expense, as a percentage of revenues, decreased to 17.3% in the quarter ended March 31, 2004, compared to 18.1% in the quarter ended March 31, 2003. In local currency, labor and benefits increased 15.0%. The increase was due to higher freight volumes, particularly the strong grain movements and the new business in New South Wales.

     Purchased services expense decreased to 23.2% of revenue in the quarter ended March 31, 2004, compared to 23.7% of revenues in the quarter ended March 31, 2003. In local currency, purchased services increased 17.1%. The increase was primarily due to the use of contract drivers and grain transfer costs.

     Depreciation and amortization expense, as a percentage of revenues, decreased to 8.1% in the quarter ended March 31, 2004, compared to 9.7% in the quarter ended March 31, 2003. In local currency, depreciation and amortization increased 1.2%. The increase was due to an increase in depreciable assets due to track capital expenditures.

     Diesel fuel expense increased to 11.7% of revenues in the quarter ended March 31, 2004, compared to 9.3% of revenues in the quarter ended March 31, 2003. In local currency, fuel expense increased 52.1%. The increase was due to higher freight volumes on existing lines, the new business in New South Wales, the contract operations in the Northern Territory (ASD), and an increase in fuel prices.

     Casualties and insurance costs increased to 4.2% of revenues in the quarter ended March 31, 2004, compared to 3.5% of revenues in the quarter ended March 31, 2003. In local currency, casualties and insurance increased 45.5%. The increase was due to a flash flood wash out on one of ARG’s rail lines and several minor derailments.

     Materials expense, as a percentage of revenues, decreased to 4.0% in the quarter ended March 31, 2004 compared to 5.3% in the quarter ended March 31, 2003. In local currency, materials expense decreased 9.7%. The decrease was due to lower rolling stock maintenance costs.

     Net loss (gain) on sale and impairment of assets as a percentage of revenues, changed from a gain of 0.8% in the quarter ended March 31, 2003 to a loss of 0.6% in the quarter ended March 31, 2004. The net loss in the quarter ended March 31, 2004 was due to asset write offs in South Australia related to a detailed asset review. In the quarter ended March 31, 2003 asset dispositions resulted in a net gain.

     Other expenses, as a percentage of revenues, increased to 8.6% in the quarter ended March 31, 2004 compared to 7.9% in the quarter ended March 31, 2003. In local currency, other expenses increased 28.5%. The increase was primarily due to track access fees and various other increases in administrative costs related to the new business in New South Wales.

Liquidity and Capital Resources

     During the three months ended March 31, 2004 the Company generated cash from operations of $18.0 million, invested $5.3 million in capital assets (net of $27,000 in state grant funds received for track rehabilitation and construction) and received $913,000 in proceeds from employee stock purchases. The Company paid $250,000 of dividends on the Company’s Redeemable Convertible Preferred Stock, $49,000 for the purchase of treasury stock, and had a net decrease in debt of $11.7 million during this same period primarily by using cash provided by operations to reduce debt.

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

     For 2004, the Company budgeted approximately $28.7 million in capital expenditures, primarily for track rehabilitation and $2.5 million for locomotive purchases. These capital expenditures are net of $4.3 million that is expected to be funded by rehabilitation grants from state and federal agencies. Due to seasonal weather restrictions on track rehabilitation projects primarily in the northeast United States and Canada, only approximately $5.3 million of budgeted capital expenditures was completed as of March 31, 2004.

     At March 31, 2004 the Company had long-term debt, including current portion, totaling $146.0 million, which comprised 32.6% of its total capitalization including the Convertible Preferred. At December 31, 2003 the Company had long-term debt, including current portion, totaling $158.0 million, which comprised 35.2% of its total capitalization including the Convertible Preferred.

     The Company has historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. The Company believes that its cash flow from operations, together with amounts available under the credit facilities, will enable the Company to meet its liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

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

     Mexican Fuel Tax Credits — Until January 2004, the Company’s subsidiary, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM) could apply diesel fuel tax credits it earned to a variety of its federal tax obligations, including income taxes, payroll taxes and value added taxes. In 2003, FCCM utilized approximately $3.3 million in such fuel tax credits. However, in January 2004, Mexican tax authorities issued a ruling that allows railroads to apply these tax credits only to income tax related obligations. Company personnel are working with Secretary of Communications and Transportation and Mexican tax authorities to attempt to change the recent tax ruling, but the Company can offer no assurance that it will be successful. It this ruling were to hold, FCCM would face additional annual cash payment obligations for the next few years until it generates sufficient taxable income to utilize such credits. This additional burden will make it more difficult for FCCM and Servicios to satisfy their debt obligations and increases the likelihood that the Company will have to fund all or a portion of its funding obligation.

Supplemental Information — North America

     Free Cash Flow Description and Discussion – The Company views Free Cash Flow as an important financial measure of how well it is managing its assets. Subject to the limitations discussed below, Free Cash Flow is a useful indicator of cash flow that may be available for discretionary use by the Company. Free Cash Flow is defined as Net Cash Provided by Operating Activities less Net Cash Used in Investing Activities, excluding the Cost of Acquisitions. Key limitations of the Free Cash Flow measure include the assumptions that the Company will be able to refinance its existing debt when it matures with new debt, and meet other cash flow obligations from financing activities, such as required dividend payments and principal payments on debt. Free Cash Flow is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of cash flow determined in accordance with Generally Accepted Accounting Principles.

     The following table sets forth reconciliation for Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended
	March 31,
	2004	2003
Net cash provided by operating activities	$18,002	$14,028
Net cash used in investing activities	(5,164)	(1,875)
Cash used for acquisitions	—	—

Free cash flow	$12,838	$12,153

     Impact of Foreign Currencies on Operating Revenues – In the quarter ending March 31, 2004, foreign currency translation had a positive impact on consolidated revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

Total Revenues
(dollars in thousands)

		Three Months ended March 31,
	2004			2003
		Currency	Revenues Less
	As Reported	Translation Impact	Currency Impact	As Reported
U.S. Operating Revenues	$53,157	n/a	$53,157	$42,056
Canada Operating Revenues	11,781	$1,485	10,296	9,236
Mexico Operating Revenues	7,465	(128)	7,593	7,570

Total Operating Revenues	$72,403	$1,357	$71,046	$58,862

Supplemental Information — Australian Railroad Group

     ARG’s Free Cash Flow is defined as net cash provided by operating activities, less net cash used in investing activities, excluding the cash transfer to (from) restricted funds. The prior discussion concerning the usefulness and limitations associated with the Company’s Free Cash Flow also apply to the discussion of ARG’s Free Cash Flow other than as a shareholder, and any dividend or distribution of cash by ARG must be approved by ARG’s board of directors, the Company and the Company’s 50/50 partner, Wesfarmers. The following table sets forth a reconciliation of ARG’s net cash provided by operating activities to its Free Cash Flow:

	Three Months Ended
	March 31,
	2004	2003
Net cash provided by operating activities	$18,521	$12,426
Net cash used in investing activities	(11,181)	(3,059)
Cash transfer to restricted funds(a)	—	531

Free cash flow	$7,340	$9,898

(a)	Cash transfer to restricted funds represents cash deposited in an escrow account for pre-approved capital expenditures.

     Impact of Foreign Currency on ARG’s Operating Revenues – In the quarter ending March 31, 2004, foreign currency translation had a positive impact on ARG’s operating revenues due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

ARG Operating Revenues
(U.S. dollars in thousands)

		Three Months Ended March 31,
	2004			2003
		Currency	Revenues Less
	As Reported	Translation Impact	Currency Impact	As Reported
Operating Revenues	$82,353	$18,301	$64,052	$53,360

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At March 31, 2004 and December 31, 2003, the notional amount under these agreements was $58.2 million and $60.6 million, respectively and the fair value of these interest rate swaps was a negative $2.7 million and $2.2 million, respectively.

     During 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, all but one of which have expired. The remaining option expires in September 2004, and gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.61 Mexican Pesos to the U.S. Dollar. The Company paid an up-front premium for this option of $49,000 in the quarter ended March 31, 2003. At March 31, 2004 and December 31, 2003, the notional amount under exchange rate options was $2.6 million and $5.3 million, respectively. At March 31, 2004 and December 31, 2003, the fair value of exchange rate currency options was $6,000 and $15,000, respectively.

ITEM 4.   Controls And Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   Other Information

ITEM 1.   Legal Proceedings

     On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April of 1999 to the Company of their ownership interests in certain of the Company’s Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of the Company’s Class A Common Stock at an exercise price of $2.56 per share if certain of the Company’s Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. The Company has determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years, and it intends to vigorously defend this lawsuit.

     In addition, the Company is a defendant in certain lawsuits resulting from its operations. The Company believes that it has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, the Company believes that the ultimate liability, if any, will not be material to its operating results, financial condition or liquidity.

ITEM 2.   Changes in Securities and Use of Proceeds

     On March 15, 2004, the Company completed a three-for-two common stock split in the form of a 50% stock dividend distributed to stockholders of record as of February 27, 2004. This stock split required an amendment to the Company’s charter to increase the number of authorized shares (1) of Class A Common Stock, par value $.01 per share, from 30,000,000 to 90,000,000, (2) of Class B Common Stock, par value $.01 per share, from 5,000,000 to 15,000,000 and (3) of Preferred Stock, par value $.01 per share, from 1,000,000 to 3,000,000. Following the filing and effectiveness of the Restated Certificate of Incorporation, the Company has authority to issue a total number of 108,000,000 shares.

     There were no issuer or affiliated purchaser stock repurchases made in the quarter covered by this Report.

ITEM 3.   Defaults Upon Senior Securities — None

ITEM 4.   Submission of Matters to a Vote of Security Holders — None

ITEM 5.   Other Information

     Registration Statement - On May 3, 2004, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission relating to a proposed public offering of 3,358,303 shares of its Class A Common Stock. These shares will be offered by The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co. and will be issued by the Company upon the conversion by The 1818 Fund III, L.P. of 22,886 shares of the Company’s outstanding Series A Preferred Stock. Certain of the Company’s stockholders have granted the underwriters a 30-day option to purchase up to an additional 503,745 shares of Class A Common Stock to cover any over-allotments, with The 1818 Fund III, L.P. accounting for 310,175 shares and certain management stockholders accounting for the remaining 193,570 shares. The Company will receive no proceeds from the offering.

ITEM 6.   Exhibits and Reports on Form 8-K

(A).	EXHIBITS — SEE INDEX TO EXHIBITS

(B)	REPORTS ON FORM 8-K

	(a)	Report dated January 7, 2004 reporting on Item 2. Acquisition or Disposition of Assets and Regulation FD Disclosure. This report furnished the Company’s press release regarding the acquisition of three railroads from Georgia-Pacific Corporation.

	(b)	Report dated March 8, 2004 reporting on Item 5. Other Events and Regulation FD Disclosure. This report furnished the Company’s press release regarding its Chairman and Chief Executive Officer entering into a Variable Prepaid Forward transaction.

INDEX TO EXHIBITS

(11.1)	Statement re: computation of per share earnings

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

(32.1)	Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.
Date: May 7, 2004	By:	/s/ John C. Hellmann Name: John C. Hellmann Title: Chief Financial Officer
Date: May 7, 2004	By:	/s/ James M. Andres Name: James M. Andres Title: Chief Accounting Officer and Global Controller
Date: May 7, 2004	By:	/s/ Alan R. Harris Name: Alan R. Harris Title: Senior Vice President and Chief Accounting Officer (Retiring June 2004)