Form 10-Q
period 2004-06-30
GENESEE & WYOMING INC
filed 2004-08-09
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended June 30, 2004 Commission File No. 001-31456

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

         Shares of common stock outstanding as of the close of business on July 27, 2004:

Class	Number of Shares Outstanding
Class A Common Stock	24,221,761
Class B Common Stock	2,650,122

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

[X] YES [  ] NO

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES	$74,062	$62,937	$146,464	$121,798

OPERATING EXPENSES:
Transportation	23,360	20,905	48,026	41,752
Maintenance of ways and structures	7,599	6,963	14,486	13,101
Maintenance of equipment	11,048	9,157	22,729	18,153
General and administrative	13,720	11,032	26,693	22,199
Net loss (gain) on sale and impairment of assets	—	175	(94)	176
Depreciation and amortization	4,754	3,843	9,484	7,568

Total operating expenses	60,481	52,075	121,324	102,949

INCOME FROM OPERATIONS	13,581	10,862	25,140	18,849
Interest expense	(2,283)	(2,167)	(4,718)	(4,510)
Other income, net	231	386	425	713

Income before income taxes and equity earnings	11,529	9,081	20,847	15,052
Provision for income taxes	4,351	3,702	7,984	5,875

Income before equity earnings	7,178	5,379	12,863	9,177
Equity in net income of international affiliates:
Australian Railroad Group	3,475	2,130	7,217	4,144
South America	183	186	223	(91)

Net income	$10,836	$7,695	$20,303	$13,230

Net income available to common stockholders — Basic	$9,580	$6,252	$17,310	$10,674

Net income available to common stockholders — Diluted	$10,658	$7,402	$19,824	$12,644

Basic earnings per Class A common share	$0.44	$0.31	$0.82	$0.54

Weighted average Class A shares — Basic	21,726	19,938	21,051	19,879

Diluted earnings per common share	$0.39	$0.28	$0.72	$0.47

Weighted average shares — Diluted	27,544	26,707	27,490	26,650

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$8,450	$11,118
Accounts receivable, net	54,899	54,656
Materials and supplies	5,879	5,204
Prepaid expenses and other	7,275	6,204
Deferred income tax assets, net	3,528	3,010

Total current assets	80,031	80,192

PROPERTY AND EQUIPMENT, net	315,863	315,345
INVESTMENT IN UNCONSOLIDATED AFFILIATES	118,618	117,664
GOODWILL	24,466	24,522
INTANGIBLE ASSETS, net	78,402	79,357
OTHER ASSETS, net	10,552	10,093

Total assets	$627,932	$627,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,409	$6,589
Accounts payable	61,758	57,472
Accrued expenses	16,741	13,902

Total current liabilities	84,908	77,963

LONG-TERM DEBT, less current portion	127,633	151,433
DEFERRED INCOME TAX LIABILITIES, net	45,495	41,840
DEFERRED ITEMS—grants from governmental agencies	42,704	42,667
DEFERRED GAIN—sale/leaseback	3,641	3,982
OTHER LONG-TERM LIABILITIES	14,083	14,843
MINORITY INTEREST	3,467	3,365
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (converted June 2004 into 3,668,478 shares at $6.81 per share of Class A Common Stock)	—	23,994
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 27,740,265 and 23,697,287 shares issued and 24,208,813 and 20,167,875 shares outstanding (net of 3,531,452 and 3,529,412 shares in treasury) on June 30, 2004 and December 31, 2003, respectively	277	237
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,650,122 shares issued and outstanding on June 30, 2004 and December 31, 2003	27	27
Additional paid-in capital	158,855	131,890
Retained earnings	150,737	130,913
Accumulated other comprehensive income	8,734	16,599
Less treasury stock, at cost	(12,629)	(12,580)

Total stockholders’ equity	306,001	267,086

Total liabilities and stockholders’ equity	$627,932	$627,173

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,303	$13,230
Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	9,484	7,568
Deferred income taxes	2,929	4,128
(Gain) loss on disposition of property	(94)	176
Equity in net income of international affiliates	(7,440)	(4,053)
Minority interest expense	102	67
Tax benefit realized upon exercise of stock options	956	648
Changes in assets and liabilities —
Accounts receivable	(605)	3,922
Materials and supplies	(744)	(493)
Prepaid expenses and other	(1,138)	1,496
Accounts payable and accrued expenses	7,263	(4,181)
Other assets and liabilities, net	(305)	558

Net cash provided by operating activities	30,711	23,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(11,561)	(7,135)
Locomotive upgrade project	—	(97)
Dividend from unconsolidated international affiliate	—	132
Proceeds from disposition of property, including sale-leaseback	294	526

Net cash used in investing activities	(11,267)	(6,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(99,407)	(71,743)
Proceeds from issuance of long-term debt	76,300	55,000
Net proceeds from employee stock purchases	1,937	1,414
Dividends paid on Redeemable Convertible Preferred Stock	(411)	(500)

Net cash used in financing activities	(21,581)	(15,829)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(531)	638

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,668)	1,301
CASH AND CASH EQUIVALENTS, beginning of period	11,118	11,028

CASH AND CASH EQUIVALENTS, end of period	$8,450	$12,329

CASH PAID DURING PERIOD FOR:
Interest	$4,767	$4,023
Income taxes	$1,413	$1,044

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2004 and 2003, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. As discussed in Note 3, the Company adopted EITF 03-06 which provides new guidance for the calculation of Basic and Diluted Earnings Per Share. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Form 10-K. Certain prior period balances have been reclassified to conform to the 2004 presentation.

2. EXPANSION OF OPERATIONS:

     On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, and collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of the severance program, $1.0 million at December 31, 2003, is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs has been determined to be an intangible asset and approximately $27.1 million of the purchase price has been allocated to this asset. This TSA asset is being amortized on a straight-line basis over a 30 year life, which is the expected life of the plant being served, beginning January 1, 2004. No value was assigned to the other TSA. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

     The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions, including the number of employees and actual cash payments for severance:

Schedule of Acquisition Restructuring Activity

Three Months Ended
June 30,
2004
Number of Employees:
Number of planned terminations related to 2003 acquisitions — beginning of period	9
Additions to planned terminations during the period	1

Actual number of employees terminated during the period	8
Number of remaining planned terminations as of the end of the period	2

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions in 2003 — beginning of period — March 31, 2004	$645,000
Additions to liability reserve during the period	89,000
Cash payments during the period	555,000

Balance at end of period	$179,000

For U.S. tax purposes, the Company has made elections under Internal Revenue Code Section 338 to treat the GP Railroads as a purchase of assets.

Pro Forma Financial Results

     The following table summarizes the Company’s pro forma operating results for the three-month and six-month periods ended June 30, 2003, as if the GP Railroads had been acquired as of the beginning of 2003. Actual results for the three-month and six-month periods ended June 30, 2004 are presented for comparison purposes (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Actual	Pro forma	Actual	Pro forma
	2004	2003	2004	2003
Operating revenues	$74,062	$67,061	$146,464	$130,478
Net income	10,836	7,878	20,303	13,463
Basic earnings per share	$0.44	$0.32	$0.82	$0.55
Diluted earnings per share	$0.39	$0.29	$0.72	$0.48

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

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerators:
Net income	$10,836	$7,695	$20,303	$13,230
Preferred Stock dividends and accretion	178	293	479	586
Net income allocated to participating preferred stockholders	1,078	1,150	2,514	1,970

Net income available to Class A Common stockholders — Basic	$9,580	$6,252	$17,310	$10,674

Net income allocated to participating preferred stockholders	1,078	1,150	2,514	1,970

Net income available to Class A Common stockholders — Diluted	$10,658	$7,402	$19,824	$12,644

Denominators:
Weighted average Class A Common Shares outstanding — Basic	21,726	19,938	21,051	19,879
Weighted average Mandatory Redeemable Convertible Preferred Stock (converted to class A common stock in the second quarter of 2004)	2,445	3,668	3,057	3,668
Weighted average Class B Common Shares outstanding	2,689	2,708	2,698	2,708
Dilutive effect of employee stock options	684	393	684	395

Weighted average shares — Dilutive	27,544	26,707	27,490	26,650

Income per common share:
Basic	$0.44	$0.31	$0.82	$0.54

Diluted	$0.39	$0.28	$0.72	$0.47

Stock Split

     On February 11, 2004, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 15, 2004 to stockholders of record as of February 27, 2004. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

Public Offering of Class A Common Stock through Conversion of Class A Preferred Stock

     On June 1, 2004, upon the conversion by The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co., of 22,886 shares of the Company’s then outstanding Series A Preferred Stock, the Company issued 3,358,303 shares of its Class A Common Stock to The 1818 Fund III, L.P., and these shares were sold in a secondary public offering. Certain of the Company’s stockholders granted the underwriters of the offering a 30-day option to purchase up to an additional 503,745 shares of Class A Common Stock to cover any over-allotments. The 1818 Fund III, L.P. accounted for 310,175 of such shares, all of which were sold, and certain management stockholders accounted for the remaining 193,570 shares, all of which were sold. The Company incurred $523,000 of costs in the second quarter of 2004 related to this offering. The Company received no proceeds from the secondary offering.

Emerging Issues Task Force (EITF):

Issue No. 03-06 — “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”

     During the second quarter the Company adopted EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” that provides additional guidance related to the calculation of earnings per share under SFAS No. 128, “Earnings per Share,” which includes application of the “two-class” method in computing earnings per share, identification of participating securities, and requirements for the allocation of undistributed earnings (and losses) to participating securities.

     EITF 03-06 is effective for the quarter ending June 30, 2004 and requires retroactive restatement for all periods presented. The calculation for basic EPS now excludes the Company’s Class B Common Stock from the denominator and includes the share equivalents of the Series A Preferred Stock for periods prior to its conversion. The diluted EPS calculation is now calculated on net income less Series A Preferred Stock dividends and accretion in the numerator. As a result of the retroactive restatement, the adoption of EITF 03-06 reduced basic and diluted EPS by $.02 and $.01, respectively for the three months ended June 30, 2003 and $.02 and $.02, respectively for the six months ended June 30, 2003.

Dividends

     At the discretion of the Board of Directors, the Company can declare dividends to holders of Class A Common Stock. In the event that dividends are declared (other than stock dividends) to holders of Class B Common Stock, holders of Class A Common Stock would be entitled to dividends at least ten percent greater. In the event of a dividend other than a Regular Dividend as defined in the Certificate of Incorporation, holders of the previously issued Series A Preferred Stock would have also been entitled to equivalent dividends based on the number of common shares convertible, prior to the June 2004 conversion.

4. EQUITY INVESTMENTS

Australian Railroad Group

     Australian Railroad Group Pty. Ltd. (ARG) is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the equity in net income of international affiliates section in the accompanying consolidated statements of income. The following are U.S. GAAP condensed balance sheets of ARG as of June 30, 2004 and December 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of June 30, 2004	$0.70
As of December 31, 2003	$0.75
Average for the three months ended June 30, 2004	$0.72
Average for the three months ended June 30, 2003	$0.64
Average for the six months ended June 30, 2004	$0.74
Average for the six months ended June 30, 2003	$0.62

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,977	$26,618
Accounts receivable, net	47,182	47,764
Materials and supplies	10,195	10,033
Prepaid expenses and other	5,740	3,069

Total current assets	96,094	87,484
PROPERTY AND EQUIPMENT, net	453,905	478,808
DEFERRED INCOME TAX ASSETS, net	71,552	80,193
OTHER ASSETS, net	7,535	5,476

Total assets	$629,086	$651,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,938	$42,310
Current income tax liabilities	148	—

Total current liabilities	45,086	42,310
LONG-TERM BANK DEBT	342,657	367,892
DEFERRED INCOME TAX LIABILITIES, net	16,148	14,271
OTHER LONG-TERM LIABILITIES	1,911	2,031
FAIR VALUE OF INTEREST RATE SWAPS	7,510	9,133
SUBORDINATED NOTES TO STOCKHOLDERS	10,769	11,562

Total non-current liabilities	378,995	404,889
REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	15,100	16,212
TOTAL STOCKHOLDERS’ EQUITY	189,905	188,550

Total liabilities and stockholders’ equity	$629,086	$651,961

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Income
(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating revenues	$81,717	$59,912	$164,070	$113,272

Operating expenses	65,257	46,574	129,970	87,607
Restructuring costs	—	—	—	267

Total operating expenses	65,257	46,574	129,970	87,874

Income from operations	16,460	13,338	34,100	25,398
Interest expense	(6,855)	(7,633)	(14,203)	(14,697)
Other income, net	338	779	741	1,538

Income before income taxes	9,943	6,484	20,638	12,239
Provision for income taxes	2,994	2,224	6,206	3,951

Net income	$6,949	$4,260	$14,432	$8,288

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,432	$8,288
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	13,097	10,875
Deferred income taxes	6,367	5,265
Net loss (gain) on sale and impairment of assets	471	(633)
Changes in assets and liabilities	(3,675)	(4,320)

Net cash provided by operating activities	30,692	19,475

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,883)	(12,003)
Proceeds from disposition of property and equipment	835	2,716
Transfer to restricted funds on deposit	—	(3,396)

Net cash used in investing activities	(22,048)	(12,683)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(2,285)	1,809

INCREASE IN CASH AND CASH EQUIVALENTS	6,359	8,601
CASH AND CASH EQUIVALENTS, beginning of period	26,618	5,882

CASH AND CASH EQUIVALENTS, end of period	$32,977	$14,483

South America

     Ferroviaria Oriental S.A. (Oriental) is a company which is 22.89%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the equity in net income of international affiliates section in the accompanying consolidated statements of income. Oriental has a U.S. functional currency and the following condensed results of operations for the three-month and six-month periods ended June, 2004 and 2003 are based on accounting principles generally accepted in the United States (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating revenues	$7,851	$6,667	$14,490	$11,420
Net income	1,705	1,325	2,737	1,336

Condensed balance sheet information for Oriental as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Current assets	$10,380	$14,374
Non-current assets	56,792	55,237

Total assets	$67,172	$69,611

Current liabilities	4,858	5,617
Non-current liabilities	5,097	4,702
Senior debt	1,665	1,568
Shareholders’ equity	55,552	57,724

Total liabilities and shareholders’ equity	$67,172	$69,611

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $249,000 and $141,000 for the three months and $456,000 and $288,000 for the six months ended June 30, 2004 and 2003, respectively, and is included in the Company’s equity income reported for South America for the three-month and six-month periods ended June 2004 and 2003, respectively.

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

     If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would write-off its investment in Oriental held through GWC, which on June 30, 2004 amounted to $272,000. Because the $12.0 million of debt is serviced by the income generated by GWC, the Company’s loss of the 12.52% equity interest in Oriental would not have a material adverse impact on the Company’s future equity income. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. The Company generates substantially all of its equity income through the 10.37% ownership interest.

     Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

5. COMMITMENTS AND CONTINGENCIES:

     Legal Proceedings — On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April of 1999 to the Company of their ownership interests in certain of the Company’s Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of the Company’s Class A Common Stock at an exercise price of $2.56 per share if certain of the Company’s Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. The Company has determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years, and it intends to vigorously defend this lawsuit.

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

6. COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three-month and six-month periods ended June, 2004 and 2003 (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Net income	$10,836	$7,695

Other comprehensive income (loss):
Foreign currency translation adjustments Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (benefit) of $674 and ($517), respectively Net unrealized gains (losses) on qualifying cash	(11,109)	12,725
flow hedges of Australian Railroad Group, net of	1,099	(776)
tax (benefit) of $427 and ($362), respectively	1,423	(1,046)

Comprehensive income	$2,249	$18,598

	Six Months Ended
	June 30,
	2004	2003
Net income	$20,303	$13,230
Other comprehensive income (loss):
Foreign currency translation adjustments Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (benefit) of $438 and (505), respectively Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of tax	(9,178)	18,322
(benefit) of $256 and ($801), respectively	716	(758)
Minimum pension liability adjustment, net of benefit of	598	(1,871)
$0 and ($186), respectively	—	(435)

Comprehensive income	$12,439	$28,488

The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of June 30, 2004, and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Net accumulated foreign currency translation adjustments	$12,660	$21,839
Net unrealized (losses) on qualifying cash flow hedges Net unrealized (losses) on qualifying cash flow hedges of Australian Railroad Group	(704)	(1,420)
Net unrealized minimum pension liability adjustment,	(2,598)	(3,196)
net of tax	(624)	(624)
Accumulated other comprehensive income as reported	$8,734	$16,599

7. GEOGRAPHIC AREA INFORMATION:

     The table below sets forth the Company’s geographic area data for its consolidated operations for the three-month and six-month periods ended June 30, 2004 and 2003:

Geographic Area Data

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Operating Revenues:
United States	$56,178	$44,962	$109,742	$87,404
Canada	10,071	9,509	21,443	18,360
Mexico	7,813	8,466	15,279	16,034

Total operating revenues	$74,062	$62,937	$146,464	$121,798

	As of
Long-lived assets located in:	June 30, 2004
United States	$455,101
Canada	55,466
Mexico	37,334

Total long-lived assets	$547,901

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

     Accounting for Derivative Financial Instruments

Interest Rate Risk

     The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income in interest expense.

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At June 30, 2004 and December 31, 2003, the notional amount under these agreements was $57.9 million and $60.6 million, respectively and the fair value of these interest rate swaps was a negative $1.1 million and $2.2 million, respectively.

Foreign Currency Exchange Rate Risk

     The Company uses purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges. In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income in interest expense.

     During 2004 and 2003, the Company entered into various exchange rate options that establishes exchange rates for converting Mexican Pesos to U.S. Dollars, two of which were outstanding as of June 30, 2004. One of these options, which expires in September 2004, gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.61 Mexican Pesos to the U.S. Dollar. The other option, which expires in March 2005, gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 13.34 Mexican Pesos to the U.S. Dollar. The Company paid up-front premiums for these options of $49,000 and $28,000 in the quarters ended September 30, 2003, and June 30, 2004, respectively. At June 30, 2004 and December 31, 2003, the notional amount under exchange rate options was $4.7 million and $5.3 million, respectively. At June 30, 2004 and December 31, 2003, the fair value of currency exchange rate options was $19,000 and $17,000, respectively.

9. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

     Acquired intangible assets are as follows (in thousands):

INTANGIBLE ASSETS:	June 30, 2004			December 31, 2003
	Gross			Gross
Amortizable intangible	Carrying	Accumulated		Carrying	Accumulated	Net
assets:	Amount	Amortization	Net Assets	Amount	Amortization	Assets
Chiapas-Mayab Operating License (Mexico)	$6,856	$1,084	$5,772	$7,058	$999	$6,059
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	431	10,135	10,566	216	10,350
Transportation Services Agreement (GP Railroads)	27,055	451	26,604	27,055	—	27,055
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	80,368	1,966	78,402	80,570	1,213	79,357

OTHER ASSETS:
Deferred financing costs	6,701	2,451	4,250	6,607	1,841	4,766
Other assets	6,364	62	6,302	5,370	43	5,327

Total Other Assets	13,065	2,513	10,552	11,977	1,884	10,093

Total Intangible and Other Assets	$93,433	$4,479	$88,954	$92,547	$3,097	$89,450

     The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican Pesos to U.S. Dollars at different periods.

     On July 23, 2003 as a result of a settlement agreement with Commonwealth Edison Company, the Company amended and restated the Service Assurance Agreement and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on the Company’s estimate that the useful life of the coal-fired electricity generation plant to which the Company provides service will be in service through 2027. Prior to the settlement date, upon adoption of SFAS No. 142, the Service Assurance Agreement was determined to have an indefinite useful life and therefore was not subject to amortization.

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

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2004	December 31, 2003
Goodwill:
Balance at beginning of period	$24,522	$24,174
Goodwill acquired during period	—	—
Amortization	—	—
Currency translation adjustment	(56)	348
Impairment losses	—	—

Balance at end of period	$24,466	$24,522

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost

Three months ended June 30

			Other
			Retirement
	Pension		Benefits
	2004	2003	2004	2003
Service cost	$57	$45	$28	$25
Interest cost	53	48	68	69
Expected return on plan assets	(32)	(23)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of (gain) loss	6	3	21	5

Net periodic benefit cost	$120	$109	$117	$99

Six months ended June 30

			Other
			Retirement
	Pension		Benefits
	2004	2003	2004	2003
Service cost	$114	$90	$55	$50
Interest cost	107	96	137	139
Expected return on plan assets	(65)	(45)	—	—
Amortization of transition liability	71	71	—	—
Amortization of prior service cost	—	—	—	—
Amortization of (gain) loss	13	7	42	10

Net periodic benefit cost	$240	$219	$234	$199

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $216,701 to its pension plan in 2004. As of June 30, 2004, $135,385 of contributions have been made. The Company presently anticipates contributing an additional $81,316 to fund its pension plan in 2004 for a total of $216,701.

11. RECENTLY ISSUED ACCOUNTING STANDARDS:

Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 0f 2003

     In May 2004, the Financial Accounting Standards Board (FASB) recently issued the following FASB issued Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” FSP 106-2. FSP 106-2 provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FSP 106-2 is effective for the third quarter 2004, which begins on July 1, 2004. Accordingly, an actuarial assessment is being prepared to evaluate the potentially positive effects of FSP 106-2 on the Company’s postretirement benefit plans and its Consolidated Financial Statements.

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

Forward-Looking Statements

     This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of the Company’s operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which the Company is subject; general economic and business conditions; and additional risks associated with the Company’s foreign operations. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in the Company’s 2003 Form 10-K under “Risk Factors.” The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program. The aggregate cost of the severance program, $1.0 million, is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs was determined to be an intangible asset and approximately $27.1 million of the GP Railroads’ purchase price was allocated to this asset. This TSA asset is being amortized on a straight-line basis over a 30 year life, which is the expected life of the plant being served, beginning January 1, 2004. No value was assigned to the other TSA. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

   Operating Revenues

     Operating revenues (which exclude revenues from the Company’s equity investments) were $74.1 million in the quarter ended June 30, 2004 compared to $62.9 million in the quarter ended June 30, 2003, an increase of $11.2 million or 17.7%. The increase was attributable to $6.2 million in revenues from the new GP Railroads and $5.0 million in revenues from existing operations. The $11.2 million increase in operating revenues consisted of $8.8 million in freight revenues of which $4.8 million was from the new GP Railroads and $4.0 million was from existing operations, and $2.4 million in non-freight revenues of which $1.4 million was from the new GP Railroads and $1.0 million was from existing operations. The $5.0 million increase on existing operations was primarily attributable to $4.0 million in freight revenues which mainly consisted of a $1.9 million increase in coal, coke and revenue in the Company’s Illinois, Utah and New York-Pennsylvania Regions, a $686,000 net increase in revenue from metals, a $481,000 net increase in revenue from chemicals and plastics, and a $1.0 million increase in switching revenues in the Company’s Rail Link Region. The following table compares freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2004 and 2003:

Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended June 30, 2004 and 2003
(dollars in thousands, except average per carload)

									Average
									Freight
	Freight Revenues				Carloads				Revenues
		% of		% of		% of		% of	Per Carload
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003
Coal, Coke & Ores	$12,062	21.6%	$9,805	20.8%	49,259	31.3%	40,132	29.9%	$245	$244
Pulp & Paper	9,770	17.5%	7,943	16.8%	23,206	14.7%	19,105	14.3%	421	416
Lumber & Forest Products	6,327	11.3%	4,580	9.7%	19,428	12.3%	14,777	11.0%	326	310
Petroleum Products	6,134	11.0%	6,183	13.1%	8,185	5.2%	7,707	5.8%	749	802
Minerals & Stone	5,693	10.2%	5,821	12.3%	15,728	10.0%	14,672	10.9%	362	397
Metals	5,450	9.7%	4,678	9.9%	17,530	11.1%	16,528	12.3%	311	283
Chemicals & Plastics	4,103	7.3%	2,856	6.1%	7,808	5.0%	5,958	4.4%	525	479
Farm & Food Products	2,947	5.3%	2,599	5.5%	6,914	4.4%	6,591	4.9%	426	394
Autos & Auto Parts	1,854	3.3%	1,706	3.6%	4,213	2.7%	4,234	3.2%	440	403
Intermodal	630	1.1%	431	0.9%	1,736	1.1%	1,692	1.3%	363	255
Other	937	1.7%	551	1.3%	3,455	2.2%	2,612	2.0%	271	211

Total	$55,907	100.0%	$47,153	100.0%	157,462	100.0%	134,008	100.0%	355	352

     Total carloads were 157,462 in the quarter ended June 30, 2004 compared to 134,008 in the quarter ended June 30, 2003, an increase of 23,454, or 17.5%. The increase consisted of 12,455 from the new GP Railroads and 10,999 from existing operations due largely to an increase of 8,084 from carloads of coal, coke and ores in the

Company’s Illinois, Utah and New York-Pennsylvania Regions, a net increase of 1,056 from carloads of minerals and stone, a net increase of 777 from carloads of metals and a net increase of 2,130 from carloads of all other commodities combined, offset by a net decrease of 1,048 carloads from pulp and paper primarily in the Company’s Oregon and New York-Pennsylvania Regions. The net increase of 1,056 carloads from minerals and stone consisted of an increase of 971 carloads in the Company’s Canada Region and a net increase of 809 carloads in the Company’s combined US Regions, offset by a decrease of 724 carloads in the Company’s Mexico Region. The net increase of 777 from carloads of metals consisted of an increase of 1,928 from carloads in the Company’s New York-Pennsylvania Region offset by a net decrease of 1,151 from carloads in all other regions combined. Average revenue per carload increased slightly to $355 in the quarter ended June 30, 2004, compared to $352 per carload in the quarter ended June 30, 2003, an increase of 0.9%.

     Non-freight revenues were $18.2 million in the quarter ended June 30, 2004 compared to $15.8 million in the quarter ended June 30, 2003, an increase of $2.4 million or 15.0%. The $2.4 million increase was attributable to $1.5 million of non-freight revenues from the new GP Railroads of which $906,000 was car hire revenue, and a net increase of $883,000 from existing operations. The net increase of $883,000 from existing operations consisted of a $1.3 million increase in switching primarily in the Rail Link Region, offset by a net decrease of $414,000 from all other non-freight revenues combined. The following table compares non-freight revenues for the quarters ended June 30, 2004 and 2003:

Non-Freight Revenues Comparison
Quarters Ended June 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad and industrial switching	$9,644	53.1%	$8,335	52.8%
Car hire and rental income	2,657	14.6%	1,722	10.9%
Car repair services	1,494	8.2%	1,056	6.7%
Other operating income	4,360	24.1%	4,671	29.6%

Total non-freight revenues	$18,155	100.0%	$15,784	100.0%

Operating Expenses

     Operating expenses were $60.5 million in the quarter ended June 30, 2004, compared to $52.1 million in the quarter ended June 30, 2003, an increase of $8.4 million or 13.9%. The increase was attributable to $3.8 million in operating expenses from the new GP Railroads and an increase of $4.6 million in operating expenses from existing operations. The following table sets forth a comparison of the Company’s operating expenses in the quarters ended June 30, 2004 and 2003:

Operating Expense Comparison
Quarters Ended June 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$24,950	33.7%	$21,933	34.8%
Equipment rents	6,334	8.6%	4,302	6.8%
Purchased services	4,498	6.1%	4,913	7.8%
Depreciation and amortization	4,754	6.4%	3,843	6.1%
Diesel fuel	5,646	7.6%	4,449	7.1%
Casualties and insurance	3,653	4.9%	3,328	5.3%
Materials	3,611	4.9%	3,969	6.3%
Net loss on sale and impairment of assets	—	0.0%	175	0.3%
Other expenses	7,035	9.5%	5,163	8.2%

Total operating expenses	$60,481	81.7%	$52,075	82.7%

     Labor and benefits expense was $24.9 million in the quarter ended June 30, 2004 compared to $21.9 million in the quarter ended June 30, 2003, an increase of $3.0 million or 13.8%. The increase was attributable to $1.3 million in labor and benefits expense from the new GP Railroads and an increase of $1.7 million from existing operations. The increase from existing operations was due to a $1.3 million increase in labor and benefits expense related to increased freight shipments and regular wage increases and $389,000 related to revised executive benefit plans.

     Equipment rents were $6.3 million in the quarter ended June 30, 2004 compared to $4.3 million in the quarter ended June 30, 2003, an increase of $2.0 million or 47.2%. The increase was attributable to $978,000 in freight car operating lease and car hire expense from the new GP Railroads and an increase of $1.0 from existing operations primarily due to car hire expense from increased freight shipments.

     Depreciation and amortization expense was $4.8 million in the quarter ended June 30, 2004 compared to $3.8 million in the quarter ended June 30, 2003, an increase of $911,000 or 23.7%. The increase was attributable to $566,000 from the new GP Railroads and an increase of $345,000 from existing operations including $107,000 related to the Amended and Restated Service Assurance Agreement which the Company began amortizing in July 2003.

     Diesel fuel expense was $5.6 million in the quarter ended June 30, 2004 compared to $4.4 million in the quarter ended June 30, 2003, an increase of $5.5 million or 24.2%. The increase was attributable to $122,000 from the new GP Railroads and an increase of $1.1 million on existing operations primarily due to a 17.0% increase in the consolidated average price per gallon and increased consumption due to carload increases.

     All other expenses combined were $18.8 million in the quarter ended June 30, 2004 compared to $17.5 million in the quarter ended June 30, 2003, an increase of $1.2 million or 7.1%. The increase was attributable to $958,000 from the new GP Railroads and $291,000 from existing operations. The increase of $291,000 was primarily due to $523,000 of costs related to the Company’s public offering (See Note 3 to Consolidated Financial Statements).

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 81.7% in the quarter ended June 30, 2004 from 82.7% in the quarter ended June 30, 2003 due to the performance of both the Company’s existing and recently acquired railroads.

Interest Expense

     Interest expense was $2.3 million in the quarter ended June 30, 2004 compared to $2.2 million in the quarter ended June 30, 2003, an increase of $116,000, or 5.4%.

Other Income, Net

     Other income, net in the quarter ended June 30, 2004, was $231,000 compared to $386,000 in the quarter ended June 30, 2003, a decrease of $155,000. Other income, net consists primarily of exchange rate transaction gains (losses) from foreign dollar-denominated cash accounts and interest income.

   Income Taxes

     The Company’s effective income tax rate in the quarter ended June 30, 2004 was 37.7% compared to 40.8% in the quarter ended June 30, 2003. The decrease was primarily attributable to a decrease in the effective tax rate for the Company’s Canada and Mexico Regions. Canada’s rate reduction was due to a decrease in the statutory rate. In Mexico, for tax purposes, the Company’s subsidiaries recognize exchange gain or loss on their US dollar based assets and liabilities. As a result, the depreciation of the Mexican peso compared to the US dollar in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 resulted in a lower effective tax rate.

   Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net were $3.7 million in the quarter ended June 30, 2004, compared to $2.3 million in the quarter ended June 30, 2003, an increase of $1.4 million. Equity earnings in the quarter ended June 30, 2004, consisted of $3.5 million from Australian Railroad Group and $183,000 from South America affiliates. Equity earnings in the quarter ended June 30, 2003, consisted of $2.1 million from Australian Railroad Group and $186,000 from South America affiliates. See additional information regarding ARG’s financial results in Supplemental Information – Australian Railroad Group.

   Net Income and Earnings Per Share

     The Company’s net income in the quarter ended June 30, 2004 was $10.8 million compared to net income of $7.7 million in the quarter ended June 30, 2003, an increase of $3.1 million. The increase in net income was the result of an increase in net income from operations of $1.8 million and an increase in equity in net income of unconsolidated international affiliates of $1.3 million.

     Basic Earnings Per Share in the quarters ended June 30, 2004 and 2003 were $0.44 and $0.31 respectively, on weighted average shares of 21.7 million and 19.9 million respectively. Diluted Earnings Per Share in the quarters ended June 30, 2004 and 2003 were $0.39 and $0.28 respectively, on weighted average shares of 27.5 million and 26.7 million respectively.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2004, the average currency translation rate for the quarter ended June 30, 2004 was 12.5% more favorable than the rate for the quarter ended June 30, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended June 30, 2004 and 2003, the Company recorded $3.5 million and $2.1 million, respectively, of equity earnings in the equity in net income of international affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income.

Freight Revenues

Australian Railroad Group
Freight Revenues and Carloads by Commodity Group
Quarters Ended June 30, 2004 and 2003
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Grain	$25,670	37.9%	$15,662	31.8%	69,661	28.1%	41,005	19.9%	$368	$382
Other Ores and Minerals	14,055	20.7%	11,210	22.8%	25,657	10.4%	25,500	12.3%	548	440
Iron Ore	10,872	16.0%	8,194	16.6%	51,050	20.6%	41,597	20.1%	213	197
Alumina	4,733	7.0%	4,173	8.5%	39,720	16.0%	38,646	18.7%	119	108
Bauxite	2,920	4.3%	2,916	5.9%	30,034	12.1%	32,105	15.6%	97	91
Hook and Pull (Haulage)	451	0.7%	884	1.8%	2,521	1.0%	1,592	0.8%	179	555
Gypsum	903	1.3%	655	1.3%	12,614	5.1%	10,677	5.2%	72	61
Other	8,169	12.1%	5,527	11.3%	16,629	6.7%	15,321	7.4%	491	361

Total	$67,773	100.0%	$49,221	100.0%	247,886	100.0%	206,443	100.0%	273	238

     ARG’s freight revenues were $67.8 million in the quarter ended June 30, 2004, compared to $49.2 million in the quarter ended June 30, 2003, an increase of $18.6 million or 37.7%. The increase in freight revenues was led by a $10.0 million increase in grain, due to the record harvest in Western Australia and a new customer in New South Wales; a $2.8 million increase in other ores and minerals, led by increased nickel related shipments; and a $2.7 million increase in iron ore, due to production expansion at ARG’s largest iron ore customer and a new customer in Western Australia. All other commodities combined increased $3.1 million. In local currency, freight revenues increased 22.3% in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

     Total ARG carloads were 247,886 in the quarter ended June 30, 2004, compared to 206,443 in the quarter ended June 30, 2003, an increase 41,443, or 20.1%. The increase was primarily the result of a 28,656 carload increase in grain, a 9,453 carload increase in iron ore, and a 1,937 carload increase in gypsum. Average freight revenue per carload increased from $238 to $273, primarily due to the appreciation of the Australian dollar relative to the U.S. dollar.

\

Non-Freight Revenues

     The following table compares ARG’s non-freight revenues for the quarters ended June 30, 2004 and 2003.

Australian Railroad Group
Non-Freight Revenues Comparison
Quarters Ended June 30, 2004 and 2003
(U.S. dollars in thousands)

		% of		% of
	2004	Total	2003	Total
Third party track access fees	$5,924	42.4%	$3,886	36.3%
Alice Springs to Darwin Line	1,574	11.3%	4,047	37.9%
Other operating income	6,446	46.3%	2,758	25.8%

Total non-freight revenues	$13,944	100.0%	$10,691	100.0%

     ARG’s non-freight revenues were $13.9 million in the quarter ended June 30, 2004, compared to $10.7 million in the quarter June 30, 2003, an increase of $3.3 million or 30.4%. ARG’s non-freight revenue increase was attributable to higher third party access fees and other operating income, primarily fuel sales to other railroads, offset by a decrease from the Alice Springs to Darwin (ASD) line due to completion of construction. In local currency, non-freight revenue increased 16.8% in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

Operating Expenses

     ARG’s operating expenses were $65.3 million in the quarter ended June 30, 2004, compared to $46.6 million in the quarter ended June 30, 2003, an increase of $18.7 million or 40.1%. The following table sets forth a comparison of ARG’s operating expenses in the quarters ended June 30, 2004 and 2003:

Australian Railroad Group
Operating Expense Comparison
Quarters Ended June 30, 2004 and 2003
(U.S. dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$14,945	18.3%	$10,983	18.3%
Equipment rents	821	1.0%	368	0.6%
Purchased services	20,263	24.8%	14,190	23.7%
Depreciation and amortization	6,383	7.8%	5,718	9.5%
Diesel fuel used in operations	5,871	7.2%	3,590	6.0%
Diesel fuel for sales to third parties	4,666	5.7%	1,444	2.4%
Casualties and insurance	1,339	1.6%	3,031	5.1%
Materials	3,549	4.3%	2,590	4.3%
Net loss (gain) on sale and impairment of assets	(13)	0.0%	(208)	(0.3%)
Other expenses	7,433	9.2%	4,868	8.1%

Total operating expenses	$65,257	79.9%	$46,574	77.7%

     Labor and benefits expense, as a percentage of revenues, did not change in the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. In local currency, labor and benefits increased 21.1%. The increase was due to higher freight volumes, particularly the strong grain movements and the new business in New South Wales.

     Purchased services expense increased to 24.8% of revenue in the quarter ended June 30, 2004, compared to 23.7% of revenues in the quarter ended June 30, 2003. In local currency, purchased services increased 27.6%. The increase was primarily due to the use of contract locomotive engineers and higher rail grinding expense.

     Depreciation and amortization expense, as a percentage of revenues, decreased to 7.8% in the quarter ended June 30, 2004, compared to 9.5% in the quarter ended June 30, 2003. In local currency, depreciation and amortization decreased 0.4%. The decrease was due to lower amortization expense related to a reduction in prepaid lease premium intangible asset recorded in December 2003, partially offset by higher depreciation related to an increase in depreciable assets due to capital expenditures. The reduction in prepaid lease premium intangible asset was the result of a ruling issued by the Australian tax authorities whereby the tax basis of the asset was set at an amount greater than the financial statement basis. Accordingly, a deferred tax asset was recorded with a corresponding reduction in the prepaid lease premium intangible asset.

     Diesel fuel used in operations increased to 7.2% of revenues in the quarter ended June 30, 2004, compared to 6.0% of revenues in the quarter ended June 30, 2003. In local currency, fuel used in operations increased 47.0%. The increase was due to higher freight volumes on existing lines, the new business in New South Wales, the contract operations in the Northern Territory (ASD) and an increase in fuel prices.

     The cost of diesel fuel sold to third parties increased to 5.7% of revenues in the quarter ended June 30, 2004, compared to 2.4% of revenues in the quarter ended June 30, 2003. In local currency, the cost of diesel fuel sold to third parties increased 188.6%. The increase was due to a higher volume of fuel sales to other railroads and an increase in fuel prices.

     Casualties and insurance costs decreased to 1.6% of revenues in the quarter ended June 30, 2004, compared to 5.1% of revenues in the quarter ended June 30, 2003. In local currency, casualties and insurance decreased 61.1%. The decrease was due to improved safety performance and a decrease in insurance costs.

     Materials expense, as a percentage of revenues, did not change in the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. In local currency, materials expense increased 23.5%. The increase was due to higher rolling stock maintenance costs.

     Other expenses, as a percentage of revenues, increased to 9.2% in the quarter ended June 30, 2004, compared to 8.1% in the quarter ended June 30, 2003. In local currency, other expenses increased 36.4%. The increase was primarily due to track access fees and various other increases in administrative costs.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

   Operating Revenues

     Operating revenues (which exclude revenues from the Company’s equity investments) were $146.5 million in the six months ended June 30, 2004, compared to $121.8 million in the six months ended June 30, 2003, an increase of $24.7 million or 20.3%. The increase was attributable to $12.1 million in revenues from the new GP Railroads and $12.6 million in revenues from existing operations. The $24.7 million increase in operating revenues consisted of $19.0 million in freight revenues of which $9.3 million was from the new GP Railroads and $9.7 million was from existing operations, and $5.7 million in non-freight revenues of which $2.9 million was from the new GP Railroads and $2.8 million was from existing operations. The $12.6 million increase in operating revenues from existing operations was attributable to a $4.4 million revenue increase from the Company’s Canada Region of which $1.9 million was due to the 8.4% appreciation of the Canadian dollar relative to the U.S. dollar and $2.5 million was primarily attributable to stronger freight revenues; a $2.6 million increase in operating revenues, primarily freight revenues, from the New York-Pennsylvania Region; a $1.5 million increase in operating revenues, primarily freight revenues, in the Oregon Region; and a $2.4 million increase in operating revenues in the Rail Link Region, primarily due to increased switching operations. The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2004 and 2003:

Freight Revenues and Carloads Comparison by Commodity Group
Six Months Ended June 30, 2004 and 2003
(dollars in thousands, except average per carload)

									Average
									Freight
	Freight Revenues				Carloads				Revenues
		% of		% of		% of		% of	Per Carload
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003
Coal, Coke & Ores	$22,799	20.6%	$19,648	21.4%	93,301	30.2%	82,111	31.1%	$244	$239
Pulp & Paper	19,290	17.4%	15,269	16.7%	46,190	15.0%	36,979	14.0%	418	413
Petroleum Products	12,448	11.2%	12,671	13.8%	16,495	5.3%	16,397	6.2%	755	773
Lumber & Forest Products	12,165	11.0%	8,443	12.1%	37,462	12.1%	26,856	10.9%	325	314
Metals	11,105	10.0%	8,585	9.4%	35,368	11.5%	30,388	11.5%	314	283
Minerals & Stone	10,829	9.8%	11,097	9.2%	28,393	9.2%	28,665	10.2%	381	387
Chemicals & Plastics	7,975	7.2%	5,434	6.0%	15,276	4.9%	11,633	5.6%	522	467
Farm & Food Products	7,739	7.0%	5,491	5.9%	18,366	6.0%	14,862	4.4%	421	369
Autos & Auto Parts	3,596	3.2%	3,235	3.5%	8,410	2.7%	7,991	3.0%	428	405
Intermodal	1,182	1.1%	788	0.9%	3,100	1.0%	2,988	1.1%	381	264
Other	1,589	1.4%	1,018	1.1%	6,309	2.0%	5,068	2.0%	252	201

Total	$110,717	100.0%	$91,679	100.0%	308,670	100.0%	263,938	100.0%	359	347

     Total carloads were 308,670 in the six months ended June 30, 2004, compared to 263,938 in the six months ended June 30, 2003, an increase of 44,732, or 16.9%. The increase consisted of 24,383 carloads from the new GP Railroads and 20,349 carloads from existing operations. The increase of 20,349 carloads from existing operations was due largely to a 9,527 increase from carloads of coal, coke and ores in the Illinois, Utah and New York-Pennsylvania Regions, a 4,484 increase from carloads of metals primarily in the New York-Pennsylvania Region, a 3,215 increase from carloads of farm and food products primarily in the Canada Region, and a 2,416 increase from carloads of lumber and forest products primarily in the Oregon and New York-Pennsylvania Regions. The average revenue per carload increased to $359 in the six months ended June 30, 2004, compared to $347 per carload in the six months ended June 30, 2003, an increase of 3.5%.

     Non-freight revenues were $35.7 million in the six months ended June 30, 2004, compared to $30.1 million in the six months ended June 30, 2003, an increase of $5.6 million or 18.7%. The $5.6 million increase was attributable to $2.9 million of non-freight revenues from the new GP Railroads of which $1.7 million was car hire revenue, and a $2.7 million increase on existing operations of which $2.5 million was switching primarily in the Company’s Rail Link Region. The following table compares non-freight revenues for the six months ended June 30, 2004 and 2003:

Non-Freight Operating Revenues Comparison
Six Months Ended June 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railroad and industrial switching	$18,632	52.1%	$16,071	53.4%
Car hire and rental income	5,488	15.4%	3,502	11.6%
Car repair services	2,825	7.9%	2,197	7.3%
Other operating income	8,802	24.6%	8,349	27.7%

Total non-freight revenues	$35,747	100.0%	$30,119	100.0%

Operating Expenses

     Operating expenses were $121.3 million in the six months ended June 30, 2004, compared to $102.9 million in the six months ended June 30, 2003, an increase of $18.4 million or 17.8%. The increase was attributable to $7.6 million in operating expenses from the new GP Railroads and an increase of $10.8 million in operating expenses from existing operations. The following table sets forth a comparison of the Company’s operating expenses in the six months ended June 30, 2004 and 2003:

Operating Expense Comparison
Six Months Ended June 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$51,346	35.1%	$43,800	36.0%
Equipment rents	13,215	9.0%	8,800	7.2%
Purchased services	8,779	6.0%	8,956	7.4%
Depreciation and amortization	9,484	6.5%	7,568	6.2%
Diesel fuel	11,291	7.7%	9,620	7.9%
Casualties and insurance	7,360	5.0%	6,299	5.2%
Materials	7,319	5.0%	7,665	6.3%
Net loss on sale and impairment of assets	(94)	(0.1%)	176	0.1%
Other expenses	12,624	8.6%	10,065	8.2%

Total operating expenses	$121,324	82.8%	$102,949	84.5%

     Labor and benefits expense was $51.3 million in the six months ended June 30, 2004, compared to $43.8 million in the six months ended June 30, 2003, an increase of $7.5 million or 17.2%. The increase was attributable to $2.7 million in labor and benefits expense from the new GP Railroads and an increase of $4.8 million from existing operations. The increase from existing operations was due to a $3.9 million increase in labor and benefits expense related to increased freight shipments, regular wage increases, the 8.4% appreciation of the Canadian dollar and $872,000 related to revised executive benefit plans.

     Equipment rents were $13.2 million in the six months ended June 30, 2004, compared to $8.8 million in the six months ended June 30, 2003, an increase of $4.4 million or 50.2%. The increase was attributable to $2.1 million in freight car operating lease and car hire expense from the new GP Railroads and an increase of $2.3 million from existing operations primarily due to car hire expense on increased freight shipments.

     Depreciation and amortization expense was $9.5 million in the six months ended June 30, 2004, compared to $7.6 million in the six months ended June 30, 2003, an increase of $1.9 million or 25.3%. The increase was attributable to $1.1 million from the new GP Railroads and an increase of $785,000 from existing operations including $214,000 related to the Amended and Restated Service Assurance Agreement which the Company began amortizing in July 2003.

     Diesel fuel expense was $11.3 million in the six months ended June 30, 2004, compared to $9.6 million in the six months ended June 30, 2003, an increase of $1.7 million or 17.4%. The increase was attributable to $240,000 from the new GP Railroads and an increase of $1.4 million from existing operations due to an 8.2% increase in the consolidated average price per gallon and increased fuel consumption due to carload increases.

     Casualties and insurance expense was $7.4 million in the six months ended June 30, 2004, compared to $6.3 million in the six months ended June 30, 2003, an increase of $1.1 million or 16.8%. The increase was primarily attributable to a $775,000 increase in derailment expense and a $316,000 increase in FELA and third party claims from existing operations.

     All other expenses combined were $28.6 million in the six months ended June 30, 2004, compared to $26.9 million in the six months ended June 30, 2003, an increase of $1.7 million or 6.6%. The increase was attributable to $1.6 million from the new GP Railroads and $170,000 from existing operations.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 82.8% in the six months ended June 30, 2004 from 84.5% in the six months ended June 30, 2003 due to the performance of both the Company’s existing and recently acquired railroads.

Interest Expense

     Interest expense was $4.7 million in the six months ended June 30, 2004, compared to $4.5 million in the six months ended June 30, 2003, an increase of $208,000, or 4.6%.

Other Income, Net

     Other income, net in the six months ended June 30, 2004, was $425,000 compared to $713,000 in the six months ended June 30, 2003, a decrease of $288,000. Other income, net consists primarily of exchange rate transaction gains (losses) on foreign dollar-denominated cash accounts and interest income.

Income Taxes

     The Company’s effective income tax rate in the six months ended June 30, 2004, was 38.3% compared to 39.0% in the six months ended June 30, 2003. The decrease was primarily attributable to a decrease in the effective tax rate of the Company’s Canada and Mexico Regions. Canada’s rate reduction was due to a decrease in the statutory rate. In Mexico, for tax purposes, the Company’s subsidiaries recognize exchange gain or loss on their US dollar based assets and liabilities. As a result, the depreciation of the Mexican peso compared to the US dollar in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 resulted in a lower effective tax rate.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net, were $7.4 million in the six months ended June 30, 2004, compared to $4.0 million in the six months ended June 30, 2003, an increase of $3.4 million. Equity earnings in the six months ended June 30, 2004, consisted of $7.2 million from Australian Railroad Group and $223,000 from South America affiliates. Equity earnings in the six months ended June 30, 2003, consisted of $4.1 million from Australian Railroad Group offset by an equity loss of $91,000 from South America affiliates. See additional information regarding ARG’s financial results in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

     The Company’s net income was $20.3 million in the six months ended June 30, 2004, compared to net income of $13.2 million in the six months ended June 30, 2003, an increase of $7.1 million. The increase in net income was the result of an increase in net income from operations of $3.7 million and an increase in equity in net income of unconsolidated international affiliates of $3.4 million.

     Basic Earnings Per Share in the six months ended June 30, 2004 and 2003 were $0.82 and $0.54 respectively, on weighted average shares of 21.1 million and 19.9 million respectively. Diluted Earnings Per Share in the six months ended June 30, 2004 and 2003 were $0.72 and $0.47 respectively, on weighted average shares of 27.5 million and 26.7 million respectively.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2004, the average currency translation rate for the six months ended June 30, 2004 was 19.4% more favorable than the rate for the six months ended June 30, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the six months ended June 30, 2004 and 2003, the Company recorded $7.2 million and $4.1 million, respectively, of equity earnings in the equity in net income of international affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income.

Freight Revenues

Australian Railroad Group
Freight Revenues and Carloads by Commodity Group
Six Months Ended June 30, 2004 and 2003
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Grain	$51,931	37.4%	$27,411	29.6%	136,224	27.5%	68,817	17.2%	$381	$398
Other Ores and Minerals	29,133	21.0%	21,399	23.1%	53,815	10.9%	50,295	12.6%	541	425
Iron Ore	22,334	16.1%	15,680	16.9%	101,529	20.5%	84,604	21.2%	220	185
Alumina	9,752	7.0%	7,944	8.6%	79,136	16.0%	76,082	19.1%	123	104
Bauxite	6,132	4.4%	5,670	6.1%	60,251	12.1%	64,004	16.0%	102	89
Hook and Pull (Haulage)	915	0.7%	1,682	1.8%	5,297	1.1%	2,893	0.7%	173	581
Gypsum	1,911	1.4%	1,310	1.4%	25,407	5.1%	21,306	5.3%	75	61
Other	16,605	12.0%	11,481	12.5%	33,822	6.8%	31,335	7.9%	491	366

Total	$138,713	100.0%	$92,577	100.0%	495,481	100.0%	399,336	100.0%	280	232

     ARG’s freight revenues were $138.7 million in the six months ended June 30, 2004, compared to $92.6 in the six months ended June 30, 2003, an increase of $46.1 million or 49.8%. The increase in freight revenues was led by a $24.5 million increase in grain, due to the record harvest in Western Australia and a new customer in New South Wales; a $7.7 million increase in other ores and minerals, led by increased nickel related shipments; and a $6.7 million increase in iron ore, due to production expansion at ARG’s largest iron ore customer and a new customer in Western Australia. All other commodities combined increased $7.2 million. In local currency, freight revenues increased 24.9% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Total ARG carloads were 495,481 in the six months ended June 30, 2004, compared to 399,336 in the six months ended June 30, 2003, an increase 96,145, or 24.1%. The increase was primarily the result of a 67,407 carload increase in grain, a 16,925 carload increase in iron ore, a 4,101 carload increase in gypsum, and a 3,520 carload increase in other ores and minerals. Average freight revenue per carload increased from $232 to $280, primarily due to the strength of the Australian dollar relative to the U.S. dollar.

Non-Freight Revenues

     The following table compares ARG’s non-freight revenues for the six months ended June 30, 2004 and 2003.

Australian Railroad Group
Non-Freight Revenues Comparison
Six Months Ended June 30, 2004 and 2003
(U.S. dollars in thousands)

		% of		% of
	2004	Total	2003	Total
Third party track access fees	$10,909	43.0%	$7,513	36.3%
Alice Springs to Darwin Line	3,187	12.6%	7,911	38.2%
Other operating income	11,261	44.4%	5,271	25.5%

Total non-freight revenues	$25,357	100.0%	$20,695	100.0%

     ARG’s non-freight revenues were $25.4 million in the six months ended June 30, 2004, compared to $20.7 million in the six months June 30, 2003, an increase of $4.7 million or 22.5%. ARG’s non-freight revenue increase was primarily attributable to the appreciation of the Australian dollar. In local currency, non-freight revenue increased 2.7% in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The increase was due to higher third party access fees and other operating income, primarily fuel sales to other railroads, offset by a decrease from the Alice Springs to Darwin (ASD) line due to completion of construction.

Operating Expenses

     ARG’s operating expenses were $130.0 million in the six months ended June 30, 2004, compared to $87.9 million in the six months ended June 30, 2003, an increase of $42.1 million or 47.9%. The following table sets forth a comparison of ARG’s operating expenses in the six months ended June 30, 2004 and 2003:

Australian Railroad Group
Operating Expense Comparison
Six Months Ended June 30, 2004 and 2003
(U.S. dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$29,201	17.8%	$20,617	18.2%
Equipment rents	1,531	0.9%	722	0.6%
Purchased services	39,325	24.0%	26,850	23.7%
Depreciation and amortization	13,097	8.0%	10,875	9.6%
Diesel fuel used in operations	12,026	7.3%	7,011	6.2%
Diesel fuel for sales to third parties	8,164	5.0%	2,963	2.6%
Casualties and insurance	4,798	2.9%	4,881	4.3%
Materials	6,852	4.2%	5,434	4.8%
Net loss (gain) on sale and impairment of assets	471	0.3%	(633)	(0.6%)
Other expenses	14,505	8.8%	9,154	8.2%

Total operating expenses	$129,970	79.2%	$87,874	77.6%

     Labor and benefits expense, as a percentage of revenues, decreased to 17.8% in the six months ended June 30, 2004, compared to 18.2% in the six months ended June 30, 2003. In local currency, labor and benefits increased 18.1%. The increase was due to higher freight volumes, particularly the strong grain movements and the new business in New South Wales.

     Purchased services expense increased to 24.0% of revenue in the six months ended June 30, 2004, compared to 23.7% of revenues in the six months ended June 30, 2003. In local currency, purchased services increased 22.4%. The increase was primarily due to the use of contract locomotive engineers.

     Depreciation and amortization expense, as a percentage of revenues, decreased to 8.0% in the six months ended June 30, 2004, compared to 9.6% in the six months ended June 30, 2003. In local currency, depreciation and amortization increased 0.4%.

     Diesel fuel used in operations increased to 7.3% of revenues in the six months ended June 30, 2004, compared to 6.2% of revenues in the six months ended June 30, 2003. In local currency, fuel used in operations increased 43.4%. The increase was due to higher freight volumes on existing lines, the new business in New South Wales, the contract operations in the Northern Territory (ASD), and an increase in fuel prices.

     The cost of diesel fuel sold to third parties increased to 5.0% of revenues in the six months ended June 30, 2004, compared to 2.6% of revenues in the six months ended June 30, 2003. In local currency, the cost of diesel fuel sold to third parties increased 130.5%. The increase was due to a higher volume of fuel sales to third parties and an increase in fuel prices.

     Casualties and insurance costs decreased to 2.9% of revenues in the six months ended June 30, 2004, compared to 4.3% of revenues in the six months ended June 30, 2003. In local currency, casualties and insurance decreased 19.2%. The decrease was due to improved safety performance and a decrease in insurance costs.

     Materials expense, as a percentage of revenues, decreased to 4.2% in the six months ended June 30, 2004, compared to 4.8% in the six months ended June 30, 2003. In local currency, materials expense increased 5.5%. The increase was due to higher rolling stock maintenance costs.

     Net loss (gain) on sale and impairment of assets as a percentage of revenues, changed from a gain of 0.6% in the six months ended June 30, 2003 to a loss of 0.3% in the six months ended June 30, 2004. The net loss in the six months ended June 30, 2004 was due to asset write offs in South Australia related to a detailed asset review. In the six months ended June 30, 2003 asset dispositions resulted in a net gain.

     Other expenses, as a percentage of revenues, increased to 8.8% in the six months ended June 30, 2004, compared to 8.2% in the six months ended June 30, 2003. In local currency, other expenses increased 32.6%. The increase was primarily due to track access fees and various other increases in administrative costs related to the new business in New South Wales.

Liquidity and Capital Resources

     During the six months ended June 30, 2004 the Company generated cash flow from operating activities of $30.7 million, invested $11.6 million in capital assets (net of $1.6 million in state grant funds received for track rehabilitation and construction) and received $1.9 million in proceeds from employee stock purchases. The Company paid $411,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and reduced its debt by $23.1 million during this same period primarily by using cash provided by operations.

     During the six months ended June 30, 2003 the Company generated cash flows from operating activities of $23.1 million, invested $7.2 million in capital assets (net of $469,000 in state grant funds received for track rehabilitation and construction), received $132,000 in cash from unconsolidated affiliates, received $526,000 in proceeds from the disposition of property, and received $1.4 million in proceeds from employee stock purchases. The Company paid $500,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and reduced its debt by $16.7 million during this same period primarily by using cash provided by operations

     The Company has budgeted approximately $29.2 million in capital expenditures in 2004, of which $19.8 million is for track rehabilitation and $9.4 million is for equipment. Included in the budget is approximately $2.7 million to exercise an early buyout of 36 leased locomotives and approximately $3.0 million to rehabilitate 16 miles of track to access a new coal-fired power plant customer. The capital expenditures for track rehabilitation are net of $4.3 million that is expected to be funded by rehabilitation grants from state and federal agencies. Due to seasonal weather restrictions on track rehabilitation projects primarily in the northeast United States and Canada, only approximately $11.6 million of budgeted capital expenditures was completed as of June 30, 2004.

     At June 30, 2004 the Company had long-term debt, including current portion, totaling $134.0 million, which comprised 30.5% of its total capitalization. At December 31, 2003 the Company had long-term debt, including current portion, totaling $158.0 million, which comprised 35.2% of its total capitalization including the Convertible Preferred.

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

Mexican Financings

     On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable (Notes) totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the Notes, aggregating $16.8 million, have an eight year term with combined semi-annual principal payments of $1.4 million which began March 15, 2003, and continue through the maturity date of September 15, 2008. The third Note, in the amount of $10.5 million, has a nine year term with principal payments of $750,000 due semi-annually which began March 15, 2003, with a maturity date of September 15, 2009. The Notes are secured by essentially all the assets of Servicios and its subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM), and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes (“Physical Completion”), consisting of several obligations related to capital investments, operating performance and management systems and controls. In addition, the Company is obligated to provide $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project (“Financial Completion”), consisting of several financial performance thresholds. At present, FCCM has yet to achieve Physical Completion or Financial Completion. Based on current circumstances, it is probable that the Company will have to fund a portion of its funding obligation in order to meet the future principal repayment obligations of the Notes. The Notes contain certain financial covenants which Servicios is in compliance with as of June 30, 2004.

     In conjunction with the refinancing of FCCM and Servicios, the International Finance Corporation (IFC) (the primary lender to Servicios) invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. The Company increases its minority interest expense if the value of the put option exceeds the minority interest. Exercise of this put option by the IFC would result in a future cash outflow for the Company.

     Mexican Fuel Tax Credits — Under prior tax regulations, FCCM could apply diesel fuel tax credits it earned to a variety of its federal tax obligations, including income taxes, payroll taxes and value added taxes. In 2003, FCCM utilized approximately $3.3 million in such fuel tax credits. However, effective January 2004, due to Mexican tax regulations that allow railroads to apply these tax credits only to income tax related obligations, FCCM became unable to utilize such fuel tax credits. If this regulation remains in place FCCM would face additional annual cash payment obligations for the next few years until it generates sufficient taxable income to utilize such credits. This additional burden will make it more difficult for FCCM and Servicios to satisfy their debt obligations and increases the likelihood that the Company will have to fund all or a portion of its funding obligation. Company personnel are working with Secretary of Communications and Transportation and Mexican tax authorities to attempt to revise the tax regulation, but the Company can offer no assurance that it will be successful.

Supplemental Information – North America

     Free Cash Flow Description and Discussion – The Company views Free Cash Flow as an important financial measure of how well it is managing its assets. Subject to the limitations discussed below, Free Cash Flow is a useful indicator of cash flow that may be available for use by the Company. Free Cash Flow is defined as Net Cash Provided by Operating Activities less Net Cash Used in Investing Activities, excluding the Cost of Acquisitions. Key limitations of the Free Cash Flow measure include the assumptions that the Company will be able to refinance its existing debt when it matures, and meet other cash flow obligations from financing activities, such as required amortization of debt. Free Cash Flow is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of cash flow determined in accordance with Generally Accepted Accounting Principles.

     The following table sets forth reconciliation for Net Cash Provided by Operating Activities to Free Cash Flow:

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by operating activities	$30,711	$23,066
Net cash used in investing activities	(11,267)	(6,574)
Cash used for acquisitions	—	—

Free cash flow	$19,444	$16,492

     Impact of Foreign Currencies on Operating Revenues – In the six months ending June 30, 2004, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

Operating Revenues
(dollars in thousands)

	Six Months Ended June,
	2004			2003
		Currency	Revenue Excluding
	As Reported	Translation Impact	Currency Impact	As Reported
U.S. Operating Revenues	$101,580	n/a	$101,580	$87,404
Canada Operating Revenues	29,605	$2,293	27,312	18,360
Mexico Operating Revenues	15,279	(857)	16,136	16,034

Total Operating Revenues	$146,464	$1,436	$145,028	$121,798

Supplemental Information — Australian Railroad Group

     ARG’s Free Cash Flow is defined as net cash provided by operating activities, less net cash used in investing activities, excluding the cash transfer to (from) restricted funds. The prior discussion concerning the usefulness and limitations associated with the Company’s Free Cash Flow also apply to the discussion of ARG’s Free Cash Flow. In addition, the Company has no access or right to any of ARG’s Free Cash Flow other than as a shareholder, and any dividend or distribution of cash by ARG must be approved by ARG’s board of directors, the Company and the Company’s 50/50 partner, Wesfarmers. The following table sets forth a reconciliation of ARG’s net cash provided by operating activities to its Free Cash Flow:

	Six Months Ended
	June 30,
	2004	2003
Net cash provided by operating activities	$30,692	$19,475
Net cash used in investing activities	(22,048)	(9,287)
Cash transfer to restricted funds(a)	—	(3,396)

Free cash flow	$8,644	$6,792

(a)	Cash transfer to restricted funds represents cash deposited in an escrow account for mandated capital expenditures.

     Impact of Foreign Currency on ARG’s Operating Revenues and Net Income – In the six months ending June 30, 2004, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:

ARG Operating Revenues and Net Income
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2004			2003
		Currency	Revenue Excluding
	As Reported	Translation Impact	Currency Impact	As Reported
Operating Revenues	$164,070	$26,606	$137,464	$113,272

Net Income	$14,432	$2,340	$12,092	$8,288

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At June 30, 2004 and December 31, 2003, the notional amount under these agreements was $57.9 million and $60.6 million, respectively and the fair value of these interest rate swaps was a negative $1.1 million and $2.2 million, respectively.

     During 2004 and 2003, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars, one of which expires in September 2004, and gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.61 Mexican Pesos to the U.S. Dollar, the other which expires in March 2005, and gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 13.34 Mexican Pesos to the U.S. Dollar. The Company paid up-front premiums for these options of $49,000 and $28,000 in the quarters ended March 31, 2003, and June 30, 2004, respectively. At June 30, 2004 and December 31, 2003, the notional amount under exchange rate options was $4.7 million and $5.3 million, respectively. At June 30, 2004 and December 31, 2003, the fair value of exchange rate currency options was $19,000 and $15,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a defendant in certain lawsuits resulting from its operations. There have been no material developments in any litigation matters previously disclosed. The Company believes that it has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, the Company believes that the ultimate liability, if any, will not be material to its operating results, financial condition or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES — NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 12, 2004, the Stockholders of the Company voted on the following proposals at the Annual Meeting:

Proposal 1: To elect three directors to serve for a three-year term expiring in 2007:

	For	Authority Withheld
Louis S. Fuller	48,471,413	765,008
Philip J. Ringo	47,941,681	1,294,740
Mark A. Scudder	48,479,005	757,416

The other directors, whose terms of office continued after the meeting, are Robert W. Anestis, Mortimer B. Fuller, III, T. Michael Long, Robert M. Melzer, Peter O. Scannell and Hon. M. Douglas Young, P.C.

Proposal 2: To adopt the Genesee & Wyoming Inc. 2004 Omnibus Incentive Plan:

For	44,928,813
Against	1,466,485
Abstain	8,425
Broker non-votes	2,832,698

Proposal 3: To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2004:

For	49,120,213
Against	115,038
Abstain	1,170

ITEM 5. OTHER INFORMATION — NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A).	EXHIBITS — SEE INDEX TO EXHIBITS

(B).	REPORTS ON FORM 8-K

	(a)	Report dated May 3, 2004 reporting on Item 5. Other Events and Regulation FD Disclosure. This report furnished the Company’s press release regarding its filing a registration statement on Form S-3 with the Securities and Exchange Commission.

	(b)	Report dated May 3, 2004 reporting on Item 12. Disclosure of Results of Operations and Financial Condition. This report furnished the Company’s press release regarding the Company’s financial results for the first quarter of 2004.

INDEX TO EXHIBITS

(10.1)	Genesee & Wyoming Inc. 2004 Deferred Compensation Plan for highly compensated employees and directors dated May 7, 2004

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

(32.1)	Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: August 6, 2004	By:	/s/John C. Hellmann

Name: John C. Hellmann Title: Chief Financial Officer

Date: August 6, 2004	By:	/s/James M. Andres

Name: James M. Andres Title: Chief Accounting Officer and Global Controller