Form 10-Q
period 2004-09-30
GENESEE & WYOMING INC
filed 2004-11-09
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended September 30, 2004 Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Shares of common stock outstanding as of the close of business on November 1, 2004:

Class	Number of Shares Outstanding
Class A Common Stock	24,245,025
Class B Common Stock	2,650,122

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

[X] YES [   ] NO

INDEX

Page
Part I — Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Statements of Income — For the Three Month and Nine Month Periods Ended September 30, 2004 and 2003	3
Consolidated Balance Sheets – As of September 30, 2004 and December 31, 2003	4
Consolidated Statements of Cash Flows — For the Nine Month Periods Ended September 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6 - 19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
Part II — Other Information	41
Item 1. Legal Proceedings	41
Item 2. Changes in Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	42
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 5. Other Information	42
Item 6. Exhibits	42
Index to Exhibits	43
Signatures	44
EX-2.1 AMENDED BY LAWS
EX-10.1 GENESEE & WYOMING INC. AWARD NOTICE FOR EMPLOYEES FOR OPTIONS
EX-10.2 GENESEE & WYOMING INC. AWARD NOTICE FOR EMPLOYEES FOR RESTRICTED STOCK
EX-10.3 GENESEE & WYOMING INC. AWARD NOTICE FOR EMPLOYEES FOR RESTRICTED STOCK UNITS
EX-10.4 GENESEE & WYOMING INC. AWARD NOTICE FOR DIRECTORS FOR RESTRICTED STOCK
EX-10.5 GENESEE & WYOMING INC. AWARD NOTICE FOR DIRECTORS FOR RESTRICTED STOCK UNITS
EX-31.1 RULE 13A-14(A)/15D-14(A) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
EX-31.2 RULE 13A-14(A)/15D-14(A) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EX-32.1 SECTION 1350 CERTIFICATIONS

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES	$77,243	$61,499	$223,707	$183,298

OPERATING EXPENSES:
Transportation	25,950	20,252	73,976	62,005
Maintenance of ways and structures	7,516	6,449	22,002	19,550
Maintenance of equipment	12,060	9,028	34,789	27,181
General and administrative	13,624	12,731	40,317	34,930
Net loss (gain) on sale and impairment of assets	81	(35)	(12)	141
Depreciation and amortization	4,812	3,869	14,295	11,437

Total operating expenses	64,043	52,294	185,367	155,244

INCOME FROM OPERATIONS	13,200	9,205	38,340	28,054
Interest expense	(2,352)	(2,175)	(7,070)	(6,685)
Other income, net	(221)	54	203	767

Income before income taxes and equity earnings	10,627	7,084	31,473	22,136
Provision for income taxes	4,284	2,384	12,267	8,260

Income before equity earnings	6,343	4,700	19,206	13,876
Equity in net income of international affiliates:
Australian Railroad Group	3,529	2,715	10,746	6,859
South America	273	203	496	112

Net income	$10,145	$7,618	$30,448	$20,847

Net income available to common stockholders — Basic	$10,145	$6,114	$27,433	$16,788

Net income available to common stockholders — Diluted	$10,145	$7,234	$29,969	$19,878

Basic earnings per Class A common share	$0.42	$0.31	$1.24	$0.84

Weighted average Class A shares — Basic	24,213	20,037	22,048	19,932

Diluted earnings per common share	$0.37	$0.27	$1.09	$0.74

Weighted average shares — Diluted	27,497	26,835	27,412	26,712

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$9,403	$11,118
Accounts receivable, net	62,460	54,656
Materials and supplies	5,381	5,204
Prepaid expenses and other	6,700	6,204
Deferred income tax assets, net	3,453	3,010

Total current assets	87,397	80,192

PROPERTY AND EQUIPMENT, net	327,940	315,345
INVESTMENT IN UNCONSOLIDATED AFFILIATES	120,975	117,664
GOODWILL	24,577	24,522
INTANGIBLE ASSETS, net	78,062	79,357
OTHER ASSETS, net	10,432	10,093

Total assets	$649,383	$627,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,428	$6,589
Accounts payable	64,440	57,472
Accrued expenses	17,916	13,902

Total current liabilities	88,784	77,963

LONG-TERM DEBT, less current portion	122,614	151,433
DEFERRED INCOME TAX LIABILITIES, net	47,360	41,840
DEFERRED ITEMS—grants from governmental agencies	45,487	42,667
DEFERRED GAIN—sale/leaseback	3,570	3,982
OTHER LONG-TERM LIABILITIES	14,796	14,843
MINORITY INTEREST	3,507	3,365
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (converted June 2004 into 3,668,478 shares at $6.81 per share of Class A Common Stock)	—	23,994
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 27,805,161 and 23,697,287 shares issued and 24,273,067 and 20,167,875 shares outstanding (net of 3,532,094 and 3,529,412 shares in treasury) on September 30, 2004 and December 31, 2003, respectively	278	237
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,650,122 shares issued and outstanding on September 30, 2004 and December 31, 2003	27	27
Additional paid-in capital	159,862	131,890
Retained earnings	160,881	130,913
Accumulated other comprehensive income	14,861	16,599
Less treasury stock, at cost	(12,644)	(12,580)

Total stockholders’ equity	323,265	267,086

Total liabilities and stockholders’ equity	$649,383	$627,173

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,448	$20,847
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	14,295	11,437
Deferred income taxes	4,737	4,750
Net (gain) loss on disposition of property	(12)	141
Equity in net income of international affiliates	(11,242)	(6,971)
Minority interest expense	142	209
Tax benefit realized upon exercise of stock options	1,090	846
Changes in assets and liabilities -
Accounts receivable	(7,774)	1,457
Materials and supplies	(184)	77
Prepaid expenses and other	(541)	(343)
Accounts payable and accrued expenses	10,727	4,437
Other assets and liabilities, net	(217)	1,271

Net cash provided by operating activities	41,469	38,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(19,751)	(12,846)
Locomotive upgrade project	—	(1,425)
Purchase of Homer City and Savannah Wharf rail properties	(2,124)	—
Cash received from unconsolidated international affiliate	5,757	132
Proceeds from disposition of property	315	644

Net cash used in investing activities	(15,803)	(13,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(151,134)	(121,932)
Proceeds from issuance of long-term debt	121,300	92,000
Net proceeds from employee stock purchases	2,795	1,680
Dividends paid on Redeemable Convertible Preferred Stock	(411)	(750)

Net cash used in financing activities	(27,450)	(29,002)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	69	253

DECREASE IN CASH AND CASH EQUIVALENTS	(1,715)	(4,086)
CASH AND CASH EQUIVALENTS, beginning of period	11,118	11,028

CASH AND CASH EQUIVALENTS, end of period	$9,403	$6,942

CASH PAID DURING PERIOD FOR:
Interest	$7,206	$6,533
Income taxes	$4,635	$922

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “GWI” or the “Company” mean Genesee & Wyoming Inc. and, unless the context indicates otherwise, its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. As discussed in Note 3, the Company adopted Issue No. 03-6 – “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” which provides new guidance for the calculation of Basic and Diluted Earnings Per Share. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Form 10-K. Certain prior period balances have been reclassified to conform to the 2004 presentation.

2. EXPANSION OF OPERATIONS:

     On August 30, 2004, the Company’s newly formed subsidiary, the Tazewell & Peoria Railroad, Inc. (TZPR) signed a twenty year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) located in Peoria, Illinois. The owners of the PPU include Norfolk Southern Railway Company, Union Pacific Railroad Company and Illinois Central Railroad Company. The TZPR will be operated by the Company’s Illinois Region and is contiguous to that Region’s existing railroad operations. The TZPR began operations in November 2004.

     On August 30, 2004, the Company completed the purchase from CSX Transportation, Inc. of the Savannah Wharf Branch rail line located in Savannah, Georgia for approximately $1.6 million. The transaction included the acquisition of 6.5 miles of track and related assets and a twenty year lease of the related real estate along the line. The $1.6 million purchase price was allocated to the track and related assets. The Savannah Wharf Branch is operated by the Company’s Rail Link Region and is contiguous to one of two existing Rail Link operations in the Savannah area. Rail Link began operations of the Savannah Wharf Branch in September 2004.

     On January 27, 2004, the Company completed the purchase from CSX Transportation, Inc. of the Homer City Branch rail line located in Homer City, Pennsylvania for approximately $600,000. The transaction included the acquisition of 16 miles of track and related assets including land and property rights. The Homer City Branch rail line will be operated by the Company’s New York-Pennsylvania Region and is contiguous to that existing railroad operation. Operations of the Homer City Branch are expected to begin in the second quarter of 2005 upon completion of track rehabilitation, a portion of which will be funded through government grants.

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

The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions, including the number of employees and actual cash payments for severance:

Schedule of Acquisition Restructuring Activity

Three Months Ended
September 30,
2004
Number of Employees:
Number of planned terminations related to 2003 acquisitions – beginning of period	2
Additions to planned terminations during the period	2

Actual number of employees terminated during the period	2

Number of remaining planned terminations as of the end of the period	2

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions in 2003 – beginning of period – June 30, 2004	$179,000
Additions to liability reserve during the period	80,000
Cash payments during the period	142,000

Balance at end of period	$117,000

For U.S. tax purposes, the Company has made elections under Internal Revenue Code Section 338 to treat the GP Railroads as a purchase of assets.

Pro Forma Financial Results

     The following table summarizes the Company’s pro forma operating results for the three-month and nine-month periods ended September 30, 2003, as if the GP Railroads had been acquired as of the beginning of 2003. Actual results for the three-month and nine-month periods ended September 30, 2004 are presented for comparison purposes (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Actual	Pro forma	Actual	Pro forma
	2004	2003	2004	2003
Operating revenues	$77,243	$66,046	$223,707	$196,525
Net income	$10,145	$8,441	$30,448	$21,955
Basic earnings per share	$0.42	$0.34	$1.24	$0.89
Diluted earnings per share	$0.37	$0.30	$1.09	$0.78

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

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Numerators:
Net income	$10,145	$7,618	$30,448	$20,847
Preferred Stock dividends and accretion	—	384	479	969
Net income allocated to participating preferred stockholders	—	1,120	2,536	3,090

Net income available to Class A Common stockholders — Basic	$10,145	$6,114	$27,433	$16,788

Net income allocated to participating preferred stockholders	—	1,120	2,536	3,090

Net income available to Class A Common stockholders — Diluted	$10,145	$7,234	$29,969	$19,878

Denominators:
Weighted average Class A Common Shares outstanding – Basic	24,213	20,037	22,048	19,932
Weighted average Mandatory Redeemable Convertible Preferred Stock (converted to class A common stock in the second quarter of 2004)	—	3,668	2,038	3,668
Weighted average Class B Common Shares outstanding	2,650	2,708	2,682	2,708
Dilutive effect of employee stock options	634	422	644	404

Weighted average shares — Dilutive	27,497	26,835	27,412	26,712

Income per common share:
Basic	$0.42	$0.31	$1.24	$0.84

Diluted	$0.37	$0.27	$1.09	$0.74

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

Public Offering of Class A Common Stock through Conversion of Class A Preferred Stock

     On June 1, 2004, upon the conversion by The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co., of 22,886 shares of the Company’s then outstanding Series A Preferred Stock, the Company issued 3,358,303 shares of its Class A Common Stock to The 1818 Fund III, L.P., and these shares were sold in a secondary public offering. Certain of the Company’s management stockholders granted the underwriters of the offering a 30-day option to purchase up to an additional 503,745 shares of Class A Common Stock to cover any over-allotments. The 1818 Fund III, L.P. accounted for 310,175 of such shares, all of which were sold, and certain management stockholders accounting for the remaining 193,570 shares, all of which were sold. The Company incurred $542,000 of costs in the second quarter of 2004 related to this offering. The Company received no proceeds from the secondary offering.

Emerging Issues Task Force (EITF):

Issue No. 03-6 – “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”

     During the second quarter of 2004 the Company adopted EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” that provides additional guidance related to the calculation of earnings per share under SFAS No. 128, “Earnings per Share,” which includes application of the “two-class” method in computing earnings per share, identification of participating securities, and requirements for the allocation of undistributed earnings (and in some cases losses) to participating securities.

     EITF 03-6 was effective for the quarter ending June 30, 2004 and required retroactive restatement for all periods presented. The calculation for basic EPS now excludes the Company’s Class B Common Stock from the denominator and includes the share equivalents of the Series A Preferred Stock for periods prior to its conversion. The diluted EPS calculation is now calculated on net income less preferred stock dividends and accretion in the numerator. As a result of the retroactive restatement, the adoption of EITF 03-06 reduced basic and diluted EPS by $.01 and $.02, respectively for the three months ended September 30, 2003 and $.04 and $.04, respectively for the nine months ended September 30, 2003.

Stock-based Compensation Plans

     In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors, and in 2004 the Company established a new Omnibus Incentive Plan which also permits the granting of options (the Stock Option Plans). See Note 17 of the Company’s Form 10-K for the year ended 2003 and Proxy for 2004 for additional information regarding the Stock Options Plans. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all options issued under these plans been determined consistent with FASB Statement No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

2004

				Nine Months
	Quarters Ended			Ended
	March 31,	June 30,	Sept. 30,	Sept. 30
Net Income: As reported	$9,466	$10,836	$10,145	$30,448
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(539)	(314)	(377)	(1,230)

Pro Forma	8,927	10,522	9,768	29,218
Basic EPS: As reported	$0.40	$0.44	$0.42	$1.24
Pro Forma	0.38	0.43	0.40	1.19
Diluted EPS: As reported	$0.35	$0.39	$0.37	$1.09
Pro Forma	0.33	0.38	0.36	1.05

2003

				Nine Months
	Quarters Ended			Ended
	March 31,	June 30,	Sept. 30,	Sept. 30
Net Income: As reported	$5,534	$7,695	$7,618	$20,847
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(295)	303)	(512)	(1,110)

Pro Forma	5,239	7,392	7,106	19,737
Basic EPS: As reported	$0.23	$0.31	$0.31	$0.84
Pro Forma	0.22	0.30	0.28	0.79
Diluted EPS: As reported	$0.21	$0.28	$0.27	$0.74
Pro Forma	0.20	0.27	0.25	0.70

4. EQUITY INVESTMENTS

Australian Railroad Group

     Australian Railroad Group Pty. Ltd. (ARG) is a company which is 50%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the equity in net income of international affiliates section in the accompanying consolidated statements of income. The following are U.S. GAAP condensed balance sheets of ARG as of September 30, 2004 and December 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of September 30, 2004	$0.73
As of December 31, 2003	$0.75
Average for the three months ended September 30, 2004	$0.71
Average for the three months ended September 30, 2003	$0.67
Average for the nine months ended September 30, 2004	$0.73
Average for the nine months ended September 30, 2003	$0.63

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,760	$26,618
Accounts receivable, net	41,607	47,764
Materials and supplies	10,512	10,033
Prepaid expenses and other	4,862	3,069

Total current assets	87,741	87,484
PROPERTY AND EQUIPMENT, net	481,610	478,808
DEFERRED INCOME TAX ASSETS, net	73,338	80,193
OTHER ASSETS, net	7,875	5,476

Total assets	$650,564	$651,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$44,522	$42,310
Current income tax liabilities	212	—

Total current liabilities	44,734	42,310
LONG-TERM BANK DEBT	356,671	367,892
DEFERRED INCOME TAX LIABILITIES, net	18,278	14,271
OTHER LONG-TERM LIABILITIES	1,989	2,031
FAIR VALUE OF INTEREST RATE SWAPS	9,291	9,133
SUBORDINATED NOTES TO STOCKHOLDERS	—	11,562

Total non-current liabilities	386,229	404,889
REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	15,718	16,212
TOTAL STOCKHOLDERS’ EQUITY	203,883	188,550

Total liabilities and stockholders’ equity	$650,564	$651,961

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Income
(in thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Operating revenues	$83,695	$61,716	$247,765	$174,988

Operating expenses	66,959	50,546	196,929	138,153
Restructuring costs	—	—	—	267

Total operating expenses	66,959	50,546	196,929	138,420

Income from operations	16,736	11,170	50,836	36,568
Interest expense	(6,865)	(8,060)	(21,068)	(22,757)
Other income, net	221	876	962	2,414

Income before income taxes	10,092	3,986	30,730	16,225
Provision (benefit) for income taxes	3,030	(1,446)	9,236	2,505

Net income	$7,062	$5,432	$21,494	$13,720

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,494	$13,720
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	19,845	16,940
Deferred income taxes	8,894	8,362
Net loss (gain) on sale and impairment of assets	376	(816)
Changes in assets and liabilities	3,345	(3,926)

Net cash provided by operating activities	53,954	34,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(39,059)	(21,014)
Proceeds from disposition of property and equipment	1,296	4,027
Transfer to restricted funds on deposit	—	(4,523)

Net cash used in investing activities	(37,763)	(21,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments on subordinated notes to stockholders	(10,710)	—

Net cash used in financing activities	(10,710)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(1,339)	3,488

INCREASE IN CASH AND CASH EQUIVALENTS	4,142	16,258
CASH AND CASH EQUIVALENTS, beginning of period	26,618	5,882

CASH AND CASH EQUIVALENTS, end of period	$30,760	$22,140

South America

     Ferroviaria Oriental S.A. (Oriental) is a company which is 22.89%-owned by the Company and is accounted for under the equity method of accounting. The related equity earnings in this investment are shown within the equity in net income of international affiliates section in the accompanying consolidated statements of income. Oriental has a U.S. functional currency and the following condensed results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are based on accounting principles generally accepted in the United States (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenues	$8,554	$7,325	$23,045	$18,745

Net income	2,040	1,510	4,777	2,846

Condensed balance sheet information for Oriental as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Current assets	$12,739	$14,374
Non-current assets	57,023	55,237

Total assets	$69,762	$69,611

Current liabilities	5,947	5,617
Non-current liabilities	5,340	4,702
Long-term debt	882	1,568
Shareholders’ equity	57,593	57,724

Total liabilities and shareholders’ equity	$69,762	$69,611

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of the various costs from the intermediate unconsolidated affiliates is $235,000 and $178,000 for the three months and $691,000 and $466,000 for the nine months ended September 30, 2004 and 2003, respectively, and is included in the Company’s equity income reported for South America for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively.

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

     This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and the Company has chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver of principal repayment from the creditors which expired on January 31, 2004. However, negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt or (ii) exercise their rights pursuant to the lien.

     If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would write-off its investment in Oriental held through GWC, which on September 30, 2004 amounted to $385,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental.

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

6. COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended
	September 30,
	2004	2003
Net income	$10,145	$7,618
Other comprehensive income (loss):
Foreign currency translation adjustments	6,879	(2,476)
Net unrealized gains (losses) on qualifying cash flow hedges, net of (benefit) tax of ($86) and $297, respectively	(129)	577
Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of (benefit) tax of ($267) and $1,065, respectively	(624)	2,468

Comprehensive income	$16,271	$8,187

	Nine Months Ended
	September 30,
	2004	2003
Net income	$30,448	$20,847
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,298)	$15,846
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (benefit) of $392 and ($106), respectively	588	(181)
Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of (benefit) tax of ($11) and $256, respectively	(26)	597
Minimum pension liability adjustment, net of benefit of $0 and ($186), respectively	—	(435)

Comprehensive income	$28,712	$36,674

     The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of September 30, 2004, and December 31, 2003 (in thousands):

	Sept. 30, 2004	December 31, 2003
Net accumulated foreign currency translation adjustments	$19,541	$21,839
Net unrealized (losses) on qualifying cash flow hedges	(832)	(1,420)
Net unrealized (losses) on qualifying cash flow hedges of Australian Railroad Group	(3,222)	(3,196)
Net unrealized minimum pension liability adjustment, net of tax	(624)	(624)

Accumulated other comprehensive income as reported	$14,863	$16,599

7. GEOGRAPHIC AREA INFORMATION:

     The table below sets forth the Company’s geographic area data for its consolidated operations for the three-month and nine-month periods ended September 30, 2004 and 2003:

Geographic Area Data

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Operating Revenues:
United States	$57,514	$44,388	$166,335	$131,792
Canada	11,269	8,782	33,633	27,142
Mexico	8,460	8,329	23,739	24,364

Total operating revenues	$77,243	$61,499	$223,707	$183,298

As of
Sept. 30, 2004
Long-lived assets located in:
United States	$464,176
Canada	58,739
Mexico	39,071

Total long-lived assets	$561,986

8. DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the potential impact of certain of these risks. The Company uses derivative financial instruments only for purposes of managing risk associated with underlying exposures. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

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

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At September 30, 2004 and December 31, 2003, the notional amount under these agreements was $56.8 million and $60.6 million, respectively and the fair value of these interest rate swaps was a negative $1.2 million and $2.2 million, respectively.

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

     During 2004 and 2003, the Company entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars, one of which was outstanding as of September 30, 2004. This option, which expires in March 2005, gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 13.34 Mexican Pesos to the U.S. Dollar. The Company paid an up-front premium for this option of $28,000 in the quarter ended June 30, 2004. At September 30, 2004 and December 31, 2003, the notional amount under exchange rate options was $2.1 million and $5.3 million, respectively. At September 30, 2004 and December 31, 2003, the fair value of currency exchange rate options was $160 and $17,000, respectively.

9. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

     Acquired intangible assets are as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Assets	Amount	Amortization	Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$6,916	$1,151	$5,765	$7,058	$999	$6,059
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	539	10,027	10,566	216	10,350
Transportation Services Agreement (GP Railroads)	27,055	676	26,379	27,055	—	27,055
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	80,428	2,366	78,062	80,570	1,213	79,357

OTHER ASSETS:
Deferred financing costs	6,782	2,797	3,985	6,607	1,841	4,766
Other assets	7,067	620	6,447	5,370	43	5,327

Total Other Assets	13,849	3,417	10,432	11,977	1,884	10,093

Total Intangible and Other Assets	$94,277	$5,782	$88,494	$92,547	$3,097	$89,450

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

     Deferred financing costs are amortized over terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt.

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

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended	Twelve Months Ended
	September 30, 2004	December 31, 2003
Goodwill:
Balance at beginning of period	$24,522	$24,174
Goodwill acquired during period	—	—
Amortization	—	—
Currency translation adjustment	55	348
Impairment losses	—	—

Balance at end of period	$24,577	$24,522

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost

Three months ended September 30

			Other
			Retirement
	Pension		Benefits
	2004	2003	2004	2003
Service cost	$57	$45	$28	$25
Interest cost	52	48	68	69
Expected return on plan assets	(33)	(23)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of (gain) loss	4	3	21	5

Net periodic benefit cost	$116	$109	$117	$99

Nine months ended September 30

			Other
			Retirement
	Pension		Benefits
	2004	2003	2004	2003
Service cost	$171	$135	$83	$75
Interest cost	158	143	205	209
Expected return on plan assets	(97)	(67)	—	—
Amortization of transition liability	107	107	—	—
Amortization of prior service cost	—	—	—	—
Amortization of (gain) loss	17	10	63	14

Net periodic benefit cost	$356	$328	$351	$298

Employer Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $216,701 to its pension plan in 2004. As of September 30, 2004, $168,789 of contributions has been made. The Company presently anticipates contributing an additional $100,103 to fund its pension plan in 2004 for a total of $268,892.

11. SUBSEQUENT EVENT – NEW U.S. TAX LEGISLATION EFFECTIVE 2005

     On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004. There are provisions in the Act intended to benefit the railroad industry. One provision provides a 50% tax credit for qualified track maintenance expenditures incurred in 2005, 2006, and 2007. Another provision reduces the 4.3 cent per gallon excise tax paid on locomotive diesel fuel in phases starting in 2005, until it is eliminated in 2007. The Company is currently in the process of evaluating the impact the new law will have on its consolidated financial statements.

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

General

     The Company is a holding company whose subsidiaries and unconsolidated affiliates own and/or operate short line and regional freight railroads and provide related rail services in North America, South America and Australia. The Company generates revenues primarily from the movement of freight over track owned or operated by its railroads. The Company also generates non-freight revenues primarily by providing railcar switching, car hire and rental, repair, storage, weighing, blocking and bulk transfer for Class I carriers and customers.

     For a complete description of the Company’s accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s 2003 Form 10-K.

     On August 30, 2004, the Company’s newly formed subsidiary, the Tazewell & Peoria Railroad, Inc. (TZPR) signed a twenty year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) located in Peoria, Illinois. The owners of the PPU include Norfolk Southern Railway Company, Union Pacific Railroad Company and Illinois Central Railroad Company. The TZPR will be operated by the Company’s Illinois Region and is contiguous to that Region’s existing railroad operations. The TZPR began operations in November 2004.

     On August 30, 2004, the Company completed the purchase from CSX Transportation, Inc. of the Savannah Wharf Branch rail line located in Savannah, Georgia for approximately $1.5 million. The transaction included the acquisition of 6.5 miles of track and related assets and a twenty year lease of the related real estate along the line. The $1.5 million purchase price was allocated to the track and related assets. The Savannah Wharf Branch is operated by the Company’s Rail Link Region and is contiguous to one of two existing Rail Link operations in the Savannah area. Rail Link began operations of the Savannah Wharf Branch in September 2004.

     On January 27, 2004, the Company completed the purchase from CSX Transportation, Inc. of the Homer City Branch rail line located in Homer City, Pennsylvania for approximately $600,000. The transaction included the acquisition of 16 miles of track and related assets including land and property rights. The Homer City Branch rail line will be operated by the Company’s New York-Pennsylvania Region and is contiguous to that existing railroad operation. Operations of the Homer City Branch are expected to begin in the second quarter of 2005 upon completion of track rehabilitation, a portion of which will be funded through government grants.

     On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program. The aggregate cost of the severance program, $1.0 million, is considered a liability assumed in the acquisition, and as such, was allocated to the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs was determined to be an intangible asset and approximately $27.1 million of the GP Railroads’ purchase price was allocated to this asset. This TSA asset is being amortized on a straight-line basis over a 30 year life, which is the expected life of the plant being served. No value was assigned to the other TSA. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

   Operating Revenues

     Operating revenues (which exclude revenues from the Company’s equity investments) were $77.2 million in the quarter ended September 30, 2004 compared to $61.5 million in the quarter ended September 30, 2003, an increase of $15.7 million or 25.6%. The following table sets forth operating revenues by acquisitions and existing operations for the quarters ended September 30, 2004 and 2003:

Operating Revenues by Acquisitions and Existing Operations
Quarters Ended September 30, 2004 and 2003
(dollars in thousands)

	2004			2003
	Total	Less	Existing	Total
	Revenues	Acquisitions	Operations	Revenues
Freight revenues	$57,109	$4,771	$52,338	$45,039
Non-freight revenues	20,134	1,509	18,625	16,460

Total operating revenues	$77,243	$6,280	$70,963	$61,499

     The $9.4 million increase on existing operations was primarily attributable to $7.3 million in freight revenues which mainly consisted of a $2.2 million increase in coal, coke and ores revenues in the Company’s Illinois, Utah and New York-

Pennsylvania Regions, a $1.8 million increase in metals revenues primarily in the Company’s New York-Pennsylvania and Canada Regions, a $857,000 net increase in revenues from farm and food products, a $817,000 increase in lumber and forest products, and a $1.8 million increase in non-freight switching revenues primarily in the Company’s Rail Link Region due to new customer contracts. The following table compares freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2004 and 2003:

Freight Revenues and Carloads Comparison by Commodity Group
Quarters Ended September 30, 2004 and 2003
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload
		% of		% of		% of		% of
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003
Coal, Coke & Ores	$11,641	20.4%	$9,271	20.6%	50,750	31.4%	43,307	32.8%	$229	$214
Pulp & Paper	10,420	18.2%	8,019	17.8%	23,981	14.8%	19,361	14.7%	435	414
Lumber & Forest Products	6,628	11.6%	4,333	9.6%	19,861	12.3%	13,652	10.4%	334	317
Metals	5,973	10.5%	3,999	8.9%	18,572	11.5%	13,241	10.0%	322	302
Minerals & Stone	5,866	10.3%	5,791	12.9%	16,457	10.2%	15,296	11.6%	356	379
Petroleum Products	5,803	10.2%	6,079	13.5%	7,806	4.8%	7,636	5.8%	743	796
Chemicals & Plastics	4,021	7.0%	2,775	6.2%	7,499	4.6%	5,998	4.5%	536	463
Farm & Food Products	3,648	6.4%	2,708	6.0%	8,692	5.4%	6,826	5.2%	420	397
Autos & Auto Parts	1,350	2.4%	1,116	2.5%	3,048	1.9%	2,773	2.1%	443	402
Intermodal	587	1.0%	411	0.9%	1,724	1.1%	1,347	1.0%	340	305
Other	1,172	2.0%	537	1.1%	3,402	2.0%	2,397	1.9%	345	224

Total	$57,109	100.0%	$45,039	100.0%	161,792	100.0%	131,834	100.0%	353	342

     Total carloads were 161,792 in the quarter ended September 30, 2004 compared to 131,834 in the quarter ended September 30, 2003, an increase of 29,958, or 22.7%. The increase consisted of 12,695 carloads from the new GP Railroads and 17,263 from existing operations due largely to an increase of 7,036 from carloads of coal, coke and ores in the Company’s Illinois, Utah and New York-Pennsylvania Regions, a net increase of 4,938 from carloads of metals primarily in the Company’s New York-Pennsylvania and Canada Regions, a net increase of 1,650 from carloads of lumber and forest products, a net increase of 1,108 from carloads of minerals and stone and a net increase of 2,531 from carloads of all other commodities combined. Average revenue per carload increased to $353 in the quarter ended September 30, 2004, compared to $342 per carload in the quarter ended September 30, 2003, an increase of 3.2%.

     Non-freight revenues were $20.1 million in the quarter ended September 30, 2004 compared to $16.4 million in the quarter ended September 30, 2003, an increase of $3.7 million or 22.3%. The $3.7 million increase was attributable to $1.5 million of non-freight revenues from the new GP Railroads of which $987,000 was car hire revenue, and a net increase of $2.2 million from existing operations. The net increase of $2.2 million from existing operations consisted of a $1.8 million increase in switching revenues primarily in the Rail Link Region and a net increase of $321,000 from all other non-freight revenues combined. The following table compares non-freight revenues for the quarters ended September 30, 2004 and 2003:

Non-Freight Revenues Comparison
Quarters Ended September 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railcar switching	$10,234	50.8%	$8,387	51.0%
Car hire and rental	3,131	15.6%	1,755	10.7%
Car repair services	1,295	6.4%	1,026	6.2%
Other operating income	5,474	27.2%	5,292	32.1%

Total non-freight revenues	$20,134	100.0%	$16,460	100.0%

Operating Expenses

     Operating expenses were $64.0 million in the quarter ended September 30, 2004, compared to $52.3 million in the quarter ended September 30, 2003, an increase of $11.7 million or 22.5%. The increase was attributable to $4.0 million in operating expenses from the new GP Railroads and an increase of $7.7 million in operating expenses from existing operations. The following table sets forth a comparison of the Company’s operating expenses in the quarters ended September 30, 2004 and 2003:

Operating Expense Comparison
Quarters Ended September 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$26,551	34.4%	$21,068	34.3%
Equipment rents	7,100	9.2%	4,362	7.1%
Purchased services	4,493	5.8%	4,779	7.8%
Depreciation and amortization	4,812	6.2%	3,869	6.3%
Diesel fuel	6,222	8.1%	4,105	6.7%
Casualties and insurance	4,598	6.0%	3,377	5.5%
Materials	3,826	5.0%	4,157	6.8%
Net loss (gain) on sale and impairment of assets	81	0.1%	(35)	(0.1%)
Other expenses	6,360	8.1%	6,612	10.6%

Total operating expenses	$64,043	82.9%	$52,294	85.0%

     Labor and benefits expense was $26.6 million in the quarter ended September 30, 2004 compared to $21.1 million in the quarter ended September 30, 2003, an increase of $5.5 million or 26.0%. The increase was attributable to $1.3 million in labor and benefits expense from the new GP Railroads and an increase of $4.2 million from existing operations. The increase from existing operations was due to a $4.0 million increase in labor and benefits expense related to increased freight shipments, regular wage and benefit increases and a 5.2% appreciation of the Canadian dollar.

     Equipment rents were $7.1 million in the quarter ended September 30, 2004 compared to $4.4 million in the quarter ended September 30, 2003, an increase of $2.7 million or 62.8%. The increase was attributable to $1.3 million in freight car operating lease and car hire expense from the new GP Railroads and an increase of $1.4 million from existing operations primarily due to car hire expense from increased freight shipments.

     Depreciation and amortization expense was $4.8 million in the quarter ended September 30, 2004 compared to $3.9 million in the quarter ended September 30, 2003, an increase of $943,000 or 24.4%. The increase was attributable to $568,000 from the new GP Railroads and an increase of $375,000 from existing operations.

     Diesel fuel expense was $6.2 million in the quarter ended September 30, 2004 compared to $4.1 million in the quarter ended September 30, 2003, an increase of $2.1 million or 51.6%. The increase was attributable to $144,000 from the new GP Railroads and an increase of $2.0 million on existing operations primarily due to a 37.0% increase in the average price per gallon and increased consumption due to carload increases.

     Casualties and insurance expense was $4.6 million in the quarter ended September 30, 2004 compared to $3.4 million in the quarter ended September 30, 2003, an increase of $1.2 million or 36.2%. The increase was attributable to $73,000 from the new GP Railroads and an increase of $1.1 million on existing operations. The increase on existing operations resulted primarily from derailments in the Company’s Oregon Region and property damage in the Company’s New York-Pennsylvania Region resulting from heavy rains and flooding.

     All other expenses combined were $14.8 million in the quarter ended September 30, 2004 compared to $15.5 million in the quarter ended September 30, 2003, a net decrease of $753,000 or 4.8%. A decline of $1.4 million on existing operations primarily due to reduced third party contractor services and materials for track maintenance work, was partially offset by $629,000 of new expense from the GP Railroads.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 82.9% in the quarter ended September 30, 2004 from 85.0% in the quarter ended September 30, 2003 due to the performance of both the Company’s existing and recently acquired railroads.

Interest Expense

     Interest expense was $2.4 million in the quarter ended September 30, 2004 compared to $2.2 million in the quarter ended September 30, 2003, an increase of $177,000.

Other Income, Net

     Other income (expense), net in the quarter ended September 30, 2004, was a loss of $221,000 compared to income of $54,000 in the quarter ended September 30, 2003, a decrease of $275,000. Other income, net consists primarily of exchange rate transaction gains (losses) from foreign dollar-denominated cash accounts and interest income.

Income Taxes

     The Company’s effective income tax rate in the quarter ended September 30, 2004 was 40.3% compared to 33.7% in the quarter ended September 30, 2003. The increase was primarily attributable to an increase in the effective tax rate of the Company’s Mexico Region. This increase in Mexico was partially offset by a reduction in the

Canada Region, due to a statutory rate decrease in Canada. In Mexico, for tax purposes, the Company’s subsidiaries recognize exchange gain or loss on their US dollar based assets and liabilities. As a result, the intra-quarter appreciation of the Mexican peso compared to the US dollar in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 resulted in a higher effective tax rate.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net were $3.8 million in the quarter ended September 30, 2004, compared to $2.9 million in the quarter ended September 30, 2003, an increase of $884,000. Equity earnings in the quarter ended September 30, 2004, consisted of $3.5 million from Australian Railroad Group and $273,000 from South America affiliates. Equity earnings in the quarter ended September 30, 2003, consisted of $2.7 million from Australian Railroad Group and $203,000 from South America affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

     The Company’s net income in the quarter ended September 30, 2004 was $10.1 million compared to net income of $7.6 million in the quarter ended September 30, 2003, an increase of $2.5 million or 33.2%. The increase in net income was the result of an increase in income before equity earnings of $1.6 million and an increase in equity in net income of unconsolidated international affiliates of $884,000.

     Basic Earnings Per Share in the quarters ended September 30, 2004 and 2003 were $0.42 and $0.31 respectively, on weighted average shares of 24.2 million and 20.0 million respectively. Diluted Earnings Per Share in the quarters ended September 30, 2004 and 2003 were $0.37 and $0.27 respectively, on weighted average shares of 27.5 million and 26.8 million respectively.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2004, the average currency translation rate for the quarter ended September 30, 2004 was 7.1% more favorable than the rate for the quarter ended September 30, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended September 30, 2004 and 2003, the Company recorded $3.5 million and $2.7 million, respectively, of equity earnings in the equity in net income of international affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income.

Freight Revenues

Australian Railroad Group
Freight Revenues and Carloads by Commodity Group
Quarters Ended September 30, 2004 and 2003
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Grain	$26,392	37.9%	$13,298	26.3%	69,185	28.1%	35,552	16.6%	$381	$374
Other Ores and Minerals	14,665	21.1%	12,571	24.8%	28,218	11.5%	28,282	13.2%	520	444
Iron Ore	10,588	15.2%	9,960	19.7%	47,886	19.4%	47,646	22.2%	221	209
Alumina	4,837	6.9%	3,736	7.4%	38,785	15.8%	38,577	18.0%	125	97
Bauxite	3,113	4.5%	2,398	4.7%	32,101	13.0%	32,426	15.1%	97	74
Hook and Pull (Haulage)	364	0.5%	1,404	2.8%	960	0.4%	3,253	1.5%	379	432
Gypsum	748	1.1%	817	1.6%	12,180	4.9%	13,176	6.1%	61	62
Other	8,946	12.8%	6,414	12.7%	16,927	6.9%	15,694	7.3%	529	409

Total	$69,653	100.0%	$50,598	100.0%	246,242	100.0%	214,606	100.0%	283	236

     ARG’s freight revenues were $69.7 million in the quarter ended September 30, 2004, compared to $50.6 million in the quarter ended September 30, 2003, an increase of $19.1 million or 37.7%. The increase in freight revenues was led by a $13.1 million increase in grain, due to the record harvest in Western Australia and a new customer in New South Wales; a $2.1 million increase in other ores and minerals, led by increased nickel related shipments; a $1.1 million increase in alumina shipments; and a $2.5 million increase in other revenues due to new business in New South Wales. All other commodities combined increased $0.2 million. In local currency, freight revenues increased 29.6% in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

     Total ARG carloads were 246,242 in the quarter ended September 30, 2004, compared to 214,606 in the quarter ended September 30, 2003, an increase of 31,636, or 14.7%. The increase was primarily the result of a 33,633 carload increase in grain offset by a net decrease in hook and pull of 2,293. Average freight revenues per carload increased from $236 to $283, primarily due to the appreciation of the Australian dollar relative to the U.S. dollar and higher revenues per car in other ores and minerals and other, partially offset by lower revenues per carload in hook and pull.

Non-Freight Revenues

     The following table compares ARG’s non-freight revenues for the quarters ended September 30, 2004 and 2003.

Australian Railroad Group
Non-Freight Revenues Comparison
Quarters Ended September 30, 2004 and 2003
(U.S. dollars in thousands)

		% of		% of
	2004	Total	2003	Total
Third party track access fees	$4,943	35.2%	$4,490	40.4%
Alice Springs to Darwin Line	1,668	11.9%	3,622	32.6%
Other operating income	7,431	52.9%	3,006	27.0%

Total non-freight revenues	$14,042	100.0%	$11,118	100.0%

     ARG’s non-freight revenues were $14.0 million in the quarter ended September 30, 2004, compared to $11.1 million in the quarter ended September 30, 2003, an increase of $2.9 million or 26.3%. ARG’s non-freight revenues increase was primarily attributable to higher third party access fees and other operating income, primarily fuel sales to other railroads, offset by a decrease in revenues from the Alice Springs to Darwin (ASD) line due to completion of construction. In local currency, non-freight revenue increased 19.0% in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

Operating Expenses

     ARG’s operating expenses were $66.9 million in the quarter ended September 30, 2004, compared to $50.5 million in the quarter ended September 30, 2003, an increase of $16.4 million or 32.5%. The following table sets forth a comparison of ARG’s operating expenses in the quarters ended September 30, 2004 and 2003.

Australian Railroad Group

Operating Expense Comparison
Quarters Ended September 30, 2004 and 2003
(U.S. dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$14,530	17.4%	$12,416	20.1%
Equipment rents	667	0.8%	482	0.8%
Purchased services	20,840	24.9%	16,433	26.6%
Depreciation and amortization	6,748	8.1%	6,065	9.8%
Diesel fuel used in operations	6,869	8.2%	3,747	6.1%
Diesel fuel for sales to third parties	5,385	6.4%	1,644	2.7%
Casualties and insurance	1,620	1.9%	1,563	2.5%
Materials	3,759	4.5%	2,970	4.8%
Net gain on sale and impairment of assets	(95)	-0.1%	(183)	-0.3%
Other expenses	6,636	7.9%	5,409	8.8%

Total operating expenses	$66,959	80.0%	$50,546	81.9%

     Labor and benefits expense, as a percentage of revenues, decreased to 17.4% in the quarter ended September 30, 2004, compared to 20.1% the quarter ended September 30, 2003. In local currency, labor and benefits increased 9.6%. The increase was due to higher freight volumes, particularly the strong grain shipments and the new business in New South Wales.

     Purchased services expense decreased to 24.9% of revenues in the quarter ended September 30, 2004, compared to 26.6% of revenues in the quarter ended September 30, 2003. In local currency, purchased services increased 18.7%. The increase was primarily due to the use of contract locomotive engineers, increased grain transfer costs related to the increase in freight volume and the commencement of operations of a rail loading facility in New South Wales.

     Depreciation and amortization expense, as a percentage of revenues, decreased to 8.1% in the quarter ended September 30, 2004, compared to 9.8% in the quarter ended September 30, 2003. In local currency, depreciation and amortization increased 4.6%. The increase was due to higher depreciation related to an increase in depreciable assets due to capital expenditures.

     Diesel fuel used in operations increased to 8.2% of revenues in the quarter ended September 30, 2004, compared to 6.1% of revenues in the quarter ended September 30, 2003. In local currency, the cost of fuel used in operations increased 72.9%. The increase was due to higher freight volumes on existing lines, the new business in New South Wales, the contract operations on the ASD line and a 35.1% increase in fuel prices.

     The cost of diesel fuel sold to third parties increased to 6.4% of revenues in the quarter ended September 30, 2004, compared to 2.7% of revenues in the quarter ended September 30, 2003. In local currency, the cost of diesel fuel sold to third parties increased 208.2%. The increase was due to a higher volume of fuel sales to other railroads and a 35.1% increase in fuel prices.

     Casualties and insurance costs decreased to 1.9% of revenues in the quarter ended September 30, 2004, compared to 2.5% of revenues in the quarter ended September 30, 2003. In local currency, casualties and insurance increased 1.4%.

     Materials expense, as a percentage of revenues, decreased to 4.5% in the quarter ended September 30, 2004, compared to 4.8% in the quarter ended September 30, 2003. In local currency, materials expense increased 19.2%. The increase was due to higher rolling stock maintenance costs.

     Other expenses, as a percentage of revenues, decreased to 7.9% in the quarter ended September 30, 2004, compared to 8.8% in the quarter ended September 30, 2003. In local currency, other expenses increased 15.1%. The increase was primarily due to track access fees and various other increases in administrative costs related to the new business in New South Wales.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

   Operating Revenues

     Operating revenues (which exclude revenues from the Company’s equity investments) were $223.7 million in the nine months ended September 30, 2004, compared to $183.3 million in the nine months ended September 30, 2003, an increase of $40.4 million or 22.0%.

Operating Revenues by Acquisitions and Existing Operations
Nine Months Ended September 30, 2004 and 2003
(dollars in thousands)

	2004			2003
	Total	Less	Existing	Total
	Revenues	Acquisitions	Operations	Revenues
Freight revenues	$167,826	$14,031	$153,795	$136,718
Non-freight revenues	55,881	4,396	51,485	46,580

Total operating revenues	$223,707	$18,427	$205,280	$183,298

     The $22.0 million increase in operating revenues from existing operations was primarily attributable to $17.1 million in freight revenues which mainly consisted of a $4.9 million increase in coal, coke and ores revenues in the Company’s Illinois, Utah and New York-Pennsylvania Regions, a $3.8 million increase in metals revenues primarily in the Company’s New York-Pennsylvania and Canada Regions, a $2.9 million increase in revenues from farm and food products in the Company’s Canada and Mexico Regions, a $1.9 million increase in lumber and forest products in the Company’s New York-Pennsylvania and Oregon Regions, a $1.6 million increase in chemicals revenues in the Company’s New York-Pennsylvania and Rail Link Regions, and a $4.4 million increase in non-freight switching revenues primarily in the Company’s Rail Link Region due to new customer contracts. The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2004 and 2003:

Freight Revenues and Carloads Comparison by Commodity Group
Nine Months Ended September 30, 2004 and 2003
(dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Coal, Coke & Ores	$34,440	20.5%	$28,919	21.2%	144,051	30.6%	125,418	31.7%	$239	$231
Pulp & Paper	29,710	17.7%	23,288	17.0%	70,171	14.9%	56,340	14.2%	423	413
Lumber & Forest Products	18,793	11.2%	12,776	9.3%	57,323	12.2%	40,508	10.2%	328	315
Petroleum Products	18,251	10.9%	18,750	13.7%	24,301	5.2%	24,033	6.1%	751	780
Metals	17,078	10.2%	12,951	9.5%	53,940	11.5%	44,986	11.4%	317	288
Minerals & Stone	16,695	9.9%	16,521	12.1%	44,850	9.5%	42,604	10.8%	372	388
Chemicals & Plastics	11,996	7.1%	8,209	6.0%	22,775	4.8%	17,631	4.5%	527	466
Farm & Food Products	11,387	6.8%	8,199	6.0%	27,058	5.8%	21,688	5.5%	421	378
Autos & Auto Parts	4,946	2.9%	4,351	3.2%	11,458	2.4%	10,764	2.7%	432	404
Intermodal	1,769	1.1%	1,199	0.9%	4,824	1.0%	4,335	1.1%	367	277
Other	2,761	1.7%	1,555	1.1%	9,711	2.1%	7,465	1.8%	284	208

Total	$167,826	100.0%	$136,718	100.0%	470,462	100.0%	395,772	100.0%	357	345

     Total carloads were 470,462 in the nine months ended September 30, 2004, compared to 395,772 in the nine months ended September 30, 2003, an increase of 74,690, or

18.9%. The increase consisted of 37,078 carloads from the new GP Railroads and 37,612 carloads from existing operations. The increase of 37,612 carloads from existing operations was due largely to a 16,563 increase from carloads of coal, coke and ores in the Illinois, Utah and New York-Pennsylvania Regions, a 8,065 increase from carloads of metals, primarily in the New York-Pennsylvania Region, a 4,936 increase from carloads of farm and food products, primarily in the Company’s Canada and Mexico Regions, and a 4,066 increase from carloads of lumber and forest products, primarily in the Oregon and New York-Pennsylvania Regions. The average revenue per carload increased to $357 in the nine months ended September 30, 2004, compared to $345 per carload in the nine months ended September 30, 2003, an increase of 3.5%.

     Non-freight revenues were $55.9 million in the nine months ended September 30, 2004, compared to $46.6 million in the nine months ended September 30, 2003, an increase of $9.3 million or 20.0%. The $9.3 million increase was attributable to $4.4 million of non-freight revenues from the new GP Railroads of which $2.7 million was car hire revenue, and a $4.9 million increase on existing operations of which $3.5 million was switching revenues, primarily in the Company’s Rail Link Region due to new customer contracts. The following table compares non-freight revenues for the nine months ended September 30, 2004 and 2003:

Non-Freight Operating Revenues Comparison
Nine Months Ended September 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Non-Freight		Non-Freight
	$	Revenue	$	Revenue
Railcar switching	$28,866	51.7%	$24,458	52.5%
Car hire and rental	8,618	15.4%	5,257	11.3%
Car repair services	4,119	7.4%	3,222	6.9%
Other operating income	14,278	25.5%	13,643	29.3%

Total non-freight revenues	$55,881	100.0%	$46,580	100.0%

Operating Expenses

     Operating expenses were $185.4 million in the nine months ended September 30, 2004, compared to $155.2 million in the nine months ended September 30, 2003, an increase of $30.2 million or 19.4%. The increase was attributable to $11.7 million in operating expenses from the new GP Railroads and an increase of $18.5 million in operating expenses from existing operations. The following table sets forth a comparison of the Company’s operating expenses in the nine months ended September 30, 2004 and 2003:

Operating Expense Comparison
Nine Months Ended September 30, 2004 and 2003
(dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$77,897	34.8%	$64,868	35.4%
Equipment rents	20,316	9.1%	13,162	7.2%
Purchased services	13,272	5.9%	13,735	7.5%
Depreciation and amortization	14,295	6.4%	11,437	6.2%
Diesel fuel	17,514	7.8%	13,726	7.5%
Casualties and insurance	11,958	5.3%	9,675	5.3%
Materials	11,144	5.0%	11,822	6.4%
Net (gain) loss on sale and impairment of assets	(12)	0.0%	141	0.1%
Other expenses	18,983	8.6%	16,678	9.1%

Total operating expenses	$185,367	82.9%	$155,244	84.7%

     Labor and benefits expense was $77.9 million in the nine months ended September 30, 2004, compared to $64.9 million in the nine months ended September 30, 2003, an increase of $13.0 million or 20.1%. The increase was attributable to $4.0 million in labor and benefits expense from the new GP Railroads and an increase of $9.0 million from existing operations. The increase from existing operations was due to an $8.0 million increase in labor and benefits expense related to increased freight shipments, regular wage increases and the 6.9% appreciation of the Canadian dollar and $1.0 million related to revised executive benefit plans.

     Equipment rents were $20.3 million in the nine months ended September 30, 2004, compared to $13.2 million in the nine months ended September 30, 2003, an increase of $7.2 million or 54.4%. The increase was attributable to $3.4 million in freight car operating lease and car hire expense from the new GP Railroads and an increase of $3.8 million from existing operations primarily due to car hire expense on increased freight shipments.

     Depreciation and amortization expense was $14.3 million in the nine months ended September 30, 2004, compared to $11.4 million in the nine months ended September 30, 2003, an increase of $2.9 million or 25.0%. The increase was attributable to $1.7 million from the new GP Railroads and an increase of $1.2 million from existing operations including $214,000 related to the Amended and Restated Service Assurance Agreement which the Company began amortizing in July 2003.

     Diesel fuel expense was $17.5 million in the nine months ended September 30, 2004, compared to $13.7 million in the nine months ended September 30, 2003, an increase of $3.8 million or 27.6%. The increase was attributable to $384,000 from the new GP Railroads and an increase of $3.4 million from existing operations due to a 17.8% increase in the consolidated average price per gallon and increased fuel consumption due to carload increases.

     Casualties and insurance expense was $12.0 million in the nine months ended September 30, 2004, compared to $9.7 million in the nine months ended September 30, 2003, an increase of $2.3 million or 23.6%. The increase was primarily attributable to $215,000 from the new GP Railroads, $1.6 million in derailment expense primarily in the Company’s Oregon Region, as well as significant property damage in the Company’s New York-Pennsylvania Region resulting from heavy rains and flooding.

     All other expenses combined were $43.4 million in the nine months ended September 30, 2004, compared to $42.4 million in the nine months ended September 30, 2003, a net increase of $1.0 million or 2.4%. A decline of $1.0 million on existing operations primarily due to reduced third party contractor services and materials for track maintenance work, was partially offset by $2.0 million of new expense from the GP Railroads.

Operating Ratio

     The Company’s operating ratio (total operating expenses as a percentage of operating revenues) improved to 82.9% in the nine months ended September 30, 2004, from 84.7% in the nine months ended September 30, 2003 due to the performance of both the Company’s existing and recently acquired railroads.

Interest Expense

     Interest expense was $7.1 million in the nine months ended September 30, 2004, compared to $6.7 million in the nine months ended September 30, 2003, an increase of $385,000.

Other Income, Net

     Other income, net in the nine months ended September 30, 2004, was $203,000 compared to $767,000 in the nine months ended September 30, 2003, a decrease of $564,000. Other income, net consists primarily of exchange rate transaction gains (losses) on foreign dollar-denominated cash accounts and interest income.

Income Taxes

     The Company’s effective income tax rate in the nine months ended September 30, 2004, was 39.0% compared to 37.3% in the nine months ended September 30, 2003. The increase was primarily attributable to an increase in the effective tax rate of the Company’s Mexico Region. This increase in Mexico was partially offset by a reduction in the Canada Region, due to a statutory rate decrease in Canada. In Mexico, for tax purposes, the Company’s subsidiaries recognize exchange gain or loss on their US dollar based assets and liabilities. As a result, the movement of the Mexican peso compared to the US dollar in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 resulted in a higher effective tax rate.

Equity in Net Income of Unconsolidated International Affiliates

     Equity earnings of unconsolidated international affiliates, net, were $11.2 million in the nine months ended September 30, 2004, compared to $7.0 million in the nine months ended September 30, 2003, an increase of $4.3 million. Equity earnings in the nine months ended September 30, 2004, consisted of $10.7 million from Australian Railroad Group and $496,000 from South America affiliates. Equity earnings in the nine months ended September 30, 2003, consisted of $6.9 million from Australian Railroad Group and $112,000 from South America affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

     The Company’s net income was $30.4 million in the nine months ended September 30, 2004, compared to net income of $20.8 million in the nine months ended September 30, 2003, an increase of $9.6 million. The increase in net income was the result of an increase in income before equity earnings of $5.3 million and an increase in equity in net income of unconsolidated international affiliates of $4.3 million.

     Basic Earnings Per Share in the nine months ended September 30, 2004 and 2003 were $1.24 and $0.84 respectively, on weighted average shares of 22.0 million and 19.9 million respectively. Diluted Earnings Per Share in the nine months ended September 30, 2004 and 2003 were $1.09 and $0.74 respectively, on weighted average shares of 27.4 million and 26.7 million respectively.

Supplemental Information – Australian Railroad Group

     ARG is a company owned 50% by the Company and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2004, the average currency translation rate for the nine months ended September 30, 2004 was 15.4% more favorable than the rate for the nine months ended September 30, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the nine months ended September 30, 2004 and 2003, the Company recorded $10.7 million and $6.9 million, respectively, of equity earnings in the equity in net income of international affiliates – Australian Railroad Group caption in the accompanying consolidated statements of income.

Freight Revenues

Australian Railroad Group
Freight Revenues and Carloads by Commodity Group
Nine Months Ended September 30, 2004 and 2003
(U.S. dollars in thousands, except average per carload)

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Grain	$78,323	37.6%	$40,709	28.4%	205,409	27.7%	104,369	17.0%	$381	$390
Other Ores and Minerals	43,798	21.0%	33,969	23.7%	82,033	11.1%	78,577	12.8%	534	432
Iron Ore	32,922	15.8%	25,640	17.9%	149,415	20.1%	132,250	21.5%	220	194
Alumina	14,589	7.0%	11,680	8.2%	117,921	15.9%	114,659	18.7%	124	102
Bauxite	9,245	4.4%	8,068	5.6%	92,352	12.5%	96,430	15.7%	100	84
Hook and Pull (Haulage)	1,279	0.6%	3,086	2.2%	6,257	0.8%	6,146	1.0%	204	502
Gypsum	2,659	1.3%	2,127	1.5%	37,587	5.1%	34,482	5.6%	71	62
Other	25,551	12.3%	17,896	12.5%	50,749	6.8%	47,029	7.7%	503	381

Total	$208,366	100.0%	$143,175	100.0%	741,723	100.0%	613,942	100.0%	281	233

     ARG’s freight revenues were $208.4 million in the nine months ended September 30, 2004, compared to $143.2 million in the nine months ended September 30, 2003, an increase of $65.2 million or 45.5%. The increase in freight revenues was led by a $37.6 million increase in grain, due to the record harvest in Western Australia and a new customer in New South Wales; a $9.8 million increase in other ores and minerals, led by increased nickel related shipments; and a $7.3 million increase in iron ore, due to production expansion at ARG’s largest iron ore customer and a new customer in Western Australia; a $2.9 million increase in alumina shipments; and a $7.7 million increase in other due to new business in New South Wales. All other commodities combined decreased $0.1 million. In local currency, freight revenues increased 26.5% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Total ARG carloads were 741,723 in the nine months ended September 30, 2004, compared to 613,942 in the nine months ended September 30, 2003, an increase of 127,781, or 20.8%. The increase was primarily the result of a 101,040 carload increase in grain, a 17,165 carload increase in iron ore, a 3,456 carload increase in other ores and minerals, and a 3,720 carload increase in other. Carloads of all other commodities combined increased 2,400. Average freight revenue per carload increased from $233 to $281, primarily due to the strength of the Australian dollar relative to the U.S. dollar and higher revenues per car in other ores and minerals and other, partially offset by lower revenues per carload in hook and pull.

Non-Freight Revenues

     The following table compares ARG’s non-freight revenues for the nine months ended September 30, 2004 and 2003.

Australian Railroad Group
Non-Freight Revenues Comparison
Nine Months Ended September 30, 2004 and 2003
(U.S. dollars in thousands)

		% of		% of
	2004	Total	2003	Total
Third party track access fees	$15,852	40.3%	$12,003	37.7%
Alice Springs to Darwin Line	4,855	12.3%	11,533	36.3%
Other operating income	18,692	47.4%	8,277	26.0%

Total non-freight revenues	$39,399	100.0%	$31,813	100.0%

     ARG’s non-freight revenues were $39.4 million in the nine months ended September 30, 2004, compared to $31.8 million in the nine months September 30, 2003, an increase of $7.6 million or 23.8%. ARG’s non-freight revenue increase was primarily attributable to the appreciation of the Australian dollar, higher third party track access fees and other operating income, primarily fuel sales to other railroads, offset by a decrease from the Alice Springs to Darwin (ASD) line due to completion of construction. In local currency, non-freight revenues increased 8.1% in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

Operating Expenses

     ARG’s operating expenses were $196.9 million in the nine months ended September 30, 2004, compared to $138.4 million in the nine months ended September 30, 2003, an increase of $58.5 million or 42.3%. The following table sets forth a comparison of ARG’s operating expenses in the nine months ended September 30, 2004 and 2003:

Australian Railroad Group
Operating Expense Comparison
Nine Months Ended September 30, 2004 and 2003
(U.S. dollars in thousands)

	2004		2003
		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues
Labor and benefits	$43,731	17.7%	$33,033	18.9%
Equipment rents	2,198	0.9%	1,204	0.7%
Purchased services	60,165	24.3%	43,283	24.7%
Depreciation and amortization	19,845	8.0%	16,940	9.7%
Diesel fuel used in operations	18,895	7.6%	10,758	6.2%
Diesel fuel for sales to third parties	13,549	5.5%	4,607	2.6%
Casualties and insurance	6,418	2.6%	6,444	3.7%
Materials	10,611	4.3%	8,404	4.8%
Net loss (gain) on sale and impairment of assets	376	0.1%	(816)	(0.5%)
Other expenses	21,141	8.5%	14,563	8.3%

Total operating expenses	$196,929	79.5%	$138,420	79.1%

     Labor and benefits expense, as a percentage of revenues, decreased to 17.7% in the nine months ended September 30, 2004, compared to 18.9% in the nine months ended September 30, 2003. In local currency, labor and benefits increased 15.1%. The increase was due to higher freight volumes, particularly the strong grain movements and the new business in New South Wales.

     Purchased services expense decreased to 24.3% of revenue in the nine months ended September 30, 2004, compared to 24.7% of revenues in the nine months ended September 30, 2003. In local currency, purchased services increased 21.1%. The increase was primarily due to the use of contract locomotive engineers, private road carriers, and a rail loading facility in New South Wales.

     Depreciation and amortization expense, as a percentage of revenues, decreased to 8.0% in the nine months ended September 30, 2004, compared to 9.7% in the nine months ended September 30, 2003. In local currency, depreciation and amortization increased 1.8%. The increase was due to higher depreciation related to an increase in depreciable assets due to capital expenditures.

     Diesel fuel used in operations increased to 7.6% of revenues in the nine months ended September 30, 2004, compared to 6.2% of revenues in the nine months ended September 30, 2003. In local currency, the cost of fuel used in operations increased 53.2%. The increase was due to higher freight volumes on existing lines, the new business in New South Wales, the contract operations in the Northern Territory (ASD), and a 15.8% increase in fuel prices.

     The cost of diesel fuel sold to third parties increased to 5.5% of revenues in the nine months ended September 30, 2004, compared to 2.6% of revenues in the nine months ended September 30, 2003. In local currency, the cost of diesel fuel sold to third parties increased 156.8%. The increase was due to a higher volume of fuel sales to other railroads and a 15.8% increase in fuel prices.

     Casualties and insurance costs decreased to 2.6% of revenues in the nine months ended September 30, 2004, compared to 3.7% of revenues in the nine months ended

September 30, 2003. In local currency, casualties and insurance decreased 14.7%. The decrease was due to improved safety performance and a decrease in insurance costs.

     Materials expense, as a percentage of revenues, decreased to 4.3% in the nine months ended September 30, 2004, compared to 4.8% in the nine months ended September 30, 2003. In local currency, materials expense increased 10.1%. The increase was due to higher rolling stock maintenance costs associated with the higher freight volumes.

     Net loss (gain) on sale and impairment of assets as a percentage of revenues, changed from a gain of 0.5% in the nine months ended September 30, 2003 to a loss of 0.1% in the nine months ended September 30, 2004. The net loss in the nine months ended September 30, 2004 was due to asset write offs in South Australia related to a detailed asset review. In the nine months ended September 30, 2003 asset dispositions resulted in a net gain.

     Other expenses, as a percentage of revenues, increased to 8.5% in the nine months ended September 30, 2004, compared to 8.3% in the nine months ended September 30, 2003. In local currency, other expenses increased 26.4%. The increase was primarily due to track access fees and various other increases in administrative costs related to the new business in New South Wales.

Liquidity and Capital Resources

     During the nine months ended September 30, 2004 the Company generated cash flow from operating activities of $41.4 million, invested $19.8 million in capital assets (net of $4.4 million in state grant funds received for track rehabilitation and construction), purchased $2.1 million of new rail properties, received $5.8 million in cash from unconsolidated international affiliates and received $2.8 million in proceeds from employee stock purchases. The Company paid $411,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and reduced its debt by $29.8 million during this same period primarily by using cash provided by operations.

     During the nine months ended September 30, 2003 the Company generated cash from operations of $38.2 million, invested $14.3 million in capital assets (net of $1.5 million in state grant funds received for track rehabilitation and construction), received $132,000 in cash from unconsolidated affiliates and received $1.7 million in proceeds from employee stock purchases. The Company paid $750,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and reduced its debt by $29.9 million during this same period primarily by using cash provided by operations to reduce debt.

     The Company originally budgeted approximately $29.2 million in capital expenditures in 2004, of which $19.8 million was for track rehabilitation and $9.4 million was for equipment. During 2004, budget addendums related to track rehabilitation increased the capital budget by approximately $1.0 million, net of $2.3 million expected to be funded by grants from state and federal agencies. Included in the revised budget of $30.2 million is approximately $2.7 million to exercise an early buyout of 36 leased locomotives and approximately $2.3 million to partially rehabilitate 16 miles of track to access a new coal-fired power plant customer in Homer City, Pennsylvania. The Company also expects to receive $6.3 million of state and federal grants to fund a portion of the track rehabilitation on the Homer City line. Completion of track rehabilitation projects is typically dependent on weather conditions in the fourth quarter of each year. Any carryover amounts would be included in the following year’s capital budget.

     At September 30, 2004 the Company had long-term debt, including current portion, totaling $129.0 million, which comprised 28.5% of its total capitalization. At December 31, 2003 the Company had long-term debt, including current portion, totaling $158.0 million, which comprised 35.2% of its total capitalization including the Mandatorily Redeemable Convertible Preferred Stock.

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

U.S. Credit Facilities

     As of September 30, 2004, the Company’s $223.0 million revolving loan, which matures in 2007, consisted of outstanding debt of $77.7 million, letter of credit guarantees of $8.1 million and $137.2 million of unused borrowing capacity. The $137.2 million ($113.4 million at December 31, 2003) of unused borrowing capacity is available for general corporate purposes including acquisitions. See Note 9 of the Company’s Form 10-K for the year ended 2003 for additional information regarding the Company’s credit facilities.

Mexican Financings

     On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable (Notes) totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the Notes, aggregating $16.8 million, have an eight year term with combined semi-annual principal payments of $1.4 million which began March 15, 2003, and continue through the maturity date of September 15, 2008. The third Note, in the amount of $10.5 million, has a nine year term with semi-annual principal payments of $750,000 which began March 15, 2003, and continue through the maturity date of September 15, 2009.

     The Notes are secured by essentially all the assets of Servicios and its subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM), and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes (Physical Completion), consisting of several obligations related to capital investments, operating performance and management systems and controls. In addition, the Company is obligated to provide $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project (Financial Completion), consisting of several financial performance thresholds. At present, FCCM has yet to achieve Physical Completion or Financial Completion. To date, GWI has advanced $1.7 million of this obligation, and based on current circumstances, it is probable that the Company will have to fund additional payments in order to meet the future principal repayment obligations of the Notes.

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

     Mexican Fuel Tax Credits – Under prior tax regulations, FCCM could apply diesel fuel tax credits it earned to a variety of its federal tax obligations, including income taxes, payroll taxes and value added taxes. In 2003, FCCM utilized approximately $3.3 million in such fuel tax credits. However, effective January 2004, due to Mexican tax regulations that allow railroads to apply these tax credits only to income tax related obligations, FCCM became unable to utilize such fuel tax credits.

If this regulation remains in place, FCCM would face additional annual cash payment obligations for the next few years until it generates sufficient taxable income to utilize such credits. This additional burden will make it more difficult for FCCM and Servicios to satisfy their debt obligations and increases the likelihood that the Company will have to fund all or a portion of its funding obligation. Company personnel are working with Secretary of Communications and Transportation and Mexican tax authorities to attempt to revise the tax regulation but the Company can offer no assurance that it will be successful.

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

     The following table sets forth reconciliation for Net Cash Provided by Operating Activities to Free Cash Flow:

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities	$41,469	$38,158
Net cash used in investing activities	(15,803)	(13,495)
Cash used for acquisitions	2,124	—

Free cash flow	$27,790	$24,663

     Impact of Foreign Currencies on Operating Revenues – In the nine months ending September 30, 2004, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

Operating Revenues
(dollars in thousands)

	Nine Months Ended September,
	2004			2003
			Revenue
		Currency	Excluding
		Translation	Currency
	As Reported	Impact	Impact	As Reported
U.S. Operating Revenues	$166,335	n/a	$166,335	$131,793
Canada Operating Revenues	33,633	$(2,308)	31,325	27,142
Mexico Operating Revenues	23,739	1,423	25,162	24,263

Total Operating Revenues	$223,707	$(885)	$222,822	$183,298

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

	Nine Months Ended
	September 30,
	2004	2003
Net cash provided by operating activities	$53,954	$34,280
Net cash used in investing activities	(37,763)	(21,510)
Cash transfer to restricted funds(a)	—	4,523

Free cash flow	$16,191	$17,293

(a)	Cash transfer to restricted funds represents cash deposited in an escrow account for mandated capital expenditures.

     Impact of Foreign Currency on ARG’s Operating Revenues and Net Income – In the nine months ending September 30, 2004, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:

ARG Operating Revenues and Net Income
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2004			2003
		Currency	Excluding
		Translation	Currency
	As Reported	Impact	Impact	As Reported
Operating Revenues	$247,765	($32,310)	$215,455	$174,988

Net Income	$21,494	($2,864)	$18,630	$13,720

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During 2003, 2002 and 2001, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. The swaps expire at various dates through September 2007 and the fixed base rates range from 3.35% to 5.46%. At September 30, 2004 and December 31, 2003, the notional amount under these agreements was $56.8 million and $60.6 million, respectively and the fair value of these interest rate swaps was a negative $1.2 million and $2.2 million, respectively.

     During 2004 and 2003, the Company entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars, one of which was outstanding as of September 30, 2004. This option, which expires in March 2005, gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 13.34 Mexican Pesos to the U.S. Dollar. The Company paid an up-front premium for this option of $28,000 in the quarter ended June 30, 2004. At September 30, 2004 and December 31, 2003, the notional amount under exchange rate options was $2.1 million and $5.3 million, respectively. At September 30, 2004 and December 31, 2003, the fair value of currency exchange rate options was $160 and $17,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Form 10-Q.

ITEM 2(e). ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
	Units)	per Share (or	Plans or	Plans or
2004	Purchased	Unit)	Programs	Programs
July 1 to July 31	—	—	NA	NA
August 1 to August 31	642	$23.35	NA	NA
September 1 to September 30	—	—	NA	NA

Total	642	$23.35	NA	NA

     On November 2, 2004 (and therefore after the period covered by this Form 10-Q), the Company announced that its Board has authorized the repurchase of up to 1,000,000 shares of its common stock. The Company intends to use the repurchased stock to offset dilution caused by the issuance of shares in connection with its employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5.	OTHER INFORMATION

On August 19, 2004, the board of directors of GWI (Board) amended its Bylaws to make them more consistent with current Bylaws for Delaware public companies. Among other changes, the amended Bylaws set forth clear procedures for stockholders to follow in order to nominate a candidate to the Board. In addition, the amended Bylaws no longer have a provision that specifically permits stockholders to call a meeting; determine the number of directors; or set the time and place of the first Board meeting. The amended Bylaws are filed as an exhibit to this Form 10-Q and are available on the Governance hyperlink included in GWI’s website, which is: https:www.gwrr.com.

ITEM 6.	EXHIBITS

(A). EXHIBITS — SEE INDEX TO EXHIBITS

INDEX TO EXHIBITS

(2.1)	Amended Bylaws

(10.1)	Genesee & Wyoming Inc. Award Notice for Employees for Options

(10.2)	Genesee & Wyoming Inc. Award Notice for Employees for Restricted Stock

(10.3)	Genesee & Wyoming Inc. Award Notice for Employees for Restricted Stock Units

(10.4)	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock

(10.5)	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock Units

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

(32.1)	Section 1350 Certifications

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: November 5, 2004		By: /s/ John C. Hellmann

	Name:	John C. Hellmann
	Title:	Chief Financial Officer

Date: November 5, 2004		By: /s/ James M. Andres

	Name:	James M. Andres
	Title:	Chief Accounting Officer and Global Controller