Form 10-K
period 2004-12-31
GENESEE & WYOMING INC
filed 2005-03-15
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-20847

GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut (Address of principal executive offices)	06830 (Zip Code)
(203) 629-3722
(Telephone No.)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.01 par value
(Title of Class)
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑         NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulations S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☑         No ☐
      Aggregate market value of Class A Common Stock held by non-affiliates based on closing price on June 30, 2004, as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $222,658,016. Shares of Class A Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
      Shares of common stock outstanding as of the close of business on March 1, 2005:

Class	Number of Shares Outstanding

Class A Common Stock	24,389,689
Class B Common Stock	2,650,122
      Documents incorporated by reference and the Part of the Form 10-K into which they are incorporated are listed hereunder.

Part of Form 10-K	Document Incorporated by Reference

Part III, Items 10, 11, 12, 13 and 14	Portion of the Registrant’s proxy statement to be filed in connection with the Annual Meeting of the Stockholders of the Registrant to be held on May 18, 2005.

      Unless the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “Genesee & Wyoming,” “we,” “our,” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term ARG we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. ARG is our 50%-owned affiliate based in Perth, Western Australia. All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in U.S. dollars unless specifically noted otherwise.
      Information set forth in Item 1 as well as in Item 2 should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 7, including the discussion of risk factors and the forward-looking statements.
      We make available free of charge, on or through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our Internet address is https:www.gwrr.com. Our website also contains hyperlinks to charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics.
PART I

ITEM 1.	BUSINESS
OVERVIEW
      We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States. Genesee & Wyoming was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. Since 1977, when Mortimer B. Fuller, III purchased a controlling interest in Genesee & Wyoming Railroad Company and became its Chief Executive Officer, we have completed 25 acquisitions and now operate over 8,200 miles of owned, jointly owned or leased track, with access to more than 3,000 additional miles under track access arrangements. Based on track miles, we believe that:

•	we are the second largest operator of regional railroads in North America; and

•	the Australian Railroad Group (ARG), which is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers Limited (Wesfarmers), owns and operates the second largest privately-owned rail system in Australia.
      We intend to increase our earnings and cash flow through the execution of our disciplined acquisition strategy for both domestic and international opportunities. When acquiring railroads in our existing regions, we target contiguous or nearby rail properties where our local management teams are best able to identify opportunities to reduce operating costs and increase equipment utilization. In new regions, we target rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region and attract qualified management. To help ensure accountability for the projected financial results of our potential acquisitions, we typically include the regional manager who would be operating the rail property after the acquisition as part of our due diligence team.
      We derive our acquisition, investment and long-term lease opportunities from the following four sources:

•	rail lines of industrial companies, such as Bethlehem Steel Corporation, Mueller Industries, Inc. and Georgia-Pacific Corporation (GP);

•	branch lines of Class I railroads, such as Burlington Northern Santa Fe Corporation (BNSF) and CSX Corporation (CSX);

•	other regional railroads or short line railroads, such as Emons Transportation Group, Inc. (Emons); and

•	foreign government-owned railroads, such as Westrail in Western Australia, that have been privatized.
      From 1977 to 1997, we acquired and integrated ten acquisitions in the United States. From 1997 to 2000, we acquired or made investments in seven railroads internationally, including in South Australia (1997), Canada (1997), Mexico (1999), Western Australia (2000) and Bolivia (2000). Since 2001, we have made six acquisitions in the United States and Canada, including South Buffalo Railway Company (South Buffalo) (2001), Emons (2002), Utah Railway Company (2002), a rail line leased from BNSF in Oregon (2002), Arkansas Louisiana & Mississippi Railroad Company, Chattahoochee Industrial Railroad and Fordyce and Princeton R.R. Co., acquired from GP (December 2003), and most recently, our new subsidiary, Tazewell and Peoria Railroad, Inc., commenced operations under a 20-year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) (November 2004).
      We believe that acquisition opportunities in the United States exist among the over 500 short line and regional railroads operating approximately 42,000 miles of track, as well as additional lines expected to be sold or leased by Class I railroads. Internationally, we believe that there are additional acquisition candidates in Australia, Canada, South America and other markets. As a result, we believe that we are well-positioned to capitalize on additional acquisition opportunities.
      Our strategy of building regional rail systems through acquisitions is best illustrated by our original U.S. region, the New York-Pennsylvania region, and our Australian operations, ARG.

•	New York-Pennsylvania Region. Starting with our original rail line, the Genesee & Wyoming, we have completed seven contiguous acquisitions since 1985, creating a regional railroad linking Western New York with Western Pennsylvania. Our recent acquisitions in this region include the South Buffalo, which we acquired from Bethlehem Steel Corporation in 2001, and the contiguous 17-mile rail line reaching a power plant in Homer City, Pennsylvania, which we acquired from CSX in 2004. From the year ended December 31, 1987 to the year ended December 31, 2004, we increased the annual revenues generated by our New York-Pennsylvania region from $8.0 million to $54.0 million. The region has a diverse commodity base including coal, petroleum, auto parts, chemicals, pulp and paper, salt and steel.

•	Australian Railroad Group. Over the past several years, we have been sequentially building a rail business that operates across the Australian continent. In Australia, we: (1) entered the market through the acquisition of the previously government-owned rail system of South Australia in 1997; (2) secured a contract to operate iron ore supply rail-lines and in-plant rail operations for a steel mill in Whyalla, South Australia in 1999; (3) combined our South Australian railroad business with previously government-owned rail assets of Western Australia, which we acquired with Wesfarmers for $334.0 million in December 2000; (4) acquired an equity interest (2.1% at December 31, 2004) in a consortium to build, own and operate an 885-mile rail line from Alice Springs to Darwin in the Northern Territory of Australia in April 2001; and (5) added a significant new customer contract in New South Wales on the east coast of Australia in November 2003. For the year ended December 31, 2004, ARG generated $333.6 million in revenues. ARG’s principal commodities are grain and various ores and minerals that are destined for export markets, particularly Asia.
OPERATING STRATEGY
      We intend to increase our earnings and cash flow through the execution of our operating strategy for both our domestic and international operations. Our railroads operate under strong local management, with centralized administrative support and oversight. Our operations are conducted in nine regions. These regions are, in the United States: Illinois; New York-Pennsylvania; Oregon; Rail Link (which includes industrial switching and port operations in various geographic locations); and Utah, and outside the United States: Australia (50% owned); Bolivia (22.9% owned); Canada; and Mexico. In all of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as prerequisites for us to achieve our financial goals. At the regional level, our operating strategy consists of the following four principal elements:

•	Focused Regional Marketing. We build each regional rail system on a base of large industrial customers, grow that business through marketing efforts, and pursue additional revenues by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking, and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively.

•	Lower Operating Costs. We constantly focus on lowering operating costs and have historically been able to operate acquired rail lines more efficiently than the companies and governments from whom we acquired these properties. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•	Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the demands of our customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we often rebuild older locomotives rather than purchase new locomotives, and our track investment on light density lines is at appropriate levels. In addition, in some instances, we are able to obtain state and/or federal grants to rehabilitate track because of the importance of certain of our shippers and railroads to the regional economies where they are located. Typically, we seek government funds to support investments that would not be financially viable for us to make on a stand-alone basis.

•	Continuous Safety Improvement. We believe that a safe work environment is essential for our employees and customers and the long-term success of our business. Each year we establish stringent safety targets. Through the execution of our safety program, we have reduced our injury frequency rate from 5.89 injuries per 200,000 man-hours worked in 1998 to 2.01 in 2004.
FINANCIAL STRATEGY
      We require that each potential acquisition strictly adhere to our return on capital targets. A significant portion of our management performance bonuses, at both the corporate and regional levels, is tied by formula to achieving these financial targets. Starting with bonuses for 2002 performance, our board of directors adopted a new incentive compensation program, the Genesee Value Added Bonus Program, which is designed to create objective standards against which performance can be measured to determine whether we are operating in a manner that generates increased stockholder value. By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase earnings and cash flow.
INDUSTRY
      According to the Association of American Railroads (AAR), there are 549 railroads in the United States operating over 140,939 miles of track. The AAR segments U.S. railroads into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $277.7 million in revenues, represent over 90% of total rail revenues. Regional and local railroads operate approximately 42,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. In terms of revenues, regional and local railroads combined account for approximately 8% of total rail revenues.

      The following table shows the breakdown of railroads by classification.

		Aggregate
		Miles
Classification of Railroads	Number	Operated	Revenues and Miles Operated

Class I	7	98,944	Over $277.7 million
Regional	32	15,648	$40.0 to $277.7 million and/or 350 or more miles operated
Local	510	26,347	Less than $40.0 million and less than 350 miles operated

Total	549	140,939

Source: Association of American Railroads, Railroad Facts, 2004 Edition.
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
      Although the acquisition market is competitive, we believe that we will continue to find opportunities to acquire rail properties in the United States and Canada from Class I railroads, industrial companies, and independent local and regional railroads. We also believe that we will continue to find additional acquisition opportunities in international markets.
MANAGEMENT
      Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have responsibility for overall strategic and financial planning, including acquisitions. The Chief Executive Officer is responsible for our global operations, including our equity investments in Australia and South America, while the Chief Operating Officer manages operations in North America. We believe that through our decentralized management structure, we have developed a culture that encourages employees to take initiative and responsibility, which is rewarded through performance-based bonus programs.
NORTH AMERICAN OPERATIONS

North American Customers
      Our North American operations served over 910 customers in 2004 compared with approximately 850 customers in 2003. The ten largest North American customers accounted for approximately 27% of our North American revenues in 2004, 2003 and 2002. In 2004, our largest North American customer was a company in the paper and forest products industry, which accounted for approximately 8% of our North American revenues. In 2003 and 2002, our largest North American customer was a coal-fired electricity generating plant, which accounted for approximately 5% of our North American revenues. We typically handle freight pursuant to transportation contracts among us, our connecting carriers and the shipper. These contracts are in accordance with industry norms and vary in duration, with terms of up to 20 years. These contracts establish price but do not typically obligate the shipper to move any particular volume.

North American Commodities
      Our North American railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. In 2004, coal, coke and ores, and pulp and paper products were the two largest commodity groups, constituting 19.9% and 17.9%, respectively, of total North American freight revenues, and 30.2% and 14.9%, respectively, of total North American carloads. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2004 and 2003:
North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2004 and 2003

									Average
									Freight
	Freight Revenues				Carloads				Revenues per
									Carload
		% of		% of		% of		% of
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003

	(Dollars in thousands, except average per carload)
Coal, Coke & Ores	$45,126	19.9%	$37,881	20.7%	191,038	30.2%	167,363	31.2%	$236	$226
Pulp & Paper	40,486	17.9%	30,939	16.9%	94,340	14.9%	74,662	14.1%	429	414
Lumber & Forest Products	25,295	11.2%	17,093	9.4%	76,055	12.0%	53,793	10.2%	333	318
Petroleum Products	24,465	10.8%	24,455	13.4%	32,401	5.1%	31,798	6.0%	755	769
Metals	23,464	10.4%	17,445	9.6%	73,412	11.6%	59,502	11.2%	320	293
Minerals & Stone	22,294	9.9%	21,983	12.0%	59,197	9.3%	56,484	10.7%	377	389
Chemicals-Plastics	16,270	7.2%	11,067	6.1%	31,262	4.9%	23,517	4.5%	520	471
Farm & Food Products	16,203	7.2%	12,133	6.6%	40,520	6.4%	32,589	6.2%	400	372
Autos & Auto Parts	6,362	2.8%	5,775	3.2%	14,665	2.3%	14,235	2.8%	434	406
Intermodal	2,409	1.1%	1,574	0.9%	6,425	1.0%	5,518	1.1%	375	285
Other	3,891	1.6%	2,222	1.2%	14,034	2.3%	10,292	2.0%	277	216

Total	$226,265	100.0%	$182,567	100.0%	633,349	100.0%	529,753	100.0%	357	345

      Coal, coke and ores consists primarily of shipments of coal to power plants and industrial customers.
      Pulp and paper consists primarily of inbound shipments of pulp and outbound shipments of kraft and finished papers and container board.
      Lumber and forest products consists primarily of finished lumber, plywood and particleboard used in construction and furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.
      Petroleum products consists primarily of fuel oil and crude oil.
      Metals consists primarily of scrap metal, finished steel products and coated pipe.
      Minerals and stone consists primarily of cement, gravel and stone used in construction, and salt used in highway ice control.
      Chemicals-plastics consists primarily of various chemicals used in manufacturing, particularly in the paper industry.
      Farm and food products consists primarily of sugar, molasses, rice and other grains and fertilizer.
      Autos and auto parts consists primarily of finished automobiles and stamped auto parts.
      Intermodal consists of various commodities shipped in trailers or containers on flat cars.

North American Non-Freight Revenues
      The primary components of our North American non-freight revenues are railcar switching revenues, car hire and rental services, demurrage and storage, car repair services, management fees and other operating income. Railcar switching revenues primarily consist of intra-plant switching revenues, which are revenues earned by providing services dedicated to the movement of railcars within industrial plants, and intra-terminal switching revenues, which are revenues earned for the movement of customer railcars from one track to another track on the same railroad. Car hire and rental revenues primarily include charges paid by other railroads for use of our railcars for moving freight. Demurrage and storage are charges to customers for holding or storing railcars. Car repair services are charges for repairing freight cars owned by others, either under contract or in accordance with AAR rules. Management fees are charges for managing rail-related facilities. Other operating income primarily consists of the following: trackage rights fees, which are charges to other railroads for running over our railroads; terminal services, which are freight transfer and trucking services; and scrap metal sales. In 2004 and 2003, non-freight revenues constituted 25.5% and 25.4%, respectively, of our total North American operating revenues with railcar switching representing 51.0% and 53.6%, respectively, of total North American non-freight revenues. The following table compares North American non-freight revenues for the years ended December 31, 2004 and 2003:
North American
Non-Freight Revenues Comparison
Years Ended December 31, 2004 and 2003

		% of		% of
	2004	Total	2003	Total

	(Dollars in thousands)
Railcar switching	$39,539	51.0%	$33,371	53.6%
Car hire and rental income	11,858	15.3%	7,054	11.3%
Demurrage and storage	7,533	9.7%	6,127	9.9%
Car repair services	5,460	7.0%	4,447	7.1%
Management fees	3,257	4.2%	2,686	4.3%
Other operating income	9,872	12.8%	8,575	13.8%

Total non-freight revenues	$77,519	100.0%	$62,260	100.0%

      The following table compares total North American revenues by geographic area for the years ended December 31, 2004 and 2003:
North American
Revenues Comparison by Geographic Area
Years Ended December 31, 2004 and 2003

		% of		% of
	2004	Total	2003	Total

	(Dollars in thousands)
Revenues:
United States	$226,521	74.6%	$175,650	71.8%
Canada	44,008	14.5%	37,538	15.3%
Mexico	33,255	10.9%	31,639	12.9%

Total operating revenues	$303,784	100.0%	$244,827	100.0%

      For additional financial information with respect to each of our geographic areas, see Note 17 to our Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Seasonality of Operations
      Typically, we experience relatively lower revenues in the first and fourth quarters of each year as the holiday season and colder weather tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in the second and third quarters when weather conditions are more favorable. However, certain of our traffic, such as coal for electricity generating facilities and salt for road de-icing, often benefits from particularly cold weather.

North American Employees
      As of December 31, 2004, our North American railroads and industrial switching locations had 2,045 full-time employees. Of this total, 912 railroad employees are members of national labor organizations. Our North American railroads have 33 contracts with these national labor organizations which have expiration dates ranging to 2009, and 6 of these contracts are currently in negotiations. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry. Comprehensive provisions are set forth in the RLA establishing the right of railroad employees to organize and bargain collectively along craft or class lines and imposing a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA also contains detailed procedures that must be exhausted before a lawful work stoppage may occur. We have also entered into employee bargaining agreements with an additional 67 employees who represent themselves, which have renewal dates ranging to 2007. We believe that our relationship with our employees is good.
AUSTRALIA OPERATIONS (Equity Accounting)
      ARG, which is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers, is reflected in our statement of income using the equity method of accounting. In the years ended December 31, 2004 and 2003, ARG contributed $14.2 million, or 37.8%, and $10.4 million, or 36.1%, respectively, of our total net income.
      ARG is composed of three principal subsidiaries, Australia Southern Railroad Pty Ltd (ASR), Australia Western Railroad Pty Ltd (AWR), and WestNet Rail Pty Ltd (WestNet). Both AWR and ASR operate locomotives and rail cars to provide rail freight service to customers in the states of Western Australia and South Australia, respectively. WestNet is the owner and maintainer of most of the standard gauge and narrow gauge track infrastructure in Western Australia and charges track access fees to rail operators that use its track infrastructure, including AWR. ARG is also accredited to operate in all the mainland states of Australia, thereby providing ARG with the ability to provide rail freight service across the Australian continent. In November 2003, ARG added a new customer in the State of New South Wales.
      Under the terms of the ARG shareholders’ agreement, neither shareholder has any capital commitment obligation, any obligation to fund ARG’s operations or any obligation to purchase the shares of the other shareholder, but there are transfer restrictions that limit the ability of a shareholder to sell their shares in ARG to a third party. ARG finances its operations through internally generated cash and a stand-alone Australian dollar debt which has no recourse to either shareholder. At this time, there are no plans for ARG to pay cash dividends, although in July 2004 ARG did repay the remaining outstanding balance on subordinated notes to the shareholders of $5.4 million each. According to the terms of the shareholders’ agreement, each shareholder has the right to appoint certain officers of ARG and half of the number of directors of ARG. Further, certain material and significant decisions require the unanimous consent of the board of ARG or both shareholders.

Australian Customers
      ARG currently serves over 75 customers. A significant portion of ARG’s revenues is attributable to customers operating in the grain, ores, minerals and alumina industries. ARG’s ten largest customers accounted for approximately 74%, 70% and 69% of its revenues for the years ended December 31, 2004, 2003 and 2002, respectively. ARG’s largest customer, AWB Limited (a major marketer and exporter of Australian wheat), accounted for 25%, 20% and 22% of its revenues for the years ended December 31, 2004, 2003, and 2002. ARG typically ships freight under transportation contracts which vary from customer to customer including terms which range from one to up to fifteen years, subject to certain review and extension provisions.

Australian Commodities
      The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2004 and 2003:
Australian Railroad Group
Freight Revenues and Carloads Comparison by Commodity Group
Years ended December 31, 2004 and 2003

									Average
									Freight
	Freight Revenues				Carloads				Revenues per
									Carload
		% of		% of		% of		% of
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003

	(U.S. dollars in thousands, except average per carload)
Grain	$101,983	36.6%	$61,125	29.5%	265,712	27.0%	158,462	18.7%	$384	$386
Other Ores and Minerals	58,384	20.9%	48,782	23.6%	109,418	11.1%	107,257	12.7%	534	455
Iron Ore	45,534	16.3%	36,238	17.5%	201,612	20.5%	179,711	21.2%	226	202
Alumina	19,666	7.1%	16,459	8.0%	157,168	16.0%	153,685	18.1%	125	107
Bauxite	12,732	4.6%	11,363	5.5%	125,793	12.8%	126,865	15.0%	101	90
Hook and Pull (Haulage)	1,713	0.6%	5,498	2.7%	7,414	0.8%	13,337	1.6%	231	412
Gypsum	3,662	1.3%	2,915	1.4%	50,394	5.1%	45,548	5.4%	73	64
Other	35,265	12.6%	24,543	11.8%	67,810	6.7%	62,865	7.3%	520	390

Total	$278,939	100.0%	$206,923	100.0%	985,321	100.0%	847,730	100.0%	283	244

      Grain consists primarily of wheat, barley, lupins, canola and oats, all of which are destined for export markets.
      Other Ores and Minerals consists primarily of shipments of coal to power plants and refineries, nickel and minerals sands destined for export markets, and lime used in the resources industry.
      Iron Ores consists primarily of lump and fine ores destined for export markets and used in the domestic production of steel.
      Alumina is a refined product destined for export markets.
      Bauxite is a raw material used in the production of alumina.
      Hook & Pull service consists of various commodities shipped in containers on flat cars.
      Gypsum is a raw material destined for export markets and used in the domestic production of plasterboard.
      Other commodities consist primarily of caustic chemicals used in the production of alumina, various commodities in containers on flat cars and fuel.

Australian Non-Freight Revenues
      ARG’s non-freight revenues consist of rail services such as track access fees charged to other railroads, services related to construction and operation of the Alice Springs to Darwin rail line, including operations management, diesel fuel sales to other railroads and other ancillary revenues. The following table compares ARG’s non-freight revenues for the years ended December 31, 2004 and 2003:
Australian Railroad Group
Non-Freight Revenues Comparison
Years Ended December 31, 2004 and 2003

		% of		% of
	2004	Total	2003	Total

	(U.S. dollars in thousands)
Third party track access fees	$21,208	38.8%	$18,042	42.3%
Alice Springs to Darwin Line	6,557	12.0%	12,103	28.4%
Other operating income	26,943	49.2%	12,503	29.3%

Total non-freight revenues	$54,708	100.0%	$42,648	100.0%

Australian Employees
      As of December 31, 2004, ARG had 1,048 full-time employees. Of this total, approximately 65% are employed under collective bargaining agreements. In each of Western Australia and New South Wales, ARG has a collective enterprise bargaining agreement covering the majority of employees. During 2004, ARG completed a re-negotiation of the Western Australia and New South Wales collective enterprise bargaining agreements, each of which has a term of approximately three years. In South Australia, ARG has one collective bargaining agreement that expired in September 2004. This agreement is currently being renegotiated and is expected to be completed in April 2005. ARG believes that its relationship with its employees is good.
NORTH AMERICAN SAFETY
      Our safety program involves all employees and focuses on the prevention of accidents and injuries. The Senior Vice President of each region is accountable for the results of the program. Each region has an officer responsible for day-to-day program administration. We maintain a corporate-wide safety program facilitated by the Vice President Safety & Environment. A Compliance Officer and a Director of Risk Management report to the Vice President Safety & Environment. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations.
NORTH AMERICAN INSURANCE
      We maintain insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions ranging from $200,000 to $500,000 per occurrence. In addition, we maintain excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under our liability policies. We maintain property damage coverage, subject to a standard pollution sub-limit and self-insured retentions ranging from $100,000 to $500,000.
      Employees of our United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability insurance policies. Employees of our industrial switching business are covered under workers’ compensation policies.
      We believe our insurance coverage is adequate in light of our experience and the experience of the rail industry.

NORTH AMERICAN COMPETITION
      Each of our railroads is typically the only rail carrier directly serving our customers; however, our railroads compete directly with other modes of transportation, principally motor carriers, and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight we handle is transferred either to or from other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent that highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.
      To a lesser degree, we also face competition with similar products made in other areas, a kind of competition commonly known as “geographic competition.” For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant versus paper plants in other locations. In some instances, we face “product competition,” where commodities we transport are exposed to competition from substitutes. For example, our fuel oil traffic in Mexico is used to generate electricity for a power grid where competition from natural gas generation is substantial.
      In acquiring rail properties, we generally compete with other short line and regional railroad operators as well as private equity firms operating in conjunction with short line rail operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquiror and operator of short line rail properties, combined with our managerial and financial resources, effectively positions us to take advantage of acquisition opportunities.
REGULATION

United States
      Our U.S. railroads are subject to regulation by:

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

Australia
      In Australia, regulation of rail safety is generally governed by State legislation and administered by State regulatory agencies. Regulation of access is governed by overriding Federal legislation with State based regimes operating in compliance with that legislation. ARG’s assets are therefore subject to the regulatory regimes governing safety in each of the states in which it operates. In addition, with respect to access to rail infrastructure, ARG’s Australian assets are subject to state-based access regimes and Part IIIA of the Trade Practices Act 1974.
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

Mexico
      In Mexico, the Secretary of Communications and Transport (SCT) has jurisdiction over, among other things:

•	policies and programs related to the railroad system,

•	the granting of concessions;

•	the regulation of the concessions and resolution of any issues regarding amendments or terminations to the concessions;

•	the regulation of tariff application; and

•	the imposition of sanctions when operators have not complied with the terms of a concession.
      A Mexican railroad is also subject to the Mexican Foreign Investments Law and the Federal Law of Economic Competition. The Foreign Investments Law governs the ownership of Mexican Railroads, such as our Mexican railroad, by foreign entities while the Law of Economic Competition is an antitrust statute.
ENVIRONMENTAL MATTERS
      Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Department of Transport and comparable agencies at the provincial level. In Mexico, these functions are administered at the federal level by the Secretary of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. There are no material environmental claims currently pending or, to our knowledge, threatened against us or any of our railroads. In addition, we believe that the operations of our railroads are in material compliance with current laws and regulations. We estimate that any expenses incurred in maintaining compliance with current laws and regulations will not have a material effect on our earnings or capital expenditures.
      In Mexico, our wholly-owned subsidiary, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V., was awarded a 30-year concession to operate certain railways owned by the government-owned rail company. Under the terms of the concession agreement, the federal railway company remains responsible for remediation of all contamination that occurred prior to the execution date of the concession agreement.
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
RISK FACTORS
      Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see Item 7 Management’s Discussion and Analysis elsewhere in this Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
      The information contained in this Annual Report on Form 10-K, including Management’s Discussion and Analysis Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects”, “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted under the caption “Risk Factors” in Item 7, as well as those noted in documents that we file from time to time with the Securities and Exchange Commission, which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein.

ITEM 2.	PROPERTIES.
      Genesee & Wyoming, through our subsidiaries and unconsolidated affiliates, currently has interests in thirty-three railroads of which twenty-five are in the United States, three are in Canada, three are in Australia, one is in Mexico and one is in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and our holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by our railroads. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track and the underlying land.
      Our railroads operate over approximately 8,200 miles of track that is owned, jointly-owned or leased by us or our affiliates. We or our affiliates’ railroads also operate, through various trackage rights agreements, over more than 3,000 miles of track that is owned or leased by others. The track miles listed below exclude sidings and yard tracks consisting of 444 miles in the U.S., 85 miles in Canada and 76 miles in Mexico.

      The following table sets forth certain information as of December 31, 2004 with respect to our railroads:

	Track
Railroad and Location	Miles	Notes	Structure	Connecting Carriers(1)

UNITED STATES:
Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	134	(2)	Owned	BPRR, NS, CSX

Bradford Industrial Rail, Inc. (BR) Pennsylvania	4	(3)	Owned	BPRR

Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	320	(4)	Owned/Leased	ALY, BLE, BR, CN, CP, CSX, NS, PS, RSR, AVR

The Dansville & Mount Morris Railroad Company (DMM) New York	8		Owned	GNWR

Genesee and Wyoming Railroad Company (GNWR) New York	26	(5)	Owned	CP, DMM, RSR, NS, CSX

Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	181	(6)	Owned	BPRR, NS

Rochester & Southern Railroad, Inc. (RSR) New York	66	(7)	Owned	BPRR, CP, GNWR, CSX

Illinois & Midland Railroad, Inc. (IMR) Illinois	97	(8)	Owned	BNSF, IAIS, IC, NS, TZPR, TPW, UP

Portland & Western Railroad, Inc. (PNWR) Oregon	287	(9)	Owned/Leased	BNSF, UP, WPRR, POTB

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	185	(10)	Leased	UP, PNWR, HLSC

Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	87	(11)	Owned/Leased	UP, BNSF

Commonwealth Railway, Inc. (CWRY) Virginia	17	(12)	Owned/Leased	NS

Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	10	(13)	Leased	NS, CSX

Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	26	(14)	Leased	UP, BNSF, TM

Golden Isles Terminal Railroad, Inc. (GITM) Georgia	26	(15)	Leased	CSX, NS

Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1	(16)	Leased	CSX, NS

South Buffalo Railway (SB) New York	52		Owned	BPRR, CSX, NS CP, CN

St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	165	(17)	Owned	GRS, SLQ

	Track
Railroad and Location	Miles	Notes	Structure	Connecting Carriers(1)

York Railway Company (YRC) Pennsylvania	40	(17)	Owned	CSX, NS

Utah Railway Company (URC) Utah	44	(18)	Owned	UP, BNSF

Salt Lake City Southern Railroad Company (SLCS) Utah	2	(19)	Owned	UP, BNSF

Chattahoochee Industrial Railroad (CIRR) Georgia	15	(20)	Owned	CSX, NS

Arkansas Louisiana and Mississippi Railroad Company (ALM) Arkansas, Louisiana	52	(20)	Owned	UP, KCS

Fordyce & Princeton Railroad Company (F&P) Arkansas	57	(20)	Owned	UP, KCS

Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	20	(21)	Leased	CN, UP, NS, BNSF, TPW, IAIS, IMRR, PRRR

CANADA:

St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	95	(17)	Owned	CP, CN, MMA

Huron Central Railway Inc. (HCR) Canada	179	(22)	Leased	CP, CN

Quebec Gatineau Railway Inc. (QGRY) Canada	293	(23)	Owned/Leased	CP, CN

MEXICO:

Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM)	960	(24)	Leased	FSRR

AUSTRALIA (equity accounting):
Australian Railroad Group Pty Ltd (ARG)	4,186	(25)	Leased	Open Access

BOLIVIA (equity accounting):

Ferroviaria Oriental, S.A. (Oriental)	600	(26)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.

(2)	In addition, ALY operates by trackage rights over 3 miles of NS. ALY merged with BPRR on January 1, 2004.

(3)	In addition, BR operates by trackage rights over 14 miles of BPRR. BR merged with BPRR on January 1, 2004.

(4)	Includes 92 miles under perpetual leases and 41 miles and 9 miles under leases expiring in 2027 and 2090, respectively. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018, and 44 miles of NS under an agreement expiring in 2027. We are seeking to sell or abandon approximately 25 miles of owned track that parallels track under the NS trackage rights agreement.

(5)	The GNWR is now operated by RSR.

(6)	In addition, PS operates over 13 miles pursuant to an operating contract. PS merged with BPRR on January 1, 2004. We are seeking to sell or abandon approximately 30 miles of owned track that duplicates service provided by BPRR.

(7)	In addition, RSR has a haulage contract over 52 miles of CP.

(8)	In addition, IMR operates by trackage rights over 15 miles of IC, 9 miles of TZPR and 5 miles of UP.

(9)	Includes 53 miles under lease expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November 1997 and is operated under a rail service easement, 92 miles purchased in July 1997 and 76 miles under lease expiring in 2017. If the leases terminate, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreements. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.

(10)	All under lease expiring in 2013, with renewal options subject to both parties’ consent. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.

(11)	Includes 14 miles under a lease expiring in 2011. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party and has a haulage contract with M.A. Patout & Sons over 4 miles of track.

(12)	Includes 12.5 miles under lease expiring in 2009.

(13)	All under lease expiring in 2005.

(14)	All under lease expiring in 2007. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.

(15)	Includes 6.5 miles which are owned and 19.5 miles which are under lease expiring in 2006. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.

(16)	All under lease expiring in 2006. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.

(17)	Subsidiary of Emons Transportation Group, Inc., acquired February 22, 2002.

(18)	URC was acquired August 28, 2002. In addition, URC operates by trackage rights over 326 miles of UP.

(19)	Subsidiary of Utah Railway Company, acquired August 28, 2002. In addition, SLCS operates by trackage rights over 21 miles of UP.

(20)	All acquired on December 31, 2003.

(21)	All under lease expiring in 2024.

(22)	All under lease expiring in 2017, with renewal options subject to both parties’ consent.

(23)	Consists of 275 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRY operates by trackage rights over 27 miles of CP.

(24)	All under a 30-year concession agreement expiring in 2029 operating on track structure which is owned by a government company. In addition, FCCM operates by trackage rights over 210 miles on Ferrosur (another privatized rail concession) and a government-owned line.

(25)	ARG is composed of three principal subsidiaries, Australia Southern Railroad Pty Ltd (ASR), Australia Western Railroad Pty Ltd (AWR), and WestNet Rail Pty Ltd (WestNet). ARG leases track infrastructure from the State of Western Australia for 49 years expiring in 2049 and from the State of South Australia for 50 years expiring in 2047. In Western Australia, ARG’s operations are composed of AWR, which operates locomotives and rail cars to provide rail freight service to its customers, and

WestNet, which owns the track infrastructure over which rail operations, including AWR, operate. ARG is also accredited to operate in all of the mainland states of Australia thereby providing ARG with the ability to provide rail freight service across the Australian continent without having to interchange with other railroads.

(26)	All under a 40-year concession agreement expiring in 2036 operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

LEGEND OF CONNECTING CARRIERS
AVR	Allegheny Valley Railroad
BLE	Bessemer and Lake Erie Railroad Company
BNSF	Burlington Northern Santa Fe Railway Company
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
FSRR	Ferrocarriles del Sureste
GRS	Guilford Rail System
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
IC	Illinois Central Railroad Company
KCS	Kansas City Southern
NS	Norfolk Southern Corp.
POTB	Port of Tillamook Bay Railroad
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
EQUIPMENT
      As of December 31, 2004, rolling stock of our North American operations consisted of 365 locomotives of which 251 were owned and 114 were leased, and 9,105 freight cars, of which 728 were owned and 8,377 were leased.

ITEM 3.	LEGAL PROCEEDINGS.
      On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April of 1999 to us of their ownership interests in certain of our Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of our Class A Common Stock at an exercise price of $2.56 per share if certain of our Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. On January 5, 2005, after conducting discovery, Plaintiffs filed a motion for summary judgment. We have determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years. Consequently, we believe the claim is without merit, and we intend to vigorously defend this lawsuit.
      In addition, we are a defendant in certain lawsuits resulting from our operations. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to our operating results, financial condition or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. — NONE
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 5(a).	Stock Market Results. Our Class A Common Stock publicly trades on the New York Stock Exchange under the trading symbol GWR. On February 11, 2004, we announced a three-for-two common stock split in the form of a 50% stock dividend. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of this stock split.
      The tables below show the range of high and low actual trade prices for our Class A Common Stock during each quarterly period of 2004 and 2003.

Year Ended December 31, 2004	High	Low

4th Quarter	$29.85	$24.28
3rd Quarter	$25.36	$21.50
2nd Quarter	$26.10	$21.11
1st Quarter	$25.22	$21.37

Year Ended December 31, 2003	High	Low

4th Quarter	$23.13	$15.67
3rd Quarter	$17.15	$13.60
2nd Quarter	$14.29	$10.26
1st Quarter	$14.07	$8.47
      Our Class B Common Stock is not publicly traded.
      Dividends. We did not pay cash dividends in 2004 and 2003. We do not intend to pay cash dividends for the foreseeable future and intends to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.
      Number of Holders. On March 2, 2005 there were 170 Class A Common Stock record holders and 10 Class B Common Stock record holders.
      See Item 12 below for the equity compensation plan table required by this Item 5.

Recent Sales of Unregistered Securities.
      We sold or issued shares of our Common Stock during the past three years in private transactions that were not registered with the Securities and Exchange Commission as follows:

2004	2003	2002

336,499 shares	495,195 shares	498,825 shares
      These shares were sold or issued in transactions that were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended. All of the shares issued in 2004, 2003 and 2002 were issued to various directors, officers and other executives of Genesee & Wyoming pursuant to compensation plans. The consideration we received for these shares was determined to be at least equal to the market value of the shares at the time of the transactions.

ITEM 5(c).	ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Total Number	Maximum Number
	(a)		of Shares	(or Approximate Dollar Value)
	Total Number	(b)	(or Units) Purchased	of Shares (or Units)
	of Shares	Average Price	as Part of Publicly	that May Yet be
	(or Units)	Paid per Share	Announced Plans	Purchased Under
2004	Purchased	(or Unit)	or Programs	the Plans of Program

October 1 to October 31	—	—	—	—
November 1 to November 30	—	—	—	1,000,000
December 1 to December 31	135	$27.60	—	1,000,000
      On November 2, 2004, we announced that our Board has authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA.
      The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, have been derived from our consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. See also Item 7.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
INCOME STATEMENT DATA(1):
Operating revenues	$303,784	$244,827	$209,540	$173,576	$206,530
Operating expenses	253,745	208,522	177,533	150,622	182,818
Income from operations	50,039	36,305	32,007	22,954	23,712
Interest expense	(11,142)	(8,646)	(8,139)	(10,049)	(11,233)
Gain on sale of 50% equity in Australian operations	—	—	—	2,985	10,062
Other (expense) income, net	(131)	986	726	497	1,549
Income before income taxes and equity earnings	38,766	28,645	24,594	16,387	24,090
Income taxes	16,059	10,567	8,761	6,166	10,569
Equity earnings	14,912	10,641	9,774	8,863	411
Net income	37,619	28,719	25,607	19,084	13,932
Preferred stock dividends and cost accretion	479	1,270	1,172	957	52
Net income available to common stockholders	$37,140	$27,449	$24,435	$18,127	$13,880
Basic earnings per common share:
Net income available to common stockholders	$1.54	$1.16	$1.06	$1.08	$0.94
Weighted average number of shares of common stock	24,138	23,659	23,016	16,724	14,748
Diluted earnings per common share:
Net income	$1.36	$1.03	$0.93	$0.94	$0.92
Weighted average number of shares of common stock and equivalents	27,402	26,768	26,377	19,374	15,139
BALANCE SHEET DATA AT YEAR END(1):
Total assets	$677,251	$627,173	$514,859	$402,519	$338,383
Total debt	132,237	158,022	125,417	60,591	104,801
Mandatorily Redeemable Convertible Preferred Stock	—	23,994	23,980	23,808	18,849
Stockholders’ equity	341,700	267,086	209,621	185,663	94,732

(1)	We have completed a number of recent acquisitions. Because of variations in the structure, timing and size of these acquisitions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of recent acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.
General
      We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. We also provide freight car switching and related services to United States industrial companies with railroad facilities within their complexes. We generate revenues primarily from the movement of freight over track owned or operated by our railroads. We also generate non-freight revenues primarily by providing rail car switching, car hire associated with our railcars and other ancillary rail services.
      Our operating expenses include wages and benefits, equipment rents (including car hire associated with other railroads’ railcars), purchased services, depreciation and amortization, diesel fuel, casualties and insurance, materials, net (gain) loss on sale and impairment of assets, and other expenses. Car hire is a charge paid by a railroad to the owners of railcars used by that railroad in moving freight. Other expenses generally include property and other non-income taxes, professional services, communication and data processing costs, and general overhead expense.
      When comparing our results of operations from one reporting period to another, you should consider the fact that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed a number of recent acquisitions. Because of variations in the structure, timing and size of these acquisitions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.
      Certain of our commodity shipments are sensitive to general economic conditions in North America, including paper products in Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as coal and salt are less affected by economic conditions and are more closely affected by the weather.
Expansion of Operations

United States
      Pawnee Transloading Company Inc.: On December 31, 2004, our newly formed subsidiary, Pawnee Transloading Company Inc. (Pawnee) acquired the assets of a coal and slag unloading facility in Kincaid, Illinois from LeGere Investors, Inc. The facility serves one of our freight customers in our Illinois Region. The purchase price of the unloading facilities and related assets was $785,000, net of cash received, all of which was allocated to the assets of the facility. Pawnee commenced operations on January 1, 2005.
      Tazewell & Peoria Railroad, Inc.: On November 1, 2004, our newly formed subsidiary, the Tazewell & Peoria Railroad, Inc. (TZPR) commenced operations under a 20-year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) located in Peoria, Illinois. Rent is payable annually in advance and the first year’s rent was $3.0 million. Future lease payments are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement. The owners of the PPU include NS, UP and Illinois Central Railroad Company. The TZPR is operated by our Illinois Region and is contiguous to that region’s existing railroad operations.
      Savannah Wharf Branch: On August 30, 2004, we completed the purchase from CSX of the Savannah Wharf Branch rail line located in Savannah, Georgia for approximately $1.6 million. The transaction included the acquisition of 6.5 miles of track and related assets and a twenty year lease of the related real estate along the line. The $1.6 million purchase price was allocated to the track and related assets. The Savannah Wharf

Branch is operated by our Rail Link Region and is contiguous to one of two existing Rail Link operations in the Savannah area.
      Homer City Branch: On January 27, 2004, we completed the purchase from CSX of the Homer City Branch rail line located in Homer City, Pennsylvania for approximately $600,000. The transaction included the acquisition of 16 miles of track and related assets including land and property rights. Operations of the Homer City Branch are expected to begin in the second quarter of 2005 upon completion of track rehabilitation, a portion of which will be funded through government grants. The Homer City Branch rail line will be operated by our New York-Pennsylvania Region and is contiguous to that existing railroad operation.
      Georgia Pacific Railroads: On December 31, 2003, we completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the GP Railroads for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, we implemented a severance program. The aggregate cost of the severance program was considered a liability assumed in the acquisition, and as such, was included in the purchase price. In conjunction with the acquisition, we entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs has been determined to be an intangible asset and approximately $27.1 million of the purchase price has been allocated to this asset. This TSA asset is being amortized on a straight-line basis over a 30-year life, which is the expected life of the plant being served, beginning January 1, 2004. No value was assigned to the other TSA.
      Oregon Lease: On December 30, 2002, we expanded our Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by BNSF. The rail line is contiguous to our existing Oregon railroad operations and increased that region’s annual carloads and enhanced operations through more efficient routing of existing traffic. We are operating the rail line under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through December 31, 2004, no payments were required under this lease.
      Utah Railway Company: On August 28, 2002, we acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, we implemented a severance program. The aggregate cost of these restructuring activities was considered a liability assumed in the acquisition, and as such, was included in the purchase price.
      Emons: On February 22, 2002, We acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. We purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less assumed current liabilities ($4.5 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, we implemented a severance program. The aggregate cost of these restructuring activities was considered a liability assumed in the acquisition, and as such, was included in the purchase price. The majority of these costs were paid in the three months ended March 31, 2002.

Australia
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

      ARG is also accredited to operate in all the mainland states of Australia, thereby providing ARG with the ability to provide rail freight service across the Australian continent. In November 2003, ARG added a new customer in the State of New South Wales. We account for our 50% ownership in ARG under the equity method of accounting.
Results of Operations
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

North American Operating Revenues

Overview
      North American operating revenues (which exclude revenues from our equity investments) were $303.8 million in the year ended December 31, 2004 compared to $244.8 million in the year ended December 31, 2003, an increase of $59.0 million or 24.1%. The $59.0 million increase in operating revenues consisted of $27.6 million in revenues from the new GP railroads, TZPR and Savannah Wharf operations and an increase of $31.4 million, or 12.8%, in revenues on existing North American operations. The following table sets forth North American operating revenues by acquisitions and existing operations for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004			2003	2004-2003 Variance Information

	Total	New	Existing	Total	Increase in Total		Increase in Existing
	Operations	Operations	Operations	Operations	Operations		Operations

	$	$	$	$	$	%	$	%

Freight revenues	$226,265	$19,903	$206,362	$182,567	$43,698	23.9%	$23,795	13.0%
Non-freight revenues	77,519	7,737	69,782	62,260	15,259	24.5%	7,522	12.1%

Total operating revenues	$303,784	$27,640	$276,144	$244,827	$58,957	24.1%	$31,317	12.8%

      The $43.7 million increase in freight revenues consisted of $18.9 million and $1.0 million in freight revenues from the new GP railroads and TZPR operations, respectively, and $23.8 million in freight revenues on existing North American operations. The $15.3 million increase in non-freight revenues consisted of $6.1 million, $909,000 and $721,000 in non-freight revenues from the new GP railroads, TZPR and Savannah Wharf operations, respectively, and $7.6 million in non-freight revenues on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2004 and 2003:

Freight Revenues
North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2004 and 2003

									Average Freight
	Freight Revenues				Carloads				Revenues per
									Carload
		% of		% of		% of		% of
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003

			(Dollars in thousands, except average per carload)
Coal, Coke & Ores	$45,126	19.9%	$37,881	20.7%	191,038	30.2%	167,363	31.2%	$236	$226
Pulp & Paper	40,486	17.9%	30,939	16.9%	94,340	14.9%	74,662	14.1%	429	414
Lumber & Forest Products	25,295	11.2%	17,093	9.4%	76,055	12.0%	53,793	10.2%	333	318
Petroleum Products	24,465	10.8%	24,455	13.4%	32,401	5.1%	31,798	6.0%	755	769
Metals	23,464	10.4%	17,445	9.6%	73,412	11.6%	59,502	11.2%	320	293
Minerals & Stone	22,294	9.9%	21,983	12.0%	59,197	9.3%	56,484	10.7%	377	389
Chemicals-Plastics	16,270	7.2%	11,067	6.1%	31,262	4.9%	23,517	4.5%	520	471
Farm & Food Products	16,203	7.2%	12,133	6.6%	40,520	6.4%	32,589	6.2%	400	372
Autos & Auto Parts	6,362	2.8%	5,775	3.2%	14,665	2.3%	14,235	2.8%	434	406
Intermodal	2,409	1.1%	1,574	0.9%	6,425	1.0%	5,518	1.1%	375	285
Other	3,891	1.6%	2,222	1.2%	14,034	2.3%	10,292	2.0%	277	216

Totals	$226,265	100.0%	$182,567	100.0%	633,349	100.0%	529,753	100.0%	357	345

      Coal, Coke and Ores revenues increased by $7.2 million, or 19.1%, due to an increase of $1.1 million from the new GP Railroads and TZPR, and an increase of $6.1 million from hauling carloads of coal on existing operations, primarily for electricity generating facilities.
      Pulp and Paper revenues increased by $9.5 million, or 30.9%, due to an increase of $7.2 million from hauling carloads of Pulp and Paper from the new GP Railroads, and an increase of $2.3 million from existing North American railroad operations serving pulp and paper customers located in our Canada Region.
      Lumber and Forest Products revenues increased by $8.2 million, or 48.0%, due to an increase of $5.5 million from the new GP Railroads, and an increase of $2.7 million on existing operations in our Oregon, New York-Pennsylvania and Canada Regions.
      Metals revenues increased by $6.0 million, or 34.5%, due to an increase of $738,000 from the new GP Railroads and TZPR, and an increase of $5.3 million on existing operations, primarily in our Oregon, New York-Pennsylvania and Canada Regions.
      Chemicals-Plastics revenues increased by $5.2 million, or 47.0%, due to an increase of $3.1 million from the new GP Railroads and TZPR, and an increase of $2.1 million on existing operations.
      Farm and Food Products revenues increased by $4.1 million, or 33.5%, due to an increase of $596,000 from the new GP Railroads and TZPR, and an increase of $3.5 million on existing operations, primarily due to existing customers in our Canada Region and new customers in our Mexico Region.

      Freight revenues from all remaining commodities increased by $3.4 million, or 6.1%, due to an increase of $1.6 million from the new GP Railroads and TZPR, and an increase of $1.8 million on existing operations.
      Total North American carloads were 633,349 in the year ended December 31, 2004 compared to 529,753 in the year ended December 31, 2003, an increase of 103,596 carloads or 19.6%. The increase consisted of 54,552 carloads from the new GP Railroads and TZPR, and an increase of 49,044 carloads, or 9.3%, on existing operations.
      The overall average revenues per carload increased 3.5% to $357 in the year ended December 31, 2004, compared to $345 per carload in the year ended December 31, 2003.

Non-Freight Revenues
      North American non-freight revenues were $77.5 million in the year ended December 31, 2004, compared to $62.3 million in the year ended December 31, 2003, an increase of $15.3 million, or 24.5%. The $15.3 million increase in non-freight revenues consisted of $6.1 million, $909,000 and $721,000 in non-freight revenues from the new GP Railroads, TZPR and Savannah Wharf operations, respectively, and $7.6 million in non-freight revenues on existing North American operations. The following table compares North American non-freight revenues for the years ended December 31, 2004 and 2003:
North American
Non-Freight Revenues Comparison
Years Ended December 31, 2004 and 2003

		% of		%of
	2004	Total	2003	Total

	(Dollars in thousands)
Railcar switching	$39,539	51.0%	$33,371	53.6%
Car hire and rental income	11,858	15.3%	7,054	11.3%
Demurrage and storage	7,533	9.7%	6,127	9.9%
Car repair services	5,460	7.0%	4,447	7.1%
Management fees	3,257	4.2%	2,686	4.3%
Other operating income	9,872	12.8%	8,575	13.8%

Total non-freight revenues	$77,519	100.0%	$62,260	100.0%

      Railcar switching revenues increased $6.2 million, or 18.4%, due to an increase of $950,000 from the new GP Railroads, TZPR and Savannah Wharf operations, and an increase of $5.2 million on existing North American operations of which $4.1 million was in our Rail Link Region. The $4.1 million increase in our Rail Link Region was attributable to a $2.0 million increase in industrial switching, of which $1.0 million was from new customers, and $2.1 million in railroad switching, primarily from growth of Rail Link’s port operations.
      Car hire and rental income increased $4.8 million, or 68.1%, due to an increase of $3.8 million from the new GP Railroads and TZPR operations, and an increase of $1.0 million on existing North American operations.
      Demurrage and storage revenues increased $1.4 million, or 22.9%, due to an increase of $1.4 million from the new GP Railroads, TZPR and Savannah Wharf operations.
      Car repair revenues increased $1.0 million, or 22.8%, due to an increase of $356,000 from the new GP Railroads, and an increase of $657,000 on existing North American operations.
      Management fee revenues increased $571,000, or 21.3%, due to an increase on existing North American operations primarily attributable to our management of a coal unloading facility in our Illinois region.
      Other operating income increased $1.3 million, or 15.1%, due to an increase of $1.1 million from the new GP Railroads and TZPR, and an increase of $232,000 on existing North American operations.

North American Operating Expenses

Overview
      North American operating expenses were $253.7 million in the year ended December 31, 2004, compared to $208.5 million in the year ended December 31, 2003, an increase of $45.2 million, or 21.7%. The increase was attributable to increases of $15.1 million, $2.0 million and $357,000 from the new GP Railroads, TZPR and Savannah Wharf operations, respectively, and an increase of $27.7 million on existing North American operations.

Operating Ratios
      Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 83.5% in the year ended December 31, 2004 from 85.2% in the year ended December 31, 2003.

Operating Expenses
      The following table sets forth a comparison of our North American operating expenses in the years ended December 31, 2004 and 2003:
North American
Operating Expense Comparison
Years Ended December 31, 2004 and 2003

	2004		2003

		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues

	(Dollars in thousands)
Labor and benefits	$105,079	34.6%	$87,315	35.7%
Equipment rents	27,692	9.1%	18,409	7.5%
Purchased services	18,358	6.0%	17,766	7.3%
Depreciation and amortization	19,243	6.3%	15,471	6.3%
Diesel fuel	25,432	8.4%	18,325	7.5%
Casualties and insurance	15,710	5.2%	13,831	5.6%
Materials	15,336	5.0%	15,189	6.2%
Net gain on sale and impairment of assets	(13)	0.0%	(87)	0.0%
Other expenses	26,908	8.9%	22,303	9.1%

Total operating expenses	$253,745	83.5%	$208,522	85.2%

      Labor and benefits expense increased $17.8 million, or 20.3%, due to an increase of $5.8 million from the new GP Railroads, TZPR and Savannah Wharf operations and an increase of $12.0 million on existing operations. The $12.0 million increase on existing operations consisted of $8.0 million in labor expense and $4.0 million in benefits expense. The labor increase was primarily attributable to $5.0 million of labor expense related to ninety-five new hires and increased work hours for all employees resulting from higher shipment levels on existing operations and $3.0 million from regular wage increases for all employees. The $4.0 million increase in benefits expense consisted of $3.0 million in benefits expense related to the new hires and increased work hours on existing operations for all employees and $1.0 million of increased health and welfare benefits for all employees. As a percentage of total revenues, labor and benefits decreased by 1.1% to 34.6% in 2004 from 35.7% in 2003.
      Equipment rent expense increased $9.3 million, or 50.4%, due to an increase of $4.4 million from the new GP Railroads and TZPR, and an increase of $4.9 million on existing operations. The $4.9 million increase on existing operations was primarily attributable to an increase of $2.2 million in car hire and an increase of $2.7 million in freight car, locomotive and other equipment rental expense, primarily due to a 9.3% increase in carloads in 2004. As a percentage of total revenues, equipment rents increased to 9.1% in 2004 from 7.5% in 2003, due principally to freight car lease expense on the new GP Railroads.
      Depreciation and amortization expense increased $3.8 million, or 24.4%, due to an increase of $2.3 million from the new GP Railroads and TZPR, and an increase of $1.5 million on existing operations. As a percentage of total revenues, depreciation and amortization remained constant at 6.3%.
      Diesel fuel expense increased $7.1 million, or 38.8%, due to an increase of $600,000 from the new GP Railroads and TZPR, and an increase of $6.5 million on existing operations. The $6.5 million increase on existing operations was primarily attributable to a $5.0 million increase resulting from higher fuel prices in 2004 as the average price per gallon of fuel increased 27.4%, and secondarily attributable to a $1.5 million increase resulting from a 6.7% increase in fuel consumption due to higher traffic levels. As a percentage of total revenues, diesel fuel increased to 8.4% in 2004 from 7.5% in 2003.
      Casualties and insurance increased $1.9 million, or 13.6%, due to an increase of $297,000 from the new GP Railroads and TZPR, and an increase of $1.6 million on existing operations. The $1.6 million increase on existing operations was primarily attributable to an increase in derailment expense in our Oregon Region. As a percentage of total revenues, casualties and insurance decreased to 5.2% in 2004 from 5.6% in 2003.
      All other expenses combined (purchased services, materials, gain on asset sales and other expenses) increased $5.4 million, or 9.8%, due to an increase of $4.1 from the new GP Railroads, TZPR and Savannah Wharf operations and an increase of $1.3 million on existing operations. As a percentage of total revenues, all other expenses combined decreased to 19.9% in 2004 from 22.6% in 2003.

Interest Expense
      Interest expense in the year ended December 31, 2004, was $11.1 million compared to $8.6 million in the year ended December 31, 2003, an increase of $2.5 million, or 28.9%. The $2.5 million increase was primarily due to a non-cash $1.6 million write-off related to unamortized deferred financing costs of the refinanced debt (see Note 9 to Consolidated Financial Statements), a cash expense of $257,000 for the termination of interest rate swaps related to the former debt, and a slightly higher average outstanding debt balance resulting from the GP Railroads acquisition in December 2003.

Other (Expense) Income, Net
      Other expense, net, was $131,000 in the year ended December 31, 2004, compared to Other income of $986,000 in the year ended December 31, 2003, a decrease of $1.1 million. Other (expense) income, net, in the years ended December 31, 2004 and 2003 consisted primarily of currency gains and losses on Australian dollar denominated cash and receivable balances, and interest income.

Income Taxes
      Our effective income tax rate in the years ended December 31, 2004 and 2003 was 41.4% and 36.9%, respectively. The increase in 2004 was primarily due to the tax rate used to compute our U.S. income taxes being stepped up to the highest corporate bracket of 35% based on our current and projected level of profitability. As a result, we increased our fourth quarter tax accrual by $1.0 million, of which $257,000 related to the first three quarters of 2004 and $785,000 related to a revaluation of our pre-2004 net U.S. deferred tax liabilities.

Equity in Net Income of Unconsolidated International Affiliates
      Equity earnings of unconsolidated international affiliates in the year ended December 31, 2004 were $14.9 million compared to $10.6 million in the year ended December 31, 2003, an increase of $4.3 million, or 40.1%. Equity earnings in the year ended December 31, 2004, consisted of $14.2 million from ARG and $677,000 from South American affiliates. Equity earnings in the year ended December 31, 2003, consisted of $10.4 million from ARG and $270,000 from South American affiliates.

Net Income and Earnings Per Share
      Net income for the year ended December 31, 2004 was $37.6 million compared to net income in the year ended December 31, 2003 of $28.7 million, an increase of $8.9 million, or 31.0%. The increase in net income was the result of an increase from North American operations of $4.6 million and an increase in equity earnings of unconsolidated affiliates of $4.3 million.
      Basic Earnings Per Share increased by $0.38, or 32.8%, to $1.54 in the year ended December 31, 2004 from $1.16 in the year ended December 31, 2003. Diluted Earnings Per Share increased by $0.33, or 32.0%, to $1.36 in the year ended December 31, 2004 from $1.03 in the year ended December 31, 2003. Weighted average shares for basic and diluted were 24.1 million and 27.4 million, respectively, in the year ended December 31, 2004, compared to 23.7 million and 26.8 million, respectively, in the year ended December 31, 2003. As a result of the retroactive restatement of earnings per share due to the adoption of EITF 03-06, basic and diluted earning per share were reduced by $.05 and $.04, respectively, for the year ended December 31, 2003.
Supplemental Information — Australian Railroad Group
      ARG is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar in 2004, the average currency translation rate for the year ended December 31, 2004 was 11.3% more favorable than the rate for the year ended December 31, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.
      In the years ended December 31, 2004 and 2003, we recorded $14.2 million and $10.4 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates — Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2004 and 2003.

Freight Revenues
Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Years ended December 31, 2004 and 2003

									Average Freight
	Freight Revenues				Carloads				Revenues per
									Carload
		% of		% of		% of		% of
Commodity Group	2004	Total	2003	Total	2004	Total	2003	Total	2004	2003

			(U.S. dollars in thousands, except average per carload)
Grain	$101,983	36.6%	$61,125	29.5%	265,712	27.0%	158,462	18.7%	$384	$386
Other Ores and Minerals	58,384	20.9%	48,782	23.6%	109,418	11.1%	107,257	12.7%	534	455
Iron Ore	45,534	16.3%	36,238	17.5%	201,612	20.5%	179,711	21.2%	226	202
Alumina	19,666	7.1%	16,459	8.0%	157,168	16.0%	153,685	18.1%	125	107
Bauxite	12,732	4.6%	11,363	5.5%	125,793	12.8%	126,865	15.0%	101	90
Hook and Pull(Haulage)	1,713	0.6%	5,498	2.7%	7,414	0.8%	13,337	1.6%	231	412
Gypsum	3,662	1.3%	2,915	1.4%	50,394	5.1%	45,548	5.4%	73	64
Other	35,265	12.6%	24,543	11.8%	67,810	6.7%	62,865	7.3%	520	390

Total	$278,939	100.0%	$206,923	100.0%	985,321	100.0%	847,730	100.0%	283	244

      ARG’s freight revenues were $278.9 million in the year ended December 31, 2004, compared to $206.9 million in the year ended December 31, 2003, an increase of $72.0 million or 34.8%. In local currency, freight revenues increased 21.1% in the year ended December 31, 2004, compared to the year ended December 31, 2003.
      Total ARG carloads were 985,321 in the year ended December 31, 2004 compared to 847,730 in the year ended December 31, 2003, a net increase of 137,591 carloads, or 16.2%. The net increase resulted primarily from an increase in grain of 107,250 carloads due to a record grain harvest in Western Australia and a new customer in New South Wales, an increase in other ores and minerals of 2,161 carloads due to stronger shipments of sulphuric acid and nickel in Western Australia, an increase in iron ore of 21,901 carloads due to a new customer and additional production from existing customers, an increase in alumina of 3,483 carloads due to higher production in Western Australia and an increase in gypsum of 4,846 carloads. These gains were partially offset by a decrease in hook and pull (haulage traffic) of 5,923 carloads due to certain non-recurring shipments in the preceding year. All other commodities combined increased by a net 3,873 carloads.
      The average revenues per carload increased to $283 in the year ended December 31, 2004, compared to $244 per carload in the year ended December 31, 2003, an increase of 16.0%, primarily due to the strength of the Australian dollar relative to the U.S. dollar in 2004 versus 2003. In local currency, the average revenue per carload increased 4.2% in the year ended December 31, 2004, compared to the year ended December 31, 2003.

Non-Freight Revenues
      ARG’s non-freight revenues were $54.7 million in the year ended December 31, 2004 compared to $42.6 million in the year ended December 31, 2003, an increase of $12.1 million, or 28.3%. In local currency, non-freight revenues increased 15.5% in the year ended December 31, 2004, compared to the year ended December 31, 2003.
      The following table compares ARG’s non-freight revenues for the years ended December 31, 2004 and 2003:
Australian Railroad Group
Non-Freight Revenues Comparison
Years Ended December 31, 2004 and 2003

		% of		% of
	2004	Total	2003	Total

	(U.S. dollars in thousands)
Third party track access fees	$21,208	38.8%	$18,042	42.3%
Alice Springs to Darwin Line	6,557	12.0%	12,103	28.4%
Other operating income	26,943	49.2%	12,503	29.3%

Total non-freight revenues	$54,708	100.0%	$42,648	100.0%

      The $12.1 million increase in non-freight revenues was primarily attributable to an increase in diesel fuel sold to third parties, which more than offset a $5.5 million decline in revenues from the Alice Springs to Darwin Line due to the completion of construction in the fourth quarter of 2003. ARG’s role in the project in 2004 was as the contract operator and as lessor of rail equipment.

ARG Operating Expenses
      ARG’s operating expenses were $265.7 million in the year ended December 31, 2004, compared to $194.4 million in the year ended December 31, 2003, an increase of $71.3 million, or 36.7%. The following table sets forth a comparison of ARG’s operating expenses in the years ended December 31, 2004 and 2003:
Australian Railroad Group
Operating Expense Comparison
Years Ended December 31, 2004 and 2003

	2004		2003

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

	(U.S. dollars in thousands)
Labor and benefits	$59,566	17.8%	$47,337	19.0%
Equipment rents	2,519	0.7%	1,733	0.7%
Purchased services	78,775	23.6%	60,096	24.1%
Depreciation and amortization	27,346	8.2%	23,443	9.4%
Diesel fuel used in operations	26,671	8.0%	15,900	6.4%
Diesel fuel for sales to third parties	19,944	6.0%	6,756	2.7%
Casualties and insurance	9,570	2.9%	8,568	3.4%
Materials	13,726	4.1%	11,635	4.6%
Net gain on sale and impairment of assets	(336)	(0.1)%	(2,081)	(0.8%)
Other expenses	27,921	8.4%	20,969	8.4%

Total operating expenses	$265,702	79.6%	$194,356	77.9%

      Labor and benefits as a percentage of revenues were 17.8% in the year ended December 21, 2004 compared to 19.0% in the year ended December 31, 2003. In local currency, labor and benefits increased 13.0%. The increase was due to new employee hires and longer hours worked by existing employees as a result of strong freight volumes, particularly the grain movements and the new business in New South Wales.
      Purchased services decreased to 23.6% of revenues in the year ended December 31, 2004, compared to 24.1% of revenues in the year ended December 31, 2003. In local currency, purchased services increased 18.0%. The increase was primarily due to the use of contract locomotive engineers, private road carriers and the use of a rail loading facility in Western Australia. Due to a locomotive engineer shortage in Australia, the average number of contract engineers was 94 in 2004 compared to 51 in 2003.
      Depreciation and amortization expense as a percentage of revenues decreased to 8.2% in the year ended December 31, 2004, compared to 9.4% in the year ended December 31, 2003. In local currency, depreciation and amortization expense increased 4.7%. The increase was due to higher depreciation related to an increase in depreciable assets due to capital expenditures.
      Diesel fuel used in operations increased to 8.0% of revenues in the year ended December 31, 2004, compared to 6.4% of revenues in the year ended December 31, 2003. In local currency, the cost of fuel used in operations increased 50.8%. The increase was due to a 20.5% increase in fuel consumed in operations related to higher freight volumes on existing lines, a full year of business in New South Wales, and a 25.2% increase in fuel prices.
      Diesel fuel sold to third parties increased to 6.0% of revenues in the year ended December 31, 2004, compared to 2.7% in the year ended December 31, 2003. In local currency, diesel fuel sold to third parties increased 165.3%. The increase was due to a 126.7% increase in the volume of fuel sold to other railroads caused by a new customer in South Australia and the Northern Territory and significantly higher purchases by an existing customer in Western Australia, and a 35.5% increase in fuel prices. The percentage increase in the price of fuel sold to third parties is greater than the percentage increase in the price of fuel consumed in operations due to higher fuel and related transportation costs incurred in remote geographic locations, where more of the fuel sales occurred.
      Casualties and insurance as a percentage of revenues decreased to 2.9% in the year ended December 31, 2004, compared to 3.4% in the year ended December 31, 2003. In local currency, casualties and insurance expense declined 1.1%. The decrease was due to an improved safety performance.
      Materials expense as a percentage of revenues decreased to 4.1% in the year ended December 31, 2004, compared to 4.6% in the year ended December 31, 2003. In local currency, materials expense increased 6.3%. The increase was due to higher rolling stock maintenance costs associated with the higher freight volumes.
      Net gain on sale and impairment of assets decreased to 0.1% in the year ended December 31, 2004, compared to 0.8% in the year ended December 31, 2003, due to a decrease in asset sales.
      Other expenses as a percentage of revenues remained at 8.4% in the year ended December 31, 2004, compared to the year ended December 31, 2003. In local currency, other expenses increased 19.8%. The increase was primarily due to track access fees and various other increases in administrative costs related to the new business in New South Wales.

Income Taxes
      ARG’s effective income tax rate in the years ended December 31, 2004 and 2003 was 30.1% and 15.7%, respectively. The 2004 effective tax rate is approximately equal to the statutory rate of 30%. The increase from 2003 was attributable to finalizing, during 2003, the tax base of assets acquired in December 2000 from the government. The net assets acquired were from a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During 2003, all matters were favorably resolved with the Australian Taxation Office, resulting in a reduction in income tax expense due to an overprovision of tax expense in prior periods.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

North American Operating Revenues

Overview
      North American operating revenues (which exclude revenues from the Company’s equity investments) were $244.8 million in the year ended December 31, 2003 compared to $209.5 million in the year ended December 31, 2002, an increase of $35.3 million or 16.8%. The $35.3 million increase in operating revenues consisted of $23.0 million in revenues from new Oregon, URC and Emons operations and an increase of $12.3 million, or 5.9%, in revenues on existing North American operations. The following table sets forth North American operating revenues by acquisitions and existing operations for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003			2002	2003-2002 Variance Information

	Total	New	Existing	Total	Increase in Total		Increase in Existing
	Operations	Operations	Operations	Operations	Operations		Operations

	$	$	$	$	$	%	$	%

Freight revenues	$182,567	$16,673	$165,894	$157,289	$25,278	16.1%	$8,605	5.5%
Non-freight revenues	62,260	6,290	55,970	52,251	10,009	19.2%	3,719	7.1%

Total operating revenues	$244,827	$22,963	$221,864	$209,540	$35,287	16.8%	$12,324	5.9%

      The $25.3 million increase in freight revenues consisted of $3.5 million, $8.7 million and $4.4 million in freight revenues from new Oregon, URC and Emons operations, respectively, and $8.7 million in freight revenues on existing North American railroad operations. The $10.0 million net increase in non-freight revenues consisted of $5.7 million and $566,000 in non-freight revenues from a full year of operations of URC and Emons, respectively, and $3.7 million in non-freight revenues on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2003 and 2002:

Freight Revenues
North American Freight Revenues and Carloads Comparison by Commodity Group
Years Ended December 31, 2003 and 2002

									Average Freight
	Freight Revenues				Carloads				Revenues per
									Carload
		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

			(Dollars in thousands, except average per carload)
Coal, Coke & Ores	$37,881	20.7%	$28,685	18.2%	167,363	31.2%	136,044	29.6%	$226	$211
Pulp & Paper	30,939	16.9%	25,711	16.3%	74,662	14.1%	64,494	14.0%	414	399
Petroleum Products	24,455	13.4%	20,655	13.1%	31,798	6.0%	29,479	6.4%	769	701
Minerals & Stone	21,983	12.0%	21,236	13.5%	56,484	10.7%	50,844	11.0%	389	418
Lumber & Forest Products	17,093	9.4%	12,828	8.2%	53,793	10.2%	36,265	7.9%	318	354
Metals	17,445	9.6%	15,993	10.2%	59,502	11.2%	57,846	12.6%	293	276
Farm & Food Products	12,133	6.6%	10,158	6.5%	32,589	6.2%	27,378	5.9%	372	371
Chemicals-Plastics	11,067	6.1%	9,523	6.1%	23,517	4.5%	19,949	4.3%	471	477
Autos & Auto Parts	5,775	3.2%	6,996	4.4%	14,235	2.8%	17,130	3.7%	406	408
Intermodal	1,574	0.9%	1,302	0.8%	5,518	1.1%	5,387	1.2%	285	242
Other	2,222	1.2%	4,202	2.7%	10,292	2.0%	15,527	3.4%	216	271

Totals	$182,567	100.0%	$157,289	100.0%	529,753	100.0%	460,343	100.0%	345	342

      Coal, Coke and Ores revenues increased by $9.2 million, or 32.1%, due to an increase of $8.1 million in freight revenues from the acquisition of URC and an increase in revenues of $1.1 million from hauling carloads of Coal on existing operations for power generating facilities.
      Pulp and Paper revenues increased by $5.2 million, or 20.3%, due to an increase of $483,000 in freight revenues from hauling carloads of Pulp and Paper on the new Oregon line, and an increase of $4.7 million in revenues from existing North American railroad operations serving Pulp and Paper customers located in our Oregon, New York-Pennsylvania and Canada Regions.
      Petroleum Products revenues increased by $3.8 million, or 18.4%, primarily due to an increase of $2.9 million in freight revenues in our Mexico Region, primarily due to longer hauls for an existing customer and a hurricane that temporarily halted shipments in 2002, and an increase of $949,000 in revenues in the our other Regions.
      Lumber and Forest Products revenues increased by $4.3 million, or 33.2%, due to an increase of $2.0 million in revenues from the new Oregon line, and an increase in freight revenues of $2.3 million on existing operations in our Oregon and Canada Regions.
      Freight revenues from all remaining commodities reflected a net increase of $2.8 million.
      Total North American carloads were 529,753 in the year ended December 31, 2003 compared to 460,343 in the year ended December 31, 2002, an increase of 69,410 carloads or 15.1%. The increase of 69,410 carloads, consisted of 19,790, 29,329 and 3,504 carloads, from new Oregon, URC and Emons operations, respectively, and a net increase of 16,787 carloads on existing operations.
      The average revenues per carload increased to $345 in the year ended December 31, 2003, compared to $342 per carload in the year ended December 31, 2002.

Non-Freight Revenues
      North American non-freight revenues were $62.3 million in the year ended December 31, 2003, compared to $52.3 million in the year ended December 31, 2002, an increase of $10.0 million, or 19.2%. The $10.0 million increase consisted of $5.6 million and $602,000 in non-freight revenues from a full year of operations of URC and Emons, respectively, and $3.8 million in non-freight revenues on existing North American operations. The following table compares North American non-freight revenues for the years ended December 31, 2003 and 2002:
North American
Non-Freight Revenues Comparison
Years Ended December 31, 2003 and 2002

		% of		% of
	2003	Total	2002	Total

	(Dollars in thousands)
Railcar switching	$33,371	53.6%	$28,426	54.4%
Car hire and rental income	7,054	11.3%	7,503	14.4%
Demurrage and storage	6,127	9.9%	5,352	10.2%
Car repair services	4,447	7.1%	3,563	6.8%
Management fees	2,686	4.3%	2,263	4.3%
Other operating income	8,575	13.8%	5,144	9.9%

Total non-freight revenues	$62,260	100.0%	$52,251	100.0%

      The increase of $4.9 million in railcar switching revenues was primarily attributable to the addition of URC railroad operations.
      The net increase of $3.4 million in other operating income was primarily attributable to increases on existing operations of $810,000 in trackage rights and haulage revenues and approximately $2.6 million in other operating income including a major one-time shipment for the U.S. government.

North American Operating Expenses

Overview
      North American operating expenses were $208.5 million in the year ended December 31, 2003, compared to $177.5 million in the year ended December 31, 2002, an increase of $31.0 million, or 17.5%. The increase was attributable to an $18.2 million increase on existing North American operations, including additional costs from the new contiguous rail line in our Oregon Region, and $11.0 million and $1.8 million from a full year of operations of URC and Emons, respectively.

Operating Ratios
      Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 85.2% in the year ended December 31, 2003 from 84.7% in the year ended December 31, 2002. The year ended December 31, 2002 included a favorable 1.5% impact from net gains on sale of assets.

Operating Expenses
      The following table sets forth a comparison of our North American operating expenses in the years ended December 31, 2003 and 2002:
North American
Operating Expense Comparison
Years Ended December 31, 2003 and 2002

	2003		2002

		Percent of		Percent of
		Operating		Operating
	Dollars	Revenues	Dollars	Revenues

	(Dollars in thousands)
Labor and benefits	$87,315	35.7%	$77,778	37.1%
Equipment rents	18,409	7.5%	17,776	8.5%
Purchased services	17,766	7.3%	15,471	7.4%
Depreciation and amortization	15,471	6.3%	13,569	6.5%
Diesel fuel	18,325	7.5%	13,368	6.4%
Casualties and insurance	13,831	5.6%	10,592	5.1%
Materials	15,189	6.2%	13,047	6.2%
Net gain on sale and impairment of assets	(87)	0.0%	(3,140)	(1.5)%
Other expenses	22,303	9.1%	19,072	9.0%

Total operating expenses	$208,522	85.2%	$177,533	84.7%

      Labor and benefits expense increased $9.5 million, or 12.3%, of which $4.1 million was an increase on existing North American operations and $4.7 million and $700,000 was from a full year of operations of URC and Emons, respectively. The $4.1 million increase on existing operations was primarily attributable to approximately $1.4 million from the new rail line in our Oregon Region, $400,000 from hires in new legal, tax and safety management positions and $2.3 million from regular wage increases and increased labor expense related to higher shipment levels on existing operations. As a percentage of total revenues, labor and benefits decreased by 1.4% to 35.7% in 2003 from 37.1% in 2002.
      Diesel fuel expense increased $4.9 million, or 37.1%, of which $3.4 million was an increase on existing North American operations and $1.3 million and $180,000 was from a full year of operations of URC and Emons, respectively. The $3.4 million increase on existing operations was primarily attributable to increased fuel prices in 2003 as the average price per gallon of fuel increased 20.5%. As a percentage of total revenues, diesel fuel increased to 7.5% in 2003 from 6.4% in 2002.
      Casualties and insurance increased $3.2 million, or 30.6%, of which $2.8 million was an increase on existing North American operations and $350,000 and $67,000 was from a full year of operations of URC and Emons, respectively. The $2.8 million increase on existing operations was primarily attributable to an increase in derailment expense of $1.6 million, insurance expense of $1.0 million, and claims expense of $170,000. As a percentage of total revenues, casualties and insurance increased to 5.6% in 2003 from 5.1% in 2002.
      Net gain on sale and impairment of assets decreased $3.1 million primarily due to a non-recurring gain of $2.8 million from an asset sale in our New York-Pennsylvania Region in the year ended December 31, 2002.
      Other expenses increased $3.2 million, or 16.9%, of which $2.1 million was an increase on existing North American operations and $1.0 million and $107,000 was from a full year of operations of URC and Emons, respectively. The $2.1 million increase on existing operations was primarily due to increases of $350,000 in accounting and legal fees, $295,000 in information technology costs, $231,000 in trackage rights, $133,000 in acquisition costs, and approximately $1.1 million in all other costs. As a percentage of total revenues, other expenses increased to 9.1% in 2003 from 9.0% in 2002.

Interest Expense
      Interest expense in the year ended December 31, 2003, was $8.6 million compared to $8.1 million in the year ended December 31, 2002, an increase of $507,000, or 6.2% primarily due to higher average outstanding debt resulting from the URC acquisition. It should be noted that interest expense for the year ended December 31, 2002 includes a $597,000 non-cash charge for the write off of unamortized deferred finance fees as a result of a refinancing in 2002.

Other Income, Net
      Other income, net, in the year ended December 31, 2003, was $986,000 compared to $726,000 in the year ended December 31, 2002, an increase of $260,000, or 35.8%. Other income, net, in the years ended December 31, 2003 and 2002 consisted primarily of interest income and currency gains and losses on Australian dollar denominated cash and receivable balances.

Income Taxes
      Our effective income tax rate in the years ended December 31, 2003 and 2002 was 36.9% and 35.6%, respectively. The increase in 2003 was partially attributable to a higher effective rate on foreign earnings partially offset by a decrease in U.S. state effective tax rates.

Equity in Net Income of Unconsolidated International Affiliates
      Equity earnings of unconsolidated international affiliates in the year ended December 31, 2003 were $10.6 million compared to $9.8 million in the year ended December 31, 2002, an increase of $867,000. Equity earnings in the year ended December 31, 2003, consisted of $10.4 million from ARG and $270,000 from South American affiliates. Equity earnings in the year ended December 31, 2002, consisted of $8.5 million from ARG and $1.3 million from South American affiliates.

Net Income and Earnings Per Share
      Net income for the year ended December 31, 2003, was $28.7 million compared to net income in the year ended December 31, 2002, of $25.6 million, an increase of $3.1 million, or 12.2%. The increase in net income was the result of an increase from North American operations of $2.2 million and an increase in equity earnings of unconsolidated affiliates of $867,000.
      Basic Earnings Per Share in the year ended December 31, 2003 increased by $0.10, or 9.4%, to $1.16 from $1.06 in the year ended December 31, 2002. Diluted Earnings Per Share in the year ended December 31, 2003 increased by $0.10, or 10.8%, to $1.03 from $0.93 in the year ended December 31, 2002. Weighted average shares for basic and diluted were 23.7 million and 26.8 million, respectively, in the year ended December 31, 2003, compared to 23.0 million and 26.4 million, respectively, in the year ended December 31, 2002.
Supplemental Information — Australian Railroad Group
      ARG is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar in 2003, the average currency translation rate for the year ended December 31, 2003 was 21.5% more favorable than the rate for the year ended December 31, 2002, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

      In the years ended December 31, 2003 and 2002, we recorded $10.4 million and $8.5 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates — Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2003 and 2002.

Freight Revenues
Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Years ended December 31, 2003 and 2002

									Average Freight
	Freight Revenues				Carloads				Revenues per
									Carload
		% of		% of		% of		% of
Commodity Group	2003	Total	2002	Total	2003	Total	2002	Total	2003	2002

			(U.S. dollars in thousands, except average per carload)
Grain	$61,125	29.5%	$53,590	30.5%	158,462	18.7%	177,651	20.5%	$386	$302
Other Ores and Minerals	48,782	23.6%	38,075	21.7%	107,257	12.7%	99,816	11.5%	455	381
Iron Ore	36,238	17.5%	27,038	15.4%	179,711	21.2%	177,619	20.5%	202	152
Alumina	16,459	8.0%	13,828	7.9%	153,685	18.1%	151,756	17.5%	107	91
Bauxite	11,363	5.5%	10,125	5.8%	126,865	15.0%	127,892	14.8%	90	79
Hook and Pull(Haulage)	5,498	2.7%	8,343	4.8%	13,337	1.6%	24,628	2.9%	412	339
Gypsum	2,915	1.4%	2,327	1.3%	45,548	5.4%	42,389	4.9%	64	55
Other	24,543	11.8%	22,114	12.6%	62,865	7.3%	63,724	7.4%	390	347

Total	$206,923	100.0%	$175,440	100.0%	847,730	100.0%	865,475	100.0%	244	203

      ARG’s freight revenues were $206.9 million in the year ended December 31, 2003, compared to $175.4 million in the year ended December 31, 2002, an increase of $31.5 million or 17.9%. In local currency, freight revenues decreased 2.9% in the year ended December 31, 2003, compared to the year ended December 31, 2002.
      Total ARG carloads were 847,730 in the year ended December 31, 2003 compared to 865,475 in the year ended December 31, 2002, a net decrease of 17,745 carloads or 2.1%. The net decrease of 17,745 carloads resulted primarily from decreases in grain of 19,189 carloads due to a drought and hook and pull (haulage traffic) of 11,291 carloads due to the loss of a customer in April 2002, offset by a net increase of 12,735 carloads in all other commodities combined. The average revenues per carload increased to $244 in the year ended December 31, 2003, compared to $203 per carload in the year ended December 31, 2002, an increase of 20.2%, due to the strength of the Australian dollar relative to the U.S. dollar in 2003 versus 2002.

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

      The following table compares ARG’s non-freight revenues for the years ended December 31, 2003 and 2002:
Australian Railroad Group
Non-Freight Revenues Comparison
Years Ended December 31, 2003 and 2002

		% of		% of
	2003	Total	2002	Total

	(U.S. dollars in thousands)
Third party track access fees	$18,042	42.3%	$13,744	38.6%
Alice Springs to Darwin Line	12,103	28.4%	13,421	37.7%
Other operating income	12,503	29.3%	8,462	23.7%

Total non-freight revenues	$42,648	100.0%	$35,627	100.0%

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

ARG Operating Expenses
      ARG’s operating expenses were $194.4 million in the year ended December 31, 2003, compared to $164.6 million in the year ended December 31, 2002, an increase of $29.8 million or 18.1%. The following table sets forth a comparison of ARG’s operating expenses in the years ended December 31, 2003 and 2002:
Australian Railroad Group
Operating Expense Comparison
Years Ended December 31, 2003 and 2002

	2003		2002

		% of		% of
		Operating		Operating
	$	Revenues	$	Revenues

	(U.S. dollars in thousands)
Labor and benefits	$47,337	19.0%	$39,320	18.6%
Equipment rents	1,733	0.7%	1,118	0.5%
Purchased services	60,096	24.1%	49,386	23.4%
Depreciation and amortization	23,443	9.4%	17,191	8.1%
Diesel fuel	22,656	9.1%	17,530	8.3%
Casualties and insurance	8,568	3.4%	10,541	5.0%
Materials	11,635	4.6%	7,530	3.6%
Net gain on sale and impairment of assets	(2,081)	(0.8)%	(314)	(0.1)%
Other expenses	20,969	8.4%	22,294	10.6%

Total operating expenses	$194,356	77.9%	$164,596	78.0%

      Labor and benefits as a percentage of revenues were 19.0% in the year ended December 21, 2003 compared to 18.6% in the year ended December 31, 2002. An increase in labor expense resulting from the hiring of additional locomotive drivers in anticipation of increased grain shipments due to the strong grain harvest in Western Australia and for a new customer contract in New South Wales, as well as an increase in labor expense for safety and performance related bonuses, were offset by a decrease in labor costs following a workforce restructuring in 2002. In local currency, labor and benefits expense declined 0.9%.
      Purchased services, primarily for track and locomotive maintenance contractors, were 24.1% of revenues in the year ended December 21, 2003 compared to 23.4% of revenues in the year ended December 31, 2002. In local currency, purchased services expense increased 0.2%.

      Depreciation and amortization expense as a percentage of revenues increased to 9.4% in the year ended December 31, 2003, compared to 8.1% in the year ended December 31, 2002. The higher depreciation expense resulted from an increase in depreciable assets due to track capital expenditures. In local currency, depreciation and amortization expense increased 12.3%.
      Diesel fuel expense as a percentage of revenues increased to 9.1% in the year ended December 31, 2003, compared to 8.3% in the year ended December 31, 2002, primarily due to an increase in fuel sales to third parties and an increase in fuel prices. In local currency, diesel fuel expense increased 6.4%.
      Casualties and insurance as a percentage of revenues decreased to 3.4% in the year ended December 31, 2003, compared to 5.0% in the year ended December 31, 2002, due to improved safety performance and fewer derailments. In local currency, casualties and insurance expense declined 33.1%.
      Materials expense as a percentage of revenues increased to 4.6% in the year ended December 31, 2003, compared to 3.6% in the year ended December 31, 2002, due to increases in track and rolling stock repairs. In local currency, materials expense increased 27.2%.
      Net gain on sale and impairment of assets increased to 0.8% in the year ended December 31, 2003, compared to 0.1% in the year ended December 31, 2002, due to the sale of real estate and railcars.
      Other expenses decreased to 8.4% of revenues in the year ended December 31, 2003, compared to 10.6% in the year ended December 31, 2002. The decrease in 2003 was primarily the result of lower track access fees in South Australia, lower grain transfer costs due to the drought, lower general and administrative costs, as well as the non-recurrence of $867,000 in costs related to the unsuccessful bid for the privatization of an Australian railroad in 2002. In local currency, other expenses decreased 22.6%.

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
North American Liquidity and Capital Resources
      During 2004, 2003 and 2002, we generated $55.0 million, $46.9 million and $27.6 million, respectively, of cash from operations. The 2004 increase over 2003 was primarily due to the following items: increased net income of $8.9 million, increased depreciation and amortization of $3.8 million, an increase from the non-cash write off of deferred finance fees of $1.6 million, partially offset by $4.3 million in greater non-cash equity earnings, decreased deferred taxes of $1.8 million, and a net decrease in all other elements of working capital of $140,000. The 2003 increase over 2002 was primarily due to the following items: increased net income of $3.1 million, increased depreciation and amortization of $1.9 million, increased deferred taxes of $3.2 million, partially offset by a decrease in non-cash gains on asset sales and impairments of $3.1 million, and a net decrease in all other elements of working capital of $8.0 million.
      During 2004, 2003 and 2002, our cash flow used in investing activities was $24.8, $75.9 million and $103.0 million, respectively. For 2004, primary drivers of the investing activities were capital expenditures of $28.1 million and the purchase of Homer City and Savannah Wharf rail properties and Pawnee Transloading Company Inc., for $2.9 million, offset by $5.8 million in net cash received from unconsolidated international affiliates and $448,000 in proceeds from the sale of assets. Capital expenditures consisted of $19.1 million for track improvements net of funds received from governmental grants and $9.0 million for equipment and rolling stock. For 2003, primary drivers of investing activities were the acquisition of the GP Railroads for $54.9 million and capital expenditures of $23.0 million. Capital expenditures consisted of $14.7 million for track improvements net of funds received from governmental grants, and $8.3 million for equipment and rolling stock which included $4.1 million for a locomotive upgrade project. For 2002, primary drivers of investing activities were the acquisitions of the Utah Railway Company and Emons Transportation Group for a total of $85.1 million and capital expenditures of $22.3 million. Capital expenditures consisted of $14.4 million for track improvements net of funds received from governmental grants and $7.9 million for equipment and rolling stock which included $2.0 million for a locomotive upgrade project.
      During 2004, our cash flow used in financing activities was $27.5 million. During 2003 and 2002, our cash flow provided by financing activities was $28.4 million and $59.1 million, respectively. For 2004, primary drivers of the financing activities were a net decrease in outstanding debt of $28.8 million, debt issuance cost of $1.4 million and dividends paid on the Convertible Preferred of $411,000, offset by net proceeds of $3.0 million from the exercise of stock options by employees and directors and stock purchases by employees. For 2003, primary drivers of the financing activities were a net increase in outstanding debt of $26.9 million and cash proceeds of $2.9 million from exercise of stock options by employees and directors and stock purchases by employees, offset by dividends paid on the Convertible Preferred of $1.0 million. For 2002, primary drivers of the financing activities were a net increase in outstanding debt of $61.6 million and net proceeds from the exercise of stock options by employees and directors and stock purchases by employees of $3.1 million, offset by debt issuance costs of $4.6 million and dividends paid on the Convertible Preferred of $1.0 million.
      At December 31, 2004, we had long-term debt, including current portion, totaling $132.2 million, which comprised 27.9% of our total capitalization. At December 31, 2003, we had long-term debt, including current portion, totaling $158.0 million, which comprised 35.2% of our total capitalization including the Convertible Preferred.

U.S. and Canadian Credit Facilities
      On November 15, 2004, we entered into amended and restated five-year, $182.0 million unsecured senior credit facilities. We used the proceeds from the financing to repay $35.0 million of approximately $110.0 million of debt outstanding at our U.S. and Canadian subsidiaries. Approximately $8.1 million of the borrowing capacity is reserved for letters of credit for two of our subsidiaries. The remaining unused borrowing capacity is available for general corporate purposes, including acquisitions.
      The amended and restated credit facilities are composed of a $150.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan, both of which are due in 2009. Interest rates for borrowings are based on U.S. or Canadian LIBOR plus a margin, which varies from 0.75% to 1.50% depending on leverage. Initial borrowings were priced at LIBOR plus 1.0%. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of our U.S. subsidiaries and the Canadian term loan is guaranteed by substantially all of our U.S. and Canadian subsidiaries. Financial covenants, which are measured on a trailing twelve month basis and reported quarterly, include (a) maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases)) to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases), (b) minimum interest coverage of 3.5 times (measured as EBITDA divided by interest expense), (c) required net worth equal to 80% of net worth as of September 30, 2004 plus 50% of net income for each quarter ending after September 30, 2004, and (d) maximum annual capital expenditures (excluding acquisitions) of $42.0 million. Fifty percent of unutilized permitted capital expenditures may be utilized in the succeeding year. The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates, and pay dividends or make distributions. The credit facilities allow us to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1. We were in compliance with the provisions of these covenants as of December 31, 2004.
      In conjunction with the refinancing, we recorded a non-cash pre-tax write-off of $1.6 million related to unamortized deferred financing costs of the refinanced debt and a cash expense of $257,000 for the termination of interest rate swaps related to the former debt.

Senior Notes
      On November 15, 2004, we completed a seven-year, $75.0 million private placement of unsecured 4.85% fixed rate Senior Notes. The Senior Notes were priced at a spread of 1.15% over the 7-year U.S. Treasury and are due in 2011. We used the proceeds from the $75.0 million financing to repay $75.0 million of approximately $110.0 million of debt outstanding at our U.S. and Canadian subsidiaries. The Senior Notes are unsecured, but are guaranteed by substantially all of our U.S. subsidiaries. The Senior Notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which are reported quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). We were in compliance with the provisions of these covenants as of December 31, 2004.

Mexican Financings
      On December 7, 2000, one of our subsidiaries in Mexico, Servicios, entered into three promissory notes payable (Notes) totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points with the International Finance Corporation (IFC) as the primary lender. Two of the Notes, aggregating $17.0 million, have an 8-year term with combined semi-annual principal payments of $1.4 million which began March 15, 2003, and continue through the maturity date of September 15, 2008. The third Note, in the amount of $10.5 million, has a 9-year term with semi-annual principal payments of $750,000 which began March 15, 2003, and continue through the maturity date of September 15, 2009.
      The Notes are secured by essentially all the assets of Servicios and its subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM), and a pledge of Genesee & Wyoming’s shares of Servicios and FCCM. We are obligated to provide up to $8.0 million of funding to our Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes (Physical Completion), consisting of several obligations related to capital investments, operating performance and management systems and controls. In addition, we are obligated to provide $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project (Financial Completion), consisting of several financial performance thresholds. At present, FCCM has yet to achieve Physical Completion or Financial Completion. To date, we have advanced $2.5 million of this obligation, and based on current circumstances, it is probable that we will have to fund additional payments in order to meet the future principal repayment obligations of the Notes. We have entered into discussions with the IFC to restructure the terms of the Notes to reduce our need to fund portions of future principal repayment obligations of the Notes. The Notes contain certain financial and other covenants with which Servicios and FCCM are in compliance as of December 31, 2004.
      In conjunction with the Notes, the IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to Genesee & Wyoming. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. If the value of the put option exceeds the minority interest liability, additional minority interest expense would be recorded. Exercise of this put option by the IFC would result in a future cash outflow for us.

Mexican Fuel Tax Credits
      In 2003, FCCM could apply diesel fuel tax credits that it generated to reduce payroll taxes and value added taxes, and it utilized approximately $3.3 million in such fuel tax credits. During 2004, tax authorities issued a ruling that limited the application of diesel fuel tax credits to income tax related obligations only, excluding payroll taxes and value added taxes. Effective January 2005, as a result of new fuel tax legislation, FCCM will again be permitted to apply diesel fuel tax credits that it generates to reduce a variety of its federal tax obligations, including income taxes, payroll taxes and value added taxes. While the new legislation is a favorable development, under the fuel tax formula at current high diesel fuel prices, FCCM is paying no fuel taxes and therefore is not currently generating diesel fuel tax credits. FCCM is in discussions with the Mexican tax authorities concerning its ability to utilize $1.0 million of previously generated fuel tax credits. If permitted, FCCM would expect to utilize these fuel tax credits in 2005 and subsequent years. If FCCM is unable to utilize the $1.0 million of fuel tax credits that it generated in 2004 and/or is unable to generate future fuel tax credits due to the current formula, it will be more difficult for FCCM and Servicios to satisfy their debt obligations thereby increasing the expected amount of support we will have to provide to FCCM and Servicios.

South America
      We have a 22.89% indirect ownership interest in Ferroviaria Oriental, S.A. (Oriental) which is located in eastern Bolivia. We hold our equity interest in Oriental through a number of intermediate holding companies, and we account for our interest in Oriental under the equity method of accounting. We indirectly hold a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and we hold our remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien over GWC’s 12.52% indirect equity interest in Oriental.
      This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and we have chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver of principal repayment from the creditors which expired on January 31, 2004. However, negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt or (ii) exercise their rights pursuant to the lien.
      If we were to lose our 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, we would write-off our investment in Oriental held through GWC, which on December 31, 2004 amounted to $380,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on our remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, we discontinued equity accounting for our 12.52% equity interest in Oriental held through our interest in GWC.
      Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under our Senior Credit Facility.

Equipment Leases
      We are party to several cancelable leases which have automatic renewal provisions. If we choose not to renew these leases, we would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $7.8 million. In addition, we have the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $21.3 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.
      As noted previously, in November 2004, TZPR entered into a 20-year lease agreement for the assets of the PPU (see Note 3 to Consolidated Financial Statements). Future lease payments of $3.0 million annually are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement.

Government Grants
      Some of our railroads have entered into a number of rehabilitation or construction grants with state and federal agencies. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. We believe that the levels of service and maintenance required under the grants are not materially different from those that would be required without the grant obligation. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate our service over that track. We record any excess in the fixed funding compared to the actual cost of rehabilitation and construction as gains in the current period. We received government grants totaling $5.6 million, $2.0 million and $8.8 million in 2004, 2003 and 2002, respectively. However, we can offer no assurance that government grants will continue to be available or that even if available, our railroads will be able to obtain them.

2005 Budgeted Capital Expenditures
      We have budgeted approximately $29.5 million in capital expenditures in 2005, of which $23.7 million is for track rehabilitation, including the completion of the Homer City Branch, and $5.8 million is for equipment.
      We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under the credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Contractual Obligations and Commercial Commitments
      The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2004:

		Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

		(Dollars in thousands)
Long-Term Debt Obligations(a)	$131,742	$6,341	$12,393	$13,248	$99,760
Capital Lease Obligations	496	15	33	35	413
Operating Lease Obligations	96,049	15,670	23,745	12,446	44,188
Purchase Obligations(b)	14,690	935	6,424	7,331	—
Interest Rate Swaps(c)	3,533	1,299	2,234	—	—

Total	$246,510	$24,260	$44,829	$33,060	$144,361

(a)	Excludes capital lease obligations of $496,000.

(b)	Purchase obligations include a $1.4 million locomotive maintenance contract and $13.3 million end of term purchase price for locomotives and freight cars under operating leases.

(c)	Represents future cash payments for the fixed portion of interest rate swaps.

Impact of Foreign Currencies on Operating Revenues
      As of December 31, 2004, foreign currency translation had a net positive impact on consolidated North America revenues as the strengthening of the Canadian dollar more than offset a weakening Mexican Peso. The following table sets forth the impact of foreign currency translation on reported operating revenues:
Operating Revenues

	Years Ended December 31, 2004			2003

	As	Currency	Revenues Excluding	As
	Reported	Translation Impact	Currency Impact	Reported

	(Dollars in thousands)
U.S. Operating Revenues	$226,521	n/a	$226,521	$175,650
Canada Operating Revenues	44,008	$3,312	40,696	37,538
Mexico Operating Revenues	33,255	(1,562)	34,817	31,639

Total Operating Revenues	$303,784	$1,750	$302,034	$244,827

Off-Balance Sheet Arrangements
      We have no off-balance sheet arrangements as required to be disclosed pursuant to Item 303(a)(4) of regulation S-K.
Supplemental Information — Australian Railroad Group

Credit Facilities
      In December 2003, ARG refinanced all of its senior debt outstanding through new senior credit facilities (“the new Credit Facilities”) of $398.0 million. The new Credit Facilities are denominated in Australian dollars. By drawing down approximately $368.0 million under the new Credit Facilities and using previously restricted cash, ARG repaid $439.3 million of senior debt. The new Credit Facilities are composed of a $150.2 million revolving loan maturing in 2008, a $90.1 million term loan maturing in 2008, a $150.2 million term loan expiring in 2010, and a $7.5 million working capital facility. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 0.70 to 1.25 percentage points based on the bank bill bid rate, as defined in the credit agreements. ARG pays a commitment fee on all unused portions of the credit facilities which varies from 0.3 to 0.4 percentage points. The credit facilities include limited negative pledge covenants but permit prepayment. The credit facilities require the maintenance of certain covenant ratios or amounts, including, but not limited to, interest expense to EBITDA, and total debt to total assets, all as defined in the credit agreements. (Dollar amounts noted above apply the year-end 2003 exchange rate of 0.75 U.S. dollars per Australian dollar.)

Impact of Foreign Currency on ARG’s Operating Revenues and Net Income
      As of December 31, 2004, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:
ARG Operating Revenues and Net Income

	Years Ended December 31, 2004			2003

	As	Currency	Excluding	As
	Reported	Translation Impact	Currency Impact	Reported

	(U.S. dollars in thousands)
Operating Revenues	$333,647	$13,226	$320,421	$249,571

Net Income	$28,470	$1,128	$27,342	$20,743

Critical Accounting Policies and Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses; actual results may differ from such estimates. The diversity of our services, customers, geographic operations, sources of supply and markets reduces the risk that any one event could have a severe impact on our operating results. Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting are discussed below.
      Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to us in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Goodwill and Intangible Assets Acquired in Business Combinations
      The valuation of goodwill and intangible assets acquired in business combinations requires management to use judgment and make estimates. We adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002.
      Under this pronouncement, a two-step goodwill impairment model is used. Step 1 compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and Step 2 measures the goodwill impairment as the excess of recorded goodwill over its implied fair value.
      For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible assets exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.
      We test impairment of goodwill and intangible assets on an annual basis or when triggering events occur.

Recoverability and Realization of Tangible Assets
      We continually evaluate whether events and circumstances have occurred that indicate that our long-lived tangible assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment were identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances. We closely monitor our assets in foreign operations where fluctuating currencies and unsettled economic conditions can create greater uncertainty. We adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” effective January 1, 2002.

Derailment and Property Damages, Personal Injuries and Third Party Claims
      We maintain insurance, with varying deductibles up to $500,000 per incident for liability and up to $500,000 per incident for property damage, for claims resulting from train derailments and other accidents related to our railroad and industrial switching operations. Accruals for FELA claims by our railroad employees and third party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded when such claims are determined to be probable and estimates are updated as information develops.

Pensions and Other Post-Retirement Benefits
      We administer two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries. Benefits are determined based on a fixed amount per year of credited service. Our funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-

term nature of the plans. We have met the minimum funding requirements according to the Employee Retirement Income Security Act.
      We provide health care and life insurance benefits for certain union employees of South Buffalo. As of December 31, 2004, thirty-nine employees were participating and fifty current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. We fund the plan on a pay-as-you-go basis.
      We provided health care and life insurance benefits to certain nonunion retired employees who had reached the age of 55 with 30 or more years of service. In October 2004, we terminated the health care and life insurance benefits effective January 2005.
      We evaluated the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) on our postretirement plan and the Act did not impact our consolidated financial position, results of operations, or disclosure requirements.

Income Taxes
      We file consolidated U.S. federal income tax returns which include all of our U.S. subsidiaries. Each of our foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2004 was $79.6 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes that could be payable if a distribution of earnings were to occur.
      Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. In our consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.
      We had net operating loss carry-forwards from our Mexican operations in 2004 and 2003 of $16.6 million and $19.8 million, respectively. The Mexican losses, for income tax purposes, relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-forwards will expire between 2009 and 2014. We had net operating loss carry-forwards from our Canadian operations as of December 31, 2004 and 2003 of $0.2 million and $0.8 million, respectively. The Canadian losses represent losses generated prior to our gaining control of those operations in April 1999. These loss carry-forwards will expire in 2005.
      A significant portion of the deferred tax benefits relate to the Mexican net operating loss carryforwards. We believe that a valuation allowance need not be recorded because we expect our Mexican business will more likely than not generate sufficient taxable income to utilize all of the deferred tax assets. FCCM is currently profitable and at current levels we estimate it will generate sufficient taxable income to utilize its net operating loss carry-forwards prior to the date of expiration. In addition, management believes that a contemplated restructuring of the Mexican business will more likely than not enable us to use the future taxable income to offset the remaining net operating losses of Servicios prior to the date of expiration.
      As of December 31, 2003, the deferred tax asset attributable to the Canadian net operating loss carry-forward had been fully offset by a valuation allowance of $251,000. In 2004, the valuation allowance was reduced to zero due to a combination of two Canadian companies, and in management’s opinion the net operating loss will more likely than not be utilized by the surviving company. The valuation allowance was established in the acquisition of GRO, and accordingly, the reversal only affects balance sheet accounts.

      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contains two railroad-related tax provisions which will benefit our U.S. railroads beginning in 2005. The Act created a track maintenance tax credit for Class II railroads, Class III railroads and certain other parties equal to 50% of qualifying track maintenance expenditures but limited to $3,500 times the number of miles of qualifying railroad track owned or leased at the end of each applicable year. The tax credit may only be earned on maintenance work undertaken from January 1, 2005 through December 31, 2007. Although the IRS has not yet issued implementing regulations related to this provision, we expect a reduction in our U.S. effective tax rate over this three-year period. The Act also repeals the 4.3 cents per gallon excise tax on locomotive diesel fuel which is to be phased-out between 2005 and 2007.
      Management believes that full consideration has been given to all relevant circumstances that we may be currently subject to, and the financial statements accurately reflect management’s best estimate of our results of operations, financial condition and cash flows for the years presented.
RISK FACTORS
      Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements, including the risks described below and the risks identified in other documents which are filed or furnished with the SEC.
GENERAL RISKS ASSOCIATED WITH GENESEE & WYOMING

If we are unable to consummate additional acquisitions or investments, we may not be able to successfully implement our growth strategy.
      Our growth strategy is based on us expanding through selective acquisitions of and investments in rail properties, both in new regions and in regions in which we currently operate. The success of our growth strategy will depend on, among other things:

•	the availability of suitable candidates;

•	the level of competition from other companies that may have greater financial resources;

•	our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with venture partners; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.
      If we are not successful in implementing our growth strategy, the market price for our Class A Common Stock may be adversely affected.

Our inability to integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.
      We have experienced significant growth through acquisitions and we expect to continue to grow through additional acquisitions. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate the acquired companies or businesses successfully. The process of combining acquired businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that the companies have historically provided;

•	integrating employees of rail lines acquired from Class I railroads, governments or other entities into the our regional railroad culture;

•	failure to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.
      These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies, and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.
      Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of our management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates which are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

We may need additional capital to fund our acquisitions. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which would harm our financial condition and operating results.
      Since 1996, we have acquired 24 railroads, the majority of which were for cash. We intend to continue to review acquisition candidates and potential purchases of railroad assets, and to attempt to acquire companies and assets that meet our investment criteria. We expect that, as in the past, we will pay cash for some or all of the purchase price of any acquisitions or purchases that we make. Depending on the number of acquisitions or purchases and the prices of the acquisitions, we may not generate enough cash from operations to pay for the acquisitions or purchases. We may, therefore, need to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which would harm our financial condition and operating results.

Because we depend on Class I railroads and other connecting carriers for our North American operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
      The railroad industry in the U.S. and Canada is dominated by 7 Class I carriers that have substantial market control and negotiating leverage. Almost all of the traffic on our U.S. and Canadian railroads is interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers, could have a material adverse effect on our operating results, financial condition and liquidity.
      Our ability to provide rail service to customers in the U.S. and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, car supply, reciprocal switching, interchange and trackage rights. A deterioration in the operations of, or service provided by, those connecting carriers, or in our relationship with those connecting carriers, would adversely affect our operating results, financial condition and liquidity. In addition, much of the freight transported by our U.S. and Canadian railroads moves on railcars supplied by Class I carriers. If the number of railcars supplied by Class I carriers is insufficient, we might not be able to obtain replacement railcars on favorable terms or at all and shippers may seek alternate forms of transportation.
      Portions of our U.S. and Canadian rail properties are operated under leases, operating agreements or trackage rights agreements with Class I carriers. Failure of our railroads to comply with the terms of these leases and agreements in all material respects could result in the loss of operating rights with respect to those rail properties, which would adversely affect our operating results, financial condition and liquidity. Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators. Because we depend on Class I carriers for our U.S. and Canadian operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with those carriers deteriorate.
      While the majority of our Mexican revenues originates and terminates on the our railroad, we are dependent on our relationship with a connecting carrier for the remainder of our revenues. To the extent that we experience service disruptions with that connecting carrier, our ability to serve existing customers and expand our business will suffer.

We face competition from numerous sources, including those relating to geography, substitutable products, other types of transportation and other rail operators.
      Each of our railroads is typically the only rail carrier directly serving our customers. Our railroads, however, compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. We are also subject to geographic and product competition. For example, a customer could shift production to a region where we do not have operations or could substitute one commodity for another commodity that is not transported by rail. In either case, we would lose a source of revenues, which could have a material adverse effect on our operating results, financial condition and liquidity.
      The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because a large majority of our freight moves involve interchange with another carrier, we have only limited control over the price, transit time or quality of such service. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for motor carriers with respect to size or weight limitations, could have a material adverse effect on our operating results, financial condition and liquidity.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations could have a material adverse effect on our operating results, financial condition and liquidity.
      We are subject to governmental regulation in the U.S. by a significant number of federal, state and local regulatory authorities, including the STB, the Federal Railroad Administration and state departments of transportation, with respect to our railroad operations and a variety of health, safety, labor, environmental and other matters. We are also subject to regulatory authorities in the other countries in which it operates. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity. In addition, governments may change the regulatory framework within which we operate without providing us with any recourse for any adverse effects that the change may have on our operating results, financial condition and liquidity. Also, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, and we may not continue to be able to do so.

We could incur significant costs for violations of, or liabilities under, environmental laws and regulations.
      Our railroad operations and real estate ownership are subject to extensive foreign, federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. Environmental liability to us may arise from conditions or practices at properties previously owned or operated by us, properties leased by us, and other properties owned by third parties, (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed of), as well as at properties currently owned by us. Under some environmental statutes, such liability may be without regard to whether we were at fault, and may also be “joint and several,” whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) was only one of a number of entities whose conduct contributed to the liability.
      Environmental liabilities may arise from claims asserted by owners or occupants of affected properties or other third parties affected by environmental conditions (for example, contractors and current or former employees) seeking to recover in connection with alleged damages to their property or with personal injury or death, as well as by governmental authorities seeking to remedy environmental conditions or to enforce environmental obligations. Environmental requirements and liabilities could obligate us to incur significant costs, including significant expenses to investigate and remediate environmental contamination, which could have a material adverse effect on our operating results, financial condition and liquidity.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operating results, financial condition and liquidity.
      We are a party to collective bargaining agreements with various labor unions in the United States, Mexico, Australia, Canada and Bolivia. In North America, we are party to 33 contracts with national labor organizations. We are currently engaged in negotiations with respect to 6 of those agreements. We have also entered into employee bargaining agreements with an additional 67 employees who represent themselves. In each of Western Australia and New South Wales, ARG has a collective enterprise bargaining agreement covering the majority of employees. During 2004, ARG completed a re-negotiation of the Western Australia and New South Wales collective enterprise bargaining agreements, each of which has a term of approximately three years. In South Australia, ARG has one collective bargaining agreement that expired in September 2004. This agreement is currently being renegotiated and is expected to be completed in April 2005. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which in either case could materially adversely affect our operating results, financial condition and liquidity. We are also subject to the risk of the unionization of our non-unionized employees which could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, work interruptions may be threatened which could cause cessation of operations with a corresponding adverse financial impact.

If we are unable to employ a sufficient number of skilled workers, our operating results, financial condition and liquidity may be materially adversely affected.
      We believe that our success depends upon our ability to employ and retain skilled workers that posses the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for workers with these types of skills has recently become high, especially by Class I railroads that can usually offer higher wages and better benefits, and the supply is limited. Moreover, a large portion of our current skilled workers will become retirement eligible over the next few years. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and our growth potential could be impaired, each of which could have a material adverse effect on our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.
      We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed our insurance limits. Insurance is available from only a very limited number of insurers and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, subsequent adverse events directly and indirectly applicable to us may result in additional increases in our insurance premiums and/or our self insured retentions and could result in limitations to the coverage under our existing policies. The occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

Rising fuel costs could materially adversely affect our operating results, financial condition and liquidity.
      Fuel costs constitute a significant portion of our total operating expenses. Fuel costs for fuel used in operations were approximately 10.0% and 8.8% of our operating expenses for the years ended December 31, 2004 and 2003, respectively. Fuel costs for fuel used in operations were approximately 10.0% and 8.2% of ARG’s operating expenses for the years ended December 31, 2004 and 2003, respectively. Fuel prices and supplies are influenced significantly by factors beyond our and ARG’s control, such as international political and economic circumstances. If diesel fuel prices increase dramatically or if a fuel supply shortage were to arise from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our and ARG’s operating results, financial condition and liquidity.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.
      In North America, the ten largest customers accounted for approximately 27%, 27% and 29% of our operating revenues in 2004, 2003 and 2002, respectively. In 2004, our largest North American customer was a company in the paper and forest products industry which accounted for approximately 8% of our North American revenues. In 2003 and 2002, our largest customer was a coal-fired electricity generating plant which accounted for approximately 5% of our operating revenues. ARG’s ten largest customers accounted for approximately 74%, 70% and 69% of its operating revenues in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, ARG’s largest customer was AWB Limited which accounted for approximately 25%, 20% and 22% respectively, of ARG’s operating revenues. The loss of one or more of the our or ARG’s largest customers or the loss or material modification of one or more key contracts with such customers could have a material adverse effect on our operating results, financial condition and liquidity.

Our results of operations are susceptible to downturns in the general economy as well as to severe weather conditions.
      In any given year, we, like other railroads, are susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight we transport. In addition, many of the goods and commodities carried by us experience cyclicality in their demand. Our results of operations can be expected to reflect this cyclicality because of the significant fixed costs inherent in railroad operations. Should an economic slowdown or recession occur in North America or in the other countries in which we operate, the volume of rail shipments carried by us is likely to be affected.
      In addition to the inherent risks of the business cycle, we are occasionally susceptible to adverse weather conditions. For example:

•	ARG’s grain revenues may be reduced by drought (drought conditions during the 2002 growing season resulted in a significant reduction in ARG’s grain shipments in 2003);

•	our coal revenues may be reduced by cold summers and warm winters, which lessen electricity demand; and

•	our minerals and stone revenues, which includes salt, may be reduced by snow-free and ice-free winters in the Northeastern United States, which lessens demand for road salt.
      Bad weather and natural disasters, such as blizzards in eastern Canada and the Northeastern United States and hurricanes in Mexico, could also cause a shutdown or substantial disruption of operations which, in turn, could have a material adverse effect on our operating results, financial condition and liquidity. Material adverse weather may not directly affect our operations but rather the operations of our customers or connecting carriers. Such weather conditions could reduce or suspend their operations, which could have a material adverse effect on our results, financial conditions and liquidity. Furthermore, our expenses could be adversely impacted by weather, including as a result of higher track maintenance and overtime costs in the winter in our New York, Pennsylvania and Canada Regions as well as by possible track washouts in Mexico during the rainy season.

The development of some of our business could be hindered if we fail to maintain satisfactory working relationships with partners.
      Some of our operations are conducted through joint ventures, in which we own a significant, but less than a controlling, ownership interest. In particular, we own a 50% interest in ARG and a 22.89% interest in our Bolivian operations. In these operations, we do not have absolute control over the operations of the venture. The particular corporate governance provisions affecting our interests vary from venture to venture, but in general, we must obtain the cooperation of our partners in order to implement and expand upon our business strategies. Any failure to maintain satisfactory working relationships with these partners or the need to expend significant management resources and time to align our interests with the interests of these partners could result in a material adverse effect on our operating results, financial condition and liquidity.

Acts of terrorism or anti-terrorism measures may adversely affect us.
      Our rail lines, port operations and other facilities and equipment, including rail cars carrying hazardous materials, which we are required to transport under federal law, could be direct targets or indirect casualties of terrorist attacks. Any terrorist attack or other similar event could cause significant business interruption and may adversely affect our operating results, financial condition, and liquidity. In addition, regulatory measures designed to control terrorism could impose substantial costs upon us and could result in impairment to our service, which could also adversely affect our operating results, financial condition, and liquidity.
ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We are subject to the risks of doing business in foreign countries.
      Some of our significant subsidiaries transact business in foreign countries, namely in Canada, Mexico and we have equity investments in Australia and Bolivia. In addition, we may consider acquisitions in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse renegotiation or modification of existing agreements or arrangements with governmental authorities,

•	adverse changes or greater volatility in the economies of those countries,

•	adverse effects of currency exchange controls,

•	adverse currency movements that make goods produced in those countries which are destined for export markets less competitive,

•	adverse changes to the regulatory environment of those countries,

•	adverse changes to the tax laws and regulations of those countries,

•	restrictions on the withdrawal of foreign investment and earnings,

•	the nationalization of the businesses that we operate,

•	the actual or perceived failure by us to fulfill commitments under concession agreements,

•	the potential instability of foreign governments, including from domestic insurgency, and

•	the challenge of managing a culturally and geographically diverse operation.

Because some of our significant subsidiaries and affiliates transact business in foreign currencies, and because a significant portion of our net income comes from the operations of our foreign subsidiaries, future exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.
      Our operations in Mexico and Canada accounted for 10.9% and 14.5% of consolidated revenues, respectively, and ARG accounted for 37.8% of consolidated net income for the year ended December 31, 2004. The results of operations of our foreign operations are reported in the local currency — the Australian dollar, the Canadian dollar and the Mexican peso — and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. The functional currency of our Bolivian operations is the U.S. dollar. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. We cannot assure that we will be able to effectively manage our exchange rate risks and the volatility in currency exchange rates may have a material adverse effect on our operating results, financial condition and liquidity. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Failure to meet concession commitments with respect to operations of our rail lines could result in the loss of our investment and a related loss of revenues.
      We have entered into long-term concession and/or lease agreements with governmental authorities in Mexico, Bolivia, South Australia and Western Australia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. Our failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement and the related revenues and income.

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
      ARG derives a significant portion of its rail freight revenues from shipments of grain. For the years ended December 31, 2004, 2003 and 2002, grain shipments generated approximately 30.6%, 24.5% and 25.4%, respectively, of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material adverse effect on ARG’s operating results, financial condition and liquidity. For example, drought conditions during the 2002 growing season resulted in a significant reduction in ARG’s grain shipments in 2003.

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
RECENTLY ISSUED ACCOUNTING STANDARDS:
      The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

SFAS 123(R) — Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation
      This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement does not change the accounting guidance for share-based payment transactions with parties other than employees and does not address the accounting for employee share ownership plans. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating the impact on our consolidated financial statements.

FASB Staff Position No. FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
      The FASB Staff Position (FSP) provides accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 (signed into law on October 22, 2004). The Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either 2004 or 2005. We are in the process of evaluating the Act and plan to complete this evaluation in 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor do we use instruments where there are not underlying cash exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging positions and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Interest Rate Risk
      Our interest rate risk results from issuing variable rate debt obligations, since an increase in interest rates would result in lower earnings and increased cash outflows. The table below provides amounts outstanding and corresponding interest rates for our fixed and variable rate debt and our use of interest rate swaps to mitigate increases in interest rates.
Principal Amount of Long-Term Debt and Interest Rate Swaps

December 31,
2004

(Dollars in
thousands)
Fixed Rate Debt	$76,892
Average Fixed Interest Rate	4.9%
Variable Rate Debt Swapped to Fixed Rate Debt(1)	$32,708
Average Fixed Interest Rate	6.8%
Unswapped Variable Rate Debt	$16,281
Average Variable Interest Rate	3.9%
Total Long-Term Debt	$125,881
Average Interest Rate	5.2%

(1)	Future amounts of variable rate debt that we have swapped to fixed rate debt are as follows (as of year ending December 31): $28.4 million in 2005; $20.8 million in 2006.

Table Assumptions
      Variable Interest Rates: The table presents variable interest rates based on U.S. and Canadian LIBOR rates (as of December 31, 2004) plus an average borrowing margin of approximately 1.7%. The borrowing margin is composed of a weighted average of 1.0% for debt under our U.S. and Canadian credit facilities and 3.5% for debt related to our Mexican operations.

      Interest Rate Swaps: The table presents dollar amounts outstanding under interest rate swaps as of December 31, 2004, in which we have swapped a portion of our variable rate debt to fixed rate debt. The table also presents the average fixed interest rate under these swaps which is equal to our fixed pay rates to counterparties plus our borrowing margin.

Interest Rate Sensitivity
      Based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $163,000.

Foreign Currency Risk
      The functional currency of our Mexican operations is the Mexican Peso, while the debt obligations are denominated in U.S. Dollars. As a result, we face exchange rate risk if the Mexican Peso were to depreciate relative to the U.S. Dollar, thereby generating lower U.S. Dollar equivalent cash and earnings to pay the principal and interest on the debt. Our risk management policy seeks to mitigate this risk by purchasing one-year forward currency options on the U.S. Dollar — Mexican Peso exchange rate that approximate projected U.S. Dollar principal and interest payments that will be funded by available Peso denominated cash, so as to lessen the impact of a severe Peso depreciation.
      Debt related to our Canadian and Australian operations is denominated in the respective local currencies. Therefore, foreign currency risk related to debt service payments does not exist at our Canadian and Australian operations.
U.S. Dollar Denominated Principal and Projected Interest Obligations
of Mexican Peso Denominated Operations

	2005	2006	2007	2008	2009	Thereafter	Total

	(Dollars in thousands)
Principal Payments(1)	$4,333	$4,333	$4,333	$4,333	$1,498	—	$18,830
Interest Payments(2)	1,115	843	570	298	71	—	2,897

Total	$5,448	$5,176	$4,903	$4,631	$1,569	—	$21,727

(1)	Principal and interest payments are due on March 15 and September 15 of each year.

(2)	Based on 6-month U.S. LIBOR as of December 31, 2004 plus a borrowing margin of 3.5%.
Foreign Currency Options

	Settlement Date

	March 15,	September 15,
	2005	2005	Total

	(Dollars in thousands, except exchange rates)
Receive U.S. Dollar/Pay Mexican Pesos: Notional Amount	$2,100	$0	$2,100
Average exchange rate in Mexican Pesos per U.S. Dollar	13.33	—	—

Sensitivity of Foreign Currency to Debt Service Payments
      We expect our Mexican operations to fund approximately $2.1 million of the total $5.4 million of U.S. dollar denominated principal and interest payments in 2005. Based on the cash flow needs of the Mexican operations, we have the expectation of making an approximate $3.3 million loan to our Mexican operations. If the value of the Mexican Peso were to weaken ten percentage points relative to the U.S. Dollar while Mexican Peso denominated earnings and cash flows remained constant, then it would be equivalent to the Mexican operations being required to support an additional $210,000 in debt service payments. Based on an exchange rate of 11.19 Mexican Pesos per U.S. Dollar as of December 31, 2004, this exposure in 2005 is capped at a maximum of $402,453 by the foreign currency options shown in the table.

Diesel Fuel Price Risk
      We are exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2004, fuel costs for fuel used in operations represented 10.0% of our total expenses and 10.0% of total expenses at our 50%-owned Australian operations. As of December 31, 2004, neither we nor our 50%-owned Australian operations had entered into any hedging transactions to manage this diesel fuel risk.

Sensitivity to Diesel Fuel Prices
      As of December 31, 2004, each one percentage point increase in the price of fuel would result in a $300,000 increase in our annual fuel expense and a $300,000 increase in ARG’s annual fuel expense consumed in operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The financial statements and supplementary financial data required by this item are listed at Part IV, Item 15 and are filed herewith immediately following the signature page hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      NONE

ITEM 9A.	CONTROLS AND PROCEDURES.
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Genesee & Wyoming Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Genesee & Wyoming;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of management and directors of Genesee & Wyoming Inc.; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.
      Internal control over financial reporting includes the controls themselves, monitoring including internal auditing practices, and actions taken to correct deficiencies as identified.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. Management reviewed the results of our assessment with the Audit Committee of our Board of Directors.
      Based on this assessment, management determined that, as of December 31, 2004, we maintained effective internal control over financial reporting.
      PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements of Genesee & Wyoming Inc. included in this report, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and has issued an attestation report on management’s assessment which attestation is included in their report which appears herein.
February 21, 2005

ITEM 9B.	OTHER INFORMATION
      NONE
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 18, 2005 under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 18, 2005 under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
	Number of Securities to be	Weighted-Average	Plans (Excluding
	Issued upon Exercise of	Exercise Price of	Securities Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,591,167	$14.31	1,430,763
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	1,591,167	$14.31	1,430,763

      The remaining information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 18, 2005 under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 18, 2005 under “Related Transactions”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on

May 18, 2005 under “Principal Accounting Fees and Services”, which proxy statement will be filed within 120 days after the end of our fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(A) DOCUMENTS FILED AS PART OF THIS FORM 10-K
      Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
      Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent Owned:

Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements
(B) REPORTS ON FORM 8-K
      We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2004:

•	Current Report on Form 8-K dated November 2, 2004 included information relating to our third quarter earnings results.

•	Current Report on Form 8-K dated November 18, 2004 included information relating to our entry into an amended and restated five-year, $182.0 million unsecured senior credit facility and a seven-year $75.0 million private placement of unsecured 4.85% Fixed Rate Senior Notes.

•	Current Report on Form 8-K dated December 12, 2004, included information relating to our chief executive officer’s entry into a Variable Prepaid Forward Transaction concerning our Class A common stock
(C) EXHIBITS — SEE INDEX TO EXHIBITS

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

By:	/s/ Mortimer B. Fuller, III

Mortimer B. Fuller, III

Chairman of the Board and Chief Executive Officer
Date March 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/s/ Mortimer B. Fuller, III Mortimer B. Fuller, III	Chief Executive Officer and Director	March 10, 2005

/s/ John C. Hellmann John C. Hellmann	Chief Financial Officer	March 10, 2005

/s/ James M. Andres James M. Andres	Chief Accounting Officer	March 10, 2005

/s/ Robert W. Anestis Robert W. Anestis	Director	March 10, 2005

/s/ Louis S. Fuller Louis S. Fuller	Director	March 10, 2005

/s/ T. Michael Long T. Michael Long	Director	March 10, 2005

/s/ Robert M. Melzer Robert M. Melzer	Director	March 10, 2005

/s/ Peter O. Scannell Peter O. Scannell	Director	March 10, 2005

/s/ Mark A. Scudder Mark A. Scudder	Director	March 10, 2005

/s/ Philip J. Ringo Philip J. Ringo	Director	March 10, 2005

/s/ M. Douglas Young M. Douglas Young	Director	March 10, 2005

INDEX TO EXHIBITS

(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession

(3)	(i)	Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

	(ii)	By-laws

3.1		Amended Bylaws, effective as of August 19, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

(4)		Instruments defining the rights of security holders, including indentures

4.1		Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.

4.2		Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.3		Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.4		Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 are incorporated herein by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.5		Stock Purchase Agreement by and between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated October 19, 2000 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K dated December 7, 2000.

4.6		Registration Rights Agreement between Genesee & Wyoming Inc. and The 1818 Fund III, L.P. dated December 12, 2000 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K dated December 7, 2000.

4.7		Letter Agreement between Genesee & Wyoming Inc., The 1818 Fund III, L.P. and Mortimer B. Fuller, III dated December 12, 2000 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K dated December 7, 2000.

4.8		Form of Senior Debt Indenture is incorporated herein by reference to Exhibit j to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).

4.9		Form of Subordinated Debt Indenture in incorporated herein by reference to Exhibit k to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).

(9)		Voting Trust Agreement

Not applicable

(10)		Material Contracts

The Exhibits referenced under (4.4) through (4.10) hereof are incorporated herein by reference
10.1		Promissory Note dated October 7, 1991 of Buffalo & Pittsburgh Railroad, Inc. in favor of CSX Transportation, Inc. is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.2		First Amendment to Promissory Note dated as of March 19, 1999 between Buffalo & Pittsburgh Railroad, Inc. and CSX Transportation, Inc. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998. (SEC File No. 0- 20847)

10.3		Form of Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.4	Form of Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.2 Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.5	Form of compensation agreement between the Registrant and each of its executive officers is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.6	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.7	Agreement dated February 6, 1996 between Illinois & Midland Railroad, Inc. and the United Transportation Union is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.8	Amendment No. 1 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1997. (SEC File No. 0-20847)

10.9	Amendment No. 1 to Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)

10.10	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty Ltd., the Lessee, dated 7 November 1997 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)

10.11	Amendment No. 2. to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847)

10.12	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847)

10.13	Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999.

10.14	Genesee & Wyoming Deferred Stock Plan for Non-Employee Directors is incorporated herein by reference to Annex A to the Registrant’s 1999 Definitive Proxy Statement filed on April 19, 1999.

10.15	Amendment No. 3 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2000.

10.16	Amendment No. 4 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000.

10.17	Amendment No. 5 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000.

10.18	Amendment No 2. to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2000.

10.19	Amendment No. 6 to the Genesee & Wyoming Inc. 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.

10.20	Genesee & Wyoming Australia Pty Ltd Executive Share Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.

10.21	Agreement for Sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WestNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.22	Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.23	Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.24	Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.25	Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.26	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation dated December 5, 2000 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.27	Loan Agreement between GW Servicios, S.A. de C.V., Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingsladen N.V. dated December 5, 2000 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.28	Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.29	Amendment No. 3 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.

10.30	Amendment No. 4 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.2 the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2001.

10.31	Stock Purchase and Sale Agreement dated September 28, 2001 by and between Bethlehem Steel Corporation and Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated October 1, 2000.

10.32	Agreement and Plan of Merger dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 3, 2001.

10.33	Underwriting Agreement dated as of December 17, 2001 by and among the Registrant, the selling stockholders named therein and Credit Suisse First Boston Corporation, ABN AMRO Rothchild LLC, Bear, Stearns & Co. Inc., Morgan Keegan & Company, Inc. and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. as representatives of the underwriters is incorporated herein by reference to Exhibit 1.1 to the Registrant’s Report on Form 8-K dated December 17, 2001.

10.34	Amendment No. 6 to the Genesee & Wyoming Inc. Stock Option Plan for Outside Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002.

10.35	Genesee & Wyoming Inc. Amended and Restated 1996 Stock Option Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2002.

10.36	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated August 28, 2002.

10.37	Employment Agreement dated as of March 4, 2002 by and between Genesee & Wyoming Inc. and Robert Grossman is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.38	Common Terms Deed dated as of December 3, 2003 between Australian Railroad Group Pty Ltd (Borrower), the companies listed in Part I of Schedule 1 as original guarantors, the financial institutions listed in Part II of Schedule 1 as original lenders and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.39	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Australia and New Zealand Banking Group Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.40	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and BNP Paribas (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.41	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and Mizuho Corporate Bank, Ltd. (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.42	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and National Australia Bank Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.43	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and Sumitomo Mitsui Finance Australia Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.44	Security Trust Deed, as amended December 5, 2003 between Australian Railroad Group Pty Ltd (Borrower) and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.45	Floating Charge, as amended December 5, 2003, between the Chargors listed in Schedule 1 (WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd)and ANZ Capel Court Limited (Chargee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.46	Deed of Floating Charge, as amended December 5, 2003, between Australia Southern Railroad Pty Limited (Chargor) and ANZ Capel Court Limited (Security Agent) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.47	ISDA Master Agreement dated as of December 3, 2003 between Australia and New Zealand Banking Group Limited and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.48	ISDA Master Agreement dated as of December 3, 2003 between BNP Paribas and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.49	ISDA Master Agreement dated as of December 3, 2003 between National Australia Bank Limited and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.50	Multi-Party Agreement among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court, Treasurer, WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd, Australian Western Railroad Pty Ltd, Australian Railroad Group Pty Ltd, and ANZ Capel Court Limited is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.51	Tripartite Deed among the Minister for Transport and Urban Planning (Lessor), Australia Southern Railroad Pty Limited (Lessee), and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.52	Genesee & Wyoming Inc. 2004 Deferred Compensation Plan for highly compensated employees and directors dated May 7, 2004 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter end June 30, 2004.

10.53	Genesee & Wyoming Inc. Award Notice for Employees for Options is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.54	Genesee & Wyoming Inc. Award Notice for Employees for Restricted Stock Units is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.55	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.56	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock Units is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.57	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 12, 2004, among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank as Syndication Agent is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of November 18, 2004.

10.58	Note Purchase Agreement, dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K as of November 18, 2004.

*10.59	Summary of Increases in base pay for executive officers for 2005.

*(11.1)	Statement re computation of per share earnings.

(12)	Statements re computation of ratios

Not applicable.

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.

(16)	Letter re change in certifying accountant

Not applicable.

(18)	Letter re change in accounting principles

Not applicable.

*(21.1)	Subsidiaries of the Registrant

(22)	Published report regarding matters submitted to vote of security holders

Not applicable.

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(23.2)	Consent of Ernst & Young

(24)	Power of attorney

Not applicable.

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

(99)	Additional Exhibits

Not applicable.

*	Exhibit filed with this Report.

INDEX TO FINANCIAL STATEMENTS

Page

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2-3
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	F-6-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-8
Notes to Consolidated Financial Statements	F-9-40
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent Owned:
Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm	F-41
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-42
Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002	F-43
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002	F-44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-45
Notes to Consolidated Financial Statements	F-46-54
SUMMARY OF INCREASES IN BASE PAY FOR EXECUTIVE OFFICERS FOR 2005
STATEMENT RE COMPUTATIONOF PER SHARE EARNINGS
SUBSIDIARIES
CONSENT OF PRICEWATERHOUSECOOPERS LLP
CONSENT OF ERNST & YOUNG
CERTIFICATION
CERTIFICATION
CERTIFICATIONS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
      We have completed an integrated audit of Genesee & Wyoming Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 9A present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Australian Railroad Group Pty. Ltd. (ARG), an equity method investment which represents 17.9% and 17.0% of the Company’s total assets as of December 31, 2004 and 2003, respectively, and 37.8%, 36.1% and 33.1% of the Company’s net income for the years ended December 31, 2004, 2003 and 2002, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
      As discussed in Note 2, the Company adopted Emerging Issues Task Force Issue No. 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 15 (A), that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
February 21, 2005

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	amounts)
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$14,451	$11,118
Accounts receivable, net	64,537	54,656
Materials and supplies	5,263	5,204
Prepaid expenses and other	7,784	6,204
Deferred income tax assets, net	3,190	3,010

Total current assets	95,225	80,192

PROPERTY AND EQUIPMENT, net	337,024	315,345
INVESTMENT IN UNCONSOLIDATED AFFILIATES	132,528	117,664
GOODWILL	24,682	24,522
INTANGIBLE ASSETS, net	77,778	79,357
OTHER ASSETS, net	10,014	10,093

Total assets	$677,251	$627,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$6,356	$6,589
Accounts payable	63,794	57,472
Accrued expenses	21,598	13,902

Total current liabilities	91,748	77,963

LONG-TERM DEBT, less current portion	125,881	151,433
DEFERRED INCOME TAX LIABILITIES, net	50,517	41,840
DEFERRED ITEMS — grants from governmental agencies	46,229	42,667
DEFERRED GAIN — sale/leaseback	3,495	3,982
OTHER LONG-TERM LIABILITIES	14,122	14,843
MINORITY INTEREST	3,559	3,365
COMMITMENTS AND CONTINGENCIES	—	—
MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (converted June 2004 into 3,668,478 shares at $6.81 per share of Class A Common Stock)	—	23,994
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 27,930,147 and 23,697,287 shares issued and 24,397,918 and 20,167,875 shares outstanding (net of 3,532,229 and 3,529,412 shares in treasury) on December 31, 2004 and 2003, respectively	279	238
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,650,122 and 2,707,938 shares issued and outstanding on December 31, 2004 and 2003	27	27
Additional paid-in capital	161,361	131,889
Retained earnings	168,054	130,913
Accumulated other comprehensive income	25,228	16,599
Less treasury stock, at cost	(12,648)	(12,580)
Less restricted stock, net	(601)	—

Total stockholders’ equity	341,700	267,086

Total liabilities and stockholders’ equity	$677,251	$627,173

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
OPERATING REVENUES	$303,784	$244,827	$209,540

OPERATING EXPENSES:
Transportation	102,424	84,268	65,553
Maintenance of ways and structures	29,347	25,969	22,950
Maintenance of equipment	47,602	36,695	36,295
General and administrative	55,142	46,206	42,306
Net gain on sale and impairment of assets	(13)	(87)	(3,140)
Depreciation and amortization	19,243	15,471	13,569

Total operating expenses	253,745	208,522	177,533

INCOME FROM OPERATIONS	50,039	36,305	32,007
Interest expense	(11,142)	(8,646)	(8,139)
Other (expense) income, net	(131)	986	726

INCOME BEFORE INCOME TAXES and EQUITY EARNINGS	38,766	28,645	24,594
Provision for income taxes	16,059	10,567	8,761
Equity in Net Income of International Affiliates:
Australia	14,235	10,371	8,487
South America	677	270	1,287

NET INCOME	37,619	28,719	25,607
Preferred stock dividends and cost accretion	479	1,270	1,172

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$37,140	$27,449	$24,435

BASIC EARNINGS PER SHARE:
Earnings per common share	$1.54	$1.16	$1.06

Weighted average shares	24,138	23,659	23,016

DILUTED EARNINGS PER SHARE:
Earnings per common share	$1.36	$1.03	$0.93

Weighted average shares and equivalents	27,402	26,768	26,377

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
					Other
	Class A	Class B	Additional		Comprehensive			Total
	Common	Common	Paid-in	Retained	Income	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Stock	Equity

	(Dollars in thousands)
BALANCE, December 31, 2001	$231	$27	$123,508	$79,030	$(4,905)	$—	$(12,228)	$185,663
Comprehensive income, net of tax:
Net income	—	—	—	25,607	—	—	—	25,607
Currency translation adjustments	—	—	—	—	2,514	—	—	2,514
Fair market value adjustments of cash flow hedges	—	—	—	—	(6,550)	—	—	(6,550)
Pension liability adjustment	—	—	—	—	(552)	—	—	(552)

Comprehensive income								21,019
Proceeds from employee stock purchases	3	—	3,086	—	—	—	—	3,089
Tax benefit from exercise of stock options	—	—	1,058	—	—	—	—	1,058
Accretion of fees on Redeemable Convertible Preferred Stock	—	—	—	(172)	—	—	—	(172)
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(1,000)	—	—	—	(1,000)
Treasury stock acquisitions, 2,484 shares	—	—	—	—	—	—	(36)	(36)

BALANCE, December 31, 2002	$234	$27	$127,652	$103,465	$(9,493)	$—	$(12,264)	$209,621

Comprehensive income, net of tax:
Net income	—	—	—	28,719	—	—	—	28,719
Currency translation adjustments	—	—	—	—	23,498	—	—	23,498
Fair market value adjustments of cash flow hedges	—	—	—	—	2,666	—	—	2,666
Pension liability adjustment					(72)	—		(72)

Comprehensive income								54,811
Proceeds from employee stock purchases	4	—	2,858	—	—	—	—	2,862
Tax benefit from exercise of stock options	—	—	1,123	—	—	—	—	1,123
Accretion on Redeemable Convertible Preferred Stock	—	—	—	(271)	—	—	—	(271)
Adjustment of Preferred Option value	—	—	256	—	—	—	—	256
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(1,000)	—	—	—	(1,000)
Non-cash Treasury stock acquisitions, 21,638 shares	—	—	—	—	—	—	(316)	(316)

BALANCE, December 31, 2003	$238	$27	$131,889	$130,913	$16,599	$—	$(12,580)	$267,086

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME — (Continued)

					Accumulated
					Other
	Class A	Class B	Additional		Comprehensive			Total
	Common	Common	Paid-in	Retained	Income	Restricted	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Stock	Equity

	(Dollars in thousands)
Comprehensive income, net of tax:
Net income	—	—	—	37,619	—	—	—	37,619
Currency translation adjustments	—	—	—	—	8,105	—	—	8,105
Fair market value adjustments of cash flow hedges	—	—	—	—	431	—	—	431
Pension liability adjustment	—	—	—	—	93	—	—	93

Comprehensive income								46,248
Proceeds from employee stock purchases	4	—	3,131	—	—	—	—	3,135
Conversion of Class B Common Stock to Class A Common Stock	1	—	—	—	—	—	—	1
Conversion of Preferred to Class A Common Stock	36	—	24,006	—	—	—	—	24,042
Tax benefit from exercise of stock options	—	—	1,545	—	—	—	—	1,545
Accretion on Redeemable Convertible Preferred Stock	—	—	—	(67)	—	—	—	(67)
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(411)	—	—	—	(411)
Restricted Stock awards	—	—	790	—	—	(790)	—	—
Amortization of Restricted Stock						189		189
Treasury stock acquisitions, 2,817 shares	—	—	—	—	—	—	(68)	(68)

BALANCE, December 31, 2004	$279	$27	$161,361	$168,054	$25,228	$(601)	$(12,648)	$341,700

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,619	$28,719	$25,607
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	19,243	15,471	13,569
Amortization of Restricted Stock	189	—	—
Deferred income taxes	7,856	9,659	6,430
Net gain on sale and impairment of assets	(13)	(87)	(3,140)
Write off of deferred finance fees from early extinguishment of debt	1,611	—	597
Equity earnings of unconsolidated affiliates	(14,911)	(10,641)	(9,774)
Minority interest expense	194	243	278
Tax benefit realized upon exercise of stock options	1,545	1,123	1,058
Valuation adjustment of split dollar life insurance	(459)	(367)	555
Changes in assets and liabilities, net of effect of acquisitions —
Accounts receivable	(9,210)	3,267	(8,270)
Materials and supplies	9	325	241
Prepaid expenses and other	(1,567)	999	(581)
Accounts payable and accrued expenses	12,846	(3,941)	(1,178)
Other assets and liabilities, net	35	2,147	2,176

Net cash provided by operating activities	54,987	46,917	27,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(28,072)	(18,934)	(20,272)
Locomotive upgrade project	—	(4,076)	(2,015)
Purchase of Pawnee Transloading Company Inc. and Homer City and Savannah Wharf rail properties	(2,909)	—	—
Purchase of Chattahoochee Industrial Railroad, Arkansas, Louisiana and Mississippi Railroad and Fordyce & Princeton Railroad	—	(54,952)	—
Purchase of Utah Railway Company	—	—	(55,680)
Purchase of Emons Transportation Group, Inc., net of cash received	—	—	(29,449)
Cash received from unconsolidated international affiliates	5,757	132	263
Proceeds from disposition of property and equipment	448	1,941	4,113

Net cash used in investing activities	(24,776)	(75,889)	(103,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(283,579)	(159,608)	(214,438)
Proceeds from issuance of long-term debt	254,800	186,500	276,081
Payment of debt issuance costs	(1,396)	—	(4,578)
Proceeds from employee stock purchases	3,046	2,546	3,053
Dividends paid on Redeemable Convertible Preferred Stock	(411)	(1,000)	(1,000)

Net cash used in financing activities	(27,540)	28,438	59,118

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	662	624	(1,350)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,333	90	(17,704)
CASH AND CASH EQUIVALENTS, beginning of year	11,118	11,028	28,732

CASH AND CASH EQUIVALENTS, end of year	$14,451	$11,118	$11,028

CASH PAID DURING YEAR FOR:
Interest	$10,631	$8,691	$7,825
Income taxes	$5,790	$1,034	$2,679

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND CUSTOMERS:
      Genesee & Wyoming Inc. and Subsidiaries (the Company) has interests in thirty-three short line and regional railroads through its various operating subsidiaries and unconsolidated affiliates of which twenty-five are located in the United States, three are located in Canada, one is located in Mexico, three are located in Australia, and one is located in Bolivia. From January 1, 2002 to December 31, 2004 the Company has acquired ten railroads and sold two small railroads in the United States. The Company, through its leasing subsidiary, also leases and manages railroad transportation equipment in the United States, Canada and Mexico. The Company, through its industrial switching subsidiary, provides freight car switching and ancillary rail services. See Note 3 for descriptions of the Company’s expansion in recent years.
      A large portion of the Company’s operating revenue is attributable to industrial customers operating in the electric utility, forest products, auto and auto parts and cement industries in North America. The largest ten customers accounted for approximately 27% of the Company’s operating revenues in 2004, 2003 and 2002. In 2004, the Company’s largest North American customer was a company in the paper and forest products industry which accounted for approximately 8% of the Company’s North American revenues. In 2003 and 2002, the Company’s largest customer was a coal-fired electricity generating plant which accounted for approximately 5% of the Company’s operating revenues.

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

Materials and Supplies
      Materials and supplies consist of purchased items for improvement and maintenance of road property and equipment, and are stated at the lower of average cost or market. Materials and supplies are removed from inventory using the average cost method.

Property and Equipment
      Property and equipment are carried at historical cost. Acquired railroad property is recorded at the allocated cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expense. Depreciation is provided on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-20 years).

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

Grants
      Grants received from governmental agencies are recorded as long-term liabilities when received and are amortized as a reduction to expense over the same period which the underlying purchased assets are depreciated. In addition to government grants, customers occasionally provide funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track. These improvements are not recorded in the Company’s financial statements.

Goodwill and Intangible Asset Impairment
      The valuation of goodwill and intangible assets acquired in business combinations requires management to use judgment and make estimates that are critical to our financial reports. We adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142) as of January 1, 2002.
      Under this pronouncement, a two-step goodwill impairment model is used. Step 1 compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. Step 2 measures the goodwill impairment as the excess of recorded goodwill over its implied fair value.
      For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible assets exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.
      We test impairment of goodwill and intangible assets on an annual basis or when triggering events occur.

Amortizable Intangible Assets
      The Company has two amortizable intangible assets in the United States related to customer service agreements and one amortizable intangible asset in Mexico related to a concession agreement with the Mexican Communications and Transportation Department. The two intangible assets in the U.S. are amortized on a straight-line basis over the estimated lives of the respective customer facilities they serve. The intangible asset in Mexico is amortized on a straight-line basis over the life of the concession agreement. See Note 6 for more detailed discussion of amortizable intangible assets.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Splits
      On February 11, 2004 and February 14, 2002, the Company announced three-for-two common stock splits in the form of 50% stock dividends to be distributed on March 15, 2004 to stockholders of record as of February 27, 2004, and on March  14, 2002 to stockholders of record as of February 28, 2002, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of these stock splits.

Earnings per Share
      Common shares issuable under unexercised stock options, calculated under the treasury stock method, and mandatorily redeemable convertible preferred stock (converted in June, 2004 see Note 11) are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options used to calculate weighted average share equivalents for diluted earnings per share is 1,722,197, 1,788,456 and 1,401,432 for 2004, 2003 and 2002, respectively. Options to purchase 488,881 additional shares of stock were outstanding as of December 31, 2002, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Also included in the diluted earnings per share calculation in 2003 and 2002 are 3,668,478 shares of common stock equivalents which represent the weighted average share impact of the assumed conversion of mandatorily redeemable convertible preferred stock which was converted in June, 2004.
      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts)

Numerators:	2004	2003	2002

Net income	$37,619	$28,719	$25,607
Preferred Stock dividends and accretion	479	1,270	1,171
Net income allocated to participating preferred stockholders	—	4,256	3,895

Net income available to Class A Common stockholders — Basic	$37,140	$23,193	$20,541

Net income allocated to participating preferred stockholders	—	4,256	3,895

Net income available to Class A Common stockholders — Diluted	$37,140	$27,449	$24,436

Denominators:
Weighted average Class A Common Shares outstanding — Basic	24,138	19,991	19,348
Weighted average Mandatory Redeemable Convertible Preferred Stock (converted to Class A Common Stock in the second quarter of 2004)	—	3,668	3,668
Weighted average Class B Common Shares outstanding	2,674	2,708	2,708
Dilutive effect of employee stock options	590	401	653

Weighted average shares — Dilutive	27,402	26,768	26,377

Income per common share:
Basic	$1.54	$1.16	$1.06

Diluted	$1.36	$1.03	$0.93

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Offering of Class A Common Stock through Conversion of Class A Preferred Stock
      On June 1, 2004, The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co., and holder of all of the 25,000 shares of the Company’s then outstanding Series A Preferred Stock, converted all of the Series A Preferred Stock into 3,668,478 shares of Company Class A Common Stock and these shares were sold in a secondary public offering. Certain of the Company’s management stockholders also participated in this offering and sold 193,570 shares. The Company incurred $542,000 of costs in the second quarter of 2004 related to this offering. The Company received no proceeds from the secondary offering.

Emerging Issues Task Force (EITF):
      Issue No. 03-6 — Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share
      During the second quarter of 2004 the Company adopted EITF 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128,” that provides additional guidance related to the calculation of earnings per share under SFAS No. 128, “Earnings per Share,” which includes application of the “two-class” method in computing earnings per share, identification of participating securities, and requirements for the allocation of undistributed earnings (and in some cases losses) to participating securities.
      EITF 03-6 was effective for the quarter ending June 30, 2004 and required retroactive restatement for all periods presented. The calculation for basic EPS now excludes the Company’s Class B Common Stock from the denominator and includes the share equivalents of the Series A Preferred Stock for periods prior to its conversion. The diluted EPS calculation is now calculated on net income less preferred stock dividends and accretion in the numerator. As a result of the retroactive restatement, the adoption of EITF 03-06 reduced basic and diluted EPS by $.05 and $.04, respectively for the year ended December 31, 2003 and $.05 and $.04, respectively for the year ended December 31, 2002.

Income Taxes
      The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries.

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
      The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries. As of December 31, 2004, thirty-nine employees were participating and fifty current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation Plans
      In 1996, the Company established an incentive and nonqualified stock option plan for key employees and a nonqualified stock option plan for non-employee directors (the Stock Option Plans). On May 12, 2004, the Stockholders of the Company approved the adoption of the 2004 Omnibus Incentive Plan, which replaced the Amended and Restated 1996 Stock Option Plan, Deferred Stock Plan for Non-Employee Directors and the Stock Option Plan for Outside Directors. See Note 16 for additional information regarding the Stock Options Plans. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all options issued under these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

	2004	2003	2002

Net Income: As reported	$37,619	$28,719	$25,607
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,079)	(1,380)	(980)

Pro Forma	$35,540	$27,339	$24,627

Basic EPS: As reported	$1.54	$1.16	$1.06
Pro Forma	1.45	1.10	1.02
Diluted EPS: As reported	$1.36	$1.03	$0.93
Pro Forma	1.28	0.97	0.89

Disclosures About Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:
      Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.
      Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, amortization schedule and liquidity. The carrying amount of the Company’s fixed rate and variable rate debt approximates fair value.

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
      Revaluation of U.S. dollar denominated foreign loans into the appropriate local currency resulted in a loss of $144,000 in 2004 and gains of $241,000 and $33,000 in 2003 and 2002, respectively. Additionally, foreign currency transaction gains and losses, most notably, gains of $9,000, $504,000 and $172,000 in 2004, 2003 and 2002, respectively, related to an Australian dollar cash account are reported in Other income, net.

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

Reclassifications
      Certain prior year balances have been reclassified to conform to the 2004 presentation.

3.	EXPANSION OF OPERATIONS:

United States
      Pawnee Transloading Company Inc.: On December 31, 2004, the Company’s newly formed subsidiary, Pawnee Transloading Company Inc. (Pawnee) acquired the assets of a coal and slag unloading facility in Kincaid, Illinois from LeGere Investors, Inc. The facility serves one of the Company’s freight customers in its Illinois Region. The purchase price of the unloading facilities and related assets was $785,000, net of cash received, all of which was allocated to the assets of the facility. Pawnee commenced operations on January 1, 2005.
      Tazewell & Peoria Railroad, Inc.: On November 1, 2004, the Company’s newly formed subsidiary, the Tazewell & Peoria Railroad, Inc. (TZPR) commenced operations under a 20-year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) located in Peoria, Illinois. Rent is payable annually in advance and the first year’s rent was $3.0 million. Future lease payments are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement. The owners of the PPU include Norfolk Southern Railway Company, Union Pacific Railroad Company and Illinois Central Railroad Company. The TZPR is operated by the Company’s Illinois Region and is contiguous to that region’s existing railroad operations.
      Savannah Wharf Branch: On August 30, 2004, the Company completed the purchase from CSX Transportation, Inc. of the Savannah Wharf Branch rail line located in Savannah, Georgia for approximately $1.6 million. The transaction included the acquisition of 6.5 miles of track and related assets and a twenty year lease of the related real estate along the line. The $1.6 million purchase price was allocated to the track and related assets. The Savannah Wharf Branch is operated by the Company’s Rail Link Region and is contiguous to one of two existing Rail Link operations in the Savannah area.
      Homer City Branch: On January 27, 2004, the Company completed the purchase from CSX Transportation, Inc. of the Homer City Branch rail line located in Homer City, Pennsylvania for approximately $600,000. The transaction included the acquisition of 16 miles of track and related assets including land and property rights. Operations of the Homer City Branch are expected to begin in the second quarter of 2005 upon completion of track rehabilitation, a portion of which will be funded through government grants. The Homer City Branch rail line is operated by the Company’s New York-Pennsylvania Region and is contiguous to that existing railroad operation.
      Georgia Pacific Railroads: On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, and collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 mil-

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lion). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of the severance program, $1.0 million at December 31, 2003, is considered a liability assumed in the acquisition, and as such, was included in the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs has been determined to be an intangible asset and approximately $27.1 million of the purchase price has been allocated to this asset. This TSA asset is being amortized on a straight-line basis over a 30-year life, which is the expected life of the plant being served, beginning January 1, 2004. No value was assigned to the other TSA. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.
      Oregon Lease: On December 30, 2002, the Company expanded its Oregon region by commencing railroad operations over a 76-mile rail line between Salem and Eugene, Oregon previously operated by Burlington Northern Santa Fe Railway Company (BNSF). The rail line is contiguous to the Company’s existing Oregon railroad operations and increased that region’s annual carloads and enhanced operations through more efficient routing of existing traffic. The Company is operating the rail line under a 15-year lease agreement with BNSF. Under the lease, no payments to the lessor are required as long as certain operating conditions are met. Through December 31, 2004, no payments were required under this lease.
      Utah Railway Company: On August 28, 2002, the Company acquired all of the issued and outstanding shares of common stock of Utah Railway Company (URC) for approximately $55.7 million in cash, including transaction costs. The purchase price was allocated to current assets ($4.3 million), property and equipment ($18.1 million), and intangible assets ($35.9 million), less current liabilities assumed ($2.6 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was included in the purchase price. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.
      Emons: On February 22, 2002, the Company acquired Emons Transportation Group, Inc. (Emons) for approximately $29.4 million in cash, including transaction costs and net of cash received in the acquisition. The Company purchased all of the outstanding shares of Emons at $2.50 per share. The purchase price was allocated to current assets ($4.0 million) and property and equipment ($33.7 million), less assumed current liabilities ($4.5 million) and assumed long-term liabilities ($3.8 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of these restructuring activities is considered a liability assumed in the acquisition, and as such, was included in the purchase price. The majority of these costs were paid in the three months ended March 31, 2002. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions including the number of employees and actual cash payments:
Schedule of Acquisition Restructuring Activity

	Years Ended December 31,

	2004	2003	2002

Number of Employees:
Beginning number of employees to be terminated during the period	13	—	—
Number of planned terminations related to acquisitions during the period	—	13	39
Additions to planned terminations during the period	4	—	—
Actual number of employees terminated during the period	(14)	—	(39)

Ending number of employees to be terminated as of the end of the period	3	13	—

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions	$1,002,000	$1,002,000	$1,382,000
Additions to liability reserve during the period	228,000	—	—
Cash payments during the period	1,054,000	—	(1,382,000)

Balance at end of period	$176,000	$1,002,000	$—

      For U.S. tax purposes, the Company has made elections under Internal Revenue Code Section 338 to treat the CIRR, ALM, F&P, URC and Emons acquisitions each as a purchase of assets.

Pro Forma Financial Results (unaudited)
      The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2003 and 2002, as if the GP Railroads had been acquired as of January 1, 2003, and URC and Emons had been acquired January 1, 2002. (in thousands, except per share amounts):

	2003	2002

Operating revenues	$262,428	$228,140
Net income	30,424	27,892
Basic earnings per share	1.25	1.18
Diluted earnings per share	1.09	1.01
      The unaudited pro forma operating results include the acquisitions of the GP Railroads, URC, and Emons adjusted, net of tax, for depreciation expense resulting from the step-up of the GP Railroads property based on appraised values, depreciation expense reduction resulting from the allocation of negative goodwill to the asset values of URC and Emons, URC contractual intercompany management fees, and incremental interest expense related to borrowings used to fund the GP Railroads, URC, and Emons acquisitions. In accordance with the Company’s adoption of the Financial Accounting Standards Board’s Statement No. 142, “Goodwill and Other Intangible Assets”, no amortization of the acquired goodwill is reflected in the unaudited pro forma operating results.
      The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on existing accounts receivable. Management determines the allowance based on historical write-off experience within each of the Company’s regions. Management reviews material past due balances over 90 days on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to customers.
      Receivables consist of the following at December 31, 2004, 2003 and 2002 (amounts in thousands):

	2004	2003	2002

Accounts Receivable — Trade	$65,988	$56,670	$56,268
      Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2004	2003	2002

Balance, beginning of year	$2,014	$1,741	$1,001
Provisions	1,195	878	716
Charges	(1,758)	(605)	(402)
Established in acquisitions	—	—	426

Balance, end of year	$1,451	$2,014	$1,741

5.	PROPERTY AND EQUIPMENT:
      Major classifications of property and equipment are as follows (in thousands):

	2004	2003

Property:
Land & Land Improvements	$25,600	$23,931
Buildings & Leasehold Improvements	16,631	16,278
Bridges/ Tunnels/ Culverts	41,820	39,647
Track Property	271,180	243,656

Total Property	355,231	323,512
Equipment:
Computer Equipment	3,036	4,171
Locomotives & Freight Cars	50,502	46,573
Vehicles & Mobile Equipment	12,962	12,279
Signals & Crossing Equipment	6,155	5,609
Track Equipment	3,582	2,950
Other Equipment	7,578	7,051

Total Equipment	83,815	78,633

Total Property and Equipment	439,046	402,145
Less Accumulated Depreciation	(102,022)	(86,800)

Property and Equipment, net	$337,024	$315,345

      Track property includes $496,000 of assets acquired under a capital lease (see Note 8).

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:
      Acquired intangible assets and other assets are as follows (in thousands):

	December 31, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Assets	Amount	Amortization	Assets

INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License	$7,047	$1,233	$5,814	$7,058	$999	$6,059
Amended and Restated Service Assurance Agreement	10,566	647	9,919	10,566	216	10,350
Transportation Services Agreement	27,055	901	26,154	27,055	—	27,055
Non-amortizable intangible assets:
Track Access Agreements	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	80,559	2,781	77,778	80,570	1,213	79,357

OTHER ASSETS:
Deferred financing costs	6,584	3,015	3,569	6,607	1,841	4,766
Other assets	7,030	585	6,445	5,370	43	5,327

Total Other Assets	13,614	3,600	10,014	11,977	1,884	10,093

Total Intangible and Other Assets	$94,173	$6,381	$87,792	$92,547	$3,097	$89,450

      The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. Amortization expense for the year ended December 31, 2004 was $233,000; estimated annual amortization for the next five years is $233,000 per year.
      On July 23, 2003 as a result of a settlement agreement with Commonwealth Edison Company, the Company amended and restated the Service Assurance Agreement (SAA) and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on the Company’s estimate of the useful life of the coal-fired electricity generation plant to which the Company provides service, which the Company estimates will be in service through 2027. Amortization expense for the ARSAA for the year ended December 31, 2004 was $431,000; estimated annual amortization for the next five years is $431,000 per year.
      The Transportation Services Agreement, entered into in conjunction with the GP transaction (the TSA), is a 20-year agreement to provide exclusive rail transportation service to GP facilities. The Company believes that the customer’s facilities have a 30-year economic life and that the Company will continue to be the exclusive rail transportation service provider until the end of the plant’s useful life. Therefore, the TSA is being amortized on a straight-line basis over a 30-year life beginning January 1, 2004. Amortization expense for the TSA for the year ended December 31, 2004 was $902,000; estimated annual amortization for the next five years is $902,000 per year.
      The Track Access Agreements are perpetual trackage agreements assumed in the Company’s acquisition of Utah Railway Company. Under SFAS No. 142 these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.
      Deferred financing costs for the Canadian term loan (see Note 9) are amortized over the term of the related debt using the effective-interest method. Deferred financing costs for all other debt are amortized over

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terms of the related debt using the straight-line method, which is not materially different from amortization computed using the effective-interest method. Amortization expense for the year ended December 31, 2004 was approximately $1.2 million; estimated annual amortization for the next five years is $765,000 per year. In conjunction with a refinancing (see Note 9), the Company recorded a non-cash pre-tax write off of $1.6 million related to unamortized deferred financing costs of the refinanced debt.
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
      In accordance with the adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Goodwill:
Balance at beginning of period	$24,522	$24,174
Goodwill acquired during period	—	—
Currency translation and other adjustments	160	348
Impairment losses	—	—

Balance at end of period	$24,682	$24,522

7.	EQUITY INVESTMENTS:

Australian Railroad Group
      The following condensed financial data of ARG is based on accounting principles generally accepted in the United States and converted into thousands of U.S. dollars based on the following Australian dollar to U.S. dollar exchange rates:

As of December 31, 2004	$.782
As of December 31, 2003	$.751
As of December 31, 2002	$.561
Average for the year ended December 31, 2004	$.736
Average for the year ended December 31, 2003	$.662
Average for the year ended December 31, 2002	$.545

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AUSTRALIAN RAILROAD GROUP
STATEMENTS OF INCOME

	For the Years Ended December 31,

	2004	2003	2002

	(U.S. dollars, in thousands)
Operating revenues	$333,647	$249,571	$211,067

Operating expenses	265,702	194,089	161,146
Restructuring costs	—	267	2,583
Bid costs	—	—	867

Total operating expenses	265,702	194,356	164,596

Income from operations	67,945	55,215	46,471
Interest expense	(28,438)	(33,877)	(24,859)
Interest income	1,227	3,271	886

Income before income taxes	40,734	24,609	22,498
Provision for income taxes	12,264	3,866	5,524

Net income	$28,470	$20,743	$16,974

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AUSTRALIAN RAILROAD GROUP
BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2004	2003

	(U.S. dollars, in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,217	$26,618
Accounts receivable, net	49,085	47,764
Materials and supplies	11,580	10,033
Prepaid expenses and other	3,055	3,069

Total current assets	84,937	87,484

PROPERTY AND EQUIPMENT, net	541,470	478,808
DEFERRED INCOME TAX ASSETS	77,325	80,193
OTHER ASSETS, net	8,522	5,476

Total assets	$712,254	$651,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,832	$7,199
Accrued expenses	31,989	35,111
Current income tax liabilities	364	—

Total current liabilities	52,185	42,310

LONG-TERM DEBT, net of current portion	383,425	367,892
DEFERRED INCOME TAX LIABILITIES, net	21,207	14,271
OTHER LONG-TERM LIABILITIES	2,177	2,031
FAIR VALUE OF INTEREST RATE SWAPS	9,788	9,133
SUBORDINATED NOTES TO STOCKHOLDERS	—	11,562

Total non-current liabilities	416,597	404,889
REDEEMABLE PREFERRED STOCK OF THE STOCKHOLDERS	16,897	16,212
TOTAL STOCKHOLDERS’ EQUITY	226,575	188,550

Total liabilities and stockholders’ equity	$712,254	$651,961

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AUSTRALIAN RAILROAD GROUP
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2004	2003	2002

	(U.S. dollars, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,470	$20,743	$16,974
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	27,346	23,443	17,191
Deferred income taxes	11,847	11,283	3,665
Net gain on sale and impairment of assets	(336)	(2,081)	(314)
Changes in assets and liabilities	4,829	(8,095)	(7,743)

Net cash provided by operating activities	72,156	45,293	29,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(69,519)	(35,774)	(28,423)
Proceeds from disposition of property and equipment	2,570	6,924	1,752
Transfer from (to) restricted funds on deposit	—	69,978	(46,957)

Net cash provided by (used in) investing activities	(66,949)	41,128	(73,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(430,385)	—
Borrowings on debt	—	360,493	38,990
Repayment of subordinated notes	(10,710)	—	—

Net cash (used in) provided by financing activities	(10,710)	(69,892)	38,990

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	102	4,207	839

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,401)	20,736	(4,026)
CASH AND CASH EQUIVALENTS, beginning of year	26,618	5,882	9,908

CASH AND CASH EQUIVALENTS, end of year	$21,217	$26,618	$5,882

South America
      The following condensed financial data for Ferroviaria Oriental, S.A. (Oriental) for the years ended December 31, 2004, 2003 and 2002 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). The Company has a 22.89% indirect ownership interest in Oriental which is located in eastern Bolivia.

	Years Ended December 31,

	2004	2003	2002

Operating revenues	$31,851	$27,130	$30,658
Net income	7,011	5,175	7,239

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Condensed balance sheet information for Oriental as of December 31, 2004 and 2003:

	2004	2003

Current assets	$15,702	$14,374
Non-current assets	58,365	55,237

Total assets	$74,067	$69,611

Current liabilities	$7,306	$5,617
Non-current liabilities	6,042	4,702
Senior debt	892	1,568
Stockholders’ equity	59,827	57,724

Total liabilities and stockholders’ equity	$74,067	$69,611

      The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of costs from the intermediate unconsolidated affiliates for the years ended December 31, 2004, 2003 and 2002 were $906,090, $828,100 and $678,625, respectively.
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
      If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would write-off its investment in Oriental held through GWC, which on December 31, 2004 amounted to $380,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the Company’s remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, the Company discontinued equity accounting for its 12.52% equity interest in Oriental held through its interest in GWC.
      Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.
      The Company’s retained earnings at December 31, 2004 and 2003 include $48.6 million and $34.2 million, respectively, of combined ARG and South America undistributed earnings.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LEASES:
      The Company has entered into several operating leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2004, 2003 and 2002 was approximately $10.4 million, $9.5 million and $9.2 million, respectively. The Company leases certain real property which resulted in additionally operating lease expense for the years ended December 31, 2004, 2003 and 2002 of approximately $2.0 million, $1.6 million and $1.5 million, respectively.
      The Company is party to several cancelable leases which have automatic renewal provisions. If the Company chooses not to renew these leases, it would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $7.8 million. In addition, the Company has the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $21.3 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the purchase price of the rolling stock.
      The Company records pre-tax deferred gains from sale-leaseback transactions in Other Liabilities on the accompanying Consolidated Balance Sheets. Where applicable, these gains are amortized as a non-cash offset to rent expense over the life of the lease. The remaining balance of such gains (net of amortization) was approximately $3.5 million and $4.0 million at December 31, 2004 and 2003, respectively.
      In 2004, the Company acquired $496,000 of road property assets through a capital lease for which the present value of the related lease payments was recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.
      The Company is party to several lease agreements with Class I carriers to operate over various rail lines in North America. Two of these lease agreements have annual lease payments of $240,000 and $50,000, respectively, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2004, no payments were required under these lease arrangements.
      In November 2004, a subsidiary of the Company entered into a 20-year lease agreement for the assets of the Peoria and Pekin Union Railway Company (see Note 3). Future lease payments of $3.0 million annually are included in the non-cancelable section of the schedule of future minimum lease payments shown below. These future lease payments are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement.
      The following is a summary of future minimum lease payments (without consideration of amortizing deferred gains from sale/leasebacks) under capital leases, noncancelable operating leases and cancelable operating leases (in thousands):

		Noncancelable	Cancelable
Year	Capital	Operating	Operating	Totals

2005	$15	$11,240	$4,430	$15,685
2006	16	8,021	4,430	12,467
2007	17	6,864	4,430	11,311
2008	17	5,974	1,595	7,586
2009	18	4,186	691	4,895
Thereafter	413	44,188	0	44,601

Total minimum payments	$496	$80,473	$15,576	$96,545

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT:
      Long-term debt consists of the following (in thousands):

	2004	2003

Senior Credit Facilities with variable interest rates (weighted average of 3.62% and 3.27% before impact of interest rate swaps at December 31, 2004 and 2003, respectively)	$36,097	$132,417
Senior Notes with fixed interest rate of 4.85%	75,000	—
Limited recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (5.56% and 4.68% before impact of interest rate swaps at December 31, 2004 and 2003, respectively)	18,831	23,163
Other debt and capital leases with interest rates up to 5.33% and maturing at various dates between 2005 and 2024	2,309	2,442

	132,237	158,022
Less-Current portion	6,356	6,589

Long-term debt, less current portion	$125,881	$151,433

Credit Facilities
      On November 15, 2004, the Company entered into amended and restated five-year, $182.0 million unsecured senior credit facilities. The Company used the proceeds from the financing to repay $35.0 million of approximately $110.0 million of debt outstanding at its U.S. and Canadian subsidiaries. Approximately $8.1 million of the borrowing capacity is reserved for letters of credit for two of the Company’s subsidiaries. The remaining unused borrowing capacity is available for general corporate purposes, including acquisitions.
      The amended and restated credit facility is composed of a $150.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan, both of which are due in 2009. Interest rates for borrowings are based on U.S. or Canadian LIBOR plus a margin, which varies from 0.75% to 1.50% depending on leverage. Initial borrowings were priced at LIBOR plus 1.0%. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of the Company’s U.S. subsidiaries and the Canadian term loan is guaranteed by substantially all of the Company’s U.S. and Canadian subsidiaries. Financial covenants, which are measured on a trailing twelve-month basis and reported quarterly, include (a) maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases)) to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases), (b) minimum interest coverage of 3.5 times (measured as EBITDA divided by interest expense), (c) required net worth equal to 80% of net worth as of September 30, 2004 plus 50% of net income for each quarter ending after September 30, 2004, and (d) maximum annual capital expenditures (excluding acquisitions) of $42.0 million. Fifty percent of unutilized permitted capital expenditures may be utilized in the succeeding year. The credit facilities contain a number of covenants restricting the Company’s ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates, and pay dividends or make distributions. The credit facilities allow the Company to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1. The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2004.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In conjunction with the refinancing, the Company recorded a non-cash pre-tax write-off of $1.6 million related to unamortized deferred financing costs of the refinanced debt and a cash expense of $257,000 for the termination of interest rate swaps related to the former debt.

Senior Notes
      On November 15, 2004, the Company completed a seven-year, $75.0 million private placement of unsecured 4.85% fixed rate Senior Notes. The Senior Notes were priced at a spread of 1.15% over the 7-year U.S. Treasury rate and are due in 2011. The Company used the proceeds from the $75.0 million financing to repay $75.0 million of approximately $110.0 million of debt outstanding at its U.S. and Canadian subsidiaries. The Senior Notes are unsecured, but are guaranteed by substantially all of Company’s U.S. subsidiaries. The Senior Notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which are reported quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). The Company and its subsidiaries were in compliance with the provisions of these covenants as of December 31, 2004.

Limited Recourse Promissory Notes — Mexico
      On December 7, 2000, one of the Company’s subsidiaries in Mexico, Servicios, entered into three promissory notes payable (Notes) totaling $27.5 million with variable interest rates based on LIBOR plus 3.5 percentage points. Two of the Notes, aggregating $17.0 million, have an 8-year term with combined semi-annual principal payments of $1.4 million which began March 15, 2003, and continue through the maturity date of September 15, 2008. The third Note, in the amount of $10.5 million, has a 9-year term with semi-annual principal payments of $750,000 which began March 15, 2003, and continue through the maturity date of September 15, 2009.
      The Notes are secured by essentially all the assets of Servicios and its subsidiary, Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V., (FCCM), and a pledge of the Company’s shares of Servicios and FCCM. The Company is obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes (Physical Completion), consisting of several obligations related to capital investments, operating performance and management systems and controls. In addition, the Company is obligated to provide $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project (Financial Completion), consisting of several financial performance thresholds. At present, FCCM has yet to achieve Physical Completion or Financial Completion. To date, the Company has advanced $2.5 million of its $8.0 million obligation. Based on current circumstances, it is probable that the Company will have to fund additional payments in order to meet the future principal repayment obligations of the Notes. The Notes contain certain financial covenants with which Servicios is in compliance as of December 31, 2004.
      In conjunction with the refinancing of FCCM and Servicios, the International Finance Corporation (IFC) (the primary lender to Servicios) invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The put price will be based on a multiple of earnings before interest, taxes, depreciation and amortization. If the value of the put option exceeds the minority interest liability, additional minority interest expense would be recorded. Exercise of this put option by the IFC would result in a future cash outflow for the Company.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schedule of Future Payments Excluding Capital Leases
      The following is a summary of the maturities of long-term debt as of December 31, 2004 (in thousands):

2005	$6,341
2006	6,324
2007	6,069
2008	6,040
2009	7,208
Thereafter	99,760

$131,742

      See Note 8 for a schedule of capital lease payments.

10.	FINANCIAL RISK MANAGEMENT:
      The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does it use derivative instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.
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
      Initially, upon adoption of the new derivative accounting standard, and prospectively as of the date new derivatives are entered into, the Company designates the derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of income on the same line as the hedged item. In addition, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized.
      The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value in prepaid expenses and other assets, net, accrued expenses or other long-term liabilities. This process includes matching the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accounting, and any gains or losses on the derivative instrument are recognized in earnings during the period it no longer qualifies as a hedge. Summarized below are the specific accounting policies by market risk category.

Interest Rate Risk
      The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. The effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item. During 2004, 2003 and 2002, the Company determined there was no ineffectiveness.
      During 2003 and 2002, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At December 31, 2004 and 2003, the notional amount under these agreements was $32.8 million and $60.6 million, respectively and the fair value of these interest rate swaps was negative $1.1 million and $2.2 million, respectively.

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
      During 2004, 2003 and 2002, the Company entered into various exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. The option currently outstanding expires in 2005, and gives the Company the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 13.34 Mexican Pesos to the U.S. Dollar. At December 31, 2004 and 2003, the notional amount under exchange rate options was $2.1 million and $5.3 million, respectively. The Company paid up-front premiums for certain of these options in 2004 and 2003 totaling $28,000 and $115,000, respectively. At December 31, 2004 and 2003, the fair value of these exchange rate currency options was $0 and $17,000, respectively.

11.	CLASS A COMMON STOCK:
      On June 1, 2004, The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co., and holder of all of the 25,000 shares of the Company’s then outstanding Series A Preferred Stock, converted all of the Series A Preferred Stock into 3,668,478 shares of Company Class A Common Stock and these shares were sold in a secondary public offering. Certain of the Company’s management stockholders also participated in this offering and sold 193,570 shares. The Company incurred $542,000 of costs in the second quarter of 2004 related to this offering. The Company received no proceeds from the secondary offering.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
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
      The Company provides health care and life insurance benefits for certain retired employees including union employees of one of its U.S. subsidiaries. As of December 31, 2004, thirty-nine employees were participating and fifty current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis.
      The Company provided health care and life insurance benefits to certain non-union retired employees who had reached the age of 55 with 30 or more years of service. In October 2004, the Company terminated the health care and life insurance benefits effective January 2005.
      The Company evaluated the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) on its postretirement plan and the Act did not impact the Company’s consolidated financial position, results of operations, or disclosure requirements.
      The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (in thousands):

			Other
			Retirement
	Pension		Benefits

	2004	2003	2004	2003

Change in benefit obligations:
Benefit obligation at beginning of year	$3,563	$3,067	$4,565	$3,483
Service cost	158	180	110	100
Interest cost	184	188	274	278
Actuarial (gain) loss	(273)	217	30	874
Adjustment due to curtailment	—	—	(281)	—
Benefits paid	(80)	(89)	(187)	(170)

Benefit obligation at end of year	$3,552	$3,563	$4,511	$4,565

Change in plan assets:
Fair value of assets at beginning of year	$1,419	$953	$—	$—
Actual return (loss) on plan assets	152	214	—	—
Employer contributions	269	341	187	170
Benefits paid	(80)	(89)	(187)	(170)

Fair value of assets at end of year	$1,760	$1,419	$—	$—

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Other
			Retirement
	Pension		Benefits

	2004	2003	2004	2003

Reconciliation of Funded Status:
Funded status	$(1,793)	$(2,144)	$(4,511)	$(4,565)
Unrecognized transition liability	923	1,065	—	—
Unrecognized net actuarial (gain) loss	330	635	830	1,164

Net amount recognized	$(540)	$(444)	$(3,681)	$(3,401)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(1,357)	(1,390)	(3,681)	(3,401)
Accumulated other comprehensive income	817	946	—	—

Net amount recognized	$(540)	$(444)	$(3,681)	$(3,401)

	Pension

	2004	2003

Information for pension plans with an accumulated benefit obligation in excess of plan assets.
Projected benefit obligation	$3,552	$3,563
Accumulated benefit obligation	3,118	2,809
Fair Value of plan assets	$1,760	$1,419
Additional Information
Decrease in minimum liability included in other comprehensive income	$129	$549

				Other
				Retirement
	Pension			Benefits

	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$158	$180	$169	$110	$100	$83
Interest cost	186	191	210	275	278	229
Expected return on plan assets	(152)	(90)	(122)	—	—	—
Amortization of transition liability	142	143	143	—	—	—
Amortization of prior service cost	—	—	23	—	—	—
Amortization of (gain) loss	31	14	—	83	19	—

Net periodic benefit cost	$365	$438	$423	$468	$397	$312

Weighted-average assumptions used to determine benefit obligations for December 31
Discount rate	5.75%	6.0%	6.75%	5.75%	6.0%	6.75%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Other
				Retirement
	Pension			Benefits

	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine net periodic benefit cost for December 31
Discount rate	6.0%	6.75%	7.25%	6.0%	6.75%	7.5%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A
      For measurement purposes, a weighted average 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and thereafter. The Company uses a December 31 measurement date for its plans.

	2004	2003

Assumed health care cost trend rates
Health care cost trend rate assumed next year	11.0%	11.5%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2011	2010
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

	1 — Percentage	1 — Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost	$47,750	$(41,214)
Effect on postretirement benefit obligation	$584,425	$(503,731)
Plan Assets
      The Company’s pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Plan Assets at
	December 31,

Asset Category	2004	2003

Equity Securities	60.80%	60.68%
Debt Securities	37.10%	33.19%
Other	2.10%	6.13%

Total	100.00%	100.00%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash Flows
     Contributions
      The Company expects to contribute $212,000 to its pension plan in 2005.
     Estimated Future Benefit Payments
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other
		Retirement
	Pension	Benefits

2005	$48	$129
2006	47	136
2007	52	159
2008	93	168
2009	113	174
Years 2010-2014	892	959
      The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 6.0%.
      For 2004, the Company assumed a long-term asset rate of return of 8.5%. The Company will also utilize an 8.5% long-term asset rate of return assumption in 2005. In developing the 8.5% expected long-term rate of return assumption, the Company reviewed the asset class return expectations and long-term inflation assumptions. The 8.5% long-term asset return assumption for 2004 is based on an asset allocation assumption of 50%-75% with U.S. and international equity securities, 25%-45% with debt securities, and 0%-7% with other securities (primarily cash equivalents). The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation. The Company regularly reviews its actual asset allocation and may periodically rebalance the pension plans’ investments to its targeted allocation when deemed appropriate. At December 31, 2004, the Company’s actual asset allocation was consistent with its asset allocation assumption.

Employee Bonus Programs
      The Company has performance-based bonus programs which include a majority of non-union employees. Total compensation of approximately $2.6 million, $2.5 million and $2.1 million was awarded under the various bonus plans in 2004, 2003 and 2002, respectively.

401(k) Plans and Profit Sharing
      The Company has two plans which qualify under Section 401(k) of the Internal Revenue Code as salary reduction plans. Employees may elect to contribute a certain percentage of their salary on a before-tax basis. Under one of these plans, the Company matches participants’ contributions up to 1.5% of the participants’ salary. Under the second plan, the Company matches participants’ contributions up to 5.0% of the participants’ salary. The Company’s contributions to all plans in 2004, 2003, and 2002 were approximately $462,000, $386,000 and $369,000, respectively. As of January 1, 2005, the Company merged the two 401(k) plans. Under the merged plan, the Company match of participants’ contributions is up to 4% of the participants’ salary.
      As required by provisions within the Mexican Constitution and Mexican Labor Laws, the Company’s subsidiary, FCCM, provides a statutory profit sharing benefit to its employees. In accordance with these laws,

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FCCM is required to pay to its employees a 10% share of its profits within 60 days of filing corporate income tax returns. The profit sharing basis is computed under a section of the Mexican Income Tax Law which, in general terms, differs from the income tax basis by excluding the inflation adjustments on depreciation, amortization, receivables and payables. Provisions for statutory profit sharing expense were $649,000, $477,000 and $388,000 for 2004, 2003 and 2002, respectively.
      Additionally, the Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,160 per year. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 2% of gross salary. Company contributions were approximately $169,000, $161,000 and $122,000 for the years 2004, 2003 and 2002, respectively.

Postemployment Benefits
      The Company does not provide any other significant postemployment benefits to its employees.

13.	INCOME TAXES:
      The components of income before income taxes and equity earnings are as follows (in thousands):

	2004	2003	2002

United States	$31,945	$23,054	$20,369
Foreign	6,821	5,591	4,225

	$38,766	$28,645	$24,594

      The Company files consolidated U.S. federal income tax returns which include all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2004 was $79.6 million. It is not practicable to determine the amount of U.S. income and foreign withholding taxes that could be payable if a distribution of earnings were to occur.
      The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002

United States:
Current —
Federal	$4,994	$154	$643
State	598	27	226
Deferred	8,190	8,976	7,191

	13,782	9,157	8,060

Foreign:
Current	1,286	626	1,388
Deferred	991	784	(687)

	2,277	1,410	701

Total	$16,059	$10,567	$8,761

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2004	2003	2002

Tax provision at statutory rate	35.0%	34.0%	34.0%
Effect of foreign operations	(0.3)%	(1.7)%	(3.0)%
State income taxes, net of federal income tax benefit	3.4%	3.3%	3.9%
U.S. rate change on deferred taxes	2.0%	0.0%	0.0%
Other, net	1.3%	1.3%	0.7%

Effective income tax rate	41.4%	36.9%	35.6%

      Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as available income tax credits. The components of net deferred income taxes are as follows (in thousands):

	2004	2003

Deferred tax benefits-
Accruals and reserves not deducted for tax purposes until paid	$3,190	$3,010
Net operating losses	4,746	6,691
Interest rate swaps	360	715
Postretirement benefits	1,055	860
Other	202	0

	9,553	11,276
Deferred tax obligations —
Property and investment basis differences	(56,880)	(49,801)
Other	—	(54)
Valuation allowance	—	(251)

Net deferred tax obligations	$(47,327)	$(38,830)

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
      The Company had net operating loss carry-forwards from its Mexican operations in 2004 and 2003 of $16.6 million and $19.8 million, respectively. The Mexican losses, for income tax purposes, relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-forwards will expire between 2009 and 2014. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2004 and 2003 of $0.2 million and $0.8 million, respectively. The Canadian losses represent losses generated prior to the Company gaining control of those operations in April 1999. These loss carry-forwards will expire in 2005.
      A significant portion of the deferred tax benefits relate to the Mexican net operating loss carryforwards. We believe that a valuation allowance need not be recorded because we expect our Mexican business will more likely than not generate sufficient taxable income to utilize all of the deferred tax assets. FCCM is currently profitable and at current levels we estimate it will more likely than not generate sufficient taxable income to utilize its net operating loss carry-forwards prior to the date of expiration. In addition, management

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
believes that a contemplated restructuring of the Mexican business will more likely than not enable us to use the future taxable income to offset the remaining net operating losses of Servicios prior to the date of expiration.
      As of December 31, 2003, the deferred tax asset attributable to the Canadian net operating loss carry-forward had been fully offset by a valuation allowance of $251,000. In 2004, the valuation allowance was reduced to zero due to a combination of two Canadian companies and management’s opinion the net operating loss will more likely than not be utilized by the surviving company. The valuation allowance was established in the acquisition of GRO, and accordingly, the reversal only affects balance sheet accounts.
      On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contains two railroad-related tax provisions which will benefit our U.S. railroads beginning in 2005. The Act created a track maintenance tax credit for Class II railroads, Class III railroads and certain other parties equal to 50% of qualifying track maintenance expenditures but limited to $3,500 times the number of miles of qualifying railroad track owned or leased at the end of each applicable year. The tax credit may only be earned on maintenance work undertaken from January 1, 2005 through December 31, 2007. Although the IRS has not yet issued implementing regulations related to this provision, we expect a reduction in our U.S. effective tax rate over this three-year period. The Act also repeals the 4.3 cents per gallon excise tax on locomotive diesel fuel which is to be phased-out between 2005 and 2007.

14.	GRANTS FROM GOVERNMENTAL AGENCIES:
      The Company periodically receives grants from federal, state and local agencies in the U.S. and provinces in Canada in which it operates for rehabilitation or construction of track. These grants typically reimburse the Company for 75% to 100% of the total cost of specific projects. Under such grant programs, the Company received $5.6 million, $2.0 million and $8.8 million in 2004, 2003 and 2002, respectively.
      None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2004, 2003 and 2002, the Company recorded offsets to depreciation expense from grant amortization of $2.2 million, $2.1 million and $1.8 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES:
      On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April of 1999 to us of their ownership interests in certain of our Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of our Class A Common Stock at an exercise price of $2.56 per share if certain of our Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. On January 5, 2005, after conducting discovery, Plaintiffs filed a motion for summary judgment. We have determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years. Consequently, we believe the claim is without merit, and we intend to vigorously defend this lawsuit.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company is a defendant in certain lawsuits resulting from railroad and industrial switching operations. Management believes that the Company has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to the Company’s results of operations or financial position.

16.	STOCK-BASED COMPENSATION PLANS:
      In May 2004, the Company established the 2004 Omnibus Incentive Plan (the “New Plan”)which replaced the Company’s Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors (collectively, the “Old Plans”). The Compensation and Stock Option Committee has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates. Awards for the directors are also granted from the available Class A shares in the New Plan. Under the New Plan, all directors were awarded an annual grant of restricted stock or restricted stock units equal to approximately $40,000. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all options issued under these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced as follows (in thousands, except EPS):

	2004	2003	2002

Net Income:
As reported	$37,619	$28,719	$25,607
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,079)	(1,380)	(980)

Pro Forma	$35,540	$27,339	$24,627

Basic EPS:
As reported	$1.54	$1.16	$1.06
Pro Forma	1.45	1.10	1.02
Diluted EPS:
As reported	$1.36	$1.02	$0.93
Pro Forma	1.28	.97	0.89
      The amount of shares available for issuance under the New Plan was equal to 1,125,000 Class A shares plus the number of shares that were remaining available for issuance under the Old Plans at the time of adoption of the New Plan. In addition, shares of Class A Common Stock which become available upon the lapse, expiration, termination or cancellation of outstanding awards under the Old Plans will be available for awards under the New Plan, and any shares of Class A Common Stock related to awards under the New Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance of such shares, are settled in cash in lieu of shares of Class A Common Stock, or are exchanged for awards not involving shares of Class A Common Stock, will also become available again under the New Plan.
      In 2004, the Company awarded 14,000 restricted stock shares and 2,000 restricted stock units valued at $313,600 and $44,800, respectively, to the Company’s Directors. In addition, the Company awarded 20,497 restricted stock shares and 7,725 restricted stock units valued at $477,600 and $179,993, respectively, to employees. Amortization expense for the restricted stock shares was $189,000 in 2004. At December 31, 2004, there were 1,430,763 Class A shares available for future issuance under the New Plan. These shares are

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
available for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, and any other form of award established by the Committee which is consistent with the New Plan’s purpose.
      Under the New Plan, the exercise price for option grants must equal at least 100% of the stock’s market price on the date of grant. The following is a summary of stock option activity for years ended:

	December 31, 2004		December 31, 2003		December 31, 2002

		Wtd. Ave.		Wtd. Ave.		Wtd. Ave.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,788,456	$10.51	1,890,246	$7.75	1,934,739	$5.55
Granted	336,499	23.45	495,195	14.86	498,825	14.22
Exercised	(466,531)	6.42	(549,639)	5.02	(523,530)	5.80
Forfeited	(67,257)	13.67	(47,346)	9.72	(19,788)	6.97

Outstanding at end of year	1,591,167	14.31	1,788,456	10.51	1,890,246	7.75

Exercisable at end of year	589,474	10.04	600,420	6.88	702,306	4.97

Weighted average fair value of options granted		$7.90		$8.17		$8.02
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
		Weighted Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Exercise Price	Options	Contractual Life	Price	Options	Price

$ 2.81 - $ 5.61	107,273	1.2 Years	$4.58	107,273	$4.58
5.62 - 8.42	276,381	1.3 years	6.98	180,380	6.89
8.43 - 11.22	47,812	1.8 years	9.65	36,842	9.59
11.23 - 14.03	42,750	5.6 years	13.60	13,500	13.58
14.04 - 16.84	781,310	3.1 years	14.64	251,479	14.49
22.45 - 25.25	335,641	4.4 years	23.45	—	—

2.81 - 25.25	1,591,167	3.0 Years	14.32	589,474	10.04

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	3.15%	3.35%	4.46%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	3.00	5.00	5.00
Expected volatility	44.99%	60.01%	61.51%
      The Company has also reserved 843,750 shares of Class A common stock it may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP). At December 31, 2004, 2003 and 2002, 48,933 shares, 44,786 shares and 40,841 shares, respectively, had been purchased under this plan. On May 29, 2003, the Company amended and restated the ESPP so that the Company may sell its reserved shares of Class A common stock to its full-time employees at 90% of the stock’s market price at date of purchase. Prior to amendment and restatement of the ESPP, the Company sold shares at 100% of the stock’s market price at date of purchase. In accordance with the Internal Revenue Code, no compensation cost exists for this plan.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:
      The Company historically reported two similar business segments: North American Railroad Operations, which included operating short line and regional railroads, and Industrial Switching, which included providing freight car switching and related services to industrial companies with railroad facilities within their complexes in the United States. Effective January 1, 2003, the Company changed its reporting to reflect one reportable business segment: North American Operations. This reporting change follows a change in internal structure wherein the Chief Operating Decision Maker now views Industrial Switching as part of a significant operating region comprised of multiple railroad operations. The Company has various operating regions which represent its various railroad lines. However, each line has similar characteristics so they have been aggregated into one segment.
Geographic Area Data

	For the Years Ended December 31,

	2004		2003		2002

Operating Revenues:
United States	$226,521	74.6%	$175,650	71.7%	$148,570	70.9%
Canada	44,008	14.5%	37,538	15.3%	32,150	15.3%
Mexico	33,255	10.9%	31,639	13.0%	28,820	13.8%

Total operating revenues	$303,784	100.0%	$244,827	100.0%	$209,540	100.0%

	As of		As of
	December 31,		December 31,
	2004		2003

Long-lived assets located in:
United States	$479,251	82.3%	$453,089	82.8%
Canada	62,162	10.7%	55,746	10.2%
Mexico	40,613	7.0%	38,146	7.0%

Total long-lived assets	$582,026	100.0%	$546,981	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	QUARTERLY FINANCIAL DATA (Unaudited):
Quarterly Results

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
2004
Operating revenues	$72,403	$74,062	$77,243	$80,076
Income from continuing operations	11,560	13,581	13,200	11,698
Net income	9,466	10,836	10,145	7,171
Diluted earnings per share	0.34	0.39	0.37	0.26

2003
Operating revenues	$58,862	$62,937	$61,499	$61,529
Income from continuing operations	7,987	10,862	9,205	8,251
Net income	5,534	7,695	7,618	7,871
Diluted earnings per share	0.20	0.28	0.27	0.28

      The fourth quarter of 2004 included a $1.1 million non-cash after-tax charge related to the Company’s debt refinancing.
      The fourth quarter of 2004 also included an additional tax accrual of $1.0 million, of which $257,000 related to the first three quarters of 2004 and $785,000 related to a revaluation of its pre-2004 net U.S. deferred tax liabilities resulting from an increase in the Company’s U.S. effective tax rate.

19.	COMPREHENSIVE INCOME:
      Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Net income	$37,619	$28,719	$25,607
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,104	23,498	2,514
Net change in unrealized losses on qualifying cash flow hedges, net of tax provision (benefit) of $424, $25 and ($406), respectively	663	43	(732)
Net change in unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax provision (benefit) of ($99), $1,124 and ($2,493), respectively	(230)	2,623	(5,818)
Minimum pension liability adjustment, net of provision (benefit) of $36, ($42) and ($306), respectively	93	(72)	(552)

Comprehensive income	$46,249	$54,811	$21,019

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of December 31, 2004 and 2003 (in thousands):

	2004	2003

Net foreign currency translation adjustments	$29,942	$21,839
Net unrealized minimum pension liability adjustment, net of benefit of $342 and $378 respectively	(531)	(624)
Net unrealized losses on qualifying cash flow hedges, net of benefit of $1,596 and $1,921, respectively	(4,183)	(4,616)

Accumulated other comprehensive loss, net of benefit of $1,938 and $2,299, respectively	$25,228	$16,599

20.	RECENTLY ISSUED ACCOUNTING STANDARDS:
      The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

SFAS 123(R) — Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation
      This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). This statement does not change the accounting guidance for share-based payment transactions with parties other than employees and does not address the accounting for employee share ownership plans. Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. Statement 123(R) is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the impact on its consolidated financial statements.

FASB Staff Position No. FAS 109-2 — Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004
      The FASB Staff Position (FSP) provides accounting and disclosure guidance for the repatriation provision of the American Jobs Creation Act of 2004 (signed into law on October 22, 2004). The Act provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated (as defined in the Act) in either 2004 or 2005. The Company is in the process of evaluating the Act and plans to complete this evaluation in 2005.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Australian Railroad Group Pty Ltd
      We have audited the accompanying consolidated balance sheets of Australian Railroad Group Pty Ltd and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the three years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Railroad Group Pty Ltd and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

Ernst & Young
Perth, Western Australia
February 21, 2005
Liability limited by the Accountants Scheme, approved
under the Professional Standards Act 1994 (NSW).

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2004 and 2003

	2004	2003

	$000 USD	$000 USD
ASSETS
Current assets
Cash and cash equivalents	$21,217	$26,618
Accounts receivable, net	49,085	47,764
Materials and supplies, net	11,580	10,033
Prepaid expenses and other	3,055	3,069

Total current assets	84,937	87,484

Investments	6,153	2,743
Property and equipment, net	541,470	478,808
Deferred income tax assets	77,325	80,193
Other assets, net	2,369	2,733

Total assets	$712,254	$651,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,832	$7,199
Accrued expenses	25,453	30,177
Provision for employee entitlements	6,536	4,934
Current income tax liabilities	364	—
Deferred income tax liabilities	2,676	2,536

Total current liabilities	54,861	44,846

Long-term debt	383,425	367,892
Other long-term liabilities	2,177	2,031
Deferred income tax liabilities	18,531	11,735
Fair value of interest rate swaps	9,788	9,133
Subordinated stockholders’ loans	—	11,562
Commitments and contingencies

Total non-current liabilities	413,921	402,353

Redeemable preferred stock of the stockholders	16,897	16,212

Stockholders’ equity
Common stock, no par value, 92,000,002 issued and outstanding at December 31, 2004 and 2003	79,029	79,029
Retained earnings	93,871	65,401
Accumulated other comprehensive income	53,675	44,120

Total stockholders’ equity	226,575	188,550

Total liabilities and stockholders’ equity	$712,254	$651,961

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	$000 USD	$000 USD	$000 USD
Operating Revenues	$333,647	$249,571	$211,067
Operating Expenses
Transportation	125,279	76,747	63,746
Maintenance of ways and structures	39,097	32,694	27,680
Maintenance of equipment	32,849	26,057	23,187
General and administrative	41,467	37,496	32,239
Gain on sale of assets	(914)	(2,081)	(1,647)
Asset impairment write down	578	—	1,333
Depreciation and amortization	27,346	23,443	17,191
Write-off of unsuccessful bid costs	—	—	867

Total operating expenses	265,702	194,356	164,596

Income from Operations	67,945	55,215	46,471
Interest income	1,227	3,271	886
Interest expense	(28,438)	(33,877)	(24,859)

Income before Income Taxes	40,734	24,609	22,498
Provision for income taxes	(12,264)	(3,866)	(5,524)

Net Income	$28,470	$20,743	$16,974

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

			Accumulated
			Other
			Comprehensive	Total
		Retained	Income	Stockholders’
	Common Stock	Earnings	(Loss)	Equity

	$000 USD
Balance, December 31, 2001	$79,029	$27,684	$(14,507)	$92,206
Comprehensive income (loss), net of tax:
Net income	—	16,974	—	16,974
Currency translation adjustment	—	—	12,477	12,477
Fair market value adjustments of cash flow hedges	—	—	(4,868)	(4,868)

Comprehensive income				24,583

Balance, December 31, 2002	$79,029	$44,658	$(6,898)	$116,789
Comprehensive income (loss), net of tax:
Net income	—	20,743	—	20,743
Currency translation adjustment	—	—	45,776	45,776
Fair market value adjustments of cash flow hedges	—	—	5,242	5,242

Comprehensive income				71,761

Balance, December 31, 2003	$79,029	$65,401	$44,120	$188,550
Comprehensive income (loss), net of tax:
Net income	—	28,470	—	28,470
Currency translation adjustment	—	—	10,014	10,014
Fair market value adjustments of cash flow hedges	—	—	(459)	(459)

Comprehensive income				38,025

Balance, December 31, 2004	$79,029	$93,871	$53,675	$226,575

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

	$000 USD	$000 USD	$000 USD
Cash Flows from Operating Activities
Net income	$28,470	$20,743	$16,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,346	23,443	17,191
Gain on sale of assets	(914)	(2,081)	(1,647)
Asset impairment write down	578	—	1,333
Deferred income taxes	11,847	11,283	3,665
Amortization and write off of deferred finance charges	451	4,953	2,155
Changes in assets and liabilities
Accounts receivable, prepaid expenses and other	(2,310)	(9,008)	(379)
Materials and supplies	(1,057)	573	1,203
Accounts payable, provisions, accrued expenses and other	7,745	(4,613)	(10,722)

Net cash provided by operating activities	72,156	45,293	29,773

Cash Flows from Investing Activities
Purchase of property and equipment	(69,519)	(35,774)	(28,423)
Proceeds from sale of property and equipment	2,570	6,924	1,752
Transfer from (to) restricted cash	—	69,978	(46,957)

Net cash provided by (used in) investing activities	(66,949)	41,128	(73,628)

Cash Flows from Financing Activities
Repayment of subordinated stockholders’ loans	(10,710)	—	—
Proceeds from debt	—	360,493	38,990
Repayments of debt	—	(430,385)	—

Net cash (used in) provided by financing activities	(10,710)	(69,892)	38,990

Effect of exchange rate changes on cash and cash equivalents	102	4,207	839

Increase (Decrease) in Cash and Cash Equivalents	(5,401)	20,736	(4,026)
Cash and Cash Equivalents, beginning of year	26,618	5,882	9,908

Cash and Cash Equivalents, end of year	$21,217	$26,618	$5,882

Cash paid during year for:
Interest	$29,512	$32,817	$22,704
Income taxes	(4,275)	4,096	1,647

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1	Principal activities
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
Investments
      Investments comprise the Company’s interest in Asia Pacific Transport Consortium (APTC). This is a joint venture and the Company accounts for its interest under the equity method of accounting. See Note 11 for additional information regarding this investment.
Property and Equipment
      Property and equipment are carried at historical cost. Acquired railroad property is recorded at the purchased cost. Major renewals or betterments are capitalized while routine maintenance and repairs are charged to expenses when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expenses upon disposition. Depreciation is provided on the straight-line method over the useful lives of the railroad property (20-40 years), equipment (3-20 years) and lease premium (49 years). The Company continually evaluates whether events and circumstances have occurred that indicate that its long-lived assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques available in the circumstances.
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
Leased Assets
      Leases are classified at their inception as either operating or finance leases on the economic substance of the agreement so as to reflect the risks and benefits of ownership. Operating leased assets are not capitalized and rental payments are charged against operating profits in the period in which they are incurred.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3	Property and Equipment
      Major classifications of property and equipment are as follows:

	2004	2003

	$000 USD	$000 USD
Land and buildings	$29,655	$28,532
Track improvements	213,033	153,545
Equipment and other	234,650	209,025
Lease premium	165,405	160,166

	642,743	551,268
Less: Accumulated depreciation and amortization	(101,273)	(72,460)

	$541,470	$478,808

      The lease premium represents the cost paid to the Government of Western Australia as part of the purchase price for Westrail Freight, for access to the track infrastructure network for a period of 49 years.

4	Other Assets
      Major classifications of other assets are as follows:

	2004	2003

	$000 USD	$000 USD
Deferred finance costs	$2,913	$2,756
Less: Accumulated amortization	(544)	(23)

	$2,369	$2,733

      Deferred financing costs are amortized over terms of the related debt using the straight-line method, which approximates the effective interest method.

5	Long-Term Debt

	2004	2003

	$000 USD	$000 USD
Current — interest bearing	—	—
Non-current — interest bearing	$383,425	$367,892

Credit facilities
      Total facility commenced in December 2003 and comprises a 5 year tranche of $93.9 million, a 5 year revolver tranche of $156.5 million, a 7 year tranche of $156.5 million and a $7.8 million working capital tranche. Unused facilities at December 31, 2004 amount to $31.3 million. The loans are non amortizing but prepayable at the discretion of Australian Railroad Group Pty Ltd. The minimum future repayments are set out in the schedule below. Loan covenants require the company to adhere to minimum interest cover and debt ratios. All loan covenants have been complied with.
      The interest rate is derived from the bank bill bid rate. The weighted average interest rate on secured loans during 2004 was 6.48% (2003: 6.05%) and excludes any interest hedging adjustments. Including the effect of the interest rate swaps the effective interest rate was 7.70% for 2004 and 7.80% for 2003.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Schedule of Future Minimum Payments
      The following is a summary of the scheduled maturities of long-term debt:

	2004	2003

	$000 USD	$000 USD
2005	$—	$—
2006	—	—
2007	—	—
2008	226,925	217,732
2009	—	—
Thereafter	156,500	150,160

	$383,425	$367,892

6	Financial Risk Management

(a)	Interest rate risk
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
      For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a cash flow hedge against changes in the amount of future cash flows associated with the Company’s interest payments of variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized as an interest expense in the income statement. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. The net effect of this accounting in the Company’s operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on fixed interest rates. Hedge ineffectiveness for cash flow hedges were not material for the years ended December 31, 2004, 2003 and 2002.
      The Company entered into rate swap agreements on its $226.9 million variable rate debt due December 18, 2008 and its $156.5 million variable rate debt due December 18, 2010. These interest rate swap contracts were entered for interest rate exposure management purposes and mature on December 18, 2007. At December 31, 2004 and 2003, the Company had interest rate swap contracts to pay fixed-rates of interest between 5.6% and 6.9% and receive variable-rates of interest of an average of 5.5% on $382.8 million notional amount of indebtedness.

(b)	Fair value
      The carrying amounts of financial assets and financial liabilities at December 31, 2004, approximate the aggregate fair value of the financial instruments.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Credit risk exposures
      The Company’s maximum exposures to credit risk at December 31, 2004, in relation to each class of recognized financial asset is the carrying amount of those assets as indicated in the balance sheet.
      In relation to derivative financial instruments, credit risk arises from the potential failure of counterparties to meet their obligations under the contract or arrangements. The Company’s maximum credit risk exposure in relation to interest rate swap contracts is limited to the net amounts to be received on contracts that are favourable to the Company, being none at December 31, 2004.

Concentration of credit risk
      For the year ending December 31, 2004, the Company’s primary location of business was within Western Australia, South Australia, the Northern Territory and New South Wales, which therefore represents the location of the Company’s credit risk. Trade payables/receivables are normally payable/collectable within 30 days.
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

7	Income Taxes
      The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:

	2004	2003	2002

	$000 USD	$000 USD	$000 USD
Prima facie tax at 30% on income before income taxes	$12,220	$7,383	$6,749
Tax effect of permanent differences:
Non-allowable items	17	14	—
Other items(a)	27	(3,531)	(1,225)

Total income tax expense	$12,264	$3,866	$5,524

(a)	The other items in the 2003 and 2002 years arose primarily as a result of finalizing the tax base of assets acquired from Westrail. The net assets acquired were from a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During 2003 all matters were favourably resolved with the Australian Taxation Office, resulting in an overprovision of tax in the prior periods.
      The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

	2004	2003	2002

	$000 USD	$000 USD	$000 USD
Total income tax expense includes:
Current	$342	$(2,527)	$2,005
Deferred	11,922	6,393	3,519

	$12,264	$3,866	$5,524

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The deferred income tax balance comprises:

	2004	2003

	$000 USD	$000 USD
Non-current deferred income tax assets
Materials and supplies	$118	$65
Income accruals	1,265	307
Expense accruals	1,173	1,260
Employee leave provisions	2,253	1,746
Tax vs. book values of property and equipment	59,285	61,259
Income tax losses carried forward	10,295	12,816
Unrealised losses on interest rate swaps	2,936	2,740
Valuation allowance	(—)	(—)

	$77,325	$80,193

Current deferred income tax liabilities:
Materials and supplies	$(1,301)	$(1,465)
Prepayments	(410)	(462)
Income accruals	(965)	(609)

	$(2,676)	$(2,536)

Non-current deferred income tax liability
Equity investment	$(467)	$—
Tax vs. book values of property and equipment	(18,064)	(11,735)

	$(18,531)	$(11,735)

      Operating loss carry forward have no expiry date and the company expects to recover all operating losses. Consequently, no valuation allowance is provided for the deferred tax assets for 2004 and 2003.

8	Preferred Stock
      Redeemable preference shares are fully paid and earn a dividend at the declaration of the Directors from time to time. The shares are redeemable at the option of the holders of the preferred shares who are GWI and Wesfarmers. Upon redemption the shareholder is entitled to receive the paid up amount of the preferred shares. In the event of the winding up of the Company, the holders of redeemable preference shares are entitled in priority to the holders of any other classes of shares to payment of the paid up amount of the shares and the amount of any declared but unpaid dividends at that date, but shall not otherwise have any rights to participate in surplus assets. Preferred shares carry no voting rights.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9	Accumulated Other Comprehensive Income (Loss)
      The components of other comprehensive income (loss), net of income tax, included in the consolidated balance sheet as of December 31 are as follows:

	2004	2003	2002

	$000 USD	$000 USD	$000 USD
Net foreign currency translation adjustments	$60,527	$50,513	$4,737
Unrealised losses on interest rate swaps	(9,788)	(9,133)	(16,621)
Less Income taxes	2,936	2,740	4,986

Net unrealised losses on interest rate swaps	(6,852)	(6,393)	(11,635)

Accumulated Other Comprehensive Income (Loss)	$53,675	$44,120	$(6,898)

10	Expenditure Commitments
      (a) Future minimum lease payments under all non-cancellable operating leases are as follows:

	2004	2003

	$000 USD	$000 USD
2004	$—	$1,141
2005	1,038	324
2006	—	323
2007	470	323
2008	—	323
Thereafter	—	323

	$1,508	$2,757

      (b) Other capital expenditures:

	2004	2003

	$000 USD	$000 USD
Not later than one year	$8,834	$—
Later than one year, but not later than five years	4,695	13,727
Later than five years	—	—

	$13,529	$13,727

      Operating leases are entered into for motor vehicles and office equipment. Rental payments are fixed for the life of the lease for all types of operating leases. Purchase options and renewal terms exist at the Company’s discretion and no operating lease contains restrictions on financing or other leasing activities. Operating lease expense in 2004 was $1.2 million (2003: $1.1 million, 2002: $1.0 million).
      Under the agreement for the acquisition of the Westrail Freight business, there was an obligation to upgrade the Katanning to Nyabing, and Yilliminning to Bruce Rock lines by July 1, 2004. This obligation has been extended until July 2008 and is subject to additional conditions which allow for renegotiation.

11	Contingent Liabilities
      GWA Northern Pty Ltd, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture,

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
severally in accordance with its participating interest, which is 0.94% (2003: 0.84%), amounting to $3.7 million (2003: $3.6 million).
      ARG Sell Down No1 Pty Limited, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 1.19% (2003: 0.72%), amounting to $4.7 million (2003: $3.1 million).
      WestNet Rail Pty Ltd (WestNet), a wholly owned subsidiary of the Company, has received a notice of claim from a contractor for $12.4 million for cost variations in the construction of an asset. Under the contract they have formally lodged the claim and WestNet has formally rejected it. The company considers it has a strong case to refute the claim and therefore no amount has been accrued for this claim.

12	Employee Benefit Plans
      The following Employee Benefit Plans have been established:

Plan	Benefit Type

Australian Railroad Group Superannuation Plan	Accumulated lump sum/ defined contribution plan
Westscheme Plan	Accumulated lump sum/ defined contribution plan
West Super Plus Plan	Accumulated lump sum/ defined contribution plan
      Employees contribute to the funds at various percentages of their remuneration. The consolidated entity’s contributions are not legally enforceable other than those payable in terms of notified award and superannuation guarantee levy obligations. The related expense for the year charged to the income statement was $4.0 million (2003: $3.2 million, 2002: $1.5 million).

13	Economic Dependency
      Approximately 25.0% (2003: 19.8%, 2002: 21.9%) of the Company’s revenue is generated from freight services rendered to Australian Wheat Board Ltd.

14	Segment Information

Industry Segment
      The group operates in only one industry, being rail freight transport.

15	Related Party Disclosures
      1. Interest free, unsecured loans amounting to $11.6 million at December 31, 2003, made equally by the shareholders, Wesfarmers Ltd and Genesee & Wyoming Inc to the consolidated entity, were repaid during the year.
      2. Services to the group by Wesfarmers Ltd of $1.1 million (2003: $0.7 million) and Genesee & Wyoming Inc of $0.8 million (2003: $0.4 million) are recovered at cost. At December 31, 2004 the balance owing to Wesfarmers Ltd was $0.1 million (2003: $0.1 million) and to Genesee and Wyoming Inc $0.1 million (2003: $0.1 million).

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
      In 2004, certain assets to the value of $0.6 million were written off. There is no impairment loss in 2003. In 2002 certain under utilised plant and equipment was written down to its recoverable amount. The recoverable amount of these assets was determined based on current resale values. The impairment write down amounted to $1.0 million.

19	Recently Issued Accounting Standards
      The Financial Accounting Standards Board (FASB) recently issued Statements of Financial Accounting Standards (SFAS) were reviewed and none were noted to have applicability.          .