Form 10-Q
period 2005-03-31
GENESEE & WYOMING INC
filed 2005-05-10
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the quarter ended March 31, 2005	Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Shares of common stock outstanding as of the close of business on May 6, 2005:

Class	Number of Shares Outstanding
Class A Common Stock	24,476,400

Class B Common Stock	2,650,122

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
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004

OPERATING REVENUES	$84,081	$72,403

OPERATING EXPENSES:
Transportation	28,886	24,666
Maintenance of ways and structures	7,892	6,887
Maintenance of equipment	13,105	11,682
General and administrative	15,015	12,971
Net gain on sale and impairment of assets	(67)	(93)
Depreciation and amortization	4,990	4,730

Total operating expenses	69,821	60,843

INCOME FROM OPERATIONS	14,260	11,560
Interest expense	(2,119)	(2,435)
Other income, net	97	192

Income before income taxes and equity earnings	12,238	9,317
Provision for income taxes	3,716	3,633

Income before equity earnings	8,522	5,684
Equity in net income of international affiliates:
Australian Railroad Group	2,291	3,742
South America	87	40

Net income	$10,900	$9,466
Preferred stock dividends and cost accretion	—	301

Net income available to common stockholders	$10,900	$9,165

Basic earnings per common share	$0.45	$0.38

Weighted average shares — Basic	24,418	23,888

Diluted earnings per common share	$0.39	$0.33

Weighted average shares — Diluted	27,659	27,378

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$24,208	$14,451
Accounts receivable, net	67,914	64,537
Materials and supplies	4,796	5,263
Prepaid expenses and other	7,977	7,784
Deferred income tax assets, net	3,191	3,190

Total current assets	108,086	95,225

PROPERTY AND EQUIPMENT, net	336,106	337,024
INVESTMENT IN UNCONSOLIDATED AFFILIATES	135,073	132,528
GOODWILL	24,664	24,682
INTANGIBLE ASSETS, net	77,381	77,778
OTHER ASSETS, net	9,716	10,014

Total assets	$691,026	$677,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,486	$6,356
Accounts payable	67,799	63,794
Accrued expenses	23,910	21,598

Total current liabilities	96,195	91,748

LONG-TERM DEBT, less current portion	121,155	125,881
DEFERRED INCOME TAX LIABILITIES, net	52,212	50,517
DEFERRED ITEMS—grants from governmental agencies	46,677	46,229
DEFERRED GAIN—sale/leaseback	3,424	3,495
OTHER LONG-TERM LIABILITIES	14,743	14,122
MINORITY INTEREST	3,440	3,559
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 27,991,557 and 27,930,147 shares issued and 24,445,019 and 24,397,918 shares outstanding (net of 3,546,538 and 3,532,229 shares in treasury) on March 31, 2005 and December 31, 2004, respectively	280	279
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,650,122 shares issued and outstanding on March 31, 2005 and December 31, 2004	27	27
Additional paid-in capital	161,973	161,361
Retained earnings	178,954	168,054
Accumulated other comprehensive income	25,436	25,228
Less treasury stock, at cost	(12,983)	(12,648)
Less restricted stock, net	(507)	(601)

Total stockholders’ equity	353,180	341,700

Total liabilities and stockholders’ equity	$691,026	$677,251

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,900	$9,466
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	4,990	4,730
Valuation of split dollar life insurance	114	394
Amortization of restricted stock	94	—
Deferred income taxes	1,616	1,760
Net gain on disposition of property	(67)	(93)
Equity in net income of international affiliates	(2,378)	(3,782)
Minority interest expense	8	26
Tax benefit realized upon exercise of stock options	111	372
Changes in assets and liabilities -
Accounts receivable	(3,452)	2,953
Materials and supplies	458	(237)
Prepaid expenses and other	(184)	(575)
Accounts payable and accrued expenses	6,396	3,806
Other assets and liabilities, net	1,232	(818)

Net cash provided by operating activities	19,838	18,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(4,047)	(5,301)
Proceeds from disposition of property	85	137

Net cash used in investing activities	(3,962)	(5,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(54,235)	(44,160)
Proceeds from issuance of long-term debt	48,000	32,500
Net proceeds from employee stock purchases	437	864
Purchase of treasury stock	(270)	—
Dividends paid on Redeemable Convertible Preferred Stock	—	(250)

Net cash used in financing activities	(6,068)	(11,046)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(51)	(93)

DECREASE IN CASH AND CASH EQUIVALENTS	9,757	1,699
CASH AND CASH EQUIVALENTS, beginning of period	14,451	11,118

CASH AND CASH EQUIVALENTS, end of period	$24,208	$12,817

CASH PAID (RECEIVED) DURING PERIOD FOR:
Interest	$1,725	$2,701
Income taxes	$(735)	$251

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “we,” “our,” or “us” mean Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term ARG we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. ARG is our 50%-owned affiliate based in Perth, Western Australia. All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2005 and 2004, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. As discussed in Note 3, we adopted Issue No. 03-6 – “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share” which provides new guidance for the calculation of Basic and Diluted Earnings Per Share. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our 2004 Form 10-K. Certain prior period balances have been reclassified to conform to the 2005 presentation.

2. EXPANSION OF OPERATIONS:

     On April 8, 2005, our newly formed subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). Rent is payable annually in advance and the first year’s rent was $25,000. The FCRD is operated by our Rail Link Region and commenced operations on April 9, 2005.

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

     On November 1, 2004, our newly formed subsidiary, the Tazewell & Peoria Railroad, Inc. (TZPR) commenced operations under a 20-year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) located in Peoria, Illinois. Rent is payable annually in advance and the first year’s rent was $3.0 million. Future lease payments are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement. The owners of the PPU include Norfolk Southern Corp. (NS), Union Pacific Railroad Company (UP) and Illinois Central Railroad Company. The TZPR is operated by our Illinois Region and is contiguous to that region’s existing railroad operations.

     On August 30, 2004, we completed the purchase from CSX of the Savannah Wharf Branch rail line located in Savannah, Georgia for approximately $1.6 million.

The transaction included the acquisition of 6.5 miles of track and related assets and a 20-year lease of the related real estate along the line. The $1.6 million purchase price was allocated to the track and related assets. The Savannah Wharf Branch is operated by our Rail Link Region and is contiguous to one of two existing Rail Link operations in the Savannah area.

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

3. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Numerators:
Net income	$10,900	$9,466
Preferred Stock dividends and accretion	—	301
Net income allocated to participating preferred stockholders	—	1,407

Net income available to Class A Common stockholders — Basic	10,900	7,758

Net income allocated to participating preferred stockholders	—	1,407

Net income available to Class A Common stockholders — Diluted	10,900	9,165

Denominators:
Weighted average Class A Common Shares outstanding	24,418	20,220
Weighted average Mandatory Redeemable Convertible Preferred Stock (converted to Class A common stock in the second quarter of 2004)	—	3,668

Weighted average shares — Basic	24,418	23,888

Weighted average Class B Common Shares outstanding	2,650	2,708
Dilutive effect of employee stock options	591	782

Weighted average shares — Dilutive	27,659	27,378

Income per common share:
Basic	$.45	$.38

Diluted	$.39	$.33

Stock Split

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

Public Offering of Class A Common Stock through Conversion of Class A Preferred Stock

     On June 1, 2004, The 1818 Fund III, L.P., a private equity partnership managed by Brown Brothers Harriman & Co., and holder of all of the 25,000 shares of our then outstanding Series A Preferred Stock, converted all of the Series A Preferred Stock into 3,668,478 shares of our Class A Common Stock and these shares were sold in a secondary public offering. Certain of our management stockholders also participated in this offering and sold 193,570 Class A shares. We incurred $542,000 of costs in the second quarter of 2004 related to this offering. We received no proceeds from the secondary offering.

Emerging Issues Task Force (EITF):

Issue No. 03-6 – “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”

     During the second quarter of 2004 we adopted EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” that provides additional guidance related to the calculation of earnings per share under SFAS No. 128, “Earnings per Share,” which includes application of the “two-class” method in computing earnings per share, identification of participating securities, and requirements for the allocation of undistributed earnings (and in some cases losses) to participating securities.

     EITF 03-6 was effective for the quarter ending June 30, 2004 and required retroactive restatement for all periods presented. The calculation for basic EPS now excludes our Class B Common Stock from the denominator and includes the share equivalents of the Series A Preferred Stock for periods prior to the conversion of the Series A Preferred Stock. The diluted EPS calculation is now calculated on net income less preferred stock dividends and accretion in the numerator. As a result of the retroactive restatement, the adoption of EITF 03-06 reduced basic and diluted EPS by $.02 and $.02, respectively for the three months ended March 31, 2004.

Stock-based Compensation Plans

     In May 2004, we established the 2004 Omnibus Incentive Plan (the “New Plan”) which replaced our Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors (collectively, the “Old Plans”). The Compensation and Stock Option Committee of our Board of Directors has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates. Awards for the directors are also granted from the available Class A shares in the New Plan. Under the New Plan, all directors are awarded an annual grant of restricted stock or restricted stock units equal to approximately $40,000. We account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for all options issued under these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced as follows (in thousands, except EPS):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net Income: As reported	$10,900	$9,466
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(715)	(539)

Pro Forma	$10,185	$8,927

Basic EPS: As reported	$0.45	$0.38
Pro Forma	0.42	0.36

Diluted EPS: As reported	$0.39	$0.33
Pro Forma	0.37	0.32

4. EQUITY INVESTMENTS

Australian Railroad Group

     The following are U.S. GAAP condensed balance sheets of ARG as of March 31, 2005 and December 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of March 31, 2005	$0.773
As of December 31, 2004	$0.782
Average for the three months ended March 31, 2005	$0.774
Average for the three months ended March 31, 2004	$0.765

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	March 31,	December 31,
	2005	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,553	$21,217
Accounts receivable, net	48,732	49,085
Materials and supplies	11,280	11,580
Prepaid expenses and other	903	3,055

Total current assets	73,468	84,937

PROPERTY AND EQUIPMENT, net	541,941	541,470
DEFERRED INCOME TAX ASSETS, net	73,284	77,325
OTHER ASSETS, net	8,350	8,522

Total assets	$697,043	$712,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,908	$19,832
Accrued expenses	26,930	31,989
Current income tax liabilities	336	364

Total current liabilities	41,174	52,185

LONG-TERM BANK DEBT	378,966	383,425
DEFERRED INCOME TAX LIABILITIES, net	21,213	21,207
OTHER LONG-TERM LIABILITIES	2,179	2,177
FAIR VALUE OF INTEREST RATE SWAPS	5,052	9,788

Total non-current liabilities	407,410	416,597

REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,700	16,897

TOTAL STOCKHOLDERS’ EQUITY	231,759	226,575

Total liabilities and stockholders’ equity	$697,043	$712,254

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Income
(in thousands of U.S. dollars)

	Three Months Ended
	March 31,	March 31,
	2005	2004

Operating revenues	$84,379	$82,353

Operating expenses	70,577	64,713

Income from operations	13,802	17,640

Interest expense	(7,412)	(7,348)
Other income, net	179	403

Income before income taxes	6,569	10,695

Provision for income taxes	1,983	3,212

Net income	$4,586	$7,483

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Three Months Ended
	March 31,	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,586	$7,483
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	7,602	6,714
Deferred income taxes	3,392	2,361
Net (gain) loss on sale and impairment of assets	(327)	484
Changes in assets and liabilities	(9,629)	1,479

Net cash provided by operating activities	5,624	18,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,664)	(11,665)
Proceeds from disposition of property and equipment	661	484

Net cash used in investing activities	(14,003)	(11,181)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(285)	546

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,664)	7,886
CASH AND CASH EQUIVALENTS, beginning of period	21,217	26,618

CASH AND CASH EQUIVALENTS, end of period	$12,553	$34,504

South America

     The following condensed results of operations for Ferroviaria Oriental, S.A. (Oriental) for the three-month periods ended March 31, 2005 and 2004 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). We have a 22.89% indirect ownership interest in Oriental which is located in eastern Bolivia.

	Three Months Ended
	March 31,
	2005	2004
Operating revenues	$6,466	$6,640
Net income	940	1,032

Condensed balance sheet information for Oriental as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Current assets	$14,445	$15,702
Non-current assets	58,012	58,365

Total assets	$72,457	$74,067

Current liabilities	$4,677	$7,306
Non-current liabilities	6,239	6,042
Long-term debt	774	892
Shareholders’ equity	60,767	59,827

Total liabilities and shareholders’ equity	$72,457	$74,067

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. Our share of the various costs from the intermediate unconsolidated affiliates is $26,000 and $207,000 for the three months ended March 31, 2005 and 2004, respectively.

     As noted previously, we hold our equity interest in Oriental through a number of intermediate holding companies, and we account for our interest in Oriental under the equity method of accounting. We indirectly hold a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and we hold our remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien over GWC’s 12.52% indirect equity interest in Oriental.

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

     If we were to lose our 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, we would write-off our investment in Oriental held through GWC, which on March 31, 2005 amounted to

$375,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on our remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, we discontinued equity accounting for our 12.52% equity interest in Oriental held through our interest in GWC.

     Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under our Senior Credit Facility.

5. COMMITMENTS AND CONTINGENCIES:

     Legal Proceedings – On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April 1999 to us of their ownership interests in certain of our Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of our Class A Common Stock at an exercise price of $2.56 per share if certain of our Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. On January 5, 2005 the plaintiffs filed a motion for summary judgment. On March 15, 2005, we filed our own motion for summary judgment. The Delaware Chancery Court has currently scheduled oral arguments on the cross motions for late May 2005. We have determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years. Consequently, we believe the claim is without merit, and we intend to vigorously defend this lawsuit.

     In addition, we are a defendant in certain lawsuits resulting from railroad and industrial switching operations and car management services. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to our results of operations or financial position.

6. COMPREHENSIVE INCOME:

     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth our comprehensive income, net of tax, for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$10,900	$9,466

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,660)	1,931
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (benefit) of $90 and $(255), respectively	211	(383)
Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of tax (benefit) of $710 and $(354), respectively	1,658	(825)

Comprehensive income	$11,109	$10,189

     The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of March 31, 2005, and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Net accumulated foreign currency translation adjustments	$28,282	$29,942
Net unrealized (losses) on qualifying cash flow hedges	(547)	(757)
Net unrealized (losses) on qualifying cash flow hedges of Australian Railroad Group	(1,768)	(3,426)
Net unrealized minimum pension liability adjustment, net of tax	(531)	(531)

Accumulated other comprehensive income as reported	$25,436	$25,228

7. GEOGRAPHIC AREA INFORMATION:

     The table below sets forth our geographic area revenues for our consolidated operations for the three-month periods ended March 31, 2005 and 2004, and geographic area long-lived assets as of March 31, 2005 and December 31, 2004:

Geographic Area Data

	Three Months Ended March 31,
	2005		2004

Operating Revenues:

United States	$62,571	74.4%	$53,152	73.4%
Canada	13,164	15.7%	11,786	16.3%
Mexico	8,346	9.9%	7,465	10.3%

Total operating revenues	$84,081	100.0%	$72,403	100.0%

	As of		As of
	March 31,		December 31,
	2005		2004

Long-lived assets located in:

United States	$481,379	82.6%	$479,251	82.3%
Canada	60,893	10.4%	62,162	10.7%
Mexico	40,668	7.0%	40,613	7.0%

Total long-lived assets	$582,940	100.0%	$582,026	100.0%

8. DERIVATIVE FINANCIAL INSTRUMENTS:

     We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor do we use instruments where there are not underlying cash exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging position and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Accounting for Derivative Financial Instruments

Interest Rate Risk

     We use interest rate swap agreements to manage our exposure to changes in interest rates for our floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income in interest expense.

     During 2004, 2003 and 2002, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At March 31, 2005 and December 31, 2004, the notional amount under these agreements was $30.5 million and $32.8 million, respectively, and the fair value of these interest rate swaps was negative $809,000 and negative $1.1 million, respectively.

Foreign Currency Exchange Rate Risk

     We use purchased options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges. In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income in interest expense.

     During 2005 and 2004, we entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2005. The remaining options, which expire September 2005 and March 2006, respectively, gives us the right to sell Mexican Pesos for U.S. Dollars at exchange rates of 12.68 and 13.64 Mexican Pesos to the U.S. Dollar, respectively. We paid up-front premiums of $20,000 for the options in the quarter ended March 31, 2005. The notional amount under exchange rate options was $3.6 million and the fair value was $13,000 as of March 31, 2005.

9. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

     Acquired intangible and other assets are as follows (in thousands):

	March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Assets	Amount	Amortization	Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$7,039	$1,290	$5,749	$7,047	$1,233	$5,814
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	755	9,811	10,566	647	9,919
Transportation Services Agreement (GP Railroads)	27,056	1,126	25,930	27,055	901	26,154
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	80,552	3,171	77,381	80,559	2,781	77,778

OTHER ASSETS:

Deferred financing costs	6,554	3,037	3,517	6,584	3,015	3,569
Other assets	6,772	573	6,199	7,030	585	6,445

Total Other Assets	13,326	3,610	9,716	13,614	3,600	10,014

Total Intangible and Other Assets	$93,878	$6,781	$87,097	$94,173	$6,381	$87,792

     The Chiapas-Mayab Operating License is being amortized over 30 years which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican Pesos to U.S. Dollars at different periods.

     On July 23, 2003 as a result of a settlement agreement with Commonwealth Edison Company, we amended and restated the Service Assurance Agreement and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on our estimate that the useful life of the coal-fired electricity generation plant to which we provide service will be through 2027. Prior to the settlement date, upon adoption of SFAS No. 142, the Service Assurance Agreement was determined to have an indefinite useful life and therefore was not subject to amortization.

     The Transportation Services Agreement (the TSA), entered into in conjunction with the Georgia-Pacific Corporation (GP) transaction, is a 20-year agreement to provide exclusive rail transportation service to GP facilities. We believe that the customer’s facilities have a 30-year economic life and that we will continue to be the exclusive rail transportation service provider until the end of the plant’s useful life. Therefore, the TSA is being amortized on a straight-line basis over a 30-year life which began January 1, 2004.

     The Track Access Agreements are perpetual trackage agreements assumed in our acquisition of Utah Railway Company. Under SFAS No. 142 these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.

     Deferred financing costs are amortized over terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt.

     Other assets consist primarily of executive split dollar life insurance, assets held for sale and a minority equity investment in an agricultural facility.

Executive split dollar life insurance is the present value of life insurance benefits which we funded but that are owned by executive officers. We retain a collateral interest in a portion of the policies’ cash values and death benefits. Assets held for sale or future use primarily represent surplus track and locomotives.

     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Three Months Ended	Twelve Months Ended
	March 31, 2005	December 31, 2004

Goodwill:
Balance at beginning of period	$24,682	$24,522
Currency translation adjustment	(18)	160

Balance at end of period	$24,664	$24,682

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

     Components of net periodic benefit cost

			Other
			Retirement
	Pension		Benefits
	Three months ended March 31,
	2005	2004	2005	2004
Service cost	$41	$57	$28	$28
Interest cost	51	53	56	68
Expected return on plan assets	(38)	(32)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of loss	4	6	9	21

Net periodic benefit cost	$94	$120	$93	$117

Employer Contributions

     We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $212,000 to our pension plan in 2005. As of March 31, 2005, contributions of $65,000 have been made to fund our pension plan. We presently anticipate contributing an additional $147,000 to fund our pension plan in 2005 for a total of $212,000.

11. INCOME TAXES:

     Our effective income tax rate in the quarter ended March 31, 2005 was 30.4% compared to 39.0% in the quarter ended March 31, 2004. The decrease was primarily attributable to a track maintenance credit that was part of the American Jobs Creation Act of 2004. This legislation provides for a credit against U.S. income taxes for the period January 1, 2005 through December 31, 2007. The credit is equal to 50% of qualifying expenditures and is limited to $3,500 multiplied by the number of miles of qualifying U.S. railroad track.

12. RECENTLY ISSUED ACCOUNTING STANDARDS:

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment. This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date of this statement to January 1, 2006. We are in the process of evaluating the impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2004 Form 10-K.

Forward-Looking Statements

     This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in our 2004 Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

     We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. We also provide freight car switching and related services to industrial companies in the United States with railroad facilities within their complexes. We generate revenues primarily from the movement of freight over track owned or operated by our railroads. We also generate non-freight revenues primarily by providing rail car switching, car hire associated with our railcars, and other ancillary rail services.

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

     Certain of our commodity shipments are sensitive to general economic conditions in North America, including paper products in the United States and Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as salt are less affected by economic conditions and are more closely affected by the weather.

     For a complete description of our accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Form 10-K.

     On April 8, 2005, our newly formed subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX. Rent is payable annually in advance and the first year’s rent was $25,000. The FCRD is operated by our Rail Link Region and commenced operations on April 9, 2005.

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

     On August 30, 2004, we completed the purchase from CSX of the Savannah Wharf Branch rail line located in Savannah, Georgia for approximately $1.6 million. The transaction included the acquisition of 6.5 miles of track and related assets and a 20-year lease of the related real estate along the line. The $1.6 million purchase price was allocated to the track and related assets. The Savannah Wharf Branch is operated by our Rail Link Region and is contiguous to one of two existing Rail Link operations in the Savannah area.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

North American Operating Revenues

   Overview

     Operating revenues (which exclude revenues from our equity investments) were $84.1 million in the quarter ended March 31, 2005 compared to $72.4 million in the quarter ended March 31, 2004, an increase of $11.7 million or 16.1%. The $11.7 million increase in operating revenues consisted of $3.1 million in revenues from the TZPR and Savannah Wharf operations and an increase of $8.6 million, or 11.8%, in revenues on existing North American operations. The following table sets forth operating revenues by acquisitions and existing operations for the quarters ended March 31, 2005 and 2004:

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in		Existing
	Operations	Operations	Operations	Operations	Total Operations		Operations
	$	$	$	$	$	%	$	%

Freight revenues	$63,133	$1,501	$61,632	$54,810	$8,323	15.2%	$6,822	12.4%

Non-freight revenues	20,948	1,626	19,322	17,593	3,355	19.1%	1,729	9.8%

Total operating revenues	$84,081	$3,127	$80,954	$72,403	$11,678	16.1%	$8,551	11.8%

          The $8.3 million increase in freight revenues consisted of $1.5 million in freight revenues from the TZPR operations and $6.8 million in freight revenues on existing North American operations. The $3.4 million increase in non-freight revenues consisted of $1.1 million and $528,000 in non-freight revenues from the TZPR and Savannah Wharf operations, respectively, and $1.7 million in non-freight revenues on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2005 and 2004:

Freight Revenues and Carloads Comparison by Commodity Group
Three Months Ended March 31, 2005 and 2004

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload
		% of		% of		% of		% of
Commodity Group	2005	Total	2004	Total	2005	Total	2004	Total	2005	2004
				(Dollars in thousands, except average per car)
Coal, Coke & Ores	$12,269	19.4%	$10,737	19.6%	45,858	27.8%	44,042	29.1%	$268	$244
Pulp & Paper	11,700	18.5%	9,520	17.4%	25,409	15.4%	22,984	15.2%	460	414
Lumber & Forest Products	7,552	12.0%	5,838	10.6%	20,951	12.7%	18,034	11.9%	360	324
Petroleum Products	6,871	10.9%	6,314	11.5%	8,783	5.3%	8,310	5.5%	782	760
Metals	6,354	10.1%	5,655	10.3%	18,165	11.0%	17,838	11.8%	350	317
Minerals & Stone	5,601	8.9%	5,136	9.4%	14,065	8.5%	12,665	8.4%	398	406
Farm & Food Products	4,759	7.5%	4,792	8.7%	13,372	8.1%	11,452	7.6%	356	418
Chemicals & Plastics	4,673	7.4%	3,872	7.1%	9,305	5.7%	7,468	4.9%	502	518
Autos & Auto Parts	1,830	2.9%	1,742	3.2%	3,954	2.4%	4,197	2.8%	463	415
Intermodal	501	0.8%	552	1.0%	1,143	0.7%	1,364	0.9%	438	405
Other	1,023	1.6%	652	1.2%	3,781	2.4%	2,854	1.9%	271	228

Total	$63,133	100.0%	$54,810	100.0%	164,786	100.0%	151,208	100.0%	383	362

     Coal, coke and ores revenues increased by $1.5 million, or 14.3%, due to $286,000 from the TZPR, and an increase of $1.2 million from hauling carloads of coal on existing operations, primarily for electricity generating facilities.

     Pulp and paper revenues increased by $2.2 million, or 22.9%, due to increased shipments on existing North American railroad operations, of which $1.5 million was from our Canada Region and $562,000 was from our Rail Link Region.

     Lumber and forest products revenues increased by $1.7 million, or 29.4%, due to increased shipments on existing operations of which $870,000 was from our Oregon region, $474,000 was from our Rail Link Region and the remaining $370,000 increase was from our New York-Pennsylvania and Canada Regions.

     Metals revenues increased by $699,000, or 12.4%, due to $328,000 from the TZPR, and an increase of $371,000 on existing operations, primarily in our New York-Pennsylvania Region.

     Chemicals-Plastics revenues increased by $801,000, or 20.7%, due to $204,000 from the TZPR, and an increase of $597,000 on existing operations, primarily in our Canada and Illinois Regions.

     Freight revenues from all remaining commodities increased by $1.4 million, or 7.3%, due to $683,000 from the TZPR, and an increase of $714,000 on existing operations.

     Total North American carloads were 164,786 in the quarter ended March 31, 2005 compared to 151,208 in the quarter ended March 31, 2004, an increase of 13,578 carloads or 9.0%. The increase consisted of 6,325 carloads from the TZPR, and an increase of 7,253 carloads, or 4.8%, on existing operations.

     The overall average revenues per carload increased 5.8% to $383, in the quarter ended March 31, 2005 compared to $362 per carload in the quarter ended March 31, 2004 due to a combination of rate increases, fuel escalation pass-through clauses in transportation agreements and change in the mix of business.

Non-Freight Revenues

     North American non-freight revenues were $20.9 million in the quarter ended March 31, 2005 compared to $17.6 million in the quarter ended March 31, 2004, an increase of $3.3 million, or 19.1%. The $3.3 million increase in non-freight revenues consisted of $1.1 million and $528,000 in non-freight revenues from the new TZPR and Savannah Wharf operations, respectively, and $1.7 million in non-freight revenues on existing North American operations. The following table compares North American non-freight revenues for the quarters ended March 31, 2005 and 2004:

North American
Non-Freight Revenues Comparison
Three Months Ended March 31, 2005 and 2004

		% of		% of
	2005	Total	2004	Total
	(Dollars in thousands)
Railcar switching	$10,655	50.9%	$8,988	51.1%
Car hire and rental income	3,408	16.3%	2,831	16.1%
Demurrage and storage	2,532	12.1%	1,553	8.8%
Car repair services	1,157	5.5%	1,331	7.6%
Other operating income	3,196	15.2%	2,890	16.4%

Total non-freight revenues	$20,948	100.0%	$17,593	100.0%

     Railcar switching revenues increased $1.7 million, or 18.5%, due to $815,000 from the TZPR and Savannah Wharf operations, and an increase of $852,000 on existing North American operations, primarily in our Rail Link Region.

     Car hire and rental income increased $577,000, or 20.4%, due to $348,000 from the TZPR operations, and an increase of $229,000 on existing North American operations.

     Demurrage and storage revenues increased $979,000, or 63.0%, due to $286,000 from the TZPR and Savannah Wharf operations, and an increase of $693,000 on existing North American operations, primarily in our Rail Link Region.

     All other non-freight revenues increased $132,000, or 3.1%, due to $176,000 from the TZPR, offset by a decrease of $44,000 on existing North American operations.

North American Operating Expenses

Overview

     North American operating expenses were $69.8 million in the quarter ended March 31, 2005, compared to $60.8 million in the quarter ended March 31, 2004, an increase of $9.0 million, or 14.8%. The increase was attributable to $2.3 million and $294,000 from the TZPR and Savannah Wharf operations, respectively, and an increase of $6.4 million on existing North American operations.

Operating Ratios

     Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 83.0% in the quarter ended March 31, 2005 from 84.0% in the quarter ended March 31, 2004.

     The following table sets forth a comparison of our North American operating expenses for the quarters ended March 31, 2005 and 2004:

Operating Expense Comparison
Three Months Ended March 31, 2005 and 2004

	2005		2004
		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues
	(Dollars in thousands)
Labor and benefits	$28,884	34.4%	$26,396	36.5%
Equipment rents	7,890	9.4%	6,882	9.5%
Purchased services	5,130	6.1%	4,281	5.9%
Depreciation and amortization	4,990	5.9%	4,730	6.5%
Diesel fuel	7,937	9.4%	5,645	7.8%
Casualties and insurance	3,632	4.3%	3,707	5.1%
Materials	4,208	5.0	3,708	5.1%
Net gain on sale and impairment of assets	(67)	(0.1)	(93)	(0.1%)
Other expenses	7,217	8.6%	5,587	7.7%

Total operating expenses	$69,821	83.0%	$60,843	84.0%

     Labor and benefits expense was $28.9 million in the quarter ended March 31, 2005 compared to $26.4 million in the quarter ended March 31, 2004, an increase of $2.5 million, or 9.4%. The increase was attributable to $844,000 in labor and benefits expense from the TZPR and Savannah Wharf operations, and an increase of $1.6 million from existing operations. The increase from existing operations was due to increased man-hours resulting from higher freight shipments and regular wage and benefit increases. As a percentage of total revenues, labor and benefits decreased in 2005 to 34.4% from 36.5% in 2004.

     Equipment rents were $7.9 million in the quarter ended March 31, 2005 compared to $6.9 million in the quarter ended March 31, 2004, an increase of $1.0 million or 14.6%. The increase was attributable to $304,000 in equipment rents from the TZPR and Savannah Wharf operations, and an increase of $704,000 from existing operations primarily due to car hire expense from increased freight shipments. As a percentage of total revenues, equipment rents decreased in 2005 to 9.4% from 9.5% in 2004.

     Purchased services were $5.1 million in the quarter ended March 31, 2005 compared to $4.3 million in the quarter ended March 31, 2004, an increase of $849,000 or 19.8%. The increase was attributable to $97,000 in purchased services from the TZPR and Savannah Wharf operations, and an increase of $752,000 from existing operations primarily due to terminal services in our Mexico Region. As a percentage of total revenues, purchased services increased in 2005 to 6.1% from 5.9% in 2004.

     Diesel fuel expense was $7.9 million in the quarter ended March 31, 2005 compared to $5.6 million in the quarter ended March 31, 2004, an increase of $2.3 million or 40.6%. The increase was attributable to $126,000 from the TZPR and Savannah Wharf operations, and an increase of $2.2 million on existing operations of which $2.1 million was due to a 37.9% increase in the average price per gallon. As a percentage of total revenues, diesel fuel increased in 2005 to 9.4% from 7.8% in 2004.

     All other expenses combined were $19.9 million in the quarter ended March 31, 2005 compared to $17.6 million in the quarter ended March 31, 2004, an increase of $2.3 million or 13.3%. The increase was attributable to $1.3 million from the new TZPR and Savannah Wharf operations, and an increase of $1.0 million on existing operations principally due to increases of $235,000 in property and other taxes, $185,000 in trackage rights and $160,000 in accounting and consulting fees.

As a percentage of total revenues, all other expenses decreased in 2005 to 23.7% from 24.3% in 2004.

Interest Expense

     Interest expense was $2.1 million in the quarter ended March 31, 2005 compared to $2.4 million in the quarter ended March 31, 2004, a decrease of $316,000, or 13.0%, primarily due to lower outstanding debt and lower interest rates on our primary credit facilities resulting from a refinancing in November 2004.

Other Income, Net

     Other income, net in the quarter ended March 31, 2005, was $97,000 compared to other income of $192,000 in the quarter ended March 31, 2004, a decrease of $95,000. Other income, net consists primarily of exchange rate transaction gains (losses) from foreign dollar-denominated cash accounts and interest income.

Income Taxes

     Our effective income tax rate in the quarter ended March 31, 2005 was 30.4% compared to 39.0% in the quarter ended March 31, 2004. The decrease was primarily attributable to a track maintenance credit that was part of the American Jobs Creation Act of 2004. This legislation provides for a credit against U.S. income taxes for the period January 1, 2005 through December 31, 2007. The credit is equal to 50% of qualifying expenditures and is limited to $3,500 multiplied by the number of miles of qualifying U.S. railroad track.

Equity in Net Income of International Affiliates

     Equity earnings of international affiliates, net, were $2.4 million in the quarter ended March 31, 2005, compared to $3.8 million in the quarter ended March 31, 2004, a decrease of $1.4 million. Equity earnings in the quarter ended March 31, 2005, consisted of $2.3 million from Australian Railroad Group and $87,000 from South American affiliates. Equity earnings in the quarter ended March 31, 2004, consisted of $3.7 million from Australian Railroad Group and $40,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

     Net income in the quarter ended March 31, 2005 was $10.9 million compared to net income of $9.5 million in the quarter ended March 31, 2004, an increase of $1.4 million or 15.1%. The increase in net income was the result of an increase in North American operations of $2.8 million, offset by a decrease in equity in net income of international affiliates of $1.4 million.

     Basic Earnings Per Share increased by $0.07, or 18.4%, to $0.45 in the quarter ended March 31, 2005 from $0.38 in the quarter ended March 31, 2004. Diluted Earnings Per Share increased by $0.06, or 18.2%, to $0.39 in the quarter ended March 31, 2004 from $0.33 in the quarter ended March 31, 2004. Weighted average shares for basic and diluted were 24.4 million and 27.7 million, respectively, in the quarter ended March 31, 2005, compared to 23.9 million and 27.4 million, respectively, in the quarter ended March 31, 2004. As a result of the retroactive restatement of earnings per share due to the adoption of EITF 03-06, basic and diluted earnings per share were each reduced by $.02 for the quarter ended March 31, 2004.

Supplemental Information – Australian Railroad Group

     ARG is owned 50% by us and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the quarter ended March 31, 2005 was 1.1% more favorable than the rate for the quarter ended March 31, 2004, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

     In the quarters ended March 31, 2005 and 2004, we recorded $2.3 million and $3.7 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2005 and 2004.

ARG Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Three Months Ended March 31, 2005 and 2004

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload
		% of		% of		% of		% of
Commodity Group	2005	Total	2004	Total	2005	Total	2004	Total	2005	2004
	(U.S. dollars in thousands, except average per carload)
Grain	$22,115	31.9%	$26,261	37.0%	54,620	22.9%	66,563	26.9%	$405	$395
Other Ores and Minerals	15,576	22.5%	15,078	21.2%	26,680	11.2%	28,158	11.4%	584	535
Iron Ore	12,633	18.2%	11,462	16.2%	52,989	22.3%	50,479	20.4%	238	227
Alumina	5,560	8.0%	5,019	7.1%	40,061	16.8%	39,416	15.9%	139	127
Bauxite	3,662	5.3%	3,212	4.5%	33,970	14.3%	30,217	12.2%	108	106
Hook and Pull (Haulage)	338	0.5%	464	0.7%	685	0.3%	2,776	1.1%	493	167
Gypsum	988	1.4%	1,008	1.4%	11,156	4.7%	12,793	5.2%	89	79
Other	8,467	12.2%	8,436	11.9%	17,808	7.5%	17,193	6.9%	475	491

Total	$69,339	100.0%	$70,940	100.0%	237,969	100.0%	247,595	100.0%	291	287

     ARG’s freight revenues were $69.3 million in the quarter ended March 31, 2005, compared to $70.9 million in the quarter ended March 31, 2004, a decrease of $1.6 million or 2.3%. In local currency, freight revenues decreased 3.9% in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

     Total ARG carloads were 237,969 in the quarter ended March 31, 2005, compared to 247,595 in the quarter ended March 31, 2004, a decrease of 9,626, or 3.9%. The net decrease of 9,626 carloads resulted primarily from decreases in grain of 11,943 carloads due to smaller grain harvests in Western Australia and South Australia, hook and pull (haulage traffic) of 2,091 carloads due to cessation of hay service in South Australia in July 2004, gypsum of 1,637 carloads due to lower customer volume requirements, partially offset by an increase in bauxite of 3,753 carloads and iron ore of 2,510 carloads due to increased production in Western Australia. All other commodities combined decreased 218 carloads. Average freight revenues per carload increased from $287 to $291. In local currency, the average revenue per carload was unchanged.

ARG Non-Freight Revenues

     ARG’s non-freight revenues were $15.0 million in the quarter ended March 31, 2005, compared to $11.4 million in the quarter ended March 31, 2004, an increase of $3.6 million or 31.8%. In local currency, non-freight revenues increased 29.3% in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The $3.6 million increase in non-freight revenues was primarily attributable to an increase in the price of diesel fuel sold to third parties. The following table compares ARG’s non-freight revenues for the quarters ended March 31, 2005 and 2004:

Australian Railroad Group
Non-Freight Revenues Comparison
Three Months Ended March 31, 2005 and 2004

		% of		% of
	2005	Total	2004	Total
	(U.S. dollars in thousands)
Third party track access fees	$5,098	33.9%	$4,985	43.7%
Alice Springs to Darwin Line	1,613	10.7%	1,613	14.1%
Other operating income	8,329	55.4%	4,815	42.2%

Total non-freight revenues	$15,040	100.0%	$11,413	100.0%

ARG Operating Expenses

     ARG’s operating expenses were $70.6 million in the quarter ended March 31, 2005, compared to $64.7 million in the quarter ended March 31, 2004, an increase of $5.9 million, or 9.1%. The following table sets forth a comparison of ARG’s operating expenses in the quarters ended March 31, 2005 and 2004:

Australian Railroad Group
Operating Expense Comparison
Three Months Ended March 31, 2005 and 2004

	2005		2004
		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues
	(U.S. dollars in thousands)
Labor and benefits	$17,104	20.3%	$14,256	17.3%
Equipment rents	883	1.0%	710	0.9%
Purchased services	17,370	20.6%	19,062	23.2%
Depreciation and amortization	7,602	9.0%	6,714	8.1%
Diesel fuel used in operations	7,219	8.6%	6,155	7.5%
Diesel fuel for sales to third parties	5,710	6.8%	3,498	4.2%
Casualties and insurance	4,629	5.5%	3,459	4.2%
Materials	3,651	4.3%	3,303	4.0%
Net (gain) loss on sale and impairment of assets	(327)	(0.4%)	484	0.6%
Other expenses	6,736	7.9%	7,072	8.6%

Total operating expenses	$70,577	83.6%	$64,713	78.6%

     Labor and benefits expense as a percentage of revenues increased to 20.3% in the quarter ended March 31, 2005, compared to 17.3% in the quarter ended March 31, 2004. In local currency, labor and benefits increased 17.9% in 2005 compared to 2004. The increase was primarily due to an increase in employee costs associated with a switch from external contract locomotive maintenance work to in-house employees, an increase in employee wages in all States, and the transfer of locomotive drivers from contract drivers to employees.

     Purchased services decreased to 20.6% of revenues in the quarter ended March 31, 2005, compared to 23.2% of revenues in the quarter ended March 31, 2004. In local currency, purchased services decreased 10.5% in 2005 compared to 2004. The decrease was due to reductions in grain transfer costs, a switch from external contract locomotive maintenance work to in-house employees, and a decrease in the number of contract drivers by 20 individuals compared with 2004.

     Depreciation and amortization expense as a percentage of revenues, increased to 9.0% in the quarter ended March 31, 2005, compared to 8.1% in the quarter ended March 31, 2004. In local currency, depreciation and amortization increased 11.4% in 2005 compared to 2004. The increase was due to higher depreciation related to an increase in capital expenditures.

     Diesel fuel used in operations increased to 8.6% of revenues in the quarter ended March 31, 2005, compared to 7.5% of revenues in the quarter ended March 31, 2004. In local currency, the cost of fuel used in operations increased 15.2% in 2005 compared to 2004 due to a 25.8% increase in fuel prices partially offset by a 7.5% reduction in fuel consumed due to lower freight traffic.

     Diesel fuel sold to third parties increased to 6.8% of revenues in the quarter ended March 31, 2005, compared to 4.2% of revenues in the quarter ended March 31, 2004. In local currency, the cost of diesel fuel sold to third parties increased 60.3% in 2005 compared to 2004. The increase was due to an increase in the volume of fuel sales to third parties and an increase in fuel prices.

     Casualties and insurance increased to 5.5% of revenues in the quarter ended March 31, 2005, compared to 4.2% of revenues in the quarter ended March 31, 2004. In local currency, casualties and insurance increased 31.0% in 2005 compared to 2004. The increase was due to two major derailments in Western Australia near Kalgoorlie.

     Materials expense as a percentage of revenues increased to 4.3% in the quarter ended March 31, 2005, compared to 4.0% in the quarter ended March 31, 2004. In local currency, materials expense increased 8.6% in 2005 compared to 2004. The increase was due principally to rolling stock maintenance.

     Other expenses as a percentage of revenues decreased to 7.9% in the quarter ended March 31, 2005, compared to 8.6% in the quarter ended March 31, 2004. In local currency, other expenses decreased 6.5% in 2005 compared to 2004. The decrease was due to lower external access fees in South Australia associated with reduced freight volume, and a lower level of external track and infrastructure work carried out for third parties in West Australia.

North American Liquidity and Capital Resources

     During the three months ended March 31, 2005, we generated cash from operations of $19.8 million, invested $4.0 million in capital assets (net of $1.0 million in state grants for track rehabilitation and construction) and received $437,000 in proceeds from employee stock purchases. We paid $270,000 for the purchase of treasury stock, and had a net decrease in debt of $6.2 million during this same period primarily by using cash provided by operations to reduce debt.

     During the three months ended March 31, 2004, we generated cash from operations of $18.0 million, invested $5.3 million in capital assets (net of $27,000 in state grants for track rehabilitation and construction) and received $864,000 in proceeds from employee stock purchases. We paid $250,000 of dividends on our Redeemable

Convertible Preferred Stock and had a net decrease in debt of $11.7 million during this same period primarily by using cash provided by operations to reduce debt.

     We have budgeted approximately $29.5 million in capital expenditures in 2005, of which $23.7 million is for track rehabilitation, including the completion of the Homer City Branch, and $5.8 million is for equipment.

     At March 31, 2005 we had long-term debt, including current portion, totaling $125.6 million, which comprised 26.2% of our total capitalization. At December 31, 2004 we had long-term debt, including current portion, totaling $132.2 million, which comprised 27.9% of our total capitalization.

     We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations, together with amounts available under the credit facilities, will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

U.S. Credit Facilities

     As of March 31, 2005, our $150.0 million revolving loan, which matures in 2009, consisted of no outstanding debt, letter of credit guarantees of $8.1 million and $141.9 million of unused borrowing capacity. The $141.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. See Note 9 of our Form 10-K for the year ended 2004 for additional information regarding our credit facilities.

Mexican Financings

     On April 1, 2005, we and our Mexican subsidiaries, GW Servicios S.A. (“Servicios”) and Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (“FCCM”) amended loan agreements and related documents with the International Finance Corporation (“IFC”) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (“FMO”) to revise certain terms of Servicios’ existing loans from IFC and FMO as well as our existing support obligations related to such loans, effective March 15, 2005.

     Under the amended terms, principal payments under Servicios’ three promissory notes payable (“Notes”) were reduced and maturity dates were extended by three years. In addition, amounts held in escrow for the benefit of IFC and FMO (approximately $574,000) were released to prepay a portion of the loans. As of March 31, 2005, the aggregate amount outstanding on the Notes totaled $17.0 million, with variable interest rates based on LIBOR plus 3.5 percentage points for the original term of the debt through 2007 with an increase to LIBOR plus 4.0 percentage points for the extended term of the debt. Two of the Notes, aggregating to $10.2 million, have a six year remaining term with combined semi-annual principal payments of $784,000 which began March 15, 2005, and continue through the maturity date of September 15, 2011. The third Note, in the amount of $6.8 million, has a seven year remaining term with semi-annual principal payments of $455,000 which began March 15, 2005, and continues through the maturity date of September 15, 2012.

     The Notes contain certain financial and other covenants applicable only to FCCM and Servicios, including mandatory debt prepayments from excess free cash flow (as defined in the agreements) and restrictions on utilization of funds for capital expenditures, incurrence of debt, guarantees of obligations, sale of assets, lease of assets, creation of certain liens, payment of dividends and making distributions, transactions among FCCM and Servicios and other affiliates of GWI, entering into certain mergers, and revising or terminating FCCM’s rail concession with the government of Mexico. The Notes will continue to be secured by essentially all the assets of Servicios and FCCM, and a pledge of the Servicios and FCCM shares held by us.

     Under the original loan agreements for $27.5 million of debt, we were obligated to provide up to $8.0 million of funding to our Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes. The investment phase consisted of achieving several obligations related to capital investments, operating performance and management systems and controls. Thereafter, we were obligated to provide up to $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project, which consisted of achieving several financial performance thresholds. Prior to the amendment, we had advanced $2.5 million of our $8.0 million obligation and the project was still in the investment phase. The amended agreements eliminate our obligations to provide additional funding under those terms and instead obligate us to provide up to $8.9 million to Servicios, if necessary, for Servicios to meet its debt payment obligations. To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the amended agreements as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess.

          In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to us. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012.

Mexican Fuel Tax Credits

     In 2003, FCCM could apply diesel fuel tax credits it generated to income taxes, payroll taxes, asset taxes and value added taxes, and it utilized approximately $3.3 million in such fuel tax credits. Effective January 2004, a ruling issued by the tax authorities limited the application of diesel fuel tax credits to income and asset tax related obligations only, excluding payroll taxes and value added taxes. Effective January 2005, as a result of new fuel tax legislation, FCCM is again permitted to apply diesel fuel tax credits it generates to all of its federal tax obligations, including income taxes, asset taxes, payroll taxes and value added taxes. While the new legislation is a favorable development, under the fuel tax formula at current high diesel fuel prices, FCCM is paying little or no fuel taxes and therefore is not generating any significant diesel fuel tax credits. FCCM expects to utilize all the fuel tax credits in 2005, including credits carried forward from previous years. If FCCM is unable to utilize the $1.0 million of fuel tax credits it generated in 2004 and/or is unable to generate future fuel tax credits under the current formula, it will be more difficult for FCCM and Servicios to satisfy their debt obligations.

Supplemental Information – North America

     Free Cash Flow Description and Discussion – We view Free Cash Flow as an important financial measure of how well we are managing our assets. Subject to the limitations discussed below, Free Cash Flow is a useful indicator of cash flow that may be available for use by us. Free Cash Flow is defined as Net Cash Provided by Operating Activities less Net Cash Used in Investing Activities, excluding the Cost of Acquisitions. Key limitations of the Free Cash Flow measure include the assumptions that we will be able to refinance our existing debt when it matures, and meet other cash flow obligations from financing activities, such as required amortization of debt. Free Cash Flow is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of cash flow determined in accordance with Generally Accepted Accounting Principles.

     The following table sets forth the reconciliation for Net Cash Provided by Operating Activities to Free Cash Flow:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Net cash provided by operating activities	$19,724	$17,608
Net cash used in investing activities	(3,848)	(4,770)
Cash used for acquisitions	—	—

Free cash flow	$15,876	$12,838

     Impact of Foreign Currencies on Operating Revenues – In the three months ending March 31, 2005, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

		Three Months Ended March 31,
	2005			2004
			Revenue
		Currency	Less (Plus)
		Translation	Currency
	As Reported	Impact	Impact	As Reported
	(Dollars in thousands)
U.S. Operating Revenues	$62,571	n/a	$62,571	$53,157
Canada Operating Revenues	13,164	$921	12,243	11,781
Mexico Operating Revenues	8,346	(111)	8,457	7,465

Total Operating Revenues	$84,081	$810	$83,271	$72,403

Supplemental Information – Australian Railroad Group

     ARG’s Free Cash Flow is defined as net cash provided by operating activities, less net cash used in investing activities. The prior discussion concerning the usefulness and limitations associated with our Free Cash Flow also apply to the discussion of ARG’s Free Cash Flow. In addition, we have no access or right to any of ARG’s Free Cash Flow other than as a shareholder, and any dividend or distribution of cash by ARG must be approved by ARG’s board of directors, which is equally divided between us and our 50/50 partner, Wesfarmers. The following table sets forth a reconciliation of ARG’s net cash provided by operating activities to its Free Cash Flow:

	Three Months Ended
	March 31,
	2005	2004
	(U.S. dollars in thousands)
Net cash provided by operating activities	$5,624	$18,521
Net cash used in investing activities	(14,003)	(11,181)

Free cash flow	$(8,379)	$7,340

     Impact of Foreign Currency on ARG’s Operating Revenues and Net Income – As of March 31, 2005, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:

	Three Months Ended March 31,
	2005			2004
		Currency	Excluding
		Translation	Currency
	As Reported	Impact	Impact	As Reported
	(U.S. dollars in thousands)
Operating Revenues	$84,379	$1,454	$82,925	$82,353

Net Income	$4,586	$52	$4,534	$7,483

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     During 2004, 2003 and 2002, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At March 31, 2005 and December 31, 2004, the notional amount under these agreements was $30.5 million and $32.8 million, respectively, and the fair value of these interest rate swaps was negative $809,000 and negative $1.1 million, respectively.

     During 2005 and 2004, we entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2005. The remaining options, which expire September 2005 and March 2006, respectively, give us the right to sell Mexican Pesos for U.S. Dollars at exchange rates of 12.68 and 13.64 Mexican Pesos to the U.S. Dollar, respectively. We paid an up-front premium for the options of $20,000 in the quarter ended March 31, 2005. The notional amount under exchange rate options was $3.6 million and the fair value was $13,000 at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Legal Proceedings – On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April of 1999 to us of their ownership interests in certain of our Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of our Class A Common Stock at an exercise price of $2.56 per share if certain of our Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. On January 5, 2005 the plaintiffs filed a motion for summary judgment. On March 15, 2005, we filed our own motion for summary judgment. The Delaware Chancery Court has currently scheduled oral arguments on the cross motions for late May 2005. We have determined that the Canadian operations at issue failed to achieve these financial performance targets in any of the required years. Consequently, we believe the claim is without merit, and we intend to vigorously defend this lawsuit.

     In addition, we are a defendant in certain lawsuits resulting from railroad and industrial switching operations and car management services. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to our results of operations or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no unregistered sales of equity securities for the period covered by this Form 10-Q.

ITEM 2(c). ISSUER PURCHASES OF EQUITY SECURITIES

     On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of March 31, 2005 11,500 shares of our common stock had been repurchased under this plan. The additional 2,809 shares of our common stock acquired by us result from employees using owned shares of our stock to cover the price of stock options they exercised during the period.

2005	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	1,000,000
February 1 to February 28	2,809	$23.30	—	1,000,000
March 1 to March 31	11,500	$23.44	11,500	988,500
Total	14,309	$23.41	11,500	988,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — NONE

ITEM 5. OTHER INFORMATION — NONE

ITEM 6. EXHIBITS

(A). EXHIBITS — SEE INDEX TO EXHIBITS

INDEX TO EXHIBITS

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

(32.1)	Section 1350 Certifications

99.1	Back-up Certifications of the President

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 10, 2005	By:	/s/ John C. Hellmann

	Name:	John C. Hellmann
	Title:	President

Date: May 10, 2005	By:	/s/ James M. Andres

	Name:	James M. Andres
	Title:	Chief Accounting Officer and
Global Controller