Form 10-Q
period 2005-06-30
GENESEE & WYOMING INC
filed 2005-08-09
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarter ended June 30, 2005 Commission File No. 001-31456
GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830

(Address of principal executive offices)	(Zip Code)
(203) 629-3722
(Telephone No.)
Shares of common stock outstanding as of the close of business on
August 5, 2005:

Class	Number of Shares Outstanding
Class A Common Stock	24,592,136

Class B Common Stock	2,650,122
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

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	-
OPERATING REVENUES	$92,742	$74,062	$176,824	$146,464
	-

OPERATING EXPENSES:
Transportation	31,827	23,360	60,713	48,026
Maintenance of ways and structures	8,558	7,599	16,450	14,486
Maintenance of equipment	13,675	11,048	26,780	22,729
General and administrative	16,925	13,720	31,940	26,693
Net loss (gain) on sale and impairment of assets	68	—	2	(94)
Depreciation and amortization	5,669	4,754	10,659	9,484
	-
Total operating expenses	76,722	60,481	146,544	121,324
	-

INCOME FROM OPERATIONS	16,020	13,581	30,280	25,140
Interest expense	(2,837)	(2,283)	(4,955)	(4,718)
Other (expense) income, net	(475)	231	(380)	425
	-
Income before income taxes and equity earnings	12,708	11,529	24,945	20,847
Provision for income taxes	3,842	4,351	7,557	7,984
	-
Income before equity earnings	8,866	7,178	17,388	12,863
Equity in net income of international affiliates:
Australian Railroad Group	2,280	3,475	4,571	7,217
South America	219	183	306	223
	-
Net income	$11,365	$10,836	$22,265	$20,303
Preferred stock dividends and cost accretion	—	178	—	479
	-

Net income available to common stockholders	$11,365	$10,658	$22,265	$19,824

Basic earnings per common share	$0.46	$0.44	$0.91	$0.82

Weighted average shares — Basic	24,534	24,171	24,476	24,108

Diluted earnings per common share	$0.41	$0.39	$0.80	$0.72

Weighted average shares — Diluted	27,713	27,544	27,683	27,490

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$19,254	$14,451
Accounts receivable, net of $2.1 million allowance	83,125	64,537
Materials and supplies	6,240	5,263
Prepaid expenses and other	5,441	7,784
Deferred income tax assets, net	3,191	3,190

Total current assets	117,251	95,225

PROPERTY AND EQUIPMENT, net	525,477	337,024
INVESTMENT IN UNCONSOLIDATED AFFILIATES	134,215	132,528
GOODWILL	24,829	24,682
INTANGIBLE ASSETS, net	137,442	77,778
OTHER ASSETS, net	11,246	10,014

Total assets	$950,460	$677,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,471	$6,356
Accounts payable	86,983	63,794
Accrued expenses	27,299	21,598

Total current liabilities	118,753	91,748

LONG-TERM DEBT, less current portion	342,080	125,881
DEFERRED INCOME TAX LIABILITIES, net	54,189	50,517
DEFERRED ITEMS—grants from governmental agencies	48,305	46,229
DEFERRED GAIN—sale/leaseback	3,359	3,495
OTHER LONG-TERM LIABILITIES	15,273	14,122
MINORITY INTEREST	3,329	3,559
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 28,175,438 and 27,930,147 shares issued and 24,627,532 and 24,397,918 shares outstanding (net of 3,547,906 and 3,532,229 shares in treasury) on June 30, 2005 and December 31, 2004, respectively	282	279
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,650,122 shares issued and outstanding on June 30, 2005 and December 31, 2004	27	27
Additional paid-in capital	164,484	161,361
Retained earnings	190,318	168,054
Accumulated other comprehensive income	24,475	25,228
Less treasury stock, at cost	(13,016)	(12,648)
Less restricted stock, net	(1,398)	(601)

Total stockholders’ equity	365,172	341,700

Total liabilities and stockholders’ equity	$950,460	$677,251

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,265	$20,303
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	10,659	9,484
Valuation of split dollar life insurance	74	—
Amortization of restricted stock	178	—
Deferred income taxes	3,503	2,929
Net loss (gain) on disposition of property	2	(94)
Equity in net income of international affiliates	(4,877)	(7,440)
Minority interest (income) expense	(103)	102
Tax benefit realized upon exercise of stock options	309	956
Changes in assets and liabilities -
Accounts receivable	(5,499)	(605)
Materials and supplies	231	(744)
Prepaid expenses and other	2,993	(1,138)
Accounts payable and accrued expenses	7,867	7,263
Other assets and liabilities, net	1,755	(305)

Net cash provided by operating activities	39,357	30,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(11,475)	(11,561)
Purchase of rail properties from Rail Management Corporation, net of $4.9 million cash received	(238,204)	—
Cash received from unconsolidated international affiliates	606	—
Proceeds from disposition of property	281	294

Net cash used in investing activities	(248,792)	(11,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(89,129)	(99,407)
Proceeds from issuance of long-term debt	302,800	76,300
Debt issuance costs	(1,629)	—
Net proceeds from employee stock purchases	1,473	1,937
Dividends paid on Redeemable Convertible Preferred Stock	—	(411)

Net cash provided by (used in) financing activities	213,515	(21,581)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	723	(531)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,803	(2,668)
CASH AND CASH EQUIVALENTS, beginning of period	14,451	11,118

CASH AND CASH EQUIVALENTS, end of period	$19,254	$8,450

CASH PAID DURING PERIOD FOR:
Interest	$4,579	$4,767
Income taxes	$3,178	$1,413

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
     The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “we,” “our,” or “us” mean Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term ARG we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. ARG is our 50%-owned affiliate based in Perth, Western Australia. Additionally, we have a 22.89% indirect ownership interest in our affiliate, Ferroviaria Oriental, S.A. (Oriental), which is located in eastern Bolivia. All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2005 and 2004, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our 2004 Form 10-K. Certain prior period balances have been reclassified to conform to the 2005 presentation.
2. EXPANSION OF OPERATIONS:
     On June 1, 2005, we acquired from Rail Management Corporation (RMC), substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million received), the assumption of $1.4 million of non-interest bearing debt and $1.3 million in acquisition costs. The purchase price was allocated to current assets ($19.5 million including $4.9 million in cash received), property and equipment ($185.2 million), intangible assets ($60.4 million), and goodwill ($0.2 million) less currents liabilities ($20.8 million) and debt assumed ($1.4 million). The intangible assets consist of customer contracts and relationships with a weighted average amortization period of 27 years. Goodwill of $0.2 million is expected to be deductible for tax purposes. For U.S. tax purposes, we will treat the Rail Partners acquisition as a purchase of assets. We funded the purchase price through a combination of our newly expanded $225.0 million senior revolving credit facility and by completing a private placement of $125.0 million 10-Year Senior Floating Rate Notes. The acquired rail properties are operated by our Jacksonville-based Rail Link Region and commenced operations on June 1, 2005.
     Rail Partners is composed of fourteen rail operations and ancillary businesses with locations throughout the South and Southeast United States, including Florida, Alabama, Mississippi, Georgia, Arkansas, Texas, North Carolina, Tennessee and Kentucky. There is also one rail property located in Wisconsin. The main operations are composed of: (i) five former industrial railroads serving the paper and forest products industry, (ii) seven short line railroads, and (iii) two port railroads. These railroads operate over 928 miles of track and own 86 locomotives and 1,109 freight cars. The railroads handle approximately 170,000 annual carloads, including switching and port operations, with approximately 50% of its customers being in the paper and forest products industry.

     The results of operations for the three-month and six-month periods ended June 30, 2005 include operations of Rail Partners for the month of June. The following condensed balance sheet reflects the allocation of assets and liabilities as of the acquisition date.

May 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,919
Accounts receivable, net	12,819
Materials and supplies	1,152
Prepaid expenses and other	615

Total current assets	19,505

PROPERTY AND EQUIPMENT, net	185,202
INTANGIBLE ASSETS	60,406
GOODWILL	191

Total assets	$265,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,226
Accrued expenses	1,552

Total current liabilities	20,778

LONG-TERM BANK DEBT	1,403

Total non-current liabilities	1,403

TOTAL STOCKHOLDERS’ EQUITY	243,123

Total liabilities and stockholders’ equity	$265,304

     On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). The FCRD is operated by our Rail Link Region and commenced operations on April 9, 2005.
     In July 2005, our Homer City Branch, which was acquired in January of 2004, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line is operated by our New York-Pennsylvania Region and is contiguous to that Region’s existing railroad operation.

     The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions including the number of employees and actual cash payments:
Schedule of Acquisition Restructuring Activity

Quarter Ended
June 30, 2005
Number of Employees:
Number of planned terminations related to acquisitions during the period	16
Additions to planned terminations during the period	—
Actual number of employees terminated during the period	—

Ending number of employees as of the end of the period to be terminated	16

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions	$715,000
Additions to liability reserve during the period	—
Cash payments during the period	—

Balance at end of period	$715,000

Pro Forma Financial Results (unaudited)
     The following table summarizes our unaudited pro forma operating results for the three-month and six month periods ended June 30, 2005 and 2004, as if Rail Partners had been acquired as of January 1, 2004 (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Operating revenues	$103,077	$88,143	$202,574	$174,562
Net income	$9,276	$11,851	$21,767	$21,618
Basic earnings per share	$0.38	$0.50	$0.89	$0.92
Diluted earnings per share	$0.33	$0.43	$0.79	$0.79
     The unaudited pro forma operating results include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs which were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition.
     The Rail Partners operating results reflected in these pro forma operating results include certain senior management, administrative, deferred compensation and other expenses that we do not believe will continue as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.
     The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Numerators:
Net income	$11,365	$10,836	$22,265	$20,303
Preferred Stock dividends and accretion	—	178	—	479
Net income allocated to participating preferred stockholders	—	1,078	—	2,514

Net income available to Class A Common stockholders	11,365	9,580	$22,265	17,310

Net income allocated to participating preferred stockholders	—	1,078	—	2,514

Net income available to Class A Common stockholders — Basic and Diluted	11,365	$10,658	$22,265	$19,824

Denominators:
Weighted average Class A Common Shares outstanding	24,534	21,726	24,476	21,051
Weighted average Mandatory Redeemable Convertible Preferred Stock (converted to Class A common stock in the second quarter of 2004)	—	2,445	—	3,057

Weighted average shares — Basic	24,534	24,171	24,476	24,108

Weighted average Class B Common Shares outstanding	2,650	2,689	2,650	2,698
Dilutive effect of employee stock options	529	684	557	684

Weighted average shares — Dilutive	27,713	27,544	27,683	27,490

Income per common share:
Basic	$0.46	$0.44	$0.91	$0.82

Diluted	$0.41	$0.39	$0.80	$0.72

Stock-based Compensation Plans
     The Compensation and Stock Option Committee of our Board of Directors has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan. We account for this plan under APB Opinion No. 25, under which no compensation cost has been recognized except for restricted stock. Had compensation cost for all options issued under these plans been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced as follows (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net Income: As reported	$11,365	$10,836	$22,265	$20,303
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	670	314	1,385	853

Pro Forma	$10,695	$10,522	$20,880	$19,450

Basic EPS: As reported	$0.46	$0.44	$0.91	$0.82
Pro Forma	$0.44	$0.43	$0.85	$0.78

Diluted EPS: As reported	$0.41	$0.39	$0.80	$0.72
Pro Forma	$0.39	$0.38	$0.75	$0.69
4. EQUITY INVESTMENTS
Australian Railroad Group
     The following are U.S. GAAP condensed balance sheets of ARG as of June 30, 2005 and December 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of June 30, 2005	$0.761
As of December 31, 2004	$0.782
Average for the three months ended June 30, 2005	$0.767
Average for the three months ended June 30, 2004	$0.720
Average for the six months ended June 30, 2005	$0.771
Average for the six months ended June 30, 2004	$0.740

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Balance Sheets
(in thousands of U.S. dollars)

	June 30,
	2005	December 31, 2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,663	$21,217
Accounts receivable, net	51,794	49,085
Materials and supplies	12,301	11,580
Prepaid expenses and other	5,312	3,055

Total current assets	84,070	84,937

PROPERTY AND EQUIPMENT, net	539,699	541,470
DEFERRED INCOME TAX ASSETS	73,076	77,325
OTHER ASSETS, net	8,133	8,522

Total assets	$704,978	$712,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,767	$19,832
Accrued expenses	25,655	31,989
Current income tax liabilities	285	364

Total current liabilities	41,707	52,185

LONG-TERM BANK DEBT	380,650	383,425
DEFERRED INCOME TAX LIABILITIES	23,054	21,207
OTHER LONG-TERM LIABILITIES	4,733	2,177
FAIR VALUE OF INTEREST RATE SWAPS	7,538	9,788

Total non-current liabilities	415,975	416,597

REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,439	16,897

TOTAL STOCKHOLDERS’ EQUITY	230,857	226,575

Total liabilities and stockholders’ equity	$704,978	$712,254

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Income
(in thousands of U.S. dollars)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Operating revenues	$86,041	$81,717	$170,420	$164,070

Operating expenses	72,452	65,257	143,029	129,970

Income from operations	13,589	16,460	27,391	34,100

Interest expense	(7,284)	(6,855)	(14,696)	(14,203)
Other income, net	228	338	407	741

Income before income taxes	6,533	9,943	13,102	20,638

Provision for income taxes	1,976	2,994	3,959	6,206

Net income	$4,557	$6,949	$9,143	$14,432

Australian Railroad Group Pty. Ltd.
Condensed Consolidated Statements of Cash Flows
(in thousands of U.S. dollars)

	Six Months Ended
	June 30,	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,143	$14,432
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	15,922	13,097
Deferred income taxes	4,631	6,367
Net (gain) loss on sale and impairment of assets	(319)	471
Changes in assets and liabilities	(14,476)	(3,675)

Net cash provided by operating activities	14,901	30,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,301)	(22,883)
Proceeds from disposition of property and equipment	1,692	835

Net cash used in investing activities	(28,609)	(22,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,707	—

Net cash provided by financing activities	7,707	—

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(553)	(2,285)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,554)	6,359
CASH AND CASH EQUIVALENTS, beginning of period	21,217	26,618

CASH AND CASH EQUIVALENTS, end of period	$14,663	$32,977

South America
     The following condensed results of operations for Oriental for the three-month and six-month periods ended June 30, 2005 and 2004 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). We have a 22.89% indirect ownership interest in Oriental which is located in eastern Bolivia.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating revenues	$8,829	$7,851	$15,295	$14,490
Net income	2,287	1,705	3,227	2,737
Condensed balance sheet information for Oriental as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Current assets	$10,347	$15,702
Non-current assets	58,428	58,365

Total assets	$68,775	$74,067

Current liabilities	$5,403	$7,306
Non-current liabilities	6,414	6,042
Long-term debt	605	892
Shareholders’ equity	56,353	59,827

Total liabilities and shareholders’ equity	$68,775	$74,067

     The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. Our share of the various costs from the intermediate unconsolidated affiliates is $45,000 and $249,000 for the three months and $72,000 and $456,000 for the six months ended June 30, 2005 and 2004, respectively.
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
     This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and we have chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver of principal repayment from the creditors which expired on January 31, 2004. However, negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt, or (ii) exercise their rights pursuant to the lien.

     If we were to lose our 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, we would write-off our investment in Oriental held through GWC, which on June 30, 2005 amounted to $400,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on our remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, we discontinued equity accounting for our 12.52% equity interest in Oriental held through our interest in GWC.
     Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under our Senior Credit Facility.
5. COMMITMENTS AND CONTINGENCIES:
     Legal Proceedings – On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April 1999 to us of their ownership interests in certain of our Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of our Class A Common Stock at an exercise price of $2.56 per share if certain of our Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. We believe the claim is without merit, and we intend to vigorously defend this lawsuit. On January 5, 2005 the plaintiffs filed a motion for summary judgment. On March 15, 2005, we filed our own motion for summary judgment. The Delaware Chancery Court held oral arguments on the cross motions on May 24, 2005. Following the argument, the Court ordered additional discovery and briefing, which has been completed. We are currently awaiting the Court’s decision on the summary judgment motions.
     In addition, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to our operating results, financial position or liquidity.

6. COMPREHENSIVE INCOME:
     Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth our comprehensive income, net of tax, for the three-month and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended
	June 30,
	2005	2004
Net income	$11,365	$10,836

Other comprehensive income (loss):
Foreign currency translation adjustments	49	(11,109)
Net unrealized (losses) gains on qualifying cash flow hedges, net of (benefit) tax of ($66) and $674, respectively	(141)	1,099
Net unrealized (losses) gains on qualifying cash flow hedges of Australian Railroad Group, net of (benefit) tax of ($373) and $427, respectively	(870)	1,423

Comprehensive income	$10,403	$2,249

	Six Months Ended
	June 30,
	2005	2004
Net income	$22,265	$20,303

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,611)	(9,178)
Net unrealized gains on qualifying cash flow hedges, net of tax of $30 and $438, respectively	70	716
Net unrealized gains on qualifying cash flow hedges of Australian Railroad Group, net of tax of $338 and $256, respectively	788	598

Comprehensive income	$21,512	$12,439

     The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of June 30, 2005, and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Net accumulated foreign currency translation adjustments	$28,331	$29,942
Net unrealized losses on qualifying cash flow hedges	(687)	(757)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(2,638)	(3,426)
Net unrealized minimum pension liability adjustment, net of tax	(531)	(531)

Accumulated other comprehensive income as reported	$24,475	$25,228

7. GEOGRAPHIC AREA INFORMATION:
     The table below sets forth our geographic area revenues for our consolidated operations for the three-month and six-month periods ended June 30, 2005 and 2004, and geographic area long-lived assets as of June 30, 2005 and December 31, 2004 (in thousands):
Geographic Area Data

	Three Months Ended June 30,
	2005		2004
Operating Revenues:

United States	$70,946	76.5%	$56,178	75.9%
Canada	12,437	13.4%	10,071	13.6%
Mexico	9,359	10.1%	7,813	10.5%

Total operating revenues	$92,742	100.0%	$74,062	100.0%

	Six Months Ended June 30,
	2005		2004
Operating Revenues:

United States	$133,519	75.5%	$109,742	74.9%
Canada	25,600	14.5%	21,443	14.6%
Mexico	17,705	10.0%	15,279	10.5%

Total operating revenues	$176,824	100.0%	$146,464	100.0%

	As of
	June 30,	2005	As of December 31,	2004

Long-lived assets:

United States	$729,870	87.6%	$479,251	82.3%
Canada	59,969	7.2%	62,162	10.7%
Mexico	43,370	5.2%	40,613	7.0%

Total long-lived assets	$833,209	100.0%	$582,026	100.0%

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

Accounting for Derivative Financial Instruments
Interest Rate Risk
     We use interest rate swap agreements to manage our exposure to changes in interest rates for our floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Interest rate differentials to be received or paid on the swaps are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument is recorded in earnings and reported in the consolidated statements of income in interest expense.
     During 2004, 2003 and 2002, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At June 30, 2005 and December 31, 2004, the notional amount under these agreements was $30.2 million and $32.8 million, respectively, and the fair value of these interest rate swaps was negative $995,000 and negative $1.1 million, respectively.
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
     During 2005 and 2004, we entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2005. The remaining options, which expire September 2005 and March 2006, respectively, give us the right to sell Mexican Pesos for U.S. Dollars at exchange rates of 12.68 and 13.64 Mexican Pesos to the U.S. Dollar, respectively. We paid up-front premiums of $20,000 for the options in the quarter ended March 31, 2005. At June 30, 2005, the notional amount under exchange rate options was $3.6 million and the fair value was approximately $0.

9. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:
     Acquired intangible and other assets are as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Assets	Amount	Amortization	Assets
INTANGIBLE ASSETS:

Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$7,343	$1,407	$5,936	$7,047	$1,233	$5,814
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	863	9,703	10,566	647	9,919
Transportation Services Agreement (GP Railroads)	27,056	1,353	25,703	27,055	901	26,154
Customer Contracts and Relationships (Rail Partners)	60,407	198	60,209
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	$141,263	$3,821	$137,442	$80,559	$2,781	$77,778

OTHER ASSETS:

Deferred financing costs	8,132	3,168	4,964	6,584	3,015	3,569
Other assets	6,881	599	6,282	7,030	585	6,445

Total Other Assets	15,013	3,767	11,246	13,614	3,600	10,014

Total Intangible and Other Assets	$156,276	$7,588	$148,688	$94,173	$6,381	$87,792

     The Chiapas-Mayab Operating License is being amortized over 30 years, which is the original life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican Pesos to U.S. Dollars at different periods.
     On July 23, 2003 as a result of a settlement agreement with Commonwealth Edison Company, we amended and restated the Service Assurance Agreement and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on our estimate that the useful life of the coal-fired electricity generation plant, to which the Illinois and Midland Railroad provides service, will be through 2027.
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
     We allocated $60.4 million of the purchase price for the Rail Partners acquisition to intangible assets. These intangible assets were valued as customer relationships or contracts and, as of June 1, 2005, are amortized on a straight line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract. The weighted average life of the intangible assets is 27 years.
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
     Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Six Months Ended	Twelve Months Ended
	June 30, 2005	December 31, 2004

Goodwill:
Balance at beginning of period	$24,682	$24,522
Goodwill from acquisitions	191	—
Currency translation adjustment	(44)	160

Balance at end of period	$24,829	$24,682

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Components of net periodic benefit cost (in thousands):

			Other
			Retirement
	Pension		Benefits
Three months ended June 30,	2005	2004	2005	2004
Service cost	$42	$57	$28	$28
Interest cost	51	53	56	68
Expected return on plan assets	(38)	(32)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of loss	3	6	9	21

Net periodic benefit cost	$94	$120	$93	$117

			Other
			Retirement
	Pension		Benefits
Six months ended June 30,	2005	2004	2005	2004
Service cost	$84	$114	$56	$55
Interest cost	101	107	111	137
Expected return on plan assets	(77)	(65)	—	—
Amortization of transition liability	71	71	—	—
Amortization of prior service cost	—	—	—	—
Amortization of loss	8	13	20	42

Net periodic benefit cost	$187	$240	$187	$234

Employer Contributions
     We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $212,000 to our pension plan in 2005. As of June 30, 2005, $95,945 of contributions has been made. We presently anticipate contributing an additional $116,055 to fund our pension plan in 2005 for a total of $212,000.
11. RECENTLY ISSUED ACCOUNTING STANDARDS:
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payments. This statement requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. On April 14, 2005, the Securities and Exchange Commission deferred the effective date of this statement to January 1, 2006. We plan to early adopt FASB No. 123(R) in the third quarter of 2005 and we are in the process of evaluating the impact on our consolidated financial statements.
     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are assessing the impact of the interpretation on its financial statements. The Interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable.
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS NO. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on the consolidated results of operations and financial condition.
     In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP No. 143-1 was issued to address the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union. FSP No. 143-1 is effective for reporting periods after June 8, 2005 and we adopted effective June 30, 2005. The adoption of this FSP has no material impact on the consolidated results of operations and financial condition.
12. SUBSEQUENT EVENT – DEBT REFINANCING:
     On July 26, 2005, we completed a private placement of $100.0 million 10-Year senior notes and $25.0 million floating rate 7-year senior notes. The senior notes are unsecured but are guaranteed by substantially all of our U.S. subsidiaries. The $100.0 million senior notes bear interest at 5.36%, and the $25.0 million floating rate notes have a borrowing rate of LIBOR plus 0.70% and had an interest rate of 4.35% as of the July 26, 2005 closing date. We used the proceeds of the senior notes to repay the $125.0 million 10-Year Floating Rate Notes issued in connection with the acquisition of Rail Partners (see Note 2).

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
General
     When comparing our results of operations from one reporting period to another, you should consider the fact that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed a number of recent acquisitions. Because of variations in the structure, timing and size of these acquisitions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods. In particular, for the periods reported, we completed the following acquisitions and other projects:
     On June 1, 2005, we completed the acquisition of substantially all of RMC’s rail operations for $238.2 million in cash (net of $4.9 million received), the assumption of $1.4 million of non-interest bearing debt and $1.3 million in acquisition costs. The purchase price was allocated to current assets ($19.5 million including $4.9 million in cash received), property and equipment ($185.2 million), intangible assets ($60.4 million), and goodwill ($0.2 million) less current liabilities ($20.8 million) and debt assumed ($1.4 million). We funded the $243.0 million cash purchase price through a combination of our newly expanded $225.0 million senior revolving credit facility and by completing a private placement of $125.0 million 10-Year Senior Floating Rate Notes. The acquired rail properties are operated by our Rail Link Region and commenced operations on June 1, 2005.
     On April 8, 2005, the FCRD signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX. The FCRD is operated by our Rail Link Region and commenced operations on April 9, 2005.
     In July 2005, our Homer City Branch, which was acquired in January of 2004, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line is operated by our New York-Pennsylvania Region and is contiguous to that Region’s existing railroad operation.
     In addition, certain of our commodity shipments are sensitive to general economic conditions in North America, including paper products in the United States and Canada, chemicals in the United States, and cement in Mexico. However, shipments of other important commodities such as salt are less affected by economic conditions and are more closely affected by the weather.
     For a complete description of our accounting policies, see Note 2 to the audited consolidated financial statements for the year ended December 31, 2004 included in our 2004 Form 10-K. Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
North American Operating Revenues
     Overview
     Operating revenues (which exclude revenues from our equity investments) were $92.7 million in the quarter ended June 30, 2005, compared to $74.1 million in the quarter ended June 30, 2004, an increase of $18.6 million or 25.2%. The $18.6 million increase in operating revenues consisted of $5.0 million, $2.7 million, $900,000 and $600,000 in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $9.5 million, or 12.9%, in revenues on existing North American operations. The following table sets forth operating revenues by acquisitions and existing operations for the quarters ended June 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in		Existing
	Operations	Operations	Operations	Operations	Total Operations		Operations
	$	$	$	$	$	%	$	%

Freight revenues	$69,030	$5,924	$63,106	$55,907	$13,123	23.5%	$7,199	12.9%

Non-freight revenues	23,712	3,221	20,491	18,155	5,557	30.6%	2,336	12.9%

Total operating revenues	$92,742	$9,145	$83,597	$74,062	$18,680	25.2%	$9,535	12.9%

          The $13.1 million increase in freight revenues consisted of $3.6 million, $1.5 million and $776,000 in freight revenues from Rail Partners, TZPR and FCRD operations, respectively, and $7.2 million in freight revenues on existing North American operations. The $5.6 million increase in non-freight revenues consisted of $1.4 million, $1.2 million, $100,000 and $600,000 in non-freight revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and $2.3 million in non-freight revenues on existing North American operations. The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2005 and 2004:

Freight Revenues and Carloads Comparison by Commodity Group
Three Months Ended June 30, 2005 and 2004

									Average
									Freight
									Revenues
	Freight Revenues					Carloads			Per Carload
	(in thousands, except average per carload)
		% of		% of		% of		% of
Commodity Group	2005	Total	2004	Total	2005	Total	2004	Total	2005	2004
Pulp & Paper	$13,310	19.3%	$9,770	17.5%	30,686	16.9%	23,206	14.7%	$434	$421
Coal, Coke & Ores	13,144	19.0%	12,062	21.6%	49,786	27.4%	49,259	31.3%	264	245
Lumber & Forest Products	8,801	12.7%	6,327	11.3%	24,536	13.5%	19,428	12.3%	359	326
Minerals & Stone	7,225	10.5%	5,693	10.2%	17,724	9.8%	15,728	10.0%	408	362
Metals	6,988	10.1%	5,450	9.7%	19,754	10.9%	17,530	11.1%	354	311
Petroleum Products	6,835	9.9%	6,134	11.0%	8,730	4.8%	8,185	5.2%	783	749
Chemicals & Plastics	5,249	7.6%	4,103	7.3%	9,768	5.4%	7,808	5.0%	537	525
Farm & Food Products	3,689	5.3%	2,947	5.3%	11,035	6.1%	6,914	4.4%	334	426
Autos & Auto Parts	2,053	3.0%	1,854	3.3%	4,254	2.3%	4,213	2.7%	483	440
Intermodal	497	0.7%	630	1.1%	1,155	0.6%	1,736	1.1%	430	363
Other	1,239	1.9%	937	1.7%	4,215	2.3%	3,455	2.2%	294	271

Total	$69,030	100.0%	$55,907	100.0%	181,643	100.0%	157,462	100.0%	380	355

     The following table sets forth freight revenues by acquisitions and existing operations for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in Total		Existing
Freight revenues	Operations	Operations	Operations	Operations	Operations		Operations
	$	$	$	$	$	%	$	%

Pulp & Paper	$13,310	$1,711	$11,599	$9,770	$3,540	36.2%	$1,829	18.7%
Coal, Coke & Ores	13,144	569	12,575	12,062	1,082	9.0%	513	4.3%
Lumber & Forest Products	8,801	780	8,021	6,327	2,474	39.1%	1,694	26.8%
Minerals & Stone	7,225	507	6,718	5,693	1,532	26.9%	1,025	18.0%
Metals	6,988	563	6,425	5,450	1,538	28.2%	975	17.9%
Petroleum Products	6,835	226	6,609	6,134	701	11.4%	475	7.7%
Chemicals & Plastics	5,249	578	4,671	4,103	1,146	27.9%	568	13.8%
Farm & Food Products	3,689	817	2,872	2,947	742	25.2%	(75)	-2.5%
Autos & Auto Parts	2,053	7	2,046	1,854	199	10.7%	192	10.4%
Intermodal	497	—	497	630	(133)	-21.1%	(133)	-21.1%
Other	1,239	166	1,073	937	302	32.2%	136	14.5%

Total freight revenues	$69,030	$5,924	$63,106	$55,907	$13,123	23.5%	$7,199	12.9%

     The following information discusses the material changes in commodity groups on existing North American freight revenues.
     Pulp and paper revenues increased by $1.8 million on existing North American operations, of which $1.0 million was from our Canada Region and $800,000 was from our Rail Link Region due primarily to increased carloads.

     Coal, coke and ores revenues increased by $200,000 from increased shipments on existing North American railroad operations from hauling carloads of coal primarily for electricity generating facilities.
     Lumber and forest products revenues increased by $1.7 million on existing operations of which $900,000 was from our Oregon region, $500,000 was from our Rail Link Region and the remaining $300,000 increase was from our New York-Pennsylvania and Canada Regions due to a combination of increased carloads and rate and fuel escalation increases.
     Minerals & stone revenues increased by $1.0 million on existing operations. $500,000 was from our Mexico Region primarily due to an increase in carloads, and $500,000 was from all other Regions primarily due to a combination of increased carloads and rate and fuel escalation increases.
     Metals revenues increased by $1.0 million on existing operations, primarily in our Canada, New York-Pennsylvania and Oregon Regions due to a combination of increased carloads and rate and fuel escalation increases.
     Chemicals & Plastics revenues increased by $600,000 on existing operations, primarily in our Canada and New York-Pennsylvania Regions due to a combination of increased carloads and rate and fuel escalation increases.
     Total North American carloads were 181,643 in the quarter ended June 30, 2005, compared to 157,462 in the quarter ended June 30, 2004, an increase of 24,181 carloads or 15.4%. The increase consisted of 18,971 carloads from Rail Partners, TZPR and FCRD operations, and an increase of 5,210 carloads, or 3.3%, on existing operations.
     The overall average revenues per carload increased 7.0% to $380, in the quarter ended June 30, 2005, compared to $355 per carload in the quarter ended June 30, 2004 due to a combination of rate increases, fuel escalation pass-through clauses in transportation agreements and a change in the mix of business.
Non-Freight Revenues
     North American non-freight revenues were $23.7 million in the quarter ended June 30, 2005, compared to $18.1 million in the quarter ended June 30, 2004, an increase of $5.6 million, or 30.6%. The $5.6 million increase in non-freight revenues consisted of $1.4 million, $1.1 million, $600,000 and $100,000 in non-freight revenues from Rail Partners, TZPR, Savannah Wharf and FCRD operations, respectively, and $2.4 million in non-freight revenues on existing North American operations. The following table compares North American non-freight revenues for the quarters ended June 30, 2005 and 2004:
North American
Non-Freight Revenues Comparison
Three Months Ended June 30, 2005 and 2004

		% of		% of
	2005	Total	2004	Total
	(Dollars in thousands)
Railcar switching	$11,822	49.9%	$9,644	53.1%
Car hire and rental income	3,461	14.6%	2,657	14.6%
Demurrage and storage	2,514	10.6%	1,579	8.7%
Car repair services	1,360	5.7%	1,494	8.2%
Other operating income	4,555	19.2%	2,781	15.4%

Total non-freight revenues	$23,712	100.0%	$18,155	100.0%

     The following table sets forth non-freight revenues by acquisitions and existing operations for the three months ended June 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in		Existing
	Operations	Operations	Operations	Operations	Total Operations		Operations
	$	$	$	$	$	%	$	%

Railcar switching	$11,822	$1,346	$10,476	$9,644	$2,178	22.6%	$832	8.6%
Car hire and rental income	3,461	654	2,807	2,657	804	30.3%	150	5.6%
Demurrage and storage	2,514	429	2,085	1,579	935	59.2%	506	32.0%
Car repair services	1,360	45	1,315	1,494	(134)	-9.0%	(179)	-12.0%
Other operating income	4,555	747	3,808	2,781	1,774	63.8%	1,027	36.9%

Total non-freight revenues	$23,712	$3,221	$20,491	$18,155	$5,557	30.6%	$2,336	12.9%

     The following information discusses the material changes in non-freight revenues on existing North American operations.
     Railcar switching revenues increased $800,000 on existing North American operations, primarily in our Rail Link Region due to new customers and volume and rate increases at existing customers.
     Demurrage and storage revenues increased $500,000 on existing North American operations, primarily in our Canada and Rail Link Regions due mainly to carload increases.
     Other operating income increased $1.0 million on existing North American operations primarily due to increased terminal services in our Mexico Region and increased volumes at a transloading facility in our Illinois Region.

North American Operating Expenses
Overview
     North American operating expenses were $76.7 million in the quarter ended June 30, 2005, compared to $60.5 million in the quarter ended June 30, 2004, an increase of $16.2 million, or 26.9%. The increase was attributable to $2.8 million, $2.2 million, $700,000 and $300,000 from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $10.2 million on existing North American operations.
Operating Ratios
     Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 82.7% in the quarter ended June 30, 2005, from 81.7% in the quarter ended June 30, 2004.
     The following table sets forth a comparison of our North American operating expenses for the quarters ended June 30, 2005 and 2004:
Operating Expense Comparison
Three Months Ended June 30, 2005 and 2004

	2005		2004
		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues
	(Dollars in thousands)
Labor and benefits	$29,570	31.9%	$24,950	33.7%
Equipment rents	8,115	8.8%	6,334	8.6%
Purchased services	6,065	6.5%	4,498	6.1%
Depreciation and amortization	5,669	6.1%	4,754	6.4%
Diesel fuel	8,877	9.6%	5,646	7.6%
Casualties and insurance	5,502	5.9%	3,653	4.9%
Materials	4,820	5.2%	3,611	4.9%
Net gain on sale and impairment of assets	68	0.1%	—	0.0%
Other expenses	8,036	8.6%	7,035	9.5%

Total operating expenses	$76,722	82.7%	$60,481	81.7%

     Labor and benefits expense was $29.6 million in the quarter ended June 30, 2005, compared to $25.0 million in the quarter ended June 30, 2004, an increase of $4.6 million, or 18.5%. The increase was attributable to $1.6 million in labor and benefits expense from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $3.0 million from existing operations. The increase from existing operations was due to increased man-hours resulting from higher freight shipments and regular wage and benefit increases. As a percentage of total revenues, labor and benefits decreased in 2005 to 31.9% from 33.7% in 2004.
     Equipment rents were $8.1 million in the quarter ended June 30, 2005, compared to $6.3 million in the quarter ended June 30, 2004, an increase of $1.8 million or 28.1%. The increase was attributable to $800,000 in equipment rents from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.0 million from existing operations primarily due to car hire expense from increased freight shipments. As a percentage of total revenues, equipment rents increased in 2005 to 8.8% from 8.6% in 2004.

     Purchased services were $6.1 million in the quarter ended June 30, 2005, compared to $4.5 million in the quarter ended June 30, 2004, an increase of $1.6 million or 34.8%. The increase was attributable to $600,000 in purchased services from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.0 million from existing operations primarily due to the provision of terminal services in our Mexico Region. As a percentage of total revenues, purchased services increased in 2005 to 6.5% from 6.1% in 2004.
     Depreciation and amortization expense was $5.7 million in the quarter ended June 30, 2005, compared to $4.8 million in the quarter ended June 30, 2004, an increase of $900,000 or 19.2%. The increase was attributable to $700,000 in depreciation and amortization from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $200,000 from existing operations. As a percentage of total revenues, depreciation and amortization decreased in 2005 to 6.1% from 6.4% in 2004.
     Diesel fuel expense was $8.9 million in the quarter ended June 30, 2005, compared to $5.7 million in the quarter ended June 30, 2004, an increase of $3.2 million or 57.2%. The increase was attributable to $500,000 in diesel fuel from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $2.7 million on existing operations of which $2.3 million was due to a 35.7% increase in the average price per gallon. As a percentage of total revenues, diesel fuel increased in 2005 to 9.6% from 7.6% in 2004.
     Casualties and insurance expense was $5.5 million in the quarter ended June 30, 2005, compared to $3.7 million in the quarter ended June 30, 2004, an increase of $1.8 million or 50.6%. The increase was attributable to $200,000 in casualties and insurance from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.6 million from existing operations due to a $1.1 million increase in derailment expense primarily in our Canada and Mexico Regions and a $700,000 increase in FELA and third party claims, offset by a $200,000 decrease on all other casualties and insurance expense. As a percentage of total revenues, casualties and insurance increased in 2005 to 5.9% from 4.9% in 2004.
     Materials expense was $4.8 million in the quarter ended June 30, 2005, compared to $3.6 million in the quarter ended June 30, 2004, an increase of $1.2 million or 33.5%. The increase was attributable to $400,000 in material from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $800,000 on existing operations primarily in our Canada Region due to increased track and equipment maintenance and the strengthening of the Canadian dollar compared to the U.S. dollar. As a percentage of total revenues, materials increased in 2005 to 5.2% from 4.9% in 2004.
     All other expenses combined were $8.1 million in the quarter ended June 30, 2005, compared to $7.0 million in the quarter ended June 30, 2004, an increase of $1.1 million or 15.2%. The increase was attributable to $1.1 million from Rail Partners, TZPR, Savannah Wharf and FCRD operations of which $800,000 is property lease expense on TZPR. As a percentage of total revenues, all other expenses decreased in 2005 to 8.7% from 9.5% in 2004.
Interest Expense
     Interest expense was $2.8 million in the quarter ended June 30, 2005 compared to $2.3 million in the quarter ended June 30, 2004, an increase of $500,000, or 24.3%, primarily due to higher outstanding debt resulting from the June 1, 2005 acquisition of Rail Partners.
Other Income (Expense), Net
     Other expense, net in the quarter ended June 30, 2005, was $500,000 compared to other income of $200,000 in the quarter ended June 30, 2004, a decrease of $700,000.

The decrease is primarily due to a non-cash exchange rate translation loss of $700,000 on U.S. dollar-denominated debt held in Mexico.
Income Taxes
     Our effective income tax rate in the quarter ended June 30, 2005, was 30.2% compared to 37.7% in the quarter ended June 30, 2004. The decrease was primarily attributable to an income tax credit enacted as part of the American Jobs Creation Act of 2004 that reduced tax expense by approximately $2.0 million. The legislation provides for a credit against U.S. income taxes for track maintenance expenditures incurred from January 1, 2005 through December 31, 2007. The credit is equal to 50% of qualifying expenditures and is limited to $3,500 multiplied by the number of miles of U.S. railroad track we own or lease.
Equity in Net Income of International Affiliates
     Equity earnings of international affiliates were $2.5 million in the quarter ended June 30, 2005, compared to $3.7 million in the quarter ended June 30, 2004, a decrease of $1.2 million. Equity earnings in the quarter ended June 30, 2005, consisted of $2.3 million from Australian Railroad Group and $200,000 from South American affiliates. Equity earnings in the quarter ended June 30, 2004, consisted of $3.5 million from Australian Railroad Group and $200,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.
Net Income and Earnings Per Share
     Net income in the quarter ended June 30, 2005 was $11.4 million compared to net income of $10.8 million in the quarter ended June 30, 2004, an increase of $600,000 or 4.9%. The increase in net income was the result of an increase in North American operations of $1.8 million, offset by a decrease in equity in net income of international affiliates of $1.2 million.
     Basic Earnings Per Share increased by $0.02, or 4.5%, to $0.46 in the quarter ended June 30, 2005, from $0.44 in the quarter ended June 30, 2004. Diluted Earnings Per Share increased by $0.02, or 5.1%, to $0.41 in the quarter ended June 30, 2005 from $0.39 in the quarter ended June 30, 2004. Weighted average shares for basic and diluted were 24.5 million and 27.7 million, respectively, in the quarter ended June 30, 2005, compared to 24.2 million and 27.5 million, respectively, in the quarter ended June 30, 2004.
Supplemental Information – Australian Railroad Group
     ARG is owned 50% by us and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the quarter ended June 30, 2005, was 6.6% more favorable than the rate for the quarter ended June 30, 2004, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.
     In the quarters ended June 30, 2005 and 2004, we recorded $2.3 million and $3.5 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2005 and 2004.

ARG Freight Revenues
Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Three Months Ended June 30, 2005 and 2004

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload
		% of		% of		% of		% of
Commodity Group	2005	Total	2004	Total	2005	Total	2004	Total	2005	2004
	(U.S. dollars in thousands, except average per carload)
Grain	$18,248	26.9%	$25,670	37.9%	45,549	19.2%	69,661	28.1%	$401	$368
Other Ores and Minerals	15,070	22.2%	14,055	20.7%	26,225	11.0%	25,657	10.4%	575	548
Iron Ore	14,587	21.5%	10,872	16.0%	56,944	24.0%	51,050	20.6%	256	213
Alumina	5,400	8.0%	4,733	7.0%	39,309	16.6%	39,720	16.0%	137	119
Bauxite	3,767	5.5%	2,920	4.3%	36,232	15.3%	30,034	12.1%	104	97
Hook and Pull (Haulage)	1,147	1.7%	451	0.7%	1,544	0.6%	2,521	1.0%	743	179
Gypsum	1,188	1.8%	903	1.3%	12,563	5.3%	12,614	5.1%	95	72
Other	8,442	12.4%	8,169	12.1%	18,987	8.0%	16,629	6.7%	445	491

Total	$67,849	100.0%	$67,773	100.0%	237,353	100.0%	247,886	100.0%	286	273

     ARG’s freight revenues were $67.8 million in the quarters ended June 30, 2005 and 2004. In local currency, freight revenues decreased 6.8% in the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004.
     Total ARG carloads were 237,353 in the quarter ended June 30, 2005, compared to 247,886 in the quarter ended June 30, 2004, a decrease of 10,533, or 4.2%. The net decline of 10,533 carloads resulted primarily from a decrease in grain of 24,112 carloads due to smaller grain harvests in Western Australia and South Australia and shipping delays associated with the export of grain. There was also a decrease in hook and pull (haulage traffic) of 977 carloads due to cessation of hay service in South Australia in July 2004. These declines were partially offset by an increase in bauxite of 6,198 carloads and an increase in iron ore of 5,894 carloads due to the expansion of customer production facilities in Western Australia. All other commodities combined increased 2,464 carloads. Average freight revenues per carload increased from $273 to $286. In local currency, the average revenue per carload decreased 2.6% due principally to the change of mix in business.
ARG Non-Freight Revenues
     ARG’s non-freight revenues were $18.2 million in the quarter ended June 30, 2005, compared to $13.9 million in the quarter ended June 30, 2004, an increase of $4.3 million or 30.5%. In local currency, non-freight revenues increased 21.0% in the quarter ended June 30, 2005, compared to the quarter ended June 30, 2004. The $4.2 million increase in non-freight revenues was primarily attributable to an increase in third party track access fees, higher fuel sales to third parties, and a higher level of track and crossing work carried out for third parties. The following table compares ARG’s non-freight revenues for the quarters ended June 30, 2005 and 2004:

Australian Railroad Group
Non-Freight Revenues Comparison
Three Months Ended June 30, 2005 and 2004

		% of		% of
	2005	Total	2004	Total
	(U.S. dollars in thousands)
Third party track access fees	$5,154	28.3%	$4,268	30.5%
Alice Springs to Darwin Line	1,712	9.4%	1,574	11.3%
Other operating income	11,326	62.3%	8,102	58.2%

Total non-freight revenues	$18,192	100.0%	$13,944	100.0%

ARG Operating Expenses
     ARG’s operating expenses were $72.5 million in the quarter ended June 30, 2005, compared to $65.3 million in the quarter ended June 30, 2004, an increase of $7.2 million, or 11.0%. The following table sets forth a comparison of ARG’s operating expenses in the quarters ended June 30, 2005 and 2004:
Australian Railroad Group
Operating Expense Comparison
Three Months Ended June 30, 2005 and 2004

	2005		2004
		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues
	(U.S. dollars in thousands)
Labor and benefits	$17,657	20.5%	$14,945	18.3%
Equipment rents	640	0.7%	821	1.0%
Purchased services	16,528	19.2%	20,263	24.8%
Depreciation and amortization	8,320	9.7%	6,383	7.8%
Diesel fuel used in operations	8,126	9.5%	5,871	7.2%
Diesel fuel for sales to third parties	6,046	7.0%	4,666	5.7%
Casualties and insurance	2,237	2.6%	1,339	1.6%
Materials	3,499	4.1%	3,549	4.3%
Net loss (gain) on sale and impairment of assets	8	0.0%	(13)	0.0%
Other expenses	9,391	10.9%	7,433	9.2%

Total operating expenses	$72,452	84.2%	$65,257	79.9%

     Labor and benefits expense as a percentage of revenues increased to 20.5% in the quarter ended June 30, 2005, compared to 18.3% in the quarter ended June 30, 2004. In local currency, labor and benefits increased 10.0% in 2005 compared to 2004. The increase was primarily due to an increase in employee costs associated with a switch of locomotive maintenance work from external contractors to in-house employees, an increase in employee wages in all States, and the hiring and training of new locomotive drivers.
     Purchased services decreased to 19.2% of revenues in the quarter ended June 30, 2005, compared to 24.8% of revenues in the quarter ended June 30, 2004. In local currency, purchased services decreased 24.3% in 2005 compared to 2004. The decrease was due to a switch of locomotive maintenance work from external contractors to in-house employees, a decrease in the average number of contract locomotive drivers by 55 individuals compared with 2004, and a reduction in grain transfer costs.

     Depreciation and amortization expense as a percentage of revenues, increased to 9.7% in the quarter ended June 30, 2005, compared to 7.8% in the quarter ended June 30, 2004. In local currency, depreciation and amortization increased 21.2% in 2005 compared to 2004. The increase was primarily due to higher depreciation related to an increase in capital expenditures.
     Diesel fuel used in operations increased to 9.5% of revenues in the quarter ended June 30, 2005, compared to 7.2% of revenues in the quarter ended June 30, 2004. In local currency, the cost of fuel used in operations increased 28.0% in 2005 compared to 2004 due to a 39.9% increase in fuel prices partially offset by a 7.9% reduction in fuel consumed due to lower freight traffic.
     Diesel fuel sold to third parties increased to 7.0% of revenues in the quarter ended June 30, 2005, compared to 5.7% of revenues in the quarter ended June 30, 2004. In local currency, the cost of diesel fuel sold to third parties increased 21.1% in 2005 compared to 2004. The increase was due to an increase in fuel prices.
     Casualties and insurance increased to 2.6% of revenues in the quarter ended June 30, 2005, compared to 1.6% of revenues in the quarter ended June 30, 2004. In local currency, casualties and insurance increased 55.3% in 2005 compared to 2004. The increase was due to damage caused to track and structures by heavy rains in southwest Western Australia and additional restoration costs related to two derailments which occurred near Koolyanobbing, Western Australia in January 2005.
     Materials expense as a percentage of revenues decreased to 4.1% in the quarter ended June 30, 2005, compared to 4.3% in the quarter ended June 30, 2004. In local currency, materials expense decreased 8.5% in 2005 compared to 2004. The decrease was due to lower track related materials usage.
     Other expenses as a percentage of revenues increased to 10.9% in the quarter ended June 30, 2005, compared to 9.2% in the quarter ended June 30, 2004. In local currency, other expenses increased 17.2% in 2005 compared to 2004. The increase was primarily due to an increase in track and crossing work performed for third parties.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
North American Operating Revenues
     Overview
     Operating revenues (which exclude revenues from our equity investments) were $176.8 million in the six months ended June 30, 2005, compared to $146.5 million in the six months ended June 30, 2004, an increase of $30.4 million or 20.7%. The $30.3 million increase in operating revenues consisted of $5.0 million, $5.3 million, $900,000 and $1.0 million in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $18.1 million, or 12.4%, in revenues on existing North American operations. The following table sets forth operating revenues by acquisitions and existing operations for the six months ended June 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in		Existing
	Operations	Operations	Operations	Operations	Total Operations		Operations
	$	$	$	$	$	%	$	%

Freight revenues	$132,164	$7,426	$124,738	$110,717	$21,447	19.4%	$14,021	12.7%

Non-freight revenues	44,660	4,845	39,815	35,747	8,913	24.9%	4,068	11.4%

Total operating revenues	$176,824	$12,271	$164,553	$146,464	$30,360	20.7%	$18,089	12.4%

     The $21.4 million increase in freight revenues consisted of $3.6 million, $3.0 million and $800,000 in freight revenues from Rail Partners, TZPR and FCRD operations, respectively, and $14.0 million in freight revenues on existing North American operations. The $9.0 million increase in non-freight revenues consisted of $1.4 million, $2.2 million, $100,000 and $1.1 million in non-freight revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and $4.1 million in non-freight revenues on existing North American operations.
     The following table compares North American freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2005 and 2004:

Freight Revenues and Carloads Comparison by Commodity Group
Six Months Ended June 30, 2005 and 2004

									Average
									Freight
									Revenues
	Freight Revenues				Carloads				Per Carload
	(Dollars in thousands, except average per car)
		% of		% of		% of		% of
Commodity Group	2005	Total	2004	Total	2005	Total	2004	Total	2005	2004
Coal, Coke & Ores	$25,412	19.2%	$22,799	20.6%	95,644	27.6%	93,301	30.2%	$266	$244
Pulp & Paper	25,011	18.9%	19,290	17.4%	56,095	16.2%	46,190	15.0%	446	418
Lumber & Forest Products	16,352	12.4%	12,165	11.0%	45,487	13.1%	37,462	12.1%	359	325
Petroleum Products	13,706	10.4%	12,448	11.2%	17,513	5.1%	16,495	5.3%	783	755
Metals	13,342	10.1%	11,105	10.0%	37,919	10.9%	35,368	11.5%	352	314
Minerals & Stone	12,826	9.7%	10,829	9.8%	31,789	9.2%	28,393	9.2%	403	381
Chemicals & Plastics	9,922	7.5%	7,975	7.2%	19,073	5.5%	15,276	4.9%	520	522
Farm & Food Products	8,448	6.4%	7,739	7.0%	24,407	7.0%	18,366	6.0%	346	421
Autos & Auto Parts	3,883	2.9%	3,596	3.2%	8,208	2.4%	8,410	2.7%	473	428
Intermodal	998	0.8%	1,182	1.1%	2,298	0.7%	3,100	1.0%	434	381
Other	2,264	1.7%	1,589	1.5%	7,996	2.3%	6,309	2.1%	283	252

Total	$132,164	100.0%	$110,717	100.0%	346,429	100.0%	308,670	100.0%	382	359

     The following table sets forth freight revenues by acquisitions and existing operations for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in Total		Existing
Freight revenues	Operations	Operations	Operations	Operations	Operations		Operations
	$	$	$	$	$	%	$	%

Coal, Coke & Ores	$25,412	$855	$24,557	$22,799	$2,613	11.5%	$1,758	7.7%
Pulp & Paper	25,011	1,711	23,300	19,290	5,721	29.7%	4,010	20.8%
Lumber & Forest Products	16,352	781	15,571	12,165	4,187	34.4%	3,406	28.0%
Petroleum Products	13,706	226	13,480	12,448	1,258	10.1%	1,032	8.3%
Metals	13,342	891	12,451	11,105	2,237	20.1%	1,346	12.1%
Minerals & Stone	12,826	507	12,319	10,829	1,997	18.4%	1,490	13.8%
Chemicals & Plastics	9,922	783	9,139	7,975	1,947	24.4%	1,164	14.6%
Farm & Food Products	8,448	1,349	7,099	7,739	709	9.2%	(640)	-8.3%
Autos & Auto Parts	3,883	17	3,866	3,596	287	8.0%	270	7.5%
Intermodal	998	—	998	1,182	(184)	-15.6%	(184)	-15.6%
Other	2,264	306	1,958	1,589	675	42.5%	369	23.2%

Total freight revenues	$132,164	$7,426	$124,738	$110,717	$21,447	19.4%	$14,021	12.7%

     The following information discusses the material changes in commodity groups on existing North American freight revenues.
     Coal, coke and ores revenues increased on existing North American operations by $1.8 million, primarily from hauling carloads of coal for electricity generating facilities.

     Pulp and paper revenues increased by $4.0 million on existing North American railroad operations, of which $2.6 million was from our Canada Region due to a combination of increased carloads, rate and fuel escalation increases and the strengthening of the Canadian dollar compared to the U.S. dollar, $800,000 was from our Rail Link Region due to increased carloads and $600,000 was from our New York-Pennsylvania and Oregon Regions.
     Lumber and forest products revenues increased by $3.4 million on existing North American operations, of which $1.8 million was from our Oregon Region, $900,000 was from our Rail Link Region and $700,000 was from our remaining Regions primarily due to increased carloads.
     Petroleum products revenue increased by $1.0 million on existing operations, of which $700,000 was from our Mexico Region and $200,000 was from our Canada Region due to increased carloads, and $200,000 was from our New York-Pennsylvania Regions, offset by a $100,000 decrease in all remaining Regions.
     Metals revenue increased by $1.3 million on existing operations, of which $700,000 was from our New York-Pennsylvania Region due to rate and fuel escalation increases, $500,000 was from our Canada Region and $100,000 was from a net increase in all remaining Regions.
     Minerals & stone revenue increased by $1.5 million on existing operations, of which $600,000 was from our Mexico Region and $300,000 was from our Rail Link Region due to increased carloads, and $600,000 was from a net increase in all remaining Regions.
     Chemicals & Plastics revenues increased by $1.1 million on existing operations, of which $700,000 was from our Canada Region and $400,000 was from a net increase in all remaining Regions.
     Total North American carloads were 346,429 in the six months ended June 30, 2005 compared to 308,670 in the six months ended June 30, 2004, an increase of 37,759 carloads or 12.2%. The increase consisted of 25,296 carloads from Rail Partners, TZPR and FCRD operations, and an increase of 12,463 carloads, or 4.0%, from existing operations.
     The overall average revenues per carload increased 6.4% to $382, in the six months ended June 30, 2005 compared to $359 per carload in the six months ended June 30, 2004 due to a combination of rate increases, fuel escalation pass-through clauses in transportation agreements and change in the mix of business.
Non-Freight Revenues
     North American non-freight revenues were $44.7 million in the six months ended June 30, 2005 compared to $35.7 million in the six months ended June 30, 2004, an increase of $9.0 million, or 24.9%. The $9.0 million increase in non-freight revenues consisted of $1.4 million, $2.2 million, $100,000 and $1.1 million in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $4.2 million, or 11.4%, in revenues on existing North American operations. The following table compares North American non-freight revenues for the six months ended June 30, 2005 and 2004:

North American
Non-Freight Revenues Comparison
Six Months Ended June 30, 2005 and 2004

		% of		% of
	2005	Total	2004	Total
	(Dollars in thousands)
Railcar switching	$22,476	50.3%	$18,632	52.1%
Car hire and rental income	6,869	15.4%	5,488	15.4%
Demurrage and storage	5,046	11.3%	3,132	8.8%
Car repair services	2,517	5.6%	2,825	7.9%
Other operating income	7,752	17.4%	5,670	15.8%

Total non-freight revenues	$44,660	100.0%	$35,747	100.0%

     The following table sets forth non-freight revenues by acquisitions and existing operations for the six months ended June 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
							Increase in
	Total	New	Existing	Total	Increase in Total		Existing
	Operations	Operations	Operations	Operations	Operations		Operations
	$	$	$	$	$	%	$	%

Railcar switching	$22,476	$1,661	$20,815	$18,632	$3,844	20.6%	$2,183	11.7%
Car hire and rental income	6,869	1,003	5,866	5,488	1,381	25.2%	378	6.9%
Demurrage and storage	5,046	715	4,331	3,132	1,914	61.1%	1,199	38.3%
Car repair services	2,517	45	2,472	2,825	(308)	-10.9%	(353)	-12.5%
Other operating income	7,752	923	6,829	5,670	2,082	36.7%	1,159	20.4%

Total non-freight revenues	$44,660	$4,347	$40,313	$35,747	$8,913	24.9%	$4,566	12.8%

     The following information discusses the material changes in non-freight revenues on existing North American operations.
     Railcar switching revenues increased $2.2 million on existing North American operations, primarily in our Rail Link and Mexico Regions due to a combination of new customers and volume and rate increases on existing customers.
     Demurrage and storage revenues increased $1.2 million on existing North American operations, primarily in our Rail Link, Canada and New York-Pennsylvania Regions due mainly to carload increases.
     Other operating income increased $1.2 million on existing North American operations, primarily due to increased terminal services in our Mexico Region and increased volumes at a transloading facility in our Illinois Region.
North American Operating Expenses
Overview
     North American operating expenses were $146.5 million in the six months ended June 30, 2005, compared to $121.3 million in the six months ended June 30, 2004, an increase of $25.2 million, or 20.1%. The increase was attributable to $8.6 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $16.6 million on existing North American operations.

Operating Ratios
     Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 82.9% in the six months ended June 30, 2005 from 82.8% in the six months ended June 30, 2004.
     The following table sets forth a comparison of our North American operating expenses for the six months ended June 30, 2005 and 2004:
Operating Expense Comparison
Six Months Ended June 30, 2005 and 2004

	2005		2004
		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues
		(Dollars in thousands)
Labor and benefits	$58,454	33.1%	$51,346	35.1%
Equipment rents	16,005	9.1%	13,215	9.0%
Purchased services	11,195	6.3%	8,779	6.0%
Depreciation and amortization	10,659	6.0%	9,484	6.5%
Diesel fuel	16,814	9.5%	11,291	7.7%
Casualties and insurance	9,134	5.2%	7,360	5.0%
Materials	9,028	5.1%	7,319	5.0%
Net gain (loss) on sale and impairment of assets	2	0.0%	(94)	(0.1%)
Other expenses	15,253	8.6%	12,624	8.6%

Total operating expenses	$146,544	82.9%	$121,324	82.8%

     Labor and benefits expense was $58.4 million in the six months ended June 30, 2005 compared to $51.3 million in the six months ended June 30, 2004, an increase of $7.1 million, or 13.8%. The increase was attributable to $2.4 million in labor and benefits expense from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $4.7 million from existing operations. The increase from existing operations was primarily due to increased man-hours resulting from higher freight shipments and regular wage and benefit increases. As a percentage of total revenues, labor and benefits decreased in 2005 to 33.1% from 35.1% in 2004.
     Equipment rents were $16.0 million in the six months ended June 30, 2005 compared to $13.2 million in the six months ended June 30, 2004, an increase of $2.8 million or 21.2%. The increase was attributable to $600,000 in equipment rents from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $2.2 million from existing operations primarily due to car hire expense from increased freight shipments. As a percentage of total revenues, equipment rents increased in 2005 to 9.1% from 9.0% in 2004.
     Purchased services were $11.2 million in the six months ended June 30, 2005 compared to $8.8 million in the six months ended June 30, 2004, an increase of $2.4 million or 27.5%. The increase was attributable to $700,000 in purchased services from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $1.7 million from existing operations of which approximately $1.0 million was due to terminal services in our Mexico Region. As a percentage of total revenues, purchased services increased in 2005 to 6.3% from 6.0% in 2004.
     Depreciation and amortization expense was $10.7 million in the six months ended June 30, 2005 compared to $9.5 million in the six months ended June 30, 2004, an increase of

$1.2 million or 12.4%. The increase was attributable to $700,000 in depreciation and amortization from Rail Partners, TZPR, Savannah Wharf and FCRD operations and an increase of $500,000 from existing operations. As a percentage of total revenues, depreciation and amortization decreased in 2005 to 6.0% from 6.5% in 2004.
     Diesel fuel expense was $16.8 million in the six months ended June 30, 2005 compared to $11.3 million in the six months ended June 30, 2004, an increase of $5.5 million or 48.9%. The increase was attributable to $600,000 from Rail Partners, TZPR, Savannah Wharf and FCRD operations and an increase of $4.9 million on existing operations of which $4.7 million was due to a 38.3% increase in the average price per gallon. As a percentage of total revenues, diesel fuel increased in 2005 to 9.5% from 7.7% in 2004.
     Casualties and insurance expense was $9.1 million in the six months ended June 30, 2005 compared to $7.4 million in the six months ended June 30, 2004, an increase of $1.8 million or 24.1%. The increase was attributable to $300,000 in casualties and insurance from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.5 million from existing operations primarily due to a $500,000 increase in derailment expense and a $1.2 million increase in FELA and third party claims, offset by a $200,000 decrease on all other casualties and insurance expense. As a percentage of total revenues, casualties and insurance increased in 2005 to 5.2% from 5.0% in 2004.
     Materials expense was $9.0 million in the six months ended June 30, 2005 compared to $7.3 million in the six months ended June 30, 2004, an increase of $1.7 million or 23.4%. The increase was attributable to $600,000 in material from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.1 million on existing operations of which $700,000 was in our Canada Region due to increased track and equipment maintenance and the strengthening of the Canadian dollar compared to the U.S. dollar. As a percentage of total revenues, materials increased in 2005 to 5.1% from 5.0% in 2004.
     All other expenses combined were $15.2 million in the six months ended June 30, 2005 compared to $12.5 million in the six months ended June 30, 2004, an increase of $2.7 million or 29.0%. The increase was attributable to $2.1 million from Rail Partners, TZPR, Savannah Wharf and FCRD operations and an increase of $600,000 on existing operations. As a percentage of total revenues, all other expenses increased in 2005 to 8.6% from 8.5% in 2004.
Interest Expense
     Interest expense was $4.9 million in the six months ended June 30, 2005 compared to $4.7 million in the six months ended June 30, 2004, an increase of $200,000, or 5.0%, primarily due to higher outstanding debt resulting from the June 1, 2005 acquisition of Rail Partners.
Other Income (Expense), Net
     Other expense, net in the six months ended June 30, 2005, was $400,000 compared to other income of $400,000 in the six months ended June 30, 2004, a decrease of $800,000. The decrease was primarily due to a non-cash exchange rate translation loss of $600,000 on U.S. dollar-denominated debt held in Mexico.
Income Taxes
     Our effective income tax rate in the six months ended June 30, 2005 was 30.3% compared to 38.3% in the six months ended June 30, 2004. The decrease was primarily attributable to an income tax credit enacted as part of the American Jobs Creation Act of 2004 which reduced tax expense by approximately $3.1 million. The legislation provides for a credit against U.S. income taxes for track maintenance expenditures incurred from January 1, 2005 through December 31, 2007. The credit is equal to 50% of qualifying expenditures and is limited to $3,500 multiplied by the number of miles of U.S. railroad track we own or lease.
Equity in Net Income of International Affiliates
     Equity earnings of international affiliates, net, were $4.9 million in the six months ended June 30, 2005, compared to $7.4 million in the six months ended June 30, 2004, a decrease of $2.5 million. Equity earnings in the six months ended June 30, 2005, consisted of $4.6 million from Australian Railroad Group and $300,000 from South American affiliates. Equity earnings in the six months ended June 30, 2004, consisted of $7.2 million from Australian Railroad Group and $200,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.
Net Income and Earnings Per Share
     Net income in the six months ended June 30, 2005 was $22.3 million compared to net income of $20.3 million in the six months ended June 30, 2004, an increase of $2.0 million or 9.7%. The increase in net income was the result of an increase in North American operations of $4.5 million, offset by a decrease in equity in net income of international affiliates of $2.5 million.
     Basic Earnings Per Share increased by $0.09, or 11.0%, to $0.91 in the six months ended June 30, 2005 from $0.82 in the six months ended June 30, 2004. Diluted Earnings Per Share increased by $0.08, or 11.1%, to $0.80 in the six months ended June 30, 2004 from $0.72 in the six months ended June 30, 2004. Weighted average shares for basic and diluted were 24.5 million and 27.7 million, respectively, in the six months ended June 30, 2005, compared to 24.1 million and 27.5 million, respectively, in the six months ended June 30, 2004.
Supplemental Information – Australian Railroad Group
     ARG is owned 50% by us and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the six months ended June 30, 2005 was 3.8% more favorable than the rate for the six months ended June 30, 2004, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.
     In the six months ended June 30, 2005 and 2004, we recorded $4.6 million and $7.2 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2005 and 2004.

ARG Freight Revenues
Australian Railroad Group Freight Revenues and Carloads by Commodity Group
Six Months Ended June 30, 2005 and 2004

									Average
									Freight
									Revenues
	Freight								Per
	Revenues				Carloads				Carload
	(U.S. dollars in thousands, except average per carload)
		% of		% of		% of		% of
Commodity Group	2005	Total	2004	Total	2005	Total	2004	Total	2005	2004
Grain	$40,362	29.4%	$51,931	37.4%	100,169	21.1%	136,224	27.5%	$403	$381
Other Ores and Minerals	30,647	22.3%	29,133	21.0%	52,905	11.1%	53,815	10.9%	579	541
Iron Ore	27,220	19.9%	22,334	16.1%	109,933	23.1%	101,529	20.5%	248	220
Alumina	10,960	8.0%	9,752	7.0%	79,370	16.7%	79,136	16.0%	138	123
Bauxite	7,429	5.4%	6,132	4.4%	70,202	14.8%	60,251	12.1%	106	102
Hook and Pull (Haulage)	1,485	1.1%	915	0.7%	2,229	0.5%	5,297	1.1%	666	173
Gypsum	2,176	1.6%	1,911	1.4%	23,719	5.0%	25,407	5.1%	92	75
Other	16,909	12.3%	16,605	12.0%	36,795	7.7%	33,822	6.8%	460	491

Total	$137,188	100.0%	$138,713	100.0%	475,322	100.0%	495,481	100.0%	289	280

     ARG’s freight revenues were $137.2 million in the six months ended June 30, 2005, compared to $138.7 million in the six months ended June 30, 2004, a decrease of $1.5 million or 1.1%. In local currency, freight revenues decreased 5.4% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.
     Total ARG carloads were 475,322 in the six months ended June 30, 2005, compared to 495,481 in the six months ended June 30, 2004, a decrease of 20,159, or 4.1%. The net decrease of 20,159 carloads resulted primarily from decreases in grain of 36,055 car loads due to smaller grain harvests in Western Australia and South Australia and shipping delays associated with the export of grain, a decrease in hook and pull (haulage traffic) of 3,068 carloads due to cessation of hay service in South Australia in July 2004, and a decrease in gypsum of 1,688 carloads due to lower customer volume requirements. These declines were partially offset by an increase in bauxite of 9,951 carloads and an increase in iron ore of 8,404 carloads due to increased customer production in Western Australia. All other commodities combined increased 2,297 carloads. Average freight revenues per carload increased from $280 to $289. In local currency, the average revenue per carload decreased 1.4% due principally to the change in mix of business.
     ARG’s non-freight revenues were $33.2 million in the six months ended June 30, 2005, compared to $25.4 million in the six months ended June 30, 2004, an increase of $7.9 million or 31.1%. In local currency, non-freight revenues increased 24.6% in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The $7.9 million increase in non-freight revenues was primarily attributable to an increase in diesel fuel sales to third parties, an increase in third party track access fees and a higher level of track and crossing work for third parties. The following table compares ARG’s non-freight revenues for the six months ended June 30, 2005 and 2004:

Australian Railroad Group
Non-Freight Revenues Comparison
Six Months Ended June 30, 2005 and 2004

		% of		% of
	2005	Total	2004	Total
	(U.S. dollars in thousands)
Third party track access fees	$9,777	29.4%	$8,481	33.4%
Alice Springs to Darwin Line	3,325	10.0%	3,187	12.6%
Other operating income	20,130	60.6%	13,689	54.0%

Total non-freight revenues	$33,232	100.0%	$25,357	100.0%

ARG Operating Expenses
     ARG’s operating expenses were $143.0 million in the six months ended June 30, 2005, compared to $130.0 million in the six months ended June 30, 2004, an increase of $13.0 million, or 10.0%. The following table sets forth a comparison of ARG’s operating expenses in the six months ended June 30, 2005 and 2004:
Australian Railroad Group
Operating Expense Comparison
Six Months Ended June 30, 2005 and 2004

	2005		2004
		Percent of		Percent of
		Operating		Operating
	$	Revenues	$	Revenues
		(U.S. dollars in thousands)
Labor and benefits	$34,761	20.4%	$29,201	17.8%
Equipment rents	1,523	0.9%	1,531	0.9%
Purchased services	33,898	19.9%	39,325	24.0%
Depreciation and amortization	15,922	9.3%	13,097	8.0%
Diesel fuel used in operations	15,345	9.0%	12,026	7.3%
Diesel fuel for sales to third parties	11,756	6.9%	8,164	5.0%
Casualties and insurance	6,866	4.0%	4,798	2.9%
Materials	7,150	4.2%	6,852	4.2%
Net (gain) loss on sale and impairment of assets	(319)	(0.2%)	471	0.3%
Other expenses	16,127	9.5%	14,505	8.8%

Total operating expenses	$143,029	83.9%	$129,970	79.2%

     Labor and benefits expense as a percentage of revenues increased to 20.4% in the six months ended June 30, 2005, compared to 17.8% in the six months ended June 30, 2004. In local currency, labor and benefits increased 13.8% in 2005 compared to 2004. The increase was primarily due to an increase in employee costs associated with a switch of locomotive maintenance work from external contractors to in-house employees, an increase in employee wages in all States, and the hiring and training of new locomotive drivers.
     Purchased services decreased to 19.9% of revenues in the six months ended June 30, 2005, compared to 24.0% of revenues in the six months ended June 30, 2004. In local currency, purchased services decreased 17.8% in 2005 compared to 2004. The decrease was due to a switch of locomotive maintenance work from external contractors to in-house employees, a decrease in the average number of contract drivers by 39 individuals compared with 2004, and a reduction in grain transfer costs.

     Depreciation and amortization expense as a percentage of revenues, increased to 9.3% in the six months ended June 30, 2005, compared to 8.0% in the six months ended June 30, 2004. In local currency, depreciation and amortization increased 16.3% in 2005 compared to 2004. The increase was due to higher depreciation related to an increase in capital expenditures.
     Diesel fuel used in operations increased to 9.0% of revenues in the six months ended June 30, 2005, compared to 7.3% of revenues in the six months ended June 30, 2004. In local currency, the cost of fuel used in operations increased 21.6% in 2005 compared to 2004 due to a 32.9% increase in fuel prices partially offset by a 7.7% reduction in fuel consumed due to lower freight traffic.
     Diesel fuel sold to third parties increased to 6.9% of revenues in the six months ended June 30, 2005, compared to 5.0% of revenues in the six months ended June 30, 2004. In local currency, the cost of diesel fuel sold to third parties increased 37.3% in 2005 compared to 2004. The increase was due to an increase in the volume of fuel sales to third parties and an increase in fuel prices.
     Casualties and insurance increased to 4.0% of revenues in the six months ended June 30, 2005, compared to 2.9% of revenues in the six months ended June 30, 2004. In local currency, casualties and insurance increased 38.1% in 2005 compared to 2004. The increase was due to two major derailments in Western Australia near Kalgoorlie and flood damage to track and structures in southwest Western Australia.
     Materials expense as a percentage of revenues was unchanged at 4.2% in the six months ended June 30, 2005 and 2004. In local currency, materials expense decreased 0.6% in 2005 compared to 2004.
     Other expenses as a percentage of revenues increased to 9.5% in the six months ended June 30, 2005, compared to 8.8% in the six months ended June 30, 2004. In local currency, other expenses increased 6.0% in 2005 compared to 2004. The increase was due to a higher level of track and crossing work for third parties.
North American Liquidity and Capital Resources
     During the six months ended June 30, 2005, we generated cash from operations of $39.4 million, paid $238.2 million, net of $4.9 million in cash received, for the acquisition of Rail Partners, invested $11.5 million in capital assets (net of $3.2 million in state grants for track rehabilitation and construction), received $600,000 in cash from unconsolidated affiliates and received $1.5 million in proceeds from employee stock purchases. We paid $1.6 million in debt issuance costs, and had a net increase in debt of $213.7 million during this same period primarily from borrowings of $243.0 million to fund the acquisition of Rail Partners, offset by using cash provided by operations of $29.3 million to reduce debt.
     During the six months ended June 30, 2004 the Company generated cash flow from operating activities of $30.7 million, invested $11.6 million in capital assets (net of $1.6 million in state grant funds received for track rehabilitation and construction) and received $1.9 million in proceeds from employee stock purchases. The Company paid $400,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and reduced its debt by $23.1 million during this same period primarily by using cash provided by operations.
     We have budgeted approximately $29.5 million in capital expenditures in 2005, of which $23.7 million is for track rehabilitation, including the completion of the Homer City Branch, and $5.8 million is for equipment.
     At June 30, 2005 we had long-term debt, including current portion, totaling $346.6 million, which comprised 48.7% of our total capitalization. At December 31, 2004 we had long-term debt, including current portion, totaling $132.2 million, which comprised 27.9% of our total capitalization.
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
U.S. Credit Facilities and Private Placement Debt
     On July 26, 2005, we completed a private placement of $100.0 million 10-Year senior notes and $25.0 million floating rate 7-Year senior notes. The senior notes are unsecured but are guaranteed by substantially all of our U.S. subsidiaries. The $100.0 million senior notes bear interest at 5.36%, and the $25.0 million floating rate notes have a borrowing rate of LIBOR plus 0.70% and had an interest rate of 4.35% as of the July 26, 2005 closing date. We used the proceeds of the senior notes to repay the $125.0 million 10-Year Floating Rate Notes issued in connection with the acquisition of Rail Partners.
     On June 1, 2005, in conjunction with the acquisition of Rail Partners, we expanded the size of our senior revolving credit facility from $150.0 million to $225.0 million and completed a private placement of $125.0 million 10-Year Senior Floating Rate Notes. The acquisition was funded through a $118.0 million draw under the senior revolving credit facility at an initial borrowing rate of LIBOR plus 1.375% and the $125.0 million of Senior Notes at an initial borrowing rate of LIBOR plus 0.85%.
     As of June 30, 2005, our $225.0 million revolving loan, which matures in 2010, consisted of $95.5 million of outstanding debt, a letter of credit guarantee of $75,000 and $128.8 million of unused borrowing capacity. See Note 9 of our Form 10-K for the year ended 2004 for additional information regarding our credit facilities.
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
     Under the amended terms, principal payments under Servicios’ six promissory notes payable (“Notes”) were reduced and maturity dates were extended by three years. In addition, amounts held in escrow for the benefit of IFC and FMO (approximately $574,000) were released to prepay a portion of the loans. As of June 30, 2005, the aggregate amount outstanding on the Notes totaled $17.0 million, with variable interest rates based on LIBOR plus 3.5 percentage points for the original term of the debt through 2007 with an increase to LIBOR plus 4.0 percentage points for the extended term of the debt. Two of the Notes, aggregating to $10.2 million, have a six year remaining term with combined semi-annual principal payments of $784,000 which began March 15, 2005, and continue through the maturity date of September 15, 2011. The third Note, in the amount of $6.8 million, has a seven year remaining term with semi-annual principal payments of $455,000 which began March 15, 2005, and continues through the maturity date of September 15, 2012.
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
     Under the original loan agreements for $27.5 million of debt, we were obligated to provide up to $8.0 million of funding to our Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes. The investment phase consisted of achieving several obligations related to capital investments, operating performance and management systems and controls. Thereafter, we were obligated to provide up to $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project, which consisted of achieving several financial performance thresholds. Prior to the amendment, we had advanced $2.5 million of our $8.0 million obligation and the project was still in the investment phase. The amended agreements eliminate our obligations to provide additional funding under those terms and instead obligate us to provide up to $8.9 million to Servicios (in addition to the $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations. To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the amended agreements as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess.
     In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to us. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012.
Mexican Fuel Tax Credits
     In 2002 FCCM could apply diesel fuel tax credits it generated to income taxes, payroll taxes, asset taxes and value added taxes, and it utilized approximately $3.3 million in such fuel tax credits. Effective January 2003, a ruling issued by the tax authorities limited the application of diesel fuel tax credits to income and asset tax related obligations only, excluding payroll taxes and value added taxes. Effective January 2005, as a result of new tax legislation, FCCM is again permitted to apply diesel fuel tax credits it generates to all of its federal tax obligations, including income taxes, asset taxes, payroll taxes and value added taxes. While the new legislation is a favorable development, under the fuel tax formula at current high diesel fuel prices, FCCM is paying little or no fuel taxes and therefore is not generating any significant diesel fuel tax credits. FCCM has utilized all the fuel tax credits it generated in 2004 and the small amount of fuel tax credits it has generated in 2005.
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
     The following table sets forth the reconciliation for Net Cash Provided by Operating Activities to Free Cash Flow:

	Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Net cash provided by operating activities	$39,357	$30,711
Net cash used in investing activities	(248,792)	(11,267)
Cash used for acquisitions	238,204	—

Free cash flow	$28,769	$19,444

     Impact of Foreign Currencies on Operating Revenues – In the six months ending June 30, 2005, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

	Six Months Ended June 30,
	2005			2004
		Currency	Revenue
	As Reported	Translation Impact	Less Currency Impact	As Reported
	(Dollars in thousands)
U.S. Operating Revenues	$133,519	n/a	$133,519	$109,742
Canada Operating Revenues	25,600	$2,538	23,062	21,443
Mexico Operating Revenues	17,705	157	17,548	15,279

Total Operating Revenues	$176,824	$2,695	$174,129	$146,464

Supplemental Information - Australian Railroad Group
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

	Six Months Ended
	June 30,
	2005	2004
	(U.S. dollars in thousands)
Net cash provided by operating activities	$14,901	$30,692
Net cash used in investing activities	(28,609)	(22,048)

Free cash flow	$(13,708)	$8,644

     Impact of Foreign Currency on ARG’s Operating Revenues and Net Income – As of June 30, 2005, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:

	Six Months Ended June 30,
	2005			2004
		Currency	Less
		Translation	Currency
	As Reported	Impact	Impact	As Reported
		(U.S. dollars in thousands)
Operating Revenues	$170,420	$7,535	$162,885	$164,070

Net Income	$9,143	$333	$8,810	$14,432

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     During 2004, 2003 and 2002, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At June 30, 2005 and December 31, 2004, the notional amount under these agreements was $30.2 million and $32.8 million, respectively, and the fair value of these interest rate swaps was negative $995,000 and negative $1.1 million, respectively.
     During 2005 and 2004, we entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2005. The remaining options, which expire September 2005 and March 2006, respectively, gives us the right to sell Mexican Pesos for U.S. Dollars at exchange rates of 12.68 and 13.64 Mexican Pesos to the U.S. Dollar, respectively. We paid up-front premiums of $20,000 for the options in the quarter ended March 31, 2005. At June 30, 2005, the notional amount under exchange rate options was $3.6 million and the fair value was approximately $0.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Legal Proceedings – On March 31, 2004, Messrs. Chambers and Wheeler filed a complaint against Genesee & Wyoming Inc. in the Chancery Court of Delaware. The complaint relates to the sale by the plaintiffs in April 1999 to us of their ownership interests in certain of our Canadian operations. Under the terms of the purchase agreement, among other things, the plaintiffs were granted options to purchase up to 270,000 shares of our Class A Common Stock at an exercise price of $2.56 per share if certain of our Canadian operations had achieved certain financial performance targets in any annual period between 1999 and 2003. The complaint alleges that these financial performance targets have been met, and the plaintiffs are seeking, among other things, a declaratory judgment that the options granted under the purchase agreement have vested and are exercisable. We believe the claim is without merit, and we intend to vigorously defend this lawsuit. On January 5, 2005 the plaintiffs filed a motion for summary judgment. On March 15, 2005, we filed our own motion for summary judgment. The Delaware Chancery Court held oral arguments on the cross motions on May 24, 2005. Following the argument, the Court ordered additional discovery and briefing, which has been completed. We are currently awaiting the Court’s decision on the summary judgment motions.
     In addition, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible that some of the foregoing matters may be resolved at a cost greater than that provided for, it is the opinion of management that the ultimate liability, if any, will not be material to our operating results, financial position or liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities for the period covered by this Form 10-Q.

ITEM 2(c). ISSUER PURCHASES OF EQUITY SECURITIES
     On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of June 30, 2005, 11,500 shares of our common stock had been repurchased under this plan. The additional 4,177 shares of our common stock acquired by us result from employees using owned shares of our stock to cover the price of stock options they exercised during the period.

				(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value)
			Units)	of Shares (or
			Purchased as	Units) that
	(a) Total		Part of	May Yet Be
	Number of	(b) Average	Publicly	Purchased
	Shares (or	Price Paid	Announced	Under the
	Units)	per Share (or	Plans or	Plans or
2005	Purchased	Unit)	Programs	Programs

Beginning Balance March 31, 2005	14,309	$23.41	11,500	988,500

April 1 to April 30	—	—	—	988,500

May 1 to May 31	1,368	$24.31	—	988,500

June 1 to June 30	—	—	—	988,500

Total	15,677	$23.52	11,500	988,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 18, 2005, the Stockholders of the Company voted on the following proposals at the Annual Meeting:
Proposal 1: To elect two directors to serve for a three-year term expiring in 2008:

	For	Authority Withheld
Mortimer B. Fuller III	48,661,808	651,504
Robert M. Melzer	49,015,637	297,675
The other directors, whose terms of office continued after the meeting, are Louis S. Fuller, Philip J. Ringo, Peter O. Scannell, Mark A, Scudder, and Hon. M. Douglas Young, P.C.

Proposal 2: To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005:

For	49,228,177
Against	79,204
Abstain	5,931
ITEM 5. OTHER INFORMATION - NONE
ITEM 6. EXHIBITS
(A). EXHIBITS - SEE INDEX TO EXHIBITS
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

GENESEE & WYOMING INC.

Date: August 9, 2005		By: /s/ Timothy J. Gallagher

	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: August 9, 2005		By: /s/ James M. Andres

	Name:	James M. Andres
	Title:	Chief Accounting Officer and Global Controller