Form 10-Q
period 2005-09-30
GENESEE & WYOMING INC
filed 2005-11-09
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarter ended September 30, 2005

Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  YES    ☐  NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    ☒  YES    ☐  NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on November 1, 2005:

Class	Number of Shares Outstanding
Class A Common Stock	24,663,616
Class B Common Stock	2,650,122

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES	$105,250	$77,243	$282,073	$223,707

OPERATING EXPENSES:
Transportation	36,052	25,950	96,765	73,976
Maintenance of ways and structures	8,687	7,516	25,137	22,002
Maintenance of equipment	14,991	12,060	41,771	34,789
General and administrative	17,751	13,624	49,692	40,317
Net (gain) loss on sale and impairment of assets	(3,368)	81	(3,367)	(12)
Depreciation and amortization	7,058	4,812	17,717	14,295

Total operating expenses	81,171	64,043	227,715	185,367

INCOME FROM OPERATIONS	24,079	13,200	54,358	38,340
Interest expense	(4,919)	(2,352)	(9,875)	(7,070)
Other income (expense), net	82	(221)	(296)	203

Income before income taxes and equity earnings	19,242	10,627	44,187	31,473
Provision for income taxes	4,747	4,284	12,304	12,267

Income before equity earnings	14,495	6,343	31,883	19,206
Equity in net income of international affiliates:
Australian Railroad Group	2,386	3,529	6,957	10,746
South America	163	273	468	496

Net income	$17,044	$10,145	$39,308	$30,448
Preferred stock dividends and cost accretion	—	—	—	479

Net income available to common stockholders	$17,044	$10,145	$39,308	$29,969

Basic earnings per common share	$0.69	$0.42	$1.60	$1.24

Weighted average shares - Basic	24,690	24,213	24,553	24,086

Diluted earnings per common share	$0.61	$0.37	$1.42	$1.09

Weighted average shares - Diluted	27,877	27,497	27,738	27,412

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$6,219	$14,451
Accounts receivable, net	89,023	64,537
Materials and supplies	7,596	5,263
Prepaid expenses and other	7,706	7,784
Deferred income tax assets, net	3,194	3,190

Total current assets	113,738	95,225

PROPERTY AND EQUIPMENT, net	531,169	337,024
INVESTMENT IN UNCONSOLIDATED AFFILIATES	137,630	132,528
GOODWILL	31,442	24,682
INTANGIBLE ASSETS, net	136,388	77,778
OTHER ASSETS, net	12,479	10,014

Total assets	$962,846	$677,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,712	$6,356
Accounts payable	85,454	63,794
Accrued expenses	29,522	21,598

Total current liabilities	119,688	91,748

LONG-TERM DEBT, less current portion	330,285	125,881
DEFERRED INCOME TAX LIABILITIES, net	55,955	50,517
DEFERRED ITEMS—grants from governmental agencies	48,271	46,229
DEFERRED GAIN—sale/leaseback	3,285	3,495
OTHER LONG-TERM LIABILITIES	14,462	14,122
MINORITY INTEREST	3,484	3,559
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 28,268,698 and 27,930,147 shares issued and 24,720,792 and 24,397,918 shares outstanding (net of 3,547,906 and 3,532,229 shares in treasury) on September 30, 2005 and December 31, 2004, respectively	283	279
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,650,122 shares issued and outstanding on September 30, 2005 and December 31, 2004	27	27
Additional paid-in capital	166,889	161,361
Retained earnings	207,362	168,054
Accumulated other comprehensive income	27,140	25,228
Less treasury stock, at cost	(13,016)	(12,648)
Less restricted stock, net	(1,269)	(601)

Total stockholders’ equity	387,416	341,700

Total liabilities and stockholders’ equity	$962,846	$677,251

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,308	$30,448
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	17,717	14,295
Valuation of split dollar life insurance	32	(358)
Amortization of restricted stock	341	93
Compensation cost of stock options	910	—
Excess tax benefit from share-based payment arrangements	(701)	(1,090)
Deferred income taxes	5,694	5,827
Net gain on disposition of property	(3,367)	(12)
Equity in net income of international affiliates	(7,425)	(11,242)
Minority interest expense	124	142
Changes in assets and liabilities -
Accounts receivable	(11,115)	(7,774)
Materials and supplies	(1,091)	(184)
Prepaid expenses and other	741	(573)
Accounts payable and accrued expenses	8,220	10,727
Other assets and liabilities, net	1,118	80

Net cash provided by operating activities	50,506	40,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(21,951)	(19,751)
Additional purchase price for Genesee Rail-One	(6,500)
Purchase of rail properties from Rail Management Corporation, net of $4.9 million cash received	(238,204)	—
Purchase of Homer City and Savannah Wharf rail properties	—	(2,124)
Cash received from unconsolidated international affiliates	655	5,757
Proceeds from disposition of property	4,093	315

Net cash used in investing activities	(261,907)	(15,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(159,398)	(151,134)
Proceeds from issuance of long-term debt	359,800	121,300
Debt issuance costs	(1,629)	—
Net proceeds from employee stock purchases	3,820	2,795
Treasury Stock purchases	(1,278)	—
Excess tax benefit from share-based payment arrangements	701	1,090
Dividends paid on Redeemable Convertible Preferred Stock	—	(411)

Net cash provided by (used in) financing activities	202,016	(26,360)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,153	69

DECREASE IN CASH AND CASH EQUIVALENTS	(8,232)	(1,715)
CASH AND CASH EQUIVALENTS, beginning of period	14,451	11,118

CASH AND CASH EQUIVALENTS, end of period	$6,219	$9,403

The accompanying notes are an integral part of these consolidated financial statements.

The following table sets forth cash paid for interest and income taxes for the nine-month periods ended September 30, 2005 and 2004 (in thousands):

	2005	2004
CASH PAID DURING PERIOD FOR:
Interest	$8,165	$7,206
Income taxes	$5,368	$4,635

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “we,” “our,” or “us” mean Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term ARG we are referring to the Australian Railroad Group Pty. Ltd. and its subsidiaries. ARG is our 50%-owned affiliate based in Perth, Western Australia. Additionally, we have a 22.89% indirect ownership interest in our affiliate, Ferroviaria Oriental, S.A. (Oriental), which is located in eastern Bolivia. All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial statements. In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet at December 31, 2004 has been derived from our audited financial statements for that date. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our 2004 Form 10-K. Certain prior period balances have been reclassified to conform to the 2005 presentation.

2. EXPANSION OF OPERATIONS:

On June 1, 2005, we acquired from Rail Management Corporation (RMC) substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.3 million in acquisition costs. The purchase price was allocated to current assets ($19.5 million, including $4.9 million in cash received), property and equipment ($185.2 million), intangible assets ($60.4 million), and goodwill ($0.2 million) less current liabilities ($20.8 million) and debt assumed ($1.4 million). The intangible assets consist of customer contracts and relationships with a weighted average amortization period of 27 years. Goodwill of $0.2 million is expected to be deductible for tax purposes. For U.S. tax purposes, we will treat the Rail Partners acquisition as a purchase of assets. We funded the purchase price through a combination of borrowings under our $225.0 million senior revolving credit facility and from a private placement of $125.0 million 10-Year Senior Floating Rate Notes. The acquired rail properties are operated by our Jacksonville-based Rail Link Region and commenced operations on June 1, 2005.

On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). The FCRD is operated by our Rail Link Region and commenced operations on April 9, 2005.

In July 2005, our Homer City Branch began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which was acquired in January of 2004, is operated by our New York-Pennsylvania Region and is contiguous to that Region’s existing railroad operation.

The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions including the number of employees and actual cash payments:

Schedule of Acquisition Restructuring Activity

Quarter Ended Sept. 30, 2005
Number of Employees:
Number of employees as of the beginning of the period to be terminated	16
Additions to planned terminations during the period	—
Actual number of employees terminated during the period	11

Ending number of employees as of the end of the period to be terminated	5

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions	$715,000
Cash payments during the period	(481,000)

Balance at end of period	$234,000

Pro Forma Financial Results (unaudited)

The following table summarizes our unaudited pro forma operating results for the three-month and nine-month periods ended September 30, 2005 and 2004, as if Rail Partners had been acquired as of January 1, 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$105,250	$90,549	$307,823	$265,111
Net income	$17,044	$11,836	$38,851	$35,024
Basic earnings per share	$0.69	$0.49	$1.58	$1.45
Diluted earnings per share	$0.61	$0.43	$1.40	$1.26

The unaudited pro forma operating results include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs which were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners operating results reflected in these pro forma operating results include certain senior management and administrative deferred compensation and other expenses that we do not believe will continue as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and is not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Numerators:
Net income	$17,044	$10,145	$39,308	$30,448
Mandatory Redeemable Convertible Preferred Stock (Preferred Stock) dividends and accretion	—	—	—	479
Net income allocated to participating preferred stockholders	—	—	—	2,536

Net income available to Class A Common stockholders - Basic	17,044	10,145	39,308	27,433

Net income allocated to participating preferred stockholders	—	—	—	2,536

Net income available to Class A Common stockholders – Basic and Diluted	$17,044	$10,145	$39,308	$29,969

Denominators:
Weighted average Class A Common Shares outstanding - Basic	24,690	24,213	24,553	22,048
Weighted average Preferred Stock converted to Class A common stock (converted in the second quarter of 2004)	—	—	—	2,038
Weighted average Class B Common Shares outstanding	2,650	2,650	2,650	2,682
Dilutive effect of employee stock options and restricted stock	537	634	535	644

Weighted average shares - Dilutive	27,877	27,497	27,738	27,412

Income per common share:
Basic	$0.69	$0.42	$1.60	$1.24

Diluted	$0.61	$0.37	$1.42	$1.09

Stock-based Compensation Plans

The Compensation and Stock Option Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan (the Plan). The Plan includes stock options, restricted stock and restricted stock units which for employees vest over three years and for directors, who are eligible for restricted stock or restricted stock units only, vest over their respective terms as directors.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payments (SFAS 123R). This statement requires companies recognize compensation expense equal to the fair value of share-based payments. SFAS 123R eliminates the use of the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), under which no compensation cost is recognized except for restricted stock.

We elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with the third quarter of 2005, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as a cash outflow from operating activities and a cash inflow from financing activities.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting the standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we will continue using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. In addition, SFAS 123R requires that we estimate forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We have previously disclosed forfeitures as they occurred in our expense calculation for pro forma footnote disclosure.

As of the adoption date, no new grants have been awarded and the impact of amortizing existing stock options in the third quarter represents compensation cost of $900,000 pre-tax, or $700,000 after-tax, which reduced earnings by $.03 per share for the three months and nine months ended September 30, 2005. The total compensation cost related to non-vested awards not yet recognized of $6.7 million is expected to be recognized through June 30, 2008.

Stock-based compensation for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004 (note the pro forma expense for basic and diluted earnings per share 2005 is for the six months ended September 30, 2005) was determined using the intrinsic value method. The following table provides supplemental information for the periods indicated as if stock-based compensation had been compiled under SFAS 123 (in thousands, except EPS):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Net Income: As reported	$10,145	$39,308	$30,448
Deduct: Total stock-based employee compensation expense determined under SFAS 123 had compensation cost been recognized, net of related tax effects	377	1,385	1,230

Pro Forma	$9,768	$37,923	$29,218

Basic EPS:
As reported	$0.42	$1.60	$1.24
Pro Forma	0.40	1.54	1.21
Diluted EPS:
As reported	$0.37	$1.42	$1.09
Pro Forma	0.36	1.37	1.07

The following is a summary of stock option activity for the nine months ended September 30, 2005:

	September 30,
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at beginning of year	1,591,167	$14.31	1,788,582	$10.51
Granted	388,128	24.93	336,499	23.45
Exercised	(272,182)	8.65	(342,878)	5.86
Expired	(13,800)	10.93	(320)	14.18
Forfeited	(16,896)	14.99	(62,018)	13.57
Outstanding at the nine months ended	1,676,417	17.71	1,719,865	13.86
Exercisable at the nine months ended	740,707	13.49	713,127	9.68
Weighted average fair value of options granted		7.92		7.90

The following table summarizes information about stock options outstanding at September 30, 2005:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.17 –$6.34	40,500	1.8 Years	$4.69	40,500	$4.69
6.34 – 9.52	152,193	.6 years	7.12	152,193	7.12
9.52 – 12.69	38,250	.9 years	9.85	38,250	9.85
12.69 – 15.86	720,796	2.3 years	14.59	403,546	14.51
15.86 – 19.03	6,693	2.8 years	16.43	—	—
22.20 – 25.38	713,968	4.1 years	24.23	106,218	23.45
25.38 – 28.55	4,017	4.6 years	27.39	—	—

3.17 – 28.55	1,676,417	3.0 Years	17.71	740,707	13.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rate	3.67%	3.15%
Expected dividend yield	0.00%	0.00%
Expected lives in years	3.00	3.00
Expected volatility	41.04%	44.99%

In 2005, we awarded 12,976 restricted stock shares valued at $289,000 to our directors. In addition, we awarded 32,353 restricted stock shares and 8,671 restricted stock units valued at $806,000 and $216,000, respectively, to employees. In 2004, the Company awarded 14,000 restricted stock shares and 2,000 restricted stock units valued at $313,600 and $44,800, respectively, to the Company’s directors. In addition, the Company awarded 20,497 restricted stock shares and 7,725 restricted stock units valued at $477,600 and $179,993, respectively, to employees. Amortization expense for the restricted stock shares was $359,000 for the nine months ended September 30, 2005.

At September 30, 2005, there were 988,635 Class A shares available for future issuance under the Plan. These shares are available for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, and any other form of award established by the Compensation Committee which is consistent with the Plan’s purpose.

We have reserved 843,750 shares of Class A common stock that we may sell to our full-time employees under our Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At September 30, 2005, 54,547 shares had been purchased under this plan. In accordance with SFAS 123R, we recorded compensation expense for the 10% purchase discount of $5,000 since the adoption date.

4. EQUITY INVESTMENTS

Australian Railroad Group

The following are U.S. GAAP condensed balance sheets of ARG as of September 30, 2005 and December 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of September 30, 2005	$0.76
As of December 31, 2004	$0.78
Average for the three months ended September 30, 2005	$0.76
Average for the three months ended September 30, 2004	$0.71
Average for the nine months ended September 30, 2005	$0.77
Average for the nine months ended September 30, 2004	$0.73

Australian Railroad Group Pty. Ltd.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,578	$21,217
Accounts receivable, net	61,333	49,085
Materials and supplies	12,405	11,580
Prepaid expenses and other	4,135	3,055

Total current assets	96,451	84,937

PROPERTY AND EQUIPMENT, net	550,556	541,470
DEFERRED INCOME TAX ASSETS, net	72,264	77,325
OTHER ASSETS, net	8,140	8,522

Total assets	$727,411	$712,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,064	$19,832
Accrued expenses	27,365	31,989
Current income tax liabilities	286	364

Total current liabilities	51,715	52,185

LONG-TERM BANK DEBT	381,350	383,425
DEFERRED INCOME TAX LIABILITIES, net	24,885	21,207
OTHER LONG-TERM LIABILITIES	10,050	2,177
FAIR VALUE OF INTEREST RATE SWAPS	5,362	9,788

Total non-current liabilities	421,647	416,597

REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,469	16,897

TOTAL STOCKHOLDERS’ EQUITY	237,580	226,575

Total liabilities and stockholders’ equity	$727,411	$712,254

Australian Railroad Group Pty. Ltd.

Condensed Consolidated Statements of Income

(in thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Operating revenues	$87,318	$83,695	$257,739	$247,765

Operating expenses	73,227	66,959	216,256	196,929

Income from operations	14,091	16,736	41,483	50,836

Interest expense	(7,426)	(6,865)	(22,122)	(21,068)
Other income, net	176	221	583	962

Income before income taxes	6,841	10,092	19,944	30,730

Provision for income taxes	2,072	3,030	6,031	9,236

Net income	$4,769	$7,062	$13,913	$21,494

Australian Railroad Group Pty. Ltd.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Nine Months Ended
	Sept. 30, 2005	Sept. 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,913	$21,494
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	23,912	19,845
Deferred income taxes	7,366	8,894
Net (gain) loss on sale and impairment of assets	(297)	376
Changes in assets and liabilities	(8,131)	3,345

Net cash provided by operating activities	36,763	53,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,525)	(39,059)
Proceeds from disposition of property and equipment	1,980	1,296

Net cash used in investing activities	(46,545)	(37,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on subordinated notes to stockholders	—	(10,710)
Proceeds from borrowings	7,680

Net cash provided by (used in) financing activities	7,680	(10,710)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(537)	(1,339)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,639)	4,142
CASH AND CASH EQUIVALENTS, beginning of period	21,217	26,618

CASH AND CASH EQUIVALENTS, end of period	$18,578	$30,760

South America

The following condensed results of operations for Oriental for the three-month and nine-month periods ended September 30, 2005 and 2004 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). We have a 22.89% indirect ownership interest in Oriental which is located in eastern Bolivia.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues	$7,710	$8,554	$23,005	$23,045
Net income	1,591	2,040	4,818	4,777

Condensed balance sheet information for Oriental as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Current assets	$12,243	$15,702
Non-current assets	59,045	58,365

Total assets	$71,288	$74,067

Current liabilities	$6,180	$7,306
Non-current liabilities	6,559	6,042
Long-term debt	604	892
Shareholders’ equity	57,945	59,827

Total liabilities ands hareholders’ equity	$71,288	$74,067

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. Our share of the various costs from the intermediate unconsolidated affiliates is $44,000 and $235,000 for the three months and $116,000 and $691,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

If we were to lose our 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, we would write-off our investment in Oriental held through GWC, which on September 30, 2005 amounted to $400,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on our remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, we discontinued equity accounting in the fourth quarter of 2004 for our 12.52% equity interest in Oriental held through our interest in GWC.

Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under our Senior Credit Facility.

5. COMMITMENTS AND CONTINGENCIES:

Legal Proceedings – As previously disclosed, we had been involved in litigation with Messrs. Chambers and Wheeler, who had filed a complaint against Genesee & Wyoming Inc. in the Delaware Chancery Court in a matter related to our purchase of certain of our Canadian operations. Additional information regarding this lawsuit is described on page 18 of our annual report on Form 10-K for the year ended December 31, 2004. On August 11, 2005, the court issued an opinion finding that the options had vested, and as a result, the plaintiffs’ motion for summary judgment should be granted and our motion for summary judgment should be denied. On September 14, 2005, the court issued an order relating to its prior opinion, requiring us to pay the plaintiffs $6.5 million in the aggregate rather than have the 270,000 options vest. In conjunction with the issuance of the court’s order, we and the plaintiffs agreed to waive any right to appeal the court’s order, and on September 15, 2005 we paid this amount. This payment was accounted for as contingent purchase price and increased goodwill on certain of our Canadian operations. The payment had no effect on our share count or immediate effect on our earnings.

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

6. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth our comprehensive income, net of tax, for the three-month and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income	$17,044	$10,145

Other comprehensive income (loss):
Foreign currency translation adjustments	1,709	6,879
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax expense (benefit) of $89 and ($86), respectively	267	(129)
Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of tax expense (benefit) of $295 and ($267), respectively	689	(624)

Comprehensive income	$19,709	$16,271

	Nine Months Ended September 30,
	2005	2004
Net income	$39,308	$30,448

Other comprehensive income (loss):
Foreign currency translation adjustments	98	(2,298)
Net unrealized gains on qualifying cash flow hedges, net of tax expense of $131 and $392, respectively	338	588
Net unrealized gains on qualifying cash flow hedges of Australian Railroad Group, net of tax expense (benefit) of $633 and ($11), respectively	1,477	(26)

Comprehensive income	$41,221	$28,712

The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of September 30, 2005, and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Net accumulated foreign currency translation adjustments	$30,040	$29,942
Net unrealized losses on qualifying cash flow hedges	(420)	(757)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(1,949)	(3,426)
Net unrealized minimum pension liability adjustment, net of tax	(531)	(531)

Accumulated other comprehensive income as reported	$27,140	$25,228

7. GEOGRAPHIC AREA INFORMATION:

The table below sets forth our geographic area revenues for our consolidated operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and geographic area long-lived assets as of September 30, 2005 and December 31, 2004 (in thousands):

Geographic Area Data

	Three Months Ended September 30
	2005		2004
Operating Revenues:

United States	$82,824	78.7%	$57,514	74.5%
Canada	12,319	11.7%	11,269	14.6%
Mexico	10,107	9.6%	8,460	10.9%

Total operating revenues	$105,250	100.0%	$77,243	100.0%

	Nine Months Ended September 30,
	2005		2004
Operating Revenues:

United States	$216,341	76.7%	$166,335	74.4%
Canada	37,920	13.4%	33,633	15.0%
Mexico	27,812	9.9%	23,739	10.6%

Total operating revenues	$282,073	100.0%	$223,707	100.0%

	As of September 30, 2005		As of December 31, 2004
Long-lived assets:

United States	$734,402	86.5%	$479,251	82.3%
Canada	70,758	8.3%	62,162	10.7%
Mexico	43,947	5.2%	40,613	7.0%

Total long-lived assets	$849,107	100.0%	$582,026	100.0%

8. DERIVATIVE FINANCIAL INSTRUMENTS:

We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone. Complex instruments involving leverage or multipliers are not used. We manage our hedging position and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

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

During 2004, 2003 and 2002, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At September 30, 2005 and December 31, 2004, the notional amount under these agreements was $29.1 million and $32.8 million, respectively, and the fair value of these interest rate swaps was negative $621,000 and negative $1.1 million, respectively.

Foreign Currency Exchange Rate Risk

We purchase options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges. In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income in interest expense.

During 2005 and 2004, we purchased exchange rate options for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2005 and another expired in September 2005. The remaining options, which expire March 2006 and September 2006, respectively, give us the right to sell Mexican Pesos for U.S. Dollars at exchange rates of 13.64 and 12.52 Mexican Pesos to the U.S. Dollar, respectively. We paid up-front premiums of $20,000 for each of these options in the quarters ended March 31, 2005 and September 30, 2005, respectively. At September 30, 2005, the notional amount under exchange rate options was $3.6 million and the fair value was approximately $14,000.

9. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible and other assets are as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:

Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$7,310	$1,462	$5,848	$7,047	$1,233	$5,814
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	970	9,596	10,566	647	9,919
Transportation Services Agreement (GP Railroads)	27,055	1,577	25,478	27,055	901	26,154
Customer Contracts and Relationships (Rail Partners)	60,406	831	59,575	—	—	—
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	$141,228	$4,840	$136,388	$80,559	$2,781	$77,778

OTHER ASSETS:

Deferred financing costs	$8,267	$3,407	$4,860	$6,584	$3,015	$3,569
Other assets	7,701	82	7,619	7,030	585	6,445

Total Other Assets	15,968	3,489	12,479	13,614	3,600	10,014

Total Intangible and Other Assets	$157,196	$8,329	$148,867	$94,173	$6,381	$87,792

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

Upon adoption of SFAS No. 142, amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Nine Months Ended September 30, 2005	Twelve Months Ended December 31, 2004
Goodwill:
Balance at beginning of period	$24,682	$24,522
Goodwill additions (see Notes 2 and 5)	6,691	—
Currency translation adjustment	69	160

Balance at end of period	$31,442	$24,682

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost

	Pension		Other Retirement Benefits
Three months ended September 30,	2005	2004	2005	2004
Service cost	$34	$57	$28	$28
Interest cost	46	52	56	68
Expected return on plan assets	(38)	(33)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of (gain) loss	(1)	4	9	21

Net periodic benefit cost	$77	$116	$93	$117

	Pension		Other Retirement Benefits
Nine months ended September 30,	2005	2004	2005	2004
Service cost	$118	$171	$84	$83
Interest cost	148	158	167	205
Expected return on plan assets	(114)	(97)	—	—
Amortization of transition liability	107	107	—	—
Amortization of prior service cost	—	—	—	—
Amortization of loss	5	17	29	63

Net periodic benefit cost	$264	$356	$280	$351

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004, that we expected to contribute $212,000 to our pension plan in 2005. As of September 30, 2005, $115,000 of contributions has been made. We presently anticipate contributing an additional $97,000 to fund our pension plan in 2005 for a total of $212,000.

11. RECENTLY ISSUED ACCOUNTING STANDARDS:

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are assessing the impact of the interpretation on our financial statements. The Interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable. We do not expect the Interpretation to have a material impact on the consolidated results of operations and financial condition.

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

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) was issued to address the notion of “mutual understanding” in the definition of grant date of a share-based payment award. FSP FAS 123(R)-2 is effective for reporting periods after October 18, 2005.

12. SUBSEQUENT EVENT:

During the first week of October the operations of our Mexican subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) were impacted by Hurricane Stan, a storm that hit five states in Mexico, including the state of Chiapas. The most severe impact to FCCM is concentrated in Chiapas, between the town of Tonala and the Guatemalan border, some 175 miles to the south. FCCM has performed a survey of the property and the preliminary assessment is that many bridges on that section of track have been damaged and at least 1 mile of track has been lost. As a result, this segment is inoperable. The remaining operations of FCCM’s 1,100-mile network are unaffected.

Due to the damage to the Chiapas line, we expect to lose approximately 1,200 carloads per month for the period of October through December 2005. The revenue impact of this loss of traffic in the fourth quarter of 2005 will be approximately $2.5 million. In addition, the damage to the Chiapas line will likely impact our Mexican operating results for at least the first two quarters of 2006.

In addition to lost revenue, FCCM also expects to incur additional operating costs in the fourth quarter related to the storm’s impact covering matters such as car hire and additional security. FCCM carries property insurance, which could offset a portion of the additional operating costs and repair costs resulting from this damage, and FCCM is in discussions with its insurance carrier to determine the scope of coverage. In addition, FCCM representatives are in discussions with the relevant Mexican authorities concerning government funding of costs associated with the reconstruction and operation of the affected portion of the line.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2004 Form 10-K.

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2, those noted in our 2004 Form 10-K under “Risk Factors.” We undertake no obligation and expressly disclaim any current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Further, we use the equity method of accounting to report earnings from our Australian and Bolivian affiliates. As a result, our discussion of revenues and expenses exclusively focuses on our North American operations. We provide a discussion of Australian operating results following our discussion of operating results of the Company.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating Revenues

Overview

Operating revenues were $105.3 million in the quarter ended September 30, 2005, compared to $77.2 million in the quarter ended September 30, 2004, an increase of $28.1 million or 36.3%. The $28.1 million increase in operating revenues consisted of $17.3 million, $3.1 million, $1.1 million and $600,000 in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $6.0 million, or 7.8%, in revenues on existing operations. As a result of the strengthening of the Canadian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the three months ended September 30, 2005 was 11.7% stronger than the rate for the quarter ended September 30, 2004, which had a $1.3 million positive impact on total operating revenues. This impact should be considered in the following discussions of freight and non-freight operating revenues.

The following table sets forth operating revenues by acquisitions and existing operations for the quarters ended September 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$76,495	$13,945	$62,550	$57,109	$19,386	33.9%	$5,441	9.5%

Non-freight revenues	28,755	8,057	20,698	20,134	8,621	42.8%	564	2.8%

Total operating revenues	$105,250	$22,002	$83,248	$77,243	$28,007	36.3%	$6,005	7.8%

The $19.4 million increase in freight revenues consisted of $11.2 million, $1.9 million and $900,000 in freight revenues from Rail Partners, TZPR and FCRD operations, respectively, and $5.4 million in freight revenues on existing operations. The $8.6 million increase in non-freight revenues consisted of $6.1 million, $1.2 million, $100,000 and $600,000 in non-freight revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and $600,000 in non-freight revenues on existing operations.

The following table compares freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2005 and 2004:

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended September 30, 2005 and 2004

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	(in thousands, except average per carload)
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Pulp & Paper	$17,272	22.6%	$10,420	18.2%	37,267	18.7%	23,981	14.8%	$463	$435
Coal, Coke & Ores	13,008	17.0%	11,641	20.4%	51,548	25.9%	50,750	31.4%	252	229
Lumber & Forest Products	9,667	12.6%	6,628	11.6%	27,018	13.6%	19,861	12.3%	358	334
Minerals & Stone	8,563	11.2%	5,866	10.3%	21,495	10.8%	16,457	10.2%	398	356
Metals	7,505	9.8%	5,973	10.5%	20,047	10.1%	18,572	11.5%	374	322
Petroleum Products	6,164	8.1%	5,803	10.2%	7,856	4.0%	7,806	4.8%	785	743
Chemicals & Plastics	5,877	7.7%	4,021	7.0%	10,795	5.4%	7,499	4.6%	544	536
Farm & Food Products	5,079	6.6%	3,648	6.4%	15,000	7.5%	8,692	5.4%	339	420
Autos & Auto Parts	1,365	1.8%	1,350	2.4%	2,658	1.3%	3,048	1.9%	514	443
Intermodal	563	0.7%	587	1.0%	1,279	0.6%	1,724	1.1%	440	340
Other	1,432	1.9%	1,172	2.0%	4,125	2.1%	3,402	2.0%	347	345

Total	$76,495	100.0%	$57,109	100.0%	199,088	100.0%	161,792	100.0%	384	353

The following table sets forth freight revenues by acquisitions and existing operations for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Pulp & Paper	$17,272	$5,005	$12,267	$10,420	$6,852	65.8%	$1,847	17.7%
Coal, Coke & Ores	13,008	889	12,119	11,641	1,367	11.8%	478	4.1%
Lumber & Forest Products	9,667	2,309	7,358	6,628	3,039	45.9%	730	11.0%
Minerals & Stone	8,563	1,331	7,233	5,866	2,697	46.0%	1,367	23.3%
Metals	7,505	924	6,581	5,973	1,532	25.6%	608	10.2%
Petroleum Products	6,164	388	5,776	5,803	361	6.2%	(27)	-0.5%
Chemicals & Plastics	5,877	1,336	4,541	4,021	1,856	46.2%	520	13.0%
Farm & Food Products	5,079	1,530	3,548	3,648	1,431	39.2%	(100)	-2.7%
Autos & Auto Parts	1,365	7	1,358	1,350	15	1.1%	8	0.6%
Intermodal	563	—	563	587	(24)	-4.1%	(24)	-4.1%
Other	1,432	226	1,206	1,172	260	22.2%	34	2.9%

Total freight revenues	$76,495	$13,945	$62,550	$57,109	$19,386	33.9%	$5,441	9.5%

The following information discusses the material changes in commodity groups on existing freight revenues.

Pulp and paper revenues increased by $1.8 million of which $1.4 million was from our Canada Region consisting of $600,000 from increased carloads and $800,000 from rate and fuel escalation increases. Also contributing to the $1.8 million increase was $300,000 from our Rail Link Region consisting of $100,000 from increased carloads and $200,000 from rate and fuel escalation increases, and $100,000 was from our New York-Pennsylvania Region primarily due to rate and fuel escalation increases.

Coal, coke and ores revenues increased by $500,000 primarily due to rate and fuel escalation increases on carloads of coal from our New York-Pennsylvania Region. The coal was primarily hauled for use in electricity generating facilities.

Lumber and forest products revenues increased by $700,000 of which $500,000 was from our Oregon region consisting of $400,000 from increased carloads and $100,000 from rate and fuel escalation increases, and $200,000 was from our New York-Pennsylvania Region primarily due to rate and fuel escalation increases.

Minerals & stone revenues increased by $1.4 million of which $500,000 was from our Mexico Region primarily due to rate increases. Also contributing to the $1.4 million increase was $300,000 from our New York-Pennsylvania Region due equally to increased carloads and rate and fuel escalation increases, $300,000 from our Canada Region due primarily to rate and fuel escalation increases, and $300,000 from a net increase in all remaining Regions.

Metals revenues increased by $600,000 of which $400,000 was from our New York-Pennsylvania Region consisting of $600,000 from rate and fuel escalation increases offset by $200,000 from decreased carloads, and $200,000 from a net increase in all remaining Regions.

Chemicals & plastics revenues increased by $500,000 of which $300,000 was from our Canada Region consisting of $100,000 from increased carloads and $200,000 from rate and fuel escalation increases, and $200,000 was from our New York-Pennsylvania Region due to rate and fuel escalation increases.

Total carloads were 199,088 in the quarter ended September 30, 2005, compared to 161,792 in the quarter ended September 30, 2004, an increase of 37,296 carloads, or 23.1%. The increase consisted of 39,186 carloads from Rail Partners, TZPR and FCRD operations, offset by a decrease of 1,890 carloads, or 1.2%, on existing operations.

The overall average revenues per carload increased 8.8% to $384, in the quarter ended September 30, 2005, compared to $353 per carload in the quarter ended September 30, 2004 due to a combination of rate increases, fuel escalation pass-through clauses in transportation agreements and a change in the mix of business.

Non-Freight Revenues

Non-freight revenues were $28.8 million in the quarter ended September 30, 2005, compared to $20.1 million in the quarter ended September 30, 2004, an increase of $8.7 million, or 42.8%. The $8.7 million increase in non-freight revenues consisted of $6.1 million, $1.2 million, $600,000 and $200,000 in non-freight revenues from Rail Partners, TZPR, Savannah Wharf and FCRD operations, respectively, and $600,000 in non-freight revenues on existing operations.

The following table compares non-freight revenues for the quarters ended September 30, 2005 and 2004:

Non-Freight Revenues Comparison

Three Months Ended September 30, 2005 and 2004

	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Railcar switching	$13,588	47.3%	$10,234	50.8%
Car hire and rental income	5,064	17.6%	3,131	15.6%
Demurrage and storage	3,154	11.0%	1,983	9.8%
Car repair services	1,243	4.3%	1,295	6.4%
Other operating income	5,706	19.8%	3,491	17.4%

Total non-freight revenues	$28,755	100.0%	$20,134	100.0%

The following table sets forth non-freight revenues by acquisitions and existing operations for the three months ended September 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$13,588	$2,908	$10,680	$10,234	$3,354	32.8%	$446	4.4%
Car hire and rental income	5,064	2,305	2,759	3,131	1,933	61.7%	(372)	-11.9%
Demurrage and storage	3,154	737	2,417	1,983	1,171	59.1%	434	21.9%
Car repair services	1,243	96	1,147	1,295	(52)	-4.0%	(148)	-11.4%
Other operating income	5,706	2,011	3,695	3,491	2,215	63.5%	204	5.8%

Total non-freight revenues	$28,755	$8,057	$20,698	$20,134	$8,621	42.8%	$564	2.8%

The following information discusses the material changes in non-freight revenues on existing operations.

Railcar switching revenues increased $400,000 primarily in our Rail Link Region due to new customers and volume and rate increases at existing customers.

Car hire and rental income decreased $400,000 primarily in our Canada and Mexico Regions due to reduced off-line revenue service for certain of our rail cars in these Regions.

Demurrage and storage revenues increased $400,000 primarily in our Canada and Rail Link Regions due mainly to carload increases.

Operating Expenses

Overview

Operating expenses were $81.2 million in the quarter ended September 30, 2005, compared to $64.1 million in the quarter ended September 30, 2004, an increase of $17.1 million, or 26.7%. The increase was attributable to $10.1 million, $2.5 million, $800,000 and $300,000 from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $3.4 million on existing operations.

As a result of the strengthening of the Canadian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the three months ended September 30, 2005 was 11.7% stronger than the rate for the quarter ended September 30, 2004, which had a $1.4 million negative impact on our operating expenses. This impact should be considered in the following discussions of operating expenses.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 77.1% in the quarter ended September 30, 2005, from 82.9% in the quarter ended September 30, 2004.

The following table sets forth a comparison of our operating expenses for the quarters ended September 30, 2005 and 2004:

Operating Expense Comparison

Three Months Ended September 30, 2005 and 2004

	2005		2004
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(Dollars in thousands)
Labor and benefits	$31,379	29.8%	$26,551	34.4%
Equipment rents	9,281	8.8%	7,100	9.2%
Purchased services	7,583	7.2%	4,493	5.8%
Depreciation and amortization	7,058	6.7%	4,812	6.2%
Diesel fuel	10,709	10.2%	6,222	8.1%
Casualties and insurance	4,548	4.3%	4,598	6.0%
Materials	5,131	4.9%	3,826	5.0%
Net gain on sale and impairment of assets	(3,368)	-3.2%	81	0.1%
Other expenses	8,850	8.4%	6,360	8.1%

Total operating expenses	$81,171	77.1%	$64,043	82.9%

Labor and benefits expense was $31.4 million in the quarter ended September 30, 2005, compared to $26.6 million in the quarter ended September 30, 2004, an increase of $4.8 million, or 18.2%. The increase was attributable to $3.5 million in labor and benefits expense from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.3 million from existing operations. The increase from existing operations was due to an increased number of employees, and regular wage and benefit increases. As a percentage of total revenues, labor and benefits decreased in 2005 to 29.8% from 34.4% in 2004 primarily due to Rail Partners operations, which uses a higher level of contract services than does our existing operations.

Equipment rents were $9.3 million in the quarter ended September 30, 2005, compared to $7.1 million in the quarter ended September 30, 2004, an increase of $2.2 million, or 30.7%. The increase was attributable to $2.2 million in equipment rents from Rail Partners, TZPR, Savannah Wharf and FCRD operations. As a percentage of total revenues, equipment rents decreased in 2005 to 8.8% from 9.2% in 2004.

Purchased services were $7.6 million in the quarter ended September 30, 2005, compared to $4.5 million in the quarter ended September 30, 2004, an increase of $3.1 million, or 68.8%. The increase was attributable to $1.9 million in purchased services from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.2 million from existing operations primarily due to the provision of terminal services in our Mexico Region. As a percentage of total revenues, purchased services increased in 2005 to 7.2% from 5.8% in 2004 primarily due to Rail Partners operations, which uses a higher level of contract services than does our existing operations.

Depreciation and amortization expense was $7.0 million in the quarter ended September 30, 2005, compared to $4.8 million in the quarter ended September 30, 2004, an increase of $2.2 million, or 46.7%. The increase was attributable to $2.0 million in depreciation and amortization from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $200,000 from existing operations. As a percentage of total revenues, depreciation and amortization increased in 2005 to 6.7% from 6.2% in 2004.

Diesel fuel expense was $10.7 million in the quarter ended September 30, 2005, compared to $6.2 million in the quarter ended September 30, 2004, an increase of $4.5 million, or 72.1%. The increase was attributable to $1.3 million in diesel fuel from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $3.2 million on existing operations of which $2.9 million was due to a 45.3% increase in the average price per gallon. As a percentage of total revenues, diesel fuel increased in 2005 to 10.2% from 8.1% in 2004.

Casualties and insurance expense was $4.5 million in the quarter ended September 30, 2005, compared to $4.6 million in the quarter ended September 30, 2004, a net decrease of $100,000, or 1.1%. The net decrease was attributable to a decrease of $700,000 on existing operations of which $500,000 was FELA and third party claims offset by $600,000 in casualties and insurance from Rail Partners, TZPR, Savannah Wharf and FCRD operations. As a percentage of total revenues, casualties and insurance decreased in 2005 to 4.3% from 6.0% in 2004.

Materials expense was $5.1 million in the quarter ended September 30, 2005, compared to $3.8 million in the quarter ended September 30, 2004, an increase of $1.3 million or 34.1%. The increase was attributable to $650,000 in material from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $650,000 on existing operations primarily in our Canada Region due to increased track and equipment maintenance. As a percentage of total revenues, materials decreased in 2005 to 4.9% from 5.0% in 2004.

Net (gain) loss on sale and impairment of assets was a gain of $3.4 million in the quarter ended September 30, 2005, compared to a loss of $100,000 in the quarter ended September 30, 2004, an increase of $3.5 million. The gain of $3.4 million in the quarter ended September 30, 2005, was attributable to the sale of 32 miles of track assets from an abandoned rail line in our New York-Pennsylvania Region.

Other expenses combined were $8.9 million in the quarter ended September 30, 2005, compared to $6.4 million in the quarter ended September 30, 2004, an increase of $2.5 million, or 39.2%. The increase was attributable to $1.3 million from Rail Partners, TZPR, Savannah Wharf and FCRD operations of which $800,000 is property lease expense on TZPR, and an increase of $1.2 million on existing operations primarily due to legal, accounting, acquisition and consulting expenses. As a percentage of total revenues, other expenses increased in 2005 to 8.4% from 8.1% in 2004.

Interest Expense

Interest expense was $4.9 million in the quarter ended September 30, 2005, compared to $2.4 million in the quarter ended September 30, 2004, an increase of $2.5 million, or 109.1%, primarily due to higher outstanding debt resulting from the June 1, 2005 acquisition of Rail Partners.

Other Income (Expense), Net

Other income, net, in the quarter ended September 30, 2005, was $100,000 compared to other expense, net of $200,000 in the quarter ended September 30, 2004, an increase of $300,000. The increase is primarily due to a non-cash exchange rate translation gain of $100,000 in 2005 compared to a non-cash exchange rate translation loss of $200,000 in 2004 on U.S. dollar-denominated debt held in Mexico.

Income Taxes

Our effective income tax rate in the quarter ended September 30, 2005, was 24.7% compared to 40.3% in the quarter ended September 30, 2004. The decrease was primarily attributable to an income tax credit enacted as part of the American Jobs Creation Act of 2004 that reduced tax expense by $1.9 million and a $700,000 tax benefit related to legislative changes in Mexico concerning deductibility of employee profit sharing. The U.S. legislation provides for a credit against income taxes for track maintenance expenditures incurred from January 1, 2005 through December 31, 2007. The credit is equal to 50% of qualifying expenditures and is limited to $3,500 multiplied by the number of miles of U.S. railroad track we own or lease.

Equity in Net Income of International Affiliates

Equity earnings of international affiliates were $2.6 million in the quarter ended September 30, 2005, compared to $3.8 million in the quarter ended September 30, 2004, a decrease of $1.2 million. Equity earnings in the quarter ended September 30, 2005, consisted of $2.4 million from Australian Railroad Group and $200,000 from South American affiliates. Equity earnings in the quarter ended September 30, 2004, consisted of $3.5 million from Australian Railroad Group and $300,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

Net income in the quarter ended September 30, 2005, was $17.0 million compared to net income of $10.1 million in the quarter ended September 30, 2004, an increase of $6.9 million, or 68.0%. The increase in net income was the result of an increase in North American operations of $8.1 million, offset by a decrease in equity in net income of international affiliates of $1.2 million.

Basic Earnings Per Share increased by $0.27, or 64.3%, to $0.69 in the quarter ended September 30, 2005, from $0.42 in the quarter ended September 30, 2004. Diluted Earnings Per Share increased by $0.24, or 64.9%, to $0.61 in the quarter ended September 30, 2005 from $0.37 in the quarter ended September 30, 2004. Weighted average shares for basic and diluted were 24.7 million and 27.9 million, respectively, in the quarter ended September 30, 2005, compared to 24.2 million and 27.5 million, respectively, in the quarter ended September 30, 2004.

Supplemental Information – Australian Railroad Group

ARG is owned 50% by us and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the quarter ended September 30, 2005, was 7.5% stronger than the rate for the quarter ended September 30, 2004, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

In the quarters ended September 30, 2005 and 2004, we recorded $2.4 million and $3.5 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2005 and 2004.

ARG Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Three Months Ended September 30, 2005 and 2004

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
	(U.S. dollars in thousands, except average per carload)
Grain	$20,580	28.6%	$26,392	37.9%	48,528	20.2%	69,185	28.1%	$424	$381
Other Ores and Minerals	14,579	20.3%	14,665	21.1%	24,454	10.2%	28,218	11.5%	596	520
Iron Ore	15,307	21.3%	10,588	15.2%	56,526	23.5%	47,886	19.4%	271	221
Alumina	5,376	7.5%	4,837	6.9%	39,902	16.6%	38,785	15.8%	135	125
Bauxite	3,702	5.1%	3,113	4.5%	34,815	14.5%	32,101	13.0%	106	97
Hook and Pull (Haulage)	2,518	3.5%	364	0.5%	3,778	1.6%	960	0.4%	666	379
Gypsum	945	1.3%	748	1.1%	12,705	5.3%	12,180	4.9%	74	61
Other	8,888	12.4%	8,946	12.8%	19,718	8.1%	16,927	6.9%	451	529

Total	$71,895	100.0%	$69,653	100.0%	240,426	100.0%	246,242	100.0%	299	283

ARG’s freight revenues were $71.9 million in the quarter ended September 30, 2005 compared to $69.7 million in the quarter ended September 30, 2004, an increase of $2.2 million, or 3.2%. In local currency, freight revenues decreased 3.6% in the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004.

Total ARG carloads were 240,426 in the quarter ended September 30, 2005, compared to 246,242 in the quarter ended September 30, 2004, a decrease of 5,816, or 2.4%. The net decline of 5,816 carloads resulted primarily from a decrease in grain of 20,657 carloads due to smaller grain harvests in Western Australia and South Australia. There was also a decrease in other ores and minerals of 3,764 carloads due to reduced production in Western Australia of coal, nickel and sulphuric acid. These declines were partially offset by an increase in iron ore of 8,640 carloads due to the expansion of customer production facilities in Western Australia, an increase in hook and pull (haulage) of 2,818 carloads due to new intermodal service and an increase in bauxite of 2,714 carloads. All other commodities combined increased 4,433 carloads. Average freight revenues per carload increased from $283 to $299. In local currency, the average revenue per carload decreased 1.3% due principally to the change of mix in business.

ARG Non-Freight Revenues

ARG’s non-freight revenues were $15.4 million in the quarter ended September 30, 2005, compared to $14.0 million in the quarter ended September 30, 2004, an increase of $1.4 million or 9.8%. In local currency, non-freight revenues increased 2.5% in the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004. The $1.4 million increase in non-freight revenues was primarily attributable to a higher level of track and crossing work carried out for third parties and exchange rate impact. The following table compares ARG’s non-freight revenues for the quarters ended September 30, 2005 and 2004:

Australian Railroad Group

Non-Freight Revenues Comparison

Three Months Ended September 30, 2005 and 2004

	2005	% of Total	2004	% of Total
	(U.S. dollars in thousands)
Third party track access fees	$5,140	33.3%	$4,943	35.2%
Alice Springs to Darwin Line	1,865	12.1%	1,668	11.9%
Other operating income	8,418	54.6%	7,431	52.9%

Total non-freight revenues	$15,423	100.0%	$14,042	100.0%

ARG Operating Expenses

ARG’s operating expenses were $73.2 million in the quarter ended September 30, 2005, compared to $67.0 million in the quarter ended September 30, 2004, an increase of $6.3 million, or 9.4%. The following table sets forth a comparison of ARG’s operating expenses in the quarters ended September 30, 2005 and 2004:

Australian Railroad Group

Operating Expense Comparison

Three Months Ended September 30, 2005 and 2004

	2005		2004
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(U.S. dollars in thousands)
Labor and benefits	$17,973	20.6%	$14,530	17.4%
Equipment rents	833	1.0%	667	0.8%
Purchased services	17,384	19.9%	20,840	24.9%
Depreciation and amortization	7,990	9.2%	6,748	8.1%
Diesel fuel used in operations	9,263	10.6%	6,869	8.2%
Diesel fuel for sales to third parties	5,645	6.4%	5,385	6.4%
Casualties and insurance	2,266	2.6%	1,620	1.9%
Materials	4,107	4.7%	3,759	4.5%
Net loss (gain) on sale and impairment of assets	22	0.0%	(95)	-0.1%
Other expenses	7,744	8.9%	6,636	7.9%

Total operating expenses	$73,227	83.9%	$66,959	80.0%

Labor and benefits expense as a percentage of revenues increased to 20.6% in the quarter ended September 30, 2005, compared to 17.4% in the quarter ended September 30, 2004. In local currency, labor and benefits increased 15.6% in the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The increase was primarily due to an increase in employee costs associated with a transition of locomotive maintenance work from external contractors to in-house employees, an increase in employee wages, and the hiring and training of new locomotive drivers.

Purchased services decreased to 19.9% as a percentage of revenues in the quarter ended September 30, 2005, compared to 24.9% of revenues in the quarter ended September 30, 2004. In local currency, purchased services decreased 22.1% in 2005 compared to 2004. The decrease was due to a transition of locomotive maintenance from work external contractors to in-house employees, a decrease in the average number of contract locomotive drivers by 75 individuals compared with 2004, and a reduction in grain transfer costs.

Depreciation and amortization expense as a percentage of revenues, increased to 9.2% in the quarter ended September 30, 2005, compared to 8.1% in the quarter ended September 30, 2004. In local currency, depreciation and amortization increased 10.6% in 2005 compared to 2004. The increase was primarily due to higher depreciation related to an increase in capital expenditures during 2004 and 2005.

Diesel fuel used in operations increased to 10.6% of revenues in the quarter ended September 30, 2005, compared to 8.2% of revenues in the quarter ended September 30, 2004. In local currency, the cost of fuel used in operations increased 25.9% in 2005 compared to 2004 due to a 33.8% increase in fuel prices partially offset by a 5.5% reduction in fuel consumed due primarily to lower grain traffic.

Diesel fuel sold to third parties remained constant at 6.4% of revenues in the quarters ended September 30, 2005 and September 30, 2004. In local currency, the cost of diesel fuel sold to third parties decreased 2.1% in 2005 compared to 2004. The decrease was due to a 22.5% reduction in the volume of fuel sold partially offset by higher fuel prices.

Casualties and insurance increased to 2.6% of revenues in the quarter ended September 30, 2005, compared to 1.9% of revenues in the quarter ended September 30, 2004. In local currency, casualties and insurance increased 30.9% in 2005 compared to 2004. The increase was primarily due to additional restoration costs related to two derailments which occurred near Koolyanobbing, Western Australia in January 2005.

Materials expense as a percentage of revenues increased to 4.7% in the quarter ended September 30, 2005, compared to 4.5% in the quarter ended September 30, 2004. In local currency, materials expense increased 2.1% in 2005 compared to 2004. The increase was due to track related materials usage associated with rail grinding programs.

Other expenses as a percentage of revenues increased to 8.9% in the quarter ended September 30, 2005, compared to 7.9% in the quarter ended September 30, 2004. In local currency, other expenses increased 9.0% in 2005 compared to 2004. The increase was primarily due to an increase in track and crossing work performed for third parties.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating Revenues

Overview

Operating revenues were $282.1 million in the nine months ended September 30, 2005, compared to $223.7 million in the nine months ended September 30, 2004, an increase of $58.4 million, or 26.1%. The $58.4 million increase in operating revenues consisted of $22.3 million, $8.3 million, $1.9 million and $1.7 million in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $24.1 million, or 10.8%, in revenues on existing operations. As a result of the strengthening of the Canadian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the nine months ended September 30, 2005, was 11.2% more favorable than the rate for the quarter ended September 30, 2004, the $3.8 million impact of which should be considered in the following discussions of freight and non-freight operating revenues. The following table sets forth operating revenues by acquisitions and existing operations for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$208,659	$21,371	$187,288	$167,826	$40,833	24.3%	$19,462	11.6%
Non-freight revenues	73,414	$12,900	60,514	55,881	17,533	31.4%	4,633	8.3%

Total operating revenues	$282,073	$34,271	$247,802	$223,707	$58,366	26.1%	$24,095	10.8%

The $40.8 million increase in freight revenues consisted of $14.8 million, $4.9 million and $1.7 million in freight revenues from Rail Partners, TZPR and FCRD operations, respectively, and $19.4 million in freight revenues on existing operations. The $17.5 million increase in non-freight revenues consisted of $7.5 million, $3.4 million, $300,000 and $1.7 million in non-freight revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and $4.6 million in non-freight revenues on existing operations.

The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2005 and 2004:

Freight Revenues and Carloads Comparison by Commodity Group

Nine Months Ended September 30, 2005 and 2004

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	(Dollars in thousands, except average per car)
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Pulp & Paper	$42,282	20.3%	$29,710	17.7%	93,362	17.1%	70,171	14.9%	$453	$423
Coal, Coke & Ores	38,421	18.4%	34,440	20.5%	147,192	27.0%	144,051	30.6%	261	239
Lumber & Forest Products	26,020	12.5%	18,793	11.2%	72,505	13.3%	57,323	12.2%	359	328
Minerals & Stone	21,389	10.3%	16,695	9.9%	53,284	9.8%	44,850	9.5%	401	372
Metals	20,847	10.0%	17,078	10.2%	57,966	10.6%	53,940	11.5%	360	317
Petroleum Products	19,869	9.5%	18,251	10.9%	25,369	4.7%	24,301	5.2%	783	751
Chemicals & Plastics	15,799	7.6%	11,996	7.1%	29,868	5.5%	22,775	4.8%	529	527
Farm & Food Products	13,527	6.5%	11,387	6.8%	39,407	7.2%	27,058	5.8%	343	421
Autos & Auto Parts	5,248	2.5%	4,946	2.9%	10,866	2.0%	11,458	2.4%	483	432
Intermodal	1,561	0.7%	1,769	1.1%	3,577	0.7%	4,824	1.0%	436	367
Other	3,696	1.7%	2,761	1.7%	12,121	2.1%	9,711	2.1%	305	284

Total	$208,659	100.0%	$167,826	100.0%	545,517	100.0%	470,462	100.0%	382	357

The following table sets forth freight revenues by acquisitions and existing operations for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Pulp & Paper	$42,282	$6,716	$35,566	$29,710	$12,572	42.3%	$5,856	19.7%
Coal, Coke & Ores	38,421	1,744	36,677	34,440	3,981	11.6%	2,237	6.5%
Lumber & Forest Products	26,020	3,090	22,930	18,793	7,227	38.5%	4,137	22.0%
Minerals & Stone	21,389	1,838	19,551	16,695	4,694	28.1%	2,856	17.1%
Metals	20,847	1,815	19,032	17,078	3,769	22.1%	1,954	11.4%
Petroleum Products	19,869	614	19,255	18,251	1,618	8.9%	1,004	5.5%
Chemicals & Plastics	15,799	2,118	13,681	11,996	3,803	31.7%	1,685	14.0%
Farm & Food Products	13,527	2,880	10,647	11,387	2,140	18.8%	(740)	-6.5%
Autos & Auto Parts	5,248	25	5,223	4,946	302	6.1%	277	5.6%
Intermodal	1,561	—	1,561	1,769	(208)	-11.8%	(208)	-11.8%
Other	3,696	531	3,165	2,761	935	33.9%	404	14.6%

Total freight revenues	$208,659	$21,371	$187,288	$167,826	$40,833	24.3%	$19,462	11.6%

The following information discusses the material changes in commodity groups on existing freight revenues.

Pulp and paper revenues increased by $5.9 million of which $4.0 million was from our Canada Region consisting of $2.2 million from increased carloads and $1.8 million from rate and fuel escalation increases. Also contributing to the $5.9 million increase was $1.1 million from our Rail Link Region consisting of $700,000 from increased carloads and $400,000 from rate and fuel escalation increases, and $800,000 was from a net increase in all remaining Regions primarily due to rate and fuel escalation increases.

Coal, coke and ores revenues increased by $2.2 million from hauling carloads of coal, primarily for electricity generating facilities, of which $1.2 million was from our New York-Pennsylvania Region consisting of $200,000 from increased carloads and $1.0 million from rate and fuel escalation increases. Also contributing to the $2.2 million increase was $600,000 from our Utah Region primarily due to rate and fuel escalation increases and $400,000 from a net increase in all remaining Regions primarily due to rate and fuel escalation increases.

Lumber and forest products revenues increased by $4.1 million of which $2.4 million was from our Oregon Region consisting of $1.7 million from increased carloads and $700,000 from rate and fuel escalation increases. Also contributing to the $4.1 million increase was $1.0 million from our Rail Link Region consisting of $200,000 from increased carloads and $800,000 from rate and fuel escalation increases, $400,000 from our New York-Pennsylvania Region and $300,000 from our remaining Regions both primarily due to increased carloads.

Minerals & stone revenue increased by $2.9 million of which $1.1 million was from our Mexico Region consisting of $300,000 from increased carloads and $800,000 from rate increases. Also contributing to the $2.9 million increase was $600,000 from our Canada Region consisting of $200,000 from increased carloads and $400,000 from rate and fuel escalation increases, $400,000 from our Rail Link Region due to increased carloads, $600,000 from our New York-Pennsylvania and Oregon Regions and $200,000 from a net increase in all remaining Regions primarily due to rate and fuel escalation increases.

Metals revenue increased by $2.0 million of which $1.1 million was from our New York-Pennsylvania Region consisting of $1.5 million from rate and fuel escalation increases offset by $400,000 from decreased carloads. Also contributing to the $2.0 million increase was $600,000 from our Canada Region and $300,000 from our Oregon Region due to rate and fuel escalation increases.

Petroleum products revenue increased by $1.0 million of which $800,000 was from our Mexico Region consisting of $1.2 million from increased carloads offset by $400,000 from rate decreases. Also contributing to the $1.0 million increase was $200,000 from our Canada Region primarily due to increased carloads.

Chemicals & plastics revenues increased by $1.7 million of which $1.0 million was from our Canada Region consisting of $500,000 from increased carloads and $500,000 from rate and fuel escalation increases. Also contributing to the $1.7 million increase was $500,000 from our New York-Pennsylvania Region primarily from rate and fuel escalation increases.

Farm and food products revenue decreased by $700,000 of which $400,000 was from our Mexico Region primarily due to rate decreases and $300,000 was from our Canada Region primarily due to decreased carloads.

Total carloads were 545,517 in the nine months ended September 30, 2005 compared to 470,462 in the nine months ended September 30, 2004, an increase of 75,055 carloads, or 16.0%. The increase consisted of 64,482 carloads from Rail Partners, TZPR and FCRD operations, and an increase of 10,573 carloads, or 2.2%, from existing operations.

The overall average revenues per carload increased 7.0% to $382 in the nine months ended September 30, 2005 compared to $357 per carload in the nine months ended September 30, 2004 due to a combination of rate increases, fuel escalation pass-through clauses in transportation agreements and change in the mix of business.

Non-Freight Revenues

Non-freight revenues were $73.4 million in the nine months ended September 30, 2005, compared to $55.9 million in the nine months ended September 30, 2004, an increase of $17.5 million, or 31.4%. The $17.5 million increase in non-freight revenues consisted of $7.5 million, $3.4 million, $300,000 and $1.7 million in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $4.6 million, or 8.3%, in revenues on existing operations. The following table compares non-freight revenues for the nine months ended September 30, 2005 and 2004:

Non-Freight Revenues Comparison

Nine Months Ended September 30, 2005 and 2004

	2005	% of Total	2004	% of Total
	(Dollars in thousands)
Railcar switching	$36,066	49.1%	$28,866	51.7%
Car hire and rental income	11,932	16.3%	8,618	15.4%
Demurrage and storage	8,199	11.2%	5,114	9.2%
Car repair services	3,760	5.1%	4,119	7.4%
Other operating income	13,457	18.3%	9,164	16.3%

Total non-freight revenues	$73,414	100.0%	$55,881	100.0%

The following table sets forth non-freight revenues by acquisitions and existing operations for the nine months ended September 30, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$36,066	$5,067	$30,999	$28,866	$7,200	24.9%	$2,133	7.4%
Car hire and rental income	11,932	3,307	8,625	8,618	3,314	38.5%	7	0.0%
Demurrage and storage	8,199	1,451	6,748	5,114	3,085	60.3%	1,634	32.0%
Car repair services	3,760	141	3,619	4,119	(359)	-8.7%	(500)	-12.1%
Other operating income	13,457	2,934	10,523	9,164	4,293	46.8%	1,359	14.8%

Total non-freight revenues	$73,414	$12,900	$60,514	$55,881	$17,533	31.4%	$4,633	8.3%

The following information discusses the material changes in non-freight revenues on existing operations.

Railcar switching revenues increased $2.1 million primarily in our Rail Link and Mexico Regions due to a combination of new customers, rate increases, and higher volumes with existing customers.

Demurrage and storage revenues increased $1.6 million primarily in our Canada, Rail Link, Oregon and New York-Pennsylvania Regions.

Other operating income increased $1.4 million primarily due to increased terminal services in our Mexico Region and increased volumes at a coal transloading facility in our Illinois Region.

Operating Expenses

Overview

Operating expenses were $227.7 million in the nine months ended September 30, 2005, compared to $185.4 million in the nine months ended September 30, 2004, an increase of $42.3 million, or 22.8%. The increase was attributable to $22.3 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $20.0 million on existing operations. As a result of the strengthening of the Canadian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the nine months ended September 30, 2005, was 11.2% stronger than the rate for the nine months ended September 30, 2004. This appreciation had a $3.6 million negative impact on our operating expenses, which should be considered in the following discussions of operating expenses.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 80.7% in the nine months ended September 30, 2005 from 82.9% in the nine months ended September 30, 2004.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2005 and 2004:

Operating Expense Comparison

Nine Months Ended September 30, 2005 and 2004

	2005		2004
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(Dollars in thousands)
Labor and benefits	$89,833	31.8%	$77,897	34.8%
Equipment rents	25,286	9.0%	20,316	9.1%
Purchased services	18,778	6.7%	13,272	5.9%
Depreciation and amortization	17,717	6.3%	14,295	6.4%
Diesel fuel	27,523	9.8%	17,514	7.8%
Casualties and insurance	13,682	4.9%	11,958	5.3%
Materials	14,159	5.0%	11,144	5.0%
Net gain on sale and impairment of assets	(3,367)	-1.2%	(12)	0.0%
Other expenses	24,104	8.4%	18,983	8.6%

Total operating expenses	$227,715	80.7%	$185,367	82.9%

Labor and benefits expense was $89.8 million in the nine months ended September 30, 2005, compared to $77.9 million in the nine months ended September 30, 2004, an increase of $11.9 million, or 15.3%. The increase was attributable to $6.0 million in labor and benefits expense from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $5.9 million from existing operations. The increase from existing operations was primarily due to an increased number of employees, and regular wage and benefit increases. As a percentage of total revenues, labor and benefits decreased in 2005 to 31.8% from 34.8% in 2004.

Equipment rents were $25.3 million in the nine months ended September 30, 2005, compared to $20.3 million in the nine months ended September 30, 2004, an increase of $5.0 million, or 24.5%. The increase was attributable to $3.4 million in equipment rents from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $1.6 million from existing operations primarily due to car hire expense from increased freight shipments. As a percentage of total revenues, equipment rents decreased in 2005 to 9.0% from 9.1% in 2004.

Purchased services were $18.8 million in the nine months ended September 30, 2005, compared to $13.3 million in the nine months ended September 30, 2004, an increase of $5.5 million, or 41.5%. The increase was attributable to $2.6 million in purchased services from Rail Partners, TZPR, FCRD and Savannah Wharf operations and an increase of $2.9 million from existing operations of which approximately $1.2 million was due to terminal services in our Mexico Region, $500,000 was from our New York-Pennsylvania Region, and $400,000 was from our Illinois Region. As a percentage of total revenues, purchased services increased in 2005 to 6.7% from 5.9% in 2004.

Depreciation and amortization expense was $17.7 million in the nine months ended September 30, 2005, compared to $14.3 million in the nine months ended September 30, 2004, an increase of $3.4 million, or 23.9%. The increase was attributable to $2.8 million in depreciation and amortization from Rail Partners, TZPR, Savannah Wharf and FCRD operations and an increase of $600,000 from existing operations. As a percentage of total revenues, depreciation and amortization decreased in 2005 to 6.3% from 6.4% in 2004.

Diesel fuel expense was $27.5 million in the nine months ended September 30, 2005, compared to $17.5 million in the nine months ended September 30, 2004, an increase of $10.0 million, or 57.1%. The increase was attributable to $2.0 million from Rail Partners, TZPR, Savannah Wharf and FCRD operations and an increase of $8.0 million on existing operations. The $8.3 million increase on existing operations consisted of $7.4 million due to a 40.5% increase in the average price per gallon and $900,000 due to a fuel consumption increase. As a percentage of total revenues, diesel fuel increased in 2005 to 9.8% from 7.8% in 2004.

Casualties and insurance expense was $13.7 million in the nine months ended September 30, 2005, compared to $12.0 million in the nine months ended September 30, 2004, an increase of $1.7 million or 14.4%. The increase was attributable to $900,000 in casualties and insurance from Rail Partners, TZPR, Savannah Wharf and FCRD operations and $800,000 from existing operations. The increase from existing operations was primarily due to a $900,000 increase in derailment expense from our Mexico Region offset by a decrease of $200,000 in derailment expense on all other Regions, and a $200,000 increase in FELA and third party claims and insurance. As a percentage of total revenues, casualties and insurance decreased in 2005 to 4.9% from 5.3% in 2004.

Materials expense was $14.2 million in the nine months ended September 30, 2005, compared to $11.1 million in the nine months ended September 30, 2004, an increase of $3.0 million or 27.1%. The increase was attributable to $1.2 million in material from Rail Partners, TZPR, Savannah Wharf and FCRD operations, and an increase of $1.8 million on existing operations of which $900,000 was in our Canada Region due to increased track and equipment maintenance and the strengthening of the Canadian dollar compared to the U.S. dollar. As a percentage of total revenues, materials remained flat in 2005 at 5.0%.

Net gain on sale and impairment of assets was a gain of $3.4 million in the nine months ended September 30, 2005, compared to a gain of $12,000 in the nine months ended September 30, 2004, an increase of $3.4 million. The gain of $3.4 million in the nine months ended September 30, 2005, was attributable to the sale of 32 miles of track assets from an abandoned rail line in our New York-Pennsylvania Region.

Other expenses combined were $24.1 million in the nine months ended September 30, 2005, compared to $19.0 million in the nine months ended September 30, 2004, an increase of $5.1 million or 27.0%. The increase was attributable to $3.4 million from Rail Partners, TZPR, Savannah Wharf and FCRD operations and an increase of $1.7 million on existing operations. As a percentage of total revenues, all other expenses decreased in 2005 to 8.4% from 8.6% in 2004.

Interest Expense

Interest expense was $9.9 million in the nine months ended September 30, 2005, compared to $7.1 million in the nine months ended September 30, 2004, an increase of $2.8 million, or 39.7%, primarily due to higher outstanding debt resulting from the September 1, 2005 acquisition of Rail Partners.

Other Income (Expense), Net

Other expense, net in the nine months ended September 30, 2005, was $300,000 compared to other income of $200,000 in the nine months ended September 30, 2004, a decrease of $500,000. The decrease was primarily due to a non-cash exchange rate translation loss of $600,000 on U.S. dollar-denominated debt held in Mexico.

Income Taxes

Our effective income tax rate in the nine months ended September 30, 2005 was 27.8% compared to 39.0% in the nine months ended September 30, 2004. The decrease was attributable to an income tax credit enacted as part of the American Jobs Creation Act of 2004 which reduced tax expense by $4.9 million. The legislation provides for a credit against U.S. income taxes for track maintenance expenditures incurred from January 1, 2005 through December 31, 2007. The credit is equal to 50% of qualifying expenditures and is limited to $3,500 multiplied by the number of miles of U.S. railroad track we own or lease.

Equity in Net Income of International Affiliates

Equity earnings of international affiliates, net, were $7.4 million in the nine months ended September 30, 2005, compared to $11.2 million in the nine months ended September 30, 2004, a decrease of $3.8 million. Equity earnings in the nine months ended September 30, 2005, consisted of $7.0 million from Australian Railroad Group and $400,000 from South American affiliates. Equity earnings in the nine months ended September 30, 2004, consisted of $10.7 million from Australian Railroad Group and $500,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

Net income in the nine months ended September 30, 2005, was $39.3 million compared to net income of $30.4 million in the nine months ended September 30, 2004, an increase of $8.9 million or 29.1%. The increase in net income was the result of an increase in North American operations of $12.7 million, offset by a decrease in equity in net income of international affiliates of $3.8 million.

Basic Earnings Per Share increased by $0.36, or 29.0%, to $1.60 in the nine months ended September 30, 2005 from $1.24 in the nine months ended September 30, 2004. Diluted Earnings Per Share increased by $0.33, or 30.3%, to $1.42 in the nine months ended September 30, 2005 from $1.09 in the nine months ended September 30, 2004. Weighted average shares for basic and diluted were 24.6 million and 27.7 million, respectively, in the nine months ended September 30, 2005, compared to 24.1 million and 27.4 million, respectively, in the nine months ended September 30, 2004.

Supplemental Information – Australian Railroad Group

ARG is owned 50% by us and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar relative to the U.S. dollar in 2005, the average currency translation rate for the nine months ended September 30, 2005 was 5.0% more favorable than the rate for the nine months ended September 30, 2004, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

In the nine months ended September 30, 2005 and 2004, we recorded $7.0 million and $10.7 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2005 and 2004.

ARG Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Nine Months Ended September 30, 2005 and 2004

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	(U.S. dollars in thousands, except average per carload)
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Grain	$60,942	29.1%	$78,323	37.6%	148,697	20.8%	205,409	27.7%	$410	$381
Other Ores and Minerals	45,226	21.6%	43,798	21.0%	77,359	10.8%	82,033	11.1%	585	534
Iron Ore	42,526	20.3%	32,922	15.8%	166,459	23.3%	149,415	20.1%	255	220
Alumina	16,336	7.8%	14,589	7.0%	119,272	16.7%	117,921	15.9%	137	124
Bauxite	11,131	5.3%	9,245	4.4%	105,017	14.7%	92,352	12.5%	106	100
Hook and Pull (Haulage)	4,003	1.9%	1,279	0.6%	6,007	0.8%	6,257	0.8%	666	204
Gypsum	3,121	1.6%	2,659	1.3%	36,424	5.1%	37,587	5.1%	86	71
Other	25,798	12.4%	25,551	12.3%	56,513	7.8%	50,749	6.8%	456	503

Total	$209,083	100.0%	$208,366	100.0%	715,748	100.0%	741,723	100.0%	292	281

ARG’s freight revenues were $209.1 million in the nine months ended September 30, 2005, compared to $208.4 million in the nine months ended September 30, 2004, an increase of $700,000 or 0.3%. In local currency, freight revenues decreased 4.8% in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Total ARG carloads were 715,748 in the nine months ended September 30, 2005, compared to 741,723 in the nine months ended September 30, 2004, a decrease of 25,975, or 3.5%. The net decrease of 25,975 carloads resulted primarily from decreases in grain of 56,712 carloads due to smaller grain harvests in Western Australia and South Australia, a decrease in other ores and minerals of 4,674 carloads due to reduced production and haulage of coal, nickel, mineral sands and sulphur, and a decrease in gypsum of 1,163 carloads due to lower customer volume requirements. These declines were partially offset by an increase in iron ore of 17,044 carloads due to increased customer production in Western Australia and an increase in bauxite of 12,665 carloads due to increased customer production. All other commodities combined increased 6,865 carloads. Average freight revenues per carload increased from $281 to $292. In local currency, the average revenue per carload decreased 1.3% due principally to the change in mix of business.

ARG’s non-freight revenues were $48.7 million in the nine months ended September 30, 2005, compared to $39.4 million in the nine months ended September 30, 2004, an increase of $9.3 million or 23.5%. In local currency, non-freight revenues increased 16.6% in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The $9.3 million increase in non-freight revenues was primarily attributable to an increase in diesel fuel sales to third parties and a higher level of track and crossing work for third parties. The following table compares ARG’s non-freight revenues for the nine months ended September 30, 2005 and 2004:

Australian Railroad Group

Non-Freight Revenues Comparison

Nine Months Ended September 30, 2005 and 2004

	2005	% of Total	2004	% of Total
	(U.S. dollars in thousands)
Third party track access fees	$14,917	30.6%	$13,424	34.1%
Alice Springs to Darwin Line	$5,190	10.7%	4,855	12.3%
Other operating income	$28,549	58.7%	21,120	53.6%

Total non-freight revenues	$48,656	100.0%	$39,399	100.0%

ARG Operating Expenses

ARG’s operating expenses were $216.3 million in the nine months ended September 30, 2005, compared to $196.9 million in the nine months ended September 30, 2004, an increase of $19.3 million, or 9.8%. The following table sets forth a comparison of ARG’s operating expenses in the nine months ended September 30, 2005 and 2004:

Australian Railroad Group

Operating Expense Comparison

Nine Months Ended September 30, 2005 and 2004

	2005		2004
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(U.S. dollars in thousands)
Labor and benefits	$52,734	20.5%	$43,731	17.7%
Equipment rents	2,356	0.9%	2,198	0.9%
Purchased services	51,282	19.9%	60,165	24.3%
Depreciation and amortization	23,912	9.3%	19,845	8.0%
Diesel fuel used in operations	24,608	9.5%	18,895	7.6%
Diesel fuel for sales to third parties	17,401	6.7%	13,549	5.5%
Casualties and insurance	9,132	3.5%	6,418	2.6%
Materials	11,257	4.4%	10,611	4.3%
Net (gain) loss on sale and impairment of assets	(297)	-0.1%	376	0.1%
Other expenses	23,871	9.3%	21,141	8.5%

Total operating expenses	$216,256	83.9%	$196,929	79.5%

Labor and benefits expense as a percentage of revenues increased to 20.5% in the nine months ended September 30, 2005, compared to 17.7% in the nine months ended

September 30, 2004. In local currency, labor and benefits increased 14.4% in 2005 compared to 2004. The increase was primarily due to an increase in employee costs associated with a transition of locomotive maintenance work from external contractors to in-house employees, an increase in employee wages, and the hiring and training of new locomotive drivers.

Purchased services decreased to 19.9% of revenues in the nine months ended September 30, 2005, compared to 24.3% of revenues in the nine months ended September 30, 2004. In local currency, purchased services decreased 19.3% in 2005 compared to 2004. The decrease was due to a transition of locomotive maintenance work from external contractors to in-house employees, a decrease in the average number of contract drivers by 52 individuals compared with 2004, and a reduction in grain transfer costs.

Depreciation and amortization expense as a percentage of revenues, increased to 9.3% in the nine months ended September 30, 2005, compared to 8.0% in the nine months ended September 30, 2004. In local currency, depreciation and amortization increased 14.3% in 2005 compared to 2004. The increase was due to higher depreciation related to an increase in capital expenditures during 2004 and 2005.

Diesel fuel used in operations increased to 9.5% of revenues in the nine months ended September 30, 2005, compared to 7.6% of revenues in the nine months ended September 30, 2004. In local currency, the cost of fuel used in operations increased 21.3% in 2005 compared to 2004 due to a 33.4% increase in fuel prices partially offset by a 7.0% reduction in fuel consumed due to lower freight traffic.

Diesel fuel sold to third parties increased to 6.7% of revenues in the nine months ended September 30, 2005, compared to 5.5% of revenues in the nine months ended September 30, 2004. In local currency, the cost of diesel fuel sold to third parties increased 21.3% in 2005 compared to 2004. The increase was due to an increase in the volume of fuel sales to third parties and an increase in fuel prices.

Casualties and insurance increased to 3.5% of revenues in the nine months ended September 30, 2005, compared to 2.6% of revenues in the nine months ended September 30, 2004. In local currency, casualties and insurance increased 36.2% in 2005 compared to 2004. The increase was due to two major derailments in Western Australia near Kalgoorlie and flood damage to track and structures in southwest Western Australia.

Materials expense increased to 4.4% of revenues in the nine months ended September 30, 2005, compared to 4.3% of revenues in the nine months ended September 30, 2004. In local currency, materials expense increased 0.4% in 2005 compared to 2004.

Other expenses as a percentage of revenues increased to 9.3% in the nine months ended September 30, 2005, compared to 8.5% in the nine months ended September 30, 2004. In local currency, other expenses increased 7.0% in 2005 compared to 2004. The increase was due to a higher level of track and crossing work for third parties.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, we generated cash from operations of $50.5 million, paid $238.2 million, net of $4.9 million in cash received, for the acquisition of Rail Partners, paid $6.5 million additional purchase price for Genesee Rail-One, invested $22.0 million in capital assets, net of $2.9 million in state grants for track rehabilitation and construction, received $700,000 in cash from unconsolidated affiliates, received $4.1 million in proceeds from the disposition of assets and received $3.8 million in connection with employees exercising stock options and selling the underlying stock. We paid $1.6 million in debt issuance costs and $1.3 million for the purchase of treasury stock, and had a net increase in debt of $200.4 million during this same period primarily from borrowings of $243.0 million to fund the acquisition of Rail Partners, offset by using cash provided by operations of $42.6 million to reduce debt.

During the nine months ended September 30, 2004, the Company generated cash flow from operating activities of $40.4 million, invested $19.8 million in capital assets, net of $4.4 million in state grant funds received for track rehabilitation and construction, purchased $2.1 million of new rail properties, received $5.8 million in cash from unconsolidated international affiliates and received $2.8 million in connection with employees exercising stock options and selling the underlying stock. The Company paid $411,000 of dividends on the Company’s Redeemable Convertible Preferred Stock and reduced its debt by $29.8 million during this same period primarily by using cash provided by operations.

We originally budgeted approximately $29.5 million in capital expenditures in 2005, of which $23.7 million is for track rehabilitation, including the completion of the Homer City Branch, and $5.8 million is for equipment. In the third quarter of 2005 we budgeted an additional $4.3 million in capital expenditures primarily for the Rail Partners properties thereby increasing total budgeted capital expenditures to $33.8 million.

At September 30, 2005 we had long-term debt, including current portion, totaling $335.0 million, which comprised 46.4% of our total capitalization. At December 31, 2004 we had long-term debt, including current portion, totaling $132.2 million, which comprised 27.9% of our total capitalization.

We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations, together with amounts available under the credit facilities, will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Stock-based Compensation Plans

The Compensation and Stock Option Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan (the Plan). The Plan includes stock options, restricted stock and restricted stock units which for employees vest over three years and for directors, who are eligible for restricted stock or restricted stock units only, vest over their respective terms as directors.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payments (SFAS 123R). This statement requires companies recognize compensation expense equal to the fair value of share-based payments. SFAS 123R eliminates the use of the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), under which no compensation cost is recognized except for restricted stock.

We elected to adopt SFAS 123R in the third quarter of 2005. Prior to adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with the third quarter of 2005, we revised our statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as a cash outflow from operating activities and a cash inflow from financing activities.

U.S. Credit Facilities and Private Placement Debt

On July 26, 2005, we completed a private placement of $100.0 million 10-Year senior notes and $25.0 million floating rate 7-Year senior notes. The senior notes are unsecured but are guaranteed by substantially all of our U.S. subsidiaries. The $100.0 million senior notes bear interest at 5.36%, and the $25.0 million floating rate notes have a borrowing rate of LIBOR plus 0.70%. As of September 30, 2005, the $25 million floating rate notes had an interest rate of 4.35%. We used the proceeds of the senior notes to repay the $125.0 million 10-Year Floating Rate Notes issued in connection with the acquisition of Rail Partners.

As of September 30, 2005, our $225.0 million revolving loan, which matures in 2010, consisted of $84.0 million of outstanding debt, a letter of credit guarantee of $75,000 and $140.9 million of unused borrowing capacity. See Note 9 of our Form 10-K for the year ended 2004 for additional information regarding our credit facilities.

Mexican Financings

As of September 30, 2005, the aggregate amount outstanding on promissory notes (“Notes”) issued by our Mexican subsidiaries, GW Servicios S.A. (“Servicios”) and FCCM for the benefit of the International Finance Corporation (“IFC”) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. totaled $15.8 million.

The documentation related to the Notes contain certain financial and other covenants applicable only to FCCM and Servicios, including mandatory debt prepayments from excess free cash flow (as defined in the agreements) and restrictions on utilization of funds for capital expenditures, incurrence of debt, guarantees of obligations, sale of assets, lease of assets, creation of certain liens, payment of dividends and making distributions, transactions among FCCM and Servicios and other affiliates of GWI, entering into certain mergers, and revising or terminating FCCM’s rail concession with the government of Mexico. The Notes will continue to be secured by essentially all the assets of Servicios and FCCM, and a pledge of the Servicios and FCCM shares held by us.

The documentation obligates us to provide up to $8.9 million to Servicios (in addition to $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations. To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the amended agreements and as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess.

FCCM is not under default under the Note documents as a result of the damage associated with Hurricane Stan (see Note 12. to the Consolidated Financial Statements) but revenue and cash flow shortfalls, among other factors, may result in a default in the future.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to us. The term of the put option expires December 31, 2012.

Supplemental Information – North America

Free Cash Flow Description and Discussion – We view Free Cash Flow as an important financial measure of how well we are managing our assets. Subject to the limitations discussed below, Free Cash Flow is a useful indicator of cash flow that may be available for use by us. Free Cash Flow is defined as Net Cash Provided by Operating Activities less Net Cash Used in Investing Activities, excluding the Cost of Acquisitions. Key limitations of the Free Cash Flow measure include the assumptions that we will be able to refinance our existing debt when it matures and meet other cash flow obligations from financing activities, such as required amortization of debt. Free Cash Flow is not intended to represent, and should not be considered more meaningful than, or as an alternative to, measures of cash flow determined in accordance with Generally Accepted Accounting Principles.

The following table sets forth the reconciliation for Net Cash Provided by Operating Activities to Free Cash Flow:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Net cash provided by operating activities	$50,506	$40,379
Net cash used in investing activities	(261,907)	(15,803)
Cash used for acquisitions	244,704	2,124

Free cash flow	$33,303	$26,700

Impact of Foreign Currencies on Operating Revenues – In the nine months ending September 30, 2005, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

	Nine Months Ended September 30,
	2005			2004
	As Reported	Currency Translation Impact	Revenue Less Currency Impact	As Reported
	(Dollars in thousands)
U.S. Operating Revenues	$216,341	N/A	$216,341	$166,335
Canada Operating Revenues	37,920	3,821	34,099	33,633
Mexico Operating Revenues	27,812	845	26,967	23,739

Total Operating Revenues	$282,073	$4,666	$277,407	$223,707

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

The following table sets forth a reconciliation of ARG’s net cash provided by operating activities to its Free Cash Flow:

	Nine Months Ended September 30,
	2005	2004
	(U.S. dollars in thousands)
Net cash provided by operating activities	$36,763	$53,954
Net cash used in investing activities	(46,545)	(37,763)

Free cash flow	$(9,782)	$16,191

Impact of Foreign Currency on ARG’s Operating Revenues and Net Income – As of September 30, 2005, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:

	Nine Months Ended September 30,
	2005			2004
	As Reported	Currency Translation Impact	Less Currency Impact	As Reported
	(U.S. dollars in thousands)
Operating Revenues	$257,739	$13,355	$244,384	$247,765

Net Income	$13,913	$661	$13,252	$21,494

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During 2004, 2003 and 2002, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. Several interest rate swaps were terminated in November 2004 in conjunction with the debt refinancing. The remaining swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At September 30, 2005 and December 31, 2004, the notional amount under these agreements was $29.1 million and $32.8 million, respectively, and the fair value of these interest rate swaps was negative $621,000 and negative $1.1 million, respectively.

During 2005 and 2004, we purchased exchange rate options for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2005 and another expired in September 2005. The remaining options, which expire March 2006 and September 2006, respectively, give us the right to sell Mexican Pesos for U.S. Dollars at exchange rates of 13.64 and 12.52 Mexican Pesos to the U.S. Dollar, respectively. We paid up-front premiums of $20,000 for each of these options in the quarters ended March 31, 2005 and September 30, 2005, respectively. At September 30, 2005, the notional amount under exchange rate options was $3.6 million and the fair value was approximately $14,000.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings – As previously disclosed, we had been involved in litigation with Messrs. Chambers and Wheeler, who had filed a complaint against Genesee & Wyoming Inc. in the Delaware Chancery Court in a matter related to our purchase of certain of our Canadian operations. Additional information regarding this lawsuit is described on page 18 of our annual report on Form 10-K for the year ended December 31, 2004. On August 11, 2005, the court issued an opinion finding that the options had vested, and as a result, the plaintiffs’ motion for summary judgment should be granted and our motion for summary judgment should be denied. On September 14, 2005, the court issued an order relating to its prior opinion, requiring us to pay the plaintiffs $6.5 million in the aggregate rather than have the 270,000 options vest. In conjunction with the issuance of the court’s order, we and the plaintiffs agreed to waive any right to appeal the court’s order, and on September 15, 2005 we paid this amount. This payment was accounted for as contingent purchase price and increased goodwill on certain of our Canadian operations. The payment had no effect on our share count or immediate effect on our earnings.

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

ITEM 2(c). ISSUER PURCHASES OF EQUITY SECURITIES

On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of September 30, 2005, 11,500 shares of our common stock had been repurchased under this plan. The additional 4,177 shares of our common stock acquired by us result from employees using owned shares of our stock to cover the price of stock options they exercised during the period.

2005	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance June 30	15,677	$23.52	11,500	988,500
July 1 to July 31	—	—	—	988,500
August 1 to August 31	—	—	—	988,500
September 1 to September 30	—	—	—	988,500

Total	15,677	$23.52	11,500	988,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS

(a).	The exhibits in the accompanying Index to Exhibits on page 51 are filed or furnished as part of this Form 10-Q.

INDEX TO EXHIBITS

(10.1)	Second Supplement to the Note Purchase Agreement dated July 26, 2005 regarding $100,000,000 5.36% Series 2005-B Senior Notes due July 26, 2015 and $25,000,000 Floating Rate Series 2005-C Senior Notes due July 26, 2012 (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Report on Form 8-K filed with the Commission on August 1, 2005)

(23.1)	Consent of Independent Registered Public Accounting Firm

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

(32.1)	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: November 9, 2005	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: November 9, 2005	By:	/s/ James M. Andres
	Name:	James M. Andres
	Title:	Chief Accounting Officer and Global Controller