Form 10-K
period 2005-12-31
GENESEE & WYOMING INC
filed 2006-03-15
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934 For the Fiscal Year Ended December 31, 2005

or

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

Class A Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐ Yes    ☑ No

Aggregate market value of Class A Common Stock held by non-affiliates based on closing price on June 30, 2005, as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $421,075,058. Shares of Class A Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.

Shares of common stock outstanding as of the close of business on March 7, 2006:

Class	Number of Shares Outstanding
Class A Common Stock	37,325,678
Class B Common Stock	3,975,183

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the Annual Meeting of the Stockholders to be held on May 31, 2006 are incorporated in Part III hereof and made a part hereof.

2005 FORM 10K Genesee & Wyoming Inc.    1

Genesee & Wyoming Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2005

2    Genesee & Wyoming Inc. 2005 FORM 10K

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

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Annual Report on Form 10-K (Annual Report), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. These risks and uncertainties include those noted under the caption “Risk Factors” in Item 1A, as well as those noted in documents that we file from time to time with the Securities and Exchange Commission (the SEC), which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

■	our operations, competitive position, growth strategy and prospects;

■	industry conditions, including downturns in the general economy;

■	the effects of economic, political or social conditions and changes in foreign exchange policy or rates;

■	our ability to complete, integrate and benefit from acquisitions, joint ventures and strategic alliances;

■	the outcome of pending material transactions;

■	governmental policies affecting our railroad operations, including laws and regulations regarding environmental liabilities;

■	our funding needs and financing sources; and

■	the outcome of pending legal proceedings.

In light of the risks, uncertainties and assumptions associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Annual Report not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are taking advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document.

Information set forth in Item 1 as well as in Item 2 should be read in conjunction with Management’s Discussion and Analysis of Financial Conditions and Results of Operations in Item 7 and the discussion of risk factors in Item 1A.

2005 FORM 10K Genesee & Wyoming Inc.    3

PART I

Item 1.	Business

OVERVIEW

We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States. The company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. Since 1977, when Mortimer B. Fuller III purchased a controlling interest in the Genesee and Wyoming Railroad Company and became its Chief Executive Officer, we have completed 27 acquisitions, including the June 2005 acquisition from Rail Management Corporation (RMC) of substantially all of its railroad operations (collectively, Rail Partners). As of December 31, 2005, we owned, leased or operated 49 short line and regional freight railroads with approximately 9,300 miles of track and have access to more than 3,000 additional miles under track access arrangements. Based on track miles, we believe that we are the second largest operator of short line and regional railroads in North America.

RECENT DEVELOPMENTS – AUSTRALIA TRANSACTIONS

On February 13, 2006, we announced that we and Wesfarmers Limited (Wesfarmers) had entered into a definitive agreement to sell our Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited for approximately $956.0 million, plus certain closing adjustments estimated to be approximately $18.0 million (ARG Sale). The ARG Sale is subject to customary closing conditions, including certain Australian government approvals, and is expected to close in the second quarter of 2006. The buyers have made a deposit of approximately $66.0 million, which will be fully credited towards the purchase price. Simultaneous with the ARG Sale, we entered into an agreement to purchase Wesfarmers’ 50 percent-ownership of the remaining ARG operations, which are principally located in South Australia and the Northern Territory for approximately $15.0 million (GWA Purchase, collectively with the ARG Sale, the Australia Transactions). This business, which will be based in Adelaide, will be renamed Genesee & Wyoming Australia Pty Ltd (GWA) and will be a 100 percent-owned subsidiary that is reported on a consolidated basis in our financial statements. We anticipate approximately $205 million in after-tax cash proceeds from the ARG Sale. We currently intend to use a portion of the proceeds to: (i) fund the GWA Purchase and (ii) repay all debt outstanding under our $225 million senior revolving credit facility, the balance of which was $88 million as of December 31, 2005. We currently intend to use the remainder of the proceeds for general corporate purposes, including acquisitions.

All payment obligations related to the Australia Transactions are in Australian dollars, and have been converted to U.S. dollar amounts based on the Australian dollar to U.S. dollar exchange rate as of February 13, 2006 of 0.735 U.S. dollars per Australian dollar.

GROWTH STRATEGY

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

We derive our acquisition, investment and long-term lease opportunities from the following four sources:

■	rail lines of industrial companies, such as Bethlehem Steel Corporation, Mueller Industries, Inc. and Georgia-Pacific Corporation (GP);

■	branch lines of Class I railroads, such as Burlington Northern Santa Fe Corporation (BNSF) and CSX Corporation (CSX);

■	other regional railroads or short line railroads, such as RMC and Emons Transportation Group, Inc. (Emons); and

■	foreign government-owned railroads, such as those in Australia, that are being privatized or recently have been privatized.

From 1977 to 1997, we completed and integrated ten acquisitions in the United States. From 1997 to 2000, we acquired or made investments in seven railroads located outside the United States, including in South Australia (1997), Canada (1997), Mexico (1999), Western Australia (2000) and Bolivia (2000). From 2001 to 2004, we made six acquisitions in the United States and Canada, including South Buffalo Railway Company (South Buffalo) (2001); Emons (2002); Utah Railway Company (2002); a rail line leased from BNSF in Oregon (2002); Arkansas

4    Genesee & Wyoming Inc. 2005 FORM 10K

Louisiana & Mississippi Railroad Company, Chattahoochee Industrial Railroad and Fordyce and Princeton R.R. Co. (collectively, the GP Railroads), acquired from GP (December 2003); and Tazewell and Peoria Railroad, Inc. (TZPR), which commenced operations under a 20-year agreement to lease the assets of the Peoria and Pekin Union Railway (PPU) (November 2004). In 2005, we acquired Rail Partners, which included fourteen rail operations with locations in Florida, Alabama, Mississippi, Georgia, Arkansas, Texas, North Carolina, Tennessee, Kentucky and Wisconsin (June 2005). In addition, our subsidiary, First Coast Railroad Inc. (FCRD), commenced operations over a 31-mile rail line between Seals, Georgia and Fernandina, Florida under a 20-year lease agreement with CSX (April 2005).

We believe that additional acquisition opportunities in the United States exist among the over 500 short line and regional railroads operating approximately 42,000 miles of track, as well as additional lines expected to be sold or leased by Class I railroads. We also believe that there are additional acquisition candidates in Australia, Europe, Canada, South America and other markets outside the United States. We believe that we are well-positioned to capitalize on additional acquisition opportunities.

Our strategy of building regional rail systems through acquisitions is best illustrated by our original U.S. region, the New York-Pennsylvania Region. Starting with our original rail line, the Genesee & Wyoming, we have completed seven contiguous acquisitions since 1985, creating a regional railroad linking western New York with western Pennsylvania. Our recent acquisitions in this region include the South Buffalo, which we acquired from Bethlehem Steel Corporation in 2001, and a contiguous 17-mile rail line reaching a power plant in Homer City, Pennsylvania, which we acquired from CSX in 2004. From the year ended December 31, 1987, to the year ended December 31, 2005, we increased the annual revenues generated by our New York-Pennsylvania Region from $8.0 million to $61.3 million. The region has a diverse commodity base including coal, petroleum, auto parts, chemicals, pulp and paper, salt and steel.

In addition, the development of our Australia operations, ARG, as well as the recently announced agreement to sell the majority of ARG, demonstrate our ability to build a business and create shareholder value. Over the past several years, we have been sequentially building a rail business that operates across the Australian continent. In Australia, we: (1) entered the market through the acquisition of the previously government-owned rail system of South Australia in 1997; (2) secured a contract to operate iron ore supply rail-lines and in-plant rail operations for a steel mill in Whyalla, South Australia in 1999; (3) combined our South Australian railroad business with previously government-owned rail assets of Western Australia, which we acquired with Wesfarmers for $334.0 million in December 2000; (4) acquired an equity interest (2.0% at December 31, 2005) in a consortium that operates a rail line from Tarcoola in South Australia to Darwin in the Northern Territory of Australia in April 2001; and (5) added a significant new customer contract in New South Wales, on the east coast of Australia, in November 2003. For the year ended December 31, 2005, ARG generated $344.5 million in revenues. ARG’s principal commodities are grain and various ores and minerals that are destined for export markets, particularly Asia. Finally, on February 13, 2006, we announced the Australia Transactions.

OPERATING STRATEGY

We intend to increase our earnings and cash flow through the execution of our operating strategy for both our domestic and international operations. Our railroads operate under strong local management, with centralized administrative support and oversight. Our operations are conducted in nine regions. These regions are, in the United States: Illinois; New York-Pennsylvania; Oregon; Rail Link (which includes industrial switching and port operations in various geographic locations); and Utah, and outside the United States: Australia (50% owned); Bolivia (22.9% owned); Canada; and Mexico. In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as prerequisites for us to achieve our financial goals. At the regional level, our operating strategy consists of the following four principal elements:

■	Focused Regional Marketing. We build each regional rail system on a base of large industrial customers, grow that business through marketing efforts, and pursue additional revenues by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking, and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively.

■	Lower Operating Costs. We focus on lowering operating costs and have historically been able to operate acquired rail lines more efficiently than the companies and governments from whom we acquired these properties. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

■

Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the demands of our customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we rebuild older locomotives rather than purchase new locomotives, and invest in track at levels appropriate for traffic type and density. In addition, in some instances, we are able to obtain state and/or federal grants to rehabilitate track because of the

2005 FORM 10K Genesee & Wyoming Inc.    5

importance of certain of our customers and railroads to the regional economies where the tracks are located. Typically, we seek government funds to support investments that would not be economically viable for us to make on a stand-alone basis.

■	Continuous Safety Improvement. We believe that a safe work environment is essential for our employees and customers and the long-term success of our business. Each year we establish stringent safety targets. Through the execution of our safety program, we have reduced our injury frequency rate, measured as reportable injuries as defined by the Federal Railroad Administration (FRA), from 5.89 injuries per 200,000 man-hours worked in 1998 to 1.99 in 2005.

FINANCIAL STRATEGY

A significant portion of our management performance bonuses, at both the corporate and regional levels, is tied by formula to achieving return on capital targets. Starting with bonuses for 2002 performance, our Board of Directors adopted a new incentive compensation program, the Genesee Value Added Bonus Program, which is designed to create objective standards against which performance can be measured to determine whether we are operating in a manner that generates increased stockholder value. By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase earnings and cash flow. In addition, we require that each potential acquisition strictly adheres to our return on capital targets and that existing operations improve year-over-year financial returns.

INDUSTRY

According to the Association of American Railroads (AAR), there are 556 railroads in the United States operating over 140,246 miles of track. The AAR segments U.S. railroads into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $289.4 million in revenues, represent over 92% of total rail revenues. Regional and local railroads operate approximately 42,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local railroads combined account for approximately 8% of total rail revenues.

The following table shows the breakdown of U.S. railroads by classification.

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Track Miles Operated
Class I (1)	7	97,496	Over $289.4 million
Regional (2)	31	15,641	$40.0 to $289.4 million and/or 350 or more miles operated
Local	518	27,109	Less than $40.0 million and less than 350 miles operated

Total	556	140,246

(1)	Class 1 railroads include Canadian National Railway (CN), CSX, BNSF, Norfolk Southern (NS), Kansas City Southern Railway Company (KCS), Union Pacific (UP) and Canadian Pacific Railway (CP)

(2)	Includes groups of non-contiguous smaller railroads

Source: Association of American Railroads, Railroad Facts, 2005 Edition.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980, which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their long-haul core systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the customers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency, and avoid traffic losses associated with rail line abandonment.

Although the acquisition market is competitive in the railroad industry, we believe we will continue to find opportunities to acquire rail properties in the United States and Canada from Class I railroads, industrial companies, and independent local and regional railroads. We also believe we will continue to find additional acquisition opportunities in markets outside of the United States. For additional information, see the discussion under “Item 1A. Risk Factors.”

6    Genesee & Wyoming Inc. 2005 FORM 10K

NORTH AMERICAN OPERATIONS

As of December 31, 2005, we owned, leased or operated 45 short line and regional freight railroads with approximately 4,300 miles of track in the United States, Mexico and Canada.

North American Customers

Our North American operations served over 980 customers in 2005 compared with approximately 910 customers in 2004. Freight revenue from our ten largest North American freight revenue customers accounted for approximately 24%, 27% and 27% of our North American revenues in 2005, 2004 and 2003, respectively. As of December 31, 2005, four of our ten largest North American customers operated in the paper and forest products industry. In 2005 and 2004, our largest North American freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 8% of our North American revenues in these years. In 2003, our largest North American freight revenue customer was a coal-fired electricity generating plant, freight revenue from which accounted for approximately 5% of our North American revenues. We typically handle freight pursuant to transportation contracts among us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms as long as 20 years. These contracts establish price but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped.

North American Commodities

Our North American railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. The following table compares North American freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2005 and 2004:

North American Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2005 and 2004

(dollars in thousands, except average per carload)

	Freight Revenues				Carloads				Average Freight Revenue Per Carload
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Pulp & Paper	$59,401	21.0%	$40,486	17.9%	129,807	17.6%	94,340	14.9%	$458	$429
Coal, Coke & Ores	51,803	18.3%	45,126	19.9%	197,891	26.8%	191,038	30.2%	262	236
Lumber & Forest Products	35,336	12.5%	25,295	11.2%	98,087	13.3%	76,055	12.0%	360	333
Minerals & Stone	29,050	10.3%	22,294	9.9%	73,307	9.9%	59,197	9.3%	396	377
Metals	28,432	10.0%	23,464	10.4%	78,221	10.6%	73,412	11.6%	363	320
Petroleum Products	25,717	9.1%	24,465	10.8%	33,041	4.5%	32,401	5.1%	778	755
Chemicals-Plastics	21,481	7.6%	16,270	7.2%	40,434	5.5%	31,262	4.9%	531	520
Farm & Food Products	17,842	6.3%	16,203	7.2%	52,501	7.1%	40,520	6.4%	340	400
Autos & Auto Parts	6,584	2.3%	6,362	2.8%	13,600	1.8%	14,665	2.3%	484	434
Intermodal	2,151	0.8%	2,409	1.1%	4,805	0.7%	6,425	1.0%	448	375
Other	5,094	1.8%	3,891	1.6%	16,328	2.2%	14,034	2.3%	312	277

Totals	$282,891	100.0%	$226,265	100.0%	738,022	100.0%	633,349	100.0%	$383	$357

Commodity Group Description

The Pulp and Paper commodity group consists primarily of inbound shipments of pulp and outbound shipments of kraft and finished papers and container board.

The Coal, Coke and Ores commodity group consists primarily of shipments of coal to power plants and industrial customers.

The Lumber and Forest Products commodity group consists primarily of finished lumber, plywood, oriented strand board and particle board used in construction and furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.

The Minerals and Stone commodity group consists primarily of cement, gravel and stone used in construction, and salt used in highway ice control.

The Metals commodity group consists primarily of scrap metal, finished steel products and coated pipe.

2005 FORM 10K Genesee & Wyoming Inc.    7

The Petroleum Products commodity group consists primarily of fuel oil and crude oil.

The Chemicals-Plastics commodity group consists primarily of various chemicals used in manufacturing, particularly in the paper industry.

The Farm and Food Products commodity group consists primarily of sugar, molasses, rice and other grains and fertilizer.

The Autos and Auto Parts commodity group consists primarily of finished automobiles and stamped auto parts.

The Intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.

The Other commodity group consists of all freight moved not included in the commodity groups set forth above.

North American Non-Freight Revenues

The primary components of our North American non-freight revenues are as follows:

■	Railcar switching revenues, which include:

■	intra-plant switching revenues – revenues earned by providing services dedicated to the movement of railcars within industrial plants, and

■	intra-terminal switching revenues – revenues earned for the movement of customer railcars from one track to another track on the same railroad.

■	Car hire and rental services – charges paid by other railroads for use of our railcars for moving freight.

■	Demurrage and storage – charges to customers for holding or storing railcars.

■	Car repair services – charges for repairing freight cars owned by others, either under contract or in accordance with AAR rules.

■	Other operating income, which includes:

■	Haulage and trackage rights fees – charges to other railroads for running over our railroads;

■	terminal services – charges to customers for freight transfer and trucking services;

■	scrap metal sales; and

■	management fees – charges for managing railcars and rail-related facilities.

In 2005 and 2004, non-freight revenues constituted 26.6% and 25.5%, respectively, of our total North American operating revenues with railcar switching representing 48.5% and 51.0%, respectively, of total North American non-freight revenues. The following table compares North American non-freight revenues for the years ended December 31, 2005 and 2004:

North American Non-Freight Revenues Comparison

Years Ended December 31, 2005 and 2004

(dollars in thousands)

	2005	% of Total	2004	% of Total
Railcar switching	$49,683	48.5%	$39,539	51.0%
Car hire and rental income	16,328	15.9%	11,858	15.3%
Demurrage and storage	11,624	11.3%	7,533	9.7%
Car repair services	5,112	5.0%	5,460	7.0%
Other operating income	19,751	19.3%	13,129	17.0%

Total non-freight revenues	$102,498	100.0%	$77,519	100.0%

8    Genesee & Wyoming Inc. 2005 FORM 10K

North American Revenues By Geographic Area

The following table compares total North American revenues by geographic area for the years ended December 31, 2005 and 2004:

North American Revenues Comparison by Geographic Area

Years Ended December 31, 2005 and 2004

(dollars in thousands)

	2005	% of Total	2004	% of Total
Revenues:
United States	$299,440	77.7%	$226,521	74.6%
Canada	50,960	13.2%	44,008	14.5%
Mexico	34,989	9.1%	33,255	10.9%

Total operating revenues	$385,389	100.0%	$303,784	100.0%

For additional financial information with respect to each of our geographic areas, see Note 17 to our Consolidated Financial Statements set forth in Part IV, Item 15. of this Annual Report.

North American Traffic

Rail traffic shipped on our North American rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic provide us with a more stable source of revenue, because this traffic represents shipments to or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2005, revenues generated from overhead traffic constituted approximately 2.0% of our total North American revenues.

Seasonality of Operations

Typically, we experience relatively lower revenues in the first and fourth quarters of each year as the winter season and colder weather tend to reduce shipments of certain products, such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in the second and third quarters when weather conditions are more favorable. However, certain of our traffic, such as salt for road de-icing, often benefits from particularly cold weather.

North American Employees

As of December 31, 2005, our North American railroads and industrial switching locations had 2,332 full time employees. Of this total, 1,073 railroad employees are members of national labor organizations. Our North American railroads have 35 contracts with these national labor organizations, seven of which are currently in negotiations. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The RLA also contains detailed procedures that must be exhausted before a lawful work stoppage may occur. We have also entered into collective employee bargaining agreements with an additional 70 employees who are not represented by a national labor organization. We believe our relationship with our employees is good.

AUSTRALIA OPERATIONS (Equity Accounting)

ARG, which is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers, is reflected in our statement of income using the equity method of accounting. In the years ended December 31, 2005 and 2004, ARG contributed $9.5 million, or 18.9%, and $14.2 million, or 37.8%, respectively, of our total net income.

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

2005 FORM 10K Genesee & Wyoming Inc.    9

including AWR. ARG is also accredited to operate in all the mainland states of Australia, thereby providing ARG with the ability to provide rail freight service across the Australian continent. On February 13, 2006, we announced the Australia Transactions. For additional information on the Australia Transactions, please see Item 1. Business – Recent Developments – Australia Transactions.

Under the terms of the ARG shareholders’ agreement, neither shareholder has any capital commitment obligation, any obligation to fund ARG’s operations nor any obligation to purchase the shares of the other shareholder, but there are transfer restrictions that limit the ability of a shareholder to sell its shares in ARG to a third party. ARG finances its operations through internally generated cash and stand-alone Australian dollar debt which has no recourse to either shareholder. ARG has no plans to pay cash dividends, although in July 2004 ARG did repay the remaining outstanding balance on subordinated notes to the shareholders of $5.4 million each. According to the terms of the shareholders’ agreement, each shareholder has the right to appoint certain officers of ARG and half of the number of directors of ARG. Further, certain material and significant decisions require the unanimous consent of the board of ARG or both shareholders.

Australian Customers

ARG currently serves over 100 customers. A significant portion of ARG’s revenues is attributable to customers operating in the grain, ores, minerals and alumina industries. ARG’s ten largest customers accounted for approximately 72%, 74% and 70% of its revenues for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005 and 2004, ARG’s largest freight revenue customer was AWB Limited (AWB), a major marketer and the sole exporter of Australian wheat, which accounted for 17%, 25% and 20% of ARG’s revenues for the years ended December 31, 2005, 2004 and 2003. ARG typically ships freight under transportation contracts which vary from customer to customer including terms that range from one to up to 15 years, subject to certain review and extension provisions.

Australian Commodities

The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2005 and 2004:

Australian Railroad Group Freight Revenues and Carloads Comparison by Commodity Group

Years ended December 31, 2005 and 2004

(U.S. dollars in thousands, except average per carload)

	Freight Revenues				Carloads				Average Freight Revenue per Carload
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Grain	$80,974	28.8%	$101,987	36.6%	196,938	20.6%	265,712	27.0%	$411	$384
Other Ores and Minerals	61,072	21.7%	58,386	20.9%	104,067	10.9%	109,418	11.1%	587	534
Iron Ore	57,806	20.5%	45,536	16.3%	222,357	23.3%	201,613	20.5%	260	226
Alumina	21,913	7.8%	19,666	7.1%	159,689	16.7%	157,168	16.0%	137	125
Bauxite	14,749	5.2%	12,733	4.6%	140,034	14.7%	125,793	12.8%	105	101
Hook and Pull (Haulage)	6,474	2.3%	1,713	0.6%	9,753	1.0%	7,332	0.7%	664	234
Gypsum	3,961	1.4%	3,662	1.3%	46,679	4.9%	50,394	5.1%	85	73
Other	34,506	12.3%	35,256	12.6%	76,194	7.9%	67,891	6.8%	453	519

Total	$281,455	100.0%	$278,939	100.0%	955,711	100%	985,321	100.0%	294	283

Commodity Group Description

The Grain commodity group consists of wheat, barley, lupins, canola and oats, which are primarily destined for export markets.

The Other Ores and Minerals commodity group consists primarily of shipments of coal to power plants and refineries, nickel and minerals sands destined for export markets, and lime used in the resources industry.

The Iron Ore commodity group consists primarily of lump and fine ores destined for export markets and used in the domestic production of steel.

Alumina is a refined product destined for export markets.

Bauxite is a raw material used in the production of alumina.

10    Genesee & Wyoming Inc. 2005 FORM 10K

Hook & Pull service consists of various commodities shipped in containers on flat cars.

Gypsum is a raw material used in the production of plasterboard.

Other commodities consist primarily of caustic chemicals used in the production of alumina and various commodities in containers on flat cars.

Australian Non-Freight Revenues

ARG’s non-freight revenues consist of rail services such as track access fees charged to other railroads, services related to operation management of the Tarcoola to Darwin rail line, diesel fuel sales to other railroads and other ancillary revenues. The following table compares ARG’s non-freight revenues for the years ended December 31, 2005 and 2004:

Australian Railroad Group Non-Freight Revenues Comparison

Years Ended December 31, 2005 and 2004

(U.S. dollars in thousands)

	2005	% of Total	2004	% of Total
Third party track access fees	$20,104	31.9%	$21,208	38.8%
Tarcoola to Darwin Line	6,888	10.9%	6,557	12.0%
Other operating income	36,099	57.2%	26,943	49.2%

Total non-freight revenues	$63,091	100.0%	$54,708	100.0%

Australian Employees

As of December 31, 2005, ARG had 1,181 full-time employees. Of this total, approximately 66% are employed under collective bargaining agreements. In each of Western Australia and New South Wales, ARG has a collective enterprise bargaining agreement covering the majority of employees. During 2004, ARG renegotiated the Western Australia and New South Wales collective enterprise bargaining agreements, each of which has a term of approximately three years. In South Australia, ARG has one collective bargaining agreement that was renegotiated and became effective in April 2005. ARG believes its relationship with its employees is good.

NORTH AMERICAN SAFETY

Our safety program involves all employees and focuses on the prevention of accidents and injuries. The Senior Vice President of each region is accountable for the results of the program. Each region has a safety representative responsible for day-to-day program administration. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules, and governmental rules and regulations. We also participate in committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, measured as reportable injuries as defined by the FRA, per 200,000 man hours worked, was 1.99 and 2.01 in 2005 and 2004, respectively.

NORTH AMERICAN INSURANCE

We maintain insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions of up to $500,000 per occurrence. In addition, we maintain excess liability policies which provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under our liability policies. The property damage policies have self-insured retentions ranging from $100,000 to $500,000, depending on the category of incident.

Employees of our United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability insurance policies. Employees of our industrial switching business are covered under workers’ compensation policies.

We believe our insurance coverage is adequate in light of our experience and the experience of the rail industry.

2005 FORM 10K Genesee & Wyoming Inc.    11

NORTH AMERICAN COMPETITION

Each of our railroads is typically the only rail carrier directly serving our customers; however, our railroads compete directly with other modes of transportation, principally motor carriers, and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight we handle is transferred either to or from other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls, and permissible truck sizes and weights.

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

REGULATION

United States

Our U.S. railroads are subject to regulation by:

■	the Surface Transportation Board (STB),

■	the FRA,

■	state departments of transportation, and

■	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines, and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquiror of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA has jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications.

Canada

St. Lawrence & Atlantic Railroad (Quebec) is a federally regulated railroad and falls under the jurisdiction of the Canada Transportation Agency (CTA) and Transport Canada (TC) and is subject to the Railway Safety Act. The CTA regulates construction and operation of federally regulated railways, financial transactions of federally regulated railway companies, all aspects of rates, tariffs and services, and the transferring and discontinuing of the operation of railway lines. TC administers the Railway Safety Act which ensures that federally regulated railway companies abide by all regulations with respect to engineering standards governing the construction or alteration of railway works and the operation and maintenance standards of railway works and equipment.

Quebec Gatineau Railway and Huron Central Railway are subject to the jurisdiction of provincial governments of Quebec and Ontario, respectively. Provincially regulated railways only operate within one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Transport Commission of Quebec, while in Ontario, under the Short Line Railways Act, a license must be obtained from the Registrar of Short Line Railways. Construction, operation and discontinuance of operation are regulated, as well as railway services.

Acquisitions of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review under the Investment Canada Act (ICA), a federal statue which applies to the acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. In the case of an acquisition that is subject to review, the non-Canadian investor must observe a statutory waiting period prior to completion and satisfy the Minister responsible for the administration of the ICA that the investment will be of net benefit to Canada, considering certain evaluative factors set out in the legislation.

12    Genesee & Wyoming Inc. 2005 FORM 10K

Any contemplated acquisitions may also be subject to the provision of the Competition Act (Canada), which contains provisions relating to pre-merger notification as well as substantive merger provisions.

Australia

In Australia, regulation of rail safety is generally governed by state legislation and administered by state regulatory agencies. Regulation of access is governed by overriding federal legislation with state-based regimes operating in compliance with that legislation. ARG’s assets are therefore subject to the regulatory regimes governing safety in each of the states in which it operates. In addition, with respect to rail infrastructure access, ARG’s Australian assets are subject to state-based access regimes and Part IIIA of the Trade Practices Act 1974.

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

Assuming completion of the Australia Transactions, our ongoing interest in Australia will principally comprise the current South Australian and Northern Territory interests of ARG, which will be named Genesee & Wyoming Australia (GWA). GWA’s intrastate track (leased from the State of South Australia) will continue to be subject to South Australia’s access regime. GWA’s interstate access will continue in respect of the standard gauge tracks in South Australia, connecting standard gauge tracks in Victoria, and the Northern Territory. GWA will continue to be subject to the state rail safety legislation and regulatory agencies in those locations it does business.

Mexico

In Mexico, the Communications and Transport Department (SCT) has jurisdiction over, among other things:

■	policies and programs related to the railroad system;

■	the granting of concessions;

■	the regulation of the concessions and resolution of any issues regarding amendments or terminations to the concessions;

■	the regulation of tariff application; and

■	the imposition of sanctions when operators have not complied with the terms of a concession.

Our Mexican operation, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), is also subject to the Mexican Foreign Investments Law and the Federal Law of Economic Competition. The Foreign Investments Law governs the ownership of Mexican Railroads, such as our Mexican railroad, by foreign entities while the Law of Economic Competition is an antitrust statute.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters, and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Ministry of Transport and comparable agencies at the provincial level. In Mexico, these functions are administered at the federal level by the Secretary of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection, and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. There are no material environmental claims currently pending or, to our knowledge, threatened against us or any of our railroads. In addition, we believe our railroads operate in material compliance with current environmental laws and regulations. We estimate any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures.

In Mexico, FCCM was awarded a 30-year concession (expiring in 2029) to operate certain railways owned by the government-owned rail company. Under the terms of the concession agreement, the federal railway company remains responsible for remediation of all contamination that occurred prior to the execution date of the concession agreement.

The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired under the sale and purchase agreement by ASR contain contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to meet existing South Australian environmental standards which reflect the purpose for which the land was used at the date of the sale and purchase agreement.

2005 FORM 10K Genesee & Wyoming Inc.    13

AVAILABLE INFORMATION

We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996 and since September 27, 2002, our shares have been listed on the New York Stock Exchange. Our principal executive offices and corporate headquarters are located at 66 Field Point Road, Greenwich, Connecticut, 06830, and our telephone number is (203) 629-3722.

Our Internet address is www.gwrr.com. We make available free of charge, on or through our Internet web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the SEC. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website.

Our website also contains hyperlinks to charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics.

The information regarding our website and its content is for your convenience only. The information contained on or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

Item 1A.	Risk Factors

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements, including the risks described below and the risks identified in other documents which are filed or furnished with the SEC.

GENERAL RISKS ASSOCIATED WITH OUR BUSINESS

If we are unable to consummate additional acquisitions or investments, we may not be able to successfully implement our growth strategy.

Our growth strategy is based on the selective acquisition, development and investment in rail properties, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

■	the availability of suitable opportunities;

■	the level of competition from other companies that may have greater financial resources;

■	our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments;

■	our ability to identify and enter into mutually beneficial relationships with venture partners; and

■	the availability of management resources to oversee the integration and operation of the new businesses.

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

We have experienced significant growth through acquisitions and we expect to continue to grow through additional acquisitions. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate the acquired companies or businesses successfully. The process of combining acquired businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

■	loss of key employees or customers;

■	possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

■	failure to maintain the quality of services that have historically been provided;

14    Genesee & Wyoming Inc. 2005 FORM 10K

■	failure to integrate employees of rail lines acquired from Class I railroads, governments or other entities into the our regional railroad culture;

■	failure to coordinate geographically diverse organizations; and

■	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies, and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of our management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates which are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses, operating losses or problems in the business unrelated to these acquisitions.

Most of our recent and material acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. For our two most recently completed material acquisitions, the GP Railroads and Rail Partners acquisition, other than certain representations related to fundamental matters, such as ownership of capital stock, most of the representations made by the sellers have expired in the case of GP or will expire on or before June 2008 in the case of Rail Partners. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our financial condition and operating results.

We may need additional capital to fund our acquisitions. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which would impair the execution of our growth strategy.

Since 1996, we have acquired interests in 40 railroads, the majority of which were for cash. As of December 31, 2005, we had undrawn revolver capacity of approximately $135 million available for acquisitions or other activities. We intend to continue to review acquisition candidates and potential purchases of railroad assets, and to attempt to acquire companies and assets that meet our investment criteria. We expect that, as in the past, we will pay cash for some or the entire purchase price of any acquisitions or purchases that we make. Depending on the number of acquisitions or purchases and the prices of the acquisitions, we may not generate enough cash from operations to pay for the acquisitions or purchases. We may, therefore, need to raise substantial additional capital to fund our acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which could impair the execution of our growth strategy.

Because we depend on Class I railroads and other connecting carriers for our North American operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

The railroad industry in the U.S. and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2005, more than 85% of our total carloads in North America were interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers or cease certain freight movements, could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which Class I carrier made such a decision and which of our routes were affected.

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

2005 FORM 10K Genesee & Wyoming Inc.    15

Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators. We lease several railroads from Class I carriers under long term lease arrangements, which collectively accounted for approximately 13% of our 2005 revenues. In addition, we own several railroads that also lease portions of the track or right of way upon which they operate from Class I railroads. Failure of our railroads to comply with the terms of these leases and agreements in all material respects could result in the loss of operating rights with respect to those rail properties, which would adversely affect our operating results, financial condition and liquidity. Because we depend on Class I carriers for our U.S. and Canadian operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with those carriers deteriorate.

Approximately 63% of our Mexican revenues originate and terminate on FCCM’s railroad and FCCM is dependent on its relationship with Ferrosur S.A. de C.V. (Ferrosur), the connecting carrier, for the remainder of its revenues. To the extent that we experience service or other commercial disruptions with Ferrosur, our ability to serve existing customers and expand our business will suffer. In November 2005 Grupo Mexico, the majority owner of Ferrocarril Mexicano S.A. de C.V. (Ferromex), which is one of the largest railroads in Mexico and principally operates in the north and western parts of Mexico, announced that it intended to acquire Ferrosur. The transaction is subject to review by the Mexican Commission on Competition, which rejected a similar transaction in 2002. In addition, Kansas City Southern de Mexico, which operates between Ferromex and Ferrosur and in the north eastern part of Mexico, has commenced legal proceedings to prevent the transaction from closing. We are still evaluating the potential commercial impact of this transaction on FCCM, which may result in increased costs to FCCM or limitations on FCCM’s ability to access traffic originating or terminating on KCS-Mexico’s network.

Our North American operations are dependent on our ability to obtain railcars and locomotives from other providers.

Much of the freight transported by our U.S. and Canadian railroads moves on railcars supplied by other independent providers pursuant to short-term arrangements. In 2005, approximately 88% of our railcars were leased. If the number of railcars supplied by such other rail providers is insufficient, or if the cost of obtaining these railcars increases, we might not be able to obtain replacement railcars on favorable terms or at all and shippers may seek alternate forms of transportation. In addition, in some cases we use third-party locomotives to provide transportation services to our customers. Without these third-party locomotives, we would need to invest additional capital in locomotives.

We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.

Each of our railroads is typically the only rail carrier directly serving our customers. Our railroads, however, compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while we must build and maintain our network. If the scope and quality of these alternative methods of transportation are materially increased, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, we could suffer a material adverse effect on our operating results, financial condition and liquidity.

We are also subject to geographic and product competition. For example, a customer could shift production to a region where we do not have operations or could substitute one commodity for another commodity that is not transported by rail. In either case, we would lose a source of revenues, which could have a material adverse effect on our operating results, financial condition and liquidity.

The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because approximately 86% of our carloads involve interchange with another carrier, we have only limited control over the total price, transit time or quality of such service. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate, or legislation granting materially greater latitude for other modes of transportation, could have a material adverse effect on our operating results, financial condition and liquidity.

It is difficult to quantify the potential impact of competition on our business, since not only each customer, but also each customer location and each product shipped from such location is subject to different types of competition.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations could have a material adverse effect on our operating results, financial condition and liquidity.

We are subject to governmental regulation in the U.S. by a significant number of federal, state and local regulatory authorities, including the STB, the FRA and state departments of transportation, with respect to our rail -

16    Genesee & Wyoming Inc. 2005 FORM 10K

road operations and a variety of health, safety, labor, environmental and other matters. We are also subject to regulatory authorities in the other countries in which we operate. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity. In addition, governments may change the regulatory framework within which we operate without providing us with any recourse for any adverse effects that the change may have on our operating results, financial condition or liquidity. Also, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, and we may not continue to be able to do so.

We could incur significant costs for violations of, or liabilities under, environmental laws and regulations.

Our railroad operations and real estate ownership are subject to extensive foreign, federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. We may incur environmental liability from conditions or practices at properties previously owned or operated by us, properties leased by us, and other properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned by us. Under some environmental statutes, such liability may be without regard to whether we were at fault, and may also be “joint and several,” whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.

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

We are a party to collective bargaining agreements with various labor unions in the United States, Mexico, Australia, Canada and Bolivia. In North America, we are party to 35 contracts with national labor organizations. We are currently engaged in negotiations with respect to seven of those agreements. We have also entered into employee bargaining agreements with an additional 70 employees who represent themselves. In each of Western Australia, South Australia and New South Wales, ARG has a collective enterprise bargaining agreement covering the majority of employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which in either case could materially adversely affect our operating results, financial condition and liquidity. We are also subject to the risk of the unionization of our non-unionized employees which could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, work interruptions may be threatened which could cause customers to seek other transportation alternatives, with a corresponding adverse financial impact.

If we are unable to employ a sufficient number of skilled workers, our operating results, financial condition and liquidity may be materially adversely affected.

We believe that our success depends upon our ability to employ and retain skilled workers that possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions, often resulting in a high employee turnover rate when compared to many other industries. In addition, our ability to expand our operations depends in part on our ability to attract and retain skilled workers. Since 2003, our revenue has increased 57.4%. Over the same period, our annual average number of North American employees has increased 24% from 1,819 for 2003 to 2,260 for 2005. Within the next seven years, we estimate approximately 12% of the current workforce will become eligible for retirement. Approximately two-thirds of these workers hold key operating positions, such as conductors, engineers, and mechanics. In addition, the demand for workers with these types of skills has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and our growth potential could be impaired, each of which could have a material adverse effect on our operating results, financial condition and

2005 FORM 10K Genesee & Wyoming Inc.    17

liquidity. For example, a $1.00 per hour increase in wage rates for the average number of U.S. hourly employees during 2005 principally involved in operating activities would have increased annual labor expenses by approximately $3.2 million.

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

Fuel costs constitute a significant portion of our total operating expenses. Fuel costs for fuel used in operations were approximately 12.2% and 10.0% of our operating expenses for the years ended December 31, 2005 and 2004, respectively. Fuel costs for fuel used in operations were approximately 11.8% and 10.0% of ARG’s operating expenses for the years ended December 31, 2005 and 2004, respectively. Fuel prices and supplies are influenced significantly by factors beyond our and ARG’s control, such as international political and economic circumstances. In the United States and Canada, through certain of our contractual relationships with certain Class I railroads, we are partially compensated for increases in fuel costs through fuel surcharges. For instance, for the year ended December 31, 2005, average fuel prices increased by approximately 36.4%. Through the use of fuel surcharges in the U.S., we were able to pass through approximately 73% of this increase, excluding fuel surcharges associated with acquisitions. If Class I railroads change their policies regarding fuel surcharges, if diesel fuel prices increase dramatically or if a fuel supply shortage were to arise from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our and ARG’s operating results, financial condition and liquidity.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.

In North America, the freight revenue from our ten largest North American freight revenue customers accounted for approximately 24%, 27% and 27% of our operating revenues in 2005, 2004 and 2003, respectively. In 2005 and 2004, our largest North American freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 8% of our North American revenues in these years. In 2003, our largest North American freight revenue customer was a coal-fired electricity generating plant, freight revenue from which accounted for approximately 5% of our North American revenues. ARG’s ten largest customers accounted for approximately 72%, 74% and 70% of its operating revenues in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, ARG’s largest customer was AWB, which accounted for approximately 17%, 25% and 20% respectively, of ARG’s operating revenues. The loss of one or more of our or ARG’s largest customers or the loss or material modification of one or more key contracts with such customers could have a material adverse effect on our operating results, financial condition and liquidity.

Our results of operations are susceptible to downturns in the general economy.

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

Our results of operations are susceptible to severe weather conditions and other natural occurrences.

We are susceptible to adverse weather conditions, including floods, fires, hurricanes, droughts, earthquakes and other natural occurrences. For example:

■	Mexico’s revenues were reduced in 2005 as a result of the impact of Hurricane Stan;

18    Genesee & Wyoming Inc. 2005 FORM 10K

■	ARG’s revenues may be reduced as a result of droughts (drought conditions during the 2002 growing season resulted in a significant reduction in ARG’s grain shipments in 2003) or as a result of flash floods, which could damage our tracks and impact our operations;

■	Our minerals and stone revenues, which include salt, may be reduced by snow-free and ice-free winters in the Northeastern United States, which lessens demand for road salt.

Bad weather and natural disasters, such as blizzards in eastern Canada and the Northeastern United States and hurricanes in Mexico and the Southeastern United States could cause a shutdown or substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. In addition, even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. Such weather conditions could cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results, financial conditions and liquidity. Furthermore, our expenses could be adversely impacted by weather, including, for example, higher track maintenance and overtime costs in the winter in our New York-Pennsylvania and Canada Regions or possible track repairs related to washouts in Mexico during the rainy season.

The development of some of our business could be hindered if we fail to maintain satisfactory working relationships with our joint venture partners or other investors.

We conduct some of our operations through joint ventures in which we own a significant, but less than a controlling, ownership interest. In particular, we own a 50% interest in ARG and a 22.89% interest in our Bolivian operations. In these operations, we do not have control over the operations of the venture. The particular corporate governance provisions affecting our interests vary from venture to venture, but in general, we must obtain the cooperation of other investors in the venture in order to implement and expand upon our business strategies. Any failure to maintain satisfactory working relationships with these other investors or the need to expend significant management resources and time to align our interests with the interests of these partners could result in a material adverse effect on our operating results, financial condition and liquidity.

Certain of our capital projects and foreign operations may be impacted by our relationships with government entities.

Certain of our existing capital projects are, and certain of our future capital projects may be, at least partially dependent on our ability to obtain government funding. Within the United States, during 2005, we previously obtained funds for seven separate projects, which were funded by federal, state and municipal agencies. These funds represented 11.6% of our capital expenditures in the United States. Government funding for our projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate future funding availability. In addition, competition for government funding from other short line railroads, Class I railroads, infrastructure and other companies is significant and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements.

Our credit facilities contain numerous covenants that impose certain restrictions on the way we operate our business.

Our credit facilities contain covenants imposing restrictions on our ability to, among other things:

■	incur additional debt;

■	create liens on our assets;

■	make certain types of investments;

■	repurchase shares or pay dividends;

■	make expenditures for capital projects;

■	merge or consolidate with others;

■	effect non-ordinary course asset acquisitions;

■	dispose of assets or use asset sale proceeds;

■	enter into sale and leaseback transactions; and

■	enter into transaction with affiliates;

Our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities could result in events of default under the credit facilities, which, if not cured or waived, could permit acceleration of our indebtedness, allowing our senior lenders to foreclose on our assets.

2005 FORM 10K Genesee & Wyoming Inc.    19

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

General

We are subject to the risks of doing business in foreign countries.

Some of our significant subsidiaries transact business in foreign countries, namely in Canada and Mexico, and we have equity investments in Australia and Bolivia. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

■	adverse renegotiation or modification of existing agreements or arrangements with governmental authorities,

■	adverse changes or greater volatility in the economies of those countries,

■	adverse effects of currency exchange controls,

■	adverse currency movements that make goods produced in those countries which are destined for export markets less competitive,

■	adverse changes to the regulatory environment of those countries,

■	adverse changes to the tax laws and regulations of those countries,

■	restrictions on the withdrawal of foreign investment and earnings,

■	the nationalization of the businesses that we operate,

■	the actual or perceived failure by us to fulfill commitments under concession agreements,

■	the potential instability of foreign governments, including from domestic insurgency, and

■	the challenge of managing a culturally and geographically diverse operation.

Because some of our significant subsidiaries and affiliates transact business in foreign currencies, and because a significant portion of our net income comes from the operations of our foreign subsidiaries, future exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.

Our operations in Mexico and Canada accounted for 9.1% and 13.2% of consolidated revenues, respectively, and ARG accounted for 18.9% of consolidated net income for the year ended December 31, 2005. The results of operations of our foreign operations are reported in the local currency – the Australian dollar, the Canadian dollar and the Mexican peso – and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the U.S. dollar can impact our results. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. For instance, in the year ended December 31, 2005, the Australian dollar, the Canadian dollar and the Mexican peso appreciated 3.5%, 9.9% and 3.6%, respectively, relative to the U.S. dollar.

In addition, as a result of U.S. dollar denominated intercompany debt between our Mexican subsidiaries, we are subject to increased non-cash expense when the Mexican peso appreciates. For the year ended December 31, 2005, these non-cash expenses totaled $750,000. The functional currency of our Bolivian operations is the U.S. dollar. We cannot assure that we will be able to effectively manage our exchange rate risks and the volatility in currency exchange rates may have a material adverse effect on our operating results, financial condition and liquidity. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Failure to meet concession commitments with respect to operations of our rail lines could result in the loss of our investment and a related loss of revenues.

We have entered into long-term concession and/or lease agreements with governmental authorities in Mexico, Bolivia, South Australia and Western Australia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service,

20    Genesee & Wyoming Inc. 2005 FORM 10K

price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. Our failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement and the related revenues and income. Our operations in Mexico accounted for 9.1% of consolidated revenues, and our interest in ARG and Bolivia accounted for 18.9% and 1.2%, respectively of consolidated net income for the year ended December 31, 2005.

ARG-related Risks

Australia’s open access regime could lead to additional competition for ARG’s business and decreased revenues and profit margins.

Australia’s open access regime could lead to additional competition for ARG’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third party rail operators to gain access to ARG’s railway infrastructure, and in turn governs ARG’s access to track owned by others. Access charges are paid for access onto the track of other companies, and access charges under state and federal regimes continue to evolve because privatization of railways in Australia is recent. Where ARG pays access fees to others, if those fees were increased, ARG’s operating margins could be negatively affected. In addition, if the federal government or respective state regulators were to alter a regulatory regime or determine that access fees charged to current or prospective third party rail freight operators by ARG did not meet competitive standards, then ARG’s income from those fees could be negatively affected.

When ARG operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where ARG operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Either risk could affect ARG’s operating results, financial condition and liquidity.

ARG may be adversely affected by unfavorable conditions in the Australian agricultural industry because a substantial portion of ARG’s railroad traffic consists of agricultural commodities.

ARG derives a significant portion of its rail freight revenues from shipments of grain. For the years ended December 31, 2005, 2004 and 2003, grain shipments generated 23.5%, 30.6% and 24.5%, respectively, of ARG’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material adverse effect on ARG’s operating results, financial condition and liquidity. For example, drought conditions during the 2002 growing season resulted in a significant reduction in ARG’s grain shipments in 2003. In addition, ARG’s largest freight customer, AWB, is the subject of a government investigation and may lose its exclusive exporter status. If AWB loses its sole exporter status, under certain circumstances, it has the right to re-negotiate the terms of the contracts with ARG, which could affect ARG’s operating results, financial condition and liquidity.

ARG may be subject to significant additional expenditures in order to comply with Commonwealth and/or state regulations.

In addition to the open access requirements described above, other aspects of rail operation are regulated, safety in particular, on both a Commonwealth and a state-by-state basis. ARG has received safety regulatory approval to operate on Commonwealth-owned track, in the Northern Territory and in all mainland states. Changes in safety regulations or other regulations or the imposition of new regulations or conflicts among state and/or Commonwealth regulations could require ARG to make significant expenditures and to incur significant expenses in order to comply with these regulations.

Australia Transactions-Related Risks

The closing of the Australia Transactions are subject to certain risks.

The ARG Sale and our GWA Purchase are subject to customary closing conditions, including certain approvals from the States of Western Australia and South Australia, approval of the Foreign Investment Review Board, approval of the Australian Competition and Consumer Commission and approvals of the Rail Safety Regulators in Western and South Australia. Accordingly, we cannot predict when these approvals will be obtained, or the timing of the closing of these transactions. In addition, the purchasers in the ARG Sale transaction may not be able to satisfy their obligations to complete the transaction within the deadlines specified in the relevant agreements, although the purchasers would generally forfeit their right to the return of the deposit as a result. Due to these uncertainties, we can offer no assurance that the transactions will be consummated as planned and any delays associated with transactions could impose additional costs upon us, which could adversely affect our financial condition and operating results and reduce the expected benefits associated with these transactions. Moreover,

2005 FORM 10K Genesee & Wyoming Inc.    21

failure to close the Australia Transactions, under certain circumstances, may lead to an adverse perception of ARG by its employees, customers or suppliers, which could have a material adverse effect on ARG’s financial condition, operating results and cash flow.

Assuming the closing of the Australia Transactions, GWA will be subject to several contractual restrictions on its ability to compete.

The regulatory risks applicable to ARG under “ARG-related Risks” are generally applicable to GWA as well. In addition, as part of the ARG Sale, GWA will be subject to (a) a five-year non-compete in the State of Western Australia, the Melbourne to Adelaide corridor and certain areas within the State of New South Wales currently served by ARG; (b) a right of first refusal for the benefit of Queensland Rail on the sale of (i) GWA or a majority of the ownership of GWA, (ii) a number of high horse-power locomotives and intermodal wagons owned or operated by GWA and (iii) assets of GWA’s yard and facilities at Port Augusta; and (c) a restriction on hiring of ARG employees who remain employed by ARG after the closing. These contractual restrictions may place limits on our ability to grow GWA’s business, which could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Genesee & Wyoming, through our subsidiaries and unconsolidated affiliates, currently has interests in 49 short line and regional freight railroads, of which 41 are located in the United States, three are located in Canada, three are located in Australia, one is located in Mexico and one is located in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the seller, and our holdings of such property are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by our railroads. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track and the underlying land.

Our railroads operate over approximately 9,300 miles of track that is owned, jointly-owned or leased by us or our affiliates. We or our affiliates’ railroads also operate, through various trackage rights agreements, over more than 3,000 miles of track that is owned or leased by others. The track miles listed below exclude 747 miles of sidings located in the U.S. (584 miles), in Canada (87 miles) and in Mexico (76 miles).

22    Genesee & Wyoming Inc. 2005 FORM 10K

The following table sets forth certain information as of December 31, 2005 with respect to our railroads:

Railroad and Location	Year Acquired	Track Miles	Notes	Structure	Connecting Carriers(1)
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York	1899	26	(2)	Owned	CP, DMM, RSR, NS, CSX
The Dansville & Mount Morris Railroad Company (DMM) New York	1985	8	(2)	Owned	GNWR
Rochester & Southern Railroad, Inc. (RSR) New York	1986	50	(3)	Owned	BPRR, CP, GNWR, CSX
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	(4)	Owned/Leased	UP, BNSF
Bradford Industrial Rail, Inc. (BR) Pennsylvania	1988	4	(5)	Owned	BPRR,
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	1988	338	(6)	Owned/Leased	ALY, BR, CN, CP, CSX, NS, PS, RSR, AVR
Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	1992	130	(7)	Owned	BPRR, NS, CSX
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	184	(8)	Leased	UP, PNWR, HLSC
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	287	(9)	Owned/Leased	BNSF, UP, WPRR, POTB
Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	1996	160	(10)	Owned/Leased	BPRR, NS
Illinois & Midland Railroad, Inc. (IMR) Illinois	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP
Commonwealth Railway, Inc. (CWRY) Virginia	1996	17	(12)	Owned/Leased	NS
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	(13)	Leased	NS, CSX
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	23	(14)	Leased	UP, BNSF, TM
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	20	(15)	Owned/Leased	CSX, NS
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	(16)	Leased	CSX, NS
South Buffalo Railway (SB) New York	2001	54	(17)	Owned	BPRR, CSX, NS CP, CN
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	2002	168	(18)	Owned	GRS, SLQ
York Railway Company (YRC) Pennsylvania	2002	42	(18)	Owned	CSX, NS
Utah Railway Company (URC) Utah	2002	47	(19)	Owned	UP, BNSF
Salt Lake City Southern Railroad Company (SLCS) Utah	2002	2	(20)	Owned	UP, BNSF
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	(21)	Owned	CSX, NS
Arkansas Louisiana and Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	52	(21)	Owned	UP, KCS
Fordyce & Princeton Railroad Company (F&P) Arkansas	2003	57	(21)	Owned	UP, KCS
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW, IAIS, IMRR
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	31	(23)	Leased	CSXT, SM
AN Railway, L.L.C. (AN) Florida	2005	96	(24)	Leased	CSX
Atlantic & Western Railway, L.P. (ATW) North Carolina	2005	11	(24)	Owned	CSX, NS
Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	111	(24)	Owned	CSX, CHAT
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	10	(24)	Owned/Leased	CSX, NS
Evansville Belt Railroad, Inc. (EBLR) Indiana	2005	6	(24)	Owned
Galveston Railroad, L.P. (GVSR) Texas	2005	38	(24)	Leased	BNSF, UP
Georgia Central Railway, L.P. (GC) Georgia	2005	171	(24)	Owned/Leased	CSX, NS
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	75	(24)	Owned	CSX
Little Rock & Western Railway, L.P.(LRWN) Arkansas	2005	79	(24)	Owned	BNSF, UP
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	(24)	Owned/Leased	CSX, KCS, NS, AGR
Riceboro Southern Railway, L.L.C. (RSOR) Georgia	2005	18	(24)	Leased	CSX
Tomahawk Railway, L.P. (TR) Wisconsin	2005	6	(24)	Owned	CN
Valdosta Railway, L.P. (VR) Georgia	2005	10	(24)	Owned	CSX, NS
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	20	(24)	Owned
Wilmington Terminal Railroad, L.L.C. (WTRY) North Carolina	2005	17	(24)	Leased	CSX

2005 FORM 10K Genesee & Wyoming Inc.    23

CANADA:
Huron Central Railway Inc. (HCR) Canada	1997	173	(25)	Leased	CP, CN
Quebec Gatineau Railway Inc. (QGRY) Canada	1997	313	(26)	Owned/Leased	CP, CN
St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	2002	95	(18)	Owned	CP, CN, MMA
MEXICO:
Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM)	1999	989	(27)	Leased	FSRR
AUSTRALIA (equity accounting):
Australian Railroad Group Pty Ltd (ARG)	Various	4,186	(28)	Leased	Open Access
BOLIVIA (equity accounting):
Ferroviaria Oriental, S.A. (Oriental)	2000	773	(29)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.

(2)	The GNWR and DMM are now operated by RSR.

(3)	In addition, RSR has a haulage contract over 52 miles of CP.

(4)	Includes 14 miles under a lease with M.A. Patout & Sons expiring in 2011. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party and has a haulage contract with M.A. Patout & Sons over 4 miles of track.

(5)	In addition, BR operates by trackage rights over 14 miles of BPRR. BR merged with BPRR on January 1, 2004.

(6)	Includes 92 miles under perpetual leases and 41 miles and 9 miles under leases with CSX expiring in 2027 and 2090, respectively. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018, and 44 miles of NS under an agreement expiring in 2027. We are seeking to sell or abandon approximately 25 miles of owned track that parallels track under the NS trackage rights agreement.

(7)	ALY operates by trackage rights over 3 miles of NS. ALY merged with BPRR on January 1, 2004.

(8)	All under lease with UP expiring in 2013, with renewal options subject to both parties’ consent. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.

(9)	Includes 53 miles under lease with BNSF expiring in 2015 with a 10-year renewal unless terminated by either party, 53 miles formerly under lease which was purchased in November 1997, and is operated under a rail service easement, 92 miles purchased in July 1997 and 76 miles under lease with UP expiring in 2017. If the leases terminate, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreements. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.

(10)	Includes 11 miles leased pursuant to an operating contract with Shannon Transport. PS merged with BPRR on January 1, 2004. In 2005, we sold approximately 30 miles of owned track that duplicates service provided by BPRR.

(11)	In addition, IMR operates by trackage rights over 15 miles of CN, 9 miles of TZPR and 5 miles of UP.

(12)	Includes 13 miles under lease with NS expiring in 2009.

(13)	All under lease with Jacksonville Port Authority expiring in 2006.

(14)	All under lease with Port of Corpus Christi Authority of Nueces County Texas expiring in 2007. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.

(15)	Includes 6.5 miles which are owned and 13 miles which are under lease with Georgia Port Authority expiring in 2006. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.

(16)	All under lease expiring in 2006. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.

(17)	SB was acquired October 1, 2001 from Bethlehem Steel.

(18)	Subsidiary of Emons Transportation Group, Inc., acquired February 22, 2002.

(19)	URC was acquired August 28, 2002. In addition, URC operates by trackage rights over 326 miles of UP.

(20)	Subsidiary of Utah Railway Company, acquired August 28, 2002. In addition, SLCS operates by trackage rights over 21 miles of UP.

(21)	All acquired on December 31, 2003 from Georgia Pacific Corporation.

(22)	All under lease with Peoria and Pekin Union Railway expiring in 2024.

(23)	All under lease with CSX expiring in 2025.

(24)	All acquired on June 1, 2005 from RMC. Includes certain lines under leases with CSX, Port of Galveston and the City of Wilmington, NC. EBLR is currently non-operating and does not connect to any other carriers.

(25)	All under lease with CP expiring in 2017, with renewal options subject to both parties’ consent.

(26)	Consists of 295 miles which are owned and 18 which are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRY operates by trackage rights over 37 miles of CP.

(27)	All under a 30-year concession agreement expiring in 2029 operating on track structure which is owned by a government company. In addition, FCCM operates by trackage rights over 199 miles on Ferrosur (another privatized rail concession) and a government-owned line.

24    Genesee & Wyoming Inc. 2005 FORM 10K

(28)	ARG is composed of three principal subsidiaries, ASR, AWR, and WestNet. ARG leases track infrastructure from the State of Western Australia for 49 years expiring in 2049 and from the State of South Australia for 50 years expiring in 2047. In Western Australia, ARG’s operations are composed of AWR, which operates locomotives and rail cars to provide rail freight service to its customers, and WestNet, which owns the track infrastructure over which rail operations, including AWR, operate. ARG is also accredited to operate in all of the mainland states of Australia thereby providing ARG with the ability to provide rail freight service across the Australian continent without having to interchange with other railroads.

(29)	All under a 40-year concession agreement expiring in 2036 operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

Legend of Connecting Carriers
AGR	Alabama & Gulf Coast Railway LLC
AVR	Allegheny Valley Railroad
BNSF	Burlington Northern Santa Fe Railway Company
CHAT	The Chattahoochee & Gulf Railroad Co., Inc.
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
FSRR	Ferrocarriles del Sureste
GRS	Guilford Rail System
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
KCS	Kansas City Southern
MMA	Montreal, Maine & Atlantic Railway, Ltd.
NS	Norfolk Southern Corp.
POTB	Port of Tillamook Bay Railroad
SM	St Mary’s Railroad
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company

EQUIPMENT

As of December 31, 2005, rolling stock of our North American operations consisted of 431 locomotives of which 329 were owned and 102 were leased, and 9,999 freight cars, of which 1,159 were owned and 8,840 were leased. A breakdown of the types of freight cars owned and leased is set forth in the table below.

Rail Cars by Car Type:

	Leased	Owned	Totals
Box	6,214	599	6,813
Hoppers	1,020	258	1,278
Flats	1,049	194	1,243
Gondolas	159	108	267
Covered Hoppers	277	—	277
Tank cars	116	—	116
Auto Racks	5	—	5

	8,840	1,159	9,999

Item 3.	Legal Proceedings

Rail Partners

On February 23, 2006, James Owens and the Board of Trustees of Galveston Wharves (the Port) filed an amended complaint in the County Court for Galveston County against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad) and certain other of our subsidiaries, and the general manager of the Galveston Railroad and RMC, the former owner of the Galveston Railroad. The claims arise in connection with the Galveston Railroad’s lease of the Port’s facilities and the Galveston Railroad’s rail services undertaken on behalf of the Port.

Mr. Owens alleges that prior to 2003, the Galveston Railroad violated a confidentiality agreement with a company he controls relating to the joint storage and switching of rail cars at the Port. Mr. Owens seeks $4.6 million in damages plus an amount to be determined for punitive and similar damages.

2005 FORM 10K Genesee & Wyoming Inc.    25

The Port alleges that since 1987 the Galveston Railroad has improperly engaged in efforts to reduce revenues shared with the Port. In addition, the Port alleges that in 1997, the general manager, in his prior position as an employee of the Port, improperly induced the Port to enter into a 40 year extension of the lease without the Port receiving adequate consideration. The Port seeks to have the right to unilaterally terminate the lease and has requested an accounting for its share of revenues generated by Galveston Railroad.

We acquired the Galveston Railroad in June of 2005, and thus substantially all of the alleged improper conduct occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the purchase of the Galveston Railroad, these claims are subject to indemnification by RMC, and RMC has acknowledged that it is obligated to indemnify us for these claims in accordance with the terms of the securities purchase agreement. We and RMC believe that these claims are without merit.

Canada

In February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of our subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as CP. Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents who live near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which surrounds the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class, but is seeking to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

On May 27, 2004, the Quebec Superior Court dismissed the plaintiff’s request to institute the class action, and the plaintiff filed an appeal with Quebec Court of Appeal. On November 11, 2005, the Quebec Court of Appeal overturned the Quebec Superior Court’s finding a class could not be certified, but noted the proposed class could only include owners and tenants within the defined geographic area since 1999. This case was remanded back to the same judge who previously dismissed the plaintiff’s request to institute a class action. On January 9, 2006, Genesee & Wyoming Canada Inc., Quebec-Gatineau Railway Inc. and CP filed applications for leave to the Supreme Court of Canada with respect to the Quebec Court of Appeal’s decision to allow the class action to proceed. The plaintiff has not yet commenced proceedings on the merits of the underlying claim. Management considers the class action certification to be improper and will contest the appropriateness of the class certification and the lawsuit on the merits.

In addition, we are a defendant in certain lawsuits resulting from our operations. Management believes we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible some of the foregoing matters may be resolved at a cost greater than provided for, it is the opinion of management the ultimate liability, if any, will not be material to our operating results, financial condition or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

26    Genesee & Wyoming Inc. 2005 FORM 10K

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Market Results. Our Class A Common Stock publicly trades on the New York Stock Exchange under the trading symbol GWR. On February 14, 2006, we announced a three-for-two common stock split in the form of a 50% stock dividend to be paid on March 14, 2006, to shareholders of record on February 28, 2006. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of this stock split as well as any previous stock splits.

The tables below show the range of high and low actual trade prices for our Class A Common Stock during each quarterly period of 2005 and 2004.

Year Ended December 31, 2005	High	Low
4th Quarter	$25.03	$19.59
3rd Quarter	$21.15	$18.15
2nd Quarter	$19.97	$15.35
1st Quarter	$18.79	$15.13

Year Ended December 31, 2004	High	Low
4th Quarter	$19.90	$16.19
3rd Quarter	$16.91	$14.33
2nd Quarter	$17.40	$14.07
1st Quarter	$16.81	$14.24

Our Class B Common Stock is not publicly traded.

Number of Holders. On March 2, 2006, there were 192 Class A Common Stock record holders and 8 Class B Common Stock record holders.

We did not pay cash dividends in 2005 and 2004. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. For more information on contractual restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior U.S. and Canadian Credit Facilities in Item 7.

See Item 12 – Security Ownership of Certain Beneficial Owners and Management below for the equity compensation plan table required by this Item 5.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

2005	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
October 1 to October 31	—	—	—	988,500
November 1 to November 30	—	—	—	988,500
December 1 to December 31	—	—	—	988,500

On November 2, 2004, we announced that our Board of Directors had authorized the repurchase of up to 1,000,000 shares of our Class A Common Stock. The Board granted management the authority to make purchases in any amount and manner legally permissible which, in the aggregate, would offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.

2005 FORM 10K Genesee & Wyoming Inc.    27

Item 6.	Selected Financial Data.

The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, have been derived from our consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	(In thousands, except per share amounts) Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA:
Operating revenues	$385,389	$303,784	$244,827	$209,540	$173,576
Operating expenses	314,458	253,745	208,522	177,533	150,622

Income from operations	70,931	50,039	36,305	32,007	22,954
Interest expense	(14,900)	(11,142)	(8,646)	(8,139)	(10,049)
Gain on sale of 50% equity in Australian operations	—	—	—	—	2,985
Other Income (expense)	(218)	(131)	986	726	497
Income before income taxes and equity earnings	55,813	38,766	28,645	24,594	16,387

Income taxes	15,756	16,059	10,567	8,761	6,166
Equity earnings	10,078	14,912	10,641	9,774	8,863

Net income	50,135	37,619	28,719	25,607	19,084
Preferred stock dividends and cost accretion	—	479	1,270	1,172	957

Net income available to common stockholders	$50,135	$37,140	$27,449	$24,435	$18,127

Basic earnings per common share:
Net income available to common stockholders	$1.36	$1.03	$0.77	$0.71	$0.72
Weighted average number of shares of common stock	36,907	36,207	35,489	34,524	25,086
Diluted earnings per common share:
Net income	$1.20	$0.90	$0.68	$0.62	$0.63
Weighted average number of shares of common stock and equivalents	41,712	41,103	40,152	39,566	29,061
BALANCE SHEET DATA AT YEAR END:
Total assets	$980,598	$677,251	$627,173	$514,859	$402,519
Total debt	338,351	132,237	158,022	125,417	60,591
Mandatorily Redeemable Convertible Preferred Stock	—	—	23,994	23,980	23,808
Stockholders’ equity	397,820	341,700	267,086	209,621	185,663

We have completed a number of recent acquisitions. Because of variations in the structure, timing and size of these acquisitions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. See Note 3 of the Notes to Consolidated Financial Statements for a complete description of recent acquisitions.

28    Genesee & Wyoming Inc. 2005 FORM 10K

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

Successful execution of our operating and growth strategies in 2005 led to the tenth consecutive year of record net income. Significant financial achievements for the year 2005 compared to the year 2004 included:

■	Revenue growth of 26.9% to $385.4 million

■	Net income growth of 33.3% to $50.1 million

Revenues

The $81.6 million increase in our 2005 revenues was derived from growth from existing operations as well as the contribution from acquisitions.

On June 1, 2005, we completed our largest-ever acquisition in North America when we acquired Rail Partners from RMC. The revenue contribution from the Rail Partners properties, as well as other properties acquired during 2004 and 2005, provided $55.0 million, or 67.4%, of the year-over-year growth in revenues in 2005.

Same railroad growth is the change in our revenues year-over-year associated with our existing operations (i.e., excluding the impact of acquisitions). It is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Same railroad freight revenues and total revenues increased 9.7% and 8.9%, respectively, in 2005. The increase in same railroad revenues was primarily due to an improvement in the price environment, higher fuel surcharges, and favorable exchange rate movements. Growth in same railroad revenues provided $26.6 million, or 32.6%, of the year-over-year growth in revenues in 2005.

Net Income

North American net income increased 76.4% to $40.1 million in 2005 compared to $22.7 million in 2004. Of this $17.4 million increase, $12.1 million came from an increase in pre-tax profit, with the remainder due to a reduction in the effective tax rate in North America from 41.4% to 28.2%. The reduction in effective tax rate was primarily associated with U.S. tax legislation that created a track maintenance tax credit for short line railroads.

Equity income from international affiliates decreased $4.8 million to $10.1 million in 2005 compared to $14.9 million in 2004, primarily due to a $4.8 million decrease in net income from ARG. ARG revenues were most significantly impacted by lower freight revenues from grain traffic in 2005 compared to 2004, partially offset by strong growth in freight revenues from iron ore traffic. Higher fuel expense, as well as the cost of hiring and training new locomotive drivers also impacted results.

Impact of Hurricanes

Our U.S. operations suffered modest damage as a result of Hurricanes Rita, Katrina, and Wilma. Higher fuel prices in their aftermath were the most significant impact. However, our Mexico operations were significantly impacted by Hurricane Stan in the fourth quarter of 2005. We sustained damage to 50 bridges and lost approximately 1.6 miles of track. The damaged line is expected to be out of service for the entire year in 2006.

Outlook for 2006

In 2006, we anticipate the positive impact of a full year of operation from the North American acquisitions made during 2005 and a continuing favorable rail pricing environment in North America. With respect to the financial impact of the Australia Transactions, we expect:

■	an increase in revenues due to the consolidation of the results of GWA following our acquisition of Wesfarmers’ interests in GWA;

■	a reduction in equity income due to the ARG Sale; and

■	a reduction in our interest expense due to repayment of borrowings under our U.S. credit facilities and an increase in interest income due to higher cash balances, both related to the anticipated uses of the proceeds from the Australia Transactions.

Changes in Operations

United States

Rail Partners: On June 1, 2005, we acquired Rail Partners from RMC for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition

2005 FORM 10K Genesee & Wyoming Inc.    29

costs. The purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), and intangible assets ($60.4 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets consist of customer contracts and relationships with a weighted average amortization period of 27 years. As contemplated with the acquisition, we implemented a severance program. The aggregate cost of the severance program was considered a liability assumed in the acquisition, and as such, was included in the purchase price. For U.S. tax purposes, we will treat the Rail Partners acquisition as a purchase of assets. We funded the purchase price through a combination of borrowings under our $225.0 million senior revolving credit facility and from a private placement of $125.0 million 10-Year Senior Floating Rate Notes (the Acquisition Notes). The acquired rail properties are operated by our Jacksonville-based Rail Link Region and commenced operations on June 1, 2005.

First Coast Railroad Inc.: On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). The FCRD is operated by our Rail Link Region and commenced operations on April 9, 2005.

Homer City Branch: In July 2005, our Homer City Branch, which is located in Homer City, Pennsylvania, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which we acquired in January 2004 for approximately $600,000 from CSX, is operated by our New York-Pennsylvania Region and is contiguous to that Region’s existing railroad operation.

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

Australia

On February 13, 2006, we announced that we and Wesfarmers had entered into a definitive agreement to sell our Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited for approximately $956.0 million, plus certain closing adjustments estimated to be approximately $18.0 million (ARG Sale). The ARG Sale is subject to customary closing conditions, including certain Australian government approvals, and is expected to close in the second quarter of 2006. The buyers have made a deposit of approximately $66.0 million, which will be fully credited towards the purchase price. Simultaneous with the ARG Sale, we entered into an agreement to purchase Wesfarmers’ 50 percent-ownership of the remaining ARG operations, which are principally located in South Australia and the Northern Territory for approximately $15.0 million (GWA Purchase, collectively with the ARG Sale, the Australia Transactions). This business, which will be based in Adelaide, will be renamed Genesee & Wyoming Australia Pty Ltd (GWA) and will be a 100 percent-owned subsidiary that is reported on a consolidated basis in our financial statements. We anticipate approximately $205 million in after-tax cash proceeds from the ARG Sale. We currently intend to use a portion of the proceeds to: (i) fund the

30    Genesee & Wyoming Inc. 2005 FORM 10K

GWA Purchase and (ii) repay all debt outstanding under our $225 million senior revolving credit facility, the balance of which was $88 million as of December 31, 2005. We currently intend to use the remainder of the proceeds for general corporate purposes, including acquisitions.

On December 31, 2005, AWB publicly announced that it is subject to an Australian government investigation stemming from allegations that it participated in illegal transactions with the prior Iraqi regime in connection with AWB’s participation in the United Nations Oil For Food Program. The government commission conducting the investigation is scheduled to issue its report on March 31, 2006. In addition to criminal and civil sanctions, the Australian government may revoke AWB’s legally sanctioned exclusive control over the export of Australian wheat. Pursuant to the terms of two separate contracts between ARG and AWB (one for Western Australia and one for South Australia), if AWB loses its sole exporter status, under certain circumstances, it has the right to re-negotiate the terms of the contracts with ARG. We are continuing to assess the impact of the investigation on ARG’s demand for our services and the potential impact of a renegotiation of the contracts.

Mexico

During the first week of October 2005, Hurricane Stan impacted five states in Mexico, including the State of Chiapas, causing damage to portions of FCCM’s operations. The most severe impact to FCCM is concentrated in Chiapas, between the town of Tonalá and the Guatemalan border, some 175 miles to the south. FCCM performed a survey of the property and determined approximately 50 bridges on that section of track have been damaged and at least 1.6 miles of track has been lost due to washouts. As a result, this 175 mile segment south of Tonalá is inoperable. The remaining operations of FCCM’s 1,100-mile network are unaffected.

Due to the damage to the Chiapas line, FCCM lost approximately 3,300 carloads during the fourth quarter of 2005. The revenue impact of this loss of traffic in the fourth quarter of 2005 was approximately $2.3 million. In addition to lost revenue, FCCM incurred additional operating costs in the fourth quarter related to the storm’s impact covering matters such as car hire and additional security, a portion of which is covered by our insurance. The after-tax impact of the storm in the fourth quarter of 2005 on net income was approximately $1.4 million, net of anticipated recovery from insurance proceeds.

FCCM operates pursuant to a concession agreement, meaning it does not own the track, bridges or related materials damaged by the hurricane. Accordingly, FCCM believes it has no legal obligation to reconstruct the damaged line and FCCM’s failure to reconstruct the damaged line is not cause for terminating the concession agreement. However, to facilitate a rapid return of rail transportation to the Chiapas region, FCCM is working with the Mexican government on a plan to reconstruct the line. This plan contemplates that reconstruction would take five to seven months once an agreement on funding has been finalized with the government. Although it does not own the track or bridges over which it operates in Mexico, FCCM did carry property insurance on the track and bridges underlying its concession agreement. FCCM has offered to contribute the insurance proceeds it may receive for the track and bridge damage towards the cost of the complete reconstruction. However, the full cost of restoration will exceed the insurance proceeds available, and FCCM is seeking government funding for the balance. We can provide you no assurance that the Mexican government will provide the remaining funding or provide such funding in a timely manner. The book value of the assets associated with the damaged line is less than $6.0 million. In light of these circumstances we will continue to review our long-lived assets in Mexico for impairment.

Because of the uncertainty around the timing of the conclusion of the reconstruction discussions with the Mexican authorities, we believe the damaged line in Chiapas will remain out of service for the remainder of 2006.

Results of Operations

When comparing our results of operations from one reporting period to another, you should consider that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed and entered into a number of recent transactions which have changed and will change our operations. Because of variations in the structure, timing and size of these transactions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our commodity shipments are sensitive to general economic conditions in North America, including paper products in Canada, chemicals in the United States, and cement in Mexico. However, shipments of other commodities are less affected by economic conditions and are more closely affected other factors, such as inventory levels maintained at a customer power plant (coal) and winter weather (salt).

2005 FORM 10K Genesee & Wyoming Inc.    31

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Operating Revenues

Overview

Operating revenues (which exclude revenues from our equity investments) were $385.4 million in the year ended December 31, 2005, compared to $303.8 million in the year ended December 31, 2004, an increase of $81.6 million or 26.9%. The $81.6 million increase in operating revenues consisted of $40.3 million, $9.8 million, $3.3 million and $1.6 million in revenues from Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and an increase of $27.1 million, or 8.9%, in revenues on existing operations. The $27.1 million increase in revenues on existing operations included approximately $22.5 million in increased freight revenues and $4.6 million in increased non-freight revenues. The increase in revenues on existing operations included approximately $4.6 million in revenues from the 9.9% strengthening of the Canadian dollar relative to the U.S. dollar in 2005 compared to 2004, and approximately $1.2 million in revenue from the 3.6% strengthening of the Mexican peso relative to the U.S. dollar in 2005 compared to 2004. In addition, total revenue from fuel surcharges increased to $11.2 million in 2005 from $2.1 million in 2004. The following table sets forth our operating revenues by acquisitions and existing operations for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$282,891	$34,172	$248,719	$226,265	$56,626	25.0%	$22,454	9.9%
Non-freight revenues	102,498	20,375	82,123	77,519	24,979	32.2%	4,604	5.9%

Total operating revenues	$385,389	$54,547	$330,842	$303,784	$81,605	26.9%	$27,058	8.9%

The $56.6 million increase in freight revenues consisted of $25.8 million, $5.6 million and $2.8 million in revenues from Rail Partners, TZPR and FCRD operations, respectively, and an increase of $22.4 million in revenues on existing operations. The $22.4 million increase in freight revenues on existing operations consisted of $13.5 million attributable to rate increases, $6.4 million attributable to fuel surcharge increases, and $2.5 million attributable to a 1.2% increase in carloads. The $25.0 million increase in non-freight revenues consisted of $14.5 million, $3.8 million, $500,000 and $1.6 million in non-freight revenues from the Rail Partners, TZPR, FCRD and Savannah Wharf operations, respectively, and $4.6 million in non-freight revenues on existing operations. The $4.6 million in non-freight revenues consisted of $2.7 million in switching revenues and $2.1 million in demurrage and storage revenues, offset by a net decrease of $200,000 in all other non-freight revenues.

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2005 and 2004:

Freight Revenues

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2005 and 2004

(dollars in thousands, except average per carload)

	Freight Revenues				Carloads				Average Freight Revenue Per Carload
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Pulp & Paper	$59,401	21.0%	$40,486	17.9%	129,807	17.6%	94,340	14.9%	$458	$429
Coal, Coke & Ores	51,803	18.3%	45,126	19.9%	197,891	26.8%	191,038	30.2%	262	236
Lumber & Forest Products	35,336	12.5%	25,295	11.2%	98,087	13.3%	76,055	12.0%	360	333
Minerals & Stone	29,050	10.3%	22,294	9.9%	73,307	9.9%	59,197	9.3%	396	377
Metals	28,432	10.0%	23,464	10.4%	78,221	10.6%	73,412	11.6%	363	320
Petroleum Products	25,717	9.1%	24,465	10.8%	33,041	4.5%	32,401	5.1%	778	755
Chemicals-Plastics	21,481	7.6%	16,270	7.2%	40,434	5.5%	31,262	4.9%	531	520
Farm & Food Products	17,842	6.3%	16,203	7.2%	52,501	7.1%	40,520	6.4%	340	400
Autos & Auto Parts	6,584	2.3%	6,362	2.8%	13,600	1.8%	14,665	2.3%	484	434
Intermodal	2,151	0.8%	2,409	1.1%	4,805	0.7%	6,425	1.0%	448	375
Other	5,094	1.8%	3,891	1.6%	16,328	2.2%	14,034	2.3%	312	277

Totals	$282,891	100.0%	$226,265	100.0%	738,022	100.0%	633,349	100.0%	$383	$357

32    Genesee & Wyoming Inc. 2005 FORM 10K

Total carloads were 738,022 in the year ended December 31, 2005, compared to 633,349 in the year ended December 31, 2004, an increase of 104,673 carloads, or 16.5%. The increase consisted of 97,024 carloads from Rail Partners, TZPR and FCRD, and an increase of 7,649 carloads, or 1.2%, on existing operations.

Average revenue per carload increased $26, or 7.3%, to $383 in the year ended December 31, 2005, compared to $357 per carload in the year ended December 31, 2004. Of the $26 increase in average revenue per carload, $15 was due to increased fuel surcharge and the remaining $11 was due to rate increases, changes in the mix of commodities hauled, and the differences between the average revenue per carload of existing and acquired operations.

The following table sets forth freight revenues by acquisitions and existing operations for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$59,401	$11,971	$47,430	$40,486	$18,915	46.7%	$6,944	17.2%
Coal, Coke & Ores	51,803	2,524	49,279	45,126	6,677	14.8%	4,153	9.2%
Lumber & Forest Products	35,336	5,347	29,989	25,295	10,041	39.7%	4,694	18.6%
Minerals & Stone	29,050	3,178	25,872	22,294	6,756	30.3%	3,578	16.0%
Metals	28,432	2,588	25,844	23,464	4,968	21.2%	2,380	10.1%
Petroleum Products	25,717	913	24,804	24,465	1,252	5.1%	339	1.4%
Chemicals & Plastics	21,481	3,218	18,263	16,270	5,211	32.0%	1,993	12.2%
Farm & Food Products	17,842	3,702	14,140	16,203	1,639	10.1%	(2,063)	(12.7)%
Autos & Auto Parts	6,584	40	6,544	6,362	222	3.5%	182	2.9%
Intermodal	2,151	—	2,151	2,409	(258)	(10.7)%	(258)	(10.7)%
Other	5,094	691	4,403	3,891	1,203	30.9%	512	13.2%

Total freight revenues	$282,891	$34,172	$248,719	$226,265	$56,626	25.0%	$22,454	9.9%

The following information discusses the material changes in commodity groups for freight revenues from existing operations.

Pulp and Paper revenues increased by $6.9 million, or 17.2%, of which $2.3 million was from increased carloads and $4.6 million was due to an increase in average revenue per carload.

Coal, Coke and Ores revenues increased by $4.2 million, or 9.2%, of which $700,000 was from increased carloads and $3.5 million was due to an increase in average revenue per carload primarily from increased fuel surcharges. Carloads of coal on existing operations are primarily destined for electricity generating facilities.

Lumber and Forest Products revenues increased by $4.7 million, or 18.6%, of which $2.3 million was from increased carloads primarily in our Oregon Region, and $2.4 million was from an increase in average revenue per carload.

Minerals and Stone revenues increased by $3.6 million, or 16.0%, of which $1.7 million was from increased carloads and $1.9 million was from an increase in average revenue per carload.

Metals revenues increased by a net $2.4 million, or 10.1%, resulting from a $3.4 million increase in average revenue per carload, partially offset by a $1.0 million decrease due to a decrease in carloads.

Chemicals-Plastics revenues increased by $2.0 million, or 12.2%, of which $400,000 was from increased carloads and $1.6 million was from an increase in average revenue per carload.

Farm and Food Products revenues decreased by $2.1 million, or 12.7%, of which $1.9 million was from a decrease in carloads, primarily in our Mexico and Rail Link Regions, and $200,000 was from a decrease in average revenue per carload due to the impact of lower average revenue per carload from acquired railroads.

Freight revenues from all remaining commodities increased by a net $775,000.

2005 FORM 10K Genesee & Wyoming Inc.    33

Non-Freight Revenues

Non-freight revenues were $102.5 million in the year ended December 31, 2005, compared to $77.5 million in the year ended December 31, 2004, an increase of $25.0 million, or 32.2%. The $25.0 million increase in non-freight revenues consisted of $14.5 million, $3.8 million, $1.6 million and $500,000 in non-freight revenues from Rail Partners, TZPR, Savannah Wharf and FCRD operations, respectively, and $4.6 million in non-freight revenues on existing operations. The $4.6 million increase in non-freight revenues consisted of $2.7 million in switching revenues and $2.1 million in demurrage and storage revenues, offset by a net decrease of $200,000 in all other non-freight revenues. The following table compares non-freight revenues for the years ended December 31, 2005 and 2004:

Non-Freight Revenues Comparison

Years Ended December 31, 2005 and 2004

(dollars in thousands)

	2005	% of Total	2004	% of Total
Railcar switching	$49,683	48.5%	$39,539	51.0%
Car hire and rental income	16,328	15.9%	11,858	15.3%
Demurrage and storage	11,624	11.3%	7,533	9.7%
Car repair services	5,112	5.0%	5,460	7.0%
Other operating income	19,751	19.3%	13,129	17.0%

Total non-freight revenues	$102,498	100.0%	$77,519	100.0%

The following table sets forth non-freight revenues by new acquisitions and existing operations for the years ended December 31, 2005 and 2004 (in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Acquisitions	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$49,683	$7,451	$42,232	$39,539	$10,144	25.7%	$2,693	6.8%
Car hire and rental income	16,328	4,871	11,457	11,858	4,470	37.7%	(401)	(3.4)%
Demurrage and storage	11,624	2,004	9,620	7,533	4,091	54.3%	2,087	27.7%
Car repair services	5,112	409	4,703	5,460	(348)	(6.4)%	(757)	(13.9)%
Other operating income	19,751	5,640	14,111	13,129	6,622	50.4%	982	7.5%

Total non-freight revenues	$102,498	$20,375	$82,123	$77,519	$24,979	32.2%	$4,604	5.9%

The following information discusses the material changes in non-freight revenues from existing operations. Railcar switching revenues increased $2.7 million, or 6.8%, primarily in our Rail Link Region due to new customers and volume and rate increases at existing customers. Demurrage and storage revenues increased $2.1 million, or 27.7%, due primarily to carload increases. All other non-freight revenues, net decreased by approximately $200,000.

Operating Expenses

Overview

Operating expenses were $314.5 million in the year ended December 31, 2005, compared to $253.7 million in the year ended December 31, 2004, an increase of $60.7 million, or 23.9%. The increase was attributable to increases of $36.3 million from the Rail Partners, TZPR, FCRD and Savannah Wharf operations, and an increase of $24.4 million on existing operations, primarily as a result of increases of $9.4 million in diesel fuel expense, $8.4 million in labor and benefits expense and $3.5 million in purchased services, partially offset by a $3.2 million gain on the sale of assets. All other operating expenses combined increased $6.3 million.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 81.6% in the year ended December 31, 2005 from 83.5 % in the year ended December 31, 2004.

34    Genesee & Wyoming Inc. 2005 FORM 10K

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2005 and 2004:

Operating Expense Comparison

Years Ended December 31, 2005 and 2004

(dollars in thousands)

	2005		2004
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$122,941	31.9%	$105,079	34.6%
Equipment rents	34,364	8.9%	27,692	9.1%
Purchased services	26,250	6.8%	18,358	6.0%
Depreciation and amortization	24,575	6.4%	19,243	6.3%
Diesel fuel	38,414	10.0%	25,432	8.4%
Casualties and insurance	17,704	4.6%	15,710	5.2%
Materials	19,933	5.2%	15,336	5.0%
Net gain on sale and impairment of assets	(3,207)	(0.8)%	(13)	0.0%
Other expenses	33,484	8.6%	26,908	8.9%

Total operating expenses	$314,458	81.6%	$253,745	83.5%

Labor and benefits expense increased $17.9 million, or 17.0%, due to $9.5 million from Rail Partners, TZPR, FCRD, and Savannah Wharf operations, and an increase of $8.4 million, or 8.0%, on existing operations. The $8.4 million increase on existing operations consisted of $5.4 million in labor expense and $3.0 million in benefits expense. The labor increase was primarily attributable to $3.4 million of labor expense related to new hires and increased work hours for existing employees, and $2.0 million from regular wage increases for all employees. The $3.0 million increase in benefits expense consisted of $1.6 million in benefits expense related to the new hires and a $1.4 million increase for existing employees.

Equipment rent expense increased $6.7 million, or 24.1%, due to $5.5 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations, and an increase of $1.2 million, or 4.3%, on existing operations. The $1.2 million increase on existing operations was primarily attributable to an increase of $1.3 million in freight car, locomotive and other equipment rental expense, primarily due to increased coal traffic from our New York-Pennsylvania Region and increased paper traffic from our Rail Link Region, offset by a decrease of $100,000 in net car hire expense from all other regions.

Purchased services expense increased $7.9 million, or 43.0%, due to $4.4 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations, and an increase of $3.5 million, or 18.8%, on existing operations. The $3.5 million increase on existing operations was primarily attributable to an increase of $1.6 million in our Mexico Region resulting from a full year of terminal services, $450,000 from our Illinois Region from a full year of transloading services, $400,000 from our New York-Pennsylvania Region for new dispatching services which began in 2005, and $1.1 million from all remaining Regions primarily for higher track and locomotive maintenance services.

Depreciation and amortization expense increased $5.3 million, or 27.7%, due to $4.4 million from Rail Partners, TZPR, FCRD, and Savannah Wharf operations, and an increase of $900,000, or 4.9%, on existing operations related to capital spending in 2004 and 2005.

Diesel fuel expense increased $13.0 million, or 51.0%, due to $3.3 million from Rail Partners, TZPR, FCRD, and Savannah Wharf operations, and an increase of $9.7 million, or 38.0%, on existing operations. The $9.7 million increase on existing operations was primarily attributable to a $9.3 million increase resulting from higher fuel prices in 2005 as the average price per gallon of fuel increased 36.4%.

Casualties and insurance increased $2.0 million, or 12.7%, due to $1.8 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations, and an increase of $200,000, or 1.2%, on existing operations.

Materials increased $4.6 million, or 30.0%, due to $2.9 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations, and an increase of $1.7 million, or 10.8%, on existing operations due primarily to higher spending on track, freight car and locomotive repairs.

Net gain on sale and impairment of assets was $3.2 million, primarily due to the gain on sale of track property in our New York-Pennsylvania Region.

Other expenses increased $6.6 million, or 24.4%, due to $4.4 million from Rail Partners, TZPR, FCRD and Savannah Wharf operations, and an increase of $2.2 million, or 8.0%, on existing operations. The $2.2 million

2005 FORM 10K Genesee & Wyoming Inc.    35

increase on existing operations included increases in acquisition-related expenses of $900,000 and increases in consulting, legal and accounting expenses of $600,000.

Interest Expense

Interest expense in the year ended December 31, 2005 was $14.9 million compared to $11.1 million in the year ended December 31, 2004, an increase of $3.8 million, or 33.7%. The $3.8 million increase was primarily due to higher outstanding debt resulting from the June 1, 2005 acquisition of Rail Partners. The 2004 interest expense of $11.1 million included a non-cash $1.6 million write-off related to unamortized deferred financing costs of refinanced debt, and a cash expense of $250,000 associated with the termination of interest rate swaps related to the former debt.

Other Expense, Net

Other expense, net, was $200,000 in the year ended December 31, 2005, compared to $100,000 in the year ended December 31, 2004, an increase of $100,000. Other expense, net, increased primarily due to non-cash translation losses on intercompany balances, partially offset by a decrease in minority interest expense.

Income Taxes

Income tax expense was $15.8 million in the year ended December 31, 2005, compared to $16.1 million in the year ended December 31, 2004, with an effective tax rate of 28.2% and 41.4%, respectively. The 13.2% decrease in the 2005 tax rate was primarily attributable to an income tax credit enacted as part of the American Jobs Creation Act of 2004. The legislation provides for an annual credit against U.S. income taxes for track maintenance expenditures incurred during the three year period from January 1, 2005 through December 31, 2007. The annual credit is equal to 50% of qualifying expenditures incurred during the year and is limited to $3,500 multiplied by the number of miles of U.S. railroad track we own or lease as of the year end. Also reflected in the 2005 income tax provision is an increase of $300,000 as a result of enacted changes to provincial income tax rates in Quebec. The 2004 rate includes an increase in the tax rate used to compute our U.S. income taxes to the highest corporate bracket of 35% based on our 2004 and projected level of profitability. As a result, we increased our 2004 fourth quarter tax accrual by $1.0 million, of which approximately $250,000 related to 2004 and approximately $750,000 related to a revaluation of our pre-2004 net U.S. deferred tax liabilities.

Equity in Net Income of Unconsolidated International Affiliates

Equity earnings of unconsolidated international affiliates in the year ended December 31, 2005 were $10.1 million compared to $14.9 million in the year ended December 31, 2004, a decrease of $4.8 million, or 32.4%. Equity earnings in the year ended December 31, 2005, consisted of $9.5 million from ARG and $600,000 from South American affiliates. Equity earnings in the year ended December 31, 2004, consisted of $14.2 million from ARG and $700,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2005, was $50.1 million compared to net income in the year ended December 31, 2004, of $37.6 million, an increase of $12.5 million, or 33.3%. The increase in net income was the result of an increase from operations of $17.3 million, offset by a decrease in equity earnings of unconsolidated affiliates of $4.8 million.

Basic earnings per share increased by $0.33, or 32.0%, to $1.36 in the year ended December 31, 2005, from $1.03 in the year ended December 31, 2004. Diluted earnings per share increased by $0.30, or 33.3%, to $1.20 in the year ended December 31, 2005, from $0.90 in the year ended December 31, 2004. Weighted average shares for basic and diluted calculations were 36.9 million and 41.7 million, respectively, in the year ended December 31, 2005, compared to 36.2 million and 41.1 million, respectively, in the year ended December 31, 2004, as adjusted for the stock split announced February 14, 2006.

Supplemental Information – Australian Railroad Group

ARG is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar in 2005, the average currency translation rate for the year ended December 31, 2005 was 3.5% more favorable than the rate for the year ended December 31, 2004, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight revenues, and operating expenses. In addition, on February 13, 2006, we announced the Australia Transactions.

36    Genesee & Wyoming Inc. 2005 FORM 10K

In the years ended December 31, 2005 and 2004, we recorded $9.5 million and $14.2 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2005 and 2004.

Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Years ended December 31, 2005 and 2004

(U.S. dollars in thousands, except average per carload)

	Freight Revenues				Carloads				Average Freight Revenue Per Carload
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Grain	$80,974	28.8%	$101,987	36.6%	196,938	20.6%	265,712	27.0%	$411	$384
Other Ores and Minerals	61,072	21.7%	58,386	20.9%	104,067	10.9%	109,418	11.1%	587	534
Iron Ore	57,806	20.5%	45,536	16.3%	222,357	23.3%	201,613	20.5%	260	226
Alumina	21,913	7.8%	19,666	7.1%	159,689	16.7%	157,168	16.0%	137	125
Bauxite	14,749	5.2%	12,733	4.6%	140,034	14.7%	125,793	12.8%	105	101
Hook and Pull (Haulage)	6,474	2.3%	1,713	0.6%	9,753	1.0%	7,332	0.7%	664	234
Gypsum	3,961	1.4%	3,662	1.3%	46,679	4.9%	50,394	5.1%	85	73
Other	34,506	12.3%	35,256	12.6%	76,194	7.9%	67,891	6.8%	453	519

Total	$281,455	100.0%	$278,939	100.0%	955,711	100.0%	985,321	100.0%	294	283

ARG’s freight revenues were $281.5 million in the year ended December 31, 2005, compared to $278.9 million in the year ended December 31, 2004, an increase of $2.5 million or 0.9%. In local currency, freight revenues decreased 2.5% in the year ended December 31, 2005, compared to the year ended December 31, 2004.

Total ARG carloads were 955,711 in the year ended December 31, 2005 compared to 985,321 in the year ended December 31, 2004, a net decrease of 29,610 carloads, or 3.0%. The net decrease of 29,610 carloads resulted primarily from a decrease in Grain of 68,774 carloads due to smaller grain harvests in Western Australia and South Australia, a decrease in Other Ores and Minerals of 5,351 carloads due to reduced production and haulage of coal, nickel, mineral sands and sulphur, and a decrease in Gypsum of 3,715 carloads due to lower customer volume requirements. These declines were partially offset by an increase in Iron Ore of 20,744 carloads due to increased customer production in Western Australia and an increase in Bauxite of 14,241 carloads. All other commodities combined increased 13,245 carloads.

The average revenues per carload increased to $294 in the year ended December 31, 2005, compared to $283 per carload in the year ended December 31, 2004, an increase of 3.9%, primarily due to the strength of the Australian dollar relative to the U.S. dollar in 2005 versus 2004. In local currency, the average revenue per carload increased 0.5% in the year ended December 31, 2005, compared to the year ended December 31, 2004.

Non-Freight Revenues

ARG’s non-freight revenues were $63.1 million in the year ended December 31, 2005, compared to $54.7 million in the year ended December 31, 2004, an increase of $8.4 million, or 15.3%. In local currency, non-freight revenues increased 11.0% in the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase in non-freight revenues was primarily attributable to an increase in diesel fuel sales to third parties and a higher level of track and crossing work for third parties.

The following table compares ARG’s non-freight revenues for the years ended December 31, 2005 and 2004:

Australian Railroad Group Non-Freight Revenues Comparison

Years Ended December 31, 2005 and 2004

(U.S. dollars in thousands)

	2005	Percentage of Total	2004	Percentage of Total
Third party track access fees	$20,104	31.9%	$18,085	33.1%
Tarcoola to Darwin Line	6,888	10.9%	6,557	12.0%
Other operating income	36,099	57.2%	30,066	54.9%

Total non-freight revenues	$63,091	100.0%	$54,708	100.0%

2005 FORM 10K Genesee & Wyoming Inc.    37

ARG Operating Expenses

ARG’s operating expenses were $288.5 million in the year ended December 31, 2005, compared to $265.7 million in the year ended December 31, 2004, an increase of $22.8 million, or 8.6%. The following table sets forth a comparison of ARG’s operating expenses in the years ended December 31, 2005 and 2004:

Australian Railroad Group Operating Expense Comparison

Years Ended December 31, 2005 and 2004

(U.S. dollars in thousands)

	2005		2004
		Percentage of Operating Revenues		Percentage of Operating Revenues
Labor and benefits	$70,280	20.4%	$59,566	17.8%
Equipment rents	3,392	1.0%	2,519	0.7%
Purchased services	65,067	18.9%	78,775	23.6%
Depreciation and amortization	32,127	9.3%	27,346	8.2%
Diesel fuel used in operations	33,974	9.9%	26,671	8.0%
Diesel fuel for sales to third parties	22,139	6.4%	19,944	6.0%
Casualties and insurance	10,949	3.2%	9,570	2.9%
Materials	16,178	4.7%	13,726	4.1%
Net gain on sale and impairment of assets	(229)	(0.1%)	(336)	(0.1%)
Other expenses	34,611	10.0%	27,921	8.4%

Total operating expenses	$288,488	83.7%	$265,702	79.6%

Labor and benefits as a percentage of revenues increased to 20.4% in the year ended December 21, 2005 compared to 17.8% in the year ended December 31, 2004. In local currency, labor and benefits increased 14.0%. The increase was primarily due to an increase in employee costs associated with a transition of locomotive maintenance work from external contractors to in-house employees, an increase in employee wages, and the hiring and training of new locomotive drivers.

Purchased services decreased to 18.9% of revenues in the year ended December 31, 2005, compared to 23.6% of revenues in the year ended December 31, 2004. In local currency, purchased services decreased 20.5%. The decrease was due to a transition of locomotive maintenance work from external contractors to in-house employees, a decrease in the average number of contract drivers by 55 individuals compared with 2004, and a reduction in grain transfer costs.

Depreciation and amortization expense as a percentage of revenues increased to 9.3% in the year ended December 31, 2005, compared to 8.2% in the year ended December 31, 2004. In local currency, depreciation and amortization expense increased 13.6%. The increase was due to higher depreciation related to an increase in capital expenditures during 2004 and 2005.

Diesel fuel used in operations increased to 9.9% of revenues in the year ended December 31, 2005, compared to 8.0% of revenues in the year ended December 31, 2004. In local currency, the cost of fuel used in operations increased 23.0% in 2005 compared to 2004 due to a 30.5% increase in fuel prices partially offset by a 5.0% reduction in fuel consumed due to lower freight traffic.

Diesel fuel sold to third parties increased to 6.4% of revenues in the year ended December 31, 2005, compared to 6.0% in the year ended December 31, 2004. In local currency, the cost of diesel fuel sold to third parties increased 7.0% in 2005 compared to 2004 due to an increase in fuel prices.

Casualties and insurance as a percentage of revenues increased to 3.2% in the year ended December 31, 2005, compared to 2.9% in the year ended December 31, 2004. In local currency, casualties and insurance expense increased 11.5% in 2005 compared to 2004. The increase was primarily due to two major derailments in Western Australia near Kalgoorlie.

Materials expense as a percentage of revenues increased to 4.7% in the year ended December 31, 2005, compared to 4.1% in the year ended December 31, 2004. In local currency, materials expense increased 13.8% in 2005 compared to 2004.

Net gain on sale and impairment of assets as a percentage of revenues remained unchanged at 0.1%

Other expenses as a percentage of revenues increased to 10.0% in the year ended December 31, 2005, compared to 8.4% in the year ended December 31, 2004. In local currency, other expenses increased 19.9% in 2005 compared to 2004. The increase was due to a higher level of track and crossing work for third parties.

38    Genesee & Wyoming Inc. 2005 FORM 10K

Income Taxes

ARG’s effective income tax rate in the year ended December 31, 2005 was 30.5%, compared to 30.1% in the year ended December 31, 2004. The 2005 and 2004 effective tax rates were approximately equal to the statutory rate of 30%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating Revenues

Overview

Operating revenues (which exclude revenues from our equity investments) were $303.8 million in the year ended December 31, 2004 compared to $244.8 million in the year ended December 31, 2003, an increase of $59.0 million or 24.1%. The $59.0 million increase in operating revenues consisted of $27.6 million in revenues from the new GP railroads, TZPR and Savannah Wharf operations and an increase of $31.4 million, or 12.8%, in revenues on existing operations. The following table sets forth operating revenues by new acquisitions and existing operations for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004			2003	2004-2003 Variance Information
	Total Operations	New Acquisitions	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$226,265	$19,903	$206,362	$182,567	$43,698	23.9%	$23,795	13.0%
Non-freight revenues	77,519	7,737	69,782	62,260	15,259	24.5%	7,522	12.1%

Total operating revenues	$303,784	$27,640	$276,144	$244,827	$58,957	24.1%	$31,317	12.8%

The $43.7 million increase in freight revenues consisted of $18.9 million and $1.0 million in freight revenues from the new GP railroads and TZPR operations, respectively, and $23.8 million in freight revenues on existing operations.

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2004 and 2003:

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2004 and 2003

(dollars in thousands, except average per carload)

	Freight Revenues				Carloads				Average Freight Revenue Per Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Coal, Coke & Ores	$45,126	19.9%	$37,881	20.7%	191,038	30.2%	167,363	31.2%	$236	$226
Pulp & Paper	40,486	17.9%	30,939	16.9%	94,340	14.9%	74,662	14.1%	429	414
Lumber & Forest Products	25,295	11.2%	17,093	9.4%	76,055	12.0%	53,793	10.2%	333	318
Petroleum Products	24,465	10.8%	24,455	13.4%	32,401	5.1%	31,798	6.0%	755	769
Metals	23,464	10.4%	17,445	9.6%	73,412	11.6%	59,502	11.2%	320	293
Minerals & Stone	22,294	9.9%	21,983	12.0%	59,197	9.3%	56,484	10.7%	377	389
Chemicals-Plastics	16,270	7.2%	11,067	6.1%	31,262	4.9%	23,517	4.5%	520	471
Farm & Food Products	16,203	7.2%	12,133	6.6%	40,520	6.4%	32,589	6.2%	400	372
Autos & Auto Parts	6,362	2.8%	5,775	3.2%	14,665	2.3%	14,235	2.8%	434	406
Intermodal	2,409	1.1%	1,574	0.9%	6,425	1.0%	5,518	1.1%	375	285
Other	3,891	1.6%	2,222	1.2%	14,034	2.3%	10,292	2.0%	277	216

Totals	$226,265	100.0%	$182,567	100.0%	633,349	100.0%	529,753	100.0%	357	345

Total carloads were 633,349 in the year ended December 31, 2004 compared to 529,753 in the year ended December 31, 2003, an increase of 103,596 carloads or 19.6%. The increase consisted of 54,552 carloads from the new GP Railroads and TZPR, and an increase of 49,044 carloads, or 9.3%, on existing operations.

2005 FORM 10K Genesee & Wyoming Inc.    39

Average revenues per carload increased $12, or 3.5%, to $357 in the year ended December 31, 2004, compared to $345 per carload in the year ended December 31, 2003. Of the $12 increase in average revenue per carload, $3 was due to increased fuel surcharge and the remaining $9 was due to rate increases, changes in the mix of commodities and the differences in average revenue per carload between existing and acquired operations.

The following table sets forth freight revenues by new acquisitions and existing operations for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004			2003	2004-2003 Variance Information
Freight revenues	Total Operations	New Acquisitions	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Coal, Coke & Ores	$45,126	$1,060	$44,066	$37,881	$7,245	19.1%	$6,185	16.3%
Pulp & Paper	40,486	7,246	33,240	30,939	9,547	30.9%	2,301	7.4%
Lumber & Forest Products	25,295	5,550	19,745	17,093	8,202	48.0%	2,652	15.5%
Petroleum Products	24,465	378	24,087	24,455	10	0.0%	(368)	(1.5%)
Metals	23,464	203	23,261	17,445	6,019	34.5%	5,816	33.3%
Minerals & Stone	22,294	738	21,556	21,983	311	1.4%	(427)	(1.9%)
Chemicals Plastics	16,270	3,092	13,178	11,067	5,203	47.0%	2,111	19.1%
Farm & Food Products	16,203	596	15,607	12,133	4,070	33.5%	3,474	28.6%
Autos & Auto Parts	6,362	2	6,360	5,775	587	10.2%	585	10.1%
Intermodal	2,409	669	1,740	1,574	835	53.0%	166	10.5%
Other	3,891	369	3,522	2,222	1,669	75.1%	1,300	58.5%

Total Freight Revenues	$226,265	$19,903	$206,362	$182,567	$43,698	23.9%	$23,795	13.0%

The following information discusses the material changes in commodity groups for freight revenues from existing operations.

Coal, Coke and Ores revenues increased by $6.2 million, or 16.3%, of which $4.9 million was from increased carloads and $1.3 million was due to an increase in revenue per carload. Carloads of coal on existing operations were primarily destined for electricity generating facilities.

Pulp and Paper revenues increased by $2.3 million, or $7.4%, of which $2.6 million was due to an increase in average revenue per carload, offset by $300,000 due to a decrease in carloads.

Lumber and Forest Products revenues increased $2.7 million, or 15.5%, of which $1.8 million was from increased carloads and $900,000 was due to an increase in revenue per carload.

Metals revenues increased by $5.3 million, or 33.3%, of which $3.8 million was from increased carloads and $1.5 million was due to an increase in revenue per carload.

Chemicals-Plastics revenues increased by $2.1 million, or 19.1%, of which $1.0 million was from increased carloads and $1.1 million was due to an increase in revenue per carload.

Farm and Food Products revenues increased by $3.5 million, or 28.6%, of which $2.0 million was from increased carloads and $1.5 million was due to an increase in revenue per carload.

Freight revenues from all remaining commodities increased by $1.8 million on existing operations.

Non-Freight Revenues

Non-freight revenues were $77.5 million in the year ended December 31, 2004, compared to $62.3 million in the year ended December 31, 2003, an increase of $15.3 million, or 24.5%. The $15.3 million increase in non-freight revenues consisted of approximately $6.1 million, $900,000 and $700,000 in non-freight revenues from the new GP Railroads, TZPR and Savannah Wharf operations, respectively, and $7.5 million in non-freight revenues on existing operations.

40    Genesee & Wyoming Inc. 2005 FORM 10K

The following table compares non-freight revenues for the years ended December 31, 2004 and 2003:

Non-Freight Revenues Comparison

Years Ended December 31, 2004 and 2003

(dollars in thousands)

	2004	% of Total	2003	% of Total
Railcar switching	$39,539	51.0%	$33,371	53.6%
Car hire and rental income	11,858	15.3%	7,054	11.3%
Demurrage and storage	7,533	9.7%	6,127	9.9%
Car repair services	5,460	7.0%	4,447	7.1%
Other operating income	13,129	17.0%	11,261	18.1%

Total non-freight revenues	$77,519	100.0%	$62,260	100.0%

The following table sets forth non-freight revenues by new acquisitions and existing operations for the years ended December 31, 2004 and 2003 (in thousands):

	2004			2003	2004-2003 Variance Information
	Total Operations	New Acquisitions	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$39,539	$951	$38,588	$33,371	$6,168	18.5%	$5,217	15.6%
Car hire and rental income	11,858	3,966	7,892	7,054	4,804	68.1%	838	11.9%
Demurrage and storage	7,533	1,383	6,150	6,127	1,406	22.9%	23	0.4%
Car repair services	5,460	356	5,104	4,447	1,013	22.8%	657	14.8%
Other operating income	13,129	1,080	12,049	11,261	1,868	16.6%	788	7.0%

Total non-freight revenues	$77,519	$7,736	$69,783	$62,260	$15,259	24.5%	$7,523	12.1%

The following information discusses the material changes in non-freight revenues on existing operations.

Railcar switching revenues increased $5.2 million, or 15.6%, of which $4.1 million was in our Rail Link Region and $1.1 million was from all remaining Regions. The $4.1 million increase in our Rail Link Region was attributable to a $2.0 million increase in industrial switching, of which $1.0 million was from new customers, and $2.1 million in railroad switching, primarily from growth of Rail Link’s port operations.

Car hire and rental income increased $800,000, or 11.9%, of which approximately $400,000 was in our Mexico Region and $400,000 was from all remaining Regions.

Car repair revenues increased $650,000, or 14.8%, of which $525,000 was in our New York-Pennsylvania Region due to an increase in contract repair services.

Other operating income increased approximately $800,000, or 7.0%, primarily due to revenues attributable to our management of a coal unloading facility in our Illinois Region.

Operating Expenses

Overview

Operating expenses were $253.7 million in the year ended December 31, 2004, compared to $208.5 million in the year ended December 31, 2003, an increase of $45.2 million, or 21.7%. The increase was attributable to increases of $15.1 million, $2.0 million and $357,000 from the new GP Railroads, TZPR and Savannah Wharf operations, respectively, and an increase of $27.7 million on existing operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 83.5% in the year ended December 31, 2004 from 85.2% in the year ended December 31, 2003.

2005 FORM 10K Genesee & Wyoming Inc.    41

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2004 and 2003:

Operating Expense Comparison

Years Ended December 31, 2004 and 2003

(dollars in thousands)

	2004		2003
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
Labor and benefits	$105,079	34.6%	$87,315	35.7%
Equipment rents	27,692	9.1%	18,409	7.5%
Purchased services	18,358	6.0%	17,766	7.3%
Depreciation and amortization	19,243	6.3%	15,471	6.3%
Diesel fuel	25,432	8.4%	18,325	7.5%
Casualties and insurance	15,710	5.2%	13,831	5.6%
Materials	15,336	5.0%	15,189	6.2%
Net gain on sale and impairment of assets	(13)	0.0%	(87)	0.0%
Other expenses	26,908	8.9%	22,303	9.1%

Total operating expenses	$253,745	83.5%	$208,522	85.2%

Labor and benefits expense increased $17.8 million, or 20.3%, due to an increase of $5.8 million from the new GP Railroads, TZPR and Savannah Wharf operations and an increase of $12.0 million on existing operations. The $12.0 million increase on existing operations consisted of $8.0 million in labor expense and $4.0 million in benefits expense. The labor increase was primarily attributable to $5.0 million of labor expense related to ninety-five new hires and increased work hours for all employees resulting from higher shipment levels on existing operations and $3.0 million from regular wage increases for all employees. The $4.0 million increase in benefits expense consisted of $3.0 million in benefits expense related to the new hires and increased work hours on existing operations for all employees and $1.0 million of increased benefits expense for all employees.

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

Casualties and insurance expense increased $1.9 million, or 13.6%, due to an increase of $297,000 from the new GP Railroads and TZPR, and an increase of $1.6 million on existing operations. The $1.6 million increase on existing operations was primarily attributable to an increase in derailment expense in our Oregon Region.

All other expenses combined (purchased services, materials, gain on asset sales and other expenses) increased $5.4 million, or 9.8%, due to an increase of $4.1 million from the new GP Railroads, TZPR and Savannah Wharf operations and an increase of $1.3 million on existing operations.

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

Other (Expense) Income, Net

Other income was $131,000 in the year ended December 31, 2004, compared to Other income of $986,000 in the year ended December 31, 2003, a decrease of $1.1 million. Other (expense) income, net, in the years ended December 31, 2004 and 2003 consisted primarily of currency gains and losses on Australian dollar denominated cash and receivable balances, and interest income.

42    Genesee & Wyoming Inc. 2005 FORM 10K

Income Taxes

Our effective income tax rate in the years ended December 31, 2004 and 2003, was 41.4% and 36.9%, respectively. The increase in 2004 was primarily due to the tax rate used to compute our U.S. income taxes being stepped up to the highest corporate bracket of 35% based on our current and projected level of profitability. As a result, we increased our fourth quarter tax accrual by $1.0 million, of which approximately $250,000 related to the first three quarters of 2004 and approximately $750,000 related to a revaluation of our pre-2004 net U.S. deferred tax liabilities.

Equity in Net Income of Unconsolidated International Affiliates

Equity earnings of unconsolidated international affiliates in the year ended December 31, 2004, were $14.9 million compared to $10.6 million in the year ended December 31, 2003, an increase of $4.3 million, or 40.1%. Equity earnings in the year ended December 31, 2004, consisted of $14.2 million from ARG and $677,000 from South American affiliates. Equity earnings in the year ended December 31, 2003, consisted of $10.4 million from ARG and $270,000 from South American affiliates.

Net Income and Earnings Per Share

Net income for the year ended December 31, 2004, was $37.6 million compared to net income in the year ended December 31, 2003, of $28.7 million, an increase of $8.9 million, or 31.0%. The increase in net income was the result of an increase from operations of $4.6 million and an increase in equity earnings of unconsolidated affiliates of $4.3 million.

Basic Earnings Per Share increased by $0.26, or 33.8%, to $1.03 in the year ended December 31, 2004, from $0.77 in the year ended December 31, 2003. Diluted Earnings Per Share increased by $0.22, or 32.4%, to $0.90 in the year ended December 31, 2004, from $0.68 in the year ended December 31, 2003. Weighted average shares for basic and diluted were 36.2 million and 41.1 million, respectively, in the year ended December 31, 2004, compared to 35.5 million and 40.2 million, respectively, in the year ended December 31, 2003. As a result of the retroactive restatement of earnings per share due to the adoption of EITF 03-06, basic and diluted earnings per share were reduced by $.03 and $.03, respectively, for the year ended December 31, 2003.

Supplemental Information – Australian Railroad Group

As a result of the strengthening of the Australian dollar in 2004 relative to the U.S. dollar, the average currency translation rate for the year ended December 31, 2004 was 11.3% more favorable than the rate for the year ended December 31, 2003, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight revenues, and operating expenses.

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

Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Years ended December 31, 2004 and 2003

(U.S. dollars in thousands, except average per carload)

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total	2004	2003
Grain	$101,983	36.6%	$61,125	29.5%	265,712	27.0%	158,462	18.7%	$384	$386
Other Ores and Minerals	58,384	20.9%	48,782	23.6%	109,418	11.1%	107,257	12.7%	534	455
Iron Ore	45,534	16.3%	36,238	17.5%	201,612	20.5%	179,711	21.2%	226	202
Alumina	19,666	7.1%	16,459	8.0%	157,168	16.0%	153,685	18.1%	125	107
Bauxite	12,732	4.6%	11,363	5.5%	125,793	12.8%	126,865	15.0%	101	90
Hook and Pull (Haulage)	1,713	0.6%	5,498	2.7%	7,414	0.8%	13,337	1.6%	231	412
Gypsum	3,662	1.3%	2,915	1.4%	50,394	5.1%	45,548	5.4%	73	64
Other	35,265	12.6%	24,543	11.8%	67,810	6.7%	62,865	7.3%	520	390

Total	$278,939	100.0%	$206,923	100.0%	985,321	100.0%	847,730	100.0%	283	244

ARG’s freight revenues were $278.9 million in the year ended December 31, 2004, compared to $206.9 million in the year ended December 31, 2003, an increase of $72.0 million or 34.8%. In local currency, freight revenues increased 21.1% in the year ended December 31, 2004, compared to the year ended December 31, 2003.

2005 FORM 10K Genesee & Wyoming Inc.    43

Total ARG carloads were 985,321 in the year ended December 31, 2004, compared to 847,730 in the year ended December 31, 2003, a net increase of 137,591 carloads, or 16.2%. The net increase resulted primarily from an increase in Grain of 107,250 carloads due to a record grain harvest in Western Australia and a new customer in New South Wales, an increase in Other Ores and Minerals of 2,161 carloads due to stronger shipments of sulphuric acid and nickel in Western Australia, an increase in Iron Ore of 21,901 carloads due to a new customer and additional production from existing customers, an increase in Alumina of 3,483 carloads due to higher production in Western Australia and an increase in Gypsum of 4,846 carloads. These gains were partially offset by a decrease in Hook and Pull (haulage traffic) of 5,923 carloads due to certain non-recurring shipments in the preceding year. All other commodities combined increased by a net 3,873 carloads. The average revenues per carload increased to $283 in the year ended December 31, 2004, compared to $244 per carload in the year ended December 31, 2003, an increase of 16.0%, primarily due to the strength of the Australian dollar relative to the U.S. dollar in 2004 versus 2003. In local currency, the average revenue per carload increased 4.2% in the year ended December 31, 2004, compared to the year ended December 31, 2003.

Non-Freight Revenues

ARG’s non-freight revenues were $54.7 million in the year ended December 31, 2004 compared to $42.6 million in the year ended December 31, 2003, an increase of $12.1 million, or 28.3%. In local currency, non-freight revenues increased 15.5% in the year ended December 31, 2004, compared to the year ended December 31, 2003. The increase in non-freight revenues was primarily attributable to an increase in diesel fuel sold to third parties, partially offset by a decline in revenues from Tarcoola to Darwin Line due to the completion of construction in the fourth quarter of 2003. ARG’s role in the project in 2004 was as the contract operator and as lessor of rail equipment.

The following table compares ARG’s non-freight revenues for the years ended December 31, 2004 and 2003:

Australian Railroad Group Non-Freight Revenues Comparison

Years Ended December 31, 2004 and 2003

(U.S. dollars in thousands)

	2004	% of Total	2003	% of Total
Third party track access fees	$18,085	33.1%	$14,619	34.3%
Tarcoola to Darwin Line	6,557	12.0%	12,103	28.4%
Other operating income	30,066	54.9%	15,926	37.3%

Total non-freight revenues	$54,708	100.0%	$42,648	100.0%

ARG Operating Expenses

ARG’s operating expenses were $265.7 million in the year ended December 31, 2004, compared to $194.4 million in the year ended December 31, 2003, an increase of $71.3 million, or 36.7%. The following table sets forth a comparison of ARG’s operating expenses in the years ended December 31, 2004 and 2003:

Australian Railroad Group Operating Expense Comparison

Years Ended December 31, 2004 and 2003

(U.S. dollars in thousands)

	2004		2003
	$	% of Operating Revenues	$	% of Operating Revenues
Labor and benefits	$59,566	17.8%	$47,337	19.0%
Equipment rents	2,519	0.7%	1,733	0.7%
Purchased services	78,775	23.6%	60,096	24.1%
Depreciation and amortization	27,346	8.2%	23,443	9.4%
Diesel fuel used in operations	26,671	8.0%	15,900	6.4%
Diesel fuel for sales to third parties	19,944	6.0%	6,756	2.7%
Casualties and insurance	9,570	2.9%	8,568	3.4%
Materials	13,726	4.1%	11,635	4.6%
Net gain on sale and impairment of assets	(336)	(0.1%)	(2,081)	(0.8%)
Other expenses	27,921	8.4%	20,969	8.4%

Total operating expenses	$265,702	79.6%	$194,356	77.9%

44    Genesee & Wyoming Inc. 2005 FORM 10K

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

Income Taxes

ARG’s effective income tax rate in the years ended December 31, 2004 and 2003, was 30.1% and 15.7%, respectively. The 2004 effective tax rate is approximately equal to the statutory rate of 30%. The increase from 2003 was attributable to finalizing, during 2003, the tax base of assets acquired in December 2000 from the government. The net assets acquired were from a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During 2003, all matters were favorably resolved with the Australian Taxation Office, resulting in a reduction in income tax expense due to an overprovision of tax expense in prior periods.

Liquidity and Capital Resources

During 2005, 2004 and 2003, we generated $68.1 million, $55.4 million, and $46.9 million, respectively, of cash from operations. The 2005 increase over 2004 was primarily due to the following items: increased net income of $12.5 million, increased depreciation and amortization of $5.3 million, an increase from non-cash compensation expense related to stock options of $1.8 million and a decrease of $4.8 million in non-cash equity earnings, partially offset by a net decrease in all other elements of working capital of $8.5 million. The 2004 increase over 2003 was primarily due to the following items: increased net income of $8.9 million, increased depreciation and amortization of $3.8 million, an increase from the non-cash write off of deferred finance fees of $1.6 million, partially offset by $4.3 million in greater non-cash equity earnings, decreased deferred taxes of $1.8 million, and a net decrease in all other elements of working capital of $140,000.

During 2005, 2004 and 2003, our cash flow used in investing activities was $271.8 million, $25.2 million and $75.9 million, respectively. For 2005, primary drivers of the investing activities were the purchase of Rail Partners

2005 FORM 10K Genesee & Wyoming Inc.    45

from RMC for $238.2 million, capital expenditures of $32.1 million and $6.5 million paid in connection with the resolution of claims related to contingent purchase consideration for Genesee Rail-One, offset by $4.3 million in proceeds from the sale of assets and cash received from unconsolidated international affiliates of $677,000. For 2004, primary drivers of the investing activities were capital expenditures of $28.1 million; the purchase of Homer City and Savannah Wharf rail properties and Pawnee Transloading Company Inc., for $2.9 million; and $500,000 in valuation adjustments of split dollar insurance assets, offset by $5.8 million in net cash received from unconsolidated international affiliates and $450,000 in proceeds from the sale of assets. Capital expenditures consisted of $19.1 million for track improvements, net of funds received from governmental grants, and $9.0 million for equipment and rolling stock. For 2003, primary drivers of investing activities were the acquisition of the GP Railroads for $54.9 million and capital expenditures of $23.0 million. Capital expenditures consisted of $14.7 million for track improvements, net of funds received from government grants, and $8.3 million for equipment and rolling stock which included $4.1 million for a locomotive upgrade project.

During 2005, our cash flow provided by financing activities was $206.4 million. During 2004, our cash flow used in financing activities was $27.5 million, and during 2003, our cash flow provided by financing activities was $28.4 million. For 2005, primary drivers of the financing activities were a net increase in outstanding debt of $203.8 million, cash proceeds of $3.8 million from exercise of stock options by employees and directors and stock purchases by employees, and $750,000 from the excess tax benefit from share-based payment arrangements, offset by debt issuance cost of $1.6 million and treasury stock purchases of $400,000. For 2004, primary drivers of the financing activities were a net decrease in outstanding debt of $28.8 million, debt issuance cost of $1.4 million and dividends paid on the Convertible Preferred of $400,000, offset by net proceeds of $3.0 million from the exercise of stock options by employees and directors and stock purchases by employees. For 2003, primary drivers of the financing activities were a net increase in outstanding debt of $26.9 million and cash proceeds of $2.5 million from exercise of stock options by employees and directors and stock purchases by employees, offset by dividends paid on the Convertible Preferred of $1.0 million.

At December 31, 2005, we had long-term debt, including current portion, totaling $338.4 million, which comprised 46.0% of our total capitalization. At December 31, 2004, we had long-term debt, including current portion, totaling $132.2 million, which comprised 27.9% of our total capitalization.

Senior U.S. and Canadian Credit Facilities

On May 25, 2005, in conjunction with the acquisition of Rail Partners, we entered into a Consent and First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 12, 2004. The consent and amendment expanded the size of our senior revolving credit facility from $150.0 million to $225.0 million. It also extended the maturity date of the US obligations to June 1, 2010, and consented to the acquisition of Rail Partners. Following the consent and amendment, the amended and restated credit facilities are composed of a $225.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan. The revolving loan is due in 2010 and the Canadian term loan is due in 2009. The acquisition of Rail Partners was partially funded through a $118.0 million draw under the senior revolving credit facility at an initial borrowing rate of LIBOR plus 1.375%. Approximately $75,000 of the borrowing capacity is reserved for letters of credit for one of our subsidiaries. The remaining unused borrowing capacity is available for general corporate purposes, including acquisitions. Interest rates for borrowings are based on U.S. or Canadian LIBOR plus a margin, which varies from 0.75% to 1.50% depending on leverage. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of our U.S. subsidiaries and the Canadian term loan is guaranteed by substantially all of our U.S. and Canadian subsidiaries.

Financial covenants, which are measured on a trailing twelve month basis and reported quarterly, are as follows:

(a) Maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases)) except during the period June 1, 2005, through December 31, 2005, where the maximum leverage is 3.75.

(b) Minimum interest coverage of 3.5 times measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

(c) Consolidated tangible net worth equal to 80% of net worth as of March 31, 2005, having given pro forma effect to the June 2005 acquisition plus, on a cumulative basis, 50% of net income for each quarter ending after March 31, 2005.

(d) Maximum annual capital expenditures (excluding acquisitions) of $51.0 million. Fifty percent of unutilized permitted capital expenditures may be utilized in the succeeding year.

In addition, in connection with our Australia Transactions, we entered into a Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 13, 2006 (the Consent and Second Amendment). The Consent and Second Amendment waives compliance with the restrictions on the dispositions of assets and adjusts the consolidated tangible net worth calculation to permit our entry into the Australia Transactions. In addition, the Consent and Second Amendment permits us to make restricted payments, consisting of stock repurchases or cash dividends, with the proceeds from the Australia Transactions for a period of eighteen months following the closing of the Australia Transactions as long as certain financial covenants governing distributions are met.

46    Genesee & Wyoming Inc. 2005 FORM 10K

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates, and pay dividends or make distributions. The credit facilities allow us to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1. As of December 31, 2005, we were in compliance with the provisions of these covenants, but we were unable to pay dividends or make distributions.

Senior Notes

On November 15, 2004, we completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in 2011. We used the proceeds from the Series A senior notes private placement to repay $75.0 million of approximately $110.0 million of debt then outstanding at our U.S. and Canadian subsidiaries.

On July 26, 2005, we completed a private placement of $100 million of Series B senior notes and $25 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due 2012. As of December 31, 2005, the Series C senior notes had an interest rate of 4.91%. We used the proceeds of the senior notes to repay the $125.0 million Acquisition Notes issued in connection with the Rail Partners transaction.

The senior notes are unsecured but are guaranteed by substantially all of our U.S. subsidiaries. The senior notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which are reported quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). As of December 31, 2005, we were in compliance with the provisions of these covenants, but we were unable to pay dividends or make distributions.

Mexican Financings

On April 1, 2005, we and our Mexican subsidiaries, GW Servicios S.A. (Servicios) and FCCM amended loan agreements and related documents with the International Finance Corporation (IFC) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (FMO) to revise certain terms of Servicios’ existing loans from IFC and FMO as well as our existing support obligations related to such loans, effective March 15, 2005.

Under the amended terms, principal payments under Servicios’ promissory notes payable (Notes) were reduced and maturity dates were extended by three years. In addition, amounts held in escrow for the benefit of IFC and FMO (approximately $574,000) were released to prepay a portion of the loans. As of June 30, 2005, the aggregate amount outstanding on the Notes totaled $17.0 million, with variable interest rates based on LIBOR plus 3.5 percentage points for the original term of the debt through 2007 and 2008 with an increase to LIBOR plus 4.0 percentage points for the extended term of the debt. Two of the Notes, aggregating to $10.2 million, have a six year remaining term with combined semi-annual principal payments of $784,000 which began March 15, 2005, and continue through the maturity date of September 15, 2011. The third Note, in the amount of $6.8 million, has a seven year remaining term with semi-annual principal payments of $455,000 which began March 15, 2005, and continues through the maturity date of September 15, 2012. As of December 31, 2005, the aggregate amount outstanding on the Notes totaled $15.8 million.

The Notes contain certain financial and other covenants applicable only to FCCM and Servicios, including mandatory debt prepayments from excess free cash flow (as defined in the agreements) and restrictions on utilization of funds for capital expenditures, incurrence of debt, guarantees of obligations, sale of assets, lease of assets, creation of certain liens, payment of dividends and distributions, transactions among FCCM and Servicios and other affiliates of Genesee & Wyoming Inc., entering into certain mergers, and revising or terminating FCCM’s rail concession with the government of Mexico. The Notes will continue to be secured by essentially all the assets of Servicios and FCCM, and a pledge of the Servicios and FCCM shares held by us.

Under the original loan agreements for $27.5 million of debt, we were obligated to provide up to $8.0 million of funding to our Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes. The investment phase consisted of achieving several obligations related to capital investments, operating performance and management systems and controls. Thereafter, we were obligated to provide up to $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project, which consisted of achieving several financial performance thresholds. Prior to the amendment, we had advanced $2.5 million of our $8.0 million obligation and the project was still in the investment phase. The amended agreements eliminate our obligations to provide additional funding under those terms and instead obligate us to provide up to $8.9 million to Servicios (in addition to the $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations. To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated EBITDA, as defined in the

2005 FORM 10K Genesee & Wyoming Inc.    47

amended agreements as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess. Pursuant to this funding requirement, based on FCCM’s 2005 EBITDA and capital expenditures, we will be obligated to advance $2.7 million, full payment of which is due in the first quarter of 2006. Furthermore, due to the impact of Hurricane Stan on our Mexican operations, we currently expect our Mexican operations will be able to fund only $1.9 million of the total $3.7 million of U.S. dollar denominated principal and interest payments due in 2006. We anticipate FCCM will use $1.8 million of the $2.7 million we are obligated to advance to fund its debt service shortfall.

FCCM is not in default under the Note documents as a result of the damage associated with Hurricane Stan but revenue and cash flow shortfalls, among other factors, may result in a default in the future.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to us. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012. The value of the Servicios equity owned by IFC will be based on a multiple of FCCM’s EBITDA as defined in the agreements. Exercise of this put option by IFC would result in a future cash outflow for us.

On March 3, 2006, we received notice that the IFC intends to exercise its put option to sell its 12.7% indirect equity stake in FCCM back to us. We are still determining the cash outflow that would result from the closing of the exercise of the put option, but in no case will the cash outflow exceed $1.7 million.

Mexican Fuel Tax Credits

In 2003, FCCM could apply diesel fuel tax credits that it generated to reduce payroll taxes and value added taxes, and it utilized approximately $3.3 million in such fuel tax credits. During 2004, tax authorities issued a ruling that limited the application of diesel fuel tax credits to income tax related obligations only, excluding payroll taxes and value added taxes. Effective January 2005, as a result of new fuel tax legislation, FCCM was again permitted to apply diesel fuel tax credits that it generates to reduce a variety of its federal tax obligations, including income taxes, payroll taxes and value added taxes. While the new legislation was a favorable development, under the fuel tax formula at current high diesel fuel prices, FCCM is paying little or no fuel taxes and therefore is not generating any significant diesel fuel tax credits. FCCM has utilized all the fuel tax credits it generated in 2004 and the small amount of fuel tax credits it generated in 2005.

South America

We have a 22.89% indirect ownership interest in Ferroviaria Oriental, S.A. (Oriental) which is located in eastern Bolivia. We hold our equity interest in Oriental through a number of intermediate holding companies, and we account for our interest in Oriental under the equity method of accounting. We indirectly hold a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and we hold our remaining 10.37% equity interest in Oriental through other companies. GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental.

This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and we have chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver of principal repayment from the creditors which expired on January 31, 2004. However, negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt or (ii) exercise their rights pursuant to the lien. GWC and the creditors have an informal standstill agreement until May 21, 2006. If there is no agreement between GWC and the creditors by that date, the creditors may exercise their rights pursuant to the lien.

If we were to lose our 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, we would write-off our investment in Oriental held through GWC, which on December 31, 2005 amounted to $360,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on our remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, we discontinued equity accounting for our 12.52% equity interest in Oriental held through our interest in GWC.

Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under our Senior Credit Facility.

Equipment Leases

We are party to several cancelable leases which have automatic renewal provisions. If we choose not to renew these leases, we would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $7.3 million. In addition, we have the option, at various dates, to terminate the leases by purchasing the

48    Genesee & Wyoming Inc. 2005 FORM 10K

rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $16.3 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

As noted previously, in November 2004, TZPR entered into a 20-year lease agreement for the assets of the PPU (see Note 3 to Consolidated Financial Statements). Future lease payments of $3.1 million annually are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement.

Government Grants

Some of our railroads have entered into a number of rehabilitation or construction grants with state and federal agencies. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and maintenance on the rail lines that have been rehabilitated or constructed. We believe that the levels of service and maintenance required under the grants are not materially different from those we would otherwise provide. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate our service over that track. We record any excess in the fixed funding compared to the actual cost of rehabilitation and construction as gains in the current period. However, we can offer no assurance that government grants will continue to be available or that even if available, our railroads will be able to obtain them. We received government grants totaling $4.2 million, $5.6 million and $2.0 million in 2005, 2004 and 2003, respectively.

2006 Budgeted Capital Expenditures

We have budgeted approximately $48.3 million ($36.4 million net of government grants) in capital expenditures in 2006, of which $39.4 million ($27.5 million net of government grants) is for track rehabilitation and $8.9 million is for equipment. If we are unable to obtain the expected government grants, we will also reduce our net budgeted capital expenditures. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2005 (dollars in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(a)	$337,938	$4,713	$9,079	$119,732	$204,414
Interest on Debt(b)	97,183	18,158	35,447	32,981	10,597
Capital Lease Obligations	413	13	29	33	338
Operating Lease Obligations	111,571	19,076	30,596	15,379	46,520
Purchase Obligations(c)	18,517	4,545	10,277	3,695	—
Interest Rate Swaps(d)	1,625	1,027	598	—	—

Total	$567,247	$47,532	$86,026	$171,820	$261,869

(a)	Excludes capital lease obligations of $413,000.

(b)	Interest on debt includes $5.2 million per year of interest based on the December 31, 2005 outstanding balance of $88.0 million on our senior revolving credit facility which is due in 2010. However, we continually reduce our outstanding balance on the senior revolving credit facility with cash generated from operations.

(c)	Purchase obligations include a $500,000 locomotive maintenance contract, $13.3 million end of term purchase price for locomotives and freight cars under operating leases, and $4.7 million of capital expenditures required under the terms of a rail line lease agreement.

(d)	Represents future cash payments for the fixed portion of interest rate swaps.

2005 FORM 10K Genesee & Wyoming Inc.    49

Impact of Foreign Currencies on Operating Revenues

As of December 31, 2005, foreign currency translation had a net positive impact on consolidated North American revenues. The following table sets forth the impact of foreign currency translation on reported operating revenues:

Operating Revenues

(dollars in thousands)

	Years Ended December 31,
	2005			2004
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact	As Reported
U.S. Operating Revenues	$299,440	n/a	$299,440	$226,521
Canada Operating Revenues	50,960	4,598	46,362	44,008
Mexico Operating Revenues	34,989	1,209	33,780	33,255

Total Operating Revenues	$385,389	$5,807	$379,582	$303,784

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as required to be disclosed pursuant to Item 303(a)(4) of regulation S-K.

Supplemental Information – Australian Railroad Group

Credit Facilities

In December 2003, ARG refinanced all of its senior debt outstanding through new senior credit facilities (“the new Credit Facilities”) of $398.0 million. The new Credit Facilities are denominated in Australian dollars. By drawing down approximately $368.0 million under the new Credit Facilities and using previously restricted cash, ARG repaid $439.3 million of senior debt. The new Credit Facilities are composed of a $150.2 million revolving loan maturing in 2008, a $90.1 million term loan maturing in 2008, a $150.2 million term loan expiring in 2010, and a $7.5 million working capital facility. The credit facilities accrue interest at rates based on various indices plus an applicable margin, which varies from 0.70 to 1.25 percentage points based on the bank bill bid rate, as defined in the credit agreements. ARG pays a commitment fee on all unused portions of the credit facilities which varies from 0.3 to 0.4 percentage points. The credit facilities include limited negative pledge covenants but permit prepayment. The credit facilities require the maintenance of certain covenant ratios or amounts, including, but not limited to, interest expense to EBITDA, and total debt to total assets, all as defined in the credit agreements. (Dollar amounts noted above apply the year-end 2003 exchange rate of 0.75 U.S. dollars per Australian dollar.) ARG was in compliance with the provisions of these covenants as of December 31, 2005.

Impact of Foreign Currency on ARG’s Operating Revenues and Net Income

As of December 31, 2005, foreign currency translation had a positive impact on ARG’s operating revenues and net income due to the strengthening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income:

ARG Operating Revenues and Net Income

(U.S. dollars in thousands)

	Years Ended December 31,
	2005			2004
	As Reported	Currency Translation Impact	Excluding Currency Impact	As Reported
Operating Revenues	$344,546	$11,830	$332,716	$333,647

Net Income	$18,936	$633	$18,303	$28,470

50    Genesee & Wyoming Inc. 2005 FORM 10K

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses during the reporting period. Management uses its judgment in making significant estimates in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to us in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property and Equipment

We record property and equipment at historical cost, and we record acquired railroad property at the allocated cost. We capitalize major renewals or betterments, but routine maintenance and repairs are charged to expense when incurred. We credit or charge to operating expense gains or losses on sales or other dispositions. We depreciate our property and equipment on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-20 years).

The following table sets forth the estimated useful lives of our major classes of property and equipment:

Property:	Estimated useful life
Buildings & Leasehold Improvements	30 years or life of lease
Bridges/Tunnels/Culverts	30 – 50 years
Track Property	5 – 50 years

Equipment:
Computer Equipment	3 years
Locomotives & Freight Cars	5 – 20 years
Vehicles & Mobile Equipment	5 – 10 years
Signals & Crossing Equipment	5 – 10 years
Track Equipment	5 – 10 years
Other Equipment	5 – 10 years

We continually evaluate whether events and circumstances have occurred that indicate that our long-lived tangible assets may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining live of such asset in measuring whether or not impairment has occurred. If we identify impairment on an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances. We closely monitor our assets in foreign operations where fluctuating currencies and unsettled economic conditions can create greater uncertainty.

Intangible Assets and Goodwill Acquired in Business Combinations

We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates, and asset lives and therefore require considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods.

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, we test for impairments in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142). We perform our annual impairment test on November 30th of each year and in 2005 no impairment was recognized.

For intangible assets, the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible assets exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. We first compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and we would then record the goodwill impairment as the excess of recorded goodwill over its implied fair value.

2005 FORM 10K Genesee & Wyoming Inc.    51

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

Pensions and Other Post-Retirement Benefits

We use third-party actuaries to assist us in properly measuring the liabilities and expenses associated with providing pension and defined contribution medical and life insurance benefits (OPEB) for union and non-union employees of two U.S. subsidiaries. In order to apply actuarial methods to value the liabilities and expenses we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate applied to future liabilities and expected future rate of return on pension assets. For other postretirement benefits, the critical assumptions are the discount rate and healthcare cost trend rate.

We evaluate our critical assumptions annually and our assumptions are based on the following factors:

■	Discount rate is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 5.75%.

■	Expected return on plan assets is based on an assumed long-term asset rate of return of 8.5%.

■	Health care cost trend rate is based on historical rates of inflation and expected market conditions and is assumed to be 11.0% in 2006 graded ratably to 5% over a seven year period.

Stock-Based Compensation

We elected to adopt SFAS 123(R), in the third quarter of 2005 using the Modified Prospective Application. SFAS 123(R) requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Prior to adoption we accounted for our stock-based compensation plans under APB Opinion 25, under which no compensation cost had been recognized and disclosed the pro forma expense for basic and diluted earnings per share as if stock-based compensation had been compiled under SFAS 123.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model that require management judgment are the expected life and expected volatility of stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of stock is based on actual volatility and adjusted to reflect future expectations.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods will be recorded as compensation cost in the period of change. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.

As of the adoption date, the impact of amortizing existing stock options in the year ended December 31, 2005 represented compensation cost of $1.8 million pre-tax, or $1.5 million after-tax, which reduced earnings by $.04 per share for the year ended December 31, 2005. The total compensation cost related to non-vested awards not yet recognized of $4.9 million is expected to be recognized through June 30, 2008. Amortization expense for the restricted stock shares was $664,000 for the year ended December 31, 2005. Total unrecognized compensation cost for non-vested restricted stock shares and restricted stock units of $1.4 million is expected to be recognized through June 30, 2008.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires a balance sheet approach for the financial accounting and reporting of deferred income taxes. Deferred income taxes reflect the tax effect of temporary differences between the book and tax basis of assets and liabilities, as well as available income tax credit and net operating loss carryforwards. In our consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

52    Genesee & Wyoming Inc. 2005 FORM 10K

No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2005 was $89.0 million.

We had net operating loss carry-forwards from our Mexican operations in 2005 and 2004 of $19.4 million and $16.6 million, respectively. The Mexican losses, for income tax purposes, relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-forwards will expire between 2009 and 2014.

A significant portion of the deferred tax benefits relate to the Mexican net operating loss carry-forwards. We believe a valuation allowance need not be recorded because we expect our Mexican Region will more likely than not generate sufficient taxable income to utilize all of the deferred tax assets. We estimate FCCM will generate sufficient taxable income to utilize its net operating loss carry-forwards prior to the date of expiration. In addition, management believes, in conjunction with a contemplated restructuring of the Mexican Region, we will more likely than not generate sufficient future taxable income to offset the remaining net operating losses of Servicios prior to the date of expiration.

Management believes that full consideration has been given to all relevant circumstances that we may be currently subject to, and the financial statements accurately reflect management’s best estimate of our results of operations, financial condition and cash flows for the years presented.

Other Uncertainties

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

Principal Amount of Long-Term Debt and Interest Rate Swaps

(dollars in thousands)

December 31, 2005
Fixed Rate Debt	$177,614
Average Fixed Interest Rate	5.1%
Variable Rate Debt Swapped to Fixed Rate Debt(1)	$29,055
Average Fixed Interest Rate	6.7%
Unswapped Variable Rate Debt	$126,995
Average Variable Interest Rate	5.8%
Total Long-Term Debt	$333,664
Average Interest Rate	5.5%

(1)	Amount of variable rate debt that we have swapped to fixed rate debt in 2006 is $21.4 million.

2005 FORM 10K Genesee & Wyoming Inc.    53

Table Assumptions

Variable Interest Rates: The table presents variable interest rates based on U.S. and Canadian LIBOR rates (as of December 31, 2005) plus an average borrowing margin of approximately 1.4%. The borrowing margin is composed of a weighted average of 1.375% for debt under our U.S. and Canadian credit facilities, 0.70% for our Series C senior notes and 3.5% for debt related to our Mexican operations.

Interest Rate Swaps: The table presents dollar amounts outstanding under interest rate swaps as of December 31, 2005, in which we have swapped a portion of our variable rate debt to fixed rate debt. The table also presents the average fixed interest rate under these swaps which is equal to our fixed pay rates to counterparties plus our borrowing margin.

Interest Rate Sensitivity

Based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $1.3 million.

Foreign Currency Risk

The functional currency of our Mexican operations is the Mexican peso, while the debt obligations are denominated in U.S. dollars. As a result, we face exchange rate risk if the Mexican peso were to depreciate relative to the U.S. dollar, thereby generating lower U.S. dollar equivalent cash and earnings to pay the principal and interest on the debt. Our risk management policy seeks to mitigate this risk by purchasing one-year forward currency options on the U.S. dollar – Mexican peso exchange rate that approximate projected U.S. dollar principal and interest payments that will be funded by available peso denominated cash, so as to lessen the impact of a severe peso depreciation.

Debt related to our Canadian and Australian operations is denominated in the respective local currencies. Therefore, foreign currency risk related to debt service payments does not exist at our Canadian and Australian operations.

U.S. Dollar Denominated Principal and Projected Interest Obligations

of Mexican Peso Denominated Operations

(dollars in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total
Principal Payments(1)	$2,479	$2,479	$2,479	$2,479	$2,479	$3,386	$15,779
Interest Payments(2)	1,243	1,040	850	633	457	300	4,553

Total	$3,722	$3,518	$3,329	$3,142	$2,935	$3,687	$20,332

(1)	Principal and interest payments are due on March 15 and September 15 of each year.

(2)	Based on 6-month U.S. LIBOR as of December 31, 2005 plus a borrowing margin of 3.5% or 4.0%, as appropriate for the period.

Foreign Currency Options

(dollars in thousands, except exchange rates)

	Settlement Date
	March 15, 2006	September 15, 2006	Total
Receive U.S. dollar/Pay Mexican peso: Notional Amount	$1,800	$1,800	$3,600
Average exchange rate in Mexican peso per U.S. dollar	12.52	13.66	—

Sensitivity of Foreign Currency to Debt Service Payments

We expect our Mexican operations to fund approximately $1.9 million of the total $3.7 million of U.S. dollar denominated principal and interest payments in 2006. Based on the cash flow needs of the Mexican operations, we have the expectation of making an approximate $1.8 million loan to our Mexican operations. If the value of the Mexican peso were to weaken ten percentage points relative to the U.S. dollar while Mexican peso denominated earnings and cash flows remained constant, then it would be equivalent to the Mexican operations being required to support an additional $190,000 in debt service payments. Based on an exchange rate of 10.78 Mexican peso per U.S. dollar as of December 31, 2005, this exposure in 2006 is capped at a maximum of $320,000 by the foreign currency options shown in the table.

54    Genesee & Wyoming Inc. 2005 FORM 10K

Sensitivity of Foreign Currency Translation

GWI’s Mexican operations are held through two subsidiaries, Servicios and FCCM. Servicios is the obligor of the loan agreements with the IFC and FMO, while FCCM is the operating company. FCCM is owned 96.5% by Servicios and 3.5% by us. Servicios is owned 86.8% by us and 13.2% by the IFC. FCCM historically has made debt service payments on behalf of Servicios. When FCCM makes a payment on Servicios’ behalf, Servicios provides FCCM with a U.S. dollar denominated note for the amount of the payment. These notes bear interest at the same spread over LIBOR as the underlying debt to the IFC and FMO, currently LIBOR + 3.50%. Since FCCM has the Mexican peso as its functional currency, these notes are recorded on its balance sheet in Mexican pesos. When the Mexican peso appreciates or depreciates relative to the U.S. dollar FCCM records a non-cash loss or gain, respectively, on the note as it is revalued.

As of December 31, 2005, the total amount due to FCCM from Servicios was $19.6 million. A one percentage point appreciation in the Mexican peso relative to the U.S. dollar from the December 31, 2005 exchange rate would result in a pre-tax loss for FCCM in the amount of $0.2 million.

Diesel Fuel Price Risk

We are exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2005, fuel costs for fuel used in operations represented 12.2% of our total expenses and 11.8% of total expenses at our 50%-owned Australian operations. As of December 31, 2005, neither we nor our 50%-owned Australian operations had entered into any hedging transactions to manage this diesel fuel risk.

Sensitivity to Diesel Fuel Prices

As of December 31, 2005, each one percentage point increase in the price of diesel fuel would result in a $384,000 increase in our annual fuel expense and a $340,000 increase in ARG’s annual diesel fuel expense consumed in operations.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial data required by this item are listed at Part IV, Item 15 and are filed herewith immediately following the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

2005 FORM 10K Genesee & Wyoming Inc.    55

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Genesee & Wyoming Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

■	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Genesee & Wyoming Inc.;

■	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

■	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of management and directors of Genesee & Wyoming Inc.; and

■	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. Management reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2005, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements of Genesee & Wyoming Inc. included in this report, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and has issued an attestation report on management’s assessment which attestation is included in their report which appears herein.

March 14, 2006

56    Genesee & Wyoming Inc. 2005 FORM 10K

Item 9B.	Other Information.

None

2005 FORM 10K Genesee & Wyoming Inc.    57

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 31, 2006 under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 31, 2006 under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,339,673	$11.89	1,482,953
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	2,339,673	$11.89	1,482,953

The remaining information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 31, 2006 under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 31, 2006 under “Related Transactions”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 31, 2006 under “Principal Accounting Fees and Services”, which proxy statement will be filed within 120 days after the end of our fiscal year.

58    Genesee & Wyoming Inc. 2005 FORM 10K

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent Owned:

Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of the Independent Auditors

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(b) EXHIBITS – SEE INDEX TO EXHIBITS

(c) NONE

2005 FORM 10K Genesee & Wyoming Inc.    59

2005 FORM 10K Genesee & Wyoming Inc.    F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Genesee & Wyoming Inc.:

We have completed integrated audits of Genesee & Wyoming Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Genesee & Wyoming Inc.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the financial statements listed in the index appearing under Item 15(a), present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Australian Railroad Group Pty Ltd (ARG), an equity method investment which represents 12.8% and 17.9% of the Company’s total assets as of December 31, 2005 and 2004, respectively, and 18.9%, 37.8% and 36.1% of the Company’s net income for the years ended December 31, 2005, 2004 and 2003, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9 (A), that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

F-2    Genesee & Wyoming Inc. 2005 FORM 10K

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

PricewaterhouseCoopers LLP

New York, New York

March 14, 2006

2005 FORM 10K Genesee & Wyoming Inc.    F-3

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$18,669	$14,451
Accounts receivable, net	91,134	64,537
Materials and supplies	6,765	5,263
Prepaid expenses and other	8,298	7,784
Deferred income tax assets, net	4,230	3,190

Total current assets	129,096	95,225

PROPERTY AND EQUIPMENT, net	535,994	337,024
INVESTMENT IN UNCONSOLIDATED AFFILIATES	136,443	132,528
GOODWILL	31,233	24,682
INTANGIBLE ASSETS, net	135,444	77,778
OTHER ASSETS, net	12,388	10,014

Total assets	$980,598	$677,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,726	$6,356
Accounts payable	87,496	63,794
Accrued expenses	28,270	21,598

Total current liabilities	120,492	91,748

LONG-TERM DEBT, less current portion	333,625	125,881
DEFERRED INCOME TAX LIABILITIES, net	59,891	50,517
DEFERRED ITEMS – grants from governmental agencies	48,242	46,229
DEFERRED GAIN – sale/leaseback	3,217	3,495
OTHER LONG-TERM LIABILITIES	13,982	14,122
MINORITY INTEREST	3,329	3,559
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 42,516,903 and 41,895,221 shares issued and 37,195,044 and 36,596,877 shares outstanding (net of 5,321,859 and 5,298,344 shares in treasury) on December 31, 2005 and 2004, respectively	425	419
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,183 shares issued and outstanding on December 31, 2005 and 2004	40	40
Additional paid-in capital	168,007	160,607
Retained earnings	218,189	168,054
Accumulated other comprehensive income	24,175	25,228
Less treasury stock, at cost	(13,016)	(12,648)
Total stockholders’ equity	397,820	341,700

Total liabilities and stockholders’ equity	$980,598	$677,251

The accompanying notes are an integral part of these consolidated financial statements.

F-4    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
OPERATING REVENUES	$385,389	$303,784	$244,827
OPERATING EXPENSES:
Transportation	133,001	102,424	84,268
Maintenance of ways and structures	34,360	29,347	25,969
Maintenance of equipment	57,321	47,602	36,695
General and administrative	68,408	55,142	46,206
Net gain on sale and impairment of assets	(3,207)	(13)	(87)
Depreciation and amortization	24,575	19,243	15,471

Total operating expenses	314,458	253,745	208,522

INCOME FROM OPERATIONS	70,931	50,039	36,305
Interest expense	(14,900)	(11,142)	(8,646)
Other (expense) income, net	(218)	(131)	986

INCOME BEFORE INCOME TAXES and EQUITY EARNINGS	55,813	38,766	28,645
Provision for income taxes	15,756	16,059	10,567
Equity in Net Income of International Affiliates:
Australia	9,468	14,235	10,371
South America	610	677	270

NET INCOME	50,135	37,619	28,719
Preferred stock dividends and cost accretion	—	479	1,270

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$50,135	$37,140	$27,449

BASIC EARNINGS PER SHARE:
Earnings per common share	$1.36	$1.03	$0.77

Weighted average shares	36,907	36,207	35,489

DILUTED EARNINGS PER SHARE:
Earnings per common share	$1.20	$0.90	$0.68

Weighted average shares and equivalents	41,712	41,103	40,152

The accompanying notes are an integral part of these consolidated financial statements.

2005 FORM 10K Genesee & Wyoming Inc.    F-5

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2002	$351	$40	$127,522	$103,465	$(9,493)	$(12,264)	$209,621

Comprehensive income, net of tax:
Net income	—	—	—	28,719	—	—	28,719
Currency translation adjustments	—	—	—	—	23,498	—	23,498
Fair market value adjustments of cash flow hedges	—	—	—	—	2,666	—	2,666
Pension liability adjustment					(72)		(72)

Comprehensive income							54,811
Proceeds from employee stock purchases	6	—	2,856	—	—	—	2,862
Tax benefit from exercise of stock options	—	—	1,123	—	—	—	1,123
Accretion on Redeemable Convertible Preferred Stock	—	—	—	(271)	—	—	(271)
Adjustment of Preferred Option value	—	—	256	—	—	—	256
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(1,000)	—	—	(1,000)
Non-cash Treasury stock acquisitions, 32,457 shares	—	—	—	—	—	(316)	(316)

BALANCE, December 31, 2003	$357	$40	$131,757	$130,913	$16,599	$(12,580)	$267,086

Comprehensive income, net of tax:
Net income	—	—	—	37,619	—	—	37,619
Currency translation adjustments	—	—	—	—	8,105	—	8,105
Fair market value adjustments of cash flow hedges	—	—	—	—	431	—	431
Pension liability adjustment	—	—	—	—	93	—	93

Comprehensive income							46,248
Proceeds from employee stock purchases	6	—	3,129	—	—	—	3,135
Conversion of Class B Common Stock to Class A Common Stock	2	—	(1)	—	—	—	1
Conversion of Preferred to Class A Common Stock	54	—	23,988	—	—	—	24,042
Tax benefit from exercise of stock options	—	—	1,545	—	—	—	1,545
Accretion on Redeemable Convertible Preferred Stock	—	—	—	(67)	—	—	(67)
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(411)	—	—	(411)
Amortization of Restricted Stock			189				189
Treasury stock acquisitions, 4,226 shares	—	—	—	—	—	(68)	(68)

BALANCE, December 31, 2004	$419	$40	$160,607	$168,054	$25,228	$(12,648)	$341,700

The accompanying notes are an integral part of these consolidated financial statements.

F-6    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(continued) (dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2004	$419	$40	$160,607	$168,054	$25,228	$(12,648)	$341,700

Comprehensive income, net of tax:
Net income	—	—	—	50,135	—	—	50,135
Currency translation adjustments	—	—	—	—	(3,552)	—	(3,552)
Fair market value adjustments of cash flow hedges	—	—	—	—	2,363	—	2,363
Pension liability adjustment	—	—	—	—	136	—	136

Comprehensive income							49,082
Proceeds from employee stock purchases	5	—	3,800	—	—	—	3,805
Conversion of Class B Common Stock to Class A Common Stock		—	—	—	—	—	—
Conversion of Preferred to Class A Common Stock	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	364	—	—	—	364
Excess tax benefits from share based payment arrangements	—	—	758	—	—	—	758
Compensation cost on stock options	—		1,816	—	—	—	1,816
Amortization of Restricted Stock	1	—	662	—	—	—	663
Treasury stock acquisitions, 23,516 shares	—	—	—	—	—	(368)	(368)

BALANCE, December 31, 2005	$425	$40	$168,007	$218,189	$24,175	$(13,016)	$397,820

The accompanying notes are an integral part of these consolidated financial statements.

2005 FORM 10K Genesee & Wyoming Inc.    F-7

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,135	$37,619	$28,719
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	24,575	19,243	15,471
Amortization of Restricted Stock	663	189	—
Compensation cost related to stock options	1,816	—	—
Excess tax benefit from share-based payment arrangements	(758)	—	—
Deferred income taxes	8,428	7,856	9,659
Tax benefit realized upon exercise of stock options	363	1,545	1,123
Net gain on sale and impairment of assets	(3,207)	(13)	(87)
Write off of deferred finance fees from early extinguishment of debt	—	1,611	—
Equity earnings of unconsolidated international affiliates	(10,077)	(14,911)	(10,641)
Minority interest (income) expense	(31)	194	243
Changes in assets and liabilities, net of effect of acquisitions –
Accounts receivable	(13,039)	(9,210)	3,267
Materials and supplies	(245)	9	325
Prepaid expenses and other	149	(1,567)	999
Accounts payable and accrued expenses	9,184	12,846	(3,941)
Other assets and liabilities, net	141	35	2,147

Net cash provided by operating activities	68,097	55,446	47,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(32,098)	(28,072)	(18,934)
Locomotive upgrade project	—	—	(4,076)
Purchase of rail properties from Rail Management Corporation, net of $4.9 million cash received	(238,204)	—	—
Additional purchase price for Genesee Rail-One	(6,500)	—	—
Purchase of Pawnee Transloading Company Inc. and Homer City and Savannah Wharf rail properties	—	(2,909)	—
Valuation adjustment of split dollar life insurance asset	47	(459)	(367)
Purchase of Chattahoochee Industrial Railroad, Arkansas, Louisiana and Mississippi Railroad and Fordyce & Princeton Railroad	—	—	(54,952)
Cash received from unconsolidated international affiliates	677	5,757	132
Proceeds from disposition of property and equipment	4,317	448	1,941

Net cash used in investing activities	(271,761)	(25,235)	(76,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(213,975)	(283,579)	(159,608)
Proceeds from issuance of long-term debt	417,800	254,800	186,500
Payment of debt issuance costs	(1,629)	(1,396)	—
Proceeds from employee stock purchases	3,805	3,046	2,546
Treasury Stock purchases	(368)	—	—
Excess tax benefit from share-based payment arrangements	758	—	—
Dividends paid on Redeemable Convertible Preferred Stock	—	(411)	(1,000)

Net cash provided by (used in) financing activities	206,391	(27,540)	28,438

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,491	662	624

INCREASE IN CASH AND CASH EQUIVALENTS	4,218	3,333	90
CASH AND CASH EQUIVALENTS, beginning of year	14,451	11,118	11,028

CASH AND CASH EQUIVALENTS, end of year	$18,669	$14,451	$11,118

CASH PAID DURING YEAR FOR:
Interest	$12,479	$10,631	$8,691
Income taxes	7,127	5,790	1,034

The accompanying notes are an integral part of these consolidated financial statements.

F-8    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc., through its subsidiaries and unconsolidated affiliates, currently has interests in 49 railroads, of which 41 are located in the United States, three are located in Canada, three are located in Australia, one is located in Mexico and one is located in Bolivia. From January 1, 2003 to December 31, 2005, the Company has acquired twenty railroads and sold one railroad in the United States. The Company, through its leasing subsidiary, also leases and manages railroad transportation equipment in the United States, Canada and Mexico and through its industrial switching subsidiary, provides freight car switching and ancillary rail services. See Note 3 for descriptions of the Company’s expansion in recent years.

A large portion of the Company’s operating revenue is attributable to industrial customers operating in the electric utility, forest products, auto and auto parts and cement industries in North America. Freight revenue from our ten largest North American freight revenue customers accounted for approximately 24%, 27% and 27% of the Company’s North American revenues in 2005, 2004 and 2003 respectively. In 2005 and 2004, the Company’s largest North American freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 8% of the Company’s North American revenues in these years. In 2003, the Company’s largest North American freight revenue customer was a coal-fired electricity generating plant, freight revenue from which accounted for approximately 5% of the Company’s operating revenues in 2003.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. The Company’s investments in unconsolidated affiliates are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition

Railroad revenues are estimated and recognized as shipments initially move onto our tracks, which, due to the relatively short length of haul, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.

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

Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the allocated cost. Major renewals or betterments are capitalized, while routine maintenance and repairs are charged to expense when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expense. Depreciation is provided on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-20 years).

The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

Property:	Estimated useful life
Buildings & Leasehold Improvements	30 years or life of lease
Bridges/Tunnels/Culverts	30 – 50 years
Track Property	5 – 50 years

Equipment:
Computer Equipment	3 years
Locomotives & Freight Cars	5 – 20 years
Vehicles & Mobile Equipment	5 – 10 years
Signals & Crossing Equipment	5 – 10 years
Track Equipment	5 – 10 years
Other Equipment	5 – 10 years

2005 FORM 10K Genesee & Wyoming Inc.    F-9

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company reviews for impairment its long-lived tangible assets whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances.

The Company closely monitors its assets in foreign operations where fluctuating currencies and unsettled economic conditions can create greater uncertainty.

Grants

Grants received from governmental agencies are recorded as long-term liabilities when received and are amortized as a reduction to expense over the same period which the underlying purchased assets are depreciated. In addition to government grants, customers occasionally provide funding of certain track rehabilitation or construction projects to facilitate our service over that track. These improvements are not recorded in the Company’s financial statements.

Goodwill and Intangible Asset Impairment

The Company accounts for its business acquisitions using the purchase method of accounting and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates, and asset lives and therefore require considerable judgment.

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, the Company tests for impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142). The Company performs its annual impairment on November 30 of each year and no impairment was recognized.

For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible assets exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value.

Amortizable Intangible Assets

The Company has amortizable intangible assets in the United States valued as customer relationships or contracts and one amortizable intangible asset in Mexico related to a concession agreement with the Mexican Communications and Transportation Department. The intangible assets in the United States are amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract. The intangible asset in Mexico is amortized on a straight-line basis over the life of the concession agreement. See Note 6 for a more detailed discussion of amortizable intangible assets.

Insurance

The Company maintains insurance, with varying deductibles up to $500,000 per incident for liability and up to $500,000 per incident for property damage, for claims resulting from train derailments and other accidents related to the Company’s railroad and industrial switching operations. Accruals for FELA claims by the Company’s railroad employees and third party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded when such claims are determined to be probable and estimates are updated as information develops.

Common Stock Splits

On February 14, 2006, and February 11, 2004, the Company announced three-for-two common stock splits in the form of 50% stock dividends distributed on March 14, 2006, to stockholders of record as of February 28, 2006, and March 15, 2004, to stockholders of record as of February 27, 2004, respectively. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of these stock splits.

F-10    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Share

Common shares issuable under unexercised stock options, calculated under the treasury stock method, and mandatorily redeemable convertible preferred stock (converted in June 2004 see Note 11) are the only reconciling items between our basic and diluted weighted average shares outstanding. The total number of options and restricted stock used to calculate weighted average share equivalents for diluted earnings per share is 2,430,297, 2,583,296 and 2,682,684 for 2005, 2004 and 2003, respectively. Also included in the diluted earnings per share calculation in 2003 are 5,502,717 shares of common stock equivalents which represent the weighted average share impact of the conversion of mandatorily redeemable convertible preferred stock converted in June 2004.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts)

	2005	2004	2003
Numerators:
Net income	$50,135	$37,619	$28,719
Preferred Stock dividends and accretion	—	479	1,270
Net income allocated to participating preferred stockholders	—	—	4,256

Net income available to Class A Common stockholders – Basic	$50,135	$37,140	$23,193

Net income allocated to participating preferred stockholders	—	—	4,256

Net income available to Class A Common stockholders – Diluted	$50,135	$37,140	$27,449

Denominators:
Weighted average Class A Common Shares outstanding – Basic	36,907	36,207	29,987
Weighted average Mandatory Redeemable Convertible Preferred Stock (converted to Class A Common Stock in the second quarter of 2004)	—	—	5,502
Weighted average Class B Common Shares outstanding	3,975	4,011	4,062
Dilutive effect of employee stock options	830	885	601

Weighted average shares – Dilutive	41,712	41,103	40,152

Income per common share:
Basic	$1.36	$1.03	$.77

Diluted	$1.20	$.90	$.68

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of our U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries.

Pension and Other Postretirement Benefit Plans

The Company uses third-party actuaries to assist it in properly measuring the liabilities and expenses associated with providing pension and defined contribution medical and life insurance benefits (OPEB) for union and non-union employees of two U.S. subsidiaries. In order to use actuarial methods to value the liabilities and expenses, the Company is required to make several critical assumptions including the discount rate and expected rate of return on pension assets. For other postretirement benefits, the critical assumptions are the discount rate and healthcare cost trend rate.

The Company evaluates the critical assumptions annually and its assumptions are based on the following factors:

■	Discount rate is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 5.75%.

■	Expected return on plan assets is based on an assumed long-term asset rate of return of 8.5%.

■	Health care cost trend rate is based on historical rates of inflation and expected market conditions and is assumed to be 11.0% graded ratably to 5% over a seven year period.

2005 FORM 10K Genesee & Wyoming Inc.    F-11

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation Plans

The Compensation and Stock Option Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to employees through the 2004 Omnibus Incentive Plan (the Plan). The Plan allows for the issuance of stock options, restricted stock and restricted stock units, and under the terms of the awards, equity grants for employees vest over three years and equity grants for directors vest over their respective terms as directors.

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

The Company elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application. Prior to adoption of SFAS 123R, it reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with the third quarter of 2005, the Company revised its statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as a cash outflow from operating activities and a cash inflow from financing activities.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, amortization schedule and liquidity. The carrying amount of the Company’s fixed rate and variable rate debt approximates its fair value.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in the respective local currencies of the subsidiary and translated into U.S. dollars based on the current exchange rate at the end of the period for balance sheet items and an average rate for the statement of income items. Translation adjustments are reflected as currency translation adjustments in Stockholders’ Equity and are included in accumulated other comprehensive income.

Revaluation of U.S. dollar denominated foreign loans into the appropriate local currency resulted in losses of $661,000 and $144,000 in 2005 and 2004, respectively, and a gain of $241,000 in 2003. Additionally, foreign currency transaction gains and losses, most notably, a loss of $2,000 and gains of $9,000 and $504,000 in 2005, 2004 and 2003, respectively, related to an Australian dollar cash account are reported in Other (expense) income, net.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United Sates of America requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2005 presentation.

F-12    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. EXPANSION OF OPERATIONS:

United States

Rail Partners: On June 1, 2005, the Company acquired from Rail Management Corporation (RMC) substantially all of RMC’s rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition costs. The purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), and intangible assets ($60.4 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets consist of customer contracts and relationships with a weighted average amortization period of 27 years. As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of the severance program of $894,000 was considered a liability assumed in the acquisition, and as such, was included in the purchase price. For U.S. tax purposes, the Company will treat the Rail Partners acquisition as a purchase of assets. The Company funded the purchase price through a combination of borrowings under its $225.0 million senior revolving credit facility and from a private placement of $125.0 million 10-Year senior floating rate notes (the Acquisition Notes). The acquired rail properties are operated by the Company’s Jacksonville-based Rail Link Region and commenced operations on June 1, 2005.

First Coast Railroad Inc.: On April 8, 2005, the Company’s subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). The FCRD is operated by the Company’s Rail Link Region and commenced operations on April 9, 2005.

Homer City Branch: In July 2005, the Company’s Homer City Branch, which is located in Homer City, Pennsylvania, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which the Company acquired in January 2004 for approximately $600,000 from CSX, is operated by the Company’s New York-Pennsylvania Region and is contiguous to that region’s existing railroad operation.

Pawnee Transloading Company Inc.: On December 31, 2004, the Company’s newly formed subsidiary, Pawnee Transloading Company Inc. (Pawnee) acquired the assets of a coal and slag unloading facility in Kincaid, Illinois from LeGere Investors, Inc. The facility serves a freight customer located in the Illinois region. The purchase price of the unloading facilities and related assets was $785,000, net of cash received, all of which was allocated to the assets of the facility. Pawnee commenced operations on January 1, 2005.

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

Georgia Pacific Railroads: On December 31, 2003, the Company completed the purchase from Georgia-Pacific Corporation (GP) of all of the issued and outstanding shares of common stock of the Chattahoochee Industrial Railroad (CIRR), the Arkansas Louisiana & Mississippi Railroad Company (ALM), and the Fordyce and Princeton RR Co. (F&P, and collectively, the GP Railroads) for approximately $54.9 million in cash. The purchase price was allocated to current assets ($2.7 million), property and equipment ($37.6 million), and intangible assets ($27.1 million), less current liabilities assumed ($12.5 million). As contemplated with the acquisition, the Company implemented a severance program which is included in the table below. The aggregate cost of the severance program, $1.0 million at December 31, 2003, is considered a liability assumed in the acquisition, and as such, was included in the purchase price. In conjunction with the acquisition, the Company entered into two Transportation Services Agreements (TSAs) which are 20-year agreements for the GP Railroads to provide rail transportation service to GP. One of the TSAs has been determined to be an intangible asset and approximately $27.1 million of the purchase price has been allocated to this asset. This TSA asset is being amortized on a straight-

2005 FORM 10K Genesee & Wyoming Inc.    F-13

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

line basis over a 30-year life, which is the expected life of the plant being served, beginning January 1, 2004. No value was assigned to the other TSA. The Company funded the acquisition through its revolving line of credit held under its primary credit agreement.

The table below sets forth a roll-forward of the activity affecting the restructuring reserves established in acquisitions, including the number of employees and actual cash payments:

Schedule of Acquisition Restructuring Activity

	Years Ended December 31,
	2005	2004	2003
Number of Employees:
Beginning number of employees to be terminated during the period	3	13	—
Number of planned terminations related to acquisitions during the period	—	—	13
Additions to planned terminations during the period	16	4	—
Actual number of employees terminated during the period	(19)	(14)	—

Ending number of employees to be terminated as of the end of the period	—	3	13

Restructuring Reserves:
Liabilities established in purchase accounting for acquisitions	$176,000	$1,002,000	$1,002,000
Additions to liability reserve during the period	718,000	228,000	—

Cash payments during the period	894,000	1,054,000	—

Balance at end of period	—	$176,000	$1,002,000

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2005 and 2004, as if Rail Partners had been acquired as of January 1, 2004. (in thousands, except per share amounts):

	2005	2004
Operating revenues	$411,139	$360,691
Net income	49,793	41,850
Basic earnings per share	1.35	1.16
Diluted earnings per share	1.19	1.01

The unaudited pro forma operating results include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs that were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners results reflected in these pro forma operating results include certain senior management compensation and other expenses that the Company does not believe will continue as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

F-14    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on existing accounts receivable. Management determines the allowance based on historical write-off experience within each of our regions. Management reviews material past due balances over 90 days on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to customers.

Receivables consist of the following at December 31, 2005, 2004 and 2003 (amounts in thousands):

	2005	2004	2003
Accounts Receivable – Trade	$93,024	$65,988	$56,670

Activity in the Company’s allowance for doubtful accounts was as follows (in thousands):

	2005	2004	2003
Balance, beginning of year	$1,451	$2,014	$1,741
Provisions	2,053	1,195	878
Charges	(1,614)	(1,758)	(605)

Balance, end of year	$1,890	$1,451	$2,014

5. PROPERTY AND EQUIPMENT:

Major classifications of property and equipment are as follows (in thousands):

	2005	2004
Property:
Land & Land Improvements	$45,143	$25,600
Buildings & Leasehold Improvements	26,032	16,631
Bridges/Tunnels/Culverts	75,343	41,820
Track Property	403,087	271,180

Total Property	549,605	355,231

Equipment:
Computer Equipment	3,709	3,036
Locomotives & Freight Cars	71,251	50,502
Vehicles & Mobile Equipment	16,071	12,962
Signals & Crossing Equipment	7,625	6,155
Track Equipment	4,189	3,582
Other Equipment	8,610	7,578

Total Equipment	111,455	83,815

Total Property and Equipment	661,060	439,046

Less Accumulated Depreciation	(125,066)	(102,022)

Property and Equipment, net	$535,994	$337,024

Track property includes $496,000 of assets acquired under a capital lease (see Note 8).

2005 FORM 10K Genesee & Wyoming Inc.    F-15

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible and other assets are as follows (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$7,380	$1,537	$5,843	$7,047	$1,233	$5,814
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	1,078	9,488	10,566	647	9,919
Transportation Services Agreement (GP Railroads)	27,055	1,803	25,252	27,055	901	26,154
Customer Contracts and Relationships (Rail Partners)	60,406	1,436	58,970	—	—	—
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	$141,298	$5,854	$135,444	$80,559	$2,781	$77,778

OTHER ASSETS:
Deferred financing costs	$5,933	$1,289	$4,644	$6,584	$3,015	$3,569
Other assets	7,832	88	7,744	7,030	585	6,445

Total Other Assets	13,765	1,377	12,388	13,614	3,600	10,014

Total Intangible and Other Assets	$155,063	$7,231	$147,832	$94,173	$6,381	$87,792

The Chiapas-Mayab Operating License is being amortized over 30 years, which is the original life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican pesos to U.S. dollars at different periods. Amortization expense for the year ended December 31, 2005, was $304,000; estimated annual amortization for the next five years is $304,000 per year, assuming constant U.S. dollar/Mexican peso exchange rate.

On July 23, 2003, as a result of a settlement agreement with Commonwealth Edison Company, the Company amended and restated the Service Assurance Agreement and began to amortize the Amended and Restated Service Assurance Agreement (ARSAA). The estimate of the useful life of the ARSAA asset is based on the Company’s estimate that the useful life of the coal-fired electricity generation plant, to which the Illinois and Midland Railroad provides service, will be through 2027. Amortization expense for the year ended December 31, 2005, was $431,000; estimated annual amortization for the next five years is $431,000 per year.

The Transportation Services Agreement (the TSA), entered into in conjunction with the Georgia-Pacific Corporation (GP) transaction, is a 20-year agreement to provide exclusive rail transportation service to GP facilities. The Company believes that the customer’s facilities have a 30-year economic life and that the Company will continue to be the exclusive rail transportation service provider until the end of the plant’s useful life. Therefore, the TSA is being amortized on a straight-line basis over a 30-year life which began January 1, 2004. Amortization expense for the year ended December 31, 2005, was $902,000; estimated amortization for the next five years is $902,000 per year.

The Company allocated $60.4 million of the purchase price for the Rail Partners acquisition to intangible assets. These intangible assets were valued as customer relationships or contracts and, as of June 1, 2005, are amortized on a straight line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract. The weighted average life of the intangible assets is 27 years. Amortization expense for the year ended December 31, 2005, was $1.4 million; estimated amortization for the next five years is $2.5 million per year.

The Track Access Agreements are perpetual trackage agreements assumed in the Company’s acquisition of Utah Railway Company. Under SFAS No. 142 these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.

F-16    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred financing costs are amortized over terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt. Amortization expense for the year ended December 31, 2005, was $784,000; estimated amortization for the next five years is $847,000 per year.

Other assets consist primarily of executive split dollar life insurance, assets held for sale or future use and a minority equity investment of $500,000 in an agricultural facility located on one of our railroads. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but that are owned by executive officers. The Company retains a collateral interest in a portion of the policies’ cash value and death benefits. Assets held for sale or future use primarily represent surplus track and locomotives.

Upon adoption of SFAS No. 142 amortization of goodwill was discontinued as of January 1, 2002. The changes in the carrying amount of goodwill are as follows:

	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Goodwill:
Balance at beginning of period	$24,682	$24,522
Goodwill additions (see Note 17)	6,500	—
Currency translation adjustment	51	160

Balance at end of period	$31,233	$24,682

7. EQUITY INVESTMENTS:

Australian Railroad Group

Australian Railroad Group (ARG) (See Note 21) is 50% owned by Genesee & Wyoming and 50% owned by Wesfarmers, a public corporation based in Perth, Western Australia. The Company accounts for its 50% ownership in ARG under the equity method of accounting. As a result of the strengthening of the Australian dollar in 2005, the average currency translation rate for the year ended December 31, 2005, was 3.5% more favorable than the rate for the year ended December 31, 2004.

In the years ended December 31, 2005, 2004 and 2003, the Company recorded $9.5 million, $14.2 million and $10.4 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australia. The following condensed financial data of ARG is based on accounting principles generally accepted in the United States and converted into thousands of U.S. dollars based on the following Australian dollar to U.S. dollar exchange rates:

As of December 31, 2005	$0.734
As of December 31, 2004	$0.783
As of December 31, 2003	$0.751

Average for the year ended December 31, 2005	$0.762
Average for the year ended December 31, 2004	$0.736
Average for the year ended December 31, 2003	$0.662

2005 FORM 10K Genesee & Wyoming Inc.    F-17

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Australian Railroad Group Pty. Ltd.

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,515	$21,217
Accounts receivable, net	54,257	49,085
Materials and supplies	11,226	11,580
Prepaid expenses and other	2,323	3,055

Total current assets	80,321	84,937

PROPERTY AND EQUIPMENT, net	551,849	541,470
DEFERRED INCOME TAX ASSETS, net	67,834	77,325
OTHER ASSETS, net	7,799	8,522

Total assets	$707,803	$712,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,473	$19,832
Accrued expenses	32,890	31,989
Current income tax liabilities	10	364

Total current liabilities	58,373	52,185

LONG-TERM BANK DEBT	359,415	383,425
DEFERRED INCOME TAX LIABILITIES, net	24,599	21,207
OTHER LONG-TERM LIABILITIES	11,121	2,177
FAIR VALUE OF INTEREST RATE SWAPS	4,735	9,788

Total non-current liabilities	399,870	416,597

REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	15,838	16,897
TOTAL STOCKHOLDERS’ EQUITY	233,722	226,575

Total liabilities and stockholders’ equity	$707,803	$712,254

F-18    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Australian Railroad Group Pty. Ltd.

Condensed Consolidated Statements of Income

(in thousands of U.S. dollars)

	Years Ended December 31,
	2005	2004	2003
Operating revenues	$344,546	$333,647	$249,571
Operating expenses	288,488	265,702	194,356

Income from operations	56,058	67,945	55,215
Interest expense	(29,430)	(28,438)	(33,877)
Other income, net	600	1,227	3,271

Income before income taxes	27,228	40,734	24,609
Provision for income taxes	8,292	12,264	3,866

Net income	$18,936	$28,470	$20,743

2005 FORM 10K Genesee & Wyoming Inc.    F-19

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Australian Railroad Group Pty. Ltd.

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,936	$28,470	$20,743
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	32,127	27,346	23,443
Deferred income taxes	9,726	11,847	11,283
Net gain on sale and impairment of assets	(229)	(336)	(2,081)
Changes in assets and liabilities	9,675	4,829	(8,095)

Net cash provided by operating activities	70,235	72,156	45,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80,038)	(69,519)	(35,774)
Proceeds from disposition of property and equipment	2,147	2,570	6,924
Transfer from restricted funds on deposit	—	—	69,978

Net cash (used in) provided by investing activities	(77,891)	(66,949)	41,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(7,424)	—	(430,385)
Proceeds from borrowings	7,665	—	360,493
Payments on subordinated notes to stockholders	—	(10,710)	—

Net cash provided by (used in) financing activities	241	(10,710)	(69,892)

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(1,287)	102	4,207

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,702)	(5,401)	20,736
CASH AND CASH EQUIVALENTS, beginning of period	21,217	26,618	5,882

CASH AND CASH EQUIVALENTS, end of period	$12,515	$21,217	$26,618

F-20    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

South America

The following condensed financial data for Ferroviaria Oriental, S.A. (Oriental) for the years ended December 31, 2005, 2004 and 2003 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (in thousands). The Company has a 22.89% indirect ownership interest in Oriental, which is located in eastern Bolivia.

	Years Ended December 31,
	2005	2004	2003
Operating revenues	$30,114	$31,851	$27,130
Net income	6,261	7,011	5,175

Condensed balance sheet information for Oriental as of December 31, 2005 and 2004:
	2005	2004
Current assets	$13,549	$15,702
Non-current assets	59,727	58,365
Total assets	$73,276	$74,067

Current liabilities	$6,629	$7,306
Non-current liabilities	6,750	6,042
Senior debt	509	892
Stockholders’ equity	59,388	59,827
Total liabilities and stockholders’ equity	$73,276	$74,067

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of costs from the intermediate unconsolidated affiliates for the years ended December 31, 2005, 2004 and 2003 was approximately $200,000, $750,000 and $825,000, respectively.

As noted previously, the Company holds its equity interest in Oriental through a number of intermediate holding companies, and the Company accounts for its interest in Oriental under the equity method of accounting. The Company indirectly holds a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and holds its remaining 10.37% equity interest in Oriental through other companies.

GWC is an obligor of non-recourse debt of $12.0 million, which has an adjustable interest rate dependent on operating results of Oriental. This non-recourse debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental. This debt became due and payable on November 2, 2003. Due to the political and economic unrest and uncertainties in Bolivia, it has become difficult for GWC to refinance this debt and the Company has chosen not to repay the non-recourse obligation. GWC entered into discussions with its creditors on plans to restructure the debt, and as a result of those discussions, GWC obtained a written waiver of principal repayment from the creditors which expired on January 31, 2004. However, negotiations with the creditors continue, and currently, none of GWC’s creditors have commenced court proceedings to (i) collect on the debt, or (ii) exercise their rights pursuant to the lien.

GWC and the creditors have an informal standstill agreement until May 21, 2006. If there is no agreement between GWC and the creditors by that date, the creditors may exercise their rights pursuant to the lien.

If the Company were to lose its 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, the Company would write-off its investment in Oriental held through GWC, which on December 31, 2005, amounted to approximately $350,000. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the remaining 10.37% equity interest in Oriental because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, the Company discontinued equity accounting in the fourth quarter of 2004 for its 12.52% equity interest in Oriental held through the Company’s interest in GWC.

Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

The Company’s retained earnings at December 31, 2005 and 2004, include $58.0 million and $48.6 million, respectively, of combined ARG and South America undistributed earnings.

2005 FORM 10K Genesee & Wyoming Inc.    F-21

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. LEASES:

The Company enters into operating leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2005, 2004 and 2003, was approximately $15.8 million, $10.4 million and $9.5 million, respectively. The Company leases certain real property, which resulted in additional operating lease expense for the years ended December 31, 2005, 2004 and 2003, of approximately $2.3 million, $2.0 million and $1.6 million, respectively.

The Company is a party to several cancelable leases which have automatic renewal provisions. If the Company chose not to renew these leases, it would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $7.3 million. In addition, the Company has the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $16.3 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the purchase price of the rolling stock.

The Company records pre-tax deferred gains from sale-leaseback transactions in Other Liabilities on the accompanying Consolidated Balance Sheets. Where applicable, these gains are amortized as a non-cash offset to rent expense over the life of the lease. The remaining balance of such gains (net of amortization) was approximately $3.2 million and $3.5 million at December 31, 2005 and 2004, respectively.

In 2004, the Company acquired $496,000 of road property assets through a capital lease for which the present value of the related lease payments was recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. A number of these lease agreements have annual lease payments, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2005, no payments were required under these lease arrangements.

In November 2004, one of the Company’s subsidiaries entered into a 20-year lease agreement for the assets of the Peoria and Pekin Union Railway Company (see Note 3). Future lease payments of $3.1 million annually are included in the non-cancelable section of the schedule of future minimum lease payments shown below. These future lease payments are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement.

The following is a summary of future minimum lease payments (without consideration of amortizing deferred gains from sale/leasebacks) under capital leases, non-cancelable operating leases and cancelable operating leases (in thousands):

Year	Capital	Non-cancelable Operating	Cancelable Operating	Totals
2006	$13	$14,646	$4,430	$19,089
2007	14	12,920	4,430	17,364
2008	15	11,651	1,595	13,261
2009	16	8,396	691	9,103
2010	17	6,292	—	6,309
Thereafter	338	46,520	—	46,858

Total minimum payments	$413	$100,425	$11,146	$111,984

F-22    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LONG-TERM DEBT:

	As of December 31,
	2005	2004
Long-term debt consists of the following (in thousands):
Senior Credit Facilities with variable interest rates (weighted average of 5.61% and 3.62% before impact of interest rate swaps at December 31, 2005 and 2004, respectively)	$119,400	$36,097
Senior Notes Series A with fixed interest rate of 4.85% due 2011	75,000	75,000
Senior Notes Series B with fixed interest rate of 5.36% due 2015	100,000	—
Senior Notes Series C with variable interest rate (4.91% at December 31, 2005) due 2012	25,000	—
Limited recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (7.51% and 5.56% before impact of interest rate swaps at December 31, 2005 and 2004, respectively)	15,779	18,831
Other debt and capital leases with interest rates up to 6.0% and maturing at various dates up to 2024	3,172	2,309

Long-term debt	338,351	132,237
Less- Current portion	4,726	6,356

Long-term debt, less current portion	$333,625	$125,881

Senior U.S. and Canadian Credit Facilities

On May 25, 2005, in conjunction with the acquisition of Rail Partners, the Company entered into a Consent and First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 12, 2004. The consent and amendment expanded the size of our senior revolving credit facility from $150.0 million to $225.0 million. It also extended the maturity date of the US obligations to June 1, 2010, and consented to the acquisition of Rail Partners. Following the amendment and consent, the amended and restated credit facilities are composed of a $225.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan. The revolving loan is due in 2010 and the Canadian term loan is due in 2009. The acquisition of Rail Partners was partially funded through a $118.0 million draw under the senior revolving credit facility at an initial borrowing rate of LIBOR plus 1.375%. Approximately $75,000 of the borrowing capacity is reserved for letters of credit for one of the Company’s subsidiaries. The remaining unused borrowing capacity is available for general corporate purposes, including acquisitions. Interest rates for borrowings are based on U.S. or Canadian LIBOR plus a margin, which varies from 0.75% to 1.50% depending on leverage. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of the Company’s U.S. subsidiaries and the Canadian term loan is guaranteed by substantially all of the Company’s U.S. and Canadian subsidiaries.

Financial covenants, which are measured on a trailing twelve month basis and reported quarterly, are as follows:

(a) Maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases)), except during the period June 1, 2005 through December 31, 2005, where the maximum leverage is 3.75.

(b) Minimum interest coverage of 3.5 times measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

(c) Consolidated tangible net worth equal to 80% of net worth as of March 31, 2005, having given pro forma effect to the June 2005 acquisition plus, on a cumulative basis, 50% of net income for each quarter ending after March 31, 2005.

(d) Maximum annual capital expenditures (excluding acquisitions) of $51.0 million. Fifty percent of unutilized permitted capital expenditures may be utilized in the succeeding year.

In addition, in connection with our Australia Transactions, we entered into a Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 13, 2006 (the Consent and Second Amendment). The Consent and Second Amendment waives compliance with the restrictions on the dispositions of assets and adjusts the consolidated tangible net worth calculation to permit the Company’s entry into the Australia Transactions. In addition, the Consent and Second Amendment permits the Company to make restricted payments, consisting of stock repurchases or cash dividends, with the proceeds from the Australia Transactions for a period of eighteen months following the closing of the Australia Transactions as long as certain financial covenants governing distributions are met.

2005 FORM 10K Genesee & Wyoming Inc.    F-23

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates, and pay dividends or make distributions. The credit facilities allow us to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1. The Company was in compliance with the provisions of these covenants as of December 31, 2005.

Senior Notes

On July 26, 2005, the Company completed a private placement of $100 million of Series B senior notes and $25 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due 2012. As of December 31, 2005, the Series C senior notes had an interest rate of 4.91%. The Company used the proceeds of the senior notes to repay the $125.0 million Acquisition Notes issued in connection with the Rail Partners transaction.

On November 15, 2004, the Company completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in 2011. The Company used the proceeds from the Series A senior notes private placement to repay $75.0 million of approximately $110.0 million of debt outstanding at its U.S. and Canadian subsidiaries.

The senior notes are unsecured but are guaranteed by substantially all of the Company’s U.S. subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which are reported quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). The Company was in compliance with the provisions of these covenants as of December 31, 2005.

Limited Recourse Promissory Notes – Mexico

On April 1, 2005, the Company and its Mexican subsidiaries, GW Servicios S.A. (“Servicios”) and Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (“FCCM”) amended loan agreements and related documents with the International Finance Corporation (“IFC”) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (“FMO”) to revise certain terms of Servicios’ existing loans from IFC and FMO as well as the Company’s existing support obligations related to such loans, effective March 15, 2005. Under the amended terms, principal payments under Servicios’ promissory notes payable (“Notes”) were reduced and maturity dates were extended by three years. In addition, amounts held in escrow for the benefit of IFC and FMO (approximately $574,000) were released to prepay a portion of the loans. As of June 30, 2005, the aggregate amount outstanding on the Notes totaled $17.0 million, with variable interest rates based on LIBOR plus 3.5 percentage points for the original term of the debt through 2007 and 2008 with an increase to LIBOR plus 4.0 percentage points for the extended term of the debt. Two of the Notes, aggregating to $10.2 million, have a six year remaining term with combined semi-annual principal payments of $784,000 which began March 15, 2005, and continue through the maturity date of September 15, 2011. The third Note, in the amount of $6.8 million, has a seven year remaining term with semi-annual principal payments of $455,000 which began March 15, 2005, and continues through the maturity date of September 15, 2012. As of December 31, 2005, the aggregate amount outstanding on the Notes totaled $15.8 million.

The Notes contain certain financial and other covenants applicable only to FCCM and Servicios, including mandatory debt prepayments from excess free cash flow (as defined in the agreements) and restrictions on utilization of funds for capital expenditures, incurrence of debt, guarantees of obligations, sale of assets, lease of assets, creation of certain liens, payment of dividends and distributions, transactions among FCCM and Servicios and other affiliates of the Company, entering into certain mergers, and revising or terminating FCCM’s rail concession with the government of Mexico. The Notes will continue to be secured by essentially all the assets of Servicios and FCCM, and a pledge of the Servicios and FCCM shares held by the Company.

Under the original loan agreements for $27.5 million of debt, the Company was obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the Notes. The investment phase consisted of achieving several obligations related to capital investments, operating performance and management systems and controls. Thereafter, the Company was obligated to provide up to $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project, which consisted of achieving several financial performance thresholds. Prior to the amendment, the Company had advanced $2.5 million of our $8.0 million obligation and the project was still in the investment phase. The amended agreements eliminate the

F-24    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s obligations to provide additional funding under those terms and instead obligate the Company to provide up to $8.9 million to Servicios (in addition to the $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations. To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the amended agreements as determined on an annual basis, the Company is obligated to provide additional funds to FCCM equal to the amount of such excess. Pursuant to this funding requirement, based on FCCM’s 2005 EBITDA and capital expenditures, the Company will be obligated to advance $2.7 million, full payment of which is due in the first quarter of 2006. Furthermore, due to the impact of Hurricane Stan on the Company’s Mexican operations, the Company currently expects its Mexican operations will be able to fund only $1.9 million of the total $3.7 million of U.S. dollar denominated principal and interest payments due in 2006. The Company anticipates FCCM will use $1.8 million of the $2.7 million the Company is obligated to advance to fund its debt service shortfall.

FCCM is not in default under the Note documents as a result of the damage associated with Hurricane Stan but revenue and cash flow shortfalls, among other factors, may result in a default in the future.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012. The value of the Servicios equity owned by IFC will be based on a multiple of FCCM’s EBITDA as defined as the agreements. If the put option is exercised and the value of the Servicios equity owned by IFC is determined to be greater than the minority interest liability, additional minority interest expense would be recorded exercise of this put option by IFC would result in a future cash outflow for the Company.

On March 3, 2006, the Company received notice that the IFC intends to exercise its put option to sell its 12.7% indirect equity stake in FCCM back to the Company. The Company is still determining the cash outflow that would result from the closing of the exercise of the put option, but in no case will the cash outflow exceed $1.7 million.

Schedule of Future Payments Including Capital Leases

The following is a summary of the maturities of long-term debt as of December 31, 2005 (in thousands):

2006	$4,726
2007	4,316
2008	4,792
2009	29,122
2010	90,643
Thereafter	204,752

$338,351

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

2005 FORM 10K Genesee & Wyoming Inc.    F-25

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest Rate Risk

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates for its floating rate debt. Interest rate swap agreements are accounted for as cash flow hedges. Interest rate differentials to be received or paid on the swaps are recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. The effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of income, on the same line as the hedged item. During 2005, 2004 and 2003, the Company determined there was no ineffectiveness.

During 2001 and 2004, the Company entered into various interest rate swaps fixing its base interest rate by exchanging its variable LIBOR interest rates on long-term debt for a fixed interest rate. These swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At December 31, 2005 and 2004, the notional amount under these agreements was $29.1 million and $32.8 million, respectively and the fair value of these interest rate swaps was negative $237,000 and negative $1.1 million, respectively.

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

During 2005 and 2004, the Company purchased exchange rate options that established exchange rates for converting Mexican pesos to U.S. dollars. One of the options expired in March 2005, and another expired in September 2005. The remaining options, which expire March 2006 and September 2006, respectively, give us the right to sell Mexican pesos for U.S. dollars at exchange rates of 13.64 and 12.52 Mexican pesos to the U.S. dollar, respectively. The Company paid up-front premiums of $14,000 and $20,000 for each of these options in the quarters ended March 31, 2005 and September 30, 2005, respectively. At December 31, 2005 and 2004, the fair value of these exchange rate currency options was $5,000 and $0, respectively.

11. CLASS A COMMON STOCK:

On November 2, 2004, the Company announced that our Board of Directors has authorized the repurchase of up to 1,000,000 shares of our Class A Common Stock. The Board granted management the authority to make purchases in any amount and manner legally permissible which, in the aggregate, would offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of December 31, 2005, 988,500 shares are available for repurchase under the plan.

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

12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries. Benefits are determined based on a fixed amount per year of credited service. The Company’s

F-26    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act (ERISA).

The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s U.S. subsidiaries. As of December 31, 2005, twenty-seven employees were participating and forty-four current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis.

The Company provides health care and life insurance benefits to certain non-union retired employees who had reached the age of 55 with 30 or more years of service. In October 2004, the Company terminated these health care and life insurance benefits effective January 2005. In January 2005, the Company made cash payments to plan participants in exchange for their rights to receive specified postretirement benefits and recorded a settlement gain of $76,000.

The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (in thousands):

	Pension		Other Retirement Benefits
	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$3,552	$3,563	$4,511	$4,565
Service cost	152	158	112	110
Interest cost	194	184	231	274
Actuarial (gain) loss	(106)	(273)	206	30
Adjustment due to curtailment	—	—	—	(281)
Settlement (gain)	—	—	(76)	—
Settlement payments	—	—	(560)	—
Benefits paid	(88)	(80)	(88)	(187)

Benefit obligation at end of year	$3,704	$3,552	$4,336	$4,511

	2005	2004	2005	2004
Change in plan assets:
Fair value of assets at beginning of year	$1,760	$1,419	$—	$—
Actual return (loss) on plan assets	104	152	—	—
Employer contributions	159	269	88	187
Benefits paid	(88)	(80)	(88)	(187)

Fair value of assets at end of year	$1,935	$1,760	$—	$—

Reconciliation of Funded Status:
Funded status	($1,768)	($1,793)	($4,336)	($4,511)
Unrecognized transition liability	780	923	—	—
Unrecognized net actuarial (gain) loss	266	330	993	830

Net amount recognized	($722)	($540)	($3,343)	($3,681)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(1,330)	(1,357)	(3,343)	(3,681)
Accumulated other comprehensive income	608	817	—	—

Net amount recognized	($722)	($540)	($3,343)	($3,681)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,704	$3,552
Accumulated benefit obligation	3,265	3,118
Fair Value of plan assets	$1,935	$1,760

Additional Information
Decrease in minimum liability included in other comprehensive income	$209	$129

2005 FORM 10K Genesee & Wyoming Inc.    F-27

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension			Other Retirement Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$152	$158	$180	$112	$110	$100
Interest cost	194	186	191	223	275	278
Expected return on plan assets	(103)	(152)	(90)	—	—	—
Amortization of transition liability	112	142	143	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of (gain) loss	(14)	31	14	39	83	19

Net periodic benefit cost	$341	$365	$438	$374	$468	$397

Weighted-average assumptions used to determine benefit obligations for December 31
Discount rate	5.75%	5.75%	6.0%	5.75%	5.75%	6.0%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for December 31
Discount rate	5.75%	6.0%	6.75%	5.75%	6.0%	6.75%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

For measurement purposes, a weighted average 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and thereafter. The Company uses a December 31 measurement date for the plans.

	2005	2004
Assumed health care cost trend rates
Health care cost trend rate assumed next year	11.0%	11.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2011

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

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total of service and interest cost	$74,533	($59,044)
Effect on postretirement benefit obligation	$725,570	($593,185)

Plan Assets

The Company pension plans’ weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category
Equity Securities	54.8%	60.8%
Debt Securities	37.3%	37.1%
Other	7.9%	2.1%

Total	100.0%	100.0%

F-28    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Flows

Contributions

The Company expects to contribute approximately $650,000 to its pension plans in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension	Other Retirement Benefits
2006	$76	$83
2007	76	92
2008	110	101
2009	132	103
2010	144	105
Years 2011-2015	1,012	610

The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 5.75%.

For 2005, the Company assumed a long-term asset rate of return of 8.5%. The Company will also utilize an 8.5% long-term asset rate of return assumption in 2006. In developing the 8.5% expected long-term rate of return assumption, the Company reviewed the asset class return expectations and long-term inflation assumptions. The 8.5% long-term asset return assumption for 2005 is based on an asset allocation assumption of 50%-75% with U.S. and international equity securities, 25%-45% with debt securities, and 0%-10% with other securities (primarily cash equivalents). The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation. At December 31, 2005, the Company’s actual asset allocation was consistent with its asset allocation assumption.

Employee Bonus Programs

The Company has performance-based bonus programs which include a majority of non-union employees. Approximately $6.3 million, $3.7 million and $2.5 million was awarded under the various performance-based bonus plans in 2005, 2004 and 2003, respectively.

401(k) Plans and Profit Sharing

The Company previously had two plans which qualified under Section 401(k) of the Internal Revenue Code as salary reduction plans. On January 1, 2005, the Company merged these two 401(k) plans. Under the merged plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a before-tax basis. The Company’s contributions to all plans in 2005, 2004, and 2003 were approximately $748,000, $462,000 and $386,000, respectively.

Under provisions within the Mexican Laws (Article 16), the Company’s subsidiary, FCCM, had previously accrued a 10% statutory profit sharing benefit to its employees for 2004 and 2003, $649,000 and $477,000, respectively. For statutory filing purposes, FCCM elected to compute its profit sharing base under another section of the Mexican Law (Article 10) which, in general terms, is similar to the income tax base, excluding the inflation adjustments on depreciation, amortization, receivables and payables. Under the Article 10 base, FCCM did not have any statutory profits and accordingly no amounts would be required to be paid to employees. During 2005 the Mexican Supreme Court determined the Article 10 base was an acceptable base on which to compute the statutory profit sharing. FCCM was not a party to the court proceedings, however the decision set a precedent for other taxpayers to follow. Accordingly, FCCM reversed the 2004 and 2003 accruals in 2005. Distributions to employees are typically paid 5 to 7 months after year end. FCCM did make in-lieu of payments of $69,000 and $88,000 in 2004 and 2005, respectively, to its employees based on negotiations with the workers’ union even though no statutory profit sharing was required.

In addition, the Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a

2005 FORM 10K Genesee & Wyoming Inc.    F-29

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,240 per year. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 2% of gross salary. Company contributions were approximately $212,000, $169,000 and $161,000 for the years 2005, 2004 and 2003, respectively.

Postemployment Benefits

The Company does not provide any other significant postemployment benefits to its employees.

13. INCOME TAXES:

The components of income before income taxes and equity earnings are as follows (in thousands):

	2005	2004	2003
United States	$51,118	$31,945	$23,054
Foreign	4,695	6,821	5,591

Total	$55,813	$38,766	$28,645

The Company files a consolidated U.S. federal income tax return, which includes all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2005 was $89.0 million.

The components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003
United States:
Current
Federal	$5,536	$4,678	$154
State	994	914	27
Deferred
Federal	5,438	7,160	7,742
State	2,029	1,030	1,234

	13,997	13,782	9,157
Foreign:
Current	1,661	1,286	626
Deferred	98	991	784

	1,759	2,277	1,410

Total	$15,756	$16,059	$10,567

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2005	2004	2003
Tax provision at statutory rate	35.0%	35.0%	34.0%
Effect of foreign operations	0.2%	(0.3%)	(1.7%)
State income taxes, net of federal income tax benefit	3.0%	3.4%	3.3%
U.S. rate change on deferred taxes	—	2.0%	—
Benefit of track maintenance credit	(11.3%)	—	—
Other, net	1.3%	1.3%	1.3%

Effective income tax rate	28.2%	41.4%	36.9%

F-30    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes reflect the tax effect of temporary differences between the book and tax basis of assets and liabilities, as well as available income tax credit and net operating loss carry forwards. The components of net deferred income taxes are as follows (in thousands):

	2005	2004
Deferred tax benefits-
Accruals and reserves not deducted for tax purposes until paid	$5,832	$3,190
Net operating losses	5,927	4,746
Interest rate swaps	39	360
Postretirement benefits	1,156	1,055
FAS 123R	340	—
Track maintenance credit	6,713	—
Other	243	202

	20,250	9,553
Deferred tax obligations -
Property and investment basis differences	(75,911)	(56,880)
Valuation allowance	—	—

Net deferred tax obligations	($55,661)	($47,327)

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

The Company generated $10.0 million of state net operating loss carry-forwards from its U.S. operations in 2005. It is anticipated that the Company will be able to fully utilize these losses prior to expiration. These state net operating losses exist in different states and expire between 2010 and 2025. Additionally, as of December 31, 2005 and 2004, the Company had net operating loss carry-forwards from its Mexican operations of $19.4 million and $16.6 million, respectively. These Mexican losses, for income tax purposes, relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-forwards will expire between 2009 and 2014. The Company had net operating loss carry-forwards from its Canadian operations as of December 31, 2005 and 2004 of $200,000. These loss carry-forwards will expire in 2015.

A significant portion of the deferred tax benefits relate to the Mexican net operating loss carry-forwards. The Company believes a valuation allowance need not be recorded because the Company expects its Mexican business will more likely than not generate sufficient taxable income to utilize all of the deferred tax assets. FCCM is profitable and at current levels the Company estimates it will more likely than not generate sufficient taxable income to utilize its net operating loss carry-forwards prior to the date of expiration. In addition, management believes, in conjunction with a contemplated restructuring of the Mexican business, it will more likely than not generate sufficient future taxable income to offset the remaining net operating losses of Servicios prior to the date of expiration.

14. GRANTS FROM GOVERNMENT AGENCIES:

The Company periodically receives grants from federal, state and local agencies in the U.S. and provinces in Canada in which it operates for rehabilitation or construction of track. These grants typically reimburse the Company for 75% to 100% of the total cost of specific projects. Under such grant programs, the Company received $4.2 million, $5.6 million and $2.0 million in 2005, 2004 and 2003, respectively.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2005, 2004 and 2003, the Company recorded offsets to depreciation expense from grant amortization of $2.2 million, $2.2 million and $2.1 million, respectively.

2005 FORM 10K Genesee & Wyoming Inc.    F-31

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. COMMITMENTS AND CONTINGENCIES:

Rail Partners

On February 23, 2006, James Owens and the Board of Trustees of Galveston Wharves (the Port) filed an amended complaint in the County Court for Galveston County against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad) and certain other of our subsidiaries, and the general manager of the Galveston Railroad and RMC, the former owner of the Galveston Railroad. The claims arise in connection with the Galveston Railroad’s lease of the Port’s facilities and the Galveston Railroad’s rail services undertaken on behalf of the Port.

Mr. Owens alleges that prior to 2003, the Galveston Railroad violated a confidentiality agreement with a company he controls relating to the joint storage and switching of rail cars at the Port. Mr. Owens seeks $4.6 million in damages plus an amount to be determined for punitive and similar damages.

The Port alleges that since 1987 the Galveston Railroad has improperly engaged in efforts to reduce revenues shared with the Port. In addition, the Port alleges that in 1997, the general manager, in his prior position as an employee of the Port, improperly induced the port to enter into a 40 year extension of the lease without the Port receiving adequate consideration. The Port seeks to have the right to unilaterally terminate the lease and has requested an accounting for its share of revenues generated by Galveston Railroad.

The Company acquired the Galveston Railroad in June of 2005, and thus substantially all of the alleged improper conduct occurred prior to the acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the purchase of the Galveston Railroad, these claims are subject to indemnification by RMC, and RMC has acknowledged that it is obligated to indemnify the Company for these claims in accordance with the terms of the securities purchase agreement. The Company and RMC believe that these claims are without merit.

Canada

In February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of the Company’s subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as CP. Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents who live near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which surrounds the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class, but is seeking to recover for his trouble, inconvenience and the potential devaluation of his property.

On May 27, 2004, the Quebec Superior Court dismissed the plaintiff’s request to institute the class action, and the plaintiff filed an appeal with Quebec Court of Appeal. On November 11, 2005, the Quebec Court of Appeal in Canada overturned the Quebec Superior Court’s finding a class could not be certified, but noted the proposed class could only include owners and tenants within the defined geographic area since 1999. This case was remanded back to the same judge who previously dismissed the plaintiff’s request to institute a class action. On January 9, 2006, Genesee & Wyoming Canada Inc., Quebec-Gatineau Railway Inc. and CP filed applications for leave to the Supreme Court of Canada with respect to the Quebec Court of Appeal’s decision to allow the class action to proceed. The plaintiff has not yet commenced proceedings on the merits of the underlying claim. Management considers the class action certification to be improper and will contest the appropriateness of the class certification and the lawsuit on the merits.

In addition, the Company is a defendant in certain lawsuits resulting from our operations. Management believes it has adequate provisions in the financial statements for any expected liabilities which may result from disposition of such lawsuits. While it is possible some of the foregoing matters may be resolved at a cost greater than provided, it is the opinion of management the ultimate liability, if any, will not be material to our operating results, financial condition or liquidity.

16. STOCK-BASED COMPENSATION PLANS:

The Compensation and Stock Option Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan (the Plan). The Plan includes stock options, restricted stock and restricted stock units, and under the terms of the awards, equity grants for employees vest over three years and equity grants for directors vest over their respective terms as directors.

F-32    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application. Prior to adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning with the third quarter of 2005, the Company revised its statement of cash flows presentation to report the excess tax benefits from the exercise of stock options as a cash outflow from operating activities and a cash inflow from financing activities.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting the standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. In addition, SFAS 123R requires that the Company estimates forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, the Company has estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company has previously disclosed forfeitures as they occurred in its expense calculation for pro forma footnote disclosure.

As of the adoption date, the impact of amortizing existing stock options in the year ended December 31, 2005 represented compensation cost of $1.8 million pre-tax, or $1.5 million after-tax, which reduced earnings by $.04 per share for the year ended December 31, 2005. The total compensation cost related to non-vested awards not yet recognized of $4.9 million is expected to be recognized through June 30, 2008.

Stock-based compensation for the six months ended June 30, 2005 and for the years ended December 31, 2004 and 2003, was determined using the intrinsic value method (note the pro forma expense for basic and diluted earnings per share in 2005 is for the six months ended June 30, 2005).

The following table provides supplemental information for the periods indicated as if stock-based compensation had been compiled under SFAS 123 (in thousands, except EPS):

	For the years ended
	2005	2004	2003
Net Income Available to Common Stockholders – As reported:	$50,135	$37,140	$27,449
Deduct: Total stock-based employee compensation expense determined under SFAS 123 had compensation cost been recognized, net of related tax effects	(1,385)	(2,079)	(1,380)

Pro Forma	$48,750	$35,061	$26,069

Basic EPS: As reported	$1.36	$1.03	$.77
Pro Forma	$1.32	$.97	$.73
Diluted EPS: As reported	$1.20	$.90	$.68
Pro Forma	$1.17	$.85	$.67

The following is a summary of stock option activity for years ended:

	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	2,386,751	$9.54	2,682,684	$7.01	2,835,369	$5.17
Granted	582,192	16.62	504,749	15.63	742,793	9.91
Exercised	(519,611)	6.45	(699,797)	4.28	(824,459)	3.35
Expired	(20,250)	7.29	(705)	9.47	(5,744)	5.72
Forfeited	(89,409)	12.68	(100,180)	9.11	(65,275)	6.48

Outstanding at end of year	2,339,673	11.89	2,386,751	9.54	2,682,684	7.01

Exercisable at end of year	999,723	9.01	884,211	6.69	900,630	4.59

Weighted average fair value of options granted		$5.28		$5.27		$5.45

2005 FORM 10K Genesee & Wyoming Inc.    F-33

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average grant date fair value of options granted during the years 2005, 2004, and 2003 was $5.28, $5.27 and $5.45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003, was $6.4 million, $8.1 million and $5.3 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 – $2.48	10,125	3.3 Years	$2.35	10,125	$2.35
2.48 – 4.97	238,068	0.5 years	4.40	238,068	4.40
4.97 – 7.47	67,500	0.9 years	6.43	67,500	6.43
7.47 – 9.95	459,465	1.6 years	9.45	307,886	9.45
9.95 – 12.44	539,058	2.7 years	9.99	228,927	9.97
14.93 – 17.41	1,019,432	3.9 years	16.16	147,217	15.63
17.41 – 19.91	6,025	4.4 years	18.26	—	—

0 – 19.91	2,339,673	2.7 Years	11.89	999,723	9.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.67%	3.15%	3.35%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives in years	3.00	3.00	5.00
Expected volatility	41.0%	45.0%	60.0%

A summary of the status of the Company’s non-vested shares as of December 31, 2005, and changes during the year ended December 31, 2005, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2005	1,502,765	$5.05
Granted	582,192	$5.28
Vested	(635,348)	$4.37
Forfeited	(89,409)	$5.34
Expired	(20,250)	$5.29

Non-vested at December 31, 2005	1,339,950	$5.30

The following table summarizes our restricted stock and restricted stock unit activity for the years ended December 31, 2005 and 2004:

	For the years ended December 31,
	2005	2004
Outstanding at beginning of year	66,333	—
Granted	81,000	66,333
Exercised	(27,615)	—
Forfeited	(6,863)	—

Outstanding at end of year	112,855	66,333

In 2005, the Company awarded 19,464 restricted stock shares valued at $289,000 to its directors. In addition, the Company awarded 48,529 restricted stock shares and 13,007 restricted stock units valued at $806,000 and $216,000, respectively, to employees. In 2004, the Company awarded 21,000 restricted stock shares and 3,000

F-34    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restricted stock units valued at $313,000 and $45,000, respectively, to its directors. In addition, the Company awarded 30,746 restricted stock shares and 11,588 restricted stock units valued at $478,000 and $180,000, respectively, to employees. Amortization expense for the restricted stock shares was $664,000 for the year ended December 31, 2005. Total unrecognized compensation cost for non-vested restricted stock shares and restricted stock units of $1.4 million is expected to be recognized through June 30, 2008.

At December 31, 2005, there were 1,482,953 Class A shares available for future issuance under the Plan. These shares are available for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, and any other form of award established by the Compensation Committee, which is consistent with the Plan’s purpose.

The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees pursuant to its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. As of December 31, 2005, 84,339 shares had been purchased under this plan. In accordance with SFAS 123R, the Company recorded compensation expense for the 10% purchase discount of $11,000 since the adoption date.

17. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION:

The Company has various operating regions which manage its various railroad lines. However, each line has similar characteristics so they have been aggregated into one segment. The following table summarizes the Company’s operating revenues by geographic area for the years ended December 31, 2005, 2004 and 2003.

	Geographic Area Data For the years ended December 31,
	2005		2004		2003
Operating Revenues:
United States	$299,440	77.7%	$226,521	74.6%	$175,650	71.7%
Canada	50,960	13.2%	44,008	14.5%	37,538	15.3%
Mexico	34,989	9.1%	33,255	10.9%	31,639	13.0%

Total operating revenues	$385,389	100.0%	$303,784	100.0%	$244,827	100.0%

The following table summarizes the Company’s long-lived assets by geographic area as of December 31, 2005 and 2004.

	As of December 31, 2005		As of December 31, 2004
Long-lived assets located in:
United States	$734,636	86.3%	$479,251	82.3%
Canada	71,726	8.4%	62,162	10.7%
Mexico	45,140	5.3%	40,613	7.0%

Total long-lived assets	$851,502	100.0%	$582,026	100.0%

18. QUARTERLY FINANCIAL DATA (Unaudited):

Quarterly Results

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Operating revenues	$84,081	$92,742	$105,250	$103,316
Income from continuing operations	14,260	16,020	24,079	16,573
Net income	10,900	11,365	17,044	10,826
Diluted earnings per share	$0.26	$0.27	$0.41	$0.26

2004
Operating revenues	$72,403	$74,062	$77,243	$80,076
Income from continuing operations	11,560	13,581	13,200	11,698
Net income	9,466	10,836	10,145	7,171
Diluted earnings per share	$0.22	$0.26	$0.25	$0.17

2005 FORM 10K Genesee & Wyoming Inc.    F-35

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The second quarter of 2005 included a $0.5 million after-tax non-cash foreign currency translation adjustment on intercompany debt in Mexico.

The third quarter of 2005 included: (i) $0.7 million of after-tax expense for the cost of stock options due to the early adoption of FAS123R, (ii) a one-time tax benefit of $0.7 million related to a change of tax law in Mexico, and (iii) a $2.4 million after-tax gain from the sale of surplus rail.

The fourth quarter of 2005 included: (i) $0.7 million of after-tax expense for the cost of stock options due to the early adoption of FAS123R, (ii) $0.9 million of after-tax expense related to an accrual for historical land tax liabilities at the Australian Railroad Group and (iii) $0.5 million of after-tax expense associated with the sale of GWI’s Western Australian operations.

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

19. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net income	$50,135	$37,619	$28,719
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,552)	8,105	23,498
Net change in unrealized losses on qualifying cash flow hedges, net of tax provision of $231, $424 and $25, respectively	595	661	43
Net change in unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax provision (benefit) of $758, ($99) and $1,124, respectively	1,768	(230)	2,623
Minimum pension liability adjustment, net of tax provision (benefit) of $53, $36 and ($42), respectively	136	93	(72)

Comprehensive income	$49,082	$46,249	$54,811

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Net foreign currency translation adjustments	$26,389	$29,942
Net unrealized minimum pension liability adjustment, net of tax benefit of $289 and $342 respectively	(396)	(531)
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $607 and $1,596, respectively	(1,818)	(4,183)

Accumulated other comprehensive loss, net of tax benefit of $896 and $1,938, respectively	$24,175	$25,228

20. RECENTLY ISSUED ACCOUNTING STANDARDS:

The Financial Accounting Standards Board (FASB) recently issued the following Statements of Financial Accounting Standards (SFAS):

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, is effective no later than the end of fiscal years ending after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47 as of December 31, 2005, and it did not have a material impact on the consolidated results of operations and financial condition.

F-36    Genesee & Wyoming Inc. 2005 FORM 10K

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (SFAS 154) which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of voluntary changes in accounting principle and changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the consolidated results of operations and financial condition.

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) was issued to address the notion of “mutual understanding” in the definition of grant date of a share-based payment award. FSP FAS 123(R)-2 is effective for reporting periods after October 18, 2005.

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The FSP provides an alternative transition method for calculating the pool of excess tax benefits to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). An entity may take up to one year from the initial adoption of Statement 123(R) or the effective date (November 10, 2005) of this FSP to evaluate available transition methods. The Company is in the process of evaluating the transition methods available for calculation of the pool of excess tax benefits.

21. SUBSEQUENT EVENTS:

Australia

On February 13, 2006, the Company announced that it and Wesfarmers had entered into a definitive agreement to sell their Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited for approximately $956.0 million, plus certain closing adjustments estimated to be approximately $18.0 million (ARG Sale). The ARG Sale is subject to customary closing conditions, including certain Australian government approvals, and is expected to close in the second quarter of 2006. The buyers have made a deposit of approximately $66.0 million, which will be fully credited towards the purchase price. Simultaneous with the ARG Sale, the Company entered into an agreement to purchase Wesfarmers’ 50 percent-ownership of the remaining ARG operations, which are principally located in South Australia and the Northern Territory for approximately $15.0 million (GWA Purchase, collectively with the ARG Sale, the Australia Transactions). This business, which will be based in Adelaide, will be renamed Genesee & Wyoming Australia Pty Ltd (GWA) and will be a 100 percent-owned subsidiary that is reported on a consolidated basis in our financial statements.

All payment obligations related to the Australia Transactions are in Australian dollars, and have been converted to U.S. dollar amounts based on the Australian dollar to U.S. dollar exchange rate as of February 13, 2006 of 0.735 U.S. dollars per Australian dollar.

Mexico

On March 3, 2006, the Company received notice that the IFC intends to exercise its put option to sell its 12.7% indirect equity stake in FCCM back to the Company (See Note 9 to these Consolidated Financial Statements). The Company is still determining the cash outflow that would result from the closing of the exercise of the put option, but in no case will the cash outflow exceed $1.7 million.

2005 FORM 10K Genesee & Wyoming Inc.    F-37

Australian Railroad Group Pty Ltd

(Incorporated in Australia)

ABN 68 080 579 308

Annual Financial Statements

for the years ended December 31, 2005, 2004 and 2003

F-38    Genesee & Wyoming Inc. 2005 FORM 10K

2005 FORM 10K Genesee & Wyoming Inc.    F-39

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Australian Railroad Group Pty Ltd

We have audited the accompanying consolidated balance sheets of Australian Railroad Group Pty Ltd and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the three years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Railroad Group Pty Ltd and subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the three years ended December 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young

Perth, Western Australia

March 8, 2006

Liability limited by the Accountants Scheme, approved

under the Professional Standards Act 1994 (NSW).

F-40    Genesee & Wyoming Inc. 2005 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2005 and 2004

	2005	2004
	$000 USD	$000 USD
ASSETS
Current assets
Cash and cash equivalents	$12,515	$21,217
Accounts receivable, net	54,257	49,085
Materials and supplies	11,226	11,580
Prepaid expenses and other	2,323	3,055
Deferred income tax assets	4,918	4,809

Total current assets	85,239	89,746

Investments	5,768	6,153
Property and equipment, net	551,849	541,470
Deferred income tax assets	62,916	72,516
Other assets, net	2,031	2,369

Total assets	$707,803	$712,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,473	$19,832
Accrued expenses	25,651	25,453
Provision for employee entitlements	7,239	6,536
Current income tax liabilities	10	364
Deferred income tax liabilities	2,523	2,676

Total current liabilities	60,896	54,861

Long-term debt	359,415	383,425
Other long-term liabilities	11,121	2,177
Deferred income tax liabilities	22,076	18,531
Fair value of interest rate swaps	4,735	9,788
Commitments and contingencies	—	—

Total non-current liabilities	397,347	413,921

Redeemable preferred stock of the stockholders, 11,704,462 shares authorized, issued and outstanding at December 31, 2005 and 2004	15,838	16,897

Stockholders’ equity
Common stock, no par value, 92,000,002 shares authorized, issued and outstanding at December 31, 2005 and 2004	79,029	79,029
Retained earnings	112,807	93,871
Accumulated other comprehensive income	41,886	53,675

Total stockholders’ equity	233,722	226,575

Total liabilities and stockholders’ equity	$707,803	$712,254

The accompanying notes are an integral part of these financial statements.

2005 FORM 10K Genesee & Wyoming Inc.    F-41

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
	$000 USD	$000 USD	$000 USD

Operating Revenues	$344,546	$333,647	$249,571
Operating Expenses
Transportation	136,002	125,279	76,747
Maintenance of ways and structures	41,230	39,097	32,694
Maintenance of equipment	29,312	32,849	26,057
General and administrative	50,046	41,467	37,496
Gain on sale of assets	(229)	(914)	(2,081)
Asset impairment write down	—	578	—
Depreciation and amortization	32,127	27,346	23,443

Total operating expenses	288,488	265,702	194,356

Income from Operations	56,058	67,945	55,215
Interest income	600	1,227	3,271
Interest expense	(29,430)	(28,438)	(33,877)

Income before Income Taxes	27,228	40,734	24,609
Provision for income taxes	(8,292)	(12,264)	(3,866)

Net Income	$18,936	$28,470	$20,743

The accompanying notes are an integral part of these financial statements.

F-42    Genesee & Wyoming Inc. 2005 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

$000 USD	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2002	$79,029	$44,658	$(6,898)	$116,789
Comprehensive income (loss), net of tax:
Net income	—	20,743	—	20,743
Currency translation adjustment	—	—	45,776	45,776
Fair market value adjustments of cash flow hedges	—	—	5,242	5,242

Comprehensive income				71,761

Balance, December 31, 2003	$79,029	$65,401	$44,120	$188,550

Comprehensive income (loss), net of tax:
Net income	—	28,470	—	28,470
Currency translation adjustment	—	—	10,014	10,014
Fair market value adjustments of cash flow hedges	—	—	(459)	(459)

Comprehensive income				38,025

Balance, December 31, 2004	$79,029	$93,871	$53,675	$226,575

Comprehensive income (loss), net of tax:
Net income	—	18,936	—	18,936
Currency translation adjustment	—	—	(15,326)	(15,326)
Fair market value adjustments of cash flow hedges	—	—	3,537	3,537

Comprehensive income				7,147

Balance, December 31, 2005	$79,029	$112,807	$41,886	$233,722

The accompanying notes are an integral part of these financial statements.

2005 FORM 10K Genesee & Wyoming Inc.    F-43

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	2005	2004	2003
	$000 USD	$000 USD	$000 USD
Cash Flows from Operating Activities
Net income	$18,936	$28,470	$20,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,127	27,346	23,443
Gain on sale of assets	(229)	(914)	(2,081)
Asset impairment write down	—	578	—
Deferred income taxes	9,726	11,847	11,283
Amortization and write off of deferred finance charges	197	451	4,953
Changes in assets and liabilities
Accounts receivable, prepaid expenses and other	(8,004)	(2,310)	(9,008)
Materials and supplies	(386)	(1,057)	573
Accounts payable, provisions, accrued expenses and other	17,868	7,745	(4,613)

Net cash provided by operating activities	70,235	72,156	45,293

Cash Flows from Investing Activities
Purchase of property and equipment	(80,038)	(69,519)	(35,774)
Proceeds from sale of property and equipment	2,147	2,570	6,924
Transfer from restricted cash	—	—	69,978

Net cash provided by (used in) investing activities	(77,891)	(66,949)	41,128

Cash Flows from Financing Activities
Repayment of subordinated stockholders’ loans	—	(10,710)	—
Proceeds from debt	7,665	—	360,493
Repayments of debt	(7,424)	—	(430,385)

Net cash provided by (used in) financing activities	241	(10,710)	(69,892)

Effect of exchange rate changes on cash and cash equivalents	(1,287)	102	4,207

Increase (Decrease) in Cash and Cash Equivalents	(8,702)	(5,401)	20,736

Cash and Cash Equivalents, beginning of year	21,217	26,618	5,882

Cash and Cash Equivalents, end of year	$12,515	$21,217	$26,618

Cash paid during year for:
Interest	$28,834	$29,512	$32,817
Income taxes	(2,315)	(4,275)	4,096

The accompanying notes are an integral part of these financial statements.

F-44    Genesee & Wyoming Inc. 2005 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1 PRINCIPAL ACTIVITIES

Australian Railroad Group Pty Ltd (the Company) is jointly owned by Genesee & Wyoming Inc. (GWI) and Wesfarmers Ltd (Wesfarmers) with each partner holding a 50% interest.

The principal activity of the Company during the year was to provide rail freight transport and ancillary logistics services to the mining and agricultural industries and to the general freight market within Western Australia and South Australia. There was no significant change in the nature of these activities during the three years ended December 31, 2005.

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

2005 FORM 10K Genesee & Wyoming Inc.    F-45

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, credit rating, collateral, amortization schedule and liquidity. The carrying amount approximates fair value.

Interest rate swaps: The Company uses derivative financial instruments in the form of interest rate swaps to hedge its risks associated with interest rate fluctuations. The carrying amount approximates fair value. The fair value of the interest rate swap contracts is the estimated amount the Company would pay to terminate the swaps at the balance sheet date, taking into account current interest rate and the creditworthiness of the swap counterparties.

Income Taxes

Current tax assets and liabilities for the current and prior periods are measured at the amount expected to be recovered from or paid to the taxation authorities. The tax rates and tax laws used to compute the amounts are those in effect at the balance sheet date.

Deferred income taxes reflect the net income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In our consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit not related to an asset or liability for financial reporting, including deferred tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

Employee Benefits

The Company provides for benefits accruing to employees in respect of wages and salaries, annual leave and long service leave when it is probable that payment will be required and the amounts can be reliably estimated.

Contributions to the defined contribution employee benefit plans are expensed when incurred.

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

Foreign Currency Translation

The functional currency of the Company is the Australian dollar. Foreign currency transactions are translated at the applicable rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange prevailing at that date. All exchange gains and losses are reflected in the statement of income. Cumulative translation gains or losses arising from translating the Australian dollar denominated financial statements into U.S. dollars are reported in other comprehensive income as a component of stockholders’ equity.

Leased Assets

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement so as to reflect the risks and benefits of ownership. Operating leased assets are not capitalized and rental payments are charged against operating profits in the period in which they are incurred.

F-46    Genesee & Wyoming Inc. 2005 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3 PROPERTY AND EQUIPMENT

	2005	2004
	$000 USD	$000 USD
Major classifications of property and equipment are as follows:
Land and buildings	$30,996	$29,655
Track improvements	237,771	213,033
Equipment and other	246,800	234,650
Lease premium	149,983	165,405

	665,550	642,743
Less: Accumulated depreciation and amortization	(113,701)	(101,273)

	$551,849	$541,470

The lease premium represents the cost paid to the Government of Western Australia as part of the purchase price for Westrail Freight, for access to the track infrastructure network for a period of 49 years.

4 OTHER ASSETS

Major classifications of other assets are as follows:

Loan receivable from joint venture entity	$296	$—
Deferred finance costs	2,731	2,913
Less: Accumulated amortization	(996)	(544)

	$2,031	$2,369

Deferred financing costs are amortized over terms of the related debt using the straight-line method, which approximates the effective interest method.

5 LONG-TERM DEBT

Current – interest bearing	—	—
Non-current – interest bearing	$359,415	$383,425

Credit facilities

Total facility commenced in December 2003 and comprises a 5 year tranche of $88.0 million, a 5 year revolver tranche of $146.7 million, a 7 year tranche of $146.7 million and a $7.3 million working capital tranche. Unused facilities at December 31, 2005 amount to $29.3 million. The loans are non amortizing but prepayable at the discretion of Australian Railroad Group Pty Ltd. The minimum future repayments are set out in the schedule below. Loan covenants require the company to adhere to minimum interest cover and debt ratios. All loan covenants have been complied with.

The interest rate is derived from the bank bill bid rate. The weighted average interest rate on secured loans during 2005 was 6.61% (2004: 6.48%) and excludes any interest hedging adjustments. Including the effect of the interest rate swaps the effective interest rate was 7.82% for 2005 and 7.70% for 2004.

Schedule of Future Minimum Payments

The following is a summary of the scheduled maturities of long-term debt:

	2005	2004
	$000 USD	$000 USD
2006	$—	$—
2007	—	—
2008	212,715	226,925
2009	—	—
2010	146,700	156,500
Thereafter	—	—

	$359,415	$383,425

2005 FORM 10K Genesee & Wyoming Inc.    F-47

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a cash flow hedge against changes in the amount of future cash flows associated with the Company’s interest payments of variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized as an interest expense in the income statement. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. The net effect of this accounting in the Company’s operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on fixed interest rates. Hedge ineffectiveness for cash flow hedges were not material for the years ended December 31, 2005, 2004 and 2003.

The Company entered into interest rate swap agreements on its $212.7 million variable rate debt due December 18, 2008 and its $146.7 million variable rate debt due December 18, 2010. These interest rate swap contracts were entered for interest rate exposure management purposes and mature on December 18, 2007. At December 31, 2005 and 2004, the Company had interest rate swap contracts to pay fixed-rates of interest between 5.6% and 6.9% and receive variable-rates of interest of an average of 5.7% on $273.2 million notional amount of indebtedness.

(b) Fair value

The carrying amounts of financial assets and financial liabilities at December 31, 2005, approximate the aggregate fair value of the financial instruments.

(c) Credit risk exposures

The Company’s maximum exposures to credit risk at December 31, 2005, in relation to each class of recognized financial asset is the carrying amount of those assets as indicated in the balance sheet.

In relation to derivative financial instruments, credit risk arises from the potential failure of counterparties to meet their obligations under the contract or arrangements. The Company’s maximum credit risk exposure in relation to interest rate swap contracts is limited to the net amounts to be received on contracts that are favourable to the Company, being none at December 31, 2005.

Concentration of credit risk

For the year ending December 31, 2005, the Company’s primary location of business was within the south west corner of Western Australia, South Australia, the Northern Territory and New South Wales, which therefore represents the location of the Company’s credit risk. Trade payables/receivables are normally payable/collectable within 30 days.

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

F-48    Genesee & Wyoming Inc. 2005 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7 INCOME TAXES

	2005	2004	2003
	$000 USD	$000 USD	$000 USD
The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:
Prima facie tax at 30% on income before income taxes	$8,168	$12,220	$7,383
Tax effect of permanent differences:
Non-allowable items	80	17	14
Other items(a)	44	27	(3,531)

Total income tax expense	$8,292	$12,264	$3,866

(a)	The other items in the 2003 arose primarily as a result of finalizing the tax base of assets acquired from Westrail. The net assets acquired were from a government tax exempt entity, and the determination of the tax base involved the application of complex legislation. During 2003 all matters were favourably resolved with the Australian Taxation Office, resulting in an overprovision of tax in the prior periods.

The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

Total income tax expense includes:
Current	$11	$342	$(2,527)
Deferred	8,281	11,922	6,393

	$8,292	$12,264	$3,866

The deferred income tax balance comprises:

Current deferred income tax assets
Materials and supplies	$108	$118
Income accruals	313	1,265
Expense accruals	1,718	1,173
Employee leave provisions	2,779	2,253

	$4,918	$4,809

Non-current deferred income tax assets
Tax vs. book values of property and equipment	51,534	59,285
Income tax losses carried forward	9,961	10,295
Unrealised losses on interest rate swaps	1,421	2,936
Valuation allowance	(—)	(—)

	$62,916	$72,516

Current deferred income tax liabilities:
Materials and supplies	$(840)	$(1,301)
Prepayments	(327)	(410)
Income accruals	(1,356)	(965)

	$(2,523)	$(2,676)

Non-current deferred income tax liability
Equity investment	$(568)	$(467)
Tax vs. book values of property and equipment	(21,508)	(18,064)

	$(22,076)	$(18,531)

Operating loss carry forward have no expiry date and the Company expects to recover all operating losses. Consequently, no valuation allowance is provided for the deferred tax assets for 2005 and 2004.

2005 FORM 10K Genesee & Wyoming Inc.    F-49

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8 PREFERRED STOCK

Redeemable preference shares are fully paid and earn a dividend at the declaration of the Directors from time to time. The shares are redeemable at the option of the Directors of the Company. Upon redemption the shareholder is entitled to receive the paid up amount of the preferred shares. In the event of the winding up of the Company, the holders of redeemable preference shares are entitled in priority to the holders of any other classes of shares to payment of the paid up amount of the shares and the amount of any declared but unpaid dividends at that date, but shall not otherwise have any rights to participate in surplus assets. Preferred shares carry no voting rights.

9 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	2005	2004	2003
	$000 USD	$000 USD	$000 USD
The components of other comprehensive income (loss), net of income tax, included in the consolidated balance sheet as of December 31 are as follows:
Net foreign currency translation adjustments	$45,201	$60,527	$50,513
Unrealised losses on interest rate swaps	(4,735)	(9,788)	(9,133)
Less Income taxes	1,420	2,936	2,740

Net unrealised losses on interest rate swaps	(3,315)	(6,852)	(6,393)

Accumulated Other Comprehensive Income (Loss)	$41,886	$53,675	$44,120

10 EXPENDITURE COMMITMENTS

	2005	2004
	$000 USD	$000 USD
(a) Future minimum lease payments under all non-cancellable operating leases are as follows:
2005	$—	$1,038
2006	885	—
2007	—	470
2008	—	—
2009	—	—
Thereafter	—	—

	$885	$1,508

(b) Other capital expenditures:
Not later than one year	$23,104	$8,834
Later than one year, but not later than five years	4,401	4,695
Later than five years	—	—

	$27,505	$13,529

Operating leases are entered into for rollingstock and office equipment. Rental payments are fixed for the life of the lease for all types of operating leases. Purchase options and renewal terms exist at the Company’s discretion and no operating lease contains restrictions on financing or other leasing activities. Operating lease expense in 2005 was $1.2 million (2004: $1.2 million, 2003: $1.1 million).

Under the agreement for the acquisition of the Westrail Freight business, there was an obligation to upgrade the Katanning to Nyabing, and Yilliminning to Bruce Rock lines by July 1, 2004. This obligation has been extended until July 2008 and is subject to additional conditions which allow for renegotiation.

11 CONTINGENT LIABILITIES

GWA Northern Pty Ltd, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 0.88% (2004: 0.94%), amounting to $3.5 million (2004: $3.7 million).

F-50    Genesee & Wyoming Inc. 2005 FORM 10K

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ARG Sell Down No1 Pty Limited, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which is 1.11% (2004: 1.19%), amounting to $4.4 million (2004: $4.7 million).

The Company and all of its subsidiaries have entered into a deed of cross guarantee pursuant to the Australian Securities and Investment Commission Class Orders, whereby they covenant with a trustee for the benefit of each creditor, that they guarantee to each creditor payment in full of any debt on the event of any entity, including the Company, being wound up.

12 EMPLOYEE BENEFIT PLANS

The following Employee Benefit Plans have been established:

Plan	Benefit Type
Australian Railroad Group Superannuation Plan	Accumulated lump sum / defined contribution plan
Westscheme Plan	Accumulated lump sum / defined contribution plan
West Super Plus Plan	Accumulated lump sum / defined contribution plan

Employees contribute to the funds at various percentages of their remuneration. The consolidated entity’s contributions are not legally enforceable other than those payable in terms of notified award and superannuation guarantee levy obligations. The related expense for the year charged to the income statement was $4.9 million (2004: $4.0 million, 2003: $3.2 million).

13 ECONOMIC DEPENDENCY

Approximately 17.2% (2004: 24.5%, 2003: 19.8%) of the Company’s revenue is generated from freight services rendered to Australian Wheat Board Ltd.

14 SEGMENT INFORMATION

Industry Segment

The group operates in only one industry, being rail transport.

15 RELATED PARTY DISCLOSURES

Services to the group by Wesfarmers Ltd of $1.4 million (2004: $1.1 million) and Genesee & Wyoming Inc. of $0.6 million (2004: $0.8 million) are recovered at cost. At December 31, 2005 the balance owing to Wesfarmers Ltd was $0.4 million (2004: $0.1 million ) and to Genesee and Wyoming Inc. $0.1 million (2004: $0.1 million).

16 ASSET IMPAIRMENT

In 2004, certain assets to the value of $0.6 million were written off. There is no impairment loss in 2005 or 2003.

17 RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board’s (FASB) recently issued Statements of Financial Accounting Standards (SFAS) were reviewed and none are applicable to Australian Railroad Group Pty Ltd.

18 SUBSEQUENT EVENTS

The joint shareholders of the Company, Genesee & Wyoming Inc. (a company incorporated in the United States) and Wesfarmers Limited, have announced finalisation of an agreement to sell their shareholding in the Company to Babcock & Brown and Queensland Rail.

The sale will be made up of three parts as follows:

1	Queensland Rail will acquire the above rail operations in Western Australia, New South Wales, and some specific services in South Australia and Victoria;

2	Babcock & Brown will acquire the below rail business and assume responsibility for the rail infrastructure leases in Western Australia;

3	Genesee & Wyoming Inc. will acquire Wesfarmers’ share in the South Australian business.

The sale process is due to be completed prior to June 30, 2006.

2005 FORM 10K Genesee & Wyoming Inc.    F-51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 10, 2006	GENESEE & WYOMING INC.

	BY:	/S/ MORTIMER B. FULLER, III
Mortimer B. Fuller, III Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/S/ MORTIMER B. FULLER, III Mortimer B. Fuller, III	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/S/ JOHN C. HELLMANN John C. Hellmann	President	March 10, 2006

/S/ TIMOTHY J. GALLAGHER Timothy J. Gallagher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2006

/S/ DAVID C. HURLEY David C. Hurley	Director	March 10, 2006

/S/ LOUIS S. FULLER Louis S. Fuller	Director	March 10, 2006

/S/ ROBERT M. MELZER Robert M. Melzer	Director	March 10, 2006

/S/ PETER O. SCANNELL Peter O. Scannell	Director	March 10, 2006

/S/ MARK A. SCUDDER Mark A. Scudder	Director	March 10, 2006

/S/ PHILIP J. RINGO Philip J. Ringo	Director	March 10, 2006

/S/ M. DOUGLAS YOUNG M. Douglas Young	Director	March 10, 2006

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable
(3)	(i) Articles of Incorporation The Exhibit referenced under 4.1 hereof is incorporated herein by reference.
(ii) By-laws
3.1	Amended Bylaws, effective as of August 19, 2004 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.
(4)	Instruments defining the rights of security holders, including indentures
4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.
4.2	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.3	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.4	Voting Agreement and Stock Purchase Option dated March 21, 1980 among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller, and amendments thereto dated May 7, 1988 and March 29, 1996 are incorporated herein by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
4.5	Form of Senior Debt Indenture is incorporated herein by reference to Exhibit j to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).
4.6	Form of Subordinated Debt Indenture in incorporated herein by reference to Exhibit k to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).
(9)	Voting Trust Agreement
Not applicable
(10)	Material Contracts
The Exhibits referenced under (4.3) through (4.6) hereof are incorporated herein by reference.
10.1	Form of compensation agreement between the Registrant and each of its executive officers is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.2	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).
10.3	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor, and Australia Southern Railroad Pty Ltd., the Lessee, dated 7 November 1997 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)
10.4	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847)
10.5	Purchase and Sale Agreement dated August 17, 1999 between the Federal Government of United Mexican States, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V., and Ferrocarriles Nacionales de Mexico is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999.
10.6	Genesee & Wyoming Australia Pty Ltd Executive Share Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.
10.7	Agreement for Sale of Business dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WestNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.8	Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000 among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc., and Genesee & Wyoming Australia Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.9	Shareholders Agreement, dated December 15, 2000 among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.10	Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.11	Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000 among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K dated December 16, 2000.
10.12	Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.
10.13	Agreement and Plan of Merger dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 3, 2001.
10.14	Underwriting Agreement dated as of December 17, 2001 by and among the Registrant, the selling stockholders named therein and Credit Suisse First Boston Corporation, ABN AMRO Rothchild LLC, Bear, Stearns & Co. Inc., Morgan Keegan & Company, Inc. and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. as representatives of the underwriters is incorporated herein by reference to Exhibit 1.1 to the Registrant’s Report on Form 8-K dated December 17, 2001.
10.15	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002 is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated August 28, 2002.
10.16	Common Terms Deed dated as of December 3, 2003 between Australian Railroad Group Pty Ltd (Borrower), the companies listed in Part I of Schedule 1 as original guarantors, the financial institutions listed in Part II of Schedule 1 as original lenders and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.17	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Australia and New Zealand Banking Group Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.18	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and BNP Paribas (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.19	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and Mizuho Corporate Bank, Ltd. (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.20	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and National Australia Bank Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.21	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower)and Sumitomo Mitsui Finance Australia Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.22	Security Trust Deed, as amended December 5, 2003 between Australian Railroad Group Pty Ltd (Borrower) and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.23	Floating Charge, as amended December 5, 2003, between the Chargors listed in Schedule 1 (WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd)and ANZ Capel Court Limited (Chargee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.24	Deed of Floating Charge, as amended December 5, 2003, between Australia Southern Railroad Pty Limited (Chargor) and ANZ Capel Court Limited (Security Agent) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.25	ISDA Master Agreement dated as of December 3, 2003 between Australia and New Zealand Banking Group Limited and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.26	ISDA Master Agreement dated as of December 3, 2003 between BNP Paribas and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.27	ISDA Master Agreement dated as of December 3, 2003 between National Australia Bank Limited and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.28	Multi-Party Agreement among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court, Treasurer, WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd, Australian Western Railroad Pty Ltd, Australian Railroad Group Pty Ltd, and ANZ Capel Court Limited is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.
10.29	Tripartite Deed among the Minister for Transport and Urban Planning (Lessor), Australia Southern Railroad Pty Limited (Lessee), and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.30	Genesee & Wyoming Inc. 2004 Deferred Compensation Plan for highly compensated employees and directors dated May 7, 2004 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter end June 30, 2004.
10.31	Genesee & Wyoming Inc. Award Notice for Employees for Options is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.
10.32	Genesee & Wyoming Inc. Award Notice for Employees for Restricted Stock Units is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.
10.33	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.
10.34	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock Units is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.
10.35	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 12, 2004, among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank as Syndication Agent is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of November 18, 2004.
10.36	Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K as of November 18, 2004.
10.37	Summary of Increases in base pay for executive officers for 2005 is incorporated herein by reference to Exhibit 10.59 of the Registrant’s Report on Form 10-K for the year ended December 31, 2004.
10.38	Amended and Restated Financial Support Agreement as of March 15, 2005 between GW Servicios, S.A. de C.V. and Genesee & Wyoming, Inc. and Companía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of April 6, 2005.
10.39	Amended and Restated Loan Agreement as of March 15, 2005 between GW Servicios, S.A. de C.V. and Companía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K as of April 6, 2005.
10.40	Amended and Restated Loan Agreement as of March 15, 2005 between GW Servicios, S.A. de C.V. and Companía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K as of April 6, 2005.
10.41	Sponsor Guarantee Agreement as of March 15, 2005 among Genesee & Wyoming, Inc. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K as of April 6, 2005.
10.42	Amendment No. 1 to Put Option Agreement as of March 15, 2005 among Genesee & Wyoming Inc., GW Servicios, S.A. de C.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K as of April 6, 2005.
10.43	Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc., and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of June 1, 2005.
10.44	Consent and First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 25, 2005 by and among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K as of June 1, 2005.
10.45	First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K as of June 3, 2005.
10.46	Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of August 1, 2005.
10.47	Letter Agreement and Release effective December 16, 2005 between Genesee & Wyoming Inc. and Mr. James Andres is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of December 16, 2005.
10.48	Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd, and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of February 16, 2006.
10.49	Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K as of February 16, 2006.
10.50	Escrow Agreement dated February 13, 2006 by and among Wesfarmers Railroad Holdings Pty Ltd, GWI Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd and Mallesons Stephen Jaques is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.51	Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 13, 2006 by and among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agents incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of February 16, 2006.
*(11.1)	Statement re computation of per share earnings.
(12)	Statements re computation of ratios
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