Form 10-Q
period 2006-03-31
GENESEE & WYOMING INC
filed 2006-05-10
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

(203) 629-3722

(Telephone No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Exchange Act Rule 12b-2)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on May 5, 2006:

Class	Number of Shares Outstanding
Class A Common Stock	37,484,987
Class B Common Stock	3,975,183

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES	$112,982	$84,081

OPERATING EXPENSES:
Transportation	38,400	28,886
Maintenance of ways and structures	9,926	7,892
Maintenance of equipment	16,432	13,105
General and administrative	18,947	15,015
Net gain on sale and impairment of assets	(94)	(67)
Depreciation and amortization	7,311	4,990

Total operating expenses	90,922	69,821

INCOME FROM OPERATIONS	22,060	14,260
Interest expense	(5,008)	(2,119)
Other income, net	545	97

Income before income taxes and equity earnings	17,597	12,238
Provision for income taxes	4,998	3,716

Income before equity earnings	12,599	8,522
Equity in net income of international affiliates:
Australian Railroad Group	1,353	2,291
South America	62	87

Net income	$14,014	$10,900

Basic earnings per common share	$0.38	$0.30

Weighted average shares - Basic	37,326	36,627

Diluted earnings per common share	$0.33	$0.26

Weighted average shares - Diluted	42,411	41,489

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$20,306	$18,669
Accounts receivable, net	89,733	91,134
Materials and supplies	6,706	6,765
Prepaid expenses and other	15,176	8,298
Deferred income tax assets, net	1,995	4,230

Total current assets	133,916	129,096

PROPERTY AND EQUIPMENT, net	535,256	535,994
INVESTMENT IN UNCONSOLIDATED AFFILIATES	135,473	136,443
GOODWILL	31,208	31,233
INTANGIBLE ASSETS, net	134,313	135,444
OTHER ASSETS, net	12,649	12,388

Total assets	$982,815	$980,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,699	$4,726
Accounts payable	95,120	87,496
Accrued expenses	24,398	28,270

Total current liabilities	124,217	120,492

LONG-TERM DEBT, less current portion	309,854	333,625
DEFERRED INCOME TAX LIABILITIES, net	62,017	59,891
DEFERRED ITEMS—grants from governmental agencies	47,710	48,242
DEFERRED GAIN—sale/leaseback	3,140	3,217
OTHER LONG-TERM LIABILITIES	14,535	13,982
MINORITY INTEREST	3,320	3,329
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 42,888,753 and 42,516,903 shares issued and 37,565,994 and 37,195,044 shares outstanding (net of 5,322,759 and 5,321,859 shares in treasury) on March 31, 2006 and December 31,2005, respectively	429	425
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,180 shares issued and outstanding on March 31, 2006 and December 31, 2005	40	40
Additional paid-in capital	173,739	168,007
Retained earnings	232,204	218,189
Accumulated other comprehensive income	24,636	24,175
Treasury stock, at cost	(13,026)	(13,016)

Total stockholders’ equity	418,022	397,820

Total liabilities and stockholders’ equity	$982,815	$980,598

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,014	$10,900
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	7,311	4,990
Amortization of restricted stock	143	94
Compensation cost related to stock options	877	—
Excess tax benefit from share-based payment arrangements	(2,341)	—
Deferred income taxes	4,547	1,616
Tax benefit realized upon exercise of stock options	—	111
Net gain on disposition of property	(94)	(67)
Equity in net income of international affiliates	(1,415)	(2,378)
Minority interest expense	(9)	8
Changes in assets and liabilities -
Accounts receivable	1,216	(3,452)
Materials and supplies	22	458
Prepaid expenses and other	(520)	(184)
Accounts payable and accrued expenses	4,004	6,396
Other assets and liabilities, net	(299)	1,232

Net cash provided by operating activities	27,456	19,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of proceeds from government grants	(6,592)	(4,047)
Proceeds from disposition of property	306	85
Valuation of split dollar life insurance	12	114

Net cash used in investing activities	(6,274)	(3,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings	(77,208)	(54,235)
Proceeds from issuance of long-term debt	53,500	48,000
Net proceeds from employee stock purchases	2,365	437
Purchase of treasury stock	—	(270)
Excess tax benefit from share-based payment arrangements	2,341	—

Net cash used in financing activities	(19,002)	(6,068)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(543)	(51)

INCREASE IN CASH AND CASH EQUIVALENTS	1,637	9,757
CASH AND CASH EQUIVALENTS, beginning of period	18,669	14,451

CASH AND CASH EQUIVALENTS, end of period	$20,306	$24,208

CASH PAID (RECEIVED) DURING PERIOD FOR:
Interest	$5,793	$1,725
Income taxes	$1,215	$(735)

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “we,” “our,” or “us” mean Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term ARG we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. ARG is our 50%-owned affiliate based in Perth, Western Australia. All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2006 and 2005, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2005 was derived from the audited financial statements in our 2005 Form 10-K. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 included in our 2005 Form 10-K. Certain prior period balances have been reclassified to conform to the 2006 presentation.

2. CHANGES IN OPERATIONS:

Australia: On February 13, 2006, GWI and its 50-percent joint venture partner, Wesfarmers Limited, entered into a definitive agreement to sell the Western Australia operations and certain other assets of the Australian Railroad Group (ARG) to Queensland Rail and Babcock & Brown Limited for approximately $956.0 million, plus certain closing adjustments (ARG Sale). The ARG Sale is subject to closing conditions, including certain Australian government approvals, and is expected to close in the second quarter of 2006. Simultaneous with the ARG Sale, GWI entered into an agreement to purchase Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia and the Northern Territory for approximately $15.0 million (together with the ARG Sale, the Australia Transactions). This business, which will be based in Adelaide, will be renamed Genesee & Wyoming Australia Pty Ltd (GWA), and will be a 100-percent owned subsidiary.

As discussed in Note 13 of the audited consolidated financial statements for the year ended December 31, 2005 included in our 2005 Form 10-K, no provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. Because of the significant conditions precedent in the ARG Sale, we continued to apply this accounting for the undistributed earnings from our investment in ARG for the three months ended March 31, 2006. Once these conditions are met, we will record approximately $5.5 million of U.S. income taxes related to the undistributed earnings of ARG.

ARG has a 2% investment in Freightlink Pty Ltd (Freightlink), a privately-held consortium that owns a concession to operate the Tarcoola to Darwin rail line in South Australia and the Northern Territory. This investment totaled $5.6 million as of March 31, 2006. Freightlink has advised ARG that they do not have sufficient cash flows to meet their current operating needs. Accordingly, Freightlink is pursuing additional financing. On May 3, 2006, Freightlink announced it is seeking a strategic equity partner. ARG believes Freightlink will be successful in attaining the needed financing. As such, ARG has not recorded any impairment of their investment at March 31, 2006. In the event the Australia Transactions described above occur, the investment in Freightlink will be transferred to GWA.

Mexico: On March 3, 2006, we received notice that the International Finance Corporation (IFC) exercised its put option to sell its 12.7 percent indirect equity stake in the Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to us. The amount to be paid to the IFC is under evaluation, but in no case will it exceed $1.7 million.

Rail Partners: On June 1, 2005, the Company acquired from Rail Management Corporation (RMC) substantially all of RMC’s rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition costs. The purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), and intangible assets ($60.4 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets consist of customer contracts and relationships with a weighted average amortization period of 27 years. As contemplated with the acquisition, the Company implemented a severance program with an aggregate cost of $894,000 all of which was paid in 2005. The severance program was considered a liability assumed in the acquisition, and as such, was included in the purchase price. For U.S. tax purposes, we treat the Rail Partners acquisition as a purchase of assets.

First Coast Railroad Inc.: On April 8, 2005, the Company’s subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). The FCRD is operated by the Company’s Rail Link Region and commenced operations on April 9, 2005.

Homer City Branch: In July 2005, the Company’s Homer City Branch, which is located in Homer City, Pennsylvania, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which was acquired in January of 2004 from CSX, is operated by the Company’s New York-Pennsylvania Region and is contiguous to that region’s existing railroad operation.

Pro Forma Financial Results (unaudited)

The following table summarizes our unaudited pro forma operating results for the three-month period ended March 31, 2005, as if Rail Partners had been acquired as of January 1, 2005 (Dollars in thousands, except per share amounts):

Three Months Ended March 31, 2005
Operating revenues	$99,495
Net income	11,746
Basic earnings per share	$.32
Diluted earnings per share	$.28

The unaudited pro forma operating results for the three months ended March 31, 2005, include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs which were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners operating results reflected in these pro forma operating results include certain senior management and administrative deferred compensation and other expenses that we do not believe will continue as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and is not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (Dollars in thousands, except per share amounts):

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income	$14,014	$10,900

Denominators:
Weighted average Class A Common Shares outstanding - Basic	37,326	36,627
Weighted average Class B Common Shares outstanding	3,975	3,975
Dilutive effect of employee stock options	1,110	887

Weighted average shares - Dilutive	42,411	41,489

Income per common share:
Basic	$0.38	$0.30

Diluted	$0.33	$0.26

Stock Split

On February 14, 2006, we announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2006 to stockholders of record as of February 28, 2006. All share, per share and par value amounts presented herein have been restated to reflect the retroactive effect of the stock split.

4. STOCK-BASED COMPENSATION PLANS

The Compensation and Stock Option Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan (the Plan). The Plan includes stock options, restricted stock and restricted stock units and, under the terms of the awards, equity grants for employees vest over three years and equity grants for directors vest over their respective terms as directors.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payments (SFAS 123R). This statement requires companies recognize compensation expense equal to the fair value of share-based payments. We elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application.

For the three months ended March 31, 2006, the impact of amortizing existing stock options represents compensation cost of $877,000 pre-tax, or $707,000 after-tax, which reduced earnings by $0.02 per share. The total compensation cost related to non-vested awards not yet recognized of $4.2 million is expected to be recognized through June 30, 2009.

The pro forma expense for basic and diluted earnings per share for 2005 was determined using the fair value method as presented by SFAS 123. The following table provides supplemental information for the three months ended March 31, 2005 (Dollars in thousands, except EPS):

		Three Months Ended March 31, 2005
Net Income: As reported		$10,900
Deduct: Total stock-based employee compensation expense determined under SFAS 123 had compensation cost been recognized, net of related tax effects		(715)

Pro Forma		$10,185

Basic EPS:	As reported	$0.30
	Pro Forma	0.28

Diluted EPS:	As reported	$0.26
	Pro Forma	0.25

The following is a summary of stock option activity for the three months ended:

	March 31
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at beginning of year	2,339,673	$11.90	2,386,751	$9.54
Granted	10,000	31.09	—	—
Exercised	(368,694)	6.29	(89,243)	5.14
Expired	—	—	—	—
Forfeited	(171)	9.86	(6,307)	10.06

Outstanding at the three months ended	1,980,808	13.04	2,291,201	9.71

Exercisable at the three months ended	631,066	10.59	801,965	6.91

Weighted average fair value of options granted		5.11		3.69

The following table summarizes information about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $3.11	20,252	3.6 Years	$2.65	20,252	$2.65
3.11 – 6.22	15,450	1.0 years	5.31	15,450	5.31
6.22 – 9.33	40,896	3.4 years	9.06	20,646	9.06
9.33 – 12.44	882,424	1.9 years	9.78	442,693	9.70
15.55 – 18.65	1,010,286	3.7 years	16.18	132,025	15.63
21.76 – 24.87	1,500	4.6 years	22.41	—	—
27.98 – 31.09	10,000	5.0 years	31.09	—	—

$0.00 – 31.09	1,980,808	2.9 Years	13.04	631,066	10.59

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.8%	3.7%
Expected dividend yield	0.0%	0.0%
Expected lives in years	3.0	3.0
Expected volatility	36.9%	41.0%

A summary of the status of our non-vested options as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Non-vested Options	Options	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	1,339,950	$5.30
Granted	10,000	$9.54
Vested	(37)	$5.11
Forfeited	(171)	$5.37
Expired	—	—

Non-vested at March 31, 2006	1,349,742	$5.34

The following table summarizes our restricted stock and restricted stock unit activity for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	2006	2005
Outstanding at beginning of year	112,855	66,333
Granted	1,000	—

Outstanding at the three months ended	113,855	66,333

In the three months ended March 31, 2006, we awarded 1,000 restricted stock shares valued at $31.09 per share. At March 31, 2006, there were 91,624 and 22,231 restricted stock shares and restricted stock units outstanding, respectively. Amortization expense for the restricted stock shares was $143,000 for the three months ended March 31, 2006.

At March 31, 2006, there were 1,470,453 Class A shares available for future issuance under the Plan. These shares are available for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, and any other form of award established by the Compensation Committee which is consistent with the Plan’s purpose.

We have reserved 1,265,625 shares of Class A common stock that we may sell to our full-time employees under our Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At March 31, 2006, 87,200 shares had been purchased under this plan. In accordance with SFAS 123R, we recorded compensation expense for the 10% purchase discount of $8,000 in the first quarter of 2006.

5. EQUITY INVESTMENTS

Australian Railroad Group

The following are U.S. GAAP condensed balance sheets of ARG as of March 31, 2006 and December 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of March 31, 2006	$0.717
As of December 31, 2005	$0.734
Average for the three months ended March 31, 2006	$0.737
Average for the three months ended March 31, 2005	$0.774

Australian Railroad Group Pty Ltd

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,654	$12,515
Accounts receivable, net	41,382	54,257
Materials and supplies	11,956	11,226
Prepaid expenses and other	747	2,323

Total current assets	71,739	80,321

PROPERTY AND EQUIPMENT, net	548,002	551,849
DEFERRED INCOME TAX ASSETS, net	64,794	67,834
OTHER ASSETS, net	7,661	7,799

Total assets	$692,196	$707,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,419	$25,473
Accrued expenses	28,542	32,890
Current income tax liabilities	83	10

Total current liabilities	47,044	58,373

LONG-TERM BANK DEBT	358,350	359,415
DEFERRED INCOME TAX LIABILITIES, net	23,892	24,599
OTHER LONG-TERM LIABILITIES	12,076	11,121
FAIR VALUE OF INTEREST RATE SWAPS	3,744	4,735

Total non-current liabilities	398,062	399,870

REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	15,476	15,838

TOTAL STOCKHOLDERS’ EQUITY	231,614	233,722

Total liabilities and stockholders’ equity	$692,196	$707,803

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Income

(in thousands of U.S. dollars)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating revenues	$83,719	$84,379
Operating expenses	73,179	70,577

Income from operations	10,540	13,802
Interest expense	(6,750)	(7,412)
Other income, net	98	179

Income before income taxes	3,888	6,569
Provision for income taxes	1,184	1,983

Net income	$2,704	$4,586

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,704	$4,586
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	8,468	7,602
Deferred income taxes	1,381	3,392
Net gain on sale of assets	(22)	(327)
Changes in assets and liabilities	3,166	(9,629)

Net cash provided by operating activities	15,697	5,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,975)	(14,664)
Proceeds from disposition of property and equipment	524	661

Net cash used in investing activities	(17,451)	(14,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,272	—

Net cash provided by financing activities	7,272	—

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	(379)	(285)

INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS	5,139	(8,664)
CASH AND CASH EQUIVALENTS, beginning of period	12,515	21,217

CASH AND CASH EQUIVALENTS, end of period	$17,654	$12,553

South America

The following condensed financial data for Ferroviaria Oriental, S.A. (Oriental) for the three months ended March 31, 2006 and 2005 have a U.S. dollar functional currency and are based on accounting principles generally accepted in the United States (Dollars in thousands). The Company has a 22.89% indirect ownership interest in Oriental, which is located in eastern Bolivia.

	Three Months Ended March 31,
	2006	2005
Operating revenues	$6,443	$6,466
Net income	698	940

Condensed balance sheet information for Oriental as of March 31, 2006 and December 31, 2005:

	2006	2005
Current assets	$13,989	$13,549
Non-current assets	59,772	59,727

Total assets	$73,761	$73,276

Current liabilities	$12,184	$6,629
Non-current liabilities	6,999	6,750
Senior debt	523	509
Stockholders’ equity	54,055	59,388

Total liabilities and stockholders’ equity	$73,761	$73,276

The above data does not include non-recourse debt of $12.0 million held at an intermediate unconsolidated affiliate or any of the general and administrative, interest or income tax costs at various intermediate unconsolidated affiliates. The Company’s share of costs from the intermediate unconsolidated affiliates for the three months ended March 31, 2006 and 2005 was approximately $43,000 and $26,000, respectively.

As noted previously, we hold our equity interest in Oriental through a number of intermediate holding companies, and we account for our interest in Oriental under the equity method of accounting. We indirectly hold a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile (GWC), and we hold our remaining 10.37% equity interest in Oriental through other companies. As of March 31, 2006, our equity investment in Oriental was approximately $9.2 million of which $353,000 represented our equity interest in Oriental held through GWC and $8.9 million represented our equity interest in Oriental held through other companies.

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

If we were to lose our 12.52% equity stake in Oriental due to creditors exercising their lien on GWC’s indirect equity interest in Oriental, we would write-off our $353,000 investment in Oriental held through GWC. A default, acceleration or effort to foreclose on the lien under the non-recourse debt will have no impact on the remaining equity interest in Oriental of $8.9 million because that equity interest is held indirectly through holding companies outside of GWC’s ownership in Oriental. As a result of the uncertainty surrounding the $12.0 million debt, the Company discontinued equity accounting in the fourth quarter of 2004 for its 12.52% equity interest in Oriental held through the Company’s interest in GWC.

Oriental has no obligations associated with the $12.0 million debt. In addition, a default, acceleration or effort to foreclose on the lien under the non-recourse debt would not result in a breach of a representation, warranty, covenant, cross-default or acceleration under the Company’s Senior Credit Facility.

6. COMMITMENTS AND CONTINGENCIES:

Rail Partners

On February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed an amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad), certain other of our subsidiaries, and the general manager of the Galveston Railroad and RMC, the former owner of the Galveston Railroad. Owens’ claims arise in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arise in connection with the Galveston Railroad’s lease of the Port’s facilities and railroad services undertaken on behalf of the Port.

In the amended complaint, Owens, who had previously filed the original complaint on his own, re-alleges that Galveston Railroad violated the confidentiality agreement relating to the joint storage and switching of rail cars at the Port and that Galveston Railroad failed to share rental revenue earned from the storage of certain rail cars. Mr. Owens seeks damages for breach of contract and commercial tort claims, plus an amount to be determined for punitive and similar damages.

In the amended complaint, the Port alleges that since 1987 the Galveston Railroad has improperly engaged in efforts to reduce revenues shared with the Port by failing to accurately and completely disclose revenues, diverting traffic to avoid sharing revenue and sub-leasing Port property without the Port’s required consent. In addition, the Port alleges that in 1997, the general manager of the Galveston Railroad, in his prior position as an employee of the Port, improperly induced the Port to enter into a 40 year extension of the Galveston Railroad lease without the Port receiving adequate consideration. The Port seeks to have the right to unilaterally terminate the lease, damages for breach of contract and commercial tort claims based on the forfeiture of revenues, plus an amount to be determined for punitive and similar damages.

On March 8, 2006, Owens filed a Motion for Partial Summary Judgment with respect to claims that Galveston Railroad and RMC breached a contractual obligation of confidentiality in November 2002. On April 20, 2006, the County Court held a hearing in connection with Owens’ Motion and on April 27, 2006, the County Court issued an order granting Owens’ Motion, finding that there was a breach of the contractual obligation of confidentiality by Galveston Railroad and RMC. Issues related to whether this breach was the proximate cause of any damages and the amount of such damages, if any, remain the subject of further litigation. In addition, this ruling does not cover issues raised by Owens or the Port in the amended complaint.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners, and thus substantially all of the alleged improper conduct occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the purchase of the Galveston Railroad, these claims are subject to indemnification by RMC, and RMC has acknowledged that it is obligated to indemnify us for these claims in accordance with and subject to the terms and limits as forth in the securities purchase agreement.

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

7. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth our comprehensive income, net of tax, for the three-month periods ended March 31, 2006 and 2005 (Dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$14,014	$10,900

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	66	(1,660)
Net unrealized gains on qualifying cash flow hedges, net of tax of $19 and $90, respectively	48	211
Net unrealized gains on qualifying cash flow hedges of Australian Railroad Group, net of tax of $138 and $710, respectively	347	1,658

Comprehensive income	$14,475	$11,109

The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of March 31, 2006, and December 31, 2005 (Dollars in thousands):

	March 31, 2006	December 31, 2005
Net accumulated foreign currency translation adjustments	$26,456	$26,389
Net unrealized minimum pension liability adjustment, net of tax	(396)	(396)
Net unrealized losses on qualifying cash flow hedges	(114)	(161)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	(1,310)	(1,657)

Accumulated other comprehensive income as reported	$24,636	$24,175

8. GEOGRAPHIC AREA INFORMATION:

The table below sets forth our geographic area revenues for our consolidated operations for the three-month periods ended March 31, 2006 and 2005, and our geographic area long-lived assets as of March 31, 2006 and December 31, 2005 (Dollars in thousands):

Geographic Area Data

	Three Months Ended March 31,
	2006		2005
Operating Revenues:
United States	$90,612	80.2%	$62,571	74.4%
Canada	14,914	13.2%	13,164	15.7%
Mexico	7,456	6.6%	8,346	9.9%

Total operating revenues	$112,982	100.0%	$84,081	100.0%

	As of March 31, 2006		As of December 31, 2005
Long-lived assets located in:
United States	$732,296	86.3%	$734,636	86.3%
Canada	71,616	8.4%	71,726	8.4%
Mexico	44,987	5.3%	45,140	5.3%

Total long-lived assets	$848,899	100.0%	$851,502	100.0%

9. DERIVATIVE FINANCIAL INSTRUMENTS:

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

During 2001 and 2004, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. These swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At March 31, 2006 and December 31, 2005, the notional amount under these agreements was $26.9 million and $29.1 million, respectively, and the fair value of these interest rate swaps was negative $163,000 and negative $237,000, respectively.

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

During 2005, we entered into two exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2006. The remaining option, which expires in September 2006, gives us the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.52 Mexican Pesos to the U.S. Dollar. We paid an up-front premium of $20,000 for the option in the quarter ended March 31, 2005. The fair value was $4,000 and $5,000 as of March 31, 2006 and December 31, 2005, respectively.

Foreign Currency Hedge

On February 13, 2006, we entered into a foreign currency forward contract with a notional amount of $190 million to hedge our net investment in 50% of the equity of ARG. The contract, which expires in May 2006, protects our net investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. As a result of the change in the fair value of this agreement from inception through March 31, 2006, we recorded an asset of $6.4 million ($4.1 million net of tax) at March 31, 2006, with an offset to currency translation adjustment.

10. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible and other assets are as follows (Dollars in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$7,237	$1,567	$5,670	$7,380	$1,537	$5,843
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	1,186	9,380	10,566	1,078	9,488
Transportation Services Agreement (GP Railroads)	27,055	2,029	25,026	27,055	1,803	25,252
Customer Contracts and Relationships (Rail Partners)	60,406	2,060	58,345	60,406	1,436	58,970
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	141,155	6,842	134,313	$141,298	$5,854	$135,444

OTHER ASSETS:
Deferred financing costs	5,933	1,502	4,431	$5,933	$1,289	$4,644
Other assets	8,315	97	8,218	7,832	88	7,744

Total Other Assets	14,248	1,599	12,649	13,765	1,377	12,388

Total Intangible and Other Assets	$155,403	$8,441	$146,962	$155,063	$7,231	$147,832

The Chiapas-Mayab Operating License is being amortized over 30 years, beginning in September 1999, which is the life of the concession agreement with the Mexican Communications and Transportation Department. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican Pesos to U.S. Dollars at different periods.

The estimated useful life over which we are amortizing the Amended and Restated Service Assurance Agreement (ARSAA) is based on our estimate that the useful life of the coal-fired electricity generation plant to which we provide service will be through 2027.

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

The Company allocated $60.4 million of the purchase price for the Rail Partners acquisition to intangible assets. These intangible assets were valued as customer relationships or contracts and, as of June 1, 2005, are amortized on a straight line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract. The weighted average life of these intangible assets is 27 years.

The Track Access Agreements are perpetual trackage agreements assumed in our acquisition of Utah Railway Company. Under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), these assets have been determined to have an indefinite useful life and therefore are not subject to amortization.

Deferred financing costs are amortized over terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt.

Other assets consist primarily of executive split dollar life insurance, assets held for sale or future use and a minority equity investment of $500,000 in an agricultural facility located on one of our railroads. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but that are owned by executive officers. The Company retains a collateral interest in a portion of the policies’ cash values and death benefits. Assets held for sale or future use primarily represent surplus track and locomotives.

In accordance with SFAS No. 142, goodwill is not amortized. The changes in the carrying amount of goodwill are as follows (Dollars in thousands):

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
Goodwill:
Balance at beginning of period	$31,233	$24,682
Goodwill additions	—	6,500
Currency translation adjustment	(25)	51

Balance at end of period	$31,208	$31,233

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost (Dollars in thousands):

	Pension		Other Retirement Benefits
	Three months ended March 31,
	2006	2005	2006	2005
Service cost	$47	$41	$36	$28
Interest cost	56	51	61	56
Expected return on plan assets	(47)	(38)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	—	—	—	—
Amortization of loss	8	4	15	9

Net periodic benefit cost	$100	$94	$112	$93

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $650,000 to our pension plan in 2006. As of March 31, 2006, contributions of $165,000 have been made to fund our pension plans. We anticipate contributing an additional $485,000 to fund our pension plan in 2006 for a total of $650,000.

12. RECENTLY ISSUED ACCOUNTING STANDARDS:

In November 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The FSP provides an alternative transition method for calculating the pool of excess tax benefits to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123(R). An entity may take up to one year from the initial adoption of Statement 123(R) or the effective date (November 10, 2005) of this FSP to evaluate available transition methods. As of March 31, 2006, we elected the alternative transition method described in the FSP to calculate the beginning balance of the pool of excess tax benefits.

13. SUBSEQUENT EVENT:

Due to the heightened political and economic unrest and uncertainties in Bolivia, on April 21, 2006, we advised the creditors of GWC that we are ceasing our efforts to restructure the $12.0 million non-recourse debt obligation described in Note 5. Accordingly, we will write-off GWC’s 12.52% equity stake in Oriental of $353,000 during the second quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2005 Form 10-K.

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, those noted in our 2005 Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico, Australia and Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States.

Significant financial achievements for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 included:

•	Revenue growth of 34.4% to $113.0 million

•	Net income growth of 28.6% to $14.0 million

Revenues

The $28.9 million increase in our 2006 revenues was derived from the contribution from acquisitions as well as from growth from existing operations.

On June 1, 2005, we completed our largest-ever acquisition in North America when we acquired Rail Partners from RMC. Additionally, our subsidiary, the First Coast Railroad Inc. (FCRD) commenced operations on April 9, 2005. The revenue contribution from the Rail Partners and FCRD properties provided $20.9 million, or 72.3%, of the quarter-over-quarter growth in revenues in 2006.

When we discuss same railroad growth in this report we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). It is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Same railroad freight revenues and same railroad total revenues were up 11.3% and 9.5%, respectively, in the three months ended March 31, 2006. The increase in same railroad revenues was primarily due to an increase in freight rates, higher fuel surcharges, favorable exchange rate movements and a 4,300 increase in carloads. Growth in same railroad revenues provided $8.0 million, or 27.7%, of the quarter-over-quarter growth in revenues in 2006.

Net Income

North American net income increased $4.1 million, or 47.8%, to $12.6 million in the three months ended March 31, 2006 compared to $8.5 million in the three months ended March 31, 2005. The $4.1 million increase was primarily due to an increase in pre-tax profit, with the remainder due to a slight reduction in the effective tax rate in North America from 30.4% to 28.4%.

Equity income from international affiliates decreased $1.0 million, or 40.5%, to $1.4 million in the three months ended March 31, 2005 compared to $2.4 million in the three months ended March 31, 2005, primarily due to a $950,000 decrease in net income from ARG. ARG’s operating results were negatively impacted in the three months ended March 31, 2006 by $2.2 million of expenses related to Cyclone Clare, $1.1 million of transaction costs related to the pending sale of ARG, and higher cost for diesel fuel used in operations.

Impact of Hurricane Stan

Our Mexico operations were significantly impacted by Hurricane Stan in the fourth quarter of 2005. We sustained damage to 50 bridges and lost approximately 1.6 miles of track. The damaged portion of that line is expected to be out of service for all of 2006.

Australia

On February 13, 2006, we and our 50-percent joint venture partner, Wesfarmers Limited, entered into a definitive agreement to sell the Western Australia operations and certain other assets of the ARG to Queensland Rail and Babcock & Brown Limited for approximately $956.0 million, plus certain closing adjustments (ARG Sale). The ARG Sale is subject to closing conditions, including certain Australian government approvals, and is expected to close in the second quarter of 2006. Simultaneous with the ARG Sale, we entered into an agreement to purchase Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia and the Northern Territory for approximately $15.0 million. This business, which will be based in Adelaide, will be renamed Genesee & Wyoming Australia Pty Ltd (GWA), and will be a 100-percent owned subsidiary.

As discussed in Note 13 of the audited consolidated financial statements for the year ended December 31, 2005 included in our 2005 Form 10-K, no provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. Because of the significant conditions precedent in the ARG Sale, we continued to apply this accounting for the undistributed earnings from our investment in ARG for the three months ended March 31, 2006. Once these conditions are met, we will record approximately $5.5 million of U.S. income taxes related to the undistributed earnings of ARG.

Outlook for 2006

In 2006, we anticipate the positive impact of a full year of operation from the North American acquisitions made during 2005 and a continuing favorable freight rate environment in North America. With respect to the financial impact of the Australia Transactions, we expect:

•	increases in revenues and operating expenses due to the consolidation of the results of GWA following the GWA Purchase;

•	a reduction in equity income due to the ARG Sale; and

•	a reduction in our interest expense due to repayment of borrowings under our U.S. credit facilities and an increase in interest income due to higher cash balances, both related to the anticipated uses of the Australia Transaction proceeds.

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

Homer City Branch: In July 2005, our Homer City Branch which is located in Homer City, Pennsylvania, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which was acquired in January 2004 from CSX, is operated by our New York-Pennsylvania Region and is contiguous to that Region’s existing railroad operation.

Australia

ARG has a 2% investment in Freightlink Pty Ltd (Freightlink), a privately-held consortium that owns a concession to operate the Tarcoola to Darwin rail line in South Australia and the Northern Territory. This investment totaled $5.6 million as of March 31, 2006. Freightlink has advised ARG that they do not have sufficient cash flows to meet their current operating needs. Accordingly, Freightlink is pursuing additional financing. On May 3, 2006, Freightlink announced it is seeking a strategic equity partner. ARG believes Freightlink will be successful in attaining the needed financing. As such, ARG has not recorded any impairment of their investment at March 31, 2006. In the event the Australia Transactions occur, the investment in Freightlink will be transferred to GWA.

Mexico

On March 3, 2006, we received notice that the International Finance Corporation (IFC) exercised its put option to sell its 12.7 percent indirect equity stake in the Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to us. The amount to be paid to the IFC is under evaluation, but in no case will it exceed $1.7 million.

South America

Due to the heightened political and economic unrest and uncertainties in Bolivia, on April 21, 2006, we advised the creditors of GWC that we are ceasing our efforts to restructure the $12.0 million non-recourse debt obligation as discussed in Note 5 of the financial statements included in Item 1 of this report. Accordingly, we will write-off GWC’s 12.52% equity stake in Oriental of $353,000 during the second quarter of 2006. We will continue to maintain our approximately $8.9 million equity investment in Oriental held through other companies. Historically, Oriental’s results of operations have not had a material impact on our results of operations.

On May 1, 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas producing resources. In addition, the government has indicated that it intends to nationalize, take a partial ownership stake in or restructure the operations of other natural resource companies. As a result, Oriental and some of its customers either have been or may become the subject of efforts to nationalize their properties or significantly alter their operating practices which would likely reduce such companies’ returns. Should the Bolivian government target the railroad industry for nationalization, or the industries of Oriental’s customers, Oriental’s results of operations, financial condition and liquidity could be adversely affected. If so, we would have to consider whether or not our remaining $8.9 million equity investment had become impaired and, if so, reduce the investment balance accordingly with a corresponding charge to earnings.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

North American Operating Revenues

Overview

Operating revenues (which exclude revenues from our equity investments) were $113.0 million in the quarter ended March 31, 2006 compared to $84.1 million in the quarter ended March 31, 2005, an increase of $28.9 million or 34.4%. The $28.9 million increase in operating revenues consisted of $20.9 million in revenues from the Rail Partners and FCRD operations and an increase of $8.0 million, or 9.5%, in revenues on existing North American operations. The $8.0 million increase in revenues on existing operations consists of approximately $7.1 million in increased freight revenues and $900,000 in increased non-freight revenues. The increase in revenues on existing operations includes approximately $900,000 in revenues from the 6.2% strengthening of the Canadian dollar relative to the U.S. dollar in 2006 compared to 2005, and approximately $400,000 in revenue from the 5.5% strengthening of the Mexican peso relative to the U.S. dollar in 2006 compared to 2005. In addition, freight revenue from fuel surcharges increased $2.0 million to $3.4 million in 2006 from $1.4 million in 2005. The following table sets forth operating revenues by acquisitions and existing operations for the quarters ended March 31, 2006 and 2005 (Dollars in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$85,514	$15,261	$70,253	$63,133	$22,381	35.5%	$7,120	11.3%
Non-freight revenues	27,468	5,623	21,845	20,948	6,520	31.1%	897	4.3%

Total operating revenues	$112,982	$20,884	$92,098	$84,081	$28,901	34.4%	$8,017	9.5%

The $22.4 million increase in freight revenues consisted of $15.3 million in freight revenues from the Rail Partners and FCRD operations and $7.1 million in freight revenues on existing North American operations. The $6.5 million increase in non-freight revenues consisted of $5.6 million in non-freight revenues from the Rail Partners and FCRD operations and $900,000 in non-freight revenues on existing North American operations.

The following table compares North American freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2006 and 2005 (Dollars in thousands, except average per car):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended March 31, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Pulp & Paper	$17,399	20.4%	$11,700	18.5%	35,362	16.9%	25,409	15.4%	$492	$460
Coal, Coke & Ores	17,024	19.9%	12,269	19.4%	51,695	24.8%	45,858	27.8%	329	268
Lumber & Forest Products	9,529	11.1%	7,552	12.0%	25,432	12.2%	20,951	12.7%	375	360
Metals	9,401	11.0%	6,354	10.1%	22,392	10.7%	18,165	11.0%	420	350
Minerals & Stone	8,199	9.6%	5,601	8.9%	20,039	9.6%	14,065	8.5%	409	398
Petroleum Products	6,451	7.5%	6,871	10.9%	8,562	4.1%	8,783	5.3%	753	782
Chemicals & Plastics	6,239	7.3%	4,673	7.4%	10,999	5.3%	9,305	5.7%	567	502
Farm & Food Products	6,135	7.2%	4,759	7.5%	16,210	7.8%	13,372	8.1%	379	356
Autos & Auto Parts	1,666	2.0%	1,830	2.9%	3,434	1.6%	3,954	2.4%	485	463
Intermodal	451	0.5%	501	0.8%	1,035	0.5%	1,143	0.7%	435	438
Other	3,020	3.5%	1,023	1.6%	13,614	6.5%	3,781	2.4%	222	271

Total	$85,514	100.0%	$63,133	100.0%	208,774	100.0%	164,786	100.0%	410	383

The following table sets forth freight revenues by acquisitions and existing operations for the three months ended March 31, 2006 and 2005 (Dollars in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Pulp & Paper	$17,399	4,772	12,627	$11,700	5,699	48.7%	927	7.9%
Coal, Coke & Ores	17,024	698	16,326	12,269	4,755	38.8%	4,057	33.1%
Lumber & Forest Products	9,529	2,316	7,213	7,552	1,977	26.2%	(339)	(4.5)%
Metals	9,401	1,792	7,609	6,354	3,047	48.0%	1,255	19.8%
Minerals & Stone	8,199	1,547	6,652	5,601	2,598	46.4%	1,051	18.8%
Petroleum Products	6,451	244	6,207	6,871	(420)	(6.1)%	(664)	(9.7)%
Chemicals & Plastics	6,239	1,380	4,859	4,673	1,566	33.5%	186	4.0%
Farm & Food Products	6,135	655	5,480	4,759	1,376	28.9%	721	15.2%
Autos & Auto Parts	1,666	74	1,592	1,830	(164)	(9.0)%	(238)	(13.0)%
Intermodal	451	—	451	501	(50)	(10.0)	(50)	(10.0)%
Other	3,020	1,783	1,237	1,023	1,997	195.2%	214	20.9%

Total	$85,514	15,261	70,253	$63,133	22,381	35.5%	7,120	11.3%

The following information discusses the material changes in commodity groups on freight revenues from existing operations.

Pulp and paper revenues for the three months ended March 31, 2006 increased by $900,000, or 7.9%. The increase consisted of approximately $1.5 million due to an increase in average revenue per car, offset by a decrease of approximately $600,000 due to a carload decrease, primarily in our Rail Link Region, resulting from customer shipments moving by truck due to Class I rail congestion and related freight rate pressures.

Coal, coke and ores revenues for the three months ended March 31, 2006 increased by $4.1 million, or 33.1%, of which $1.5 million was from increased carloads in our New York-Pennsylvania and Illinois Regions and $2.6 million was due to an increase in average revenue per car. The coal was primarily hauled for use in electricity generating facilities.

Metals revenues for the three months ended March 31, 2006 increased by $1.3 million, or 19.8%, of which $700,000 was from increased carloads and $600,000 was due to an increase in average revenue per car.

Minerals and stone revenues for the three months ended March 31, 2006 increased by $1.1 million, or 18.8%, of which $400,000 was from increased carloads and $700,000 was due to an increase in average revenue per car.

Petroleum products revenues for the three months ended March 31, 2006 decreased by $700,000, or 9.7%, of which $500,000 was from decreased carloads and $200,000 was due to a decrease in average revenue per car. The decrease of $700,000 consisted of a decrease of $1.2 million in our Mexico Region, offset by a $500,000 increase in our U.S. and Canada Regions combined. The decrease in Mexico is primarily attributable to the closure of the Chiapas line as a result of the damage from Hurricane Stan in October 2005.

Farm and food products revenues for the three months ended March 31, 2006 increased by $700,000, or 15.2%, of which $500,000 was from increased carloads and $200,000 was due to an increase in average revenue per car.

Freight revenues from all remaining commodities for the three months ended March 31, 2006 decreased by $200,000, or 1.5%.

Total North American carloads were 208,774 in the quarter ended March 31, 2006, compared to 164,786 in the quarter ended March 31, 2005, an increase of 43,988 carloads, or 26.7%. The increase consisted of 39,696 carloads from the Rail Partners and FCRD operations and an increase of 4,292 carloads, or 2.6%, on existing operations.

The overall average revenues per carload increased $27, or 7.0%, to $410 in the quarter ended March 31, 2006, compared to $383 per carload in the quarter ended March 31, 2005, due to approximately $20 per carload in rate increases and $16 per carload in increased fuel surcharges, offset by a $9 decrease per carload due to a change in the relative mix among commodities.

Non-Freight Revenues

North American non-freight revenues were $27.4 million in the quarter ended March 31, 2006, compared to $20.9 million in the quarter ended March 31, 2005, an increase of $6.5 million, or 31.1%. The $6.5 million increase in non-freight revenues consisted of $5.6 million in non-freight revenues from the Rail Partners and FCRD operations and $900,000 in non-freight revenues on existing North American operations.

The following table compares North American non-freight revenues for the quarters ended March 31, 2006 and 2005 (Dollars in thousands):

North American

Non-Freight Revenues Comparison

Three Months Ended March 31, 2006 and 2005

	2006	% of Total	2005	% of Total
Railcar switching	$13,737	50.0%	$10,655	50.9%
Car hire and rental income	4,651	16.9%	3,408	16.3%
Demurrage and storage	3,145	11.5%	2,532	12.1%
Car repair services	1,558	5.7%	1,157	5.5%
Other operating income	4,377	15.9%	3,196	15.2%

Total non-freight revenues	$27,468	100.0%	$20,948	100.0%

The following table sets forth non-freight revenues by acquisitions and existing operations for the three months ended March 31, 2006 and 2005 (Dollars in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$13,737	$2,257	$11,480	$10,655	$3,082	28.9%	$825	7.7%
Car hire and rental income	4,651	1,646	3,005	3,408	1,243	36.5%	(403)	(11.8)%
Demurrage and storage	3,145	643	2,502	2,532	613	24.2%	(30)	(1.2)%
Car repair services	1,558	236	1,322	1,157	401	34.7%	165	14.3%
Other operating income	4,377	841	3,536	3,196	1,181	37.0%	340	10.6%

Total non-freight revenues	$27,468	$5,623	$21,845	$20,948	$6,520	31.1%	$897	4.3%

The following information discusses the material changes in non-freight revenues on existing operations.

Railcar switching revenues increased $825,000 primarily in our Rail Link Region due to new customers and volume and rate increases at existing customers.

Car hire and rental income decreased $400,000 of which $300,000 was in our Canada Region due to a change in the classification of certain car hire activity and $100,000 was due to reduced car movements in our Mexico Region resulting from the damage incurred on our Chiapas branch by Hurricane Stan.

All other non-freight revenues increased a net $475,000 primarily due to increases in revenue from transloading activity at our facilities in our Mexico and Illinois Regions, and car repairs in our Oregon and Rail Link Regions.

North American Operating Expenses

Overview

North American operating expenses were $90.9 million in the quarter ended March 31, 2006, compared to $69.8 million in the quarter ended March 31, 2005, an increase of $21.1 million, or 30.2%. The increase was attributable to $12.8 million from the Rail Partners and FCRD operations and an increase of $8.3 million on existing North American operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 80.5% in the quarter ended March 31, 2006, from 83.0% in the quarter ended March 31, 2005.

The following table sets forth a comparison of our North American operating expenses for the quarters ended March 31, 2006 and 2005 (Dollars in thousands):

Operating Expense Comparison

Three Months Ended March 31, 2006 and 2005

	2006		2005
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
Labor and benefits	$37,191	32.9%	$28,884	34.4%
Equipment rents	9,906	8.8%	7,890	9.4%
Purchased services	7,351	6.5%	5,130	6.1%
Depreciation and amortization	7,311	6.5%	4,990	5.9%
Diesel fuel	11,276	10.0%	7,937	9.4%
Casualties and insurance	2,783	2.5%	3,632	4.3%
Materials	5,795	5.1%	4,208	5.0%
Net gain on sale and impairment of assets	(94)	(0.1)%	(67)	(0.1)%
Other expenses	9,403	8.3%	7,217	8.6%

Total operating expenses	$90,922	80.5%	$69,821	83.0%

Labor and benefits expense was $37.2 million in the quarter ended March 31, 2006, compared to $28.9 million in the quarter ended March 31, 2005, an increase of $8.3 million, or 28.8%. The increase was attributable to $4.1 million in labor and benefits expense from the Rail Partners and FCRD operations, and an increase of $4.2 million on existing operations. The increase of $4.2 million on existing operations was primarily due to increased labor costs and related benefits expense attributable to 170 new hires and increased overtime for existing employees due to increased freight shipments, ancillary services as well as expanded industrial switching activities.

Equipment rents were $9.9 million in the quarter ended March 31, 2006, compared to $7.9 million in the quarter ended March 31, 2005, an increase of $2.0 million, or 25.6%. The increase was attributable to $1.9 million in equipment rents from the Rail Partners and FCRD operations, and an increase of $100,000 on existing operations primarily due to car hire expense on increased freight shipments.

Purchased services were $7.3 million in the quarter ended March 31, 2006, compared to $5.1 million in the quarter ended March 31, 2005, an increase of $2.2 million, or 43.3%. The increase was attributable to $1.6 million in purchased services from the Rail Partners and FCRD operations, and an increase of $650,000 on existing operations, primarily due to terminal services of $300,000 in our Mexico Region, and train dispatching and other specialty services of $350,000 in our U.S. Regions.

Depreciation and amortization was $7.3 million in the quarter ended March 31, 2006, compared to $5.0 million in the quarter ended March 31, 2005, an increase of $2.3 million, or 46.5%. The increase was attributable to $1.9 million in depreciation and amortization from the Rail Partners and FCRD operations, and an increase of $450,000 on existing operations primarily due to normal capital expenditures.

Diesel fuel expense was $11.3 million in the quarter ended March 31, 2006, compared to $7.9 million in the quarter ended March 31, 2005, an increase of $3.3 million, or 42.1%. The increase was attributable to $1.4 million from the Rail Partners and FCRD operations, and an increase of $1.9 million on existing operations primarily due to a 23.1% increase in the average price per gallon.

Casualties and insurance expense was $2.8 million in the quarter ended March 31, 2006, compared to $3.6 million in the quarter ended March 31, 2005, a decrease of $850,000, or 23.4%. The decrease was attributable to a $1.0 million decrease on existing operations including a reduction of $600,000 was in derailment expense and a reduction of $400,000 in FELA and third party claims expense, partially offset by $200,000 from the Rail Partners and FCRD operations.

All other expenses combined were $15.1 million in the quarter ended March 31, 2006, compared to $11.4 million in the quarter ended March 31, 2005, an increase of $3.7 million, or 33.0%. The increase was attributable to $1.7 million from the Rail Partners and FCRD operations, and an increase of $2.0 on existing operations primarily due to increases of $700,000 in materials and $1.3 million in other expenses. The $1.3 million increase in other expenses was primarily due to $1.0 million of ARG sale-related expense, $200,000 in travel expenses and $100,000 in trackage rights expense due to carload increases.

Interest Expense

Interest expense was $5.0 million in the quarter ended March 31, 2006, compared to $2.1 million in the quarter ended March 31, 2005, an increase of $2.9 million, primarily due to debt incurred to finance the Rail Partners acquisition in June 2005.

Other Income, Net

Other income, net, in the quarter ended March 31, 2006, was $550,000 compared to other income of $100,000 in the quarter ended March 31, 2005, an increase of $450,000 primarily due to an increase in non-cash foreign currency transaction gains on intercompany balances in Mexico and an increase in interest income.

Income Taxes

Our effective income tax rate in the quarter ended March 31, 2006, was 28.4% compared to 30.4% in the quarter ended March 31, 2005. The decrease was primarily attributable to our Mexico Region and an increase in U.S. income tax credits for track maintenance expenditures due to the Rail Partners acquisition. Historically, our Mexico Region’s tax rate fluctuates as a result of the income tax accounting required for inflation adjustments and exchange rate changes.

Equity in Net Income of International Affiliates

Equity earnings of international affiliates, net, were $1.4 million in the quarter ended March 31, 2006, compared to $2.4 million in the quarter ended March 31, 2005, a decrease of $1.0 million. Equity earnings in the quarter ended March 31, 2006, consisted of $1.4 million from Australian Railroad Group and $60,000 from South American affiliates. Equity earnings in the quarter ended March 31, 2005, consisted of $2.3 million from ARG and $90,000 from South American affiliates. See additional information regarding ARG’s financial results and the impact of exchange rate changes in Supplemental Information – Australian Railroad Group.

Net Income and Earnings Per Share

Net income in the quarter ended March 31, 2006, was $14.0 million compared to net income of $10.9 million in the quarter ended March 31, 2005, an increase of $3.1 million, or 28.6%. The increase in net income was the result of an increase from operations of $4.1 million, offset by a decrease in equity in net income of international affiliates of $1.0 million.

Basic earnings per share increased by $0.08, or 26.7%, to $0.38 in the quarter ended March 31, 2006, from $0.30 in the quarter ended March 31, 2005. Diluted earnings per share increased by $0.07, or 26.9%, to $0.33 in the quarter ended March 31, 2005 from $0.26 in the quarter ended March 31, 2005. Weighted average shares for basic and diluted were 37.3 million and 42.4 million, respectively, in the quarter ended March 31, 2006, compared to 36.6 million and 41.5 million, respectively, in the quarter ended March 31, 2005.

Supplemental Information – Australian Railroad Group

ARG is owned 50% by us and 50% by Wesfarmers Limited, a public corporation based in Perth, Western Australia. We account for our 50% ownership in ARG under the equity method of accounting. As a result of the weakening of the Australian dollar relative to the U.S. dollar in 2006, the average currency translation rate for the quarter ended March 31, 2006 was 4.8% less favorable than the rate for the quarter ended March 31, 2005, the impact of which should be considered in the following discussions of equity earnings, freight and non-freight operating revenues, and operating expenses.

In the quarters ended March 31, 2006 and 2005, we recorded $1.4 million and $2.3 million, respectively, of equity earnings from ARG, which is reported in the accompanying consolidated statements of income under the caption Equity in Net Income of International Affiliates – Australian Railroad Group. The following table provides ARG’s freight revenues, carloads and average freight revenues per carload for the quarters ended March 31, 2006 and 2005 (U.S. dollars in thousands, except average per carload).

ARG Freight Revenues

Australian Railroad Group Freight Revenues and Carloads by Commodity Group

Three Months Ended March 31, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Grain	$21,641	31.1%	$22,115	31.9%	53,455	22.6%	54,620	22.9%	$405	$405
Other Ores and Minerals	13,890	20.0%	15,576	22.5%	25,844	10.9%	26,680	11.2%	537	584
Iron Ore	13,049	18.7%	12,633	18.2%	45,332	19.1%	52,989	22.3%	288	238
Alumina	5,626	8.1%	5,560	8.0%	40,128	17.0%	40,061	16.8%	140	139
Bauxite	3,617	5.2%	3,662	5.3%	35,302	14.9%	33,970	14.3%	102	108
Hook and Pull (Haulage)	2,051	2.9%	338	0.5%	3,218	1.4%	685	0.3%	637	493
Gypsum	1,360	2.0%	988	1.4%	13,637	5.8%	11,156	4.7%	100	89
Other	8,384	12.0%	8,467	12.2%	19,808	8.4%	17,808	7.5%	423	475

Total	$69,618	100.0%	$69,339	100.0%	236,724	100.0%	237,969	100.0%	294	291

ARG’s freight revenues were $69.6 million in the quarter ended March 31, 2006, compared to $69.3 million in the quarter ended March 31, 2005, an increase of $300,000, or 0.4%. In local currency, freight revenues increased 5.6% in the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005.

Total ARG carloads were 236,724 in the quarter ended March 31, 2006, compared to 237,969 in the quarter ended March 31, 2005, a decrease of 1,245, or 0.5%. The net decrease of 1,245 carloads resulted primarily from decreases in iron ore of 7,657 carloads due to temporary shutdowns of two iron ore mines in Western Australia and production delays at a steel facility in South Australia, grain of 1,165 carloads due to cessation of a customer contract in New South Wales, and other ores and minerals of 836 carloads, offset by increases in hook and pull (haulage traffic) of 2,533 carloads due to new intermodal service from Adelaide to Melbourne, gypsum of 2,481 carloads and bauxite of 1,332 carloads each due to higher volumes from existing customers. All other commodities combined increased 2,067 carloads. Average freight revenues per carload increased from $291 to $294. In local currency, the average revenue per carload increased 6.2%.

ARG Non-Freight Revenues

ARG’s non-freight revenues were $14.1 million in the quarter ended March 31, 2006, compared to $15.0 million in the quarter ended March 31, 2005, a decrease of $900,000 million or 6.2%. In local currency, non-freight revenues decreased 1.1% in the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. The $900,000 decrease in non-freight revenues was primarily attributable to decreases in fuel sales at Port Augusta and Cook and the decline in the Australian dollar in 2006, partially offset by an increase in external work projects for an existing customer. The following table compares ARG’s non-freight revenues for the quarters ended March 31, 2006 and 2005 (U.S. dollars in thousands):

Australian Railroad Group

Non-Freight Revenues Comparison

Three Months Ended March 31, 2006 and 2005

	2006	% of Total	2005	% of Total
Third party track access fees	$4,762	33.8%	$4,623	30.8%
Alice Springs to Darwin Line	1,711	12.1%	1,613	10.7%
Other operating income	7,628	54.1%	8,804	58.5%

Total non-freight revenues	$14,101	100.0%	$15,040	100.0%

ARG Operating Expenses

ARG’s operating expenses were $73.2 million in the quarter ended March 31, 2006, compared to $70.6 million in the quarter ended March 31, 2005, an increase of $2.6 million, or 3.7%.

The following table sets forth a comparison of ARG’s operating expenses in the quarters ended March 31, 2006 and 2005 (U.S. dollars in thousands):

Australian Railroad Group

Operating Expense Comparison

Three Months Ended March 31, 2006 and 2005

	2006		2005
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
Labor and benefits	$19,295	23.0%	$17,104	20.3%
Equipment rents	916	1.1%	883	1.0%
Purchased services	13,428	16.0%	17,370	20.6%
Depreciation and amortization	8,468	10.1%	7,602	9.0%
Diesel fuel used in operations	8,983	10.7%	7,219	8.6%
Diesel fuel for sales to third parties	3,905	4.7%	5,710	6.8%
Casualties and insurance	5,770	6.9%	4,629	5.5%
Materials	4,368	5.2%	3,651	4.3%
Net gain on sale and impairment of assets	(22)	0.0%	(327)	(0.4)%
Other expenses	8,068	9.7%	6,736	7.9%

Total operating expenses	$73,179	87.4%	$70,577	83.6%

Labor and benefits expense as a percentage of revenues increased to 23.0% in the quarter ended March 31, 2006, compared to 20.3% in the quarter ended March 31, 2005. In local currency, labor and benefits increased 18.8% in 2006 compared to 2005. The increase was primarily due to an increase in employee costs associated with a switch from external contract locomotive drivers to employees and retention related payments to employees due to the Australian Transactions.

Purchased services decreased to 16.0% of revenues in the quarter ended March 31, 2006, compared to 20.6% of revenues in the quarter ended March 31, 2005. In local currency, purchased services decreased 18.5% in 2006 compared to 2005. The decrease was due to a decline in the average number of contract drivers by 36 individuals compared with 2005, and a reduction in external contract locomotive maintenance work.

Depreciation and amortization expense as a percentage of revenues, increased to 10.1% in the quarter ended March 31, 2006, compared to 9.0% in the quarter ended March 31, 2005. In local currency, depreciation and amortization increased 17.1% in 2006 compared to 2005. The increase was due to higher depreciation related to an increase in capital expenditures.

Diesel fuel used in operations increased to 10.7% of revenues in the quarter ended March 31, 2006, compared to 8.6% of revenues in the quarter ended March 31, 2005. In local currency, the cost of fuel used in operations increased 31.1% in 2006 compared to 2005 due to a 36.0% increase in fuel prices, partially offset by a 3.3% reduction in fuel consumed.

Diesel fuel sold to third parties decreased to 4.7% of revenues in the quarter ended March 31, 2006, compared to 6.8% of revenues in the quarter ended March 31, 2005. In local currency, the cost of diesel fuel sold to third parties decreased 28.0% in 2006 compared to 2005. The decrease was due to cessation of fuel sales at Port Augusta and a decrease in fuel sales at Cook, partially offset by an increase in fuel prices.

Casualties and insurance increased to 6.9% of revenues in the quarter ended March 31, 2006, compared to 5.5% of revenues in the quarter ended March 31, 2005. In local currency, casualties and insurance increased 30.6% in 2006 compared to 2005. The increase was due to damages from track washouts caused by a cyclone, a crane accident in Kalgoorlie, increased derailment costs, and higher insurance costs.

Materials expense as a percentage of revenues increased to 5.2% in the quarter ended March 31, 2006, compared to 4.3% in the quarter ended March 31, 2005. In local currency, materials expense increased 26.0% in 2006 compared to 2005. The increase was primarily due to a change in the classification of certain material purchases previously included under purchased services.

Other expenses as a percentage of revenues increased to 9.7% in the quarter ended March 31, 2006, compared to 7.9% in the quarter ended March 31, 2005. In local currency, other expenses increased 26.5% in 2006 compared to 2005. The increase was due to higher external access fees, travel costs associated with the ARG sale, a higher level of external track and infrastructure work carried out for third parties, and an increase in real estate tax.

North American Liquidity and Capital Resources

During the three months ended March 31, 2006, we generated cash from operations of $27.5 million, invested $6.6 million in capital assets (net of $100,000 in state grants for track rehabilitation and construction), received $306,000 in proceeds from asset sales, and received $2.4 million from financing activities primarily due to proceeds from the exercise of employee stock options and stock purchases through the employee stock purchase plan. We had a net decrease in debt of $23.7 million during this same period primarily by using cash provided by operations to reduce debt.

During the three months ended March 31, 2005, we generated cash from operations of $19.8 million, invested $4.0 million in capital assets (net of $1.0 million in state grants for track rehabilitation and construction) and received $437,000 from financing activities primarily due to proceeds from the exercise of employee stock options and stock purchases through the employee stock purchase plan. We paid $270,000 for the purchase of treasury stock, and had a net decrease in debt of $6.2 million during this same period primarily by using cash provided by operations to reduce debt.

We have budgeted approximately $48.3 million ($36.4 million net of government grants) in capital expenditures in 2006, of which $39.4 million ($27.5 million net of government grants) is for track rehabilitation and $8.9 million is for equipment.

At March 31, 2006, we had long-term debt, including current portion, totaling $314.6 million, which comprised 42.9% of our total capitalization. At December 31, 2005 we had long-term debt, including current portion, totaling $338.4 million, which comprised 46.0% of our total capitalization.

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

U.S. Credit Facilities

As of March 31, 2006, our $225.0 million revolving loan, which matures in 2010, consisted of $66.0 million of outstanding debt, letter of credit guarantees of $75,000 and $158.9 million of unused borrowing capacity. The $158.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of March 31, 2006. See Note 9 of our Form 10-K for the year ended 2005 for additional information regarding our credit facilities.

Mexican Financings

On April 1, 2005, we and our Mexican subsidiaries, GW Servicios S.A. (Servicios) and Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) amended loan agreements and related documents with the International Finance Corporation (IFC) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (FMO) to revise certain terms of Servicios’ existing loans from IFC and FMO as well as our existing support obligations related to such loans, effective March 15, 2005.

The amended agreements eliminate our obligation to provide additional funding under the terms of the original agreement and instead obligate us to provide up to $8.9 million to Servicios (in addition to the $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations. Additionally, to the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the amended agreements as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess. Pursuant to this funding requirement, based on FCCM’s 2005 EBITDA and capital expenditures, we were obligated to advance $2.7 million in the first quarter of 2006. Furthermore, due to the impact of Hurricane Stan on its operations, we expect at this time our Mexican operations will be able to fund only $1.9 million of the total $3.7 million of U.S. dollar denominated principal and interest payments due in 2006. We anticipate funding this debt service shortfall with a $1.8 million loan to FCCM.

FCCM is not under default under the Note documents as a result of the damage associated with Hurricane Stan but revenue and cash flow shortfalls, among other factors, may result in a default in the future.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option to sell its equity stake back to us. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012. The value of the Servicios equity owned by IFC will be based on a multiple of FCCM’s EBITDA as defined in the agreements.

On March 3, 2006, we received notice that the IFC had exercised its put option to sell its 12.7% indirect equity stake in FCCM back to us. We are still determining the cash outflow that would result from the closing of the exercise of the put option but in no case will the cash outflow exceed $1.7 million.

Supplemental Information – North America

Impact of Foreign Currencies on Operating Revenues – In the three months ended March 31, 2006, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues (Dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	As Reported	Currency Translation Impact	Revenue Excluding Currency Impact	As Reported
U.S. Operating Revenues	$90,612	n/a	$90,612	$62,571
Canada Operating Revenues	14,914	$885	14,029	13,164
Mexico Operating Revenues	7,456	385	7,071	8,346

Total Operating Revenues	$112,982	$1,270	$111,712	$84,081

Supplemental Information – Australian Railroad Group

Impact of Foreign Currency on ARG’s Operating Revenues and Net Income – As of March 31, 2006, foreign currency translation had a negative impact on ARG’s operating revenues and net income due to the weakening of the Australian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues and net income (Dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	As Reported	Currency Translation Impact	Excluding Currency Impact	As Reported
	(U.S. dollars in thousands)
Operating Revenues	$83,719	$(4,395)	$88,114	$84,379

Net Income	$2,704	$(136)	$2,840	$4,586

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During 2001 and 2004, we entered into various interest rate swaps fixing our base interest rate by exchanging our variable LIBOR interest rates on long-term debt for a fixed interest rate. These swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At March 31, 2006 and December 31, 2005, the notional amount under these agreements was $26.9 million and $29.1 million, respectively, and the fair value of these interest rate swaps was negative $163,000 and negative $237,000, respectively.

During 2005, we entered into various exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2006. The remaining option, which expires in September 2006, gives us the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.52 Mexican Pesos to the U.S. Dollar. We paid an up-front premium of $20,000 for the option in the quarter ended March 31, 2005. The fair value was $4,000 and $5,000 as of March 31, 2006 and December 31, 2005, respectively.

On February 13, 2006, we entered into a foreign currency forward contract with a notional amount of $190 million to hedge our net investment in 50% of the equity of ARG. The contract, which expires in May 2006, protects our net investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. As a result of the change in the fair value of this agreement from inception through March 31, 2006, we recorded an asset of $6.4 million ($4.1 million net of tax) at March 31, 2006, with an offset to currency translation adjustment. As of May 9, 2006, the fair value of this agreement represents a liability of $9.8 million, or a decrease of $16.1 million from March 31, 2006, which is offset by an increase in the value of our investment in ARG.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Internal Control Over Financial Reporting – During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rail Partners

On February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed an amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad), certain other of our subsidiaries, and the general manager of the Galveston Railroad and RMC, the former owner of the Galveston Railroad. Owens’ claims arise in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arise in connection with the Galveston Railroad’s lease of the Port’s facilities and railroad services undertaken on behalf of the Port.

In the amended complaint, Owens, who had previously filed the original complaint on his own, re-alleges that Galveston Railroad violated the confidentiality agreement relating to the joint storage and switching of rail cars at the Port and that Galveston Railroad failed to share rental revenue earned from the storage of certain rail cars. Mr. Owens seeks damages for breach of contract and commercial tort claims, plus an amount to be determined for punitive and similar damages.

In the amended complaint, the Port alleges that since 1987 the Galveston Railroad has improperly engaged in efforts to reduce revenues shared with the Port by failing to accurately and completely disclose revenues, diverting traffic to avoid sharing revenue and sub-leasing Port property without the Port’s required consent. In addition, the Port alleges that in 1997, the general manager of the Galveston Railroad, in his prior position as an employee of the Port, improperly induced the Port to enter into a 40 year extension of the Galveston Railroad lease without the Port receiving adequate consideration. The Port seeks to have the right to unilaterally terminate the lease, damages for breach of contract and commercial tort claims based on the forfeiture of revenues, plus an amount to be determined for punitive and similar damages.

On March 8, 2006, Owens filed a Motion for Partial Summary Judgment with respect to claims that Galveston Railroad and RMC breached a contractual obligation of confidentiality in November 2002. On April 20, 2006, the County Court held a hearing in connection with Owens’ Motion and on April 27, 2006, the County Court issued an order granting Owens’ Motion, finding that there was a breach of the contractual obligation of confidentiality by Galveston Railroad and RMC. Issues related to whether this breach was the proximate cause of any damages and the amount of such damages, if any, remain the subject of further litigation. In addition, this ruling does not cover issues raised by Owens or the Port in the amended complaint.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners, and thus substantially all of the alleged improper conduct occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the purchase of the Galveston Railroad, these claims are subject to indemnification by RMC, and RMC has acknowledged that it is obligated to indemnify us for these claims in accordance with and subject to the terms and limits as forth in the securities purchase agreement.

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

ITEM 1A. RISK FACTORS

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Form 10-Q.

ITEM 2(c). ISSUER PURCHASES OF EQUITY SECURITIES

On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of March 31, 2006, 11,500 shares of our common stock had been repurchased under this plan.

The additional 900 shares acquired in the three months ended March 31, 2006, represent common stock acquired by us from our employees who exchanging owned shares in lieu of cash to pay for the price of stock options they exercised during the period.

2006	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	988,500
February 1 to February 28	900	$29.99	—	988,500
March 1 to March 31	—	—	—	988,500

Total	900	$29.99	—	988,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5. OTHER INFORMATION - NONE

ITEM 6. EXHIBITS

(A). EXHIBITS - SEE INDEX TO EXHIBITS

INDEX TO EXHIBITS

(31.1)	Rule 13a-14(a) /15d-14(a) Certification of Principal Executive Officer

(31.2)	Rule 13a-14(a) /15d-14(a) Certification of Principal Financial Officer

(32.1)	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 10, 2006	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: May 10, 2006	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller