Form 10-Q
period 2006-06-30
GENESEE & WYOMING INC
filed 2006-08-09
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on August 4, 2006:

Class	Number of Shares Outstanding
Class A Common Stock	37,840,085
Class B Common Stock	3,975,183

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES	$113,590	$92,742	$226,572	$176,824

OPERATING EXPENSES:
Transportation	41,420	31,827	79,821	60,713
Maintenance of ways and structures	10,412	8,558	20,338	16,450
Maintenance of equipment	15,169	13,675	31,601	26,780
General and administrative	25,280	16,925	44,226	31,940
Net (gain) loss on sale of assets	(38)	68	(132)	2
Gain on insurance recovery	(1,937)	—	(1,937)	—
Depreciation and amortization	6,939	5,669	14,250	10,659

Total operating expenses	97,245	76,722	188,167	146,544

INCOME FROM OPERATIONS	16,345	16,020	38,405	30,280
Gain on sale of equity investment in ARG	208,423	—	208,423	—
Investment loss - Bolivia	(5,878)	—	(5,878)	—
Equity income (loss) of unconsolidated international affiliates	(12,759)	3,487	(10,752)	6,857
Interest expense	(4,689)	(2,837)	(9,697)	(4,955)
Other income (expense), net	2,119	(475)	2,665	(380)

Income before income taxes	203,561	16,195	223,166	31,802
Provision for income taxes	85,812	4,830	91,403	9,537

Net income	117,749	11,365	131,763	22,265

Basic earnings per common share	$3.12	$0.31	$3.51	$0.61

Weighted average shares - Basic	37,680	36,801	37,515	36,715

Diluted earnings per common share	$2.76	$0.27	$3.10	$0.54

Weighted average shares - Diluted	42,602	41,570	42,533	41,525

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$242,267	$18,669
Accounts receivable, net of allowances for doubtful accounts of $1,982 and $1,890, respectively	100,234	91,134
Materials and supplies	11,239	6,765
Prepaid expenses and other	8,638	8,298
Deferred income tax assets, net	7,948	4,230

Total current assets	370,326	129,096

PROPERTY AND EQUIPMENT, net	566,766	535,994
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,535	136,443
GOODWILL	38,174	31,233
INTANGIBLE ASSETS, net	126,819	135,444
OTHER ASSETS, net	13,013	12,388

Total assets	$1,119,633	$980,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$4,637	$4,726
Accounts payable	97,379	87,496
Accrued expenses	30,021	28,270
Income tax payable - Australia	82,070	—

Total current liabilities	214,107	120,492

LONG-TERM DEBT, less current portion	244,762	333,625
DEFERRED INCOME TAX LIABILITIES, net	70,400	59,891
DEFERRED ITEMS - grants from governmental agencies	48,311	48,242
OTHER LONG-TERM LIABILITIES	22,424	20,528
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,110,236 and 42,516,903 shares issued and 37,782,774 and 37,195,044 shares outstanding (net of 5,327,462 and 5,321,859 shares in treasury) on June 30, 2006 and December 31, 2005, respectively	431	425
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,180 shares issued and outstanding on June 30, 2006 and December 31, 2005	40	40
Additional paid-in capital	180,347	168,007
Retained earnings	349,952	218,189
Accumulated other comprehensive income	2,022	24,175
Treasury stock, at cost	(13,163)	(13,016)

Total stockholders’ equity	519,629	397,820

Total liabilities and stockholders’ equity	$1,119,633	$980,598

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,763	$22,265
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	14,250	10,659
Amortization of restricted stock	404	178
Compensation cost related to stock options	4,383	—
Excess tax benefits from share-based compensation	(3,445)	—
Deferred income taxes	10,827	3,503
Gain on insurance recovery	(1,937)	—
Gain on sale of equity investment in ARG	(208,423)	—
Net (gain) loss on sale of assets	(132)	2
Investment loss - Bolivia	5,878	—
Equity income (loss) of unconsolidated international affiliates, net of tax	7,500	(4,877)
Changes in assets and liabilities, net of effect of acquisitions -
Accounts receivable	2,817	(5,499)
Materials and supplies	(1,937)	231
Prepaid expenses and other	(207)	2,993
Accounts payable and accrued expenses	1,324	7,867
Income tax payable - Australia	82,070	—
Other assets and liabilities, net	(726)	1,961

Net cash provided by operating activities	44,409	39,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of government grants	(18,690)	(11,475)
Proceeds from ARG Sale	296,277	—
Purchase of Wesfarmers’ 50-percent ownership of remaining ARG operations, net of cash received	(13,611)	—
Purchase of Rail Partners, net of cash received	—	(238,204)
Cash received from unconsolidated international affiliates	—	606
Valuation adjustment of split dollar life insurance	12	74
Proceeds from disposition of property and equipment	343	281

Net cash provided by (used in) investing activities	264,331	(248,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(182,832)	(89,129)
Proceeds from issuance of long-term debt	92,500	302,800
Debt issuance costs	—	(1,629)
Proceeds from employee stock purchases	3,969	1,473
Excess tax benefits from share-based compensation	3,445	—

Net cash (used in) provided by financing activities	(82,918)	213,515

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,224)	723

INCREASE IN CASH AND CASH EQUIVALENTS	223,598	4,803
CASH AND CASH EQUIVALENTS, beginning of period	18,669	14,451

CASH AND CASH EQUIVALENTS, end of period	$242,267	$19,254

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “we,” “our,” or “us” mean Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term ARG we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. ARG was our 50%-owned affiliate based in Perth, Western Australia (See Note 3). All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2006 and 2005, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2005 was derived from the audited financial statements in our 2005 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States. The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in our 2005 Form 10-K. Certain prior period balances have been reclassified to conform to the 2006 presentation, including equity income of unconsolidated international affiliates.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerators:
Net income	$117,749	$11,365	$131,763	$22,265

Denominators:
Weighted average Class A Common Shares outstanding - Basic	37,680	36,801	37,515	36,715

Weighted average Class B Common Shares outstanding	3,975	3,975	3,975	3,975
Dilutive effect of employee stock options	947	794	1,043	835

Weighted average shares - Dilutive	42,602	41,570	42,533	41,525

Income per common share:
Basic	$3.12	$0.31	$3.51	$0.61

Diluted	$2.76	$0.27	$3.10	$0.54

Stock Split

On February 14, 2006, we announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2006 to stockholders of record as of February 28, 2006. All share and per share amounts presented herein have been restated to reflect the retroactive effect of the stock split.

3. CHANGES IN OPERATIONS:

Australia

Effective June 1, 2006, we and our 50-percent partner, Wesfarmers Limited, completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the sale, we recognized a $208.4 million net gain in the three months ended June 30, 2006, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into U.S. dollars over time from our original investment in ARG and reported equity earnings since 2000. In connection with the ARG Sale, we incurred $4.9 million of net transaction-related expenses, including management bonuses, stock option awards and other expenses, which were included in operating expenses for the second quarter of 2006. For the six months ended June 30, 2006, these net transaction-related expenses totaled $5.8 million. In addition, our share of the contingent post-closing adjustments, currently estimated to be a gain of approximately $10.0 million, is expected to be recorded in the third quarter of 2006.

Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.0 million (GWA Purchase). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100-percent owned subsidiary. The GWA Purchase is accounted for under the purchase method of accounting. However, because we previously held a 50-percent share of these assets through our ownership interest in ARG, we are required to apply a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.0 million purchase price for Wesfarmers’ 50-percent share was lower than 50-percent of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50-percent share of the impairment loss recorded by ARG, within equity income of international affiliates in our statement of income for the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, 100-percent of the value of GWA’s net assets included in our balance sheet at June 1, 2006 totaled $30.1 million.

Our preliminary allocation of the value of GWA among respective assets and liabilities is as follows (in thousands):

Cash	$1,441
Other current assets	12,902
Property and equipment	24,379
Deferred tax assets, net	3,799

Total assets	42,521

Current liabilities	10,381
Other long-term liabilities	2,036

Total liabilities	12,417

Net assets	$30,104

South America

On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of Genesee & Wyoming Chile S.A. (GWC), that we were ceasing our efforts to restructure the $12.0 million non-recourse debt obligation of that indirect subsidiary, through which we maintained a partial equity interest in Ferroviaria Oriental S.A. (Oriental).

In May 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. In June 2006, the government announced that it intends to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental. As a result of the government’s stated intentions, we believe it is likely that Oriental’s results of operations, financial condition and liquidity will be adversely affected.

Accordingly, we determined during the second quarter that our $8.9 million equity investment, including the portion held though GWC, had suffered an other than temporary decline in value. Based on our assessment of the fair value of our investment, we wrote down the investment by $5.9 million with a corresponding charge to earnings.

As of June 1, 2006, we have discontinued equity accounting for the remaining $3.0 million investment. We will continue to monitor the situation in Bolivia and will account for this investment under the cost method in future periods in which periodic income will be recorded to the extent that we receive cash dividends from Oriental. Historically, Oriental’s results of operations have not had a material impact on our results of operations.

Mexico

On March 3, 2006, we received notice that the International Finance Corporation (IFC) exercised its put option to sell its 12.7 percent indirect equity stake in the Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to us. The amount to be paid to the IFC is still being negotiated. We estimate the possible value to be less than $1.7 million.

United States

Rail Partners: On June 1, 2005, we acquired from Rail Management Corporation (RMC) substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition costs. During the three months ended June 30, 2006, we completed our allocation of the purchase price from this acquisition, including an adjustment of $6.6 million to reduce our preliminary estimate of the value of acquired intangible assets with a corresponding increase in goodwill. In the final allocation, the purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), intangible assets ($53.8 million) and goodwill ($6.6 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets excluding goodwill consist of customer contracts and relationships with a weighted average amortization period of 27 years. As contemplated with the acquisition, we implemented an employee severance program. The aggregate cost of the severance program was considered a liability assumed in the acquisition and, as such, was included in the purchase price. For U.S. tax purposes, the Rail Partners acquisition is treated as a purchase of assets.

First Coast Railroad Inc.: On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

Homer City Branch: In July 2005, the Company’s Homer City Branch, which is located in Homer City, Pennsylvania, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which was acquired in January of 2004 from CSX, is contiguous to our existing railroad operations.

Pro Forma Financial Results (unaudited)

The following table summarizes our unaudited pro forma operating results for the three-month and six-month periods ended June 30, 2005, as if Rail Partners had been acquired as of January 1, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
Operating revenues	$103,077	$202,574
Net income	$9,276	$21,767
Basic earnings per share	$0.25	$0.59
Diluted earnings per share	$0.22	$0.52

The unaudited pro forma operating results for the three-month and six-month periods ended June 30, 2005, include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs which were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners operating results reflected in these pro forma operating results include certain senior management and administrative deferred compensation and other expenses that we do not believe will continue as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and is not intended to be a projection of future results or trends.

4. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Acquired intangible and other assets are as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$6,933	$1,559	$5,374	$7,380	$1,537	$5,843
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	1,293	9,273	10,566	1,078	9,488
Transportation Services Agreement (GP Railroads)	27,055	2,254	24,801	27,055	1,803	25,252
Customer Contracts and Relationships (Rail Partners)	53,841	2,361	51,480	60,406	1,436	58,970
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	134,286	7,467	126,819	141,298	5,854	135,444

OTHER ASSETS:

Deferred financing costs	5,940	1,717	4,223	5,933	1,289	4,644
Other assets	8,891	101	8,790	7,832	88	7,744

Total Other Assets	14,831	1,818	13,013	13,765	1,377	12,388

Total Intangible and Other Assets	$149,117	$9,285	$139,832	$155,063	$7,231	$147,832

In accordance with SFAS No. 142, goodwill is not amortized. The changes in the carrying amount of goodwill are as follows (in thousands):

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005
Goodwill:
Balance at beginning of period	$31,233	$24,682
Goodwill additions	6,564	6,500
Currency translation adjustment	377	51

Balance at end of period	$38,174	$31,233

The Chiapas-Mayab Operating License is being amortized over 30 years, beginning in September 1999, which is the life of the concession agreement with the Mexican Ministry of Communications and Transportation. The Chiapas-Mayab Operating License is subject to exchange rate changes resulting from conversion of Mexican Pesos to U.S. Dollars at different periods.

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

We allocated $53.8 million of the purchase price for the Rail Partners acquisition to intangible assets. These intangible assets were valued as customer relationships or contracts and, as of June 1, 2005, are amortized on a straight line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract. The weighted average life of these intangible assets is 27 years. We also allocated $6.6 million of the final purchase price for the Rail Partners acquisition to goodwill. The $6.6 million of goodwill will be deductible for tax purposes over a 15 year period.

The Track Access Agreements are perpetual trackage agreements assumed in our acquisition of Utah Railway Company. Under FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), these assets have been determined to have an indefinite useful life and therefore are not subject to amortization. However, these assets are tested for impairment on an annual basis.

Deferred financing costs are amortized over terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt.

Other assets consist primarily of executive split dollar life insurance, assets held for sale or future use and a minority equity investment of $500,000 in an agricultural facility located on one of our railroads. Executive split dollar life insurance is the present value of life insurance benefits that we fund but which are owned by executive officers. We retain a collateral interest in a portion of the policies’ cash values and death benefits. Assets held for sale or future use primarily represent surplus track and locomotives.

5. EQUITY INVESTMENTS

Australian Railroad Group

As discussed in Note 3, we and our 50-percent partner, Wesfarmers, sold the Western Australia operations and certain other assets of ARG on June 1, 2006. Simultaneously, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia. Accordingly, the following are U.S. GAAP condensed balance sheets of ARG as of May 31, 2006, immediately prior to the sale and purchase transactions, and December 31, 2005, and the related condensed consolidated statements of income and cash flows for the two-month and five-month periods ended May 31, 2006 and three-month and six-month periods ended June 30, 2005 (in thousands of U.S. dollars). For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of May 31, 2006	$0.753
As of December 31, 2005	$0.734
Average for the two months ended May 31, 2006	$0.747
Average for the three months ended June 30, 2005	$0.767
Average for the five months ended May 31, 2006	$0.743
Average for the six months ended June 30, 2005	$0.771

As described in Note 3 regarding the GWA Purchase, because the $15.0 million purchase price for Wesfarmers’ 50-percent share was lower than 50-percent of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), due to the adjustment on our previously held 50-percent share. Accordingly, the ARG financial statements included below have been adjusted to reflect 100-percent of the non-cash loss or $32.3 million ($22.6 million, net of tax).

Australian Railroad Group Pty Ltd

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	May 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,890	$12,515
Accounts receivable, net	45,815	54,257
Materials and supplies	13,901	11,226
Prepaid expenses and other	1,235	2,323

Total current assets	81,841	80,321
PROPERTY AND EQUIPMENT, net	560,253	551,849
DEFERRED INCOME TAX ASSETS, net	66,656	67,834
OTHER ASSETS, net	1,574	7,799

Total assets	$710,324	$707,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,733	$25,473
Accrued expenses	31,085	32,890
Current income tax liabilities	—	10

Total current liabilities	59,818	58,373

LONG-TERM BANK DEBT	376,300	359,415
DEFERRED INCOME TAX LIABILITIES, net	16,299	24,599
OTHER LONG-TERM LIABILITIES	13,237	11,121
FAIR VALUE OF INTEREST RATE SWAPS	2,447	4,735

Total non-current liabilities	408,283	399,870
REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,251	15,838
TOTAL STOCKHOLDERS’ EQUITY	225,972	233,722

Total liabilities and stockholders’ equity	$710,324	$707,803

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Income

(in thousands of U.S. dollars)

	Two Months Ended May 31, 2006	Three Months Ended June 30, 2005	Five Months Ended May 31, 2006	Six Months Ended June 30, 2005
Operating revenues	$63,325	$86,041	147,044	$170,420
Impairment loss	32,345	—	32,345	—
Operating expenses	52,014	72,452	125,193	143,029

Income from operations	(21,034)	13,589	(10,494)	27,391
Interest expense	(4,727)	(7,284)	(11,477)	(14,696)
Other income, net	120	228	218	407

Income (loss) before income taxes	(25,641)	6,533	(21,753)	13,102
Provision for (benefit from) income taxes	(7,687)	1,976	(6,503)	3,959

Net income (loss)	$(17,954)	$4,557	$(15,250)	$9,143

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Five Months Ended May 31, 2006	Six Months Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(15,250)	$9,143
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	14,584	15,922
Deferred income taxes	(5,885)	4,631
Impairment loss	32,345	—
Net loss (gain) on sale of assets	84	(319)
Changes in assets and liabilities	9,568	(14,476)

Net cash provided by operating activities	35,446	14,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(35,620)	(30,301)
Proceeds from disposition of property and equipment	714	1,692

Net cash used in investing activities	(34,906)	(28,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,272	7,707

Net cash provided by financing activities	7,272	7,707

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	563	(553)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,375	(6,554)
CASH AND CASH EQUIVALENTS, beginning of period	12,515	21,217

CASH AND CASH EQUIVALENTS, end of period	$20,890	$14,663

6. DERIVATIVE FINANCIAL INSTRUMENTS:

We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the potential impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor do we use instruments where there are not underlying cash exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging position and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

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

During 2001 and 2004, we entered into various interest rate swap agreements and swapped our variable LIBOR interest rates on long-term debt for a fixed interest rate. These swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At June 30, 2006 and December 31, 2005, the notional amount under these agreements was $27.9 million and $29.1 million, respectively, and the fair value of these interest rate swaps was negative $13,000 and negative $237,000, respectively.

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

During 2005, we purchased two foreign currency exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2006. The remaining option, which expires in September 2006, gives us the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.52 Mexican Pesos to the U.S. Dollar. We paid an up-front premium of $20,000 for the option in the quarter ended March 31, 2005. At June 30, 2006, the notional amount under this agreement was $1.8 million. The fair value was $4,000 and $5,000 as of June 30, 2006 and December 31, 2005, respectively.

Foreign Currency Hedge

On February 13, 2006, we entered into a foreign currency forward contract with a notional amount of $190 million to hedge a portion of our net investment in 50% of the equity of ARG. The contract, which expired in May 2006, was extended to June 1, 2006, and protected the hedged portion of our net investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on our net investment, we recorded a net loss of $4.3 million from this contract, which is included in the net gain on sale of ARG.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost (in thousands):

	Pension		Other Retirement Benefits
	2006	2005	2006	2005
Three months ended June 30,
Service cost	$20	$42	$31	$28
Interest cost	48	51	63	56
Expected return on plan assets	(46)	(38)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	(6)	—	—	—
Amortization of loss	1	3	10	9

Net periodic benefit cost	$53	$94	$104	$93

	Pension		Other Retirement Benefits
	2006	2005	2006	2005
Six months ended June 30,
Service cost	$67	$84	$67	$56
Interest cost	104	101	124	111
Expected return on plan assets	(93)	(77)	—	—
Amortization of transition liability	72	71	—	—
Amortization of prior service cost	(6)	—	—	—
Amortization of loss	9	8	24	20

Net periodic benefit cost	$153	$187	$215	$187

Employer Contributions

We disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $650,000 to our pension plans in 2006. As of June 30, 2006, contributions of $412,000 had been made. We anticipate contributing the remaining $238,000 later this year.

8.	INCOME TAXES:

Our effective income tax rate in the three months ended June 30, 2006, was 42.2% compared to 29.8% in the three months ended June 30, 2005. Our effective income tax rate in the six months ended June 30, 2006 was 41.0% compared to 30.0% in the six months ended June 30, 2005. The increase in both the three month and six month periods was primarily attributable to the gain on sale of ARG, and an increase in earnings which are taxed at higher marginal tax rates, partially offset by a reduction related to Mexican taxes. Furthermore, during the three months ended June 30, 2006, we recorded a deferred tax valuation allowance of $1.0 million against the net operating losses (NOLs) of our Mexican subsidiaries. We believe that it is more likely than not that a portion of the NOLs in Mexico will expire before being used due to continuing adverse business conditions since Hurricane Stan washed out a portion of our track in October 2005.

9. COMMITMENTS AND CONTINGENCIES:

Rail Partners

As previously disclosed, on February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed an amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad), certain other of our subsidiaries, and the general manager of the Galveston Railroad and RMC, the former owner of the Galveston Railroad. Owens’ claims arise in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arise in connection with the Galveston Railroad’s lease of the Port’s facilities and railroad services undertaken on behalf of the Port.

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

In the amended complaint, the Port alleges that since 1987 the Galveston Railroad has improperly engaged in efforts to reduce revenues shared with the Port by failing to accurately and completely disclose revenues, diverting traffic to avoid sharing revenue and sub-leasing Port property without the Port’s required consent. In addition, the Port alleges that in 1997, the general manager of the Galveston Railroad, in his prior position as an employee of the Port, improperly induced the Port to enter into a 40 year extension of the Galveston Railroad lease without the Port receiving adequate consideration. The Port seeks to have the right to unilaterally terminate the lease and evict Galveston Railroad from the Port, damages for breach of contract and commercial tort claims based on the forfeiture of revenues, plus an amount to be determined for punitive and similar damages.

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

In late June, all parties engaged in a voluntary mediation session with regard to this litigation but were unable to reach a resolution of the dispute. An additional voluntary mediation session has been scheduled for mid-August. Discovery and other proceedings in the case are ongoing.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners, and thus substantially all of the alleged improper conduct occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the purchase of the Galveston Railroad, these claims are subject to indemnification by RMC and the securities purchase agreement requires RMC to maintain certain funds in escrow, which we believe will cover a portion of actual damages, if any. RMC has acknowledged that it is obligated to indemnify us in accordance with and subject to the terms and limits as set forth in the securities purchase agreement.

Canada

As previously disclosed, on February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of our subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents who live near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class, but is seeking to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

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

On May 18, 2006 the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006, but has not yet commenced proceedings on the merits of the underlying claim.

Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact to our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

10. STOCK-BASED COMPENSATION PLANS

The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan (the Plan). The Plan includes stock options, restricted stock and restricted stock units. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payments (SFAS 123R). This statement requires companies recognize compensation expense equal to the fair value of share-based payments. We elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application.

For the three months ended June 30, 2006, the impact of amortizing stock options represents compensation cost of $3.5 million pre-tax, or $2.3 million after-tax, which reduced earnings by $0.05 per share. Of the $3.5 million compensation cost, $2.7 million is attributable to stock option awards that were part of the transaction bonuses related to the sale of ARG. For the six months ended June 30, 2006, the impact of amortizing stock options represents compensation cost of $4.4 million pre-tax, or $3.0 million after-tax, which reduced earnings by $0.07 per share. Future compensation cost not yet recognized of $6.8 million related to non-vested awards is expected to be recognized through June 30, 2009.

The pro forma expense for basic and diluted earnings per share for 2005 was determined using the fair value method as presented by SFAS 123. The following table provides supplemental information for the three months and six months ended June 30, 2005 (in thousands, except earnings per share):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income: As reported	$11,365	$22,265
Deduct: Total stock-based employee compensation expense determined under SFAS 123 had compensation cost been recognized, net of related tax effects	670	1,385

Pro Forma	$10,695	$20,880

Basic EPS: As reported	$0.31	$0.61
Pro Forma	$0.29	$0.57
Diluted EPS: As reported	$0.27	$0.54
Pro Forma	$0.26	$0.50

The following is a summary of stock option activity for the six months ended:

	June 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding options at beginning of year	2,339,673	$11.90	2,386,751	$9.54
Granted	743,114	29.84	582,198	16.62
Exercised	(493,620)	7.61	(280,045)	5.18
Expired	(2)	7.10	—	—
Forfeited	(96,458)	13.23	(23,041)	9.76

Outstanding at the six months ended	2,492,707	18.04	2,665,863	11.54

Exercisable at the six months ended	1,268,495	16.51	1,088,346	8.63

Weighted average fair value of options granted		8.69		5.28

The following table summarizes information about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $3.43	20,252	3.3 years	$2.65	20,252	$2.65
3.43 – 6.86	10,125	1.3 years	5.63	10,125	5.63
6.86 - 10.29	770,935	1.7 years	9.72	504,538	9.62
10.29 – 13.72	30,704	3.3 years	10.59	17,289	10.42
13.72 – 17.16	910,051	3.4 years	16.18	414,984	16.02
17.16 – 20.59	6,026	3.9 years	18.26	2	18.26
20.59 – 24.02	1,500	4.4 years	22.41	—	—
27.45 – 30.88	729,714	4.9 years	29.81	301,305	30.37
30.88 – 34.31	13,400	4.8 years	31.41	—	—

0.00 – 34.31	2,492,707	3.3 years	18.04	1,268,495	16.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 2, 2006	May 30, 2006	March 29, 2006	May 18, 2005
Risk-free interest rate	4.9%	4.9%	4.8%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives in years	3.0	3.0	3.0	3.0
Expected volatility	34.0%	34.0%	36.9%	41.0%

A summary of the status of our non-vested options as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Non-vested Options	Options	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	1,339,950	$5.30
Granted	743,114	$8.69
Vested	(762,392)	$6.05
Forfeited	(96,458)	$5.32
Expired	(2)	$3.93

Non-vested at June 30, 2006	1,224,212	$6.50

The following table summarizes our restricted stock and restricted stock unit activity for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	2006	2005
Outstanding at beginning of year	112,855	66,333
Granted	86,992	78,569
Vested	(50,541)	(27,617)
Forfeited	(6,907)	(3,933)

Outstanding at the six months ended	142,399	113,352

In the six months ended June 30, 2006, we awarded 1,000 restricted stock shares valued at $31.09 per share; 48,321 restricted stock shares valued at $29.41 per share; and 37,671 restricted stock shares valued at $30.37 per share. At June 30, 2006, there were 142,399 restricted stock shares and restricted stock units outstanding. Amortization expense for the restricted stock shares was $404,000 for the six months ended June 30, 2006.

At June 30, 2006, there were 804,915 Class A shares available for future issuance under the Plan. These shares are available for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, and any other form of award established by the Compensation Committee which is consistent with the Plan’s purpose.

We have reserved 1,265,625 shares of Class A common stock that we may sell to our full-time employees under our Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At June 30, 2006, 89,690 shares had been purchased under this plan. In accordance with SFAS 123R, we recorded compensation expense for the 10% purchase discount of $15,000 in the six months ended June 30, 2006.

11. GEOGRAPHIC AREA INFORMATION:

The table below sets forth our revenues by geographic area for our consolidated operations for the three-month and six-month periods ended June 30, 2006 and 2005, and long-lived assets by geographic area as of June 30, 2006 and December 31, 2005 (in thousands):

Geographic Area Data

	Three Months Ended June 30,
	2006		2005
Operating Revenues:
United States	$85,515	75.3%	$70,946	76.5%
Canada	14,206	12.5%	12,437	13.4%
Mexico	7,154	6.3%	9,359	10.1%
Australia	6,715	5.9%	—	—

Total operating revenues	$113,590	100.0%	$92,742	100.0%

	Six Months Ended June 30,
	2006		2005
Operating Revenues:
United States	$176,127	77.7%	$133,519	75.5%
Canada	29,120	12.9%	25,600	14.5%
Mexico	14,610	6.4%	17,705	10.0%
Australia	6,715	3.0%	—	—

Total operating revenues	$226,572	100.0%	$176,824	100.0%

	As of June 30, 2006		As of December 31, 2005
Long-lived assets:
United States	$604,394	80.7%	$734,636	86.3%
Canada	76,738	10.2%	71,726	8.4%
Mexico	43,685	5.8%	45,140	5.3%
Australia	24,490	3.3%	—	—

Total long-lived assets	$749,307	100.0%	$851,502	100.0%

12. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth our comprehensive income, net of tax, for the three-month and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income	$117,749	$11,365
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,273)	49
Sale of ARG investment (write-off currency translation adjustment)	(22,755)	—
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax (benefit) of $48 and ($66), respectively	102	(141)
Net unrealized gains (losses) on qualifying cash flow hedges of Australian Railroad Group, net of tax (benefit) of $195 and ($373), respectively	454	(870)
Sale of ARG investment (write-off of unrealized gains/losses on qualifying cash flow hedges)	857	—

Comprehensive income	$95,134	$10,403

	Six Months Ended June 30,
	2006	2005
Net income	$131,763	$22,265
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,206)	(1,611)
Sale of ARG investment (write-off currency translation adjustment)	(22,755)	—
Net unrealized gains on qualifying cash flow hedges, net of tax of $71 and $30, respectively	150	70
Net unrealized gains on qualifying cash flow hedges of Australian Railroad Group, net of tax of $343 and $338, respectively	801	788
Sale of ARG investment (write-off of unrealized gains/losses on qualifying cash flow hedges)	857	—

Comprehensive income	$109,610	$21,512

The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of June 30, 2006, and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Net accumulated foreign currency translation adjustments	$2,429	$26,389
Net unrealized minimum pension liability adjustment, net of tax	(396)	(396)
Net unrealized losses on qualifying cash flow hedges	(11)	(161)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	—	(1,657)

Accumulated other comprehensive income as reported	$2,022	$24,175

13. SUPPLEMENTAL CASH FLOW INFORMATION:

	Six Months Ended
	2006	2005
Cash Paid During Period for:
Interest	$9,624	$4,579
Income Taxes	$2,304	$3,178

14. RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation), which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. The EITF states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to APB Opinion 22 if those amounts are significant. This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently in the process of evaluating the effect EITF No. 06-3 will have on our disclosures.

15. SUBSEQUENT EVENTS:

Mexico

In July 2006, our Mexican subsidiary, FCCM, received a letter dated July 12, 2006 from the Ministry of Communications and Transportation (SCT) indicating that the SCT intends to fund a significant portion of the cost to rebuild a portion of FCCM’s rail line in the State of Chiapas. The 175-mile segment of rail line has been inoperable between the town of Tonala and the Guatemalan border since being struck by Hurricane Stan in October 2005. We believe that the cost of reconstruction will be approximately US$20.0 million, with the Mexican government expected to fund approximately US$15.0 million, insurance proceeds expected to fund approximately US$2.0 million and we expect to fund approximately US$3.0 million. The government funding is subject to, among other things, final contractual agreement between the Mexican Government and FCCM. It is intended that reconstruction of the rail line begin prior to year-end 2006.

Australia

Per Note 3 above, our share of the contingent post-closing adjustments of the ARG Sale were estimated to be a gain of approximately $10.0 million. On August 8, 2006, all parties to the ARG Sale agreed to the post-closing adjustments. As a result, we will record a gain of approximately $10.2 million in the third quarter of 2006.

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

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico and Australia, and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia.

Significant financial activity for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, included:

•	Revenue growth of 22.5% to $113.6 million, and net income of $117.7 million

•	Sale of equity investment in ARG for a gain of $123.0 million, net of tax, and the acquisition of Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia (see Note 3 to the financial statements included in Item 1 of this report)

•	Impairment loss of $11.3 million, net of tax, representing our 50-percent share of the impairment loss recorded by ARG (see Note 3 to the financial statements included in Item 1 of this report)

•	$5.9 million write down of our equity investment in Bolivia (see Note 3 to the financial statements included in Item 1 of this report)

Revenues

The $20.8 million increase in our 2006 revenues was derived from the contribution of acquisitions as well as the growth of existing operations.

As discussed in Note 3 to the financial statements contained in Item 1 of this Report, on June 1, 2006, we and our 50-percent partner, Wesfarmers, completed the sale of the Western Australia operations and certain other assets of ARG. Simultaneously, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.0 million and renamed the business

Genesee & Wyoming Australia Pty Ltd (GWA). The one-month revenue contribution from GWA provided $6.7 million, or 32.2%, of the quarter-over-quarter growth in revenues in 2006.

On June 1, 2005, we completed our largest-ever acquisition in North America when we acquired Rail Partners from RMC. Additionally, our subsidiary, the First Coast Railroad Inc. (FCRD) commenced operations on April 9, 2005. The revenue contribution from the Rail Partners and FCRD properties provided $12.5 million, or 60.0%, of the quarter-over-quarter growth in revenues in 2006.

When we discuss same railroad growth in this report we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Same railroad growth is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Same railroad freight revenues and same railroad total revenues were up 2.2% and 1.7%, respectively, in the three months ended June 30, 2006. The increase in same railroad total revenues was primarily due to a $3.8 million, or 4.6%, revenue increase in our U.S. and Canada Regions, offset by a $2.2 million decrease in total revenue from our Mexico Region. The 4.6 percent growth in same-railroad revenue in the U.S. and Canada was primarily due to freight revenue increases of $1.4 million in coal, $1.3 million in pulp and paper and $1.3 million in metals.

Net Income

Net income increased $106.4 million to $117.7 million in the three months ended June 30, 2006, compared to $11.4 million in the three months ended June 30, 2005. The $106.4 million increase was primarily due to an after-tax gain of $123.0 million on the ARG Sale and an increase in net income from operations of $1.7 million, or approximately 15.0%. These increases were offset by an impairment write down of $11.3 million, representing our 50-percent share of the impairment loss recorded by ARG, an investment write down of $5.9 million on our equity investment in Bolivia, and a $1.0 million income tax expense to reserve against net operating loss carry-forwards in Mexico.

Outlook for 2006

In North America we are experiencing a strong freight rate environment. However, we are expecting weakness in shipments of certain commodities. For example, we expect lumber and forest products carloads to fall below last year’s levels in the second half of the year primarily due to lower housing starts. In addition, we are experiencing lower pulp and paper carloads on certain of our railroads in part due to shippers moving additional volumes by truck in reaction to rate increases by Class I railroads. Other commodities (e.g., autos) may be susceptible to customer-specific weakness. Overall, however, we expect rate increases to offset a significant portion of any carload weakness. We expect continued weak results from our Mexican operations due to the closure of a portion of the Chiapas line resulting from the impact of Hurricane Stan.

With respect to the Australia transactions and the Bolivia equity investment impairment, we expect:

•	Increases in revenues and operating expenses due to the consolidation of the results of GWA;

•	A reduction in equity income due to the ARG Sale and the change from equity accounting to cost method accounting for our Bolivia investment;

•	A reduction in our interest expense due to the repayment of borrowings under our U. S. credit facilities and an increase in interest income due to higher cash balances, both related to the uses of the Australia transaction proceeds.

Changes in Operations

Australia

Effective June 1, 2006, we and our 50-percent partner, Wesfarmers Limited, completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the sale, we recognized a $208.4 million net gain in the three months ended June 30, 2006, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into U.S. dollars over time from our original investment in ARG and reported equity earnings since 2000. In connection with the ARG Sale, we incurred $4.9 million of net transaction-related expenses, including travel, management bonuses and stock option awards, as well as other expenses, which were included in operating expenses for the second quarter of 2006. For the six months ended June 30, 2006, these net transaction-related expenses totaled $5.8 million. In addition, our contingent share of the post-closing adjustments, currently estimated to be a gain of approximately $10.0 million, is expected to be recorded in the third quarter of 2006. On August 8, 2006, all parties to the ARG Sale agreed to the post-closing adjustments. As a result, we will record a gain of approximately $10.2 million in the third quarter of 2006.

Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.0 million (GWA Purchase). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100-percent owned subsidiary. The GWA Purchase is accounted for under the purchase method of accounting. However, because we previously held a 50-percent share of these assets through our ownership interest in ARG, we are required to apply a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.0 million purchase price for Wesfarmers’ 50-percent share was lower than 50-percent of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50-percent share of the impairment loss recorded by ARG, within equity income of international affiliates in our statement of income for the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, 100-percent of the value of GWA’s net assets included in our balance sheet at June 1, 2006 totaled $30.1 million.

South America

On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of Genesee & Wyoming Chile S.A. (GWC), that we were ceasing our efforts to restructure the $12.0 million non-recourse debt obligation of that indirect subsidiary, through which we maintained a partial equity interest in Ferroviaria Oriental S.A. (Oriental).

In May 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. In June 2006, the government announced that it intends to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental. As a result of the government’s stated intentions, we believe it is likely that Oriental’s results of operations, financial condition and liquidity will be adversely affected.

Accordingly, we determined during the second quarter that our $8.9 million equity investment, including the portion held though GWC, had suffered an other than temporary decline in value. Based on our assessment of the fair value of our investment, we wrote down the investment by $5.9 million with a corresponding charge to earnings.

As of June 1, 2006, we have discontinued equity accounting for the remaining $3.0 million investment. We will continue to monitor the situation in Bolivia and will account for this investment under the cost method in future periods in which periodic income will be recorded to the extent that we receive cash dividends from Oriental. Historically, Oriental’s results of operations have not had a material impact on our results of operations.

Mexico

On March 3, 2006, we received notice that the International Finance Corporation (IFC) exercised its put option to sell its 12.7 percent indirect equity stake in the Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to us. The amount to be paid to the IFC is still being negotiated. We estimate the possible value to be less than $1.7 million.

In July 2006, our Mexican subsidiary, FCCM, received a letter dated July 12, 2006 from the Ministry of Communications and Transportation (SCT) indicating that the SCT intends to fund a significant portion of the cost to rebuild a portion of FCCM’s rail line in the State of Chiapas. The 175-mile segment of rail line has been inoperable between the town of Tonala and the Guatemalan border since being struck by Hurricane Stan in October 2005. We believe that the cost of reconstruction will be approximately US$20.0 million, with the Mexican government expected to fund approximately US$15.0 million, insurance proceeds expected to fund approximately US$2.0 million and we expect to fund approximately US$3.0 million. The government funding is subject to, among other things, final contractual agreement between the Mexican Government and FCCM. It is intended that reconstruction of the rail line begin prior to year-end 2006.

United States

Rail Partners: On June 1, 2005, we acquired from Rail Management Corporation (RMC) substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition costs. During the three months ended June 30, 2006, we completed our allocation of the purchase price from this acquisition, including an adjustment of $6.6 million to reduce our preliminary estimate of the value of acquired intangible assets with a corresponding increase in goodwill. In the final allocation, the purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), intangible assets ($53.8 million), and goodwill ($6.6 million) less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets excluding goodwill consist of customer contracts and relationships with a weighted average amortization period of 27 years. As contemplated with the acquisition, we implemented a severance program. The aggregate cost of the severance program was considered a liability assumed in the acquisition and, as such, was included in the purchase price. For U.S. tax purposes, the Rail Partners acquisition is treated as a purchase of assets.

First Coast Railroad Inc.: On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

Homer City Branch: In July 2005, the Company’s Homer City Branch, which is located in Homer City, Pennsylvania, began operations upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch rail line, which was acquired in January of 2004 from CSX, is contiguous to our existing railroad operations.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating Revenues

The following table sets forth operating revenues by new operations and existing operations for the quarters ended June 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Change in Total Operations		Change in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$82,923	$12,134	$70,789	$69,245	$13,678	19.8%	$1,544	2.2%
Non-freight revenues	30,667	7,094	23,573	23,497	7,170	30.5%	76	0.3%

Total operating revenues	$113,590	$19,228	$94,362	$92,742	$20,848	22.5%	$1,620	1.7%

The $13.7 million increase in freight revenues consisted of $9.4 million, $2.7 million and $100,000 in freight revenues from Rail Partners, GWA and FCRD operations, respectively, and $1.5 million in freight revenues on existing operations primarily due to freight revenue growth of $3.3 million in our U.S. and Canada Regions, offset by a decrease in freight revenue of $1.8 million from our Mexico Region. The $7.2 million increase in non-freight revenues consisted of $3.1 million and $4.0 million in non-freight revenues from Rail Partners and GWA operations, respectively, and $100,000 in non-freight revenues on existing operations.

The following table compares freight revenues, carloads and average freight revenues per carload for the quarters ended June 30, 2006 and 2005 (in thousands, except average revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended June 30, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Pulp & Paper	$17,328	20.9%	$13,310	19.2%	34,817	16.8%	30,686	16.8%	$498	$434
Coal, Coke & Ores	14,998	18.1%	13,144	19.0%	47,335	22.9%	49,786	27.2%	317	264
Lumber & Forest Products	9,405	11.3%	8,801	12.7%	24,409	11.8%	24,536	13.4%	385	359
Metals	9,344	11.3%	6,988	10.1%	21,475	10.4%	19,754	10.8%	435	354
Minerals & Stone	8,935	10.8%	7,225	10.4%	25,423	12.3%	17,724	9.7%	351	408
Chemicals & Plastics	6,265	7.6%	5,249	7.6%	10,611	5.1%	9,768	5.3%	590	537
Farm & Food Products	5,947	7.2%	3,689	5.3%	16,321	7.9%	11,035	6.0%	364	334
Petroleum Products	5,256	6.3%	6,835	9.9%	7,090	3.4%	8,730	4.8%	741	783
Autos & Auto Parts	2,114	2.5%	2,053	3.0%	4,017	1.9%	4,254	2.3%	526	483
Intermodal	405	0.5%	497	0.7%	920	0.4%	1,155	0.6%	440	430
Other	2,926	3.5%	1,454	2.1%	14,440	7.0%	5,288	2.9%	203	275

Total	$82,923	100.0%	$69,245	100.0%	206,858	100.0%	182,716	100.0%	401	379

The following table sets forth freight revenues by new operations and existing operations for the three months ended June 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Change in Total Operations		Change in Existing Operations
	$	$	$	$	$	%	$	%
Pulp & Paper	$17,328	$2,786	$14,542	$13,310	$4,018	30.2%	$1,232	9.2%
Coal, Coke & Ores	14,998	455	14,543	13,144	1,854	14.1%	1,399	10.6%
Lumber & Forest Products	9,405	1,260	8,145	8,801	604	6.9%	(656)	(7.5)%
Metals	9,344	1,189	8,155	6,988	2,356	33.7%	1,167	16.7%
Minerals & Stone	8,935	1,577	7,358	7,225	1,710	23.7%	133	1.8%
Chemicals & Plastics	6,265	935	5,330	5,249	1,016	19.4%	81	1.5%
Farm & Food Products	5,947	2,384	3,563	3,689	2,258	61.2	(126)	(3.4)%
Petroleum Products	5,256	142	5,114	6,835	(1,579)	(23.1)%	(1,721)	(25.2)%
Autos & Auto Parts	2,114	106	2,008	2,053	61	3.0%	(45)	(2.2)%
Intermodal	405	—	405	497	(92)	(18.5)%	(92)	(18.5)%
Other	2,926	1,300	1,626	1,454	1,472	101.2%	172	11.8%

Total freight revenues	$82,923	$12,134	$70,789	$69,245	$13,678	19.8%	$1,544	2.2%

The following information discusses the material changes in commodity groups on freight revenues from existing operations.

Pulp and paper revenues for the three months ended June 30, 2006 increased by $1.2 million, or 9.2%. The increase consisted of approximately $1.9 million due to a 14.7% increase in average revenue per car, offset by approximately $700,000 due to a carload decrease of 1,455, or 4.7%. The increase of 14.7% in average revenue per carload was driven by a combination of rate and fuel surcharge increases. The carload decrease was primarily due to customer shipments moving by truck due to Class I freight rate pressures on certain railroads.

Coal, coke and ores revenues for the three months ended June 30, 2006 increased by $1.4 million, or 10.6%. The increase consisted of approximately $2.4 million due to an 18.5% increase in average revenue per car, offset by approximately $1.0 million due to a carload decrease of 3,316, or 6.7%. The increase of 18.5% in average revenue per carload was primarily driven by a combination of rate and fuel surcharge increases and a change in the mix of business. Carload decreases were primarily due to a planned maintenance shutdown at a customer’s facility and the loss of a customer contract.

Lumber and forest products revenues for the three months ended June 30, 2006 decreased by $700,000, or 7.5%. The decrease consisted of approximately $1.5 million due to a carload decrease of 3,690, or 15%, offset by $800,000 due to an 8.9% increase in average revenue per car. The carload decrease was primarily due to lower product demand attributable to a decline in housing starts and customer shipments moving by truck due to Class I rail freight rate pressures. The increase of 8.9% in average revenue per carload was driven by a combination of rate and fuel surcharge increases.

Metals revenues for the three months ended June 30, 2006 increased by $1.2 million, or 16.7%. The increase was due to a 16.9% increase in average revenue per car driven by a combination of rate and fuel surcharge increases.

Petroleum products revenues for the three months ended June 30, 2006 decreased by $1.7 million, or 25.2%. The decrease consisted of approximately $1.4 million due to a carload decrease of 1,853, or 21.2%, and approximately $300,000 due to a 5.0% decrease in average revenue per car. The carload decrease was primarily due to a reduction on our Mexico Region due to the closure of a portion of the Chiapas line. The rate decrease was primarily due to a change in the mix of business.

Freight revenues from all remaining commodities for the three months ended June 30, 2006 increased by $100,000, or 0.6%.

Total carloads were 206,858 in the quarter ended June 30, 2006, compared to 182,716 in the quarter ended June 30, 2005, an increase of 24,142 carloads or 13.2%. The increase consisted of 35,031 carloads from Rail Partners, GWA and FCRD operations, offset by a decrease of 10,889 carloads, or 6.0%, on existing operations primarily due to declines in paper, coal, lumber and forest products, and petroleum products set forth above.

The overall average revenues per carload increased 5.8% to $401, in the quarter ended June 30, 2006, compared to $379 per carload in the quarter ended June 30, 2005. The increase was attributable to an increase in average revenue per carload of 8.7% to $412 on existing operations, partially offset by $346 average revenues per carload from Rail Partners, GWA and FCRD operations. The 8.7% increase on existing operations consisted of rate and fuel surcharge increases of 6.7% and 3.3%, respectively, partially offset by a 1.3% decrease due to a change in the mix of commodities.

Non-Freight Revenues

Non-freight revenues were $30.7 million in the quarter ended June 30, 2006, compared to $23.5 million in the quarter ended June 30, 2005, an increase of $7.2 million, or 30.5%. The $7.2 million increase in non-freight revenues consisted of $3.1 million and $4.0 million in non-freight revenues from Rail Partners and GWA operations, respectively, and $100,000 in non-freight revenues on existing operations. The following table compares non-freight revenues for the quarters ended June 30, 2006 and 2005:

Non-Freight Revenues Comparison

Three Months Ended June 30, 2006 and 2005

	2006		2005
	$	% of Total	$	% of Total
	(in thousands)
Railcar switching	$15,170	49.5%	$11,822	50.3%
Car hire and rental income	4,648	15.2%	3,461	14.7%
Demurrage and storage	2,868	9.4%	2,514	10.7%
Car repair services	1,484	4.8%	1,360	5.8%
Other operating income	6,497	21.1%	4,340	18.5%

Total non-freight revenues	$30,667	100.0%	$23,497	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended June 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Change in Total Operations		Change in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$15,170	$2,104	$13,066	$11,822	$3,348	28.3%	$1,244	10.5%
Car hire and rental income	4,648	1,516	3,132	3,461	1,187	34.3%	(329)	(9.5)%
Demurrage and storage	2,868	300	2,568	2,514	354	14.1%	54	2.1%
Car repair services	1,484	101	1,383	1,360	124	9.1%	23	1.7%
Other operating income	6,497	3,073	3,424	4,340	2,157	49.7%	(916)	(21.1)%

Total non-freight revenues	$30,667	$7,094	$23,573	$23,497	$7,170	30.5%	$76	0.3%

The following information discusses the material changes in non-freight revenues on existing operations.

Railcar switching revenues increased $1.2 million of which approximately $700,000 was due to new customers and rate and volume increases on our industrial switching business, and $500,000 was due to increased railroad switching.

Car hire and rental income decreased $300,000 primarily due to termination of a rail car lease from which we earned off-line car hire, and due to a net reduction of offline time for owned and leased rail cars.

Other operating income decreased $900,000 of which approximately $300,000 was due to decreased terminal services in our Mexico Region, and approximately $600,000 was due to income items in the 2005 period.

Operating Expenses

Overview

Operating expenses were $97.2 million in the quarter ended June 30, 2006, compared to $76.7 million in the quarter ended June 30, 2005, an increase of $20.5 million, or 26.7%. The increase was attributable to $13.2 million from Rail Partners and GWA operations, and an increase of $7.3 million on existing operations. Approximately $1.2 million of the increase on existing operations resulted from an increase in fuel oil prices. Under current arrangements, we generally recover diesel fuel price increases through diesel fuel surcharges.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 85.6% in the quarter ended June 30, 2006, from 82.7% in the quarter ended June 30, 2005.

The following table sets forth a comparison of our operating expenses for the quarters ended June 30, 2006 and 2005:

Operating Expense Comparison

Three Months Ended June 30, 2006 and 2005

	2006		2005
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(in thousands)
Labor and benefits	$42,746	37.6%	$29,570	31.9%
Equipment rents	9,119	8.0%	8,115	8.8%
Purchased services	8,372	7.4%	6,065	6.5%
Depreciation and amortization	6,939	6.1%	5,669	6.1%
Diesel fuel used in operations	11,357	10.0%	8,877	9.6%
Diesel fuel sold to third parties	1,631	1.4%	—	—
Casualties and insurance	4,139	3.6%	5,502	5.9%
Materials	5,704	5.0%	4,820	5.2%
Net (gain) loss on sale and impairment of assets	(38)	0.0%	68	0.1%
Gain on insurance recovery	(1,937)	(1.7%)	—	0.0%
Other expenses	9,213	8.2%	8,036	8.6%

Total operating expenses	$97,245	85.6%	$76,722	82.7%

Labor and benefits expense was $42.7 million in the quarter ended June 30, 2006, compared to $29.6 million in the quarter ended June 30, 2005, an increase of $13.2 million, or 44.6%. The increase was attributable to $4.0 million in labor and benefits expense from Rail Partners and GWA operations, and an increase of $9.2 million from existing operations. The increase from existing operations was primarily attributable to $6.0 million in bonus and stock option expense related to the ARG sale, $900,000 in compensation expense due to regular stock options, and $2.3 million from regular wage and benefit increases and the impact of 95 new hires.

Equipment rents were $9.1 million in the quarter ended June 30, 2006, compared to $8.1 million in the quarter ended June 30, 2005, an increase of $1.0 million or 12.4%. The increase was attributable to $1.2 million in equipment rents from Rail Partners and GWA operations, offset by a decrease of $200,000 from existing operations primarily due to a decrease in carloads.

Purchased services were $8.4 million in the quarter ended June 30, 2006, compared to $6.1 million in the quarter ended June 30, 2005, an increase of $2.3 million or 38.0%. The increase was attributable to $2.3 million in purchased services from Rail Partners and GWA operations.

Depreciation and amortization expense was $6.9 million in the quarter ended June 30, 2006, compared to $5.7 million in the quarter ended June 30, 2005, an increase of $1.3 million or 22.4%. The increase was attributable to $1.3 million in depreciation and amortization from Rail Partners and FCRD operations.

Diesel fuel used in operations was $11.4 million in the quarter ended June 30, 2006, compared to $8.9 million in the quarter ended June 30, 2005, an increase of $2.5 million or 27.9%. The increase was attributable to $1.3 million in diesel fuel from Rail Partners and GWA operations, and an increase of $1.2 million on existing operations primarily due to a 26.3% increase in the average price per gallon, partially offset by a 9.8% decrease in diesel fuel gallons consumed.

Diesel fuel sold to third parties was $1.6 million in the quarter ended June 30, 2006, all due to GWA operations.

Casualties and insurance expense was $4.1 million in the quarter ended June 30, 2006, compared to $5.5 million in the quarter ended June 30, 2005, a net decrease of $1.4 million or 24.8%. Included in the net decrease were declines in derailment expenses of $700,000, FELA and third party claims of $400,000 and all other casualties and insurance expense of $600,000 from existing operations, partially offset by $300,000 in casualties and insurance expense from Rail Partners and GWA operations.

Materials expense was $5.7 million in the quarter ended June 30, 2006, compared to $4.8 million in the quarter ended June 30, 2005, an increase of $900,000 or 18.3%. The increase was attributable to $700,000 in materials from Rail Partners and GWA operations, and an increase of $200,000 on existing operations.

Gain on insurance recovery of $1.9 million in the quarter ended June 30, 2006, was attributable to the replacement of a bridge destroyed by fire in our New York-Pennsylvania Region.

Other expenses combined were $9.2 million in the quarter ended June 30, 2006, compared to $8.0 million in the quarter ended June 30, 2005, an increase of $1.2 million or 14.6%. The increase was attributable to $500,000 from Rail Partners and GWA operations, and an increase of $700,000 on existing operations primarily due to travel, reporting and other expenses related to the Australian Transactions, and legal costs in Mexico.

Other Income/Expense Items

Gain On Sale of ARG

We recorded a pre-tax gain of $208.4 million in the quarter ended June 30, 2006 related to the ARG Sale. See Note 3 in Item 1 of this report for additional information on the ARG Sale.

Investment Loss - Bolivia

We recorded an impairment charge of $5.9 million in the quarter ended June 30, 2006, related to our South America equity investments. See Note 3 in Item 1 of this report.

Interest Expense

Interest expense was $4.7 million in the quarter ended June 30, 2006, compared to $2.8 million in the quarter ended June 30, 2005, an increase of $1.9 million, or 65.3%, primarily due to higher outstanding debt resulting from the June 1, 2005 acquisition of Rail Partners, partially offset by debt reduction on June 1, 2006, using the cash proceeds from the ARG Sale.

Other Income (Expense), Net

Other income (expense), net in the quarter ended June 30, 2006, was income of $2.1 million compared to expense of $500,000 in the quarter ended June 30, 2005, an increase of $2.6 million. The $2.6 million increase is primarily due to a non-cash foreign currency exchange rate transaction gain of $1.0 million on U.S. dollar-denominated debt held in Mexico in the quarter ended June 30, 2006, compared to a non-cash foreign currency exchange rate transaction loss of $700,000 in the quarter ended June 30, 2005, and interest income of $1.1 million in the 2006 quarter compared to $100,000 in the 2005 quarter. The increase in interest income is primarily due to the investment of cash proceeds from the ARG Sale during the month of June 2006.

Income Taxes

Our effective income tax rate in the quarter ended June 30, 2006, was 42.2% compared to 29.8% in the quarter ended June 30, 2005. The increase was primarily attributable to the gain on the ARG Sale, and an increase in earnings, which are taxed at higher marginal tax rates, partially offset by a reduction related to Mexican taxes. Furthermore, during the three months ended June 30, 2006, we recorded a deferred tax valuation allowance of $1.0 million against the net operating losses (NOLs) of our Mexican subsidiaries. We believe that it is more likely than not that a portion of the NOLs in Mexico will expire before being used due to continuing adverse business conditions since Hurricane Stan washed out a portion of our track in October 2005. Historically, our Mexico Region’s tax rate fluctuates as a result of the income tax accounting required for inflation adjustments and exchange rate changes.

Equity Income (Loss) of International Affiliates

Equity income (loss) of international affiliates was a loss of $12.8 million in the quarter ended June 30, 2006, including a $16.2 million pre-tax impairment loss, representing our 50-percent share of the impairment loss recorded by ARG, compared to $3.5 million in the quarter ended June 30, 2005, almost entirely due to ARG. See Note 3 in Item 1 of this report for additional information regarding the impairment.

Net Income and Earnings Per Share

Net income in the quarter ended June 30, 2006 was $117.7 million compared to net income of $11.4 million in the quarter ended June 30, 2005, an increase of $106.4 million. The $106.4 million increase was primarily due to an after-tax gain of $123.0 million on the sale of ARG and an increase in net income from operations of $1.7 million, or approximately 15.0%. These increases were offset by an impairment write down of $11.3 million, after-tax, on our equity investment in ARG’s South Australian operations, a write down of $5.9 million on our equity investment in Bolivia, and a $1.0 million income tax expense to reserve against net operating loss carry-forwards in Mexico.

Basic Earnings Per Share increased by $2.81 to $3.12 in the quarter ended June 30, 2006, from $0.31 in the quarter ended June 30, 2005. Diluted Earnings Per Share increased by $2.49 to $2.76 in the quarter ended June 30, 2006 from $0.27 in the quarter ended June 30, 2005. Weighted average shares for basic and diluted were 37.7 million and 42.6 million, respectively, in the quarter ended June 30, 2006, compared to 36.8 million and 41.6 million, respectively, in the quarter ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating Revenues

The following table sets forth operating revenues by new operations and existing operations for the six months ended June 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Change in Total Operations		Change in Existing Operations
	$	$	$	$	$	%	$	%
Freight revenues	$168,437	$27,395	$141,042	$132,378	$36,059	27.2%	$8,664	6.5%
Non-freight revenues	58,135	12,717	45,418	44,446	13,689	30.8%	972	2.2%

Total operating revenues	$226,572	$40,112	$186,460	$176,824	$49,748	28.1%	$9,636	5.4%

The $36.1 million increase in freight revenues consisted of $24.0 million, $700,000 and $2.7 million in freight revenues from Rail Partners, FCRD and GWA operations, respectively, and $8.7 million in freight revenues on existing operations. The $13.7 million increase in non-freight revenues consisted of $8.4 million, $300,000 and $4.0 million in non-freight revenues from Rail Partners, FCRD and GWA operations, respectively, and $1.0 million in non-freight revenues on existing operations.

The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2006 and 2005 (in thousands, except average revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Six Months Ended June 30, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Paper	$34,727	20.6%	$25,011	18.9%	70,179	16.9%	56,095	16.1%	$495	$446
Coal, Coke & Ores	32,022	19.0%	25,412	19.2%	99,030	23.8%	95,644	27.5%	323	266
Lumber & Forest Products	18,934	11.2%	16,352	12.4%	49,841	12.0%	45,487	13.1%	380	359
Metals	18,745	11.1%	13,342	10.1%	43,867	10.6%	37,919	10.9%	427	352
Minerals & Stone	17,134	10.2%	12,826	9.7%	45,462	10.9%	31,789	9.1%	377	403
Chemicals-Plastics	12,504	7.4%	9,922	7.5%	21,610	5.2%	19,073	5.5%	579	520
Farm & Food Products	12,083	7.2%	8,448	6.4%	32,531	7.8%	24,407	7.0%	371	346
Petroleum Products	11,707	7.0%	13,706	10.4%	15,652	3.8%	17,513	5.0%	748	783
Autos & Auto Parts	3,779	2.2%	3,883	2.9%	7,451	1.8%	8,208	2.4%	507	473
Intermodal	855	0.5%	998	0.8%	1,955	0.5%	2,298	0.7%	437	434
Other	5,947	3.6%	2,478	1.7%	28,054	6.7%	9,069	2.6%	212	273

Totals	$168,437	100.0%	$132,378	100.0%	415,632	100.0%	347,502	100.0%	405	381

The following table sets forth freight revenues by new operations and existing operations for the six months ended June 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Change in Total Operations		Change in Existing Operations
	$	$	$	$	$	%	$	%
Paper	$34,727	$7,558	$27,169	$25,011	$9,716	38.8%	$2,158	8.6%
Coal, Coke & Ores	32,022	1,153	30,869	25,412	6,610	26.0%	5,457	21.5%
Lumber & Forest Products	18,934	3,577	15,357	16,352	2,582	15.8%	(995)	(6.1%)
Metals	18,745	2,981	15,764	13,342	5,403	40.5%	2,422	18.2%
Minerals & Stone	17,134	3,123	14,011	12,826	4,308	33.6%	1,185	9.2%
Chemicals-Plastics	12,504	2,314	10,190	9,922	2,582	26.0%	268	2.7%
Farm & Food Products	12,083	3,039	9,044	8,448	3,635	43.0%	596	7.1%
Petroleum Products	11,707	386	11,321	13,706	(1,999)	(14.6%)	(2,385)	(17.4%)
Autos & Auto Parts	3,779	179	3,600	3,883	(104)	(2.7%)	(283)	(7.3%)
Intermodal	855	—	855	998	(143)	(14.3%)	(143)	(14.3%)
Other	5,947	3,085	2,862	2,478	3,469	140.0%	384	15.5%

Totals	$168,437	$27,395	$141,042	$132,378	$36,059	27.2%	$8,664	6.5%

The following information discusses the material changes in commodity groups on existing freight revenues.

Pulp and paper revenues increased by $2.2 million, or 8.6%. The increase consisted of approximately $3.5 million due to a 13.8% increase in average revenue per car, offset by approximately $1.3 million due to a carload decrease of 2,562, or 4.6%. The increase of 13.8% in average revenue per carload was driven by a combination of rate and fuel surcharge increases. The carload decrease was primarily due to customer shipments moving by truck due to Class I freight rate pressures on certain railroads.

Coal, coke and ores revenues increased by $5.5 million, or 21.5%. The increase consisted of approximately $5.1 million due to a 20.0% increase in average revenue per car and approximately $400,000 due to a carload increase of 1,150, or 1.2%. The increase of 20.0% in average revenue per carload was driven by a combination of rate and fuel surcharge increases and a change in the mix of business. The net carload increase was primarily due to a new customer on the Homer City Branch.

Lumber and forest products revenues decreased by $1.0 million, or 6.1%. The decrease consisted of approximately $2.2 million due to a carload decrease of 5,611, or 12.3%, partially offset by approximately $1.2 million due to a 7.1% increase in average revenue per car. The carload decrease was primarily due to weaker product demand attributable to a decline in housing starts and customer shipments moving by truck due to Class I freight rate pressures. The increase of 7.1% in average revenue per carload was driven by a combination of rate and fuel surcharge increases.

Metals revenue increased by $2.4 million, or 18.2%. The increase consisted of approximately $1.7 million due to a 13.0% increase in average revenue per car and approximately $700,000 due to a carload increase of 1,717, or 4.5%. The increase of 13.0% in average revenue per carload was driven by a combination of rate and fuel surcharge increases and a change in the mix of business.

Minerals & stone revenue increased by $1.2 million, or 9.2%. The increase consisted of approximately $900,000 due to a 6.8% increase in average revenue per car and approximately $300,000 due to a carload increase of 719, or 2.3%. The increase of 6.8% in average revenue per carload was driven by a combination of rate and fuel surcharge increases and a change in the mix of business.

Petroleum products revenue decreased by $2.4 million, or 17.4%. The decrease consisted of approximately $1.9 million due to a carload decrease of 2,460, or 14.0%, and approximately $500,000 due to a 3.9% decrease in average revenue per car. The carload decrease was primarily due to a reduction in our Mexico Region due to the closure of a portion of the Chiapas line.

All remaining commodities combined increased by $800,000, or 3.2%.

Total carloads were 415,632 in the six months ended June 30, 2006 compared to 347,502 in the six months ended June 30, 2005, an increase of 68,130 carloads, or 19.6%. The increase consisted of 74,727 carloads from Rail Partners, FCRD and GWA operations, offset by a decrease of 6,597 carloads, or 1.9%, from existing operations.

The overall average revenues per carload increased $24, or 6.3%, to $405 in the six months ended June 30, 2006, compared to $381 per carload in the six months ended June 30, 2005. The increase was attributable to an increase in revenues per carload of 8.6% to $414 on existing operations, partially offset by $367 average revenues per carload from Rail Partners, GWA and FCRD operations. The 8.6% increase on existing operations consisted of price and fuel surcharges increases of 6.8% and 3.2%, respectively, partially offset by a 1.4% decrease due to a change in the mix of commodities.

Non-Freight Revenues

Non-freight revenues were $58.1 million in the six months ended June 30, 2006, compared to $44.4 million in the six months ended June 30, 2005, an increase of $13.7 million, or 30.8%. The $13.7 million increase in non-freight revenues consisted of $8.4 million, $300,000 and $4.0 million in revenues from Rail Partners, FCRD and GWA operations, respectively, and an increase of $1.0 million, or 11.4%, in revenues on existing operations.

The following table compares non-freight revenues for the six months ended June 30, 2006 and 2005:

Non-Freight Revenues Comparison

Six Months Ended June 30, 2006 and 2005

	2006		2005
	$	% of Total	$	% of Total
	(in thousands)
Railcar switching	$28,907	49.7%	$22,476	50.6%
Car hire and rental income	9,300	16.0%	6,869	15.5%
Demurrage and storage	6,013	10.3%	5,046	11.4%
Car repair services	3,042	5.2%	2,517	5.6%
Other operating income	10,873	18.8%	7,538	16.9%

Total non-freight revenues	$58,135	100.0%	$44,446	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the six months ended June 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Change in Total Operations		Change in Existing Operations
	$	$	$	$	$	%	$	%
Railcar switching	$28,907	$4,360	$24,547	$22,476	$6,431	28.6%	$2,071	9.2%
Car hire and rental income	9,300	3,163	6,137	6,869	2,431	35.4%	(732)	(10.7%)
Demurrage and storage	6,013	943	5,070	5,046	967	19.2%	24	0.5%
Car repair services	3,042	337	2,705	2,517	525	20.9%	188	7.5%
Other operating income	10,873	3,914	6,959	7,538	3,335	44.2%	(579)	(7.7%)

Total non-freight revenues	$58,135	$12,717	$45,418	$44,446	$13,689	30.8%	$972	2.2%

The following information discusses the material changes in non-freight revenues on existing operations.

Railcar switching revenues increased $2.1 million, or 9.2%, of which $1.1 million was from an increase in industrial switching due to new customers and rate increases, and $1.0 million was due to increased railroad switching.

Car hire and rental income decreased $700,000, or 10.7%, primarily due to termination of a rail car lease from which we earned off-line car hire, and due to a net reduction of off line time for owned and leased railcars

Other operating income decreased $600,000, or 7.7%, primarily due to decreased terminal services in our Mexico Region due to the closure of a portion of the Chiapas line.

Operating Expenses

Overview

Operating expenses were $188.1 million in the six months ended June 30, 2006, compared to $146.5 million in the six months ended June 30, 2005, an increase of $41.6 million, or 28.4%. The increase was attributable to $26.0 million from Rail Partners, FCRD and GWA operations, and an increase of $15.5 million on existing operations. Approximately $3.2 million of the increase on existing operations resulted from an increase in fuel oil prices. Under current arrangements, we generally recover diesel fuel price increases through diesel fuel surcharges.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 83.0% in the six months ended June 30, 2006 from 82.9% in the six months ended June 30, 2005.

The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2006 and 2005:

Operating Expense Comparison

Six Months Ended June 30, 2006 and 2005

	2006		2005
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(in thousands)
Labor and benefits	$79,937	35.3%	$58,454	33.1%
Equipment rents	19,025	8.4%	16,005	9.1%
Purchased services	15,724	6.9%	11,195	6.3%
Depreciation and amortization	14,250	6.3%	10,659	6.0%
Diesel fuel used in operations	22,632	10.0%	16,814	9.5%
Diesel fuel sold to third parties	1,631	0.7%	—	0.0%
Casualties and insurance	6,921	3.1%	9,134	5.2%
Materials	11,499	5.1%	9,028	5.1%
Net (gain) loss on sale and impairment of assets	(132)	(0.1%)	2	0.0%
Gain on insurance recovery	(1,937)	(0.9%)	—	0.0%
Other expenses	18,617	8.2%	15,253	8.6%

Total operating expenses	$188,167	83.0%	$146,544	82.9%

Labor and benefits expense was $79.9 million in the six months ended June 30, 2006, compared to $58.5 million in the six months ended June 30, 2005, an increase of $21.5 million, or 36.8%. The increase was attributable to $8.1 million in labor and benefits expense from Rail Partners, FCRD and GWA operations and an increase of $13.4 million from existing operations. The increase from existing operations was primarily attributable to $6.0 million in bonus and stock option expense related to the ARG Sale, $1.8 million in compensation expense due to regular stock options, and $5.6 million from regular wage and benefit increases and the impact of 95 new hires.

Equipment rents were $19.0 million in the six months ended June 30, 2006, compared to $16.0 million in the six months ended June 30, 2005, an increase of $3.0 million, or 18.9%. The increase was attributable to $3.1 million in equipment rents from Rail Partners, FCRD and GWA operations, partially offset by a decrease of $100,000 from existing operations.

Purchased services were $15.7 million in the six months ended June 30, 2006, compared to $11.2 million in the six months ended June 30, 2005, an increase of $4.5 million, or 40.5%. The increase was attributable to $3.9 million in purchased services from Rail Partners, FCRD and GWA operations and an increase of $600,000 from existing operations primarily for maintenance of way and transportation services.

Depreciation and amortization expense was $14.3 million in the six months ended June 30, 2006, compared to $10.7 million in the six months ended June 30, 2005, an increase of $3.6 million, or 33.7%. The increase was attributable to $3.2 million in depreciation and amortization from Rail Partners, FCRD and GWA operations and an increase of $400,000 from existing operations.

Diesel fuel used in operations was $22.6 million in the six months ended June 30, 2006, compared to $16.8 million in the six months ended June 30, 2005, an increase of $5.8 million, or 34.6%. The increase was attributable to $2.6 million from Rail Partners, FCRD and GWA operations and an increase of $3.2 million, or 18.9%, on existing operations due to a 24.1% increase in the average price per gallon, partially offset by a 4.5% decrease in fuel consumption.

Diesel fuel sold to third parties was $1.6 million in the six months ended June 30, 2006, all due to GWA operations.

Casualties and insurance expense was $6.9 million in the six months ended June 30, 2006, compared to $9.1 million in the six months ended June 30, 2005, a net decrease of $2.2 million, or 24.2%. The net decrease was attributable to declines of $1.3 million in derailment expense, $800,000 decrease in FELA and third party claims and $600,000 in all other casualties and insurance expense, partially offset by $500,000 in casualties and insurance expense from the acquisition of Rail Partners, FCRD and GWA operations.

Materials expense was $11.5 million in the six months ended June 30, 2006, compared to $9.0 million in the six months ended June 30, 2005, an increase of $2.5 million, or 27.4%. The increase was attributable to $1.6 million in materials from Rail Partners, FCRD and GWA operations, and an increase of $900,000 on existing operations due to increased track and equipment maintenance.

Gain on insurance recovery of $1.9 million in the six months ended June 30, 2006, was attributable to the replacement of a bridge destroyed by fire in our New York-Pennsylvania Region.

Other expenses were $18.6 million in the six months ended June 30, 2006, compared to $15.2 million in the six months ended June 30, 2005, an increase of $3.4 million, or 22.1%. The increase was attributable to $1.3 million from Rail Partners, FCRD and GWA operations, and an increase of $2.1 million on existing operations primarily due to travel, reporting and other expenses related to the Australian Transactions, legal costs in Mexico, and an increase in travel and related cost of temporary employees.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $208.4 million in the six months ended June 30, 2006, related to the ARG Sale. See Note 3 in Item 1 of this report for additional information on the ARG Sale.

Investment Loss - Bolivia

We recorded an impairment charge of $5.9 million in the six months ended June 30, 2006 related to our South America equity investments. See Note 3 in Item 1 of this report.

Interest Expense

Interest expense was $9.7 million in the six months ended June 30, 2006, compared to $5.0 million in the six months ended June 30, 2005, an increase of $4.7 million, or 95.7%, primarily due to higher outstanding debt resulting from the June 1, 2005, acquisition of Rail Partners, partially offset by the reduction of debt on June 1, 2006, using the cash proceeds from the sale of our equity investment in ARG.

Other Income (Expense), Net

Other income (expense), net in the six months ended June 30, 2006, was income of $2.7 million compared to expense of $400,000 in the six months ended June 30, 2005, an increase of $3.1 million. The $3.1 million increase was primarily due to a non-cash foreign currency exchange rate transaction gain of $1.4 million on U.S. dollar-denominated debt held in Mexico in the six months ended June 30, 2006, compared to a non-cash foreign currency exchange rate transaction loss of $700,000 in the six months ended June 30, 2005, and interest income of $1.2 million in 2006 compared to $100,000 in 2005. The increase in interest income was primarily due to the investment of cash proceeds from the ARG Sale during the month of June 2006.

Income Taxes

Our effective income tax rate in the six months ended June 30, 2006 was 41.0% compared to 30.0% in the six months ended June 30, 2005. The increase was primarily attributable to the gain on sale of ARG and an increase in earnings which are taxed at higher marginal tax rates, partially offset by a reduction related to Mexican taxes. Furthermore, during the six months ended June 30, 2006, we recorded a deferred tax valuation allowance of $1.0 million against the net operating losses (NOLs) of our Mexican subsidiaries. We believe that it is more likely than not that a portion of the NOLs in Mexico will expire before being used due to continuing adverse business conditions since Hurricane Stan washed out a portion of our track in October 2005. Historically, our Mexico Region’s tax rate fluctuates as a result of the income tax accounting required for inflation adjustments and exchange rate changes.

Equity Income (Loss) of International Affiliates

Equity income (loss) of international affiliates was a loss of $10.8 million in the six months ended June 30, 2006, including a $16.2 million pre-tax impairment loss, representing our 50-percent share of the impairment loss recorded by ARG, compared to $6.9 million in the six months ended June 30, 2005, almost entirely due to ARG. See Note 3 in Item 1 of this report for additional information regarding the impairment.

Net Income and Earnings Per Share

Net income in the six months ended June 30, 2006 was $131.8 million, compared to net income of $22.3 million in the six months ended June 30, 2005, an increase of $109.5 million. The $109.5 million increase was primarily due to an after-tax gain of $123.0 million from the sale of ARG and an increase in net income from operations of $5.8 million, or approximately 26.0%. These increases were offset by an impairment write down of $11.3 million, after-tax, on our equity investment in ARG’s South Australian operations, a write down of $5.9 million on our equity investment in Bolivia, a $1.0 million income tax expense to reserve against net operating loss carry-forwards in Mexico, and a decrease in equity in net income of international affiliates of $1.5 million.

Basic Earnings Per Share increased by $2.90 to $3.51 in the six months ended June 30, 2006 from $0.61 in the six months ended June 30, 2005. Diluted Earnings Per Share increased by $2.56 to $3.10 in the six months ended June 30, 2006 from $0.54 in the six months ended June 30, 2005. Weighted average shares for basic and diluted were 37.5 million and 42.5 million, respectively, in the six months ended June 30, 2006, compared to 36.7 million and 41.5 million, respectively, in the six months ended June 30, 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2006, we generated cash from operations of $44.4 million, invested $18.7 million in capital assets (net of $1.3 million in state grants for track rehabilitation and construction), received net proceeds of $296.3 million from the ARG Sale, invested $13.6 million to purchase Wesfarmers’ 50-percent ownership of the remaining ARG operations, net of $1.4 million cash received, received $343,000 in proceeds from asset sales, and received $4.0 million from financing activities primarily due to proceeds from the exercise of employee stock options and stock purchases through the employee stock purchase plan. We had a net decrease in debt of $90.3 million during this same period primarily by using cash from the ARG Sale and cash provided by operations to reduce debt.

During the six months ended June 30, 2005, we generated cash from operations of $39.3 million, paid $238.2 million, net of $4.9 million in cash received, for the acquisition of Rail Partners, invested $11.5 million in capital assets (net of $3.2 million in state grants for track rehabilitation and construction), received $600,000 in cash from unconsolidated affiliates and received $1.5 million in proceeds from employee stock purchases. We paid $1.6 million in debt issuance costs, and had a net increase in debt of $213.7 million during this same period primarily from borrowings of $243.0 million to fund the acquisition of Rail Partners, offset by using cash provided by operations of $29.3 million to reduce debt.

At June 30, 2006, we had long-term debt, including current portion, totaling $249.4 million, which comprised 32.4% of our total capitalization. At December 31, 2005 we had long-term debt, including current portion, totaling $338.4 million, which comprised 46.0% of our total capitalization.

We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. On June 1, 2006, we received net proceeds from the sale of our equity investment in ARG of $296.3 million, our first significant railroad divesture. We believe that our cash flow from operations, together with amounts available under our credit facilities and the proceeds from the ARG Sale, will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

U.S. Credit Facilities

As of June 30, 2006, our $225.0 million revolving credit facility, which matures in 2010, consisted of no outstanding debt, letter of credit guarantees of $150,000 and $224.8 million of unused borrowing capacity. The $224.8 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of June 30, 2006. See Note 9 of our Form 10-K for the year ended December 31, 2005 for additional information regarding our credit facilities.

Mexican Financings

On April 1, 2005, we and our Mexican subsidiaries, GW Servicios S.A. (Servicios) and Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) amended loan agreements and related documents (Notes) with the International Finance Corporation (IFC) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (FMO) to revise certain terms of Servicios’ existing loans from IFC and FMO as well as our existing support obligations related to such loans, effective March 15, 2005.

The amended agreements eliminate our obligation to provide additional funding under the terms of the original agreement and instead obligate us to provide up to $8.9 million to Servicios (in addition to the $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations. Additionally, to the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the amended agreements as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess. Pursuant to this funding requirement, based on FCCM’s 2005 EBITDA and capital expenditures, we were obligated to advance $2.7 million in the first quarter of 2006. Furthermore, due primarily to the impact of Hurricane Stan on its operations, we expect at this time our Mexican operations will not be able to service its $1.8 million of U. S. dollar denominated principal and interest payments due in September, 2006, and will require financial support from us.

FCCM is not currently in default under the Notes documents as a result of the damage from Hurricane Stan, but revenue and cash flow shortfalls, among other factors, may result in a default in the future.

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

On March 3, 2006, we received notice that the International Finance Corporation (IFC) exercised its put option to sell its 12.7 percent indirect equity stake in the Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to us. The amount to be paid to the IFC is still being negotiated. We estimate the possible value to be less than $1.7 million.

Impact of Foreign Currencies on Operating Revenues – In the six months ended June 30, 2006, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues:

	Six Months Ended June 30,
	2006		2005
	As Reported	Currency Translation Impact	Revenue Less Currency Impact	As Reported
	(in thousands)
U.S. Operating Revenues	$176,127	n/a	$176,127	$133,519
Canada Operating Revenues	29,120	2,275	26,845	25,600
Mexico Operating Revenues	14,610	259	14,351	17,705
Australia Operating Revenues	6,715	n/a	6,715	—

Total Operating Revenues	$226,572	$2,534	$224,038	$176,824

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation), which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. The EITF states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to APB Opinion 22 if those amounts are significant. This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently in the process of evaluating the effect EITF No. 06-3 will have on our disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During 2001 and 2004, we entered into various interest rate swap agreements and swapped our variable LIBOR interest rates on long-term debt for a fixed interest rate. These swaps expire at various dates through September 2007, and the fixed base rates range from 4.5% to 5.46%. At June 30, 2006 and December 31, 2005, the notional amount under these agreements was $27.9 million and $29.1 million, respectively, and the fair value of these interest rate swaps was negative $13,000 and negative $237,000, respectively.

During 2005, we purchased two exchange rate options that establish exchange rates for converting Mexican Pesos to U.S. Dollars. One of the options expired in March 2006. The remaining option, which expires in September 2006, gives us the right to sell Mexican Pesos for U.S. Dollars at an exchange rate of 12.52 Mexican Pesos to the U.S. Dollar. At June 30, 2006, the notional amount under this agreement was $1.8 million. We paid an up-front premium of $20,000 for the option in the quarter ended March 31, 2005. The fair value was $4,000 and $5,000 as of June 30, 2006 and December 31, 2005, respectively.

On February 13, 2006, we entered into a foreign currency forward contract with a notional amount of $190 million to hedge a portion of our net investment in 50% of the equity of ARG. The contract, which expired in May 2006, was extended to June 1, 2006, and protected the hedged portion of our net investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on our net investment, we recorded a net loss of $4.3 million from this contract, which is included in the net gain on sale of ARG.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Our Chief Executive Officer and Chief Financial Officer note that during the quarter ending June 30, 2006, we did not timely file a Current Report on Form 8-K to disclose pro forma financial information relative to the ARG Sale. This information was furnished on August 9, 2006 in Amendment 1 to the Current Report on Form 8-K filed on June 2, 2006 (regarding the Australian Transactions). Notwithstanding the delayed Form 8-K filing, based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting – During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rail Partners

As previously disclosed, on February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed an amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad), certain other of our subsidiaries, and the general manager of the Galveston Railroad and RMC, the former owner of the Galveston Railroad. Owens’ claims arise in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arise in connection with the Galveston Railroad’s lease of the Port’s facilities and railroad services undertaken on behalf of the Port.

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

In the amended complaint, the Port alleges that since 1987 the Galveston Railroad has improperly engaged in efforts to reduce revenues shared with the Port by failing to accurately and completely disclose revenues, diverting traffic to avoid sharing revenue and sub-leasing Port property without the Port’s required consent. In addition, the Port alleges that in 1997, the general manager of the Galveston Railroad, in his prior position as an employee of the Port, improperly induced the Port to enter into a 40 year extension of the Galveston Railroad lease without the Port receiving adequate consideration. The Port seeks to have the right to unilaterally terminate the lease and evict Galveston Railroad from the Port, damages for breach of contract and commercial tort claims based on the forfeiture of revenues, plus an amount to be determined for punitive and similar damages.

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

In late June, all parties engaged in a voluntary mediation session with regard to this litigation but were unable to reach a resolution of the dispute. An additional voluntary mediation session has been scheduled for mid-August. Discovery and other proceedings in the case are ongoing.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners, and thus substantially all of the alleged improper conduct occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the purchase of the Galveston Railroad, these claims are subject to indemnification by RMC and the securities purchase agreement requires RMC to maintain certain funds in escrow, which we believe will cover a portion of actual damages, if any. RMC has acknowledged that it is obligated to indemnify us in accordance with and subject to the terms and limits as set forth in the securities purchase agreement.

Canada

As previously disclosed, on February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of our subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents who live near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class, but is seeking to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

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

On May 18, 2006 the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006, but has not yet commenced proceedings on the merits of the underlying claim.

Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes that we have adequate provisions in the financial statements for any expected liabilities which may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact to our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

ITEM 1A. RISK FACTORS

For further explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Form 10-Q.

ITEM 2(c). ISSUER PURCHASES OF EQUITY SECURITIES

On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of June 30, 2006, 11,500 shares of our common stock had been repurchased under this plan.

The additional 4,703 shares acquired in the three months ended June 30, 2006, represent common stock acquired by us from our employees who exchanged owned shares in lieu of cash to pay for taxes on restricted stock that vested during the period.

2006	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	—	—	988,500
May 1 to May 31	4,703	$29.08	—	988,500
June 1 to June 30	—	—	—	988,500

Total	4,703	$29.08	11,500	988,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2006, the Stockholders of the Company voted on the following proposals at the Annual Meeting:

Proposal	1: To elect three directors to serve for a three-year term expiring in 2009:

	For	Authority Withheld
David C. Hurley	73,007,798	551,618
Peter O. Scannell	72,147,654	1,411,762
Hon. M. Douglas Young, P.C.	71,702,471	1,856,945

The other directors, whose terms of office continued after the meeting, were Mortimer B. Fuller III, Robert M. Melzer, Philip J. Ringo, and Mark A. Scudder.

Proposal 2: To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006:

For	73,362,297
Against	184,836
Abstain	12,282

ITEM 5. OTHER INFORMATION

On June 1, 2006, the Company sold its 50 percent-owned interest in the Western Australia operations and certain other assets of the Australian Railroad Group (ARG). ARG was 50 percent-owned by the Company and 50 percent-owned by Wesfarmers Limited. On August 8, 2006, the Company determined that pro forma financial statements required by Article 11 of Regulation S-X relating to this sale were required to be filed on Form 8-K by June 7, 2006. The required pro forma financial information was filed on August 9, 2006.

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

GENESEE & WYOMING INC.

Date: August 9, 2006	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: August 9, 2006	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller