Form 10-Q
period 2006-09-30
GENESEE & WYOMING INC
filed 2006-11-08
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006	Commission File No. 001-31456

GENESEE & WYOMING INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

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

Large	Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on November 2, 2006:

Class	Number of Shares Outstanding
Class A Common Stock	37,477,268
Class B Common Stock	3,975,180

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES	$128,304	$105,250	$354,876	$282,073

OPERATING EXPENSES:
Transportation	42,193	36,052	119,474	96,765
Maintenance of ways and structures	11,032	8,687	31,369	25,137
Maintenance of equipment	17,581	14,991	50,093	41,771
Diesel fuel sold to third parties	5,458	—	7,089	—
General and administrative	20,720	17,751	64,945	49,692
Net loss (gain) on sale and impairment of assets	36,397	(3,368)	36,265	(3,367)
Gain on insurance recovery	—	—	(1,937)	—
Depreciation and amortization	7,888	7,058	22,138	17,717

Total operating expenses	141,269	81,171	329,436	227,715

(LOSS) INCOME FROM OPERATIONS	(12,965)	24,079	25,440	54,358
Gain on sale of equity investment in ARG	10,421	—	218,845	—
Investment loss - Bolivia	—	—	(5,878)	—
Equity income (loss) of unconsolidated international affiliates	—	3,585	(10,752)	10,440
Interest income	3,279	154	4,461	253
Interest expense	(3,890)	(4,919)	(13,587)	(9,875)
Other income (expense), net	776	(72)	2,257	(549)

(Loss) income before income taxes	(2,379)	22,827	220,786	54,627
Provision for income taxes	9,727	5,783	101,129	15,319

Net (loss) income	$(12,106)	$17,044	$119,657	$39,308

Basic (loss) earnings per common share	$(0.32)	$0.46	$3.18	$1.07

Weighted average shares - Basic	37,739	37,035	37,600	36,829

Diluted (loss) earnings per common share	$(0.32)	$0.41	$2.82	$0.94

Weighted average shares - Diluted	37,739	41,815	42,488	41,608

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$242,366	$18,669
Accounts receivable, net of allowances for doubtful accounts of $2,675 and $1,890, respectively	113,870	91,134
Materials and supplies	11,776	6,765
Prepaid expenses and other	10,963	8,298
Deferred income tax assets, net	7,945	4,230

Total current assets	386,920	129,096

PROPERTY AND EQUIPMENT, net	551,162	535,994
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,535	136,443
GOODWILL	38,163	31,233
INTANGIBLE ASSETS, net	121,562	135,444
OTHER ASSETS, net	10,424	12,388

Total assets	$1,112,766	$980,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$16,551	$4,726
Accounts payable	101,843	87,496
Accrued expenses	33,783	28,270
Income tax payable - Australia	86,216	—

Total current liabilities	238,393	120,492

LONG-TERM DEBT, less current portion	232,192	333,625
DEFERRED INCOME TAX LIABILITIES, net	72,462	59,891
DEFERRED ITEMS-grants from governmental agencies	49,930	48,242
OTHER LONG-TERM LIABILITIES	17,176	20,528
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,349,485 and 42,516,903 shares issued and 37,561,763 and 37,195,044 shares outstanding (net of 5,787,722 and 5,321,859 shares in treasury) on September 30, 2006 and December 31, 2005, respectively	433	425
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,180 shares issued and outstanding on September 30, 2006 and December 31, 2005	40	40
Additional paid-in capital	185,028	168,007
Retained earnings	337,846	218,189
Accumulated other comprehensive income	3,616	24,175
Treasury stock, at cost	(24,350)	(13,016)

Total stockholders’ equity	502,613	397,820

Total liabilities and stockholders’ equity	$1,112,766	$980,598

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,657	$39,308
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	22,138	17,717
Amortization of restricted stock	768	486
Compensation cost related to stock options	5,404	915
Excess tax benefits from share-based compensation	(4,368)	(392)
Deferred income taxes	16,021	5,385
Tax benefit upon exercise of stock options	—	309
Gain on insurance recovery	(1,937)	—
Gain on sale of equity investment in ARG	(218,845)	—
Net loss (gain) on sale and impairment of assets	36,265	(3,367)
Investment loss - Bolivia	5,878	—
Equity loss (income) of unconsolidated international affiliates, net of tax	7,500	(7,425)
Changes in assets and liabilities, net of effect of acquisitions -
Accounts receivable, net	(10,562)	(11,115)
Materials and supplies	(2,439)	(1,091)
Prepaid expenses and other	(2,363)	741
Accounts payable and accrued expenses	10,467	8,220
Income tax payable - Australia	86,216	—
Other assets and liabilities, net	(5,984)	1,242

Net cash provided by operating activities	63,816	50,933
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of government grants	(33,562)	(21,951)
Proceeds from ARG Sale	306,746	—
Purchase of Chattahoochee Bay Railroad	(6,050)	—
Purchase of Wesfarmers’ 50-percent ownership of remaining ARG operations, net of cash received	(15,139)	—
Purchase of Rail Partners, net of cash received	—	(238,204)
Additional purchase price for Genesee Rail-One	—	(6,500)
Cash received from unconsolidated international affiliates	—	655
Valuation adjustment of split dollar life insurance	63	32
Proceeds from disposition of property and equipment	499	4,093

Net cash provided by (used in) investing activities	252,557	(261,875)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(183,446)	(159,398)
Proceeds from issuance of long-term debt	92,500	359,800
Debt issuance costs	—	(1,629)
Net proceeds from employee stock purchases	6,345	2,761
Treasury stock purchases	(11,188)	(368)
Excess tax benefits from share-based compensation	4,368	392

Net cash (used in) provided by financing activities	(91,421)	201,558

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,255)	1,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	223,697	(8,232)
CASH AND CASH EQUIVALENTS, beginning of period	18,669	14,451

CASH AND CASH EQUIVALENTS, end of period	$242,366	$6,219

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. References to “we,” “our,” or “us” mean Genesee & Wyoming Inc. and its subsidiaries and affiliates, and when we use the term “ARG” we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. ARG was our 50%-owned affiliate based in Perth, Western Australia (See Note 3). All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2006 and 2005, are presented on a basis consistent with audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2005 was derived from the audited financial statements in our 2005 Form 10-K but does not include all disclosures required by U.S. GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in our 2005 Form 10-K. Certain prior period balances have been reclassified to conform to the 2006 presentation, including equity income of unconsolidated international affiliates.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerators:
Net (loss) income	$(12,106)	$17,044	$119,657	$39,308

Denominators:
Weighted average Class A Common Shares outstanding - Basic	37,739	37,035	37,600	36,829

Weighted average Class B Common Shares outstanding	—	3,975	3,975	3,975
Dilutive effect of employee stock grants	—	805	913	804

Weighted average shares - Diluted	37,739	41,815	42,488	41,608

(Loss) earnings per common share:
Basic	$(0.32)	$0.46	$3.18	$1.07

Diluted	$(0.32)	$0.41	$2.82	$0.94

For the three months ended September 30, 2006, because of the loss reported, the diluted shares outstanding for the third quarter of 2006 exclude the effects of 4.0 million common shares from our Class B common stock and 600,000 potential common shares from our stock-based compensation plans. For the nine months ended September 30, 2006, the dilutive effect of unvested employee stock grants of 721,000 was not included in the computation of diluted earnings per share because they are anti-dilutive.

Stock Repurchase

During the three months ended September 30, 2006, we repurchased 450,000 shares of our Class A common stock at an average price of $24.33. As of September 30, 2006, we have repurchased a total of 461,000 shares of our Class A common stock of the 1,000,000 shares authorized for repurchase by our Board of Directors on November 2, 2004.

Stock Split

On February 14, 2006, we announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2006, to stockholders of record as of February 28, 2006. All share and per share amounts presented herein have been restated to reflect the retroactive effect of the stock split.

3. CHANGES IN OPERATIONS:

Australia

Effective June 1, 2006, we and our 50-percent partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the sale, we recognized a $218.8 million net gain, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into U.S. dollars from our original investment in ARG and reported equity earnings since 2000. This net gain also includes $10.4 million recorded during the three months ended September 30, 2006, as a result of our share of post-closing adjustments. In connection with the ARG Sale, we also incurred $5.8 million of net transaction-related expenses, of which $4.9 million included management bonuses, stock option awards and other expenses.

Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.1 million (GWA Purchase). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100-percent owned subsidiary. The GWA Purchase is accounted for under the purchase method of accounting. However, because we previously held a 50-percent share of these assets through our ownership interest in ARG, we are required to apply a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50-percent share was lower than 50-percent of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50-percent share of the impairment loss recorded by ARG, which is included in equity income of international affiliates in our statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, 100-percent of the value of GWA’s net assets ($30.1 million) is included in our balance sheet at June 1, 2006.

The following tables set forth our preliminary allocation of the value of GWA among respective assets and liabilities (in thousands):

Cash	$1,441
Other current assets	12,902
Property and equipment	24,379
Deferred tax assets, net	3,799

Total assets	42,521
Current liabilities	10,381
Long-term liabilities	2,036

Total liabilities	12,417

Net assets	$30,104

South America

On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of Genesee & Wyoming Chile S.A. (GWC), that we were ceasing our efforts to restructure the $12.0 million non-recourse debt obligation of GWC, through which we maintain a partial equity interest in Ferroviaria Oriental S.A. (Oriental).

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

Accordingly, we determined during the second quarter that our $8.9 million equity investment, including the portion held though GWC, had suffered an other than temporary decline in value. Based on our assessment of the fair value, we wrote down our investment by $5.9 million with a corresponding charge to earnings.

As of June 1, 2006, we have discontinued equity accounting for the remaining $3.0 million investment. We will continue to monitor the political situation in Bolivia and will account for this investment under the cost method in future periods and will record income to the extent that we receive cash dividends from Oriental. Historically, Oriental’s results of operations have not had a material impact on our results of operations.

Mexico

In October 2005, our Mexican railroad operations, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) and GW Servicios S.A. (Servicios) were struck by Hurricane Stan with the most severe impact concentrated in the State of Chiapas between the town of Tonalá and the Guatemalan border. Approximately seventy bridges were damaged or destroyed and various segments of track were washed out. Over the past twelve months, FCCM has been working with the Mexican Ministry of Communications and Transportation (SCT) and other Mexican government agencies to develop a reconstruction plan for the damaged portion of the railroad. In July 2006, FCCM received a letter from the SCT indicating that the SCT intended to fund 75% of the $20.0 million expected cost to rebuild the damaged rail line subject to certain conditions. That project was expected to begin prior to year-end 2006.

Since July 2006, FCCM has been negotiating a formal agreement with the SCT and has undertaken project design work. However, recent actions taken by the National Water Commission (CNA) and other Mexican government agencies in the storm-damaged area have significantly increased the cost of the rail line reconstruction project and have made the timetable to completion uncertain. To date, the government has not committed adequate resources to fund the project and we do not intend to fund these additional costs. Accordingly, we recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the quarter ended September 30, 2006, reflecting the write-down of non-current assets and related effects of FCCM. FCCM’s remaining $16.9 million of assets as of September 30, 2006, consisted of approximately $7.0 million of non-current assets, primarily locomotives and freight cars, and approximately $9.9 million of current assets, primarily receivables and inventory.

As previously disclosed, on September 15, 2006, Servicios was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. As a result, the lenders to the Mexican operations have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $15.2 million), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $8.9 million from us pursuant to a guarantee. Neither this payment default, nor any action taken by the lenders to collect under the loan agreements, will result in a default under our other outstanding debt obligations. We are engaged in a number of actions seeking resolution of the situation in Mexico. However, we expect to continue to incur operating losses from the Mexican business and may record additional charges going forward. As a result of the changing economic circumstances of our Mexican operations as compared to our other businesses, we have decided to present our Mexican business as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning this quarter. See Note 11 for additional information.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, our newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The preliminary purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous to and now connect our Bay Line Railroad and our Chattahoochee Industrial Railroad.

Portsmouth Terminal: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million. The 12.5 mile rail line runs through Portsmouth, Chesapeake and Suffolk, VA. Our subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon receipt of customary regulatory approvals.

Homer City Branch: In July 2005, our Homer City Branch, which is located in Homer City, Pennsylvania, began operations to a coal-fired power plant upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch, which was acquired in January of 2004 from CSX, is contiguous to our existing railroad operations.

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

Pro Forma Financial Results

The following table summarizes our pro forma operating results for the nine-month period ended September 30, 2005, as if Rail Partners had been acquired as of January 1, 2005 (in thousands, except per share amounts):

Nine Months
Operating revenues	$307,823
Net income	$38,851
Basic earnings per share	$1.05
Diluted earnings per share	$0.93

The pro forma operating results for the nine-month period ended September 30, 2005, includes the acquisition of Rail Partners, adjusted, net of tax, for depreciation and amortization expense resulting from the step-up in basis of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track improvements which were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners operating results reflected in these pro forma operating results include certain senior management and administrative deferred compensation and other expenses that we did not continue as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had all the transactions been completed as of the assumed dates and for the periods presented and is not intended to be a projection of future results or trends.

First Coast Railroad Inc: On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

4. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Intangible and other assets are as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$—	$—	$—	$7,380	$1,537	$5,843
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	1,402	9,165	10,566	1,078	9,488
Transportation Services Agreement (GP Railroads)	27,056	2,480	24,575	27,055	1,803	25,252
Customer Contracts and Relationships (Rail Partners and CHAT)	54,841	2,910	51,931	60,406	1,436	58,970
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	128,354	6,792	121,562	141,298	5,854	135,444

OTHER ASSETS:
Deferred financing costs	5,940	1,928	4,011	5,933	1,289	4,644
Other assets	6,523	110	6,413	7,832	88	7,744

Total Other Assets	12,463	2,038	10,424	13,765	1,377	12,388

Total Intangible and Other Assets	$140,817	$8,830	$131,986	$155,063	$7,231	$147,832

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is not amortized. The changes in the carrying amount of goodwill are as follows (in thousands):

	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005
Goodwill:
Balance at beginning of period	$31,233	$24,682
Goodwill additions	6,564	6,500
Currency translation adjustment	366	51

Balance at end of period	$38,163	$31,233

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). In the three months ended September 30, 2006, we tested the Chiapas-Mayab Operating License agreement that was being amortized over 30 years, and recorded an impairment charge of $5.5 million. In addition, we recorded a full valuation allowance of $2.3 million against a Mexican tax credit carry forward included in other assets. (see Note 3 for additional information)

The estimated useful life over which we are amortizing the Illinois and Midland Railroad’s Amended and Restated Service Assurance Agreement (ARSAA) is based on our estimate that the useful life of the coal-fired electricity generation plant to which we provide service will be through 2027.

The Transportation Services Agreement (the TSA) is a 20-year agreement to provide exclusive rail transportation service to facilities of the Georgia Pacific Corporation. We believe that these facilities have a 30-year economic life and that we will continue to be the exclusive rail transportation service provider until the end of the plants’ useful life. Therefore, the TSA is being amortized on a straight-line basis over a 30-year life which began January 1, 2004.

We allocated $53.8 million of the purchase price for the Rail Partners acquisition to intangible assets. These intangible assets were valued as customer relationships or contracts and are being amortized on a straight line basis over the expected economic longevity of the customer relationship or the facility served or the length of the customer contract, as applicable. The weighted average life of these intangible assets is 27 years. We also allocated $6.6 million of the final purchase price for the Rail Partners acquisition to goodwill. The $6.6 million of goodwill will be deductible for tax purposes over a 15-year period.

In the preliminary purchase price allocation of CHAT, we allocated $1.0 million to intangible assets. These intangible assets were valued as customer contracts and are amortized on a straight line basis over the expected economic life of 30 years.

The Track Access Agreements are perpetual trackage agreements assumed in our acquisition of Utah Railway Company. Under SFAS No. 142, these assets have been determined to have an indefinite useful life and therefore are not subject to amortization. However, these assets are tested for impairment on an annual basis.

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

5. EQUITY INVESTMENTS

Australian Railroad Group

As discussed in Note 3, we and our 50-percent partner, Wesfarmers, sold the Western Australia operations and certain other assets of ARG on June 1, 2006. Simultaneously, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia. Accordingly, the following are U.S. GAAP condensed balance sheets of ARG as of May 31, 2006, immediately prior to the sale and purchase transactions, and December 31, 2005, and the related condensed consolidated statements of operations and cash flows for the five-month period ended May 31, 2006, and nine-month period ended September 30, 2005 (in thousands of U.S. dollars). The periods presented represent those for which we accounted for our investment in ARG under the equity method of accounting. For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of May 31, 2006	$0.753
As of December 31, 2005	$0.734
Average for the five months ended May 31, 2006	$0.743
Average for the nine months ended September 30, 2005	$0.768

As described in Note 3 regarding the GWA Purchase, because the $15.1 million purchase price for Wesfarmers’ 50-percent share was lower than 50-percent of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our previously held 50-percent share of the impairment loss recorded by ARG. Accordingly, the ARG financial statements included below have been adjusted to reflect 100-percent of the non-cash loss or $32.3 million ($22.6 million, net of tax).

Australian Railroad Group Pty Ltd

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	May 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,890	$12,515
Accounts receivable, net	45,815	54,257
Materials and supplies	13,901	11,226
Prepaid expenses and other	1,235	2,323

Total current assets	81,841	80,321

PROPERTY AND EQUIPMENT, net	560,253	551,849
DEFERRED INCOME TAX ASSETS, net	66,656	67,834
OTHER ASSETS, net	1,574	7,799

Total assets	$710,324	$707,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,733	$25,473
Accrued expenses	31,085	32,890
Current income tax liabilities	—	10

Total current liabilities	59,818	58,373

LONG-TERM BANK DEBT	376,300	359,415
DEFERRED INCOME TAX LIABILITIES, net	16,299	24,599
OTHER LONG-TERM LIABILITIES	13,237	11,121
FAIR VALUE OF INTEREST RATE SWAPS	2,447	4,735

Total non-current liabilities	408,283	399,870

REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,251	15,838

TOTAL STOCKHOLDERS’ EQUITY	225,972	233,722

Total liabilities and stockholders’ equity	$710,324	$707,803

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Operations

(in thousands of U.S. dollars)

	Five Months Ended May 31, 2006	Nine Months Ended Sept 30, 2005
Operating revenues	$147,044	$257,739
Impairment loss	32,345	—
Operating expenses	125,193	216,256

(Loss) income from operations	(10,494)	41,483

Interest expense	(11,477)	(22,122)
Other income, net	218	583

(Loss) income before income taxes	(21,753)	19,944
(Benefit from) provision for income taxes	(6,503)	6,031

Net (loss) income	$(15,250)	$13,913

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Five Months Ended May 31, 2006	Nine Months Ended Sept 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,250)	$13,913
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Depreciation and amortization	14,584	23,912
Deferred income taxes	(5,885)	7,366
Impairment loss	32,345	—
Net loss (gain) on sale of assets	84	(297)
Changes in assets and liabilities	9,568	(8,131)

Net cash provided by operating activities	35,446	36,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,620)	(48,525)
Proceeds from disposition of property and equipment	714	1,980

Net cash used in investing activities	(34,906)	(46,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,272	7,680

Net cash provided by financing activities	7,272	7,680

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	563	(537)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,375	(2,639)
CASH AND CASH EQUIVALENTS, beginning of period	12,515	21,217

CASH AND CASH EQUIVALENTS, end of period	$20,890	$18,578

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

In accordance with the derivative accounting requirements, the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities, and the effective portion of the change in the value of the derivative instrument is recorded in other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of operations in interest expense.

Accounting for Derivative Financial Instruments

Interest Rate Risk Management

We use interest rate swaps to manage our exposure to changes in interest rates of our floating rate debt. Interest rate swaps are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of operations as a reduction or increase in interest expense, respectively.

During 2001 and 2004, we entered into various interest rate swaps and swapped our variable LIBOR interest rates on long-term debt for a fixed interest rate. One of these swaps expired in September 2006. The remaining swap expires in September 2007. At September 30, 2006, the notional amount under the remaining agreement was $22.4 million, and the fair value of this interest rate swap was negative $85,000. At December 31, 2005, the notional amount under these agreements was $29.1 million, and the fair value was negative $237,000.

Foreign Currency Exchange Rate Risk

We purchase options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges.

Foreign Currency Hedge

On February 13, 2006, we entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of our investment in 50-percent of the equity of ARG. The contracts, which expired in May 2006, were extended to June 1, 2006, and protected the hedged portion of our net investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on our net investment, we recorded a loss of $4.3 million from these contracts, which is included in the net gain on the ARG Sale.

7. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost (in thousands):

Three months ended September 30,

	Pension		Other Retirement Benefits
	2006	2005	2006	2005
Service cost	$20	$34	$32	$28
Interest cost	48	46	63	56
Expected return on plan assets	(47)	(38)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	(5)	—	—	—
Amortization of loss (gain)	1	(1)	9	9

Net periodic benefit cost	$53	$77	$104	$93

Nine months ended September 30,

	Pension		Other Retirement Benefits
	2006	2005	2006	2005
Service cost	$87	$118	$99	$84
Interest cost	152	148	187	167
Expected return on plan assets	(140)	(114)	—	—
Amortization of transition liability	108	107	—	—
Amortization of prior service cost	(11)	—	—	—
Amortization of loss	10	5	33	29

Net periodic benefit cost	$206	$264	$319	$280

Employer Contributions

We disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $650,000 to our pension plans in 2006. As of September 30, 2006, contributions of $533,000 had been made. We anticipate contributing the remaining $117,000 later this year.

8. INCOME TAXES:

For the three months ended September 30, 2006, we recorded a full valuation allowance on the remaining deferred tax assets of our Mexican subsidiaries. The developments in negotiating the reconstruction plan discussed in Note 3 have resulted in our belief that the Mexican subsidiaries will not generate enough taxable income to realize the benefit of their deferred tax assets. Accordingly, a valuation allowance of $10.5 million was recorded on the remaining deferred tax assets, in addition to the valuation allowance of $1.0 million recorded in the three months ended June 30, 2006. Absent the impact of the valuation allowance, our effective tax rate in the three months ended September 30, 2006, was 31.7% compared to 25.3% in the three months ended September 30, 2005. This increase was primarily attributable to the gain on the ARG Sale.

Our effective income tax rate in the nine months ended September 30, 2006 was 45.8% compared to 28.0% in the nine months ended September 30, 2005. The increase in the nine month period was primarily attributable to the gain on the ARG Sale and the recording of a full valuation allowance on the deferred tax assets of our Mexican subsidiaries. During the nine months ended September 30, 2006, we recorded a valuation allowance of $11.5 million against the deferred tax assets of our Mexican subsidiaries. We believe it is more likely than not that the benefits of the deferred tax assets in Mexico will not be realized due to continuing adverse business conditions since Hurricane Stan washed out a portion of our track in October 2005.

9. COMMITMENTS AND CONTINGENCIES:

Rail Partners

As previously disclosed, on February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed the second amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc. (the Company), Galveston Railroad, L.P. (Galveston Railroad), Rail Link Inc. (Rail Link), the general manager of the Galveston Railroad and Rail Management Corporation (RMC), the former owner of the Galveston Railroad (collectively, the Defendants). Owens’ claims arose in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arose in connection with the Galveston Railroad’s lease of the Port’s facilities.

On August 11, 2006, the Defendants entered into a Settlement Agreement (the Agreement) with the Port. Without admitting any liability, the Defendants agreed to settle the Port’s pending claims against the Defendants in the County Court. In connection with the Agreement, we agreed to pay $750,000 to the Port, which is reflected as an expense in our statement of operations for the quarter ended September 30, 2006. Our subsidiary, Galveston Railroad, has also entered into a new lease with the Port, which lease has a twenty (20) year term.

As previously disclosed, Owens is not a party to the Agreement and Owens’ claims against the Defendants remain unchanged. Owens alleges that Galveston Railroad violated the confidentiality agreement relating to the joint storage and switching of rail cars at the Port and thereby caused the failure of his business. Owens seeks damages for breach of contract and commercial tort claims, plus an amount to be determined for punitive and similar damages. On March 8, 2006, Owens filed a Motion for Partial Summary Judgment with respect to claims that Galveston Railroad and RMC breached a contractual obligation of confidentiality in November 2002. On April 20, 2006, the County Court held a hearing in connection with Owens’ Motion and on April 27, 2006, the County Court issued an order granting Owens’ Motion, finding that there was a breach of the contractual obligation of confidentiality by Galveston Railroad and RMC. Issues related to whether this breach was the proximate cause of any damages and the amount of such damages, if any, remain the subject of further litigation.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners, and all of the improper conduct alleged by Owens occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to our purchase of the Galveston Railroad, damages associated with Owens’ claims are subject to indemnification by RMC and the securities purchase agreement requires RMC to maintain certain funds in escrow, which we believe will cover our actual damages, if any. RMC has acknowledged that it is obligated to indemnify us in accordance with and subject to the terms and limits as set forth in the securities purchase agreement.

Canada

As previously disclosed, on February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of our subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class, but is seeking to recover for his

“trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

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

On May 18, 2006 the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006. On June 26, 2006, the plaintiff filed a Bill of Costs before the Quebec Court of Appeal and was awarded immaterial costs. The plaintiff has not yet commenced proceedings on the merits of the underlying claim and has requested a settlement conference be held prior to any proceedings being instituted. The settlement conference is expected to take place by early 2007. Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

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

10. STOCK-BASED COMPENSATION PLANS

The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock and restricted stock units. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payments” (SFAS 123R). This statement requires companies to recognize compensation expense equal to the fair value of share-based payments. We elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application.

For the three months ended September 30, 2006, compensation cost of $1.0 million pre-tax, or $790,000 after-tax, from amortizing stock options reduced earnings by $0.02 per share. For the nine months ended September 30, 2006, compensation cost of $5.4 million pre-tax, or $3.8 million after-tax, from amortizing stock options reduced earnings by $0.10 per share. Of the $5.4 million compensation cost, $2.7 million was attributable to stock option awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006. Future compensation cost not yet recognized of $5.8 million related to non-vested awards is expected to be recognized through June 30, 2009.

The pro forma expense for basic and diluted earnings per share for 2005 was determined using the fair value method as presented by SFAS 123. The following table provides supplemental information for the nine months ended September 30, 2005 (in thousands, except earnings per share):

Nine Months Ended September 30, 2005
Net Income: As reported	$39,308
Deduct: Total stock-based employee compensation expense determined under SFAS 123 through date of adoption of SFAS 123R had compensation cost been recognized, net of related tax effects	1,385

Pro Forma	$37,923

Basic EPS: As reported	$1.07
Pro Forma	$1.03
Diluted EPS: As reported	$0.94
Pro Forma	$0.91

The following is a summary of stock option activity for the nine months ended:

	September 30,
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at beginning of year	2,339,673	$11.90	2,386,751	$9.54
Granted	743,114	29.84	582,198	16.62
Exercised	(728,491)	8.33	(408,301)	5.77
Expired	(2)	7.10	(20,251)	7.28
Forfeited	(183,320)	16.23	(25,726)	9.99

Outstanding at September 30	2,170,974	18.87	2,514,671	11.81

Exercisable at September 30	1,165,766	17.11	1,111,082	9.00

Weighted average fair value of options granted		8.69		5.28

The following table summarizes information about stock options outstanding at September 30, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 – $3.43	20,252	3.1 years	$2.65	20,252	$2.65
3.43 – 6.86	10,125	1.1 years	5.63	10,125	5.63
6.86 – 10.29	540,655	1.5 years	9.76	414,924	9.70
10.29 – 13.72	20,165	4.4 years	10.67	10,125	10.39
13.72 – 17.16	857,210	3.1 years	16.18	409,035	16.03
17.16 – 20.59	6,024	3.6 years	18.26	—	—
20.59 – 24.02	1,500	4.1 years	22.41	—	—
27.45 – 30.88	701,643	4.6 years	29.82	301,305	30.37
30.88 – 34.31	13,400	4.5 years	31.41	—	—

$0.00 – 34.31	2,170,974	3.2 years	18.87	1,165,766	17.11

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 2, 2006	May 30, 2006	March 29, 2006	May 18, 2005
Risk-free interest rate	4.9%	4.9%	4.8%	3.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected lives in years	3.0	3.0	3.0	3.0
Expected volatility	34.0%	34.0%	36.9%	41.0%

A summary of the status of our non-vested stock options as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Non-vested Options	Options	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	1,339,950	$5.30
Granted	743,114	$8.69
Vested	(894,534)	$6.13
Forfeited	(183,322)	$5.78

Non-vested at September 30, 2006	1,005,208	$6.65

The following table summarizes our restricted stock and restricted stock unit activity for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Outstanding at beginning of year	112,855	66,333
Granted	88,636	81,002
Vested	(50,541)	(27,617)
Forfeited	(17,018)	(3,933)

Outstanding at September 30	133,932	115,785

In the nine months ended September 30, 2006, we awarded 1,644 shares of restricted stock valued at $27.32 per share; 1,000 shares of restricted stock valued at $31.09 per share; 48,321 shares of restricted stock valued at $29.41 per share; and 37,671 shares of restricted stock valued at $30.37 per share. At September 30, 2006, there were 133,932 shares of restricted stock and restricted stock units outstanding. Amortization expense for the restricted stock shares was $768,000 and $486,000 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, there were 900,244 Class A shares available for future issuance under the Plan. These shares are available for the grant of stock options, restricted stock, stock appreciation rights, restricted stock units, and any other form of award established by the Compensation Committee which is consistent with the Plan’s purpose.

We have reserved 1,265,625 shares of Class A common stock that we may sell to our full-time employees under our Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At September 30, 2006, 92,490 shares had been purchased under this plan. In accordance with SFAS 123R, we recorded compensation expense for the 10% purchase discount of $22,000 in the nine months ended September 30, 2006.

11. BUSINESS SEGMENT and GEOGRAPHIC AREA INFORMATION:

As discussed in Note 3, because of the changing economic circumstances of our Mexican operations as compared to our other businesses, we have decided to present our Mexican business as a separate operating segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning this quarter. Accordingly, we operate two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Accounting policies for the reportable segments are the same as those described in Note 2, “Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005. Performance of the segments is evaluated based on operating income (loss) of the segment. Other than cash advances to our Mexico Operations segment, there were no material inter-segment transactions in the periods presented. As of September 30, 2006, our Mexico Operations segment had a $13.2 million intercompany liability due to our Railroad Operations Excluding Mexico segment.

Summarized financial information for each business segment and for each geographic area for the three-month and nine-month periods ended September 30, 2006 and 2005, and long-lived assets for each geographic area as of September 30, 2006 and December 31, 2005 (in thousands):

Business Segment Data

	Three Months Ended September 30, 2006
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$121,019	$7,285	$128,304
Impairment loss and related charges	—	34,156	34,156
Depreciation and amortization expense	7,307	581	7,888
Operating income (loss)	23,168	(36,133)	(12,965)
Interest income	3,279	—	3,279
Interest expense	3,335	555	3,890
Income tax	9,431	296	9,727
Net income (loss)	25,574	(37,680)	(12,106)
Purchases of property and equipment	13,497	1,375	14,872
Total assets	1,095,910	16,856	1,112,766

	Three Months Ended September 30, 2005
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$95,143	$10,107	$105,250
Depreciation and amortization expense	6,491	567	7,058
Operating income	22,873	1,206	24,079
Interest income	122	32	154
Interest expense	4,486	433	4,919
Income tax (benefit)	6,508	(725)	5,783
Net income	15,414	1,630	17,044
Purchases of property and equipment	9,311	1,165	10,476
Total assets	905,457	57,389	962,846

	Nine Months Ended September 30, 2006
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$332,981	$21,895	$354,876
Impairment loss and related charges	—	34,156	34,156
Depreciation and amortization expense	20,405	1,733	22,138
Operating income (loss)	62,996	(37,556)	25,440
Interest income	4,461	—	4,461
Interest expense	12,186	1,401	13,587
Income tax	100,450	679	101,129
Net income (loss)	158,609	(38,952)	119,657
Purchases of property and equipment	30,306	3,256	33,562
Total assets	1,095,910	16,856	1,112,766

	Nine Months Ended September 30, 2005
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$254,261	$27,812	$282,073
Depreciation and amortization expense	16,083	1,634	17,717
Operating income	52,016	2,342	54,358
Interest income	169	84	253
Interest expense	8,562	1,313	9,875
Income tax (benefit)	15,437	(118)	15,319
Net income	38,648	660	39,308
Purchases of property and equipment	18,330	3,621	21,951
Total assets	905,457	57,389	962,846

Geographic Area Data

	Three Months Ended September 30,
	2006		2005
Operating Revenues:

United States	$87,315	68.1%	$82,824	78.7%
Canada	13,570	10.6%	12,319	11.7%
Mexico	7,285	5.6%	10,107	9.6%
Australia	20,134	15.7%	—	—

Total operating revenues	$128,304	100.0%	$105,250	100.0%

	Nine Months Ended September 30,
	2006		2005
Operating Revenues:

United States	$263,442	74.2%	$216,341	76.7%
Canada	42,690	12.0%	37,920	13.4%
Mexico	21,895	6.2%	27,812	9.9%
Australia	26,849	7.6%	—	—

Total operating revenues	$354,876	100.0%	$282,073	100.0%

	As of September 30, 2006		As of December 31, 2005
Long-lived assets:

United States	$581,229	85.1%	$575,655	84.2%
Canada	68,943	10.1%	63,032	9.2%
Mexico	6,995	1.0%	45,139	6.6%
Australia	25,982	3.8%	—	—

Total long-lived assets	$683,149	100.0%	$683,826	100.0%

12. COMPREHENSIVE (LOSS) INCOME:

Comprehensive (loss) income is the total of net (loss) income and all other non-owner changes in equity. The following table sets forth our comprehensive (loss) income, net of tax, for the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
Net (loss) income	$(12,106)	$17,044

Other comprehensive income (loss):
Foreign currency translation adjustments	1,647	1,709
Net unrealized (losses) gains on qualifying cash flow hedges, net of tax (benefit) of ($21) and $89, respectively	(52)	267
Net unrealized gains on qualifying cash flow hedges of Australian Railroad Group, net of tax of $295	—	689

Comprehensive (loss) income	$(10,511)	$19,709

	Nine Months Ended September 30,
	2006	2005
Net income	$119,657	$39,308
Other comprehensive income (loss):
Foreign currency translation adjustments	441	98
Sale of ARG investment (recognized gain from currency translation adjustment)	(22,755)	—
Net unrealized gains on qualifying cash flow hedges, net of tax of $63 and $131, respectively	97	338
Net unrealized gains on qualifying cash flow hedges of Australian Railroad Group, net of tax of $343 and $633, respectively	801	1,477
Sale of ARG investment (recognized gains/losses on qualifying cash flow hedges)	857	—

Comprehensive income	$99,098	$41,221

The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of September 30, 2006, and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Net accumulated foreign currency translation adjustments	$4,076	$26,389
Net unrealized minimum pension liability adjustment, net of tax	(396)	(396)
Net unrealized losses on qualifying cash flow hedges	(64)	(161)
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group	—	(1,657)

Accumulated other comprehensive income as reported	$3,616	$24,175

13. SUPPLEMENTAL CASH FLOW INFORMATION:

	Nine Months Ended
	2006	2005
Cash Paid During Period for:
Interest	$13,622	$8,165
Income Taxes	$4,515	$5,368

14. RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact this interpretation will have on our results of operations or financial position.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (i.e., Gross versus Net Presentation), which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. The EITF states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to APB Opinion 22 if those amounts are significant. This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently in the process of evaluating the effect EITF No. 06-3; the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the provisions of SFAS 157; the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

On September 29, 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106 and 132(R)”. The standard, among other things, requires companies to:

•	Recognize the funded status of the Company’s defined benefit plans in its consolidated financial statements.

•	Recognize as a component of other comprehensive income the previously unrecognized prior service costs/credits, gains/losses, and transition assets/obligations that arise during the year and are not recognized as a component of net periodic benefit cost.

The standard is effective for fiscal years ending after December 15, 2006. As of December 31, 2006, the required adjustment to our balance sheet will increase the liability for pension and postretirement benefits by approximately $800,000 and decrease accumulated other comprehensive income by approximately $500,000, net of tax, with the difference recorded as a deferred tax asset.

15. SUBSEQUENT EVENT—SOUTH AMERICA

We indirectly hold a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. (IFB). As previously disclosed, this debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of GWC that we were ceasing our efforts to restructure the $12.0 million debt obligation. Accordingly, during the second quarter of 2006, we reduced the carrying value of our 12.52% equity interest to zero as part of an overall assessment that our investments in Oriental had suffered an other than temporary decline in value. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise its pro-rata rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. We do not expect these proceedings to have a material effect on our financial statements.

We also hold a 10.37% equity interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest.

Please refer to Note 3 for additional information regarding our investment in Oriental.

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

Significant financial activity for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, included:

•	Net loss of $12.1 million primarily due to a charge of $34.1 million, net of tax, related to the write-down of non-current assets and related effects from our Mexico operations, partially offset by an additional gain of $6.8 million, net of tax, from the ARG Sale and net income from all other operating and non-operating items of $15.2 million (see Note 3 to the financial statements included in Item 1 of this report for additional information on Mexico operations and the ARG Sale)

•	Revenue growth of $23.1 million, or 21.9%, to $128.3 million

Revenues

The $23.1 million increase in our revenues for the third quarter of 2006 was derived from the $20.2 million contribution of acquisitions as well as the $2.9 million growth of existing operations.

As discussed in Note 3 to the financial statements contained in Item 1 of this Report, on June 1, 2006, we and our 50-percent partner, Wesfarmers, completed the sale of the Western Australia operations and certain other assets of ARG. Simultaneously, we purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.1 million and renamed the business Genesee & Wyoming Australia Pty Ltd (GWA). The revenue contribution from GWA provided $20.1 million, or 87.3%, of the quarter-over-quarter growth in revenues in the third quarter of 2006 versus 2005.

When we discuss same railroad revenue growth in this report we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Same railroad growth is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Same railroad freight revenues and same railroad total revenues were up 3.0% and 2.7%, respectively, in the three months ended September 30, 2006. The increase in same railroad total revenues was primarily due to a $5.7 million, or 6.0%, revenue increase in our U.S. and Canada Regions, offset by a $2.8 million decrease in revenues from our Mexico Region. The 6.0% growth in same-railroad revenue in the U.S. and Canada was primarily due to freight revenue increases of $2.0 million in coal and $1.9 million in metals.

Outlook for Fourth Quarter of 2006

In the fourth quarter of 2006 we expect continuing weakness in pulp and paper, lumber and forest products, and minerals and stone carloads. We also expect weaker coal traffic given high existing stockpiles of coal at certain of the Midwest utilities we serve. We expect much of the volume shortfalls will be offset by higher average revenue per car. Operating costs in the fourth quarter are typically higher due to winter weather.

With respect to Mexico, we expect:

•	Lower revenue due to continued declines in petroleum products and cement carloads

•	Higher maintenance of way expense due to capital investment in track. As a result of the impairment of track assets in the third quarter, future track spending will be expensed as incurred.

Changes in Operations

Australia

Effective June 1, 2006, we and our 50-percent partner, Wesfarmers Limited, completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale) for which we recognized a $208.4 million net gain in the quarter ended June 30, 2006. As a result of the post-closing adjustments to the ARG Sale, we recognized an additional gain of $10.4 million in the quarter ended September 30, 2006.

Mexico

In the quarter ended September 30, 2006, we recorded a non-cash charge of $34.1 million after-tax, reflecting the write-down of the non-current assets and related effects of our Mexican railroad operations, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) and GW Servicios S.A. (Servicios).

In October 2005, FCCM’s operations were struck by Hurricane Stan with the most severe impact concentrated in the State of Chiapas between the town of Tonalá and the Guatemalan border. Approximately seventy bridges were damaged or destroyed and various segments of track were washed out. Over the past twelve months, FCCM has been working with the Mexican Ministry of Communications and Transportation (SCT) and other Mexican government agencies to develop a reconstruction plan for the damaged portion of the railroad. In July 2006, FCCM received a letter from the SCT indicating that the SCT intended to fund 75% of the $20.0 million expected cost to rebuild the damaged rail line subject to certain conditions. That project was expected to begin prior to year-end 2006.

Since July 2006, FCCM has been negotiating a formal agreement with the SCT and has undertaken project design work. However, recent actions taken by the National Water Commission (CNA) and other Mexican government agencies in the storm-damaged area have significantly increased the cost of the rail line reconstruction project and have made the timetable to completion uncertain. To date, the government has not committed adequate resources to fund the project and we do not intend to fund these additional costs.

Accordingly, we recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the quarter ended September 30, 2006, reflecting the write-down of non-current assets and related effects of FCCM. FCCM’s remaining $16.9 million of assets as of September 30, 2006, consisted of approximately $7.0 million of non-current assets, primarily locomotives and freight cars, and approximately $9.9 million of current assets, primarily receivables and inventory.

We are engaged in a number of actions seeking resolution of the situation. First, FCCM continues to be positively engaged with the SCT regarding restoration of the Chiapas line and obtaining financial support for FCCM. Second, FCCM has filed a formal request with the Mexican Government for financial compensation for damages caused by Hurricane Stan. Third, we are pursuing other possible alternatives for the railroad.

As previously disclosed, on September 15, 2006, Servicios was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. As a result, the lenders to the Mexican operations have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $15.2 million), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $8.9 million from us pursuant to a guarantee by us of this amount of the debt. Neither this payment default, nor any action taken by the lenders to collect under the loan agreements, will result in a default under our other outstanding debt obligations.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, our newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The preliminary purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous and connect our Bay Line Railroad to our Chattahoochee Industrial Railroad.

Portsmouth Terminal: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million. The 12.5 mile rail line runs through Portsmouth, Chesapeake and Suffolk, VA. Our subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon receipt of customary regulatory approvals. We have commenced a $14.0 million improvement project (including approximately $6.0 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth which is expected to be complete in July 2007.

Homer City Branch: In July 2005, the Company’s Homer City Branch, which is located in Homer City, Pennsylvania, began operations to a coal-fired power plant upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch, which was acquired in January of 2004 from CSX, is contiguous to our existing railroad operations.

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

First Coast Railroad Inc: On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

Results of Operations

Three Months Ended September 30, 2006, compared to Three Months Ended September 30, 2005

Operating Revenues

The following table sets forth operating revenues by new operations and existing operations for the quarters ended September 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations $	New Operations $	Existing Operations $	Total Operations $	Change in Total Operations		Change in Existing Operations
					$	%	$	%
Freight revenues	$86,955	$7,046	$79,909	$77,605	$9,350	12.0%	$2,304	3.0%
Non-freight revenues	41,349	13,199	28,150	27,645	13,704	49.6%	505	1.8%

Total operating revenues	$128,304	$20,245	$108,059	$105,250	$23,054	21.9%	$2,809	2.7%

The $9.4 million increase in freight revenues consists of $7.1 million in freight revenues from new operations, and $2.3 million in freight revenues on existing operations primarily due to freight revenue growth of $4.7 million in our U.S. and Canada Regions, partially offset by a decrease in freight revenue of $2.4 million from our Mexico Region. The $13.7 million increase in non-freight revenues consisted of $13.2 million in non-freight revenues from new operations, and $500,000 in non-freight revenues on existing operations.

The following table compares freight revenues, carloads and average freight revenues per carload for the quarters ended September 30, 2006 and 2005 (in thousands, except average revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended September 30, 2006 and 2005

	Freight Revenues				Carloads			Average Freight Revenues Per Carload
	(in thousands, except average per carload)
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Pulp & Paper	$17,637	20.3%	$17,273	22.3%	34,552	15.3%	37,267	18.3%	$510	$463
Coal, Coke & Ores	15,053	17.3%	13,008	16.8%	51,796	22.9%	51,548	25.2%	291	252
Minerals & Stone	10,348	11.9%	8,563	11.0%	34,455	15.2%	21,495	10.5%	300	398
Metals	9,300	10.7%	7,504	9.7%	21,613	9.6%	20,047	9.8%	430	374
Farm & Food Products	9,221	10.6%	5,079	6.5%	24,904	11.0%	15,000	7.4%	370	339
Lumber & Forest Products	8,534	9.8%	9,667	12.4%	21,586	9.6%	27,018	13.2%	395	358
Chemicals & Plastics	6,431	7.4%	5,876	7.6%	10,907	4.8%	10,795	5.3%	590	544
Petroleum Products	5,146	5.9%	6,164	7.9%	7,289	3.2%	7,856	3.9%	706	785
Autos & Auto Parts	1,685	2.0%	1,365	1.8%	3,079	1.4%	2,658	1.3%	547	514
Intermodal	455	0.5%	563	0.7%	1,103	0.5%	1,279	0.6%	413	440
Other	3,145	3.6%	2,543	3.3%	14,594	6.5%	9,252	4.5%	215	275

Total	$86,955	100.0%	$77,605	100.0%	225,878	100.0%	204,215	100.0%	385	380

Total carloads were 225,878 in the quarter ended September 30, 2006, compared to 204,215 in the quarter ended September 30, 2005, an increase of 21,663 carloads or 10.6%. The increase consisted of 29,164 carloads from new operations, partially offset by a decrease of 7,501 carloads, or 3.7%, on existing operations as set forth below.

The overall average revenues per carload increased 1.3% to $385, in the quarter ended September 30, 2006, compared to $380 per carload in the quarter ended September 30, 2005. The increase was attributable to an increase in average revenue per carload of 6.9% to $406 on existing operations, partially offset by $242 average revenues per carload from new operations.

The following table sets forth freight revenues by new operations and existing operations for the three months ended September 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations $	New Operations $	Existing Operations $	Total Operations $	Change in Total Operations		Change in Existing Operations
					$	%	$	%
Pulp & Paper	$17,637	$6	$17,631	$17,273	$364	2.1%	$358	2.1%
Coal, Coke & Ores	15,053	22	15,031	13,008	2,045	15.7%	2,023	15.6%
Minerals & Stone	10,348	1,628	8,720	8,563	1,785	20.8%	157	1.8%
Metals	9,300	136	9,164	7,504	1,796	23.9%	1,660	22.1%
Farm & Food Products	9,221	5,223	3,998	5,079	4,142	81.6%	(1,081)	(21.3)%
Lumber & Forest Products	8,534	1	8,533	9,667	(1,133)	(11.7)%	(1,134)	(11.7)%
Chemicals & Plastics	6,431	10	6,421	5,876	555	9.4%	545	9.3%
Petroleum Products	5,146	1	5,145	6,164	(1,018)	(16.5)%	(1,019)	(16.5)%
Autos & Auto Parts	1,685	0	1,685	1,365	320	23.4%	320	23.4%
Intermodal	455	0	455	563	(108)	(19.2)%	(108)	(19.2)%
Other	3,145	19	3,126	2,543	602	23.7%	583	22.9%

Total	$86,955	$7,046	$79,909	$77,605	$9,350	12.0%	$2,304	3.0%

The following information discusses the significant changes in commodity groups on freight revenues from existing operations. With the exception of petroleum products which had a decrease in average revenue per carload primarily due to a change in the mix of business, the increases in average revenue per car for each commodity are primarily driven by a combination of rate and fuel surcharge increases and secondarily impacted by a change in the mix of business.

Pulp and paper revenues for the three months ended September 30, 2006, increased by $400,000, or 2.1%. The increase consisted of approximately $1.7 million due to a 10.1% increase in average revenue per car, partially offset by approximately $1.3 million due to a carload decrease of 2,715, or 7.3%. The carload decrease was primarily due to customer shipments moving by truck due to Class I freight rate pressures on certain railroads.

Coal, coke and ores revenues for the three months ended September 30, 2006, increased by $2.0 million, or 15.7%. The increase was primarily due to a 15.0% increase in average revenue per car. Carloads were unchanged quarter over quarter.

Minerals and stone revenues for the three months ended September 30, 2006, increased by approximately 200,000, or 1.8%. The increase was due to approximately $1.0 million from an 11.3% increase in average revenue per car, partially offset by approximately $800,000 from a carload decrease of 1,837, or 8.5%. The carload decrease was primarily due to decreased customer shipments of rock salt for ice control resulting from a relatively mild 2005-2006 winter season in the northeast.

Metals revenues for the three months ended September 30, 2006, increased by $1.7 million, or 22.1%. The increase was primarily due to approximately $1.3 million from a 16.8% increase in average revenue per car and approximately $400,000 from a carload increase of 907, or 4.5%. The carload increase was primarily due to increased customer shipments of pipe and scrap metal.

Farm and food products revenues for the three months ended September 30, 2006, decreased by $1.1 million, or 21.3%. The decrease consisted of approximately $1.3 million due to a carload decrease of 3,682, or 24.5%, partially offset by $200,000 due to a 4.3% increase in average revenue per car. The carload decrease consisted of 2,571 fewer carloads in the U.S. and Canada primarily due to a decrease in grain traffic, and 1,111 fewer carloads in Mexico.

Lumber and forest products revenues for the three months ended September 30, 2006, decreased by $1.1 million, or 11.7%. The decrease consisted of approximately $2.2 million due to a carload decrease of 5,435, or 20.1%, partially offset by $1.0 million due to a 10.5% increase in average revenue per car. The carload decrease was primarily due to lower product demand attributable to a decline in housing starts and customer shipments moving by truck.

Chemicals and plastics revenues for the three months ended September 30, 2006, increased by approximately $500,000, or 9.3%, primarily due to an 8.3% increase in average revenue per car.

Petroleum products revenues for the three months ended September 30, 2006, decreased by $1.0 million, or 16.5%. The decrease consisted of approximately $600,000 due to a 10.0% decrease in average revenue per car, and approximately $400,000 due to a carload decrease of 567, or 7.2%. The rate decrease was primarily due to a change in the mix of business which is driven by reduced traffic from our Mexico Region for which average revenue per car is historically higher due to the longer length of haul. The carload decrease was primarily due to a reduction from our Mexico Region.

Freight revenues from all remaining commodities for the three months ended September 30, 2006, increased by $800,000, or 17.8%.

Non-Freight Revenues

Non-freight revenues were $41.3 million in the quarter ended September 30, 2006, compared to $27.6 million in the quarter ended September 30, 2005, an increase of $13.7 million, or 49.6%. The $13.7 million increase in non-freight revenues consisted of $13.2 million in non-freight revenues from new operations, and $500,000 in non-freight revenues on existing operations.

The following table compares non-freight revenues for the quarters ended September 30, 2006 and 2005:

Non-Freight Revenues Comparison

Three Months Ended September 30, 2006 and 2005

	2006		2005
	$	% of Total	$	% of Total
	(in thousands)
Railcar switching	$18,212	44.0%	$13,588	49.2%
Fuel sales to third parties	5,997	14.5%	—	—
Car hire and rental income	5,907	14.3%	5,064	18.3%
Demurrage and storage	3,106	7.5%	3,154	11.4%
Car repair services	1,450	3.5%	1,243	4.5%
Other operating income	6,677	16.2%	4,596	16.6%

Total non-freight revenues	$41,349	100.0%	$27,645	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended September 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations $	New Operations $	Existing Operations $	Total Operations $	Change in Total Operations		Change in Existing Operations
					$	%	$	%
Railcar switching	$18,212	$2,665	$15,547	$13,588	$4,624	34.0%	$1,959	14.4%
Fuel sales to third parties	5,997	5,997	—	—	5,997	—	—	—
Car hire and rental income	5,907	2,013	3,894	5,064	843	16.6%	(1,170)	(23.1)%
Demurrage and storage	3,106	—	3,106	3,154	(48)	(1.5)%	(48)	(1.5)%
Car repair services	1,450	—	1,450	1,243	207	16.7%	207	16.7%
Other operating income	6,677	2,524	4,153	4,596	2,081	45.3%	(443)	(9.6)%

Total non-freight revenues	$41,349	$13,199	$28,150	$27,645	$13,704	49.6%	$505	1.8%

The following information discusses the significant changes in non-freight revenues on existing operations.

Railcar switching revenues increased $2.0 million of which approximately $1.2 million was due to new customers and rate and volume increases on our industrial switching business, and $800,000 was due to increased railroad switching.

Car hire and rental income decreased $1.2 million primarily due to termination of a rail car lease from which we earned off-line car hire, and due to a net reduction of off-line time for owned and leased rail cars.

Other operating income decreased $400,000 primarily due to decreased terminal services in our Mexico Region.

Operating Expenses

Overview

Operating expenses were $141.3 million in the quarter ended September 30, 2006, compared to $81.2 million in the quarter ended September 30, 2005, an increase of $60.1 million, or 74.0%. The increase was attributable to $17.9 million from new operations, and an increase of $42.2 million on existing operations which includes a charge of $34.1 million related to the write down of non-current assets and related effects from our Mexico operations. See Note 3 in Item 1 of this report for additional information regarding the $34.1 million charge from Mexico operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 110.1% in the quarter ended September 30, 2006, from 77.1% in the quarter ended September 30, 2005, due primarily to the write-down of our Mexico operations.

The following table sets forth a comparison of our operating expenses for the quarters ended September 30, 2006 and 2005:

Operating Expense Comparison

Three Months Ended September 30, 2006 and 2005

	2006		2005
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(in thousands)
Labor and benefits	$36,700	28.6%	$31,379	29.8%
Equipment rents	9,873	7.7%	9,281	8.8%
Purchased services	10,850	8.5%	7,583	7.2%
Depreciation and amortization	7,888	6.1%	7,058	6.7%
Diesel fuel used in operations	11,577	9.0%	10,709	10.2%
Diesel fuel sold to third parties	5,458	4.3%	—	—
Casualties and insurance	6,086	4.7%	4,548	4.3%
Materials	6,422	5.0%	5,131	4.9%
Net loss (gain) on sale and impairment of assets	36,397	28.4%	(3,368)	(3.2)%
Other expenses	10,018	7.8%	8,850	8.4%

Total operating expenses	$141,269	110.1%	$81,171	77.1%

Labor and benefits expense was $36.7 million in the quarter ended September 30, 2006, compared to $31.4 million in the quarter ended September 30, 2005, an increase of $5.3 million, or 17.0%. The increase was attributable to $4.2 million in labor and benefits expense from new operations, and an increase of $1.1 million from existing operations primarily attributable to $3.6 million from regular wage and benefit increases and the impact of approximately 90 new hires, partially offset by a $2.4 million credit due to a reduction of a deferred profit sharing liability from our Mexico operations. See Note 3 in Item 1 of this report for additional information regarding Mexico operations.

Equipment rents were $9.9 million in the quarter ended September 30, 2006, compared to $9.3 million in the quarter ended September 30, 2005, an increase of $600,000, or 6.4%. The increase was attributable to approximately $800,000 in equipment rents from new operations, partially offset by a decrease of $200,000 from existing operations primarily due to a decrease in carloads.

Purchased services were $10.9 million in the quarter ended September 30, 2006, compared to $7.6 million in the quarter ended September 30, 2005, an increase of $3.3 million, or 43.1%. The increase was attributable to $4.5 million in purchased services by our GWA operations primarily due to the outsourcing of track, freight car and locomotive repairs, partially offset by a decrease of $1.2 million at existing operations. The decrease on existing operations was primarily attributable to a decrease of approximately $700,000 in our Mexico Region due to the partial closure of the Chiapas line, and a decrease of approximately $600,000 in our Rail Link Region due to moving maintenance work on the Rail Partners properties acquired in June of 2005 from contractors to employees.

Depreciation and amortization expense was $7.9 million in the quarter ended September 30, 2006, compared to $7.1 million in the quarter ended September 30, 2005, an increase of $800,000, or 11.8%. The increase was primarily attributable to depreciation and amortization from new operations.

Diesel fuel used in operations was $11.6 million in the quarter ended September 30, 2006, compared to $10.7 million in the quarter ended September 30, 2005, an increase of approximately $900,000, or 8.1%. The increase was primarily attributable to diesel fuel from new operations. The expense from diesel fuel used in existing operations remained relatively flat; however, this was attributable to an increase of approximately $1.3 million due to a 13.6% increase in the average price per gallon, offset by approximately $1.3 million due to an 11.7% decrease in diesel fuel gallons consumed as a result of reduced carloads. Under current arrangements, we generally recover diesel fuel price increases through increases in diesel fuel surcharges.

Diesel fuel sold to third parties was $5.5 million in the quarter ended September 30, 2006, all due to GWA operations.

Casualties and insurance expense was $6.1 million in the quarter ended September 30, 2006, compared to $4.5 million in the quarter ended September 30, 2005, an increase of $1.5 million, or 33.8%. The increase was primarily attributable to $400,000 from new operations and an increase of $1.1 million from existing operations primarily due to FELA and third party claims, the majority of which resulted from the $750,000 settlement of the Galveston Railroad litigation. See Note 9 in Item 1 of this report for additional information regarding the Galveston Railroad litigation.

Materials expense was $6.4 million in the quarter ended September 30, 2006, compared to $5.1 million in the quarter ended September 30, 2005, an increase of $1.3 million, or 25.2%. The increase was primarily attributable to $500,000 in materials expense from GWA operations, and an increase of $800,000 on existing operations due to increased maintenance of way and locomotive repairs.

Net loss (gain) on sale and impairment of assets was a loss of $36.4 million in the quarter ended September 30, 2006, compared to income of $3.4 million in the quarter ended September 30, 2005, a decrease of $39.8 million. The loss of $36.4 million in the quarter ended September 30, 2006, was attributable to the write-down of assets in our Mexico Region. The gain of $3.4 million in the quarter ended September 30, 2005, was attributable to the sale of excess rail in our New York-Pennsylvania Region.

Other expenses were $10.0 million in the quarter ended September 30, 2006, compared to $8.9 million in the quarter ended September 30, 2005, an increase of $1.1 million or 13.2%. The increase was attributable to $600,000 from GWA operations, and an increase of $600,000 on existing operations primarily due to increases in property taxes of approximately $300,000 and information technology costs of $200,000.

Other Income/Expense Items

Gain On Sale of ARG

We recorded a pre-tax gain of $10.4 million in the quarter ended September 30, 2006, related to the ARG Sale. See Note 3 in Item 1 of this report for additional information on the ARG Sale.

Equity Income of International Affiliates

As a result of the ARG Sale and the write-down of our investment in Bolivia, both during the second quarter of 2006, we no longer record equity earnings of international affiliates. Equity income of international affiliates in the quarter ended September 30, 2005, was $3.6 million. See Note 3 in Item 1 of this report for additional information regarding the ARG Sale and the write-down of our investment in Bolivia.

Interest Income

Interest income was $3.3 million in the quarter ended September 30, 2006, compared to $200,000 in the quarter ended September 30, 2005, an increase of $3.1 million. The increase in interest income was primarily due to the investment of cash proceeds from the ARG Sale since June 2006.

Interest Expense

Interest expense was $3.9 million in the quarter ended September 30, 2006, compared to $4.9 million in the quarter ended September 30, 2005, a decrease of $1.0 million, or 20.9%, primarily due to using a portion of the cash proceeds from the ARG Sale to lower outstanding debt in June 2006.

Other Income (Expense), Net

Other income (expense), net in the quarter ended September 30, 2006, was income of $800,000 compared to expense of approximately $100,000 in the quarter ended September 30, 2005, an increase of $900,000. The $900,000 increase was primarily due to a reduction of approximately $1.7 million in the minority interest liability related to our Mexico operations, partially offset by additional expense of $800,000 due to a non-cash foreign currency loss on U.S. dollar-denominated debt held in Mexico.

Income Taxes

For the three months ended September 30, 2006, we recorded a full valuation allowance on the remaining deferred tax assets of our Mexican subsidiaries. The developments in negotiating the reconstruction plan discussed in the Changes in Operations – Mexico section of this Item 2 have resulted in our belief that the Mexican subsidiaries will not generate enough taxable income to realize the benefit of their deferred tax assets. Accordingly, a valuation allowance of $10.5 million was recorded on the remaining deferred tax assets, in addition to the valuation allowance of $1.0 million recorded in the three months ended June 30, 2006. Absent the impact of the valuation allowance, our effective tax rate in the three months ended September 30, 2006, was 31.7% compared to 25.3% in the three months ended September 30, 2005. This increase was primarily attributable to the taxes on the gain on the ARG Sale.

Net (Loss) Income and Earnings Per Share

Net loss in the quarter ended September 30, 2006, was $12.1 million, compared to net income of $17.0 million in the quarter ended September 30, 2005, a decrease of $29.1 million. The $29.1 million decrease was primarily due to a $34.1 million after-tax charge from Mexico operations, and a decrease in equity income of $2.5 million after-tax, partially offset by an after-tax gain of $6.8 million on the ARG Sale.

Basic Earnings Per Share decreased by $0.78 to a loss of $0.32 in the quarter ended September 30, 2006, from earnings of $0.46 in the quarter ended September 30, 2005. Diluted Earnings Per Share decreased by $0.73 to a loss of $0.32 in the quarter ended September 30, 2006, from income of $0.41 in the quarter ended September 30, 2005. Weighted average shares for basic and diluted were 37.7 million in the quarter ended September 30, 2006, compared to 37.0 million and 41.8 million, respectively, in the quarter ended September 30, 2005.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Operating Revenues

The following table sets forth operating revenues by new operations and existing operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations $	New Operations $	Existing Operations $	Total Operations $	Change in Total Operations		Change in Existing Operations
					$	%	$	%
Freight revenues	$255,392	$34,441	$220,951	$209,984	$45,408	21.6%	$10,967	5.2%
Non-freight revenues	99,484	25,916	73,568	72,089	27,395	38.0%	1,479	2.1%

Total operating revenues	$354,876	$60,357	$294,519	$282,073	$72,803	25.8%	$12,446	4.4%

The $45.4 million increase in freight revenues consisted of $34.4 million in freight revenues from new operations, and $11.0 million in freight revenues on existing operations. The $27.4 million increase in non-freight revenues consisted of $25.9 million in non-freight revenues from new operations, and $1.5 million in non-freight revenues on existing operations.

The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2006 and 2005 (in thousands, except average revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Nine Months Ended September 30, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Pulp & Paper	$52,364	20.5%	$42,284	20.1%	104,731	16.3%	93,362	16.9%	$500	$453
Coal, Coke & Ores	47,075	18.4%	38,421	18.3%	150,826	23.5%	147,192	26.7%	312	261
Metals	28,046	11.0%	20,846	9.9%	65,480	10.2%	57,966	10.5%	428	360
Minerals & Stone	27,482	10.8%	21,390	10.2%	79,917	12.5%	53,284	9.7%	344	401
Lumber & Forest Products	27,468	10.8%	26,019	12.4%	71,427	11.1%	72,505	13.1%	385	359
Farm & Food Products	21,304	8.3%	13,526	6.4%	57,435	9.0%	39,407	7.1%	371	343
Chemicals-Plastics	18,935	7.4%	15,798	7.5%	32,517	5.1%	29,868	5.4%	582	529
Petroleum Products	16,853	6.6%	19,870	9.5%	22,941	3.6%	25,369	4.6%	735	783
Autos & Auto Parts	5,464	2.1%	5,248	2.5%	10,530	1.6%	10,866	2.0%	519	483
Intermodal	1,310	0.5%	1,561	0.8%	3,058	0.5%	3,577	0.7%	428	436
Other	9,091	3.6%	5,021	2.4%	42,648	6.6%	18,321	3.3%	213	274

Totals	$255,392	100.0%	$209,984	100.0%	641,510	100.0%	551,717	100.0%	398	381

Total carloads were 641,510 in the nine months ended September 30, 2006, compared to 551,717 in the nine months ended September 30, 2005, an increase of 89,793 carloads, or 16.3%. The increase consisted of 103,891 carloads from new operations, offset by a decrease of 14,098 carloads, or 2.6%, from existing operations.

The overall average revenues per carload increased 4.5% to $398 in the nine months ended September 30, 2006, compared to $381 per carload in the nine months ended September 30, 2005. The increase was attributable to an increase in revenues per carload of 8.0% to $411 on existing operations, partially offset by $332 average revenues per carload from new operations.

The following table sets forth freight revenues by new operations and existing operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations $	New Operations $	Existing Operations $	Total Operations $	Change in Total Operations		Change in Existing Operations
					$	%	$	%
Pulp & Paper	$52,364	$7,564	$44,800	$42,284	$10,080	23.8%	$2,516	6.0%
Coal, Coke & Ores	47,075	1,175	45,900	38,421	8,654	22.5%	7,479	19.5%
Metals	28,046	3,118	24,928	20,846	7,200	34.5%	4,082	19.6%
Minerals & Stone	27,482	4,751	22,731	21,390	6,092	28.5%	1,341	6.3%
Lumber & Forest Products	27,468	3,577	23,891	26,019	1,449	5.6%	(2,128)	(8.2)%
Farm & Food Products	21,304	8,262	13,042	13,526	7,778	57.5%	(484)	(3.6)%
Chemicals-Plastics	18,935	2,324	16,611	15,798	3,137	19.9%	813	5.1%
Petroleum Products	16,853	387	16,466	19,870	(3,017)	(15.2)%	(3,404)	(17.1)%
Autos & Auto Parts	5,464	180	5,284	5,248	216	4.1%	36	0.7%
Intermodal	1,310	0	1,310	1,561	(251)	(16.1)%	(251)	(16.1)%
Other	9,091	3,103	5,988	5,021	4,070	81.1%	967	19.3%

Totals	$255,392	$34,441	$220,951	$209,984	$45,408	21.6%	$10,967	5.2%

The following information discusses the significant changes in commodity groups on existing freight revenues. With the exception of petroleum products, which had a decrease in average revenue per carload primarily due to a change in the mix of business, the increases in average revenue per car for each commodity are primarily driven by a combination of rate and fuel surcharge increases and secondarily impacted by a change in the mix of business.

Pulp and paper revenues increased by $2.5 million, or 6.0%. The increase consisted of approximately $5.2 million due to a 12.3% increase in average revenue per car, partially offset by approximately $2.7 million due to a carload decrease of 5,277, or 5.7%. The carload decrease was primarily due to customer shipments moving by truck due to Class I freight rate pressures on certain railroads.

Coal, coke and ores revenues increased by $7.5 million, or 19.5%. The increase consisted of approximately $7.1 million due to an 18.3% increase in average revenue per car and approximately $400,000 due to a carload increase of 1,398, or 0.9%. The carload increase was primarily due to a new customer on the Homer City Branch.

Metals revenue increased by $4.1 million, or 19.6%. The increase consisted of approximately $3.0 million due to a 14.4% increase in average revenue per car and approximately $1.1 million due to a carload increase of 2,624, or 4.5%. The carload increase was primarily due to increased customer shipments of pipe and scrap metal.

Minerals and stone revenue increased by $1.3 million, or 6.3%. The increase consisted of approximately $1.8 million due to an 8.5% increase in average revenue per car, partially offset by approximately $500,000 due to a carload decrease of 1,118, or 2.1%. The carload decrease was primarily due to decreased customer shipments of rock salt for ice control resulting from a relatively mild 2005-2006 winter season in the northeast.

Lumber and forest products revenues decreased by $2.1 million, or 8.2%. The decrease consisted of approximately $4.3 million due to a carload decrease of 11,046, or 15.2%, partially offset by approximately $2.2 million due to an 8.3% increase in average revenue per car. The carload decrease was primarily due to weaker product demand attributable to a decline in housing starts and customer shipments moving by truck.

Petroleum products revenue decreased by $3.4 million, or 17.1%. The decrease consisted of approximately $2.2 million due to a carload decrease of 3,027, or 11.9%, and approximately $1.2 million due to a 5.9% decrease in average revenue per car. The carload decrease was primarily due to a reduction in our Mexico Region due to the closure of a portion of the Chiapas line. The decrease of 5.9% in average revenue per carload was primarily driven by an 8.8% rate decrease due to a change in the mix of business most of which is attributable to the carload decrease in Mexico.

All remaining commodities combined increased by $1.1 million, or 2.6%.

Non-Freight Revenues

Non-freight revenues were $99.5 million in the nine months ended September 30, 2006, compared to $72.1 million in the nine months ended September 30, 2005, an increase of $27.4 million, or 38.0%. The $27.4 million increase in non-freight revenues consisted of $25.9 million in revenues from new operations, and an increase of $1.5 million, or 2.1%, in revenues on existing operations.

The following table compares non-freight revenues for the nine months ended September 30, 2006 and 2005:

Non-Freight Revenues Comparison

Nine Months Ended September 30, 2006 and 2005

	2006		2005
	$	% of Total	$	% of Total
	(in thousands)
Railcar switching	$47,119	47.4%	$36,066	50.0%
Fuel sales to third parties	7,757	7.8%	—	—
Car hire and rental income	15,207	15.3%	11,932	16.6%
Demurrage and storage	9,119	9.2%	8,199	11.4%
Car repair services	4,492	4.5%	3,760	5.2%
Other operating income	15,790	15.8%	12,132	16.8%

Total non-freight revenues	$99,484	100.0%	$72,089	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the nine months ended September 30, 2006 and 2005 (in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations $	New Operations $	Existing Operations $	Total Operations $	Change in Total Operations		Change in Existing Operations
					$	%	$	%
Railcar switching	$47,119	$7,025	$40,094	$36,066	$11,053	30.6%	$4,028	11.2%
Fuel sales to third parties	7,757	7,757	—	—	7,757	—	—	—
Car hire and rental income	15,207	5,197	10,010	11,932	3,275	27.4%	(1,922)	(16.1)%
Demurrage and storage	9,119	943	8,176	8,199	920	11.2%	(23)	(0.3)%
Car repair services	4,492	337	4,155	3,760	732	19.5%	395	10.5%
Other operating income	15,790	4,657	11,133	12,132	3,658	30.2%	(999)	(8.2)%

Total non-freight revenues	$99,484	$25,916	$73,568	$72,089	$27,395	38.0%	$1,479	2.1%

The following information discusses the significant changes in non-freight revenues on existing operations.

Railcar switching revenues increased $4.0 million, or 11.2%, of which $2.3 million was from an increase in industrial switching due to new customers and rate increases, and $1.7 million was due to increased railroad switching.

Car hire and rental income decreased $1.9 million, or 16.1%, primarily due to the termination of a rail car lease from which we earned off-line car hire, and due to a net reduction of off-line time for owned and leased railcars.

Other operating income decreased $1.0 million, or 8.2%, primarily due to decreased terminal services in our Mexico Region.

Operating Expenses

Overview

Operating expenses were $329.4 million in the nine months ended September 30, 2006, compared to $227.7 million in the nine months ended September 30, 2005, an increase of $101.7 million, or 44.7%. The increase was attributable to $43.9 million from new operations, and an increase of $57.8 million on existing operations which includes charges of $34.1 million related to the write down of non-current assets and related effects from our Mexico operations. See Note 3 in Item 1 of this report for additional information regarding the write down of non-current assets and related effects from our Mexico operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 92.8% in the nine months ended September 30, 2006, from 80.7% in the nine months ended September 30, 2005, primarily as a result of the write-down in Mexico.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2006 and 2005:

Operating Expense Comparison

Nine Months Ended September 30, 2006 and 2005

	2006		2005
	$	Percent of Operating Revenues	$	Percent of Operating Revenues
	(in thousands)
Labor and benefits	$116,636	32.9%	$89,833	31.8%
Equipment rents	28,898	8.1%	25,286	9.0%
Purchased services	26,574	7.5%	18,778	6.7%
Depreciation and amortization	22,138	6.2%	17,717	6.3%
Diesel fuel used in operations	34,210	9.6%	27,523	9.8%
Diesel fuel sold to third parties	7,089	2.0%	—	0.0%
Casualties and insurance	13,007	3.7%	13,682	4.9%
Materials	17,921	5.0%	14,159	5.0%
Net loss (gain) on sale and impairment of assets	36,265	10.2%	(3,367)	(1.2)%
Gain on insurance recovery	(1,937)	(0.5)%	—	—
Other expenses	28,635	8.1%	24,104	8.4%

Total operating expenses	$329,436	92.8%	$227,715	80.7%

Labor and benefits expense was $116.6 million in the nine months ended September 30, 2006, compared to $89.8 million in the nine months ended September 30, 2005, an increase of $26.8 million, or 29.8%. The increase was attributable to $12.3 million in labor and benefits expense from new operations, and an increase of $14.5 million from existing operations. The increase from existing operations was primarily attributable to $6.0 million in bonus and stock option expense related to the ARG Sale, $1.7 million in compensation expense due to regular stock options, and $9.2 million from regular wage and benefit increases and the impact of approximately 90 new hires, partially offset by a $2.4 million credit due to a reduction in deferred profit sharing liability from our Mexico operations.

Equipment rents were $28.9 million in the nine months ended September 30, 2006, compared to $25.3 million in the nine months ended September 30, 2005, an increase of $3.6 million, or 14.3%. The increase was attributable to $3.8 million in equipment rents from new operations, partially offset by a decrease of $200,000 from existing operations.

Purchased services were $26.6 million in the nine months ended September 30, 2006, compared to $18.8 million in the nine months ended September 30, 2005, an increase of $7.8 million, or 41.5%. The increase was attributable to $8.4 million in purchased services by new operations primarily due to GWA’s outsourcing of track, freight car and locomotive repairs, partially offset by a decrease of $600,000 from existing operations. The decrease on existing operations was primarily attributable to our Mexico Region due to the partial closure of the Chiapas line.

Depreciation and amortization expense was $22.1 million in the nine months ended September 30, 2006, compared to $17.7 million in the nine months ended September 30, 2005, an increase of $4.4 million, or 25.0%. The increase was attributable to $3.8 million in depreciation and amortization from new operations and an increase of $600,000 from existing operations.

Diesel fuel used in operations was $34.2 million in the nine months ended September 30, 2006, compared to $27.5 million in the nine months ended September 30, 2005, an increase of $6.7 million, or 24.3%. The increase was attributable to $3.5 million from new operations, and an increase of $3.2 million, or 11.6%, on existing operations due to a 20.3% increase in the average price per gallon, partially offset by a 6.9% decrease in fuel consumption.

Diesel fuel sold to third parties was $7.1 million in the nine months ended September 30, 2006, all due to GWA operations.

Casualties and insurance expense was $13.0 million in the nine months ended September 30, 2006, compared to $13.7 million in the nine months ended September 30, 2005, a net decrease of $700,000, or 4.9%. The net decrease was primarily attributable to declines of $1.5 million in derailment expense and $100,000 in all other casualties and insurance expense on existing operations, partially offset by an increase of $900,000 in casualties and insurance expense from new operations. The $100,000 decline in all other casualties and insurance expense on existing operations was primarily due to a decline of approximately $850,000 in claims expense, partially offset by the $750,000 Galveston litigation settlement.

Materials expense was $17.9 million in the nine months ended September 30, 2006, compared to $14.1 million in the nine months ended September 30, 2005, an increase of $3.8 million, or 26.6%. The increase was attributable to $2.0 million in materials expense from new operations, and an increase of $1.8 million on existing operations primarily due to increased track and equipment maintenance.

Net loss (gain) on sale and impairment of assets was a loss of $36.3 million in the nine months ended September 30, 2006, compared to income of $3.4 million in the nine months ended September 30, 2005, a decrease of $39.7 million. The loss of $36.3 million in the nine months ended September 30, 2006, was attributable to the impairment of assets in our Mexico Region. The gain of $3.4 million in the nine months ended September 30, 2005, was attributable to the sale of excess rail in our New York-Pennsylvania Region.

Gain on insurance recovery of $1.9 million in the nine months ended September 30, 2006, was attributable to insurance proceeds for the replacement of a bridge destroyed by fire in our New York-Pennsylvania Region.

Other expenses were $28.6 million in the nine months ended September 30, 2006, compared to $24.1 million in the nine months ended September 30, 2005, an increase of $4.5 million, or 18.8%. The increase was attributable to $2.2 million from new operations, and an increase of $2.3 million on existing operations primarily due to travel, reporting and other expenses related to the ARG Sale and GWA Purchase.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $218.8 million in the nine months ended September 30, 2006, related to the ARG Sale. See Note 3 in Item 1 of this report for additional information on the ARG Sale.

Investment Loss

We recorded an investment loss of $5.9 million in the nine months ended September 30, 2006, related to our South America equity investment. See Note 3 in Item 1 of this report.

Equity Income (Loss) of International Affiliates

Equity income (loss) of international affiliates was a loss of $10.8 million in the nine months ended September 30, 2006, including a $16.2 million pre-tax impairment loss, representing our 50-percent share of the impairment loss recorded by ARG, compared to income of $10.4 million in the nine months ended September 30, 2005, primarily due to ARG. See Note 3 in Item 1 of this report for additional information regarding the impairment.

Interest Income

Interest income was $4.5 million in the nine months ended September 30, 2006, compared to $300,000 in the nine months ended September 30, 2005, an increase of $4.2 million. The increase in interest income was primarily due to the investment of cash proceeds from the ARG Sale since June 2006.

Interest Expense

Interest expense was $13.6 million in the nine months ended September 30, 2006, compared to $9.9 million in the nine months ended September 30, 2005, an increase of $3.7 million, or 37.6%, primarily due to higher outstanding debt resulting from the June 1, 2005, acquisition of Rail Partners, partially offset by the reduction of debt in June 2006, using a portion of the cash proceeds from the ARG Sale.

Other Income (Expense), Net

Other income (expense), net in the nine months ended September 30, 2006, was income of $2.3 million compared to expense of $500,000 in the nine months ended September 30, 2005, an increase of $2.8 million. The $2.8 million increase was primarily due to a reduction of approximately $1.6 million in the minority interest liability related to our Mexico operations and a non-cash foreign currency gain of approximately $1.2 million on U.S. dollar-denominated debt held in Mexico.

Income Taxes

Our effective income tax rate in the nine months ended September 30, 2006 was 45.8% compared to 28.0% in the nine months ended September 30, 2005. The increase in the nine month period was primarily attributable to the gain on the ARG Sale and the recording of a full valuation allowance on the deferred tax assets of our Mexican subsidiaries. During the nine months ended September 30, 2006, we recorded a valuation allowance of $11.5 million against the deferred tax assets of our Mexican subsidiaries. We believe it is more likely than not that the benefits of the deferred tax assets in Mexico will not be realized due to continuing adverse business conditions since Hurricane Stan washed out a portion of our track in October 2005.

Net Income and Earnings Per Share

Net income in the nine months ended September 30, 2006, was $119.7 million, compared to net income of $39.3 million in the nine months ended September 30, 2005, an increase of $80.3 million. The $80.3 million increase was primarily due to an after-tax gain of $129.8 million from the sale of ARG, partially offset by a $34.1 million after-tax charge from Mexico operations, an $11.3 million after-tax impairment write down of our equity investment in ARG’s South Australian operations, and a $5.9 million investment loss related to Bolivia.

Basic Earnings Per Share increased by $2.11 to $3.18 in the nine months ended September 30, 2006, from $1.07 in the nine months ended September 30, 2005. Diluted Earnings Per Share increased by $1.88 to $2.82 in the nine months ended September 30, 2006, from $0.94 in the nine months ended September 30, 2005. Weighted average shares for basic and diluted were 37.6 million and 42.5 million, respectively, in the nine months ended September 30, 2006, compared to 36.8 million and 41.6 million, respectively, in the nine months ended September 30, 2005.

Financial Results by Segment

As discussed in Note 3 of Item 1 of this Report, because of the changing economic circumstances of our Mexican operations as compared to our other businesses, we have decided to present our Mexican business as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning this quarter. Accordingly, we operate two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Rail Operations Excluding Mexico segment primarily operates short line and regional railroads in the United States, Canada and Australia. For the three months ended September 30, 2006, these operations generated $121.0 million in operating revenues, $23.2 million in operating income and $25.6 million in net income, with $9.4 million in their provision for income taxes. For the nine months ended September 30, 2006, these operations generated $333.0 million in operating revenues, $63.0 million in operating income and $158.6 million in net income, with $100.5 million in their provision for income taxes. During the quarter and nine months, these operations invested $13.5 million and $30.3 million in purchases of property and equipment and incurred $7.3 million and $20.4 million in depreciation and amortization, respectively.

Our Mexico Operations segment operates a regional railroad in southeast Mexico. It has experienced significant economic difficulty as more fully described in Note 3 of Item 1 of this Report. For the three months ended September 30, 2006, these operations generated $7.3 million in operating revenues, $36.1 million in operating losses, and $37.7 million of net loss, with $300,000 in their provision for income taxes as a result of recording valuation allowances. For the nine months ended September 30, 2006, these operations generated $21.9 million in operating revenues, $37.6 million in operating losses, and $39.0 million of net loss, with $700,000 in their provision for income taxes as a result of recording valuation allowances. These results include charges of $34.1 million, after-tax, for the write-down of non-current assets and related effects. During the quarter and nine months, these operations invested $1.4 million and $3.3 million in purchases of property and equipment and incurred $600,000 and $1.7 million in depreciation and amortization, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated cash from operations of $63.8 million, invested $33.6 million in capital assets (net of $3.5 million in state grants for track rehabilitation and construction), received net proceeds of $306.7 million from the ARG Sale, invested $15.1 million to purchase Wesfarmers’ 50-percent ownership of the remaining ARG operations, invested $6.1 million to purchase the assets of the Chattahoochee Bay Railroad, received approximately $500,000 in proceeds from asset sales, and received $6.3 million in proceeds from the exercise of employee stock options and stock purchases through the employee stock purchase plan. We repurchased 450,000 shares of our Class A Common Stock for $11.0 million and had a net decrease in debt of $90.9 million primarily through using cash from the ARG Sale.

During the nine months ended September 30, 2005, we generated cash from operations of $50.9 million, paid $238.2 million for the acquisition of Rail Partners, paid an additional $6.5 million in purchase price for Genesee Rail-One, invested $22.0 million in capital assets, net of $2.9 million in state grants for track rehabilitation and construction, received $700,000 in cash from unconsolidated affiliates, received $4.1 million in proceeds from the disposition of assets and received $2.8 million in connection with employees exercising stock options and selling the underlying stock. We paid $1.6 million in debt issuance costs and approximately $400,000 for the repurchase of 15,677 shares of our Class A Common Stock, and had a net increase in debt of $200.4 million primarily from borrowings of $243.0 million to fund the acquisition of Rail Partners, offset by using cash provided by operations of $42.6 million to reduce debt.

At September 30, 2006, we had long-term debt, including current portion, totaling $248.7 million, which comprised 33.1% of our total capitalization. At December 31, 2005, we had long-term debt, including current portion, totaling $338.4 million, which comprised 46.0% of our total capitalization.

We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. As of September 30, 2006, we received net proceeds from the sale of our equity investment in ARG of $306.7 million, our first significant railroad divesture. We believe that our cash flow from operations, together with amounts available under our credit facilities and the proceeds from the ARG Sale, will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

U.S. Credit Facilities

As of September 30, 2006, our $225.0 million revolving credit facility, which matures in 2010, consisted of no outstanding debt, letter of credit guarantees of $150,000 and $224.8 million of unused borrowing capacity. The $224.8 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in material compliance with as of September 30, 2006. See Note 9 of our Form 10-K for the year ended December 31, 2005 for additional information regarding our credit facilities.

Mexican Financings

On April 1, 2005, we and our Mexican subsidiaries, GW Servicios S.A. (Servicios) and Compania de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) amended our original loan agreements and related documents (Notes) with the International Finance Corporation (IFC) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (FMO) to revise certain terms of Servicios’ existing loans from IFC and FMO and our existing support obligations related to such loans. The amendments became effective as of March 15, 2005.

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

As previously disclosed, on September 15, 2006, Servicios was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. As a result, the lenders to the Mexican operations have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $15.2 million), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $8.9 million from us pursuant to a guarantee. Neither this payment default, nor any action taken by the lenders to collect under the loan agreements, will result in a default under our other outstanding debt obligations. See Note 3 in Item 1 of this Report for additional information on FCCM operations.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7 percent indirect interest in FCCM. Along with its equity investment, IFC received a put option to sell its equity stake back to us. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012. The value of the Servicios equity owned by IFC will be based on a multiple of FCCM’s EBITDA as defined in the agreements.

On March 3, 2006, we received notice that the IFC exercised its put option to sell its 12.7 percent indirect equity stake in FCCM to us. The amount to be paid to the IFC is still being negotiated. We estimate the possible value to be less than $1.7 million and have recorded an appropriate reserve in the quarter ended September 30, 2006.

Impact of Foreign Currencies on Operating Revenues – In the three month and nine-month periods ended September 30, 2006, foreign currency translation had a positive impact on consolidated North America revenues primarily due to the strengthening of the Canadian dollar. The following tables set forth the impact of foreign currency translation on reported operating revenues:

	Three Months Ended September 30,
	2006			2005
	As Reported	Currency Translation Impact	Revenue Less Currency Impact	As Reported
	(Dollars in thousands)
U.S. Operating Revenues	$87,315	NA	$87,315	$82,824
Canada Operating Revenues	13,570	$996	12,574	12,319
Mexico Operating Revenues	7,285	(170)	7,455	10,107
Australia Operating Revenues	20,134	NA	20,134	—

Total Operating Revenues	$128,304	$826	$127,478	$105,250

	Nine Months Ended September 30,
	2006			2005
	As Reported	Currency Translation Impact	Revenue Less Currency Impact	As Reported
	(Dollars in thousands)
U.S. Operating Revenues	$263,442	NA	$263,442	$216,341
Canada Operating Revenues	42,690	$(3,416)	39,274	37,920
Mexico Operating Revenues	21,895	71	21,966	27,812
Australia Operating Revenues	26,849	NA	26,849	—

Total Operating Revenues	$354,876	$(3,345)	$351,531	$282,073

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact this interpretation will have on our results of operations or financial position.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (i.e., Gross versus Net Presentation)”, which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. The EITF states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed pursuant to APB Opinion 22 if those amounts are significant. This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently in the process of evaluating the effect EITF No. 06-3; the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the provisions of SFAS 157; the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results of operations or financial position.

On September 29, 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106 and 132(R)”. The standard, among other things, requires companies to:

•	Recognize the funded status of the Company’s defined benefit plans in its consolidated financial statements.

•	Recognize as a component of other comprehensive income the previously unrecognized prior service costs/credits, gains/losses, and transition assets/obligations that arise during the year and are not recognized as a component of net periodic benefit cost.

The standard is effective for fiscal years ending after December 15, 2006. As of December 31, 2006, the required adjustment to our balance sheet will increase the liability for pension and postretirement benefits by approximately $800,000 and decrease accumulated other comprehensive income by approximately $500,000, net of tax, with the difference recorded as a deferred tax asset.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During 2001 and 2004, we entered into various interest rate swaps and swapped our variable LIBOR interest rates on long-term debt for a fixed interest rate. One of these swaps expired in September 2006. The remaining swap expires in September 2007. At September 30, 2006, the notional amount under the remaining agreement was $22.4 million, and the fair value of this swap was negative $85,000. At December 31, 2005, the notional amount under these agreements was $29.1 million, and the fair value was negative $237,000.

On February 13, 2006, we entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of our investment in 50-percent of the equity of ARG. The contracts, which expired in May 2006, were extended to June 1, 2006, and protected the hedged portion of our investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on our investment, we recorded a loss of $4.3 million from these contracts, which is included in the net gain on sale of ARG.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting – During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Rail Partners

As previously disclosed, on February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed the second amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc. (the Company), Galveston Railroad, L.P. (Galveston Railroad), Rail Link Inc. (Rail Link), the general manager of the Galveston Railroad and Rail Management Corporation (RMC), the former owner of the Galveston Railroad (collectively, the Defendants). Owens’ claims arose in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arose in connection with the Galveston Railroad’s lease of the Port’s facilities.

On August 11, 2006, the Defendants entered into a Settlement Agreement (the Agreement) with the Port. Without admitting any liability, the Defendants agreed to settle the Port’s pending claims against the Defendants in the County Court. In connection with the Agreement, we agreed to pay $750,000 to the Port, which is reflected as an expense in statement of operations for the quarter ended September 30, 2006. Our subsidiary, Galveston Railroad, has also entered into a new lease with the Port, which lease has a twenty (20) year term.

As previously disclosed, Owens is not a party to the Agreement and Owens’ claims against the Defendants remain unchanged. Owens alleges that Galveston Railroad violated the confidentiality agreement relating to the joint storage and switching of rail cars at the Port and thereby caused the failure of his business. Owens seeks damages for breach of contract and commercial tort claims, plus an amount to be determined for punitive and similar damages. On March 8, 2006, Owens filed a Motion for Partial Summary Judgment with respect to claims that Galveston Railroad and RMC breached a contractual obligation of confidentiality in November 2002. On April 20, 2006, the County Court held a hearing in connection with Owens’ Motion and on April 27, 2006, the County Court issued an order granting Owens’ Motion, finding that there was a breach of the contractual obligation of confidentiality by Galveston Railroad and RMC. Issues related to whether this breach was the proximate cause of any damages and the amount of such damages, if any, remain the subject of further litigation.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners, and all of the improper conduct alleged by Owens occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to our purchase of the Galveston Railroad, damages associated with Owens’ claims are subject to indemnification by RMC and the securities purchase agreement requires RMC to maintain certain funds in escrow, which we believe will cover our actual damages, if any. RMC has acknowledged that it is obligated to indemnify us in accordance with and subject to the terms and limits as set forth in the securities purchase agreement.

Canada

As previously disclosed, on February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of our subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class, but is seeking to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

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

On May 18, 2006 the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006. On June 26, 2006, the plaintiff filed a Bill of Costs before the Quebec Court of Appeal and was awarded immaterial costs. The plaintiff has not yet commenced proceedings on the merits of the underlying claim and has requested a settlement conference be held prior to any proceedings being instituted. The settlement conference is expected to take place by early 2007. Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

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

South America

We indirectly hold a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. (IFB). As previously disclosed, this debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of GWC that we were ceasing our efforts to restructure the $12.0 million debt obligation. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise their rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. We do not expect these proceedings to have a material effect on our financial statements.

We also hold a 10.37% equity interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest. Please refer to Note 3 for additional information regarding our investment in Oriental.

ITEM 1A. RISK FACTORS

The following additional risk factor set forth below arose during the quarter ended September 30, 2006. For further explanation of the additional factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

If the August 3, 2006 STB proposal on fuel surcharges is adopted, we could face significant losses in revenues.

On August 3, 2006, the STB proposed a new regulatory regime that would involve significant changes to railroad practices involving fuel surcharges, including requirements that fuel surcharge computations be more closely linked to increased fuel costs attributable to a particular movement. Although the STB proposal does not prescribe a specific computation, it does require fuel surcharges be tied to attributes that directly affect the amount of fuel consumed, such as weight and mileage. In the United States and Canada, through our contractual relationships with certain Class I railroads, we are partially compensated for increases in fuel costs through fuel surcharges. If adopted, the STB proposal could significantly reduce the fuel surcharges shared with us by Class I railroads, which could have a material adverse effect on our operating results, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Form 10-Q.

ITEM 2(c). ISSUER PURCHASES OF EQUITY SECURITIES

2006	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	—	—	—	988,500
August 1 to August 31	460,260	$24.33	450,000	538,500
September 1 to September 30	—	—	—	538,500

Total	460,260	$24.33	450,000	538,500

(1)	The additional 10,260 shares acquired in the three months ended September 30, 2006, represent common stock acquired by us from our employees who exchanged owned shares in lieu of cash to pay for taxes on restricted stock that vested during the period.
(2)	On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our common stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. During the three months ended September 30, 2006, we repurchased 450,000 shares of our common stock. As of September 30, 2006, 461,500 shares of our common stock had been repurchased under this plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – NONE

ITEM 5. OTHER INFORMATION – NONE

ITEM 6. EXHIBITS

(A). EXHIBITS – SEE INDEX TO EXHIBITS

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

GENESEE & WYOMING INC.

Date: November 8, 2006	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: November 8, 2006	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller