Form 10-K
period 2006-12-31
GENESEE & WYOMING INC
filed 2007-03-01
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). ☐  Yes    ☑  No

Aggregate market value of Class A Common Stock held by non-affiliates based on closing price on June 30, 2006, as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $848,066,028. Shares of Class A Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.

Shares of common stock outstanding as of the close of business on February 23, 2007:

Class	Number of Shares Outstanding
Class A Common Stock	37,450,674
Class B Common Stock	3,975,180

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III hereof and made a part hereof.

GENESEE & WYOMING INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2006

Unless the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “Genesee & Wyoming,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries and affiliates and when we use the term ARG we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. Up until June 1, 2006, ARG was our 50% owned affiliate based in Perth, Western Australia. All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in U.S. dollars unless specifically noted otherwise.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Annual Report on Form 10-K (Annual Report), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

•	our operations, competitive position, growth strategy and prospects;

•	industry conditions, including downturns in the general economy;

•	the effects of economic, political or social conditions and changes in foreign exchange policy or rates;

•	our ability to complete, integrate and benefit from acquisitions, joint ventures and strategic alliances;

•	governmental policies affecting our railroad operations, including laws and regulations regarding environmental liabilities;

•	our funding needs and financing sources; and

•	the outcome of pending legal proceedings.

These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Forward-looking statements may be influenced by risks which exist in the following areas, among others:

•	our ability to fund, consummate and integrate acquisitions and investments;

•	our relationships with Class I railroads and other connecting carriers for our operations;

•	our ability to obtain railcars and locomotives from other providers on which we are currently dependent;

•	competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators;

•	legislative and regulatory developments, including a recent ruling by the Surface Transportation Board (STB);

•	strikes or work stoppages by our employees and our ability to attract and employ a sufficient number of skilled employees;

•	our transportation of hazardous materials by rail as a common carrier;

•	the occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits;

•	rising fuel costs;

•	the variability of our tax rate as a result, in part, of the expiration of the short line tax credit on January 1, 2008

•	customer retention and contract continuation;

•	our susceptibility to downturns in the general economy;

•	our susceptibility to severe weather conditions and other natural occurrences;

•	the imposition of operational restrictions as the result of covenants in our credit facilities;

•	acts of terrorism and anti-terrorism measures;

•	our susceptibility to various legal claims and lawsuits; and

•	our susceptibility to risks associated with doing business in foreign countries.

The areas in which there is risk and uncertainty are further described under the caption “Risk Factors” in Item 1A, as well as in documents that we file from time to time with the Securities and Exchange Commission (the SEC), which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements. In light of the risks, uncertainties and assumptions associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Annual Report not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are taking advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this document. Information set forth in Item 1 as well as in Item 2 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the discussion of risk factors in Item 1A.

PART I

Item 1.	Business

OVERVIEW

We are a leading owner and operator of short line and regional freight railroads in the United States, Australia, Canada, and Mexico and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia. The Company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. Since 1977, when Mortimer B. Fuller III purchased a controlling interest in the Genesee and Wyoming Railroad Company and became its Chief Executive Officer, we have completed 29 acquisitions, including the June 2006 acquisition of substantially all of ARG’s railroad operations in South Australia, which we renamed Genesee & Wyoming Australia Pty Ltd (GWA). Simultaneous with the purchase of GWA, we and our 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale).

By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase earnings and cash flow. In addition, we expect that each potential acquisition will adhere to our return on capital targets and that existing operations strive to improve year-over-year financial returns.

As of December 31, 2006, we operate more than 6,800 miles of owned and leased track and approximately 3,700 additional miles under track access arrangements. We operate in 26 U.S. states, five Australian states, two Canadian provinces, and six Mexican states, and serve 12 U.S. ports, five Australian ports and one Mexican port. Based on track miles, we believe that we are the second largest operator of short line and regional freight railroads in North America.

GROWTH STRATEGY

We intend to increase our earnings and cash flow through the execution of our disciplined acquisition strategy for both domestic and international opportunities. When acquiring railroads in our existing regions, we target contiguous or nearby rail properties where our local management teams are best able to identify opportunities to reduce operating costs and increase equipment utilization. In new regions, we target rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region and attract qualified management. To help ensure accountability for the projected financial results of our potential acquisitions, we typically include the regional manager who would operate the rail property after the acquisition as part of our due diligence team.

We derive our acquisition, investment and long-term lease opportunities from the following five sources:

•	rail lines of industrial companies, such as Bethlehem Steel Corporation, Mueller Industries, Inc. and Georgia-Pacific Corporation (GP);

•	branch lines of Class I railroads, such as Burlington Northern Santa Fe Corporation (BNSF) and CSX Corporation (CSX);

•	other regional railroads or short line railroads, such as Rail Management Corporation (RMC) and Emons Transportation Group, Inc. (Emons);

•	foreign government-owned railroads, such as those in Australia, that have been privatized; and

•	new rail and infrastructure and/or equipment associated with greenfield industrial and mineral development, such as potential new mining projects in South Australia.

We believe that additional acquisition opportunities in the United States exist among the more than 500 short line and regional railroads operating approximately 44,500 miles of track, as well as additional lines expected to be sold or leased by Class I railroads. We also believe that there are additional acquisition candidates in Australia, Europe, Canada, South America and other markets outside the United States. We believe that we are well-positioned to capitalize on additional acquisition opportunities.

OPERATING STRATEGY

We intend to increase our earnings and cash flow through the execution of our operating strategy for both our domestic and international operations. Our railroads operate under strong local management, with centralized administrative support and oversight. During 2006, our operations were organized in nine regional businesses, which we refer to as regions. In the United States, these regions were Illinois, New York/Pennsylvania, Oregon, Rail Link (which includes industrial switching and port operations in various geographic locations) and Utah. Outside the United States, these regions were Australia, Canada (which includes certain adjacent properties located in the United States), Mexico and Bolivia. Effective January 1, 2007, we reconfigured our regions, resulting in the addition of a tenth, the Southern region, principally consisting of railroads in the southern part of the United States. We also created the Rocky Mountain region, which includes the former Utah region. In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as prerequisites for us to achieve our financial goals. At the regional level, our operating strategy consists of the following four principal elements:

•

Focused Regional Marketing. We build each regional rail system on a base of large industrial customers, seek to grow that business through marketing efforts and pursue additional revenues by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively.

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

•

Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads to meet the needs of our customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain of our customers and railroads to the regional economies, we are able, in some instances, to obtain state and/or federal grants to rehabilitate track. Typically, we seek government funds to support investments that would not otherwise be economically viable for us to fund on a stand alone basis.

•

Continuous Safety Improvement. We believe that a safe work environment is essential for our employees and customers and the long-term success of our business. Each year we establish stringent safety targets as part of our safety program. Through the execution of our safety program, we have reduced our injury frequency rate from 5.89 injuries per 200,000 man-hours worked in 1998 to 1.95 in 2006.

INDUSTRY

According to the Association of American Railroads (AAR), there are 560 railroads in the United States operating over 140,000 miles of track. The AAR segments U.S. railroads into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $319.3 million in revenues, represent approximately 93% of total rail revenues. Regional and local railroads operate approximately 44,500 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local railroads combined account for approximately 7% of total rail revenues. We operate one regional and 41 local (short-line) railroads in the U.S.

The following table shows the breakdown of U.S. railroads by classification.

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I(1)	7	95,664	Over $319.3 million
Regional	30	15,388	$40.0 to $319.3 million and /or 350 or more miles operated
Local	523	29,197	Less than $40.0 million and less than 350 miles operated

Total	560	140,249

(1)	Includes CSX Transportation (CSXT), BNSF Railway Co. (BNSF), Norfolk Southern (NS), Kansas City Southern Railway Company (KCS), and Union Pacific (UP)

Source: Association of American Railroads, Railroad Facts, 2006 Edition.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which deregulated the pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the customers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.

Although the acquisition market is competitive in the railroad industry, we believe we will continue to find opportunities to acquire rail properties in the United States and Canada from Class I railroads, industrial companies and independent local and regional railroads. We also believe we will continue to find additional acquisition opportunities in markets outside of the United States. For additional information, see the discussion under “Item 1A. Risk Factors.”

OPERATIONS

As of December 31, 2006, we owned, leased or operated 48 short line and regional freight railroads with approximately 6,800 miles of track in the United States, Australia, Mexico, Canada and Bolivia. We principally generate revenues from the haulage of freight by rail over relatively short distances. Freight revenues represented 70.1%, 74.2% and 74.5% of our total revenues in 2006, 2005 and 2004, respectively.

Customers

Our operations served more than 920 customers in 2006. Freight revenue from our 10 largest freight revenue customers accounted for approximately 24%, 24% and 27% of our revenues in 2006, 2005 and 2004,

respectively. As of December 31, 2006, four of our ten largest customers operated in the paper and forest products industry. In 2006, 2005 and 2004, our largest freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 7% of our revenues in 2006 and 8% of our revenues in both 2005 and 2004. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms ranging from less than one year to 20 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped.

Commodities

Our railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. For a comparison of freight revenues, carloads and average freight revenue per carload by commodity group for the years ended December 31, 2006, 2005 and 2004, see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Group Descriptions

The Pulp and Paper commodity group consists primarily of inbound shipments of pulp and outbound shipments of kraft and finished papers and container board.

The Coal, Coke and Ores commodity group consists primarily of shipments of coal to power plants and industrial customers.

The Metals commodity group consists primarily of scrap metal, finished steel products, coated pipe, slab and ingots.

The Minerals and Stone commodity group consists primarily of cement, gypsum, gravel and stone used in construction and salt used in highway ice control.

The Lumber and Forest Products commodity group consists primarily of finished lumber, plywood, oriented strand board and particle board used in construction and furniture manufacturing and wood chips and pulpwood used in paper manufacturing.

The Farm and Food Products commodity group consists primarily of wheat, barley, corn and other grains.

The Chemicals-Plastics commodity group consists primarily of chemicals used in manufacturing, particularly in the paper industry.

The Petroleum Products commodity group consists primarily of fuel oil.

The Autos and Auto Parts commodity group consists primarily of finished automobiles and stamped auto parts.

The Intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.

The Other commodity group consists of all freight moved not included in the commodity groups set forth above.

Non-Freight Revenues

We generate non-freight revenues primarily through the following activities:

•	Railcar switching, which includes:

•	intra-plant switching—revenues earned by providing services dedicated to the movement of railcars within industrial plants and

•	intra-terminal switching—revenues earned for the movement of customer railcars from one track to another track on the same railroad.

•	Fuel sales to third parties—revenues earned by GWA in South Australia from the sale of diesel fuel to other rail operators.

•	Car hire and rental services—charges paid by other railroads for use of our railcars.

•	Demurrage and storage—charges to customers for holding or storing railcars.

•	Car repair services—charges for repairing freight cars owned by others, either under contract or in accordance with AAR rules.

In 2006, 2005 and 2004, non-freight revenues constituted 29.9%, 25.8% and 25.5%, respectively, of our total operating revenues with railcar switching representing 46.0%, 50.0% and 51.0% respectively, of total non-freight revenues. For a comparison of non-freight revenues for the years ended December 31, 2006, 2005 and 2004, see discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Reportable Segments

As of and for the year ended December 31, 2006, we reported financial information for two reportable segments (Railroad Operations Excluding Mexico and Mexico Operations). For financial information with respect to each of our reportable segments, see Note 17 to our Consolidated Financial Statements set forth in Part IV, Item 15. of this Annual Report.

Geographic Information

For financial information with respect to each of our geographic areas, see Note 17 to our Consolidated Financial Statements set forth in Part IV, Item 15. of this Annual Report.

Traffic

Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic provide us with a more stable source of revenue, because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2006, revenues generated from interline and local traffic constituted approximately 95% of our freight revenues.

Seasonality of Operations

Typically, we experience relatively lower revenues in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in the second and third quarters when weather conditions are more favorable. However, certain of our traffic, such as salt for road de-icing, often benefits from particularly cold and inclement weather.

Employees

As of December 31, 2006, our railroads and industrial switching locations had 2,677 full time employees. Of this total, 1,154 railroad employees are members of national labor organizations. Our railroads have 37 contracts with these national labor organizations, five of which are currently in negotiations. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. Le Code Canadien du Travail, the Federal Workplace Relations Act and Junta Federal de Conciliación y Arbitraje govern the labor relations of employers and employees engaged in the railroad industry in Canada, Australia and Mexico, respectively. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. We have also entered into collective employee bargaining agreements with an additional 71 employees who are not represented by a national labor organization. We believe our relationship with our employees is good.

SAFETY

Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, measured as reportable injuries as defined by the Federal Railroad Administration (FRA), per 200,000 man hours worked, was 1.95 and 1.99 in 2006 and 2005, respectively.

INSURANCE

We maintain insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions of up to $0.5 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of primary policy limits. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under our liability policies. The property damage policies have self-insured retentions ranging from $0.1 million to $1.0 million, depending on the category of incident.

Employees of our United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability insurance policies. Employees of our industrial switching business are covered under workers’ compensation policies.

We believe our insurance coverage is adequate in light of our experience and the experience of the rail industry.

COMPETITION

Each of our railroads is typically the only rail carrier directly serving our customers; however, our railroads compete directly with other modes of transportation, principally highway competition from motor carriers and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight we handle is interchanged with other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.

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

In acquiring rail properties, we generally compete with other short line and regional railroad operators, and more recently with private equity firms operating in conjunction with short line rail operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial and financial resources, effectively positions us to take advantage of acquisition opportunities.

REGULATION

United States

In addition to environmental laws, securities laws and other regulations generally applicable to many businesses, our U.S. railroads are subject to regulation by:

•	the STB;

•	the FRA;

•	federal agencies, including the Department of Homeland Security and Department of Transportation;

•	state departments of transportation; and

•	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA has jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications.

Canada

St. Lawrence & Atlantic Railroad (Quebec) is a federally regulated railroad and falls under the jurisdiction of the Canada Transportation Agency (CTA) and Transport Canada (TC) and is subject to the Railway Safety Act. The CTA regulates construction and operation of federally regulated railways, financial transactions of federally regulated railway companies, all aspects of rates, tariffs and services and the transferring and discontinuing of the operation of railway lines. TC administers the Railway Safety Act, which ensures that federally regulated railway companies abide by all regulations with respect to engineering standards governing the construction or alteration of railway works and the operation and maintenance standards of railway works and equipment.

Quebec Gatineau Railway and Huron Central Railway are subject to the jurisdiction of provincial governments of Quebec and Ontario, respectively. Provincially regulated railways only operate within one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Ministère des Transports du Quebec, while in Ontario, under the Short Line Railways Act, a license must be obtained from the Registrar of Short Line Railways. Construction, operation and discontinuance of operation are regulated, as well as railway services.

Acquisitions of additional railroad operations in Canada, whether federally or provincially regulated, may be subject to review under the Investment Canada Act (ICA), a federal statute that applies to the acquisition of a Canadian business or establishment of a new Canadian business by a non-Canadian. In the case of an acquisition that is subject to review, a non-Canadian investor must observe a statutory waiting period prior to completion and satisfy the Minister responsible for the administration of the ICA that the investment will be of net benefit to Canada, considering certain evaluative factors set out in the legislation.

Any contemplated acquisitions may also be subject to the Competition Act (Canada), which contains provisions relating to pre-merger notification as well as substantive merger provisions.

Australia

In Australia, regulation of rail safety is generally governed by state legislation and administered by state regulatory agencies. GWA’s assets are subject to the regulatory regimes governing safety in each of the states in which it operates. Regulation of track access is governed by overriding federal legislation with state-based regimes operating in compliance with the federal legislation. As a result, with respect to rail infrastructure access, GWA’s Australian assets are also subject to state-based access regimes and Part IIIA of the Trade Practices Act 1974.

GWA’s interstate access includes the standard gauge tracks in South Australia, as well as connecting standard gauge tracks in Victoria and the Northern Territory. The interstate network is part of the larger standard gauge network linking all capital cities in Australia from Brisbane to Perth, as well as Broken Hill in New South Wales and Alice Springs in the Northern Territory. Certain parts of this larger standard gauge network that are not covered by the interstate network are governed by the various state access regimes and the national access regime.

Mexico

In Mexico, the Secretaria de Comunicaciones y Transporte (SCT) has jurisdiction over, among other things:

•	policies and programs related to the railroad system;

•	the granting of concessions;

•	the regulation of the concessions and resolution of any issues regarding amendments or terminations to the concessions;

•	the regulation of tariff application; and

•	the imposition of sanctions when operators have not complied with the terms of a concession.

Our Mexican railroad operation, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), is also subject to the Mexican Foreign Investments Law, the Federal Law of Economic Competition and the Law of Railway Services. The Foreign Investments Law governs the ownership of Mexican railroads by foreign entities while the Law of Economic Competition is an antitrust statute. The Law of Railway Services regulates the construction and maintenance of rail lines and rights of way and related operations, interconnection services and auxiliary services.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Ministry of Transport and comparable agencies at the provincial level. In Mexico, these functions are administered at the federal level by the Secretary of Environment, Natural Resources and Fisheries and the Attorney General for Environmental Protection and by comparable agencies at the state level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level.

In Mexico, FCCM was awarded a 30-year concession (expiring in 2029) to operate certain railways owned by the government-owned rail company. Under the terms of the concession agreement, the federal railway company remains responsible for remediation of all contamination that occurred prior to the execution date of the concession agreement.

The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired from them contain contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to meet existing South Australian environmental standards.

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

Our Internet address is www.gwrr.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the SEC. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our website. Our website also contains hyperlinks to charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics. Our Code of Ethics applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our principal accounting officer and our controller. We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our Internet website.

In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically. The SEC website address is www.sec.gov.

The information regarding our website and its content is for your convenience only. The information contained on or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

Item 1A.	Risk Factors

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements, including the risks described below and the risks identified in other documents that are filed or furnished with the SEC.

GENERAL RISKS ASSOCIATED WITH OUR BUSINESS

If we are unable to consummate additional acquisitions or investments, we may not be able to implement our growth strategy successfully.

Our growth strategy is based to a large extent on the selective acquisition, development and investment in rail properties, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other companies that may have greater financial resources;

•	our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with venture partners; and

•	the availability of management resources to oversee the integration and operation of the new businesses.

If we are not successful in implementing our growth strategy, the market price for our Class A Common Stock may be adversely affected.

We may need additional capital to fund our acquisitions. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which would impair the execution of our growth strategy.

Since 1996, we have acquired interests in 42 railroads, the majority of which were for cash. As of December 31, 2006, we had undrawn revolver capacity of $224.8 million and $154.2 million of cash and cash equivalents available for acquisitions or other activities, net of approximately $86.0 million of taxes payable to the Australian government in 2007 related to the ARG Sale. We intend to continue to review acquisition candidates and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. We expect that, as in the past, we will pay cash for some or all of the purchase price of any acquisitions or purchases that we make. Depending on the number of acquisitions or purchases and the prices thereof, we may not generate enough cash from operations to pay for the acquisitions or purchases. We may, therefore, need to raise substantial additional capital to fund our acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which could impair the execution of our growth strategy.

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

•	failure to maintain the quality of services that have historically been provided;

•	integrating employees of rail lines acquired from Class I railroads, governments or other entities into our regional railroad culture;

•	failure to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of our management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, many of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions.

Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from or compensate us for, actual liabilities. In connection with our GP Railroads and Rail Partners acquisitions, most of the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, have expired, in the case of GP, or will expire on or before June 2008, in the case of Rail Partners. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our financial condition and operating results.

Because we depend on Class I railroads and other connecting carriers for a majority of our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

The railroad industry in the U.S. and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2006, approximately 82% of our total carloads were interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers, or to cease certain freight movements, could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which Class I carrier made such a decision and which of our routes and freight movements were affected.

Our ability to provide rail service to customers in the U.S. and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of or service provided by, those connecting carriers or in our relationship with those connecting carriers, would adversely affect our operating results, financial condition and liquidity.

Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators. We lease several railroads from Class I carriers under long-term lease arrangements, which collectively accounted for approximately 10% of our 2006 revenues. In addition, we own several railroads that also lease portions of the track or right of way upon which they operate from Class I railroads. Failure of our railroads to comply with the terms of these leases and agreements in all material respects could result in the loss of operating rights with respect to those rail properties, which would adversely affect our operating results, financial condition and liquidity. Because we depend on Class I carriers for our U.S. and Canadian operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with those carriers deteriorate.

Of our 2006 Mexican revenues, approximately 60% originated and terminated on FCCM’s railroad, while the remaining approximately 40% of revenue depended on FCCM’s relationship with Ferrosur S.A. de C.V. (Ferrosur), the connecting carrier. To the extent that we experience service or other commercial disruptions with Ferrosur, our ability to serve existing customers and expand our business will suffer. In November 2005, Grupo Mexico, the majority owner of Ferrocarril Mexicano S.A. de C.V. (Ferromex), which is one of the largest railroads in Mexico and principally operates in the northern and western parts of Mexico, announced that it intended to acquire Ferrosur. The transaction is facing a legal challenge by the Mexican Commission on Competition, which rejected a similar transaction in 2002. In addition, Kansas City Southern de Mexico, which operates between Ferromex and Ferrosur and in the north eastern part of Mexico, has commenced legal proceedings to prevent the transaction from closing. We are still evaluating the potential commercial impact of this transaction on FCCM, which may result in increased costs to FCCM or limitations on FCCM’s ability to access traffic originating or terminating on KCS-Mexico’s network. For additional information on our Mexico Operations, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Mexico.”

On January 26, 2007, the STB issued a final rule on fuel surcharges that may adversely affect our revenues.

On January 26, 2007, the STB issued final rules governing fuel surcharges that require freight railroads to change the methodologies used to impose fuel surcharges on shippers. The final rule provides that computing fuel surcharges as a percentage of the base rate for transportation is an unreasonable practice because it does not account for factors (such as mileage and weight) that correlate more closely with the amount of fuel actually consumed. In addition, the final rule prohibits railroads from applying to the same movement both a fuel surcharge and a rate increase based on a cost index that includes a fuel cost component. The new rule does not apply to exempt traffic or traffic moving under contract. Freight railroads have until April 26, 2007, to modify their fuel surcharge practices accordingly. In the United States and Canada, through our contractual relationships with certain Class I railroads, we are partially compensated for increases in fuel costs through fuel surcharges. The new rule may reduce the fuel surcharges shared with us by Class I railroads, which could have a material adverse effect on our operating results, financial condition and liquidity.

Our operations are dependent on our ability to obtain railcars and locomotives from other providers.

In 2006, approximately 66% of our railcars were leased. If the number of available railcars is insufficient or if the cost of obtaining these railcars increases, we might not be able to obtain replacement railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. In addition, in some cases we use third-party locomotives to provide transportation services to our customers. Without these third-party locomotives, we would need to invest additional capital in locomotives.

We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.

Each of our railroads is typically the only rail carrier directly serving our customers. Our railroads, however, compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our network. If the scope and quality of these alternative methods of transportation are materially increased or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, we could suffer a material adverse effect on our operating results, financial condition and liquidity.

We are also subject to geographic and product competition. For example, a customer could shift production to a region where we do not have operations or could substitute one commodity for another commodity that is not transported by rail. In either case, we would lose a source of revenues, which could have a material adverse effect on our operating results, financial condition and liquidity.

The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because approximately 82% of our carloads involve interchange with another carrier, we have only limited control over the total price, transit time or quality of such service. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate or legislation granting materially greater latitude for other modes of transportation could have a material adverse effect on our operating results, financial condition and liquidity.

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

We are subject to governmental regulation with respect to our railroad operations and a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the U.S., these agencies include the STB, the FRA, federal agencies (including the Department of Homeland Security and the Department of Transportation) and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity. In addition, governments may change the regulatory framework within which we operate without providing us with any recourse for any adverse effects that the change may have on our operating results, financial condition or liquidity. Also, some of the regulations require us to obtain and maintain various licenses, permits and other authorizations, and we may not continue to be able to do so.

We could incur significant costs for violations of or liabilities under, environmental laws and regulations.

Our railroad operations and real estate ownership are subject to extensive foreign, federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. We may incur environmental liability from conditions or practices at properties previously owned or operated by us, properties leased by us and other properties owned by third parties, (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned by us. Under some environmental statutes, such liability may be without regard to whether we were at fault and may also be “joint and several,” whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.

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

We are a party to collective bargaining agreements with various labor unions in the United States, Mexico, Australia, Canada and Bolivia. We are party to 37 contracts with national labor organizations. We are currently engaged in negotiations with respect to five of those agreements. We have also entered into employee bargaining agreements with an additional 71 employees who represent themselves. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which, in either case, could materially adversely affect our operating results, financial condition and liquidity. We are also subject to the risk of the unionization of our non-unionized employees, which could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, work interruptions may be threatened, which could cause customers to seek other transportation alternatives, with a corresponding adverse financial impact.

If we are unable to employ a sufficient number of skilled workers, our operating results, financial condition and liquidity may be materially adversely affected.

We believe that our success depends upon our ability to employ and retain skilled workers that possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions, resulting in a high employee turnover rate when compared to many other industries. In addition, our ability to expand our operations depends in part on our ability to attract and retain skilled workers. Since 2004, our annual average number of employees has increased 28.4% from 2,038 to 2,617 for 2006. Within the next five years, we estimate approximately 12% of the current workforce will become eligible for retirement. Approximately three-fourths of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with these types of skills has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and our growth potential could be impaired, each of which could have a material adverse effect on our operating results, financial condition and liquidity.

As a common carrier by rail, we are required to transport hazardous materials, regardless of risk.

Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs and compromise critical parts of our railroads. Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents. Federal regulators also would be required to prescribe new regulations governing railroads’ transportation of hazardous materials. If enacted, such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the Department of Transportation and the Department of Homeland Security could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Some legislators have contemplated pre-notification requirements for hazardous materials shipments. If promulgated, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in our costs could materially adversely affect our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities that are not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. On certain of the rail lines over which we operate, freight trains are commingled with passenger trains. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed our insurance limits. Insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, subsequent adverse events directly and indirectly applicable to us may result in additional increases in our insurance premiums and/or our self insured retentions and could result in limitations to the coverage under our existing policies. The occurrence of losses or other liabilities that are not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

Rising fuel costs could materially adversely affect our operating results, financial condition and liquidity.

Fuel costs constitute a significant portion of our total operating expenses. Fuel costs for fuel used in operations were 10.4% and 12.2% of our operating expenses for the years ended December 31, 2006 and 2005, respectively. Fuel prices and supplies are influenced by factors beyond our control, such as international political and economic circumstances. In the United States and Canada, through certain of our contractual relationships with certain Class I railroads, we are partially compensated for increases in fuel costs through fuel surcharges. If Class I railroads change their policies regarding fuel surcharges, if diesel fuel prices increase dramatically or if a fuel supply shortage were to arise from production curtailments, a disruption of oil imports or otherwise, these events could materially adversely affect our operating results, financial condition and liquidity.

The expiration of the short line tax credit on January 1, 2008, could materially adversely affect our effective tax rate.

On October 22, 2004, the American Jobs Creation Act (P. L. 108-357) was signed into law. The Act provides a tax credit for Class II and Class III railroads against their federal income tax based on qualified railroad track maintenance expenditures (the “Short Line Tax Credit”). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges, and related track structures owned or leased by a Class II or III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit is applicable to tax years beginning after December 31, 2004, and before January 1, 2008, which includes calendar years 2005, 2006 and 2007. In 2006 and 2005, the Short Line Tax Credit lowered our effective tax rate by 4.8% and 9.0%, respectively. If the Short Line Tax Credit is not extended and expires, the loss of the credit could have a material adverse effect on our effective tax rate and our reported earnings per share.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.

Our operations served more than 920 customers in 2006. Freight revenue from our 10 largest freight revenue customers accounted for approximately 24% of our revenues in 2006. As of December 31, 2006, four of our 10 largest customers operated in the paper and forest products industry. In 2006, our largest freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 7% of our revenues in 2006. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped. In addition, GWA’s largest freight customer, AWB Limited (AWB), is the subject of a government investigation and may lose its exclusive exporter status. If AWB loses its sole exporter status, under certain circumstances, it has the right to re-negotiate the terms of the contracts with GWA, which could affect our operating results, financial condition and liquidity. Substantial reduction in business with or loss of important customers or contracts could materially adversely affect our operating results, financial condition and liquidity.

Our results of operations are susceptible to downturns in the general economy.

In any given year, we, like other railroads, are susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight we transport. In addition, many of the goods and commodities carried by us experience cyclicality in their demand. Our results of operations can be expected to reflect this cyclicality, and because of the significant fixed costs inherent in railroad operations the impact could be material. Should an economic slowdown or recession occur in the countries in which we operate, the volume of rail shipments carried by us is likely to be affected.

Our results of operations are susceptible to severe weather conditions and other natural occurrences.

We are susceptible to adverse weather conditions, including floods, fires, hurricanes, droughts, earthquakes and other natural occurrences. For example:

•	Mexico’s revenues were reduced in 2006 and 2005 as a result of the impact of Hurricane Stan.

•	Our minerals and stone revenues, which include salt, may be reduced by mild winters in the northeastern United States, which lessens demand for road salt.

•	Our coal, coke and ores revenue may be reduced by mild winters in the United States, which lessens demand for coal.

•	GWA’s revenues are expected to be reduced in 2007 as a result of the impact of drought conditions on the South Australia grain harvest in 2006.

Bad weather and natural disasters, such as blizzards in eastern Canada and the northeastern United States and hurricanes in Mexico and the southeastern United States, could cause a shutdown or substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. In addition, GWA derives a significant portion of its rail freight revenues from shipments of grain. For the year ended December 31, 2006, grain shipments generated approximately 24% of GWA’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. Such weather conditions could cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results of operations, financial condition and liquidity. Furthermore, our expenses could be adversely impacted by weather, including, for example, higher track maintenance and overtime costs in the winter in our New York/Pennsylvania and Canada Regions or possible track repairs related to washouts in Mexico during its rainy season.

Certain of our capital projects may be impacted by our relationships with government entities.

Certain of our existing capital projects are and certain of our future capital projects may be, at least partially dependent on our ability to obtain government funding. Within the United States, during 2006, we obtained funds for 27 separate projects, which were partially funded by federal, state and municipal agencies. These funds represented approximately 9% of our total capital expenditures during 2006. Government funding for our projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate future funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements.

Our credit facilities contain numerous covenants that impose certain restrictions on the way we operate our business.

Our credit facilities contain numerous covenants that impose restrictions on our ability to, among other things:

•	incur additional debt;

•	create liens on our assets;

•	make certain types of investments;

•	repurchase shares or pay dividends;

•	make expenditures for capital projects;

•	merge or consolidate with others;

•	make asset acquisitions other than in the ordinary course of business;

•	dispose of assets or use asset sale proceeds;

•	enter into sale and leaseback transactions; and

•	enter into transactions with affiliates.

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

Our rail lines, port operations and other facilities and equipment, including rail cars carrying hazardous materials that we are required to transport under federal law as a common carrier, could be direct targets or indirect casualties of terrorist attacks. Any terrorist attack or other similar event could cause significant business interruption and may adversely affect our operating results, financial condition and liquidity. In addition, regulatory measures designed to control terrorism could impose substantial costs upon us and could result in impairment to our service, which could also adversely affect our operating results, financial condition and liquidity.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, freight loss and other property damage and other matters. For example, U.S. job-related personal injury and occupational claims are subject to the Federal Employers’ Liability Act (FELA), which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system. The variability inherent in this system could result in actual costs being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident involving any or all of freight loss or property damage, personal injury and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity to the extent not covered by insurance. We have obtained commercial insurance for potential losses for third-party liability and first-party property damages. Specified levels of risk are retained by us. Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

ADDITIONAL RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS

We are subject to the risks of doing business in foreign countries.

Some of our significant subsidiaries transact business in foreign countries, namely in Australia, Canada and Mexico, and we have an equity investment in Bolivia. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse renegotiation or modification of existing agreements or arrangements with governmental authorities;

•	adverse changes or greater volatility in the economies of those countries;

•	adverse effects of currency exchange controls;

•	adverse currency movements that make goods produced in those countries that are destined for export markets less competitive;

•	adverse changes to the regulatory environment of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment and earnings;

•	the nationalization of the businesses that we operate, such as threatened nationalization in Bolivia;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the potential instability of foreign governments, including from domestic insurgency; and

•	the challenge of managing a culturally and geographically diverse operation.

We may incur additional losses associated with the damage to our Mexican railroad caused by Hurricane Stan.

In October 2005, our Mexican railroad operation, FCCM was struck by Hurricane Stan with the most severe impact concentrated in the State of Chiapas between the town of Tonalá and the Guatemalan border. Approximately 70 bridges were damaged or destroyed, and various segments of track were washed out, rendering portions of the rail line inoperable absent reconstruction. As of September 30, 2006, the government had not committed adequate resources to fund the reconstruction project, and we did not intend to fund the project ourselves. Accordingly, we recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the third quarter of 2006, reflecting the write-down of non-current assets and related effects of FCCM. As of December 31, 2006, FCCM’s remaining $19.6 million of assets consisted of approximately $6.7 million of non-current assets, primarily locomotives and freight cars, and approximately $12.8 million of current assets, primarily receivables and inventory. We are uncertain as to whether sufficient funds will be available from the Mexican government to fund the reconstruction of the damaged rail line. In addition, we are obligated under a guarantee arrangement of $7.0 million in the event that our Mexican subsidiary, GW Servicios S.A., is unable to fund future debt payments and its lenders accelerate the outstanding debt, $13.3 million as of December 31, 2006, and demand immediate payment under the guarantee. We expect to continue to incur operating losses from the Mexican business and may record additional charges going forward, which could affect our operating results, financial condition and liquidity.

For additional information on our Mexican operations, see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Mexico.”

Because some of our significant subsidiaries and affiliates transact business in foreign currencies and because a significant portion of our net income comes from the operations of our foreign subsidiaries, future exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.

Our operations in Australia, Canada and Mexico accounted for 9.7%, 11.6% and 5.9% of consolidated operating revenues, respectively, for the year ended December 31, 2006. The results of operations of our foreign entities are reported in the local currency—the Australian dollar, the Canadian dollar and the Mexican peso—and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the U.S. dollar can impact our results of operations. The exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may continue to do so in the future. For instance, in the year ended December 31, 2006, the Canadian dollar appreciated 6.8% relative to the U.S. dollar.

We cannot assure that we will be able to effectively manage our exchange rate risks, and the volatility in currency exchange rates may have a material adverse effect on our operating results, financial condition and liquidity. In addition, because our financial statements are stated in U.S. dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Failure to meet concession commitments with respect to operations of our rail lines could result in the loss of our investment and a related loss of revenues.

We have entered into long-term concession and/or lease agreements with governmental authorities in Mexico, Bolivia and South Australia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. Our failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement and the related revenues and income.

Australia’s open access regime could lead to additional competition for GWA’s business and decreased revenues and profit margins.

Australia’s open access regime could lead to additional competition for GWA’s business, which could result in decreased revenues and profit margins. The legislative and regulatory framework in Australia allows third-party rail operators to gain access to GWA’s railway infrastructure and in turn governs GWA’s access to track owned by others. Access charges are paid for access onto the track of other companies, and access charges under state and federal regimes continue to evolve because privatization of railways in Australia is recent. Where GWA pays access fees to others, if those fees were increased, GWA’s operating margins could be negatively affected. In addition, if the federal government or respective state regulators were to alter a regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by GWA did not meet competitive standards, then GWA’s income from those fees could be negatively affected.

When GWA operates over track networks owned by others, including Commonwealth-owned and State-owned networks, the owners of the network rather than the operators are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the network in satisfactory condition. Therefore, in areas where GWA operates over tracks owned by others, it is subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Either risk could affect GWA.

GWA is subject to several contractual restrictions on its ability to compete.

GWA is subject to (a) a five-year non-compete in the State of Western Australia, the Melbourne to Adelaide corridor and certain areas within the State of New South Wales historically served by ARG; (b) a right of first refusal for the benefit of Queensland Rail on the sale of (i) GWA or a majority of the ownership of GWA, (ii) a number of high horse-power locomotives and intermodal wagons owned or operated by GWA and (iii) assets of GWA’s yard and facilities at Port Augusta; and (c) a restriction on hiring of ARG employees who remain employed by ARG after the closing. These contractual restrictions may place limits on our ability to grow GWA’s business, which could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Genesee & Wyoming, through our subsidiaries and unconsolidated affiliate in Bolivia, currently has interests in 48 short line and regional freight railroads, of which 42 are located in the United States, three are located in Canada, one is located in Australia, one is located in Mexico and one is located in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the sellers, and our holdings of such real estate are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track and the underlying land.

Our railroads operate over approximately 6,800 miles of track that is owned, jointly-owned or leased by us or our affiliate. We also operate, through various trackage rights agreements, over more than 3,700 miles of track that is owned or leased by others. The track miles listed below exclude 855 miles of sidings and yards located in the U.S. (626 miles), Canada (87 miles), Mexico (77 miles) and Australia (65 miles).

The following table sets forth certain information as of December 31, 2006, with respect to our and our affiliate’s railroads:

Railroad and Location	Year Acquired	Track Miles	Notes	Structure	Connecting Carriers(1)
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York	1899	27	(2)	Owned	CP, DMM, RSR, NS, CSX

The Dansville & Mount Morris Railroad Company (DMM) New York	1985	8	(2)	Owned	GNWR

Rochester & Southern Railroad, Inc. (RSR) New York	1986	50	(3)	Owned	BPRR, CP, GNWR, CSX

Railroad and Location	Year Acquired	Track Miles	Notes	Structure	Connecting Carriers(1)
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	(4)	Owned/Leased	UP, BNSF

Bradford Industrial Rail, Inc. (BR) Pennsylvania	1988	4	(5)	Owned	BPRR

Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	1988	331	(6)	Owned/Leased	ALY, BR, CN, CP, CSX, NS, PS, RSR, AVR, SB

Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	1992	128	(7)	Owned	BPRR, NS, CSX

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	184	(8)	Leased	UP, PNWR, HLSC

Portland & Western Railroad, Inc. (PNWR) Oregon	1995	287	(9)	Owned/Leased	BNSF, UP, WPRR, POTB

Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	1996	160	(10)	Owned/Leased	BPRR, NS

Illinois & Midland Railroad, Inc. (IMR) Illinois	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP

Commonwealth Railway, Inc. (CWRY) Virginia	1996	17	(12)	Owned/Leased	NS

Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	(13)	Leased	NS, CSX

Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	23	(14)	Leased	UP, BNSF, TM

Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	20	(15)	Owned/Leased	CSX, NS

Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	(16)	Leased	CSX, NS

South Buffalo Railway Company (SB) New York	2001	54	(17)	Owned	BPRR, CSX, NS CP, CN

St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	2002	168	(18)	Owned/Leased	GRS, SLQ

York Railway Company (YRC) Pennsylvania	2002	42	(18)	Owned	CSX, NS

Utah Railway Company (URC) Utah	2002	47	(19)	Owned	UP, BNSF

Salt Lake City Southern Railroad Company (SLCS) Utah	2002	2	(20)	Owned	UP, BNSF

Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	(21)	Owned	CSX, NS, CHAT

Arkansas Louisiana and Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	(21)	Owned	UP, KCS, F&P

Fordyce and Princeton R.R. Co. (F&P) Arkansas	2003	57	(21)	Owned	UP, KCS, ALM

Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW, IAIS, IMRR

First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	(23)	Leased	CSXT, SM

AN Railway, L.L.C. (AN) Florida	2005	96	(24)	Leased	CSX

Railroad and Location	Year Acquired	Track Miles	Notes	Structure	Connecting Carriers(1)
Atlantic & Western Railway, L.P. (ATW) North Carolina	2005	11	(24)	Owned	CSX, NS

The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	(24)	Owned	CSX, CHAT

East Tennessee Railway, L.P. (ETRY) Tennessee	2005	14	(24)	Owned/Leased	CSX, NS

Evansville Belt Railroad, Inc. (EBLR) Indiana	2005	6	(24)	Owned

Galveston Railroad, L.P. (GVSR) Texas	2005	38	(24)	Leased	BNSF, UP

Georgia Central Railway, L.P. (GC) Georgia	2005	171	(24)	Owned/Leased	CSX, NS

KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	(24)	Owned	CSX

Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	(24)	Owned	BNSF, UP

Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	148	(24)	Owned/Leased	CSX, KCS, NS, AGR

Riceboro Southern Railway, L.L.C. (RSOR) Georgia	2005	18	(24)	Leased	CSX

Tomahawk Railway, L.P. (TR) Wisconsin	2005	6	(24)	Owned	CN

Valdosta Railway, L.P. (VR) Georgia	2005	10	(24)	Owned	CSX, NS

Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	21	(24)	Owned	CSX

Wilmington Terminal Railroad, L.L.C. (WTRY) North Carolina	2005	17	(24)	Leased	CSX

Chattahoochee Bay Railroad, Inc. (CHAT) Georgia	2006	26	(25)	Owned	BAYL, NS, CIRR

CANADA:
Huron Central Railway Inc. (HCR) Canada	1997	173	(26)	Leased	CP, CN

Quebec Gatineau Railway Inc. (QGRY) Canada	1997	313	(27)	Owned/Leased	CP, CN

St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	2002	95	(18)	Owned	CP, CN, MMA, SLR

MEXICO:
Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM)	1999	998	(28)	Leased	FSRR

AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	(29)	Leased

BOLIVIA (Minority Investment):
Ferroviaria Oriental, S.A. (Oriental)	2000	773	(30)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.
(2)	The GNWR and DMM are now operated by RSR.
(3)	In addition, RSR has a haulage contract over 52 miles of CP.
(4)	Includes 14 miles under a lease with M.A. Patout & Sons expiring in 2011. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party and has a haulage contract with M.A. Patout & Sons over 4 miles of track.
(5)	In addition, BR operates by trackage rights over 14 miles of BPRR. BR merged with BPRR on January 1, 2004.
(6)	Includes 92 miles under perpetual leases and 41 miles and 9 miles under leases with CSX expiring in 2027 and 2090, respectively. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018 and 44 miles of NS under an agreement expiring in 2027. We are seeking to sell or abandon approximately 25 miles of owned track that parallels track under the NS trackage rights agreement.
(7)	ALY operates by trackage rights over 3 miles of NS. ALY merged with BPRR on January 1, 2004.
(8)	All under lease with UP expiring in 2013, with renewal options subject to both parties’ consent. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(9)	Includes 59 miles under lease with UP expiring in 2015 with a 10-year renewal unless terminated by either party, 56 miles formerly under lease which was purchased in November 1997 and is operated under a rail service easement, 92 miles purchased in July 1997 and 76 miles under lease with UP expiring in 2017. If the leases terminate, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreements. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB.
(10)	In addition, PS operates over 11 miles pursuant to an operating contract. PS merged with BPRR on January 1, 2004. In 2005, we sold approximately 30 miles of owned track that duplicates service provided by BPRR.
(11)	In addition, IMR operates by trackage rights over 15 miles of CN, 9 miles of TZPR and 6 miles of UP.
(12)	Exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. on August 25, 2006.
(13)	All under lease with Jacksonville Port Authority expiring in 2007.
(14)	All under lease with Port of Corpus Christi Authority of Nueces County Texas expiring in 2007. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.
(15)	Includes 13 miles which are under lease with Georgia Port Authority expiring in 2010. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.
(16)	All under lease expiring in 2010. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.
(17)	SB was acquired October 1, 2001 from Bethlehem Steel.
(18)	Subsidiary of Emons Transportation Group, Inc., acquired February 22, 2002.
(19)	URC was acquired August 28, 2002. In addition, URC operates by trackage rights over 349 miles of UP.
(20)	Subsidiary of Utah Railway Company, acquired August 28, 2002. In addition, SLCS operates by trackage rights over 34 miles of UP.
(21)	All acquired on December 31, 2003 from Georgia Pacific Corporation.
(22)	All under lease with Peoria and Pekin Union Railway expiring in 2024.
(23)	All under lease with CSX expiring in 2025.
(24)	All acquired on June 1, 2005 from RMC. Includes certain lines under leases with CSX, Port of Galveston and the City of Wilmington, NC.
(25)	CHAT purchased the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. on August 25, 2006 from Gulf & Ohio Railways.
(26)	All under lease with CP expiring in 2017, with renewal options subject to both parties’ consent.
(27)	Consists of 295 miles which are owned and 18 miles which are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRY operates by trackage rights over 27 miles of CP.
(28)	All under a 30-year concession agreement expiring in 2029 operating on track structure which is owned by a government company. In addition, FCCM operates by trackage rights over 199 miles on Ferrosur (another privatized rail concession) and a government-owned line.
(29)	Acquired a 50-year lease from South Australia, which expires in 2047.
(30)	All under a 40-year concession agreement expiring in 2036 operating on track structure which is owned by the state-owned rail company Red Ferroviario Oriental.

Legend of Connecting Carriers

AVR	Allegheny Valley Railroad
BNSF	Burlington Northern Santa Fe Railway Company
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
FSRR	Ferrocarriles del Sureste
GRS	Guilford Rail System

HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
KCS	Kansas City Southern
NS	Norfolk Southern Corp.
POTB	Port of Tillamook Bay Railroad
SM	St Mary’s Railroad
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
MMA	Montreal, Maine & Atlantic Railway, Ltd.
AGR	Alabama & Gulf Coast Railway LLC

EQUIPMENT

As of December 31, 2006, the rolling stock of our operations consisted of 519 locomotives, of which 453 were owned and 66 were leased, and 8,464 freight cars, of which 2,846 were owned and 5,618 were leased. A breakdown of the types of freight cars owned and leased is set forth in the table below.

Rail Cars by Car Type:

	Owned	Leased	Totals
Box	882	2,708	3,590
Hoppers	507	1,512	2,019
Flats	443	595	1,038
Gondolas	579	342	921
Covered Hoppers	390	163	553
Tank Cars	32	285	317
Auto Racks	13	13	26

	2,846	5,618	8,464

Item 3.	Legal Proceedings

Rail Partners. As previously disclosed, on February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed the second amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc. (the Company), Galveston Railroad, L.P. (Galveston Railroad), Rail Link Inc. (Rail Link), the general manager of the Galveston Railroad and Rail Management Corporation (RMC), the former owner of the Galveston Railroad (collectively, the Defendants). Owens’ claims arose in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arose in connection with the Galveston Railroad’s lease of the Port’s facilities.

On August 11, 2006, the Defendants entered into a Settlement Agreement (the Settlement Agreement) with the Port. Without admitting any liability, the Defendants agreed to settle the Port’s pending claims against the Defendants in the County Court. In connection with the Agreement, we agreed to pay $0.8 million to the Port, which was reflected as an expense in the statement of operations for the year ended December 31, 2006. Our subsidiary, Galveston Railroad, has also entered into a new lease with the Port, which lease has a twenty (20) year term.

Owens is not a party to the Settlement Agreement, and Owens’ claims against the Defendants remain unchanged. Owens alleges that Galveston Railroad violated the confidentiality agreement relating to the joint storage and switching of rail cars at the Port and thereby caused the failure of his business. Owens seeks damages for breach of contract and commercial tort claims, plus an amount to be determined for punitive and similar damages. On March 8, 2006, Owens filed a Motion for Partial Summary Judgment with respect to claims that Galveston Railroad and RMC breached a contractual obligation of confidentiality in November 2002. On April 20, 2006, the County Court held a hearing in connection with Owens’ Motion, and on April 27, 2006, the County Court issued an order granting Owens’ Motion, finding that there was a breach of the contractual obligation of confidentiality by Galveston Railroad and RMC. Issues related to whether this breach was the proximate cause of any damages and the amount of such damages, if any, remain the subject of further litigation.

We acquired the Galveston Railroad in June of 2005 as part of our acquisition of Rail Partners and all of the improper conduct alleged by Owens occurred prior to our acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to our purchase of the Galveston Railroad, damages associated with Owens’ claims are subject to indemnification by RMC and the securities purchase agreement requires RMC to maintain certain funds in escrow, which we believe will cover our actual damages, if any. RMC has acknowledged that it is obligated to indemnify us in accordance with and subject to the terms and limits as set forth in the securities purchase agreement.

Canada. On February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of our subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff has not alleged any specific monetary claim with respect to the damages of other members of the class but is seeking to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

On May 27, 2004, the Quebec Superior Court dismissed the plaintiff’s request to institute the class action and the plaintiff filed an appeal with Quebec Court of Appeal. On November 11, 2005, the Quebec Court of Appeal overturned the Quebec Superior Court’s finding a class could not be certified but noted the proposed class could only include owners and tenants within the defined geographic area since 1999. This case was remanded back to the same judge who previously dismissed the plaintiff’s request to institute a class action. On January 9, 2006, Genesee & Wyoming Canada Inc., Quebec-Gatineau Railway Inc. and CP filed applications for leave to the Supreme Court of Canada with respect to the Quebec Court of Appeal’s decision to allow the class action to proceed.

On May 18, 2006, the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006. On June 26, 2006, the plaintiff filed a Bill of Costs before the Quebec Court of Appeal and was awarded immaterial costs. The plaintiff has not yet commenced proceedings on the merits of the underlying claim and has requested a settlement conference be held prior to any proceedings being instituted. The settlement conference is expected to take place in mid-2007. Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

Bolivia. We indirectly hold a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. (IFB). This debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of GWC that we were ceasing our efforts to restructure the $12.0 million debt obligation. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise their rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. On October 26, 2006, Banco de Chile (another of GWC’s creditors that holds approximately 15% of the $12.0 million debt) commenced separate court proceedings before the 4th Civil Tribunal of Santiago with the same objectives. Notice of this proceeding was given to GWC and IFB on November 20, 2006. We do not expect these proceedings to have a material effect on our financial statements.

We also hold a 10.37% equity interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest. Please refer to Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our investment in Oriental.

Other. In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes that we have adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact to our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Market Results. Our Class A Common Stock publicly trades on the New York Stock Exchange under the trading symbol GWR. On February 14, 2006, we announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2006, to shareholders of record on February 28, 2006. All share and per share amounts presented herein have been restated to reflect the retroactive effect of this stock split as well as any previous stock splits.

The tables below show the range of high and low actual trade prices for our Class A Common Stock during each quarterly period of 2006 and 2005.

Year Ended December 31, 2006	High	Low
4th Quarter	$29.00	$22.32
3rd Quarter	$35.69	$21.00
2nd Quarter	$36.75	$26.36
1st Quarter	$32.57	$24.17

Year Ended December 31, 2005	High	Low
4th Quarter	$25.03	$19.59
3rd Quarter	$21.37	$17.69
2nd Quarter	$19.97	$15.35
1st Quarter	$18.79	$15.13

Our Class B Common Stock is not publicly traded.

Number of Holders. On February 23, 2007, there were 189 Class A Common Stock record holders and 8 Class B Common Stock record holders.

Dividends. We did not pay cash dividends in 2006 and 2005. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. For more information on contractual restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior U.S. and Canadian Credit Facilities in Item 7.

See Item 12—Security Ownership of Certain Beneficial Owners and Management below for the equity compensation plan table required by this Item 5.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

2006	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
October 1 to October 31	—	—	—	538,500
November 1 to November 30	—	—	—	538,500
December 1 to December 31	—	—	—	538,500

On November 2, 2004, we announced that our Board had authorized the repurchase of up to 1,000,000 shares of our Class A Common Stock. We intend to use the repurchased stock to offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. During the three months ended December 31, 2006, we did not repurchase any shares of our common stock. As of December 31, 2006, 461,500 shares of our common stock had been repurchased under this plan.

On February 13, 2007, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our Class A Common Stock. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by our management based on its evaluation of market conditions and other factors.

Item 6.	Selected Financial Data

The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, have been derived from our consolidated financial statements. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

	(In thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Operating revenues	$478,846	$385,389	$303,784	$244,827	$209,540
Operating expenses	435,433	314,458	253,745	208,522	177,533

Income from operations	43,413	70,931	50,039	36,305	32,007
Gain on sale of equity investment in ARG	218,845	—	—	—	—
Investment loss—Bolivia	(5,878)	—	—	—	—
Equity (loss) income of unconsolidated international affiliates	(10,752)	14,224	21,044	12,574	12,536
Interest income	7,837	343	209	326	668
Interest expense	(17,476)	(14,900)	(11,142)	(8,646)	(8,139)
Other income (expense), net	2,381	(561)	(340)	660	58

Income before income taxes	238,370	70,037	59,810	41,219	37,130
Provision for income taxes	104,367	19,902	22,191	12,500	11,523

Net income	134,003	50,135	37,619	28,719	25,607
Preferred stock dividends and cost accretion	—	—	479	1,270	1,172

Net income available to common stockholders	$134,003	$50,135	$37,140	$27,449	$24,435

Basic earnings per common share:
Earnings per common share	$3.56	$1.36	$1.03	$0.77	$0.71
Weighted average shares	37,609	36,907	36,207	35,489	34,524
Diluted earnings per common share:
Earnings per common share	$3.16	$1.20	$0.90	$0.68	$0.62
Weighted average shares	42,417	41,712	41,103	40,152	39,566
Balance Sheet Data at Year End:
Total assets	$1,141,064	$980,598	$677,251	$627,173	$514,859
Total debt	245,685	338,351	132,237	158,022	125,417
Mandatorily redeemable convertible preferred stock	—	—	—	23,994	23,980
Stockholders’ equity	520,187	397,820	341,700	267,086	209,621

We have completed a number of acquisitions and a disposition during the periods reported. Because of variations in the structure, timing and size of these acquisitions and disposition, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. See Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a complete description of our most recent acquisitions and disposition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to disclosing results for the years ended December 31, 2006 and 2005 that are determined in accordance with accounting principles generally accepted in the United States (GAAP), the Company also discloses a non-GAAP financial measure that excludes the effects of the Australian Transactions and the non-cash impairments in Mexico and Bolivia recorded in the 2006 period on net income. We are presenting a non-GAAP financial measure excluding the effects of the Australian Transactions and the non-cash impairments in Mexico and Bolivia because we believe it is useful for investors to be able to assess our financial results compared with the same period in the prior year. Within the text, in connection with the non-GAAP financial measure presented, we have presented the most directly comparable financial measure calculated in accordance with GAAP and have provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with GAAP.

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Canada, Mexico and Australia and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia.

In the first quarter of 2006, there was a three-for-two split of our common stock in the form of a 50% stock dividend. All share and per share amounts in this Form 10-K reflect this stock split.

During 2006, we experienced several individually significant transactions. During the second and third quarters, we completed the ARG Sale and recognized a net gain totaling $218.8 million ($129.8 million after-tax) and received approximately $307.0 million in net cash proceeds. We used some of this cash to reduce our outstanding debt obligations under our Revolving Credit Facility. In 2007, we expect to remit approximately $100 million in U.S. and Australian taxes related to this transaction. Even after the payment of these taxes we believe we have the strongest balance sheet in our history to pursue our growth and operating strategies.

We also recognized non-cash charges during the second and third quarters of 2006. Our 50% share of asset impairment losses recorded by ARG in connection with the GWA Purchase resulted in a charge of $16.2 million ($11.3 million after-tax), and our assessment of the effects of political unrest in Bolivia on our investment in Oriental resulted in a charge of $5.9 million ($5.9 million after-tax) during the second quarter of 2006. In the third quarter of 2006, as a result of the uncertainty of the reconstruction of our hurricane-damaged rail line in Chiapas, Mexico, we recorded a charge of $33.1 million ($34.1 million after-tax), reflecting the non-cash write-down of all of our Mexican non-current assets, other than rolling stock and other readily transferable assets, and related effects. We are continuing efforts to resolve the situation in Mexico.

From the standpoint of executing on our growth strategy in 2006, we completed the GWA Purchase for $15.1 million and the acquisition of the Chattahoochee Bay Railroad for $6.1 million. Combined, these operations provided $47.1 million in revenues and $6.5 million in operating income to our consolidated income statement in 2006. In addition, we commenced a $14.0 million infrastructure improvement project (including approximately $6.0 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, VA, which is expected to be complete in July 2007.

Our revenues increased $93.5 million in 2006 as a result of growth from existing operations (same railroad growth) as well as the contribution from acquisitions. Same railroad growth is an important indicator of our performance as it is a measure of our ability to increase revenues from our existing operations. Same railroad revenues and total revenues increased 3.4% and 24.3%, respectively, in 2006 when compared with 2005. The increase in same railroad revenues was primarily due to higher average freight rates, higher fuel surcharges and favorable exchange rate movements. Growth in same railroad revenues provided $13.0 million or 13.9% of the year-over-year growth in revenues in 2006.

Despite a favorable rate environment in 2006, our results were negatively impacted by a number of industry and other factors. Lumber and forest products carloads decreased 17.3% from 2005 to 2006, primarily the result of the weaker housing market in the United States. Our pulp and paper products carloads were negatively impacted by Class I railroad rate increases, which caused certain shippers to move traffic from rail to other modes of transportation, principally truck. Our minerals and stone products carloads were negatively impacted by reduced shipments of rock salt for ice control resulting from a relatively mild 2005-2006 winter season in the Northeast United States. Our coal carloads were also negatively impacted as a result of a relatively mild 2005-2006 winter season.

Overall, our 2006 net income was $134.0 million, an increase of $83.9 million over 2005. Total revenues in 2006 were $478.8 million, an increase of 24.3% over 2005. Our operations produced net cash flow of $83.3 million in 2006, and we invested $63.0 million in property and equipment, net of proceeds from government grants. We expect to receive $7.1 million in funding from third parties in 2007 related to 2006 capital expenditures.

Outlook for 2007

In 2007, we expect the favorable rail pricing environment in the United States and Canada will continue, but that the rate increases may moderate from levels experienced in 2006. Aggregate carload volumes in North America are anticipated to be in line with 2006 levels.

We will recognize the positive impact of a full year of operation of GWA in 2007, versus only seven months in 2006, offset by reduced grain traffic in South Australia due to drought conditions. We will also experience continued operating losses in Mexico in 2007 due to the line closure in Chiapas caused by Hurricane Stan.

Although the ARG Sale occurred in 2006, the payment of taxes to the Australian government related to the transaction totaling approximately $86 million is not required until 2007. Accordingly, we anticipate a corresponding reduction in our cash balances in 2007 as a result of making timely payment of these taxes. To the extent we repurchase shares of our common stock in 2007, our cash balances will further decline.

Australia

Effective June 1, 2006, we and our 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the sale, we recognized a $218.8 million net gain, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into U.S. dollars since 2000. In connection with the ARG Sale, we also incurred $6.4 million of net transaction-related expenses, of which $5.8 million related to management bonuses and stock option awards.

Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA) and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because we previously held a 50% share of these assets through our ownership interest in ARG, we applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity income of international affiliates in the consolidated statement of operations in the year ended December 31, 2006. GWA commenced operations on June 1, 2006. Accordingly, 100% of the value of GWA’s net assets ($30.1 million) was included in our consolidated balance sheet since June 1, 2006.

While we expect to complete our allocation of the value of GWA among respective assets and liabilities during the second quarter of 2007, the following table sets forth our preliminary allocation (dollars in thousands):

Cash	$1,441
Other current assets	12,902
Property and equipment	24,886
Deferred tax asset	3,799

Total assets	43,028

Current liabilities	10,888
Long-term liabilities	2,036

Total liabilities	12,924

Net assets	$30,104

South America

On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of Genesee & Wyoming Chile S.A. (GWC), which indirectly owns a 12.52% interest in Oriental, that we were ceasing our efforts to restructure the $12.0 million non-recourse debt obligation of GWC, through which we maintain a partial equity interest in Ferroviaria Oriental S.A. (Oriental).

In May 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. In June 2006, the government announced that it intended to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental. As a result of the government’s stated intentions, we believed it was likely that Oriental’s results of operations, financial condition and liquidity will be adversely affected.

Accordingly, we determined during the second quarter of 2006 that our $8.9 million equity investment in Oriental (which represents a 22.89% indirect interest in Oriental), including the portion held though GWC, had suffered an other than temporary decline in value. Based on our assessment of fair value, the investment was written down by $5.9 million with a corresponding charge to earnings in the year ended December 31, 2006.

As of June 1, 2006, we discontinued equity accounting for the remaining $3.0 million investment in Oriental. We will account for this investment under the cost method in future periods and will record income to the extent that we receive cash dividends from Oriental. Historically Oriental’s results of operations have not had a material impact on our results of operations. We will continue to monitor the political situation in Bolivia.

Mexico

In October 2005, our Mexican railroad operation, FCCM was struck by Hurricane Stan with the most severe impact concentrated in the State of Chiapas between the town of Tonalá and the Guatemalan border. Approximately 70 bridges were damaged or destroyed, and various segments of track were washed out. Since then, FCCM has been working with the Secretaria de Comunicaciones y Transporte (SCT) and other Mexican government agencies to develop a reconstruction plan for the damaged portion of the railroad. In July 2006, FCCM received a letter from the SCT indicating that the SCT intended to fund 75% of the $20.0 million expected cost to rebuild the damaged rail line subject to certain conditions.

After July 2006, FCCM began negotiating a formal agreement with the SCT and undertook project design work. However, actions taken by the Mexican National Water Commission (CNA) and other Mexican government agencies in the storm-damaged area significantly increased the cost of the rail line reconstruction project and made the timetable to completion uncertain. As of September 30, 2006, the government had not committed adequate resources to fund the project, and we did not intend to fund the additional costs. Accordingly, we recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the third quarter of 2006, reflecting the write-down of non-current assets and related effects of FCCM. FCCM’s remaining $19.6 million of assets as of December 31, 2006, consisted of approximately $6.7 million of non-current assets, primarily locomotives and freight cars, and approximately $12.8 million of current assets, primarily receivables and inventory.

As a result of the impairment charges and expected further operating losses, absent a clear change from the current expectations, future capital expenditures in Mexico, if any, will be expensed as incurred. The exception would be capital expenditures for investments in rolling stock or other readily transferable assets.

On September 15, 2006, our Mexican subsidiary, GW Servicios S.A. (Servicios) was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. In November 2006, we made this payment on Servicios’ behalf under a corresponding guarantee arrangement, which in turn reduced our guarantee by the same amount. In the event Servicios is unable to fund future payments, the lenders to the Mexican operations will have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $13.3 million) or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 million from us pursuant to a guarantee. Neither payment defaults by Servicios, nor any action taken by the lenders to collect under the loan agreements, will result in a default under our other outstanding debt obligations. We anticipate Servicios will not be able to meet its debt service obligations in 2007. If the lenders demand from us the amount of the debt service due in 2007, or any amount up to the $7.0 million, we will be obligated to fund the amount demanded.

We are engaged in a number of actions seeking resolution of the situation in Mexico. However, we expect to continue to incur operating losses from the Mexican business and may record additional charges going forward. In addition, despite any previous agreements with the SCT and other government agencies, we are uncertain as to whether sufficient funds will be available from the Mexican government to fund the reconstruction of the damaged rail line. In Mexico, we have initiated a dialogue with the representatives for the new Calderon administration to resolve the issues concerning our Mexican railroads. Because the administration assumed office in December 2006, it is too early to determine the outcome of these discussions. As a result of the changing economic circumstances of our Mexican operations as compared to our other businesses, we have presented our Mexican business as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” beginning July 1, 2006. See Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

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

Portsmouth Terminal: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million. The 12.5 mile rail line runs through Portsmouth, Chesapeake and Suffolk, VA. Our subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon receipt of customary regulatory approvals. We have commenced a $14.0 million improvement project (including approximately $6.0 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, which is expected to be complete in July 2007.

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

Results of Operations

When comparing our results of operations from one reporting period to another, you should consider that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather related impacts such as hurricanes, floods, drought or snow, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Recent transactions (including acquisitions in the U.S. and Australia, the divestiture of our 50% equity investment in Australia and the write-down of non-current assets in our Mexico Operations) have changed our operations. Because of variations in the structure, timing and size of these transactions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our railroads have commodity shipments that are sensitive to general economic conditions in the countries in which we operate, including paper products in Canada, chemicals in the United States, cement in Mexico and grain in Australia. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal) and winter weather (salt).

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005

Operating Revenues

Overview

Operating revenues were $478.8 million in the year ended December 31, 2006, compared with $385.4 million in the year ended December 31, 2005, an increase of approximately $93.5 million or 24.3%. The $93.5 million increase in operating revenues consisted of approximately $80.5 million in revenues from new operations and an increase of approximately $13.0 million, or 3.4%, in revenues on existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our financial results for a comparable period in the prior year. The $13.0 million increase in revenues on existing operations included approximately $9.2 million in freight revenues and $3.8 million in non-freight revenues. The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$335,847	$40,611	$295,236	$285,999	$49,848	17.4%	$9,237	3.2%
Non-freight revenues	142,999	39,859	103,140	99,390	43,609	43.9%	3,750	3.8%

Total operating revenues	$478,846	$80,470	$398,376	$385,389	$93,457	24.3%	$12,987	3.4%

The $49.8 million increase in freight revenues in 2006 compared with 2005 consisted of $40.6 million in freight revenues from new operations, and $9.2 million in freight revenues from existing operations. Fuel surcharge revenue included within freight revenues increased to $21.6 million in 2006 from $11.2 million in 2005. The $43.6 million increase in non-freight revenues in 2006 compared with 2005 consisted of $39.9 million in non-freight revenues from new operations, and $3.8 million in non-freight revenues on existing operations.

Freight Revenues

The following table compares freight revenues, carloads and average freight revenue per carload for the years ended December 31, 2006 and 2005 (in thousands, except average revenue per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenue Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Pulp & Paper	$69,486	20.7%	$59,401	20.8%	136,649	16.1%	129,807	17.2%	$508	$458
Coal, Coke & Ores	59,367	17.7%	51,803	18.1%	198,075	23.3%	197,891	26.3%	300	262
Metals	36,663	10.9%	28,432	9.9%	84,556	9.9%	78,221	10.4%	434	363
Minerals and Stone	36,236	10.8%	29,050	10.2%	110,454	13.0%	73,307	9.7%	328	396
Lumber & Forest Products	34,929	10.4%	35,336	12.4%	91,085	10.7%	98,087	13.0%	383	360
Farm & Food Products	30,048	8.9%	17,842	6.2%	79,385	9.3%	52,501	7.0%	379	340
Chemicals-Plastics	24,849	7.4%	21,481	7.5%	42,934	5.0%	40,434	5.4%	579	531
Petroleum Products	22,707	6.8%	25,717	9.0%	30,982	3.6%	33,041	4.4%	733	778
Autos & Auto Parts	7,033	2.1%	6,584	2.3%	13,387	1.6%	13,600	1.8%	525	484
Intermodal	1,651	0.5%	2,151	0.7%	3,936	0.5%	4,805	0.6%	419	448
Other	12,878	3.8%	8,202	2.9%	59,213	7.0%	31,579	4.2%	217	260

Total freight revenues	$335,847	100.0%	$285,999	100.0%	850,656	100.0%	753,273	100.0%	395	380

Total carloads increased by 97,383 carloads or 12.9%. The increase consisted of 126,833 carloads from new operations, partially offset by a decrease of 29,450 carloads or 3.9% from existing operations.

The overall average revenues per carload increased 4.0%. The increase was attributable to an increase in revenues per carload of 7.4% to $408 on existing operations, partially offset by $320 per carload from new operations.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$69,486	$7,735	$61,751	$59,401	$10,085	17.0%	$2,350	4.0%
Coal, Coke & Ores	59,367	1,191	58,176	51,803	7,564	14.6%	6,373	12.3%
Metals	36,663	3,170	33,493	28,432	8,231	28.9%	5,061	17.8%
Minerals and Stone	36,236	6,518	29,718	29,050	7,186	24.7%	668	2.3%
Lumber & Forest Products	34,929	3,577	31,352	35,336	(407)	-1.2%	(3,984)	-11.3%
Farm & Food Products	30,048	12,318	17,730	17,842	12,206	68.4%	(112)	-0.6%
Chemicals-Plastics	24,849	2,357	22,492	21,481	3,368	15.7%	1,011	4.7%
Petroleum Products	22,707	388	22,319	25,717	(3,010)	-11.7%	(3,398)	-13.2%
Autos & Auto Parts	7,033	180	6,853	6,584	449	6.8%	269	4.1%
Intermodal	1,651	—	1,651	2,151	(500)	-23.2%	(500)	-23.2%
Other	12,878	3,177	9,701	8,202	4,676	57.0%	1,499	18.3%

Total freight revenues	$335,847	$40,611	$295,236	$285,999	$49,848	17.4%	$9,237	3.2%

The following information discusses the significant changes in freight revenues by commodity group from existing operations. With the exception of petroleum products, which had a decrease in average revenue per carload in 2006 compared with 2005, primarily due to a change in mix of business, the increases in average revenue per carload in 2006 compared with 2005 for each commodity are primarily driven by a combination of rate and fuel surcharge increases and secondarily impacted by a change in the mix of business.

Pulp and paper revenues increased by $2.4 million or 4.0%. The increase consisted of approximately $7.4 million due to a 12.5% increase in average revenue per car, partially offset by approximately $5.0 million due to a carload decrease of 9,807 or 7.6%. The carload decrease was primarily due to the impact of Class I railroad rate increases, which caused certain shippers to move traffic from rail to other modes of transportation, principally truck.

Coal, coke and ores revenues increased by $6.4 million or 12.3%. The increase consisted of approximately $7.0 million due to a 13.5% increase in average revenue per car, partially offset by approximately $0.6 million due to a carload decrease of 2,052 or 1.0%. The carload decrease was primarily due to planned maintenance at a power plant served by us in November and December of 2006.

Metals revenue increased by $5.1 million or 17.8%. The increase consisted of approximately $4.5 million due to a 15.8% increase in average revenue per car and approximately $0.6 million due to a carload increase of 1,359 or 1.7%. The carload increase was primarily due to increased customer shipments of pipe and scrap metal.

Minerals and stone revenues increased by $0.7 million or 2.3%. The increase consisted of approximately $2.6 million due to a 9.1% increase in average revenue per car, partially offset by approximately $2.0 million due to a carload decrease of 4,568 or 6.2%. The carload decrease was primarily due to decreased customer shipments of rock salt for ice control resulting from a relatively mild 2005-2006 winter season in the Northeast United States.

Lumber and forest products revenues decreased by $4.0 million or 11.3%. The decrease consisted of approximately $6.6 million due to a carload decrease of 16,971 or 17.3%, partially offset by approximately $2.6 million due to a 7.3% increase in average revenue per carload. The carload decrease was primarily due to weaker product demand attributable to a decline in the housing market in the United States and customer shipments moving by truck.

Chemicals-Plastics revenues increased by $1.0 million or 4.7%. The increase consisted of approximately $1.6 million due to a 7.6% increase in average revenue per carload, partially offset by approximately $0.6 million due to a carload decrease of 1,093 or 2.7%.

Petroleum products revenue decreased by $3.4 million or 13.2%. The decrease consisted of approximately $1.4 million due to a 5.6% decrease in average revenue per car and approximately $2.0 million due to a carload decrease of 2,658 or 8.0%. The decrease of 5.6% in average revenue per carload was primarily driven by a change in the geographic mix of traffic. Both the carload and rate decreases were primarily due to a reduction in our Mexico region due to the closure of a portion of the Chiapas line.

All remaining commodities combined increased by a net $1.2 million or 3.3%.

Non-Freight Revenues

Non-freight revenues were $143.0 million in the year ended December 31, 2006, compared with $99.4 million in the year ended December 31, 2005, an increase of $43.6 million or 43.9%. The $43.6 million increase in non-freight revenues consisted of $39.9 million in revenues from new operations and an increase of approximately $3.7 million or 3.8% in revenues from existing operations.

The following table compares non-freight revenues for the years ended December 31, 2006 and 2005 (dollars in thousands):

Non-Freight Revenues Comparison

Years Ended December 31, 2006 and 2005

	2006	% of Total	2005	% of Total
Railcar switching	$65,714	46.0%	$49,683	50.0%
Car hire and rental income	22,515	15.7%	16,328	16.4%
Fuel sales to third parties	13,831	9.7%	—	—
Demurrage and storage	12,414	8.7%	11,624	11.7%
Car repair services	5,800	4.1%	5,112	5.1%
Other operating income	22,725	15.8%	16,643	16.8%

Total non-freight revenues	$142,999	100.0%	$99,390	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006			2005	2006-2005 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$65,714	$10,042	$55,672	$49,683	$16,031	32.3%	$5,989	12.1%
Car hire and rental income	22,515	7,533	14,982	16,328	6,187	37.9%	(1,346)	-8.2%
Fuel sales to third parties	13,831	13,831	—	—	13,831	100.0%	—	0.0%
Demurrage and storage	12,414	946	11,468	11,624	790	6.8%	(156)	-1.3%
Car repair services	5,800	337	5,463	5,112	688	13.5%	351	6.9%
Other operating income	22,725	7,170	15,555	16,643	6,082	36.5%	(1,088)	-6.5%

Total non-freight revenues	$142,999	$39,859	$103,140	$99,390	$43,609	43.9%	$3,750	3.8%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $6.0 million or 12.1%, of which $3.3 million was due to an increase from intra-plant switching due to new customers and rate increases, and $2.7 million was due to an increase from intra-terminal switching.

Car hire and rental income decreased $1.3 million or 8.2%, primarily due to the termination of a railcar lease from which we earned off-line car hire and a net deduction of off-line time for owned and leased railcars.

All other non-freight revenues decreased $0.9 million or 2.7%, primarily due to decreased terminal services in our Mexico Region due to the closure of a portion of the Chiapas line.

Operating Expenses

Overview

Operating expenses were $435.4 million in the year ended December 31, 2006, compared with $314.5 million in the year ended December 31, 2005, an increase of $121.0 million or 38.5%. The increase was attributable to $64.1 million from new operations and an increase of $56.9 million on existing operations, which included charges of $33.1 million related to the write-down of non-current assets and related effects from our Mexico operations. See Note 3 in Item 8 of this report for additional information regarding the write-down of non-current assets and related effects from our Mexico operations.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 90.9% in the year ended December 31, 2006, from 81.6 % in the year ended December 31, 2005, primarily as a result of the $33.1 million write-down in Mexico.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2006 and 2005 (dollars in thousands):

Operating Expense Comparison

Years Ended December 31, 2006 and 2005

	2006		2005
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$158,506	33.1%	$122,941	31.9%
Equipment rents	40,126	8.4%	34,364	8.9%
Purchased services	37,873	7.9%	26,250	6.8%
Depreciation and amortization	29,846	6.2%	24,575	6.4%
Diesel fuel	45,171	9.4%	38,414	10.0%
Diesel fuel sold to third parties	12,493	2.6%	—	0.0%
Casualties and insurance	17,472	3.6%	17,704	4.6%
Materials	23,960	5.0%	19,933	5.2%
Net loss (gain) on sale and impairment of assets	33,102	6.9%	(3,207)	-0.8%
Gain on insurance recovery	(1,937)	-0.4%	—	0.0%
Other expenses	38,821	8.2%	33,484	8.6%

Total operating expenses	$435,433	90.9%	$314,458	81.6%

Labor and benefits expense was $158.5 million in the year ended December 31, 2006, compared with $122.9 million in the year ended December 31, 2005, an increase of $35.6 million or 28.9%. The increase was attributable to $16.4 million in labor and benefits expense from new operations and an increase of $19.2 million from existing operations. The increase from existing operations was primarily attributable to $5.8 million in bonus and stock option expense related to the ARG Sale, $1.7 million in compensation expense due to the adoption of SFAS No. 123R as of July 1, 2005, $1.2 million in non-cash compensation expense related to the reassessment of accounting measurement dates for certain stock options in prior years and $12.8 million from regular wage and benefit increases and the impact of approximately 90 new hires, partially offset by a $2.6 million credit due to a reduction in deferred profit sharing liability from our Mexico operations.

Equipment rents were $40.1 million in the year ended December 31, 2006, compared with $34.4 million in the year ended December 31, 2005, an increase of $5.8 million or 16.8%. The increase was attributable to $4.5 million from new operations and an increase of $1.3 million from existing operations.

Purchased services expense was $37.9 million in the year ended December 31, 2006, compared with $26.3 million in the year ended December 31, 2005, an increase of $11.6 million or 44.3%. The increase was attributable to $12.9 million from new operations primarily due to GWA’s outsourcing of track, freight car and locomotive repairs, partially offset by a decrease of $1.3 million from existing operations. The decrease on existing operations was primarily attributable to a reduction in terminal services in our Mexico Operations.

Depreciation and amortization expense was $29.8 million in the year ended December 31, 2006, compared with $24.6 million in the year ended December 31, 2005, an increase of $5.3 million or 21.4%. The increase was attributable to $4.4 million from new operations and an increase of $0.8 million from existing operations.

Diesel fuel used in operations was $45.2 million in the year ended December 31, 2006, compared with $38.4 million in the year ended December 31, 2005, an increase of $6.8 million or 17.6%. The increase was attributable to $4.2 million from new operations and an increase of $2.6 million or 6.8% on existing operations. The increase on existing operations was due to a 13.1% increase in the average price per gallon, partially offset by a 5.7% decrease in fuel consumption.

Diesel fuel sold to third parties was all due to GWA operations.

Casualties and insurance expense was $17.5 million in the year ended December 31, 2006, compared with $17.7 million in the year ended December 31, 2005, a net decrease of $0.2 million or 1.3%. The net decrease was primarily attributable to declines of $1.1 million in derailment expense and $0.4 million in all other casualties and insurance expense on existing operations, partially offset by an increase of $1.3 million in casualties and insurance expense from new operations. The $0.4 million decline in all other casualties and insurance expense on existing operations was primarily due to a decline of approximately $1.2 million in claims expense, partially offset by the $0.8 million Galveston litigation settlement.

Materials expense was $24.0 million in the year ended December 31, 2006, compared with $19.9 million in the year ended December 31, 2005, an increase of $4.1 million or 20.2%. The increase was attributable to $2.2 million in materials expense from new operations and an increase of $1.8 million on existing operations primarily due to increased track and equipment maintenance.

Net loss (gain) on sale and impairment of assets was a loss of $33.1 million in the year ended December 31, 2006, compared with a gain of $3.2 million in the year ended December 31, 2005, a decrease of $36.3 million. The loss of $33.1 million in the year ended December 31, 2006, was primarily attributable to the impairment of assets in our Mexico Region. The gain of $3.2 million in the year ended December 31, 2005, was attributable to the sale of excess track property in our New York/Pennsylvania Region.

Gain on insurance recovery of $1.9 million in the year ended December 31, 2006, was attributable to insurance proceeds for the replacement of a bridge destroyed by fire in our New York/Pennsylvania Region.

Other expenses were $38.8 million in the year ended December 31, 2006, compared with $33.5 million in the year ended December 31, 2005, an increase of $5.3 million or 15.9%. The increase was attributable to $3.0 million from new operations and an increase of $2.3 million on existing operations primarily due to travel, reporting and other expenses related to the Australia Transactions.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $218.8 million in the year ended December 31, 2006, related to the ARG Sale. See Note 3 in the Consolidated Financial Statements in Item 8 of this report for additional information on the ARG Sale.

Investment Loss—Bolivia

We recorded an investment loss of $5.9 million in the year ended December 31, 2006, related to our South America equity investment. See Note 3 in the Consolidated Financial Statements in Item 8 of this report.

Equity (loss) Income of Unconsolidated International Affiliates

Equity (loss) income of unconsolidated international affiliates was a loss of $10.8 million in the year ended December 31, 2006, including a $16.2 million pre-tax impairment loss, representing our 50% share of the impairment loss recorded by ARG, compared with income of $14.2 million in the year ended December 31, 2005, primarily due to ARG. See Note 3 in the Consolidated Financial Statements in Item 8 of this report for additional information regarding the impairment.

Interest Income

Interest income was $7.8 million in the year ended December 31, 2006, compared with $0.3 million in the year ended December 31, 2005, an increase of $7.5 million. The increase in interest income was primarily due to the investment of cash proceeds from the ARG Sale since June 2006.

Interest Expense

Interest expense was $17.5 million in the year ended December 31, 2006, compared with $14.9 million in the year ended December 31, 2005, an increase of $2.6 million or 17.3%, primarily due to higher outstanding debt resulting from the June 1, 2005, acquisition of Rail Partners, partially offset by the reduction of debt in June 2006 resulting from the use of a portion of the cash proceeds from the ARG Sale.

Other Income (Expense), Net

Other income (expense), net in the year ended December 31, 2006, was income of $2.4 million compared with expense of $0.6 million in the year ended December 31, 2005, an increase of $2.9 million. The $2.9 million increase was primarily due to a reduction of approximately $1.5 million in the minority interest liability related to our Mexico operations and a non-cash foreign currency gain of approximately $0.7 million on U.S. dollar-denominated intercompany debt in Mexico.

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2006 was 43.8% compared with 28.4% in the year ended December 31, 2005. The increase in 2006 was primarily attributable to the gain on the ARG Sale and the recording of a full valuation allowance on the deferred income tax assets of our Mexican subsidiaries. During the year ended December 31, 2006, we recorded a valuation allowance of $8.8 million against the deferred income tax assets of our Mexican subsidiaries. We believe it is more likely than not that the benefits of the deferred income tax assets in Mexico will not be realized due to continuing adverse business conditions since Hurricane Stan washed out a portion of our Chiapas line in October 2005.

Net Income and Earnings Per Share

Net income in the year ended December 31, 2006, was $134.0 million compared with net income in the year ended December 31, 2005, of $50.1 million, an increase of $83.9 million. Excluding the net gain and related effects from the Australian Transactions of $196.9 million ($114.5 million after-tax) and the non-cash impairments in Mexico and Bolivia, which totaled $39.0 million ($39.8 million after-tax), GWI’s net income would have been $59.3 million.

Basic Earnings Per Share increased by $2.20 to $3.56 in the year ended December 31, 2006, from $1.36 in the year ended December 31, 2005. Diluted earnings per share increased by $1.96 to $3.16 in the year ended December 31, 2006, from $1.20 in the year ended December 31, 2005. Weighted average shares for basic and diluted were 37.6 million and 42.4 million, respectively, in the year ended December 31, 2006, compared with 36.9 million and 41.7 million, respectively, in the year ended December 31, 2005, as adjusted for the stock split announced February 14, 2006 and all previous stock splits.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Operating Revenues

Overview

Operating revenues (which exclude revenues from our equity investments) were $385.4 million in the year ended December 31, 2005, compared with $303.8 million in the year ended December 31, 2004, an increase of $81.6 million or 26.9%. The $81.6 million increase consisted of $54.5 million in revenues from new operations and an increase of $27.1 million or 8.9%, in revenues from existing operations. The $27.1 million increase in revenues from existing operations included approximately $22.5 million in increased freight revenues and $4.6 million in increased non-freight revenues. The following table sets forth our operating revenues from new operations and existing operations for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$285,999	$37,280	$248,719	$226,265	$59,734	26.4%	$22,454	9.9%
Non-freight revenues	$99,390	17,267	82,123	77,519	21,871	28.2%	4,604	5.9%

Total operating revenues	$385,389	$54,547	$330,842	$303,784	$81,605	26.9%	$27,058	8.9%

The $59.7 million increase in freight revenues in 2005 consisted of $37.3 million in freight revenues from new operations and $22.5 million in freight revenues from existing operations. Fuel surcharge revenue included within freight revenues increased to $11.2 million in 2005 from $2.1 million in 2004. The $21.9 million increase in non-freight revenues in 2005 consisted of $17.3 million in non-freight revenues from new operations and $4.6 million in non-freight revenues from existing operations.

The following table compares freight revenues, carloads and average freight revenue per carload for the years ended December 31, 2005 and 2004 (dollars in thousands, except average revenue per carload):

Freight Revenues

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2005 and 2004

	Freight Revenues				Carloads				Average Freight Revenue Per Carload
Commodity Group	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total	2005	2004
Pulp & Paper	$59,401	20.8%	$40,486	17.9%	129,807	17.2%	94,340	14.9%	$458	$429
Coal, Coke & Ores	51,803	18.1%	45,126	19.9%	197,891	26.3%	191,038	30.2%	262	236
Lumber & Forest Products	35,336	12.4%	25,295	11.2%	98,087	13.0%	76,055	12.0%	360	333
Minerals and Stone	29,050	10.2%	22,294	9.9%	73,307	9.7%	59,197	9.3%	396	377
Metals	28,432	9.9%	23,464	10.4%	78,221	10.4%	73,412	11.6%	363	320
Petroleum Products	25,717	9.0%	24,465	10.8%	33,041	4.4%	32,401	5.1%	778	755
Chemicals-Plastics	21,481	7.5%	16,270	7.2%	40,434	5.4%	31,262	4.9%	531	520
Farm & Food Products	17,842	6.2%	16,203	7.2%	52,501	7.0%	40,520	6.4%	340	400
Autos & Auto Parts	6,584	2.3%	6,362	2.8%	13,600	1.8%	14,665	2.3%	484	434
Intermodal	2,151	0.7%	2,409	1.1%	4,805	0.6%	6,425	1.0%	448	375
Other	8,202	2.9%	3,891	1.6%	31,579	4.2%	14,034	2.3%	260	277

Total freight revenues	$285,999	100.0%	$226,265	100.0%	753,273	100.0%	633,349	100.0%	380	357

Total carloads increased 119,924 carloads or 18.9%. The increase consisted of 112,275 carloads from new operations and an increase of 7,649 carloads or 1.2% from existing operations.

The overall average revenues per carload increased 6.3%. The increase was attributable to an increase in revenues per carload of 8.6% to $388 from existing operations, partially offset by $332 average revenues per carload from new operations.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$59,401	$11,971	$47,430	$40,486	$18,915	46.7%	$6,944	17.2%
Coal, Coke & Ores	51,803	2,524	49,279	45,126	6,677	14.8%	4,153	9.2%
Lumber & Forest Products	35,336	5,347	29,989	25,295	10,041	39.7%	4,694	18.6%
Minerals and Stone	29,050	3,178	25,872	22,294	6,756	30.3%	3,578	16.0%
Metals	28,432	2,588	25,844	23,464	4,968	21.2%	2,380	10.1%
Petroleum Products	25,717	913	24,804	24,465	1,252	5.1%	339	1.4%
Chemicals-Plastics	21,481	3,218	18,263	16,270	5,211	32.0%	1,993	12.2%
Farm & Food Products	17,842	3,702	14,140	16,203	1,639	10.1%	(2,063)	-12.7%
Autos & Auto Parts	6,584	40	6,544	6,362	222	3.5%	182	2.9%
Intermodal	2,151	—	2,151	2,409	(258)	-10.7%	(258)	-10.7%
Other	8,202	3,799	4,403	3,891	4,311	110.8%	512	13.2%

Total freight revenues	$285,999	$37,280	$248,719	$226,265	$59,734	26.4%	$22,454	9.9%

The following information discusses the significant changes in freight revenue by commodity group from existing operations. With the exception of farm and food products, which had a decrease in average revenue per car load in 2005 compared with 2004, the increase in average revenue per carload for each commodity was primarily driven by a combination of rate and fuel surcharge increases and secondarily impacted by a change in mix of business.

Pulp and paper revenues increased by $6.9 million or 17.2%. The increase consisted of approximately $4.6 million due to an 11.4% increase in average revenue per carload and approximately $2.3 million due to a carload increase of 4,858 or 5.1%.

Coal, coke and ores revenues increased by $4.2 million or 9.2%. The increase consisted of approximately $3.5 million due to a 7.7% increase in average revenue per carload and approximately $0.7 million due to a carload increase of 2,619 or 1.4%. Carloads of coal from existing operations were primarily destined for electricity generating facilities.

Lumber and forest products revenues increased by $4.7 million or 18.6%. The increase consisted of approximately $2.4 million due to a 9.3% increase in average revenue per carload and approximately $2.3 million due to a carload increase of 6,435 or 8.5%. The increase in carloads was primarily due to increased product demand attributable to an increase in housing starts in 2005 compared to 2004.

Minerals and Stone revenues increased by $3.6 million or 16.0%. The increase consisted of approximately $1.9 million due to an 8.4% increase in average revenue per carload and approximately $1.7 million due to a carload increase of 4,170 or 7.0%.

Metals revenues increased by a net $2.4 million or 10.1%. The increase consisted of approximately $3.4 million due to a 14.4% increase in average revenue per carload, partially offset by approximately $1.0 million due to a carload decrease of 2,730 or 3.7%.

Chemicals-Plastics revenues increased by $2.0 million or 12.2%. The increase consisted of approximately $1.6 million due to a 9.9% increase in average revenue per car and approximately $0.4 million due to a carload increase of 681 or 2.2%.

Farm and Food Products revenues decreased by $2.1 million or 12.7%. The decrease consisted of approximately $0.2 million due to a 0.8% decrease in average revenue per car and approximately $1.9 million due to a carload decrease of 4,860 or 12.0%. The decrease in average revenue per carload was due to the impact of lower average revenue per carload from acquired railroads, and the decrease in carloads was primarily due to a reduction in our Mexican region due to the closure of a portion of the Chiapas line.

All remaining commodities combined increased by a net $0.8 million or 2.1%.

Non-Freight Revenues

Non-freight revenues were $99.4 million in the year ended December 31, 2005, compared with $77.5 million in the year ended December 31, 2004, an increase of $21.9 million or 28.2%. The $21.9 million increase in non-freight revenues consisted of $17.3 million in revenues from new operations and an increase of $4.6 million or 5.9% in revenues from existing operations.

The following table compares non-freight revenues for the years ended December 31, 2005 and 2004 (dollars in thousands):

Non-Freight Revenues Comparison

Years Ended December 31, 2005 and 2004

	2005	% of Total	2004	% of Total
Railcar switching	$49,683	50.0%	$39,539	51.0%
Car hire and rental income	16,328	16.4%	11,858	15.3%
Demurrage and storage	11,624	11.7%	7,533	9.7%
Car repair services	5,112	5.1%	5,460	7.0%
Other operating income	16,643	16.8%	13,129	17.0%

Total non-freight revenues	$99,390	100.0%	$77,519	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005			2004	2005-2004 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$49,683	$7,451	$42,232	$39,539	$10,144	25.7%	$2,693	6.8%
Car hire and rental income	16,328	4,871	11,457	11,858	4,470	37.7%	(401)	-3.4%
Demurrage and storage	11,624	2,004	9,620	7,533	4,091	54.3%	2,087	27.7%
Car repair services	5,112	409	4,703	5,460	(348)	-6.4%	(757)	-13.9%
Other operating income	16,643	2,532	14,111	13,129	3,514	26.8%	982	7.5%

Total non-freight revenues	$99,390	$17,267	$82,123	$77,519	$21,871	28.2%	$4,604	5.9%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $2.7 million or 6.8%, primarily due to new customers and volume and rate increases at existing customers.

Demurrage and storage revenues increased $2.1 million or 27.7%, primarily due to carload increases.

All other non-freight revenues, net, decreased by approximately $0.2 million or 0.6%.

Operating Expenses

Overview

Operating expenses were $314.5 million in the year ended December 31, 2005, compared with $253.7 million in the year ended December 31, 2004, an increase of $60.7 million or 23.9%. The increase was attributable to $36.3 million from new operations and an increase of $24.4 million from existing operations. The increase from existing operations was primarily due to increases of $9.4 million in diesel fuel expense, $8.4 million in labor and benefits expense and $3.5 million in purchased services, partially offset by a $3.2 million gain on the sale of assets. All other operating expenses combined increased $6.3 million.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 81.6% in the year ended December 31, 2005, from 83.5 % in the year ended December 31, 2004.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2005 and 2004 (dollars in thousands):

Operating Expense Comparison

Years Ended December 31, 2005 and 2004

	2005		2004
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$122,941	31.9%	$105,079	34.6%
Equipment rents	34,364	8.9%	27,692	9.1%
Purchased services	26,250	6.8%	18,358	6.0%
Depreciation and amortization	24,575	6.4%	19,243	6.3%
Diesel fuel	38,414	10.0%	25,432	8.4%
Casualties and insurance	17,704	4.6%	15,710	5.2%
Materials	19,933	5.2%	15,336	5.0%
Net gain on sale and impairment of assets	(3,207)	-0.8%	(13)	0.0%
Other expenses	33,484	8.6%	26,908	8.9%

Total operating expenses	$314,458	81.6%	$253,745	83.5%

Labor and benefits expense was $122.9 million in the year ended December 31, 2005, compared with $105.1 million in the year ended December 31, 2004, an increase of $17.9 million or 17.0%. The increase was attributable to $9.5 million in labor and benefits expense from new operations and an increase of $8.4 million from existing operations. The increase from existing operations was primarily attributable to $3.4 million of labor expense related to new hires and increased work hours for existing employees, $2.0 million from regular wage increases for all employees, $1.6 million in benefits expense related to the new hires and a $1.4 million increase in benefits expense for existing employees.

Equipment rents were $34.4 million in the year ended December 31, 2005, compared with $27.7 million in the year ended December 31, 2004, an increase of $6.7 million or 24.1%. The increase was attributable to $5.5 million from new operations and an increase of $1.2 million from existing operations. The $1.2 million increase from existing operations was primarily attributable to increased coal traffic and increased paper traffic.

Purchased services were $26.2 million in the year ended December 31, 2005, compared to $18.3 million in the year ended December 31, 2004, an increase of $7.9 million or 43.0%. The increase was attributable to $4.4 million from new operations and an increase of $3.5 million from existing operations. The $3.5 million increase from existing operations was primarily attributable to an increase of $1.6 million from our Mexico Region due to a full year of terminal services, $0.4 million from our Illinois Region due to a full year of transloading services, $0.4 million from our New York/Pennsylvania Region for new dispatching services that began in 2005 and $1.1 million from all remaining Regions primarily for higher track and locomotive maintenance services.

Depreciation and amortization expense was $24.6 million in the year ended December 31, 2005, compared with $19.2 million in the year ended December 31, 2004, an increase of $5.3 million or 27.7%. The increase was attributable to $4.4 million from new operations and an increase of $0.9 million from existing operations.

Diesel fuel expense was $38.4 million in the year ended December 31, 2005, compared with $25.4 million in the year ended December 31, 2004, an increase of $13.0 million or 51.0%. The increase was attributable to $3.3 million from new operations and an increase of $9.7 million or 38.0% from existing operations primarily due to a 36.4% increase in the average price per gallon.

Casualties and insurance expense was $17.7 million in the year ended December 31, 2005, compared with $15.7 million in the year ended December 31, 2004, an increase of $2.0 million or 12.7%. The increase was attributable to $1.8 million from new operations and an increase of $0.2 million from existing operations.

Materials expense was $19.9 million in the year ended December 31, 2005, compared with $15.3 million in the year ended December 31, 2004, an increase of $4.6 million or 30.0%. The increase was attributable to $2.9 million from new operations and an increase of $1.7 million from existing operations primarily due to higher spending on track, freight car and locomotive repairs.

Net gain on sale and impairment of assets was $3.2 million in the year ended December 31, 2005, primarily due to a gain on sale of track property from our New York-Pennsylvania Region.

Other expenses were $33.5 million in the year ended December 31, 2005, compared to $26.9 million in the year ended December 31, 2004, an increase of $6.6 million or 24.4%. The increase was attributable to $4.4 million from new operations and an increase of $2.2 million from existing operations primarily due to increases in acquisition-related expenses of $0.9 million and consulting, legal and accounting expenses of $0.6 million.

Other Income (Expense) Items

Equity (Loss) Income of Unconsolidated International Affiliates

Equity (loss) income of unconsolidated international affiliates was income of $14.2 million in the year ended December 31, 2005, compared with income of $21.0 million in the year ended December 31, 2004, a decrease of $6.8 million or 32.4%. Equity income in the year ended December 31, 2005, consisted of $13.6 million from ARG and $0.6 million from South American affiliates. Equity income in the year ended December 31, 2004, consisted of $20.3 million from ARG and $0.7 million from South American affiliates.

Interest Expense

Interest expense was $14.9 million in the year ended December 31, 2005, compared with $11.1 million in the year ended December 31, 2004, an increase of $3.8 million or 34.2%, primarily due to higher outstanding debt resulting from the June 1, 2005, acquisition of Rail Partners. In addition, the 2004 interest expense of $11.1 million included a non-cash $1.6 million write-off related to unamortized deferred financing costs of refinanced debt and a cash expense of $0.3 million associated with the termination of interest rate swaps related to the former debt.

Other Income (Expense), Net

Other income (expense), net, was expense of $0.6 million in the year ended December 31, 2005, compared with expense of $0.3 million in the year ended December 31, 2004, an increase of $0.3 million. Other income (expense), net, increased primarily due to non-cash translation losses on intercompany balances, partially offset by a decrease in minority interest expense.

Provision for Income Taxes

Income tax expense was $19.9 million in the year ended December 31, 2005, compared to $22.2 million in the year ended December 31, 2004, with an effective income tax rate of 28.4% and 37.1%, respectively. The 8.7% decrease in the 2005 income tax rate was primarily attributable to an income tax credit enacted as part of the American Jobs Creation Act of 2004. The legislation provides for an annual credit against U.S. income taxes for track maintenance expenditures incurred during the three year period from January 1, 2005 through December 31, 2007. The annual credit is equal to 50% of qualifying expenditures incurred during the year and is limited to $3,500 multiplied by the number of miles of U.S. railroad track we own or lease as of the year end. The 2004 rate includes an increase in the tax rate used to compute our U.S. income taxes to the highest corporate bracket of 35% based on our 2004 and projected future levels of profitability. As a result, we increased our 2004 fourth quarter income tax accrual by $1.0 million, of which approximately $0.2 million related to 2004 and approximately $0.8 million related to a revaluation of our pre-2004 net U.S. deferred income tax liabilities.

Net Income and Earnings Per Share

Net income was $50.1 million for the year ended December 31, 2005, compared with net income of $37.6 million in the year ended December 31, 2004, an increase of $12.5 million or 33.3%. The increase in net income was the result of an increase from operations of $17.3 million, offset by a decrease in equity earnings of unconsolidated international affiliates of $4.8 million.

Basic earnings per share increased by $0.33 to $1.36 in the year ended December 31, 2005, from $1.03 in the year ended December 31, 2004. Diluted earnings per share increased by $0.30 to $1.20 in the year ended December 31, 2005, from $0.90 in the year ended December 31, 2004. Weighted average shares for basic and diluted were 36.9 million and 41.7 million, respectively, in the year ended December 31, 2005, compared with 36.2 million and 41.1 million, respectively, in the year ended December 31, 2004, as adjusted for the stock split announced February 14, 2006 and all previous stock splits.

Financial Results by Segment

As discussed in Note 3 to the Consolidated Financial Statements of Item 8 of this Report, because of the changing economic circumstances of our Mexican operations as compared to our other operations, we have presented our Mexican operations as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning with the quarter ended September 30, 2006. Accordingly, we operate two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Rail Operations Excluding Mexico segment primarily operates short line and regional railroads in the United States, Canada and Australia. For the year ended December 31, 2006, these operations generated $450.7 million in operating revenues, $81.8 million in operating income and $174.5 million in net income, with $103.6 million in their provision for income taxes. During the year ended December 31, 2006, these operations invested $59.5 million in purchases of property and equipment and incurred $27.9 million in depreciation and amortization, respectively.

Our Mexico Operations segment operates a regional railroad in southern Mexico. It has experienced significant economic difficulty as more fully described in Note 3 to the Consolidated Financial Statements of Item 8 of this Report. For the year ended December 31, 2006, these operations generated $28.2 million in operating revenues, $38.4 million in operating losses and $40.5 million of net loss, with $0.8 million in their provision for income taxes as a result of recording valuation allowances. These results include charges of $34.1 million, after-tax, for the write-down of non-current assets and related effects. During the year ended December 31, 2006, these operations invested $3.5 million in purchases of property and equipment and incurred $1.9 million in depreciation and amortization.

Liquidity and Capital Resources

During 2006, 2005, and 2004, we generated $83.3 million, $68.1 million, and $55.4 million, respectively, of cash from operations. The increase in 2006 over 2005 was primarily due to the following items: increased net income of $83.9 million, increased depreciation and amortization of $5.3 million, an increase from non-cash compensation expense related to stock options of $5.4 million, an increase in net loss on the sale and impairment of assets of $36.3 million due mainly to a non-cash charge recorded to write-down our Mexican subsidiary, a $5.9 million write-down of our investment in Bolivia due to an other-than-temporary decline in value, a decrease of $17.6 million in non-cash equity earnings, and an increase in all other elements of working capital of $79.1 million, partially offset by a gain on the sale of our equity investment in ARG of $218.8 million. The 2005 increase over 2004 was primarily due to the following items: increased net income of $12.5 million, increased depreciation and amortization of $5.3 million, an increase from non-cash compensation expense related to stock options of $1.8 million, and a decrease of $4.8 million in non-cash equity earnings, partially offset by a net decrease in all other elements of working capital of $8.5 million.

During 2006, our cash flows provided by investing activities were $233.0 million and during 2005 and 2004 our cash flow used in investing activities was $271.8 million and $25.2 million, respectively. For 2006, primary drivers of the cash flows provided by investing activities were $306.7 million in proceeds from the ARG Sale and $3.7 million in proceeds from the sale of assets, partially offset by the purchase of Wesfarmers’ 50% ownership of the remaining ARG operations for $15.1 million, the purchase of the assets of the Chattahoochee Bay Railroad for $6.1 million and capital expenditures of $63.0 million. For 2005, primary drivers of the investing activities were the purchase of Rail Partners from RMC for $238.2 million, capital expenditures of $32.1 million and $6.5 million paid in connection with the resolution of claims related to contingent purchase consideration for Genesee Rail-One, which were partially offset by $4.3 million in proceeds from the sale of assets and $0.7 million of cash received from unconsolidated international affiliates. For 2004, primary drivers of the investing activities were capital expenditures of $28.1 million; the purchase of Homer City and Savannah Wharf rail properties and Pawnee Transloading Company Inc., for $2.9 million; and $0.5 million in valuation adjustments of split dollar insurance assets, which were partially offset by $5.8 million in net cash received from unconsolidated international affiliates and $0.5 million in proceeds from the sale of assets. Capital expenditures in 2004 consisted of $19.1 million for track improvements net of funds received from governmental grants and $9.0 million for equipment and rolling stock.

The increase in capital expenditures of $30.9 million from 2005 to 2006 primarily resulted from an increase of $8.2 million from new operations and $7.1 million of capital spending that will be funded by third parties in 2007, as these projects included government grants for track rehabilitation and the replacement of a bridge destroyed by fire that will be funded through insurance proceeds. We also increased capital expenditures in 2006 through the completion of $7.2 million of lease buyouts, with the remainder split between business development and additional track and equipment improvements.

During 2006 and 2004, our cash flows used in financing activities were $92.6 million and $27.5 million, respectively and during 2005, our cash flows provided by financing activities were $206.4 million. For 2006, primary drivers of the financing activities were a net decrease in outstanding debt of $92.7 million and treasury stock purchases of $11.3 million, partially offset by cash proceeds of $6.9 million from the exercise of stock options by employees and directors and stock purchases by employees and $4.5 million from the excess income tax benefit from share-based payment arrangements. For 2005, primary drivers of the financing activities were a net increase in outstanding debt of $203.8 million, cash proceeds of $3.8 million from the exercise of stock options by employees and directors and stock purchases by employees and $0.8 million from the excess income tax benefit from share-based payment arrangements, which were partially offset by debt issuance cost of $1.6 million and treasury stock purchases of $0.4 million. For 2004, primary drivers of the financing activities were a net decrease in outstanding debt of $28.8 million, debt issuance cost of $1.4 million and dividends paid on the previously outstanding convertible preferred stock of $0.4 million, which were partially offset by net proceeds of $3.0 million from the exercise of stock options by employees and directors and stock purchases by employees.

At December 31, 2006, we had long-term debt, including current portion, totaling $245.7 million, which comprised 32.1% of our total capitalization. At December 31, 2005, we had long-term debt, including current portion, totaling $338.4 million, which comprised 46.0% of our total capitalization.

Senior U.S. and Canadian Credit Facilities

On May 25, 2005, in conjunction with the acquisition of Rail Partners, we entered into a Consent and First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 12, 2004. The consent and amendment expanded the size of our senior revolving credit facility from $150.0 million to $225.0 million. It also extended the maturity date of the U.S. obligations to June 1, 2010, and consented to the acquisition of Rail Partners. Following the consent and amendment, the amended and restated credit facilities were composed of a $225.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan. The revolving loan is due in 2010, and the Canadian term loan is due in 2009. The acquisition of Rail Partners was partially funded through a $118.0 million draw under the senior revolving credit facility at an initial borrowing rate of LIBOR plus 1.375%. As of December 31, 2006, our $225.0 million revolving credit facility consisted of no outstanding debt, subsidiary letter of credit guarantees of $0.2 million and $224.8 million of unused borrowing capacity. Interest rates for borrowings are based on U.S. or Canadian LIBOR plus a margin, which varies from 0.75% to 1.375% depending on leverage. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of our U.S. subsidiaries, and the Canadian term loan is guaranteed by substantially all of our U.S. and Canadian subsidiaries.

Financial covenants, which are measured on a trailing 12-month basis and reported quarterly, are as follows:

(a) Maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases).

(b) Minimum interest coverage of 3.5 times measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

(c) Minimum consolidated tangible net worth measured as 80% of consolidated tangible net worth of the borrowers as of March 31, 2006, plus on a cumulative basis, 50% of positive consolidated net income (excluding the effect of foreign currency transaction gains or losses) for each fiscal quarter ending subsequent to March 31, 2005.

(d) Maximum annual capital expenditures (excluding acquisitions) of $51.0 million. Fifty percent of unutilized permitted capital expenditures may be utilized in the succeeding year.

In addition, in connection with our Australia Transactions, we entered into a Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 13, 2006 (the Consent and Second Amendment). The Consent and Second Amendment waived compliance with the restrictions on the dispositions of assets and adjusted the consolidated tangible net worth calculation to permit our entry into the Australia Transactions. In addition, the Consent and Second Amendment permits us to make restricted payments, consisting of stock repurchases or cash dividends, with the proceeds from the Australia Transactions for a period of 18 months following the closing of the Australia Transactions as long as certain financial covenants governing distributions are met.

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates and pay dividends or make distributions. The credit facilities allow us to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0. As of December 31, 2006, we were in compliance with the provisions of these covenants in all material respects.

Senior Notes

On July 26, 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due in 2012. As of December 31, 2006, the Series C senior notes had an interest rate of 6.08%. We used the proceeds of the senior notes to repay $125.0 million of notes issued in connection with the Rail Partners transaction.

On November 12, 2004, we completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in 2011. We used the proceeds from the Series A senior notes to repay $75.0 million of approximately $110.0 million of debt then outstanding at our U.S. and Canadian subsidiaries.

The senior notes are unsecured but are guaranteed by substantially all of our U.S. and Canadian subsidiaries. The senior notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). As of December 31, 2006, we were in compliance with the provisions of these covenants in all material respects.

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

Under the amended terms, principal payments under Servicios’ promissory notes payable were reduced and maturity dates were extended by three years. In addition, amounts held in escrow for the benefit of IFC and FMO (approximately $0.6 million) were released to prepay a portion of the loans. As of December 31, 2006, the aggregate amount outstanding on the notes totaled $13.3 million, with variable interest rates based on LIBOR plus 3.5 percentage points for the original term of the debt through 2007 and 2008 with an increase to LIBOR plus 4.0 percentage points for the extended term of the debt. Two of the notes have combined semi-annual principal payments of $0.8 million that began March 15, 2005, and continue through the maturity date of September 15, 2011. The third note has semi-annual principal payments of $0.5 million that began March 15, 2005 and continue through the maturity date of September 15, 2012.

The notes contain certain financial and other covenants applicable only to FCCM and Servicios, including mandatory debt prepayments from excess free cash flow (as defined in the agreements) and restrictions on utilization of funds for capital expenditures, incurrence of debt, guarantees of obligations, sale of assets, lease of assets, creation of certain liens, payment of dividends and distributions, transactions among FCCM and Servicios and other affiliates of Genesee & Wyoming Inc., entering into certain mergers and revising or terminating FCCM’s rail concession with the government of Mexico. The notes will continue to be secured by essentially all the assets of Servicios and FCCM and a pledge of the Servicios and FCCM shares held by us.

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

As previously disclosed, on September 15, 2006, Servicios was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. In November 2006, we made this payment on Servicios’ behalf under a corresponding guarantee arrangement, which in turn reduced our guarantee by the same amount. In the event Servicios is unable to fund future payments, the lenders to the Mexican operations will have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $13.3 million) or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 million from us pursuant to a guarantee. Neither payment defaults by Servicios, nor any action taken by the lenders to collect under the loan agreements, will result in a default under our other outstanding debt obligations. We anticipate Servicios will not be able to meet its debt service obligations in 2007. If the lenders demand from us the amount of the debt service due in 2007, or any amount up to $7.0 million, we will be obligated to fund the amount demanded.

To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated EBITDA, as defined in the amended agreements as determined on an annual basis, we are obligated to provide additional funds to FCCM equal to the amount of such excess. Pursuant to this funding requirement, based on FCCM’s 2006 EBITDA and capital expenditures, we will be obligated to advance $3.7 million, full payment of which is due in the second quarter of 2007.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to us. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012. The value of the Servicios equity owned by IFC will be based on a multiple of FCCM’s EBITDA as defined in the agreements. On March 3, 2006, we received notice that the IFC intends to exercise its put option to sell its 12.7% indirect equity stake in FCCM back to us. The cash outflow that would result from the closing of the exercise of the put option will ultimately be determined by negotiation underway with the IFC, but in no case will the cash outflow exceed $1.7 million.

South America

We indirectly hold a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda (IFB). This debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of GWC that we were ceasing our efforts to restructure the $12.0 million debt obligation. Accordingly, during the second quarter of 2006, we reduced the carrying value of our 12.52% equity interest to zero as part of an overall assessment that our investments in Oriental had suffered an other than temporary decline in value. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise its pro-rata rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. On October 26, 2006, Banco de Chile (another of GWC’s creditors that holds approximately 15% of the $12.0 million debt) commenced separate court proceedings before the 4th Civil Tribunal of Santiago with the same objectives. Notice of this proceeding was given to GWC and IFB on November 20, 2006. We do not expect these proceedings to have a material effect on our financial statements.

We also hold a 10.37% equity interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest.

Please refer to Note 3 in the Consolidated Financial Statements in Item 8 of this report for additional information regarding our investment in Oriental.

Equipment Leases

We are party to several cancelable leases that have automatic renewal provisions. If we choose not to renew these leases, we would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $6.6 million. In addition, we have the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $15.3 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the payments necessary to purchase the rolling stock.

In November 2004, TZPR entered into a 20-year lease agreement for the assets of the PPU. Future annual lease payments, currently $3.1 million, are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement.

Government Grants

Our railroads have received a number of rehabilitation or construction grants with state and federal agencies. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been rehabilitated or constructed. We believe that the levels of service and improvements required under the grants are reasonable. We received government grants totaling $10.8 million, $4.2 million and $5.6 million in 2006, 2005 and 2004, respectively. However, we can offer no assurance that government grants will continue to be available or that even if available, our railroads will be able to obtain them. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate our service over that track. We record any excess in the fixed funding from customers compared to the actual cost of rehabilitation and construction as gains in the current period.

2007 Budgeted Capital Expenditures

We have budgeted $58.0 million, net of government grants, in capital expenditures in 2007, which consists of track and equipment improvements of $42.0 million, business development projects of $7.0 million and equipment buyouts of $9.0 million. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations and cash received from the ARG Sale together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, we have contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2006 (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations(1)	$245,286	$4,284	$33,854	$80,680	$126,468
Interest on Long-Term Debt(2)	80,510	13,293	25,566	21,443	20,208
Capital Lease Obligations	399	15	33	37	314
Operating Lease Obligations	111,302	22,398	32,334	14,378	42,192
Purchase Obligations(3)	20,942	12,632	5,940	2,370	—
Interest Rate Swaps(4)	724	724	—	—	—

Total	$459,163	$53,346	$97,727	$118,908	$189,182

(1)	Excludes capital lease obligations of $0.4 million.
(2)	Assumes no change in variable interest rates from December 31, 2006.
(3)	Purchase obligations include a $5.7 million locomotive maintenance contract and a $15.3 million end of term purchase price for locomotives and freight cars under operating leases.
(4)	Represents future cash payments for the fixed portion of interest rate swaps.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments, or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us.

Our off-balance sheet arrangements consist of operating lease obligations, which are included in the contractual obligations table above. In addition, we are obligated under a guarantee arrangement of $7.0 million in the event that our Mexican subsidiary, Servicios, is unable to fund future debt payments and the lenders accelerate the outstanding debt and demand immediate payment under the guarantee as discussed above under Mexican Financings. We also guaranteed an obligation of one of our Canadian rail lines under a lease agreement entered into on July 28, 1997. The maximum amount of the obligation subject to this guarantee is $2.0 million. We have no other off-balance sheet arrangements that we believe may have a material current or future adverse effect on our consolidated financial statements.

Impact of Foreign Currencies on Operating Revenues

As of December 31, 2006, foreign currency translation had a positive impact on consolidated revenues primarily due to the strengthening of the Canadian dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues (dollars in thousands):

Operating Revenues

	Year Ended December 31,
	2006
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
U.S. Operating Revenues	$348,608	$—	$348,608
Canada Operating Revenues	55,555	4,004	51,551
Australian Operating Revenues	46,520	1,227	45,293
Mexico Operating Revenues	28,163	12	28,151

Total Operating Revenues	$478,846	$5,243	$473,603

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses during the reporting period. Management uses its judgment in making significant estimates in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could materially differ from those estimates.

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property and Equipment

We record property and equipment at historical cost and we record acquired railroad property at the allocated cost. We capitalize major renewals or improvements, but routine maintenance and repairs are expensed when incurred. We credit or charge to operating expense gains or losses on sales or other dispositions. We depreciate our property and equipment on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-30 years).

The following table sets forth the estimated useful lives of our major classes of property and equipment:

Property:	Estimated useful life
Buildings & Leasehold Improvements	30 years or life of lease
Bridges/Tunnels/Culverts	20 – 50 years
Track Property	5 – 50 years

Equipment:
Computer Equipment	3 years
Locomotives & Freight Cars	5 – 20 years
Vehicles & Mobile Equipment	5 – 10 years
Signals & Crossing Equipment	5 – 30 years
Track Equipment	5 – 10 years
Other Equipment	5 – 10 years

We continually evaluate whether events and circumstances have occurred that indicate that our long-lived tangible assets may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset in measuring whether or not impairment has occurred. If we identify impairment on an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances.

We closely monitor our assets in foreign operations where fluctuating currencies and unsettled economic conditions can create greater uncertainty. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), we recorded a $31.1 million write-down of our Mexican subsidiary’s property and equipment in the third quarter of 2006 as a result of the uncertainty of the reconstruction of a hurricane-damaged rail line in Chiapas.

As a result of the impairment charges and expected further operating losses, absent a clear change from the current expectations, future capital expenditures in Mexico, if any, will be expensed as incurred. The exception would be capital expenditures for investments in rolling stock or other readily transferable assets.

Grants

Grants received from governmental agencies are recorded as long-term liabilities when received and are amortized as a reduction to depreciation expense over the same period during which the underlying purchased assets are depreciated. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate our service over that track. These improvements are not recorded in our financial statements unless the fixed funding exceeds the actual cost of rehabilitation or construction in which case we record a gain in the current period.

Goodwill and Indefinite-Lived Intangible Assets

We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods.

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, we test for impairments in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). We perform our annual impairment test as of November 30th of each year and in 2006 no impairment was recognized for the year ended December 31, 2006.

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

Amortizable Intangible Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144) requires us to perform an impairment test on amortizable intangible assets when specific impairment indicators, as set-forth in SFAS No. 144, are present. We have amortizable intangible assets in the United States valued as customer relationships or contracts and previously had one amortizable intangible asset in Mexico related to a concession agreement with the Secretaria de Comunicaciones y Transporte. As a result of the uncertainty of the reconstruction of the hurricane-damaged line in Chiapas, we wrote-down the amortizable intangible asset in Mexico for $5.5 million in the third quarter of 2006. The intangible assets in the United States are amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract.

Derailment and Property Damages, Personal Injuries and Third Party Claims

We maintain insurance, with varying deductibles up to $0.5 million per incident for liability and up to $1.0 million per incident for property damage, for claims resulting from train derailments and other accidents related to our railroad and industrial switching operations. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

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

We evaluate our critical assumptions annually, and our assumptions are based on the following factors as of December 31, 2006:

•	Discount rate is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 5.75%.

•	Expected return on plan assets is based on an assumed long-term asset rate of return of 8.5%.

•	Health care cost trend rate is based on historical rates of inflation and expected market conditions and is assumed to be 9.0% in 2006 graded ratably to 5.0% over a seven year period.

On September 29, 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106 and 132(R).” The standard, among other things, requires companies to:

•	Recognize the funded status of defined benefit plans in the consolidated financial statements.

•

Recognize as a component of other comprehensive income the previously unrecognized prior service costs/credits, gains/losses and transition assets/obligations that arise during the year and are not recognized as a component of net periodic benefit cost.

As of December 31, 2006, we adopted the standard, and the adjustment to our balance sheet increased the liability for pension and postretirement benefits by approximately $0.4 million and decreased accumulated other comprehensive income by approximately $0.3 million, net of tax, with the difference recorded as a deferred tax asset.

Stock-Based Compensation

We elected to adopt SFAS 123(R) in the third quarter of 2005 using the Modified Prospective Application. SFAS 123(R) requires us to measure compensation cost for stock awards at fair value and recognized compensation over the service period for awards expected to vest. Prior to adoption of SFAS 123(R), we accounted for our stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, under which no compensation cost had been recognized and disclosed the pro forma expense for basic and diluted earnings per share as if stock based compensation had been compiled under SFAS 123.

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

During the fourth quarter of 2006, we voluntarily conducted and completed a comprehensive internal review of our historical stock option practices for stock option grants made during the period from our initial public offering on June 24, 1996 through the third quarter of 2006, under the direction of the independent members of the Board of Directors. The review found no evidence of any intentional wrongdoing by our executive officers, members of our Board of Directors or any other employees. However, the internal review identified certain administrative procedural deficiencies that resulted in unintentional accounting errors. These errors, principally related to situations where, as of the grant date approved by the Compensation Committee, an aggregate number of stock options to be granted was approved and the exercise price for the stock options was established, but the allocation of those stock options to certain individual employee recipients was not finalized until a later date. As a result, we determined that later measurement dates for accounting purposes for those individuals’ grants should have been used, and we determined that non-cash stock-based compensation expense was understated by a cumulative amount of $1.2 million ($0.5 million after-tax), with $1.1 million related to grants to the general population of employees, none of whom were executive officers. Under the direction of the Audit Committee of the Board of Directors, the results of the internal review were evaluated by outside counsel, who concurred with the findings.

For the year ended December 31, 2006, compensation cost of $7.2 million pre-tax, or $5.6 million after-tax, from amortizing stock options reduced earnings by $0.13 per share. Of the $7.2 million compensation cost, $2.7 million was attributable to stock options awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006, and $1.2 million was attributable to the unintentional accounting errors associated with the use of incorrect measurement dates for certain grants, as discussed above. The total compensation cost related to non-vested stock option awards not yet recognized of $5.0 million is expected to be recognized over a weighted-average period of one year. The total income tax benefit recognized in the consolidated income statement for share-based compensation related to stock options was $1.6 million for the year ended December 31, 2006. Amortization expense for the restricted stock shares was $1.3 million, and the total income tax benefit recognized in the consolidated statement of operations for restricted stock and restricted stock unit awards was $0.5 million for the year ended December 31, 2006. Total unrecognized compensation cost for non-vested restricted stock shares and restricted stock units of $2.6 million is expected to be recognized over a weighted-average period of 1.2 years.

Income Taxes

We accounted for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). SFAS No. 109 requires a balance sheet approach for the financial accounting and reporting of deferred income taxes. Deferred income taxes reflect the tax effect of temporary differences between book and tax basis assets and liabilities, as well as available income tax credits and net operating loss carry-forwards. In our consolidated balance sheets, these deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred income tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred income tax assets related to carry-forwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2006 was $32.0 million.

We had net operating loss carry-forwards from our Mexican operations in 2006 and 2005 of $19.3 million and $19.4 million, respectively. The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the holding company, Servicios. These loss carry-forwards will expire between 2009 and 2016.

In 2006, we recorded a full valuation allowance on the deferred tax assets of our Mexican subsidiaries. The developments in negotiating the reconstruction plan discussed in Note 3 in Item 8 of this Report have resulted in our belief that the Mexican subsidiaries will not generate enough taxable income to realize the benefit of their deferred tax assets. Accordingly, a valuation allowance of $8.8 million was recorded in 2006. Our effective tax rate for the year ended December 31, 2006, inclusive of valuation allowance was 43.8% compared with 28.4% in the year ended December 31, 2005.

Management believes that full consideration has been given to all relevant circumstances to which we may be currently subject, and the financial statements accurately reflect management’s best estimate of our results of operations, financial condition and cash flows for the years presented.

Other Uncertainties

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecasted in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN 48.

In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (i.e., Gross versus Net Presentation), which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. The EITF states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed if those amounts are significant. This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. This pronouncement will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the provisions of SFAS 157.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. This pronouncement will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006 and early application is encouraged. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

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

Principal Amount of Debt and Interest Rate Swaps

(dollars in thousands)

December 31, 2006
Fixed Rate Debt	$177,667
Weighted Average Fixed Interest Rate	5.1%

Variable Rate Debt Swapped to Fixed Rate Debt	$21,440
Weighted Average Fixed Interest Rate	5.4%

Unswapped Variable Rate Debt	$46,578
Weighted Average Variable Interest Rate	6.8%

Total Long-Term Debt	$245,685
Weighted Average Interest Rate	5.5%

Table Assumptions

Variable Interest Rates: The table presents variable interest rates based on U.S. and Canadian LIBOR rates (as of December 31, 2006). The borrowing margin is composed of a weighted average of 0.875% for debt under our U.S. and Canadian credit facilities, 0.7% for our Series C senior notes and 3.5% for debt related to our Mexican operations.

Interest Rate Swaps: The table presents dollar amounts outstanding under interest rate swaps as of December 31, 2006, in which we have swapped a portion of our variable rate debt to fixed rate debt. The table also presents the average fixed interest rate under these swaps, which is equal to our fixed pay rates to counterparties plus our borrowing margin.

Interest Rate Sensitivity

Based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $0.5 million.

Foreign Currency Risk

The functional currency of our Mexican operations is the Mexican peso, while the debt obligations are denominated in U.S. dollars. As a result, we face exchange rate risk if the Mexican peso were to depreciate relative to the U.S. dollar, thereby generating lower U.S. Dollar equivalent cash and earnings to pay the principal and interest on the debt.

Debt related to our Canadian operations is denominated in Canadian dollars. Therefore, foreign currency risk related to debt service payments generally does not exist at our Canadian operations. However, in the event that this debt service is funded from our U.S. operations, we may face exchange rate risk if the Canadian dollar were to appreciate relative to the U.S. dollar, thereby requiring higher U.S. dollar equivalent cash to settle the outstanding debt, which is due in 2009.

U.S. Dollar Denominated Principal and Projected Interest Obligations

of Mexican Peso Denominated Operations

(dollars in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total
Principal Payments(1)	$2,478	$2,478	$2,478	$2,478	$2,478	$911	$13,301
Interest Payments(2)	1,082	858	633	409	185	37	3,204

Total	$3,560	$3,336	$3,111	$2,887	$2,663	$948	$16,505

(1)	Principal and interest payments are due on March 15 and September 15 of each year.
(2)	Based on 6-month U.S. LIBOR as of December 31, 2006, plus a borrowing margin of 3.5% or 4.0%, as appropriate for the period.

Foreign Currency Hedge

On February 13, 2006, we entered into two foreign currency forward contracts with a total notional amount of $190.0 million to hedge a portion of our investment in 50% of the equity of ARG. The contracts, which expired in May 2006, were extended to June 1, 2006, and protected a portion of our investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on our investment, we recorded a loss of $4.3 million from these contracts, which is included in the net gain on sale of ARG.

Sensitivity of Foreign Currency to Debt Service Payments

If the value of the Mexican peso were to weaken 10 percentage points relative to the U.S. dollar while Mexican denominated earnings and cash flows remained constant, then it would be equivalent to the Mexican operations being required to support an additional $0.4 million in debt service payments.

Sensitivity of Foreign Currency Translation

GWI’s Mexican operations are held through two subsidiaries, Servicios and FCCM. Servicios is the obligor of the loan agreements with the IFC and FMO, while FCCM is the operating company. FCCM is owned 96.5% by Servicios and 3.5% by us. Servicios is owned 86.8% by us and 13.2% by the IFC. FCCM historically has made debt service payments on behalf of Servicios. When FCCM makes a payment on Servicios’ behalf, Servicios provides FCCM with a U. S. dollar-denominated note for the amount of the payment. These notes bear interest at the same spread over LIBOR as the underlying debt to the IFC and FMO, currently LIBOR + 3.50%. Since FCCM has the Mexican peso as its functional currency, these notes are recorded on its balance sheet in Mexican pesos. When the Mexican peso appreciates or depreciates relative to the U.S. dollar, FCCM records a non-cash loss or gain, respectively, on the note as it is revalued.

As of December 31, 2006, the total amount due to FCCM from Servicios was $23.2 million. A one-percentage point appreciation in the Mexican peso relative to the U.S. dollar from the December 31, 2006 exchange rate would result in a pre-tax loss for FCCM in the amount of $0.2 million.

Sensitivity to Diesel Fuel Prices

We are exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2006, fuel costs for fuel used in operations represented 10.4% of our total expenses. As of December 31, 2006, we had not entered into any hedging transactions to manage this diesel fuel risk. As of December 31, 2006, each one percentage point increase in the price of diesel fuel would result in a $0.5 million increase in our annual fuel expense to the extent not offset by fuel surcharge.

Item 8. Financial	Statements and Supplementary Data.

The financial statements and supplementary financial data required by this item are listed at Part IV, Item 15 and are filed herewith immediately following the signature page hereto.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls	and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2006 to accomplish their objectives.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. Management reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2006, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements of Genesee & Wyoming Inc. included in this report, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 as stated in their report which appears herein.

Item 9B. Other	Information.

None

PART III

Item 10. Directors,	Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 30, 2007, under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 11. Executive	Compensation.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 30, 2007, under “Executive Compensation”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 12. Security	Ownership of Certain Beneficial Owners and Management.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity Compensation Plans Approved by Security Holders	2,102,699	$19.11	932,092
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	2,102,699	$19.11	932,092

The remaining information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 30, 2007, under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 13. Certain	Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 30, 2007, under “Related Transactions,” which proxy statement will be filed within 120 days after the end of our fiscal year.

Item 14. Principal	Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 30, 2007, under “Principal Accounting Fees and Services,” which proxy statement will be filed within 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Separate Financial Statements of Subsidiaries Not Consolidated and 50% Owned:

Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of May 31, 2006 and December 31, 2005

Consolidated Statements of Operations for the Five Month Period ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

(b)	EXHIBITS—SEE INDEX TO EXHIBITS

(c)	NONE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:

We have completed integrated audits of Genesee & Wyoming Inc’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.

Consolidated financial statements

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements of Genesee & Wyoming Inc. listed in the accompanying index present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Australian Railway Group Pty Ltd (ARG), an equity method investment through May 31, 2006 which statements reflect total assets of $709.7 million and $707.8 million as of May 31, 2006 and December 31, 2005, respectively, and net loss of $15.3 million for the period ended May 31, 2006, and net income of $18.9 million and $28.5 million for the years ended December 31, 2005 and 2004, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audits of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation effective July 1, 2005. Also as discussed in Note 2, the Company changed the manner in which it accounts for pension and other post-retirement benefits effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP (signed)

New York, New York

February 28, 2007

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

	December 31,
	2006	2005
Assets
Currents Assets:
Cash and cash equivalents	$240,206	$18,669
Accounts receivable, net	117,099	91,134
Materials and supplies	11,302	6,765
Prepaid expenses and other	14,695	8,298
Deferred income tax assets, net	7,617	4,230

Total current assets	390,919	129,096

Property and equipment, net	573,292	535,994
Investment in unconsolidated affiliates	4,644	136,443
Goodwill	37,788	31,233
Intangible assets, net	120,669	135,444
Deferred income tax assets, net	2,697	—
Other assets, net	11,055	12,388

Total assets	$1,141,064	$980,598

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$4,372	$4,726
Accounts payable	98,186	87,496
Accrued expenses	38,364	28,270
Income tax payable—Australia	91,925	—
Deferred income tax liabilities, net	291	—

Total current liabilities	233,138	120,492

Long-term debt, less current portion	241,313	333,625
Deferred income tax liabilities, net	72,876	59,891
Deferred items—grants from governmental agencies	56,588	48,242
Other long-term liabilities	16,962	20,528
Commitments and contingencies	—	—
Stockholders’ equity:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,422,957 and 42,516,903 shares issued and 37,635,235 and 37,195,044 shares outstanding (net of 5,787,722 and 5,321,859 shares in treasury) on December 31, 2006 and 2005, respectively	434	425
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,180 shares issued and outstanding on December 31, 2006 and 2005	40	40
Additional paid-in capital	187,460	168,007
Retained earnings	352,192	218,189
Accumulated other comprehensive income	4,411	24,175
Treasury stock, at cost	(24,350)	(13,016)

Total stockholders’ equity	520,187	397,820

Total liabilities and stockholders’ equity	$1,141,064	$980,598

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Operating revenues	$478,846	$385,389	$303,784

Operating expenses:
Transportation	162,301	133,001	102,424
Maintenance of ways and structures	42,789	34,360	29,347
Maintenance of equipment	70,341	57,321	47,602
Diesel fuel sold to third parties	12,493	—	—
General and administrative	86,498	68,408	55,142
Net loss (gain) on sale and impairment of assets	33,102	(3,207)	(13)
Gain on insurance recovery	(1,937)	—	—
Depreciation and amortization	29,846	24,575	19,243

Total operating expenses	435,433	314,458	253,745

Income from operations	43,413	70,931	50,039
Gain on sale of equity investment in ARG	218,845	—	—
Investment loss—Bolivia	(5,878)	—	—
Equity (loss) income of unconsolidated international affiliates	(10,752)	14,224	21,044
Interest income	7,837	343	209
Interest expense	(17,476)	(14,900)	(11,142)
Other income (expense), net	2,381	(561)	(340)

Income before income taxes	238,370	70,037	59,810
Provision for income taxes	104,367	19,902	22,191

Net income	134,003	50,135	37,619
Preferred stock dividends and cost accretion	—	—	479

Net income available to common stockholders	$134,003	$50,135	$37,140

Basic earnings per common share	$3.56	$1.36	$1.03

Weighted average shares—Basic	37,609	36,907	36,207

Diluted earnings per common share	$3.16	$1.20	$0.90

Weighted average shares—Diluted	42,417	41,712	41,103

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2003	$357	$40	$131,757	$130,913	$16,599	$(12,580)	$267,086

Comprehensive income, net of tax:
Net income	—	—	—	37,619	—	—	37,619
Currency translation adjustments	—	—	—	—	8,105	—	8,105
Fair market value adjustments of cash flow hedges	—	—	—	—	431	—	431
Pension liability adjustment	—	—	—	—	93	—	93

Comprehensive income							46,248
Proceeds from employee stock purchases	6	—	3,129	—	—	—	3,135
Conversion of Class B Common Stock to Class A Common Stock	2	—	(1)	—	—	—	1
Conversion of Preferred to Class A Common Stock	54	—	23,988	—	—	—	24,042
Tax benefit upon exercise of stock options	—	—	1,545	—	—	—	1,545
Accretion of fees on Redeemable Convertible Preferred Stock	—	—	—	(67)	—	—	(67)
4% dividend paid on Redeemable Convertible Preferred Stock	—	—	—	(411)	—	—	(411)
Amortization of restricted stock and units	—	—	189	—	—	—	189
Treasury stock acquisitions, 4,226 shares	—	—	—	—	—	(68)	(68)

BALANCE, December 31, 2004	$419	$40	$160,607	$168,054	$25,228	$(12,648)	$341,700

Comprehensive income, net of tax:
Net income	—	—	—	50,135	—	—	50,135
Currency translation adjustments	—	—	—	—	(3,552)	—	(3,552)
Fair market value adjustments of cash flow hedges	—	—	—	—	2,363	—	2,363
Pension liability adjustment	—	—	—	—	136	—	136

Comprehensive income							49,082
Proceeds from employee stock purchases	5	—	3,800	—	—	—	3,805
Tax benefit upon exercise of stock options	—	—	364	—	—	—	364
Excess tax benefits from share based compensation	—	—	758	—	—	—	758
Compensation cost related to stock options	—		1,816	—	—	—	1,816
Amortization of restricted stock and units	1	—	662	—	—	—	663
Treasury stock acquisitions, 23,516 shares	—	—	—	—	—	(368)	(368)

BALANCE, December 31, 2005	$425	$40	$168,007	$218,189	$24,175	$(13,016)	$397,820

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (continued)

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2005	$425	$40	$168,007	$218,189	$24,175	$(13,016)	$397,820

Comprehensive income, net of tax:
Net income	—	—	—	134,003	—	—	134,003
Currency translation adjustments	—	—	—	—	1,503	—	1,503
Sale of ARG investment (recognized gain from foreign currency translation adjustment)	—	—	—	—	(22,755)	—	(22,755)
Fair market value adjustments of cash flow hedges	—	—	—	—	1,776	—	1,776
Pension and OPEB liability adjustment	—	—	—	—	(288)	—	(288)

Comprehensive income							114,239
Proceeds from employee stock purchases	9	—	6,848	—	—	—	6,857
Excess tax benefits upon share based compensation	—	—	4,544	—	—	—	4,544
Tax reductions from share-based compensation	—	—	(394)	—	—	—	(394)
Compensation cost related to stock options	—	—	7,190	—	—	—	7,190
Amortization of restricted stock and units	—	—	1,265	—	—	—	1,265
Treasury stock acquisitions, 465,863 shares	—	—	—	—	—	(11,334)	(11,334)

BALANCE, December 31, 2006	$434	$40	$187,460	$352,192	$4,411	$(24,350)	$520,187

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$134,003	$50,135	$37,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,846	24,575	19,243
Amortization of restricted stock and units	1,265	663	189
Compensation cost related to stock options	7,190	1,816	—
Excess tax benefit from share-based compensation	(4,544)	(758)	—
Deferred income taxes	14,591	8,428	7,856
Tax benefit upon exercise of stock options	—	364	1,545
Gain on insurance recovery	(1,937)	—	—
Gain on sale of equity investment in ARG	(218,845)	—	—
Net loss (gain) on sale and impairment of assets	33,102	(3,207)	(13)
Investment loss—Bolivia	5,878	—	—
Write off of deferred finance fees from early extinguishment of debt	—	—	1,611
Equity loss (income) of unconsolidated international affiliates, net of tax	7,500	(10,077)	(14,911)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(7,603)	(13,039)	(9,210)
Materials and supplies	(1,827)	(245)	9
Prepaid expenses and other	(6,247)	149	(1,567)
Accounts payable and accrued expenses	10,046	9,184	12,846
Income tax payable—Australia	86,358	—	—
Other assets and liabilities, net	(5,438)	109	229

Net cash provided by operating activities	83,338	68,097	55,446

Cash flows from investing activities:
Purchase of property and equipment, net of government grants	(62,997)	(32,098)	(28,072)
Proceeds from ARG Sale	306,746	—	—
Cash paid for acquisitions, net	(20,354)	(244,704)	(2,909)
Valuation adjustment of split dollar life insurance	39	47	(459)
Cash received from unconsolidated international affiliates	378	677	5,757
Proceeds from disposition of property and equipment	3,667	4,317	448

Net cash provided by (used in) investing activities	227,479	(271,761)	(25,235)

Cash flows from financing activities:
Principal payments on long-term borrowings, including capital leases	(185,189)	(213,975)	(283,579)
Proceeds from issuance of long-term debt	92,500	417,800	254,800
Debt issuance costs	—	(1,629)	(1,396)
Net proceeds from employee stock purchases	6,857	3,805	3,114
Treasury stock purchases	(11,334)	(368)	(68)
Excess tax benefit from share-based compensation	4,544	758	—
Dividends paid on Redeemable Convertible Preferred Stock	—	—	(411)

Net cash (used in) provided by financing activities	(92,622)	206,391	(27,540)

Effect of exchange rate changes on cash and cash equivalents	3,342	1,491	662

Increase in cash and cash equivalents	221,537	4,218	3,333
Cash and cash equivalents, beginning of year	18,669	14,451	11,118

Cash and cash equivalents, end of year	$240,206	$18,669	$14,451

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Customers:

Genesee & Wyoming Inc., through its subsidiaries and unconsolidated affiliate, currently has interests in 48 railroads, of which 42 are located in the United States, three are located in Canada, one is located in Australia, one is located in Mexico, and one is located in Bolivia. From January 1, 2004 to December 31, 2006, the Company acquired nineteen railroads in the United States and Australia, sold one railroad in the United States, and sold its 50% equity interest in Australian Railroad Group Pty Ltd (ARG). The Company, through its leasing subsidiaries, also leases and manages railroad transportation equipment in the United States, Canada, and Mexico and through its industrial switching subsidiary, provides freight car switching and ancillary rail services. See Note 3 for descriptions of the Company’s expansion in recent years.

A large portion of the Company’s operating revenue is attributable to industrial customers operating in the paper and forest products, electric utility, auto and auto parts, and cement industries. Freight revenue from the Company’s ten largest freight revenue customers accounted for approximately 24%, 24%, and 27% of the Company’s operating revenues in 2006, 2005, and 2004, respectively. The Company’s largest freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 7%, 8%, and 8% of the Company’s operating revenues in 2006, 2005 and 2004, respectively.

2. Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. Historically, the Company’s investments in unconsolidated affiliates were accounted for under the equity method. However, in June 2006, the Company sold its 50% interest in ARG and wrote down its equity interest in South America and simultaneously discontinued equity method accounting. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are carried at historical cost. Acquired railroad property is recorded at the allocated cost. Major renewals or improvements are capitalized, while routine maintenance and repairs are expensed when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expense. Depreciation is provided on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-30 years).

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

Property:	Estimated useful life
Buildings and Leasehold Improvements	30 years or life of lease
Bridges/Tunnels/Culverts	20 – 50 years
Track Property	5 – 50 years

Equipment:
Computer Equipment	3 years
Locomotives & Freight Cars	5 – 20 years
Vehicles and Mobile Equipment	5 – 10 years
Signals and Crossing Equipment	5 – 30 years
Track Equipment	5 – 10 years
Other Equipment	5 – 10 years

The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that assets may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances.

The Company closely monitors its assets in foreign operations where fluctuating currencies and unsettled economic conditions can create greater uncertainty. Refer to Note 3 for disclosure of the Company’s write-down of a portion of its Mexican subsidiary’s property and equipment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

Grants

Grants received from governmental agencies are recorded as long-term liabilities when received and are amortized as a reduction to depreciation expense over the same period which the underlying purchased assets are depreciated. In addition to government grants, customers occasionally provide fixed funding of certain track rehabilitation or construction projects to facilitate the Company’s service over that track. These improvements are not recorded in the Company’s financial statements unless the fixed funding exceeds the actual cost of rehabilitation or construction in which case the Company records a gain in the then current period.

Goodwill and Indefinite-Lived Intangible Assets

The Company accounts for its business acquisitions using the purchase method of accounting and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates, and asset lives and, therefore, require considerable judgment.

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, the Company tests for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company performs its annual impairment review as of November 30 of each year and no impairment was recognized for the year ended December 31, 2006.

For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value.

Amortizable Intangible Assets

SFAS No. 144 requires a company to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets in the United States valued as customer relationships or contracts and previously had one amortizable intangible asset in Mexico related to a concession agreement with the Secretaria de Comunicaciones y Transporte. Refer to Note 3 for additional disclosure regarding the impairment of the amortizable intangible asset in Mexico. The intangible assets in the United States are amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served, or the length of the customer contract. See Note 6 for a more detailed discussion of amortizable intangible assets.

Insurance

The Company maintains insurance, with varying deductibles up to $1.0 million per incident for property damage and up to $0.5 million per incident for liability, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Accruals for FELA claims by the Company’s railroad employees and third party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

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

Earnings per Share

Common shares issuable under unexercised stock options and unvested restricted stock, calculated under the treasury stock method, mandatorily redeemable convertible preferred stock converted in June 2004, and weighted

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average Class B Common Shares outstanding are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options and restricted stock used to calculate weighted average share equivalents for diluted earnings per share was 2,224,098, 2,430,297, and 2,583,296 for 2006, 2005 and 2004, respectively.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands, except per share amounts):

	2006	2005	2004
Numerators:
Net income	$134,003	$50,135	$37,619
Preferred stock dividends and accretion	—	—	479

Net income available to Class A Common stockholders	$134,003	$50,135	$37,140

Denominators:
Weighted average Class A Common Shares outstanding—Basic	37,609	36,907	36,207
Weighted average Class B Common Shares outstanding	3,975	3,975	4,011
Dilutive effect of employee stock grants	833	830	885

Weighted average shares—Dilutive	42,417	41,712	41,103

Earnings per common share:
Basic	$3.56	$1.36	$1.03

Diluted	$3.16	$1.20	$0.90

For 2006, 2005 and 2004, a total of 721,135, 10,548 and 16,471 shares, respectively, of common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were not included in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Income Taxes

The Company files a consolidated U.S. federal income tax return, which includes all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

Pension and Other Postretirement Benefit Plans

The Company uses third-party actuaries to assist it in properly measuring the liabilities and expenses associated with providing pension and medical and life insurance benefits (OPEB) for union and non-union employees of two U.S. subsidiaries. In order to use actuarial methods to value the liabilities and expenses, the Company is required to make several critical assumptions including the discount rate and expected rate of return

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on pension assets. For other postretirement benefits, the critical assumptions are the discount rate and healthcare cost trend rate.

The Company evaluates the critical assumptions annually and its assumptions are based on the following factors:

•	Discount rate is based on a review of long-term bonds, including published indices. The 2006 discount rate determined on that basis was 5.75%.

•	Expected return on plan assets is based on an assumed long-term asset rate of return and was 8.5% for 2006.

•	Health care cost trend rate is based on historical rates of inflation and expected market conditions. For 2006, it is assumed to be 9.0% graded ratably to 5.0% over a seven year period.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). The standard, among other things, requires companies to:

•	Recognize the funded status of the Company’s defined benefit plans in its consolidated financial statements.

•

Recognize as a component of other comprehensive income the previously unrecognized prior service costs/credits, gains/losses, and transition assets/obligations that arise during the year and are not recognized as a component of net periodic benefit cost.

As of December 31, 2006, the Company adopted the standard and the adjustment to the Company’s balance sheet increased the liability for pension and postretirement benefits by approximately $0.4 million and decreased accumulated other comprehensive income by approximately $0.3 million, net of tax, with the difference recorded as a deferred tax asset.

Stock-based Compensation Plans

The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting, and expiration dates for grants to the Company’s employees through its 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock, and restricted stock units. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payments” (SFAS 123R), which revised FASB Statement No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), and superseded Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” (APB No. 25). This statement requires companies to recognize compensation expense equal to the fair value of share-based payments. SFAS 123R eliminates the use of the intrinsic method of accounting provided for in APB No. 25, under which the Company had previously not recognized any compensation cost in its consolidated financial statements except for compensation expense related to restricted stock.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application. Prior to adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning with the third quarter of 2005, the Company reports the excess tax benefits from the exercise of stock options as an adjustment to net income in determining cash flows from operating activities and a cash inflow from financing activities.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting the standard, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company chose to continue using the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. In addition, SFAS 123R requires that the Company estimates forfeitures when recognizing compensation expense and that this estimate of forfeitures be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, the Company estimated forfeiture percentages for the unvested portion of previously granted awards that remained outstanding at the date of adoption. The Company previously disclosed forfeitures as they occurred in its expense calculation for pro forma footnote disclosure.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The FSP provides an alternative transition method for calculating the pool of excess tax benefits to absorb tax deficiencies recognized subsequent to the adoption of FASB Statement No. 123R. An entity may take up to one year from the initial adoption of Statement 123R or the effective date (November 10, 2005) of this FSP to evaluate available transition methods. The Company elected the alternative transition method described in the FSP to calculate the beginning balance of the pool of excess tax benefits.

Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•

Long-term debt: The fair value of the Company’s long-term debt is based on secondary market indicators. Since the Company’s debt is not quoted, estimates are based on each obligation’s characteristics, including remaining maturities, interest rate, amortization schedule and liquidity. The carrying amount of the Company’s fixed rate and variable rate debt approximates its fair value.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into U.S. dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operation items, at the average rate for the statement period. Translation adjustments are reflected as currency translation adjustments in stockholders’ equity and are included in accumulated other comprehensive income. Cumulative translation adjustments are recognized in the consolidated statement of operations for substantial or complete liquidation of the underlying investment in the foreign subsidiary. Revaluation of U.S. dollar denominated foreign loans into the appropriate local currency resulted in a gain of $0.8 million in 2006, and losses of $0.7 million and $0.1 million in 2005 and 2004, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2006 presentation, including equity income of unconsolidated international affiliates.

3. Changes In Operations:

Australia

Effective June 1, 2006, the Company and its 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the sale, the Company recognized a $218.8 million net gain, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into U.S. dollars since 2000. In connection with the ARG Sale, the Company also incurred $6.4 million of net transaction-related expenses, of which $5.8 million related to management bonuses and stock option awards.

Simultaneous with the ARG Sale, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because the Company previously held a 50% share of these assets through its ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing its 50% share of the impairment loss recorded by ARG, which was included in equity income of international affiliates in the consolidated statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, 100% of the value of GWA’s net assets ($30.1 million) was included in the Company’s consolidated balance sheet since June 1, 2006.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While the Company expects to complete its allocation of the value of GWA among respective assets and liabilities during the second quarter of 2007, the following table sets forth its preliminary allocation (dollars in thousands):

Cash	$1,441
Other current assets	12,902
Property and equipment	24,886
Deferred tax asset	3,799

Total assets	43,028

Current liabilities	10,888
Long-term liabilities	2,036

Total liabilities	12,924

Net assets	$30,104

South America

On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, the Company advised the creditors of Genesee & Wyoming Chile S.A. (GWC), that it was ceasing its efforts to restructure the $12.0 million non-recourse debt obligation of GWC, through which it maintained a partial equity interest in Ferroviaria Oriental S.A. (Oriental). As a result of the uncertainty surrounding the $12.0 million debt, the Company discontinued equity accounting for its 12.52% equity interest in Oriental held through its interest in GWC in the fourth quarter of 2004.

In May 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. In June 2006, the government announced that it intended to nationalize, take a partial ownership stake in, or restructure the operations of other local companies, including Oriental. As a result of the government’s stated intentions, the Company believed it was likely that Oriental’s results of operations, financial condition, and liquidity would be adversely affected.

Accordingly, the Company determined during the second quarter of 2006 that its $8.9 million equity investment, including the portion held though GWC, had suffered an other-than-temporary decline in value. Based on the Company’s assessment of fair value, the investment was written down by $5.9 million with a corresponding charge to earnings in the year ended December 31, 2006.

As of June 1, 2006, the Company discontinued equity accounting for the remaining $3.0 million investment in Oriental. The Company will account for this investment under the cost method in future periods and will record income to the extent that it receives cash dividends from Oriental. Historically, Oriental’s results of operations have not had a material impact on the Company’s results of operations. The Company will continue to monitor the political situation in Bolivia.

Mexico

In October 2005, the Company’s Mexican railroad operation, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) was struck by Hurricane Stan with the most severe impact concentrated in the State of Chiapas between the town of Tonalá and the Guatemalan border. Approximately seventy bridges were damaged or destroyed and various segments of track were washed out. Thereafter, FCCM worked with the Secretaria de Comunicaciones y Transporte (SCT) and other Mexican government agencies to develop a reconstruction plan for the damaged

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of the railroad. In July 2006, FCCM received a letter from the SCT indicating that the SCT intended to fund 75% of the $20.0 million expected cost to rebuild the damaged rail line subject to certain conditions.

Shortly thereafter, FCCM began negotiating a formal agreement with the SCT and undertook project design work. However, actions taken by the Mexican National Water Commission (CNA) and other Mexican government agencies in the storm-damaged area significantly increased the cost of the rail line reconstruction project and made the timetable to completion uncertain. As of September 30, 2006, the government had not committed adequate resources to fund the project and the Company did not intend to fund the additional costs. Accordingly, the Company recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the third quarter of 2006, reflecting the write-down of non-current assets and related effects of FCCM. FCCM’s remaining $19.6 million of assets as of December 31, 2006, consisted of approximately $6.7 million of non-current assets, primarily locomotives and freight cars, and approximately $12.8 million of current assets, primarily receivables and inventory.

On September 15, 2006, the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios) was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. In November 2006, the Company made this payment on Servicios’ behalf under a corresponding guarantee arrangement. In the event Servicios is unable to fund future payments, the lenders to the Mexican operations will have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $13.3 million), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and the Company’s shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 million from the Company pursuant to a guarantee. Neither payment defaults by Servicios, nor any action taken by the lenders to collect under the loan agreements, will result in a default under the Company’s other outstanding debt obligations.

The Company engaged in a number of actions seeking resolution of the situation in Mexico. However, the Company expects to continue to incur operating losses from the Mexican business and may record additional charges going forward. In addition, despite any previous agreements with the SCT and other government agencies, the Company is uncertain as to whether sufficient funds will be available from the Mexican government to fund the reconstruction of the damaged rail line. As a result of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company has presented its Mexican business as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning July 1, 2006. See Note 11 for additional information regarding the Company’s segments.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, the Company’s newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The preliminary purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous and connect the Company’s Bay Line Railroad to its Chattahoochee Industrial Railroad.

Portsmouth Terminal: On August 25, 2006, the Company exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million. The 12.5 mile rail line runs through Portsmouth, Chesapeake, and Suffolk, VA. The Company’s subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon receipt of customary regulatory approvals. The Company has commenced a $14.0 million improvement project (including approximately $6.0 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, which is expected to be complete in July 2007.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Homer City Branch: In July 2005, the Company’s Homer City Branch, which is located in Homer City, Pennsylvania, began operations to a coal-fired power plant upon completion of track rehabilitation, a portion of which was funded through government grants. The Homer City Branch, which was acquired in January of 2004 from CSX, is contiguous to the Company’s existing railroad operations.

Rail Partners: On June 1, 2005, the Company acquired from Rail Management Corporation (RMC) substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt, and $1.8 million in acquisition costs. During the three months ended June 30, 2006, the Company completed its allocation of the purchase price from this acquisition, including an adjustment of $6.6 million to reduce our preliminary estimate of the value of acquired intangible assets with a corresponding increase in goodwill. In the final allocation, the purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), intangible assets ($53.8 million), and goodwill ($6.6 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets excluding goodwill consist of customer contracts and relationships with a weighted average amortization period of 27 years.

First Coast Railroad Inc: On April 8, 2005, the Company’s subsidiary, the First Coast Railroad Inc. (FCRD) signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that it has historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather-related impacts such as hurricanes, flood, drought or snow, customer plant expansions and shut-downs, sales of land and equipment, accidents, and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed and entered into a number of recent transactions which have changed and will change its operations. Because of variations in the structure, timing, and size of these transactions our operating results in any reporting period may not be directly comparable to the Company’s operating results in other reporting periods.

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions in the countries in which it operates, including paper products in Canada, lumber and forest products in the United States, and cement in Mexico. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal) and winter weather (salt).

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2006, 2005 and 2004, as if Rail Partners had been acquired as of January 1, 2004 and if the Australian Transactions had occurred as of January 1, 2005 (dollars in thousands, except per share amounts):

	2006	2005	2004
Operating revenues	$508,971	$481,167	$360,691
Net income	$15,523	$46,718	$41,850
Basic earnings per share	$0.41	$1.27	$1.16
Diluted earnings per share	$0.37	$1.12	$1.01

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma operating results include the Australian Transactions adjusted, net of tax, for certain closing costs incurred from the ARG Sale, and interest expense savings from the pay down of the revolver from proceeds received from the ARG Sale. In addition, the unaudited pro forma operating results include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs that were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners results reflected in these pro forma operating results include certain senior management compensation and other expenses that the Company does not believe would have continued as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transaction been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

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

Receivables consisted of the following at December 31, 2006, 2005, and 2004 (dollars in thousands):

	2006	2005	2004
Accounts Receivable—Trade	$120,006	$93,024	$65,988

Activity in the Company’s allowance for doubtful accounts was as follows (dollars in thousands):

	2006	2005	2004
Balance, beginning of year	$1,890	$1,451	$2,014
Provisions	3,013	2,053	1,195
Charges	(1,996)	(1,614)	(1,758)

Balance, end of year	$2,907	$1,890	$1,451

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and Equipment:

Major classifications of property and equipment were as follows (dollars in thousands):

	2006	2005
Property:
Land and Land Improvements	$49,541	$45,143
Buildings and Leasehold Improvements	30,722	25,966
Bridges/Tunnels/Culverts	83,462	75,226
Track Property	397,589	400,329

Total Property	561,314	546,664
Equipment:
Computer Equipment	3,415	3,687
Locomotives & Freight Cars	90,717	70,942
Vehicles and Mobile Equipment	18,730	16,071
Signals and Crossing Equipment	8,620	7,594
Track Equipment	4,423	4,189
Other Equipment	8,310	8,556

Total Equipment	134,215	111,039

Construction-in-Process	22,461	3,357

Total Property and Equipment	717,990	661,060

Less Accumulated Depreciation	(144,698)	(125,066)

Property and Equipment, net	$573,292	$535,994

Construction-in-process as of December 31, 2006 and 2005, totaled $22.5 million and $3.4 million, respectively, consisted primarily of costs associated with track and equipment rehabilitation projects. Depreciation expense for 2006, 2005, and 2004 totaled $26.3 million, $21.5 million, and $17.7 million, respectively.

Refer to Note 3 for disclosure of the Company’s write-down of a portion of its Mexican subsidiaries property and equipment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Intangible and Other Assets, Net and Goodwill:

Intangible and other assets were as follows (dollars in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Gross Carrying Amount	Accumulated Amortization	Net Assets
Intangible Assets:
Amortizable intangible assets:
Chiapas-Mayab Operating License (Mexico)	$—	$—	$—	$7,380	$1,537	$5,843
Amended and Restated Service Assurance Agreement (Illinois & Midland Railroad)	10,566	1,509	9,057	10,566	1,078	9,488
Transportation Services Agreement (GP Railroads)	27,056	2,706	24,350	27,055	1,803	25,252
Customer Contracts and Relationships (Rail Partners and CHAT)	54,859	3,488	51,371	60,406	1,436	58,970
Non-amortizable intangible assets:
Track Access Agreements (Utah Railway)	35,891	—	35,891	35,891	—	35,891

Total Intangible Assets	$128,372	$7,703	$120,669	$141,298	$5,854	$135,444

Other Assets:
Deferred financing costs	5,933	2,137	3,796	5,933	1,289	4,644
Other assets	7,374	115	7,259	7,832	88	7,744

Total Other Assets	$13,307	$2,252	$11,055	$13,765	$1,377	$12,388

Total Intangible and Other Assets	$141,679	$9,955	$131,724	$155,063	$7,231	$147,832

In the third quarter of 2006, the Company tested the Chiapas-Mayab Operating License agreement that was being amortized over 30 years, as the Company determined that at least one of the indicators of impairment, as set-forth in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), was present. As a result of the test, the Company recorded an impairment charge of $5.5 million to net loss (gain) from sale or impairment of assets within its income from operations. The impairment charge was in relation to the Company’s Mexico Operations segment. In addition, the Company recorded a full valuation allowance of $2.3 million against a Mexican asset tax credit carry forward included in other assets (see Note 3 for additional information).

The estimated useful life over which the Company is amortizing the Illinois and Midland Railroad’s Amended and Restated Service Assurance Agreement (ARSAA) asset is based on the Company’s estimate that the useful life of the coal-fired electricity generation plant, to which the Company provides service, will be through 2027.

The Transportation Services Agreement (the TSA) is a 20-year agreement to provide exclusive rail transportation service to facilities of the Georgia Pacific Corporation. The Company believes, however, that these

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities have a 30-year economic life commencing January 1, 2004 and that the Company will continue to be the exclusive rail transportation service provider until the end of the plant’s useful life. Therefore, the TSA is being amortized on a straight-line basis over a 30-year life which began on that date.

The Company allocated $53.8 million of the purchase price for the Rail Partners acquisition to intangible assets during 2006. These intangible assets were valued as customer relationships or contracts and are amortized on a straight line basis over the expected economic longevity of the customer relationship or the facility served or the length of the customer contract, as applicable. These intangible assets are being amortized over a weighted average life of 27 years which began on June 1, 2005. Company also allocated $6.6 million of the final purchase price for the Rail Partners acquisition to goodwill. The $6.6 million of goodwill will be deductible for tax purposes over a 15-year period.

In the preliminary purchase price allocation of Chattahoochee Bay Railroad, Inc. (CHAT), the Company allocated $1.0 million to intangible assets as of December 31, 2006. These intangible assets were valued as customer contracts and are amortized on a straight-line basis over the expected economic life of 30 years of the customer contracts.

The Track Access Agreements are perpetual trackage agreements assumed in the Company’s acquisition of Utah Railway Company. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), these assets have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment on an annual basis.

In 2006, 2005, and 2004, the aggregate amortization expense associated with intangible assets was approximately $3.6 million, $3.0 million, and $1.6 million, respectively. The Company estimates the future aggregate amortization expense related to intangible assets as of December 31, 2006, will be as follows for the periods presented (dollars in thousands):

2007	$3,563
2008	3,512
2009	3,476
2010	3,476
2011	3,476
Thereafter	67,275

Total	$84,778

Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt. In 2006, 2005, and 2004, the Company amortized $0.8 million, $0.8 million, and $1.2 million, respectively, of deferred financing costs as an adjustment to interest expense.

Other assets consist primarily of executive split dollar life insurance, assets held for sale or future use, and a minority equity investment in an agricultural facility located on one of the Company’s railroads. Executive split dollar life insurance is the present value of life insurance benefits which the Company funds but which are owned by executive officers. The Company retains a collateral interest in a portion of the policies’ cash values and death benefits. Assets held for sale or future use primarily represent surplus track and locomotives.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance SFAS No. 142, goodwill is not amortized. The changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Year Ended December 31
	2006	2005
Goodwill:
Balance at beginning of period	$31,233	$24,682
Goodwill additions	6,564	6,500
Currency translation adjustment	(9)	51

Balance at end of period	$37,788	$31,233

Under SFAS No. 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). Goodwill was entirely related to the Company’s Railroad Operations Excluding Mexico operating segment as of December 31, 2006 and 2005.

7. Equity Investments:

Australian Railroad Group

As discussed in Note 3, the Company and its 50% partner, Wesfarmers, sold the Western Australia operations and certain other assets of ARG on June 1, 2006. Simultaneously, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia. Accordingly, the following are U.S. GAAP condensed balance sheets of ARG as of May 31, 2006, immediately prior to the sale and purchase transactions, and December 31, 2005, and the related condensed consolidated statements of operations and cash flows for the five-month period ended May 31, 2006, and the years ended December 31, 2005 and 2004 (in thousands of U.S. dollars). The periods presented represent those for which the Company accounted for its investment in ARG under the equity method of accounting.

For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of U.S. dollars:

As of May 31, 2006	$0.753
As of December 31, 2005	$0.734
As of December 31, 2004	$0.783

Average for the five months ended May 31, 2006	$0.743
Average for the year ended December 31, 2005	$0.762
Average for the year ended December 31, 2004	$0.736

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 3 regarding the GWA Purchase, because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s previously held 50% share of the impairment loss recorded by ARG. Accordingly, the ARG financial statements included below have been adjusted to reflect 100% of the non-cash loss or $32.3 million ($22.6 million, net of tax), resulting from the write downs of an investment, property and equipment and other long-term assets, net.

Australian Railroad Group Pty Ltd

Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	May 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$20,890	$12,515
Accounts receivable, net	45,769	54,257
Materials and supplies	13,901	11,226
Prepaid expenses and other	1,235	2,323
Deferred income tax assets	4,847	—

Total current assets	86,642	80,321
Property and equipment, net	560,670	551,849
Deferred income tax assets, net	60,827	67,834
Other assets, net	1,574	7,799

Total assets	$709,713	$707,803

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,733	$25,473
Accrued expenses	31,457	32,890
Current income tax liabilities	—	10
Deferred income tax liabilities	1,769	—

Total current liabilities	61,959	58,373

Long-term debt	376,300	359,415
Deferred income tax liabilities, net	13,549	24,599
Other long-term liabilities	13,237	11,121
Fair value of interest rate swaps	2,447	4,735

Total non-current liabilities	405,533	399,870
Redeemable preferred stock of stockholders	16,251	15,838
Total stockholders’ equity	225,970	233,722

Total liabilities and stockholders’ equity	$709,713	$707,803

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian Railroad Group Pty Ltd

Condensed Consolidated Statement of Operations

(in thousands of U.S. dollars)

	Five Months Ended May 31 2006	Year Ended December 31,
		2005	2004
Operating Revenues	$147,044	$344,546	$333,647
Operating expenses	151,715	288,488	265,702

(Loss) income from operations	(4,671)	56,058	67,945
Investment loss—APTC	(5,823)	—	—
Interest expense	(11,477)	(29,430)	(28,438)
Other income, net	218	600	1,227

(Loss) income before income taxes	(21,753)	27,228	40,734
(Benefit from) provision for income taxes	(6,503)	8,292	12,264

Net (loss) income	$(15,250)	$18,936	$28,470

Australian Railroad Group Pty Ltd

Condensed Consolidated Statement of Cash Flows

(in thousands of U.S. dollars)

	Five Months Ended May 31 2006	Year Ended December 31,
		2005	2004
Cash flows from operating activities:
Net (loss) income	$(15,250)	$18,936	$28,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,584	32,127	27,346
Deferred income taxes	(5,889)	9,726	11,847
Investment loss—APTC	5,823	—	—
Net loss (gain) on sale and impairment of assets	25,732	(229)	(336)
Changes in assets and liabilities	10,391	9,675	4,829

Net cash provided by operating activities	35,391	70,235	72,156

Cash flows from investing activities:
Purchases of property and equipment	(35,430)	(80,038)	(69,519)
Proceeds from disposition of property and equipment	710	2,147	2,570

Net cash used in investing activities	(34,720)	(77,891)	(66,949)

Cash flows from financing activities:
Payments on borrowings	—	(7,424)	—
Proceeds from borrowings	7,272	7,665	—
Payments on subordinated notes to stockholders	—	—	(10,710)

Net cash provided by (used in) financing activities	7,272	241	(10,710)

Effect of exchange rate differences on cash and cash equivalents	432	(1,287)	102

Increase (decrease) in cash and cash equivalents	8,375	(8,702)	(5,401)
Cash and cash equivalents, beginning of period	12,515	21,217	26,618

Cash and cash equivalents, end of period	$20,890	$12,515	$21,217

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

South America

The Company has a 22.89% indirect ownership interest in Oriental, which is located in eastern Bolivia. As previously discussed in Note 3, the Company determined during the second quarter of 2006 that its $8.9 million equity investment, including the portion held though GWC, had suffered an other than temporary decline in value. The Company will continue to monitor the political situation in Bolivia and will account for its investment under the cost method in future periods and will record income to the extent that it receives cash dividends from Oriental. Historically, Oriental’s results of operations have not had a material impact on the Company’s results of operations.

8. Leases:

The Company enters into operating leases for freight cars, locomotives, and other equipment. Related operating lease expense for the years ended December 31, 2006, 2005 and 2004 was approximately $19.4 million, $15.8 million and $10.4 million, respectively. The Company leases certain real property, which resulted in additional operating lease expense for the years ended December 31, 2006, 2005, and 2004 of approximately $2.9 million, $2.3 million, and $2.0 million, respectively.

The Company is a party to several cancelable leases which have automatic renewal provisions. If the Company chose not to renew these leases, it would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $6.6 million. In addition, the Company has the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $15.3 million. Management anticipates the future market value of the leased rolling stock will equal or exceed the purchase price of the rolling stock.

The Company recorded a pre-tax deferred gain from sale-leaseback transactions in Other Liabilities on the accompanying Consolidated Balance Sheets. Where applicable, these gains are amortized as a non-cash offset to rent expense over the life of the lease. The remaining balance of such gains (net of amortization) was approximately $2.4 million and $3.2 million at December 31, 2006 and 2005, respectively.

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2006, no payments were required under these lease arrangements.

In November 2004, one of the Company’s subsidiaries entered into a 20-year lease agreement for the assets of the Peoria and Pekin Union Railway Company. Future lease payments of $3.1 million annually are included in the non-cancelable section of the schedule of future minimum lease payments shown below. These future lease payments are subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of future minimum lease payments (without consideration of amortizing deferred gains from sale/leasebacks) under capital leases, non-cancelable operating leases, and cancelable operating leases (dollars in thousands):

Year	Capital	Non-cancelable Operating	Cancelable Operating	Total
2007	$14	$17,963	$4,435	$22,412
2008	15	15,994	3,953	19,962
2009	16	11,687	700	12,403
2010	17	8,998	8	9,023
2011	18	5,370	2	5,390
Thereafter	319	42,192	—	42,511

Total minimum payments	$399	$102,204	$9,098	$111,701

9. Long-Term Debt:

Long-term debt consisted of the following (dollars in thousands):

	As of December 31,
	2006	2005
Senior Credit Facilities with variable interest rates (weighted average of 5.40% and 5.61% before impact of interest rate swaps at December 31, 2006 and 2005, respectively) due 2009	$29,717	$119,400
Senior Notes Series A with fixed interest rate of 4.85% due 2011	75,000	75,000
Senior Notes Series B with fixed interest rate of 5.36% due 2015	100,000	100,000
Senior Notes Series C with variable interest rate (6.08% at December 31, 2006) due 2012	25,000	25,000
Limited recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (8.93% and 7.51% before impact of interest rate swaps at December 31, 2006 and 2005, respectively) due 2011 and 2012	13,301	15,779
Other debt and capital leases with interest rates up to 6.0% and maturing at various dates up to 2024	2,667	3,172

Long-term debt	245,685	338,351
Less—current portion	4,372	4,726

Long-term debt, less current portion	$241,313	$333,625

Senior U.S. and Canadian Credit Facilities

On May 25, 2005, in conjunction with the acquisition of Rail Partners, the Company entered into a Consent and First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 12, 2004. The consent and amendment expanded the size of the Company’s senior revolving credit facility from $150.0 million to $225.0 million. It also extended the maturity date of the U.S. obligations to June 1, 2010, and consented to the acquisition of Rail Partners. Following the amendment and consent, the amended and restated credit facilities are composed of a $225.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan. The revolving loan is due in 2010 and the Canadian term loan is due in 2009. The acquisition of Rail Partners was partially funded through a $118.0 million draw under the senior revolving credit facility at an initial borrowing rate of LIBOR plus 1.375%. As of December 31, 2006, our

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$225.0 million revolving credit facility consisted of no outstanding debt, subsidiary letter of credit guarantees of $0.2 million and $224.8 million of unused borrowing capacity. Interest rates for borrowings are based on U.S. or Canadian LIBOR plus a margin, which varies from 0.75% to 1.375% depending on leverage. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of the Company’s U.S. subsidiaries and the Canadian term loan is guaranteed by substantially all of the Company’s U.S. and Canadian subsidiaries.

Financial covenants, which are measured on a trailing twelve month basis and reported quarterly, are as follows:

(a) Maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases).

(b) Minimum interest coverage of 3.5 times measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

(c) Minimum consolidated tangible net worth measured as 80% of consolidated tangible net worth of the borrowers as of March 31, 2005, plus on a cumulative basis, 50% of positive consolidated net income (excluding the effect of foreign currency transaction gains or losses) for each fiscal quarter ending subsequent to March 31, 2005.

(d) Maximum annual capital expenditures (excluding acquisitions) of $51.0 million. Fifty percent of unutilized permitted capital expenditures may be utilized in the succeeding year.

In addition, in connection with the Company’s Australia Transactions, the Company entered into a Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 13, 2006 (the Consent and Second Amendment). The Consent and Second Amendment waived compliance with the restrictions on the dispositions of assets and adjusted the consolidated tangible net worth calculation to permit the Company’s entry into the Australia Transactions. In addition, the Consent and Second Amendment permits the Company to make restricted payments, consisting of stock repurchases or cash dividends, with the proceeds from the Australia Transactions for a period of 18 months following the closing of the Australia Transactions as long as certain financial covenants governing distributions are met.

The credit facilities contain a number of covenants restricting the Company’s ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates, and pay dividends or make distributions. The credit facilities allow the Company to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0.

The Company was in compliance with the provisions of these covenants as of December 31, 2006 in all material respects.

Senior Notes

On July 26, 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due 2012. As of December 31, 2006, the Series C senior notes had an interest rate of 6.08%. The Company used the proceeds of the senior notes to repay $125.0 million of notes issued in connection with the Rail Partners transaction.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 12, 2004, the Company completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in 2011. The Company used the proceeds from the Series A senior notes to repay $75.0 million of approximately $110.0 million of debt outstanding at its U.S. and Canadian subsidiaries.

The senior notes are unsecured but are guaranteed by substantially all of the Company’s U.S. and Canadian subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). The Company was in compliance with the provisions of these covenants as of December 31, 2006 in all material respects.

Limited Recourse Promissory Notes—Mexico

On April 1, 2005, the Company and its Mexican subsidiaries, Servicios and FCCM amended loan agreements and related documents with the International Finance Corporation (IFC) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (FMO) to revise certain terms of Servicios’ existing loans from IFC and FMO as well as the Company’s existing support obligations related to such loans, effective March 15, 2005.

Under the amended terms, principal payments under Servicios’ promissory notes payable were reduced and maturity dates were extended by three years. In addition, amounts held in escrow for the benefit of IFC and FMO (approximately $0.6 million) were released to prepay a portion of the loans. As of December 31, 2006, the aggregate amount outstanding on the notes totaled $13.3 million, with variable interest rates based on LIBOR plus 3.5 percentage points for the original term of the debt through 2007 and 2008 with an increase to LIBOR plus 4.0 percentage points for the extended term of the debt. Two of the notes have combined semi-annual principal payments of $0.8 million which began March 15, 2005, and continue through the maturity date of September 15, 2011. The third note has semi-annual principal payments of $0.5 million which began March 15, 2005, and continues through the maturity date of September 15, 2012.

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

Under the original loan agreements for $27.5 million of debt, the Company was obligated to provide up to $8.0 million of funding to its Mexican subsidiaries, if necessary, to meet their investment or financial obligations prior to completing the investment phase of the project funded by the notes. The investment phase consisted of achieving several obligations related to capital investments, operating performance and management systems and controls. Thereafter, the Company was obligated to provide up to $7.5 million in funding to Servicios to meet its debt service obligations prior to completing the financial phase of the project, which consisted of achieving several financial performance thresholds. Prior to the amendment, the Company had advanced $2.5 million of its $8.0 million obligation and the project was still in the investment phase. The amended agreements eliminate the Company’s obligations to provide additional funding under those terms and instead obligates the Company to

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide up to $8.9 million to Servicios (in addition to the $2.5 million previously advanced), if necessary, for Servicios to meet its debt payment obligations.

On September 15, 2006, Servicios was unable to fund its principal and interest payment of $1.9 million due under its loan agreements. In November 2006, the Company made this payment on Servicios’ behalf under a corresponding guarantee arrangement which in turn reduced the Company’s guarantee by the same amount. In the event Servicios is unable to fund future payments, the lenders to the Mexican operations will have the right to accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements (approximately $13.3 million) or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and the Company’s shares in FCCM and Servicios. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 million from the Company pursuant to a guarantee. Neither payment defaults by Servicios, nor any action taken by the lenders to collect under the loan agreements, will result in a default under the Company’s other outstanding debt obligations. The Company anticipates Servicios will not be able to meet its debt service obligations in 2007. If the lenders demand from the Company the amount of the debt service due in 2007, or any amount up to $7.0 million, the Company will be obligated to fund the amount demanded.

To the extent that FCCM’s annual capital expenditures exceed 60% of FCCM’s consolidated EBITDA, as defined in the amended agreements as determined on an annual basis, the Company is obligated to provide additional funds to FCCM equal to the amount of such excess. Pursuant to this funding requirement, based on FCCM’s 2006 EBITDA and capital expenditures, the Company will be obligated to advance $3.7 million, full payment of which is due in the second quarter of 2007.

In conjunction with the original financing, IFC invested $1.9 million of equity in Servicios for a 12.7% indirect interest in FCCM. Along with its equity investment, IFC received a put option exercisable in 2005 to sell its equity stake back to the Company. The amendments extended the term of the put option from December 31, 2009 to December 31, 2012. The value of the Servicios equity owned by IFC will be based on a multiple of FCCM’s EBITDA as defined in the agreements. On March 3, 2006, the Company received notice that the IFC intends to exercise its put option to sell its 12.7% indirect equity stake in FCCM back to the Company. The cash outflow that would result from the closing of the exercise of the put option will ultimately be determined by negotiation underway with the IFC, but in no case will the cash outflow exceed $1.7 million.

Schedule of Future Payments Including Capital Leases

The following is a summary of the maturities of long-term debt as of December 31, 2006 (dollars in thousands):

Future minimum payments

2007	$4,414
2008	4,400
2009	29,169
2010	2,758
2011	77,742
Thereafter	127,202

$245,685

See Note 8 for a schedule of capital lease payments.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Derivative Financial Instruments:

The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where there are not underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes that its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

The Company designates derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of operations on the same line as the hedged item. In addition, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized.

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

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s floating rate debt. Interest rate swaps are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of operations as a reduction or increase in interest expense, respectively.

During 2001 and 2004, the Company entered into various interest rate swaps and swapped its variable LIBOR interest rates on long-term debt for a fixed interest rate. One of these swaps expired in September 2006. The remaining swap expires in September 2007, with a notional amount of $21.4 million. At December 31, 2006, the swap agreement represented a liability with a fair value of this less than $0.1 million. At December 31, 2005, the notional amount under these agreements was $29.1 million, and represented a liability with a fair value of $0.2 million.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Exchange Rate Risk

The Company purchases options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges.

Foreign Currency Hedge

On February 13, 2006, the Company entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of its investment in 50% of the equity of ARG. The contracts, which expired in May 2006, were extended to June 1, 2006, and protected the hedged portion of the Company’s net investment from exposure to large fluctuations in the U.S./Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on the Company’s net investment, the Company recorded a loss of $4.3 million from these contracts, which is included in the net gain on the ARG Sale. During 2005, we purchased two foreign currency exchange rate options that established exchange rates for converting Mexican Pesos to U.S. Dollars. Both of these options expired during 2006.

11. Common Stock:

The authorized capital stock of the Company consists of two classes of common stock designated as Class A Common Stock and Class B Common Stock. The holders of Class A Common Stock and Class B Common Stock are entitled to one vote and ten votes per share, respectively. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the holder. In addition, pursuant to the Class B Stockholders’ Agreement dated as of May 20, 1996 certain transfers of the Class B Common Stock, including transfers to persons other than our executive officers, will result in automatic conversion of Class B Common Stock into shares of Class A Common Stock. Holders of Class A Common Stock and Class B Common Stock shall have identical rights in the event of liquidation.

Dividends declared by the Company’s Board of Directors are payable on the outstanding shares of Class A Common Stock or both Class A Common Stock and Class B Common Stock, as determined by the Board of Directors. If the Board of Directors declares to pay a dividend on both classes of stock, then the holder of each share of Class A Common Stock is entitled to receive a dividend that is 10% more than the dividend declared on each Class B Common Stock. Stock dividends declared can only be paid in shares of Class A Common Stock. The Company currently intends to retain all earnings to support its operations and future growth and, therefore, does not anticipate the declaration or payment of cash dividends on the Common Stock in the foreseeable future.

On November 2, 2004, the Company announced that its Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s Class A Common Stock. The Board granted management the authority to make purchases in any amount and manner legally permissible, which, in the aggregate, would offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. Purchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. As of December 31, 2006, 538,500 shares are available for repurchase under the plan.

12. Pension and Other Postretirement Benefit Plans:

The Company administers two noncontributory defined benefit plans for union and non-union employees of two U.S. subsidiaries. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act (ERISA).

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s U.S. subsidiaries. As of December 31, 2006, twenty-four employees were participating and forty current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis.

The Company provides health care and life insurance benefits to certain non-union retired employees who had reached the age of 55 with 30 or more years of service. In October 2004, the Company terminated the health care and life insurance benefits effective January 2005. In January 2005, the Company made cash payments to plan participants in exchange for their rights to receive specified postretirement benefits and recorded a settlement gain of $0.1 million.

Incremental Effect of Applying FASB Statement No. 158

on Individual Line Items in the Statement of Financial Position

December 31, 2006

(In thousands)

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Liability for pension benefits and OPEB	$4,676	$442	$5,118
Deferred income taxes	(213)	(154)	(367)

Total Liabilities	$4,463	$288	$4,751

Accumulated other comprehensive income	(395)	(288)	(683)

Total stockholders’ equity	$(395)	$(288)	$(683)

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligation, plan assets, and funded status of the plans (dollars in thousands):

	Pension		Other Retirement Benefits
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$3,704	$3,552	$4,336	$4,511
Service cost	108	152	137	112
Interest cost	198	194	252	231
Actuarial (gain) loss	(21)	(106)	(462)	206
Curtailment (gain)	(233)	—	—	—
Settlement gain	—	—	—	(76)
Settlement payments	—	—	—	(560)
Benefits paid	(120)	(88)	(84)	(88)

Benefit obligation at end of year	$3,636	$3,704	$4,179	$4,336

Change in plan assets:
Fair value of plan assets at beginning of year	$1,935	$1,760	$—	$—
Actual return (loss) on plan assets	206	104	—	—
Employer contributions	636	159	84	88
Benefits paid	(120)	(88)	(84)	(88)

Fair value of assets at end of year	2,657	1,935	—	—

Funded status at end of year	$(979)	$(1,769)	$(4,179)	$(4,336)

Amounts recognized in the balance sheet consist of:
Noncurrent liabilities	$979	$1,328	$4,179	$3,349
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized transition liability	$218		$—
Prior service credit	(59)		—
Unrecognized loss	404		487
Deferred tax	(197)		(170)

Other comprehensive income at end of year, net of tax	$366		$317

In 2005, the Company recognized a minimum pension liability in other comprehensive income of $0.2 million. The accumulated benefit obligation for all defined benefit pension plans was $3.6 million and $3.7 million at December 31, 2006, and 2005, respectively.

	2006	2005
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,636	$3,704
Accumulated benefit obligation	$3,585	$3,265
Fair Value of plan assets	$2,657	$1,935

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension			Other Retirement
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Net periodic benefit cost
Service cost	$108	$152	$158	$137	$112	$110
Interest cost	198	194	186	252	223	275
Expected return on plan assets	(186)	(103)	(152)	—	—	—
Amortization of transition liability	143	112	142	—	—	—
Amortization of prior service cost	(16)	—	—	—	—	—
Amortization of loss (gain)	11	(14)	31	44	39	83

Net periodic benefit cost	$258	$341	$365	$433	$374	$468

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$36			$(506)
Amortization of prior service cost	(16)			—
Amortization of transition liability	143			—
Impact of curtailment on transition liability	(419)			—
Impact of curtailment on prior service cost	114			—

Total recognized in other comprehensive income	(142)			(506)

Total recognized in net periodic benefit cost and other comprehensive income	$116			$(73)

Weighted-average assumptions used to determine benefit obligations for December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for December 31:
Discount rate	5.75%	5.75%	6.0%	5.75%	5.75%	5.75%
Expected return on plan assets	8.5%	8.5%	8.50%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.50%	N/A	N/A	N/A

The estimated net loss, prior service cost and transition liability for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $0.1 million. The estimated net loss for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is less than $0.1 million.

For measurement purposes, a weighted average 5.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and thereafter. The Company uses December 31 as a measurement date for the plans.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005
Assumed health care cost trend rates
Health care cost trend rate assumed next year	9.0%	11.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2012

The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing (decreasing) the assumed health care cost trend rates by one percentage point in each year would increase (decrease) the aggregate of the service and interest cost components of the net periodic postretirement benefit cost and the end of the year accumulated postretirement benefit obligation as follows (dollars in thousands):

	1 Percentage Point Increase	1 Percentage Point Decrease
Effect on total service and interest cost	$46	$(39)
Effect on postretirement benefit obligation	$531	$(450)

Plan Assets:

The Company’s pension plans’ weighted-average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Plan Assets at December 31,
	2006	2005
Asset Category
Equity Securities	57.9%	54.8%
Debt Securities	36.5%	37.3%
Other	5.6%	7.9%

Total	100.0%	100.0%

Cash Flows:

Contributions

The Company expects to contribute $0.6 million to its pension plan in 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

	(In thousands)
	Pension	Other Retirement Benefits
2007	$89	$83
2008	120	89
2009	142	95
2010	154	98
2011	170	101
Years 2012-2016	1,151	593

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 5.75%.

For 2006, the Company assumed a long-term asset rate of return of 8.5%. The Company will utilize a 7.0% long-term asset rate of return assumption in 2007. In developing the 8.5% expected long-term rate of return assumption, the Company reviewed asset allocation, the asset class return expectations and long-term inflation assumptions. The 8.5% long-term asset return assumption for 2006 is based on an asset allocation assumption of 50%-75% with U.S. and international equity securities, 25%-45% with debt securities, and 0%-10% with other securities (primarily cash equivalents). The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation. At December 31, 2006, the Company’s actual asset allocation was consistent with its asset allocation assumption.

Employee Bonus Programs

The Company has performance-based bonus programs which include a majority of non-union employees. Approximately $4.5 million, $6.3 million, and $3.7 million were awarded under the various performance-based bonus plans in 2006, 2005, and 2004, respectively. In addition, the Company awarded $3.3 million of cash bonuses in connection with the ARG Sale.

401(k) Plans and Profit Sharing

The Company previously had two plans which qualified under Section 401(k) of the Internal Revenue Code as salary reduction plans. On January 1, 2005, the Company merged these two 401(k) plans. Under the merged plan, the Company matched participants’ contributions up to 4% of the participants’ salary on a before-tax basis. The Company’s contributions to all plans in 2006, 2005, and 2004 were approximately $0.9 million, $0.8 million, and $0.5 million, respectively.

The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,240 per year. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 2% of gross salary. Company contributions were approximately $0.3 million, $0.2 million, and $0.2 million for the years 2006, 2005 and 2004, respectively.

The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $0.6 million for the year ended December 31, 2006.

13. Income Taxes:

The components of income before income taxes are as follows (dollars in thousands):

	2006	2005	2004
United States	$50,139	$51,118	$31,945
Foreign	188,231	18,919	27,865

Total	$238,370	$70,037	$59,810

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files a consolidated U.S. federal income tax return which includes all of its U.S. subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the U.S. income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to U.S. income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2006 was $32.0 million.

The components of the provision for income taxes are as follows (dollars in thousands):

	2006	2005	2004
United States:
Current
Federal	$10,333	$5,536	$4,678
State	1,146	994	914
Deferred
Federal	3,707	5,438	7,160
State	2,553	2,029	1,030

	17,739	13,997	13,782
Foreign:
Current	88,222	1,667	1,457
Deferred	(1,594)	4,238	6,952

	86,628	5,905	8,409

Total	$104,367	$19,902	$22,191

The provision for income taxes differs from that which would be computed by applying the statutory U.S. federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2006	2005	2004
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of ARG Sale	5.2%	0.0%	0.0%
Effect of foreign impairment charges	6.5%	0.0%	0.0%
Effect of foreign operations	0.1%	(1.0)%	(2.3)%
State income taxes, net of federal income tax benefit	0.8%	2.4%	2.2%
U.S. rate change on deferred taxes	0.0%	0.0%	1.3%
Benefit of track maintenance credit	(4.8)%	(9.0)%	0.0%
Other, net	1.0%	1.0%	0.9%

Effective income tax rate	43.8%	28.4%	37.1%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and net operating loss carry forwards. The components of net deferred income taxes are as follows (dollars in thousands):

	2006	2005
Deferred tax benefits:
Accruals and reserves not deducted for tax purposes until paid	$7,326	$5,832
Net operating losses	10,240	5,927
Interest rate swaps	12	39
Postretirement benefits	1,602	1,156
Share-based compensation	1,704	340
Track maintenance credit	7,932	6,713
Other	672	243

	29,488	20,250
Deferred tax obligations:
Property and investment basis difference	(83,244)	(75,911)
Valuation allowance	(9,097)	—

Net deferred tax obligations	$(62,853)	$(55,661)

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

The Company generated $14.4 million of state net operating loss carry-forwards from its U.S. operations in 2006. It is anticipated that the Company will be able to fully utilize these losses prior to expiration. These state net operating losses exist in different states and expire between 2011 and 2026.

The Company generated net operating loss carry-forwards from our Mexican operations in 2006 and 2005 of $19.3 million and $19.4 million, respectively. The Mexican losses, for income tax purposes, primarily relate to the immediate deduction of a portion of the purchase price paid for the FCCM operations and interest expense incurred in the subsidiary, Servicios. These loss carry-forwards will expire between 2009 and 2016.

In 2006, the Company recorded a full valuation allowance on the deferred tax assets of its Mexican subsidiaries. The developments in negotiating the reconstruction plan discussed in Note 3 have resulted in the Company’s belief that the Mexican subsidiaries will not generate enough taxable income to realize the benefit of their deferred tax assets. Accordingly, a valuation allowance of $8.8 million was recorded in 2006. The Company’s effective tax rate for the year ended December 31, 2006, inclusive of the valuation allowance, was 43.8% compared with 28.4% in the year ended December 31, 2005.

As of December 31, 2006 and 2005, the Company had track maintenance credit carryforwards of $7.9 million and $6.7 million, respectively. These tax credit carryforwards will expire in 2026.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Grants From Government Agencies:

The Company periodically receives grants for rehabilitation or construction of track from federal, state and local agencies in the U.S. and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 70% to 100% of the actual cost of specific projects. Under such grant programs, the Company received commitments of $10.8 million, $4.2 million, and $5.6 million in 2006, 2005, and 2004, respectively.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the rehabilitated or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants as the construction and rehabilitation expenditures have been incurred. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets and is not included as taxable income. During the years ended December 31, 2006, 2005 and 2004, the Company recorded offsets to depreciation expense from grant amortization of $2.5 million, $2.2 million, and $2.2 million, respectively.

15. Commitments and Contingencies:

Litigation

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

On August 11, 2006, the Defendants entered into a Settlement Agreement (the Settlement Agreement) with the Port. Without admitting any liability, the Defendants agreed to settle the Port’s pending claims against the Defendants in the County Court. In connection with the Agreement, the Company agreed to pay $0.8 million to the Port, which is reflected as an expense in its statement of operations for the quarter ended September 30, 2006. The Company’s subsidiary, Galveston Railroad, has also entered into a new lease with the Port, which lease has a twenty (20) year term.

As previously disclosed, Owens is not a party to the Settlement Agreement and Owens’ claims against the Defendants remain unchanged. Owens alleges that Galveston Railroad violated the confidentiality agreement relating to the joint storage and switching of rail cars at the Port and thereby caused the failure of his business. Owens seeks damages for breach of contract and commercial tort claims, plus an amount to be determined for punitive and similar damages. On March 8, 2006, Owens filed a Motion for Partial Summary Judgment with respect to claims that Galveston Railroad and RMC breached a contractual obligation of confidentiality in November 2002. On April 20, 2006, the County Court held a hearing in connection with Owens’ Motion and on April 27, 2006, the County Court issued an order granting Owens’ Motion, finding that there was a breach of the contractual obligation of confidentiality by Galveston Railroad and RMC. Issues related to whether this breach was the proximate cause of any damages and the amount of such damages, if any, remain the subject of further litigation.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company acquired the Galveston Railroad in June of 2005 as part of its acquisition of Rail Partners, and all of the improper conduct alleged by Owens occurred prior to the Company’s acquisition of the Galveston Railroad. Pursuant to the securities purchase agreement related to the Company’s purchase of the Galveston Railroad, damages associated with Owens’ claims are subject to indemnification by RMC and the securities purchase agreement requires RMC to maintain certain funds in escrow, which the Company believes will cover its actual damages, if any. RMC has acknowledged that it is obligated to indemnify the Company in accordance with and subject to the terms and limits as set forth in the securities purchase agreement.

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

On May 18, 2006 the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006. On June 26, 2006, the plaintiff filed a Bill of Costs before the Quebec Court of Appeal and was awarded immaterial costs. The plaintiff has not yet commenced proceedings on the merits of the underlying claim and has requested a settlement conference be held prior to any proceedings being instituted. The settlement conference is expected to take place in mid-2007. Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

Bolivia

The Company indirectly holds a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. (IFB). This debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, the Company advised the creditors of GWC that it was ceasing its efforts to restructure the $12.0 million debt

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise their rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. On October 26, 2006, Banco de Chile (another of GWC’s creditors that holds approximately 15% of the $12.0 million debt) commenced separate court proceedings before the 4th Civil Tribunal of Santiago with the same objectives. Notice of this proceeding was given to GWC and IFB on November 20, 2006. The Company does not expect these proceedings to have a material effect on its financial statements.

The Company also holds a 10.37% equity interest in Oriental through other companies. The Company does not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest. Please refer to Note 3 for additional information regarding the Company’s investment in Oriental.

Other

In addition to the lawsuits set forth above, from time to time the Company is a defendant in certain lawsuits resulting from its operations. Management believes that the Company has adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact to the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Guarantees

The Company is obligated under a guarantee arrangement of $7.0 million in the event that the Company’s Mexican subsidiary, Servicios, is unable to fund future debt payments and the lenders accelerate the outstanding debt and demand immediate payment under the guarantee.

The Company also guaranteed an obligation of one of its Canadian rail lines under a lease agreement entered into on July 28, 1997. The maximum amount of the obligation subject to this guarantee is $2.0 million.

16. Stock-Based Compensation Plans:

The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting, and expiration dates for the issuance of up to an aggregate of 9.4 million shares of Class A common stock-based awards to its employees through its 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock, and restricted stock units and any other form of award established by the Compensation Committee which is consistent with the Plan’s purpose. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest based on three years of continuous service and equity grants for directors vest over their respective terms as directors. Share awards generally have 5-year contractual terms. At December 31, 2006, there were 932,092 Class A shares available for future issuance under the Plan.

Stock-based compensation for the six months ended June 30, 2005 and for the year ended December 31, 2004, was determined using the intrinsic value method (note the pro forma expense for basic and diluted earnings per share in 2005 was for the six months ended June 30, 2005). The following table provides supplemental

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information for the periods indicated as if stock-based compensation had been compiled under SFAS No. 123 (dollars in thousands, except EPS):

	For the years ended
	2005	2004
Net Income Available to Common Stockholders—As reported	$50,135	$37,140
Deduct: Total stock-based employee compensation expense as determined under SFAS 123 had compensation cost been recognized, net of related tax effects	(1,385)	(2,079)

Pro Forma	$48,750	$35,061

Basic EPS:
As Reported	$1.36	$1.03
Pro Forma	$1.32	$0.97
Diluted EPS:	$1.20	$0.90
As Reported
Pro Forma	$1.17	$0.85

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Wtd. Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	2,339,673	$11.89
Granted	764,114	29.79
Exercised	(798,939)	8.69
Expired	(12,673)	30.37
Forfeited	(189,476)	16.35

Outstanding at end of year	2,102,699	19.11	3.1 Years	40,179

Exercisable at end of year	1,081,480	17.27	2.7 Years	18,680

Weighted average fair value of options granted		$8.67

The weighted-average grant date fair value of options granted during the years 2006, 2005 and 2004 was $8.67, $5.28 and $5.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $15.9 million, $6.4 million and $8.1 million, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0 - $3.43	20,252	2.8 Years	$2.65	20,252	$2.65
3.43 - 6.86	10,125	0.8 Years	5.63	10,125	5.63
6.86 - 10.29	499,155	1.3 Years	9.78	374,534	9.72
10.29 - 13.72	20,165	4.1 Years	10.67	10,125	10.39
13.72 - 17.16	824,484	2.9 Years	16.19	377,309	16.02
17.16 - 20.59	6,024	3.4 Years	18.26	—	—
20.59 - 24.02	1,500	3.9 Years	22.41	500	22.41
24.02 - 27.45	6,000	4.9 Years	26.77	—	—
27.45 - 30.88	701,594	4.4 Years	29.79	288,635	30.37
30.88 - 34.31	13,400	4.3 Years	31.41	—	—

0 - 34.31	2,102,699	3.1 Years	$19.11	1,081,480	$17.27

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There are six input variables to the Black-Scholes model: stock price, strike price, volatility, term, risk free interest rate, and dividend yield. Both the stock price and strike price inputs are the closing stock price on the date of grant. The assumption for expected future volatility is based primarily on an analysis of historical volatility of the Company’s Class A Common Stock. The expected term of options is derived from the vesting period of the award, as well as historical exercise data, and represents the period of time that options granted are expected to be outstanding. The expected risk-free rate is calculated using the U.S. Treasury yield curve over the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of electing not to declare or pay cash dividends on its common stock. The Company uses historical data, as well as management’s current expectations, to estimate forfeitures.

The following weighted-average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 using the Black-Scholes option pricing model:

	2006	2005	2004
Risk-Free interest rate	4.95%	3.67%	3.15%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	3.00	3.00	3.00
Expected volatility	34.0%	41.0%	45.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair value
Non-vested at January 1, 2006	1,339,950	$5.31
Granted	764,114	8.67
Vested	(893,369)	6.51
Forfeited	(189,476)	5.81

Non-vested at December 31, 2006	1,021,219	6.68

During the fourth quarter of 2006, the Company voluntarily initiated and completed a comprehensive internal review of its historical stock option practices for stock option grants made during the period from its initial public offering on June 24, 1996 through the third quarter of 2006. The review found no evidence of any intentional wrongdoing by the Company’s executive officers, members of the Company’s Board of Directors or any other employees. The internal review identified certain administrative and procedural deficiencies that resulted in unintentional accounting errors. These errors principally related to situations where, as of the grant date approved by the Compensation Committee, an aggregate number of stock options to be granted were approved and the exercise price for the stock options was established, but the allocation of those stock options to certain individual employee recipients was not finalized until a later date. As a result, the Company determined that later measurement dates for accounting purposes for those individuals’ grants should have been used. As a result, the Company recorded non-cash stock-based compensation expense of $1.2 million ($0.5 million after-tax) in the fourth quarter of 2006, with $1.1 million related to grants to the general population of employees, none of whom were executive officers. Under the direction of the Audit Committee of the Board of Directors, the results of the internal review were evaluated by outside counsel, who concurred with the findings.

For the year ended December 31, 2006, compensation cost of $7.2 million pre-tax, or $5.6 million after-tax, from amortizing stock options. Of the $7.2 million compensation cost, $2.7 million was attributable to stock options awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006, and $1.2 million was attributable to the unintentional accounting errors associated with the use of incorrect measurement dates for certain grants, as discussed above. The total compensation cost related to non-vested awards not yet recognized is $5.0 million and is expected to be recognized over a weighted-average period of 1 year. The total income tax benefit recognized in the consolidated income statement for share-based compensation related to stock options was $1.6 million for the year ended December 31, 2006.

For the year ended December 31, 2005, compensation cost was $1.8 million pre-tax, or $1.5 million after-tax, from amortizing existing stock options in the year ended December 31, 2005.

The following table summarizes the Company’s restricted stock and restricted stock unit activity for the years ended December 31, 2006 and 2005:

	For the years ended December 31,
	2006	2005
Outstanding at beginning of year	112,855	66,333
Granted	88,636	81,000
Vested	(50,541)	(27,615)
Forfeited	(17,018)	(6,863)

Outstanding at end of year	133,932	112,855

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, the Company awarded 1,644 shares of restricted stock valued at $27.32 per share; 1,000 shares of restricted stock valued at $31.09 per share; 48,321 shares of restricted stock valued at $29.41; and 37,671 shares of restricted stock valued at $30.37 per share. At December 31, 2006, there were 133,932 shares of restricted stock and restricted stock units outstanding. In 2005, the Company awarded 19,464 restricted stock valued at $0.3 million to its directors; and the Company awarded 48,529 restricted stock shares and 13,007 restricted stock units valued at $0.8 million and $0.2 million, respectively, to employees. Compensation expense for the restricted stock shares was $1.3 million and $0.7 million for the years ended December 31, 2006 and 2005, respectively. The total income tax benefit recognized in the consolidated statement of operations for restricted stock and restricted stock unit awards was $0.5 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. Total unrecognized compensation cost for non-vested restricted stock shares and restricted stock units of $2.6 million is expected to be recognized over a weighted-average period of 1.2 years.

The Company has reserved 1,265,625 shares of Class A Common Stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At December 31, 2006, 95,515 shares had been purchased under this plan. In accordance with SFAS 123R, the Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in the year ended December 31, 2006.

17. Business Segment and Geographic Area Information:

As discussed in Note 3, because of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company has presented its Mexican business as a separate operating segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning July 1, 2006. Accordingly, the Company operates two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Accounting policies for the reportable segments are the same as those described in Note 2. Performance of the segments is evaluated based on operating income (loss) of the segment. Other than cash advances to the Company’s Mexico Operations segment, there were no material inter-segment transactions in the periods presented. As of December 31, 2006, the Company’s Mexico Operations segment had a $16.2 million intercompany liability due to the Railroad Operations Excluding Mexico segment.

Summarized financial information for each business segment and for each geographic area for the years ended December 31, 2006, 2005, and 2004, and long-lived assets for each geographic area as of December 31, 2006 and December 31, 2005 are as follows (dollars in thousands):

Business Segment Data

	Year Ended December 31, 2006
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$450,683	$28,163	$478,846
Impairment loss and related charges	—	34,156	34,156
Depreciation and amortization expense	27,907	1,939	29,846
Equity loss of unconsolidated international affilitates	(10,752)	—	(10,752)
Operating income (loss)	81,842	(38,429)	43,413
Interest income	7,837	—	7,837
Interest expense	(15,524)	(1,952)	(17,476)
Provision for income taxes	103,570	797	104,367
Net income (loss)	174,515	(40,512)	134,003
Purchases of property and equipment	59,545	3,452	62,997

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2005
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$350,400	$34,989	$385,389
Depreciation and amortization expense	22,372	2,203	24,575
Operating income	69,544	1,387	70,931
Equity income of unconsolidated international affilitates	14,224	—	14,224
Interest income	246	97	343
Interest expense	(13,169)	(1,731)	(14,900)
Provision (benefit) for income taxes	20,269	(367)	19,902
Net income (loss)	50,772	(637)	50,135
Purchases of property and equipment	27,144	4,954	32,098

	Year Ended December 31, 2004
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$270,529	$33,255	$303,784
Depreciation and amortization expense	17,020	2,223	19,243
Operating income	46,166	3,873	50,039
Equity income of unconsolidated international affilitates	21,044	—	21,044
Interest income	163	46	209
Interest expense	(9,234)	(1,908)	(11,142)
Provision for income taxes	21,353	838	22,191
Net income	36,620	999	37,619
Purchases of property and equipment	24,211	3,861	28,072

Asset Data

	2006	2005
Total assets:
Railroad Operations Excluding Mexico	$1,121,491	$922,916
Mexico Operations	19,573	57,682

Consolidated total assets	$1,141,064	$980,598

Geographic Data

	For the Years Ended December 31,
	2006		2005		2004
Operating revenues:
United States	$348,608	72.8%	$299,440	77.7%	$226,521	74.6%
Canada	55,555	11.6%	50,960	13.2%	44,008	14.5%
Australia	46,520	9.7%	—	0.0%	—	0.0%
Mexico	28,163	5.9%	34,989	9.1%	33,255	10.9%

Total operating revenues	$478,846	100.0%	$385,389	100.0%	$303,784	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006		2005
Long-lived assets located in:
United States	$602,238	80.3%	$734,636	86.3%
Canada	104,807	14.0%	71,726	8.4%
Australia	36,364	4.8%	—	0.0%
Mexico	6,736	0.9%	45,140	5.3%

Total long-lived assets	$750,145	100.0%	$851,502	100.0%

18. Quarterly Financial Data (Unaudited):

Quarterly Results

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
2006
Operating revenues	$112,982	$113,590	$128,304	$123,970
Income from operations	22,060	16,345	(12,965)	17,973
Net income (loss)	14,014	117,749	(12,106)	14,346
Diluted earnings (loss) per common share	$0.33	$2.76	$(0.32)	$0.34

2005
Operating revenues	$84,081	$92,742	$105,250	$103,316
Income from operations	14,260	16,020	24,079	16,573
Net income	10,900	11,365	17,044	10,826
Diluted earnings per common share	$0.26	$0.27	$0.41	$0.26

The first quarter of 2006 included: (i) $1.0 million of after tax expense from transaction costs associated with the ARG Sale, (ii) $0.8 million of after-tax expense from track washouts due to Cyclone Clare in Western Australia and (iii) $0.7 million of after-tax expense for the cost of stock options due to the adoption of SFAS No. 123R.

The second quarter of 2006 included: (i) $123.0 million of after-tax gain on the sale of its interest in ARG, (ii) $3.4 million of after-tax expense for ARG transaction related costs, including management bonuses, (iii) $11.3 million of after-tax impairment loss on its investment in ARG, which reflects the difference between the Company’s previously held 50% share of the book value of the assets acquired from ARG in South Australia and the price paid for the remaining 50% of those assets, (iv) $5.9 million of after-tax impairment on its investment in Ferroviaria Oriental, (v) $1.0 million of deferred tax valuation allowance against the net operating losses of its Mexican subsidiaries and (vi) $0.7 million of after-tax expense for the cost of stock options due to the adoption of SFAS No. 123R.

The third quarter of 2006 included: (i) $34.1 million of after-tax non-cash write-down of its Mexican non-current assets and related effects, and (ii) $6.8 million of after-tax gain in relation to the receipt of payment for its share of the post closing adjustments from the ARG Sale.

The fourth quarter of 2006 included: (i) $1.9 million of after-tax gain on sale of assets, (ii) $0.5 million of after-tax non-cash expense related to the reassessment of accounting measurement dates for certain stock options granted in prior years, and (iii) $0.6 million of after-tax charge related to emergency bridge repair in Canada.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The third quarter of 2005 included a $2.4 million after-tax gain from the sale of surplus track.

19. Comprehensive Income:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004
Net Income	$134,003	$50,135	$37,619
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,503	(3,552)	8,105
Sale of ARG investment (recognized gain from currency translation adjustment)	(22,755)	—	—
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $60, $231 and $424, respectively	120	595	661
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax provision (benefit) of $710, $758, and ($99), respectively	1,656	1,768	(230)
Pension and OPEB liability adjustment, net of (benefit) tax provision of ($155), $53 and $36, respectively	(288)	136	93

Comprehensive income	$114,239	$49,082	$46,248

The following table sets forth the components of accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005
Net foreign currency translation adjustments	$5,137	$26,389
Pension and OPEB liability adjustment, net of tax benefit of $367 and $289, respectively	(682)	(396)
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $21 and $607, respectively	(44)	(1,818)

Accumulated other comprehensive loss, net of tax benefit of $388 and $896, respectively	$4,411	$24,175

20. Supplemental Cash Flow Information:

	2006	2005	2004
Cash paid during the year for (dollars in thousands):
Interest	$17,397	$12,479	$10,631
Income taxes	$6,012	$7,127	$5,790

21. Recently Issued Accounting Standards:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN 48.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the Emerging Issues Task Force (EITF) issued EITF No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (i.e., Gross versus Net Presentation), which relates to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction. The EITF states that the presentation of the taxes, either on a gross or net basis, is an accounting policy decision that should be disclosed if those amounts are significant. This issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF No. 06-3 will not materially impact the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. This pronouncement will not have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect SAB 108 to have a material impact on its results of operations or financial position.

22. Subsequent Events:

The Company announced on February 13, 2007, that its Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company’s Class A Common Stock. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management based on its evaluation of market conditions and other factors.

Australian Railroad Group Pty Ltd

(Incorporated in Australia)

ABN 68 080 579 308

Financial Report

for the five month period ended May 31, 2006 and the years ended December 31, 2005, 2004

Index to Financial Statements

Page
Australian Railroad Group Pty Ltd and Subsidiaries:

Report of Independent Registered Public Accounting Firm	F-53

Consolidated Balance Sheets at May 31, 2006 and December 31, 2005	F-54

Consolidated Statements of Operations for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-55

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-56

Consolidated Statements of Cash Flows for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-57

Notes to the Consolidated Financial Statements	F-58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Australian Railroad Group Pty Ltd

We have audited the accompanying consolidated balance sheets of Australian Railroad Group Pty Ltd and subsidiaries as of May 31, 2006, and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income and cash flows for the five month period ended May 31, 2006, and the two years ended December 31, 2005, and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Australian Railroad Group Pty Ltd and subsidiaries at May 31, 2006, and December 31, 2005, and the consolidated results of their operations and their cash flows for the five month period ended May 31, 2006, and the two years ended December 31, 2005, and 2004, in conformity with U.S. generally accepted accounting principles.

Ernst & Young

Perth, Western Australia

25 January 2007

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT MAY 31, 2006 and DECEMBER 31, 2005

	May 31, 2006	December 31, 2005
	$000 USD	$000 USD
ASSETS
Current assets
Cash and cash equivalents	$20,890	$12,515
Accounts receivable, net	45,769	54,257
Materials and supplies	13,901	11,226
Prepaid expenses and other	1,235	2,323
Deferred income tax assets	4,847	4,918

Total current assets	86,642	85,239

Investments	—	5,768
Property and equipment, net	560,670	551,849
Deferred income tax assets	60,827	62,916
Other assets, net	1,574	2,031

Total assets	$709,713	$707,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,733	$25,473
Accrued expenses	23,263	25,651
Provision for employee entitlements	8,194	7,239
Current income tax liabilities	—	10
Deferred income tax liabilities	1,769	2,523

Total current liabilities	61,959	60,896

Long-term debt	376,300	359,415
Other long-term liabilities	13,237	11,121
Deferred income tax liabilities	13,549	22,076
Fair value of interest rate swaps	2,447	4,735
Commitments and contingencies	—	—

Total non-current liabilities	405,533	397,347

Redeemable preferred stock of the stockholders, 11,704,462 shares authorized, issued and outstanding at May 31, 2006 and December 31, 2005	16,251	15,838

Stockholders’ equity
Common stock, no par value, 92,000,002 shares authorized, issued and outstanding at May 31, 2006 and December 31, 2005	79,029	79,029
Retained earnings	97,557	112,807
Accumulated other comprehensive income	49,384	41,886

Total stockholders’ equity	225,970	233,722

Total liabilities and stockholders’ equity	$709,713	$707,803

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FIVE MONTH PERIOD ENDED MAY 31, 2006 and YEARS ENDED DECEMBER 31, 2005 and 2004

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
Operating Revenues	$147,044	$344,546	$333,647
Operating Expenses
Transportation	56,914	136,002	125,279
Maintenance of ways and structures	17,691	41,230	39,097
Maintenance of equipment	11,700	29,312	32,849
General and administrative	25,094	50,046	41,467
Net loss (gain) on sale and impairment of assets	25,732	(229)	(336)
Depreciation and amortization	14,584	32,127	27,346

Total operating expenses	151,715	288,488	265,702

(Loss) Income from Operations	(4,671)	56,058	67,945
Investment loss—APTC	(5,823)	—	—
Interest income	218	600	1,227
Interest expense	(11,477)	(29,430)	(28,438)

(Loss) Income before Income Taxes	(21,753)	27,228	40,734
Benefit from (provision) for income taxes	6,503	(8,292)	(12,264)

Net (Loss) Income	$(15,250)	$18,936	$28,470

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE (LOSS) INCOME

$000 USD

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2003	$79,029	$65,401	$44,120	$188,550
Comprehensive income (loss), net of tax:
Net income	—	28,470	—	28,470
Currency translation adjustment	—	—	10,014	10,014
Fair market value adjustments of cash flow hedges	—	—	(459)	(459)

Comprehensive income				38,025

Balance, December 31, 2004	$79,029	$93,871	$53,675	$226,575
Comprehensive income (loss), net of tax:
Net income	—	18,936	—	18,936
Currency translation adjustment	—	—	(15,326)	(15,326)
Fair market value adjustments of cash flow hedges	—	—	3,537	3,537

Comprehensive income				7,147

Balance, December 31, 2005	$79,029	$112,807	$41,886	$233,722
Comprehensive income (loss), net of tax:
Net loss	—	(15,250)	—	(15,250)
Currency translation adjustment	—	—	5,897	5,897
Fair market value adjustments of cash flow hedges	—	—	1,601	1,601

Comprehensive loss				(7,752)

Balance, May 31, 2006	$79,029	$97,557	$49,384	$225,970

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FIVE MONTH PERIOD ENDED MAY 31, 2006 and YEARS ENDED DECEMBER 31, 2005 and 2004

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
Cash Flows from Operating Activities
Net (loss) income	$(15,250)	$18,936	$28,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,584	32,127	27,346
Net loss (gain) on sale and impairment of assets	25,732	(229)	(336)
Investment loss—APTC	5,823	—	—
Deferred income taxes	(5,889)	9,726	11,847
Amortization and write off of deferred finance charges	39	197	451
Changes in assets and liabilities
Accounts receivable, prepaid expenses and other	11,316	(8,004)	(2,310)
Materials and supplies	(2,340)	(386)	(1,057)
Accounts payable, provisions, accrued expenses and other	1,376	17,868	7,745

Net cash provided by operating activities	35,391	70,235	72,156

Cash Flows from Investing Activities
Purchase of property and equipment	(35,430)	(80,038)	(69,519)
Proceeds from sale of property and equipment	710	2,147	2,570

Net cash used in investing activities	(34,720)	(77,891)	(66,949)

Cash Flows from Financing Activities
Repayment of subordinated stockholders’ loans	—	—	(10,710)
Proceeds from debt	7,272	7,665	—
Repayments of debt	—	(7,424)	—

Net cash provided by (used in) financing activities	7,272	241	(10,710)

Increase (Decrease) in Cash and Cash Equivalents	7,943	(7,415)	(5,503)
Effect of exchange rate changes on cash and cash equivalents	432	(1,287)	102
Cash and Cash Equivalents, beginning of year	12,515	21,217	26,618

Cash and Cash Equivalents, end of year	$20,890	$12,515	$21,217

Cash paid (received) during year for:
Interest	$11,260	$28,834	$29,512

Income taxes	86	(2,315)	(4,275)

The accompanying notes are an integral part of these financial statements.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1 Principal activities

Australian Railroad Group Pty Ltd (the Company) was jointly owned by Genesee & Wyoming Inc. (GWI) and Wesfarmers Ltd (Wesfarmers) with each partner holding a 50% interest. Effective June 1, 2006, GWI and Wesfarmers completed the sale of the Western Australia operations and certain other assets of the Company to Queensland Rail and Babcock & Brown Limited (Western ARG Sale). Simultaneous with the Western ARG Sale, GWI purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia. This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100-percent owned subsidiary of GWI.

The principal activity of the Company during the period was to provide rail freight transport and ancillary logistics services to the mining and agricultural industries and to the general freight market within Western Australia and South Australia. There was no significant change in the nature of these activities during the five month period ended May 31, 2006 and the two years ended December 31, 2005 other than the sales transactions discussed above.

2 Summary of significant accounting policies

Basis of Preparation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles.

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

Investments

Investments comprise the Company’s interest in Asia Pacific Transport Consortium (APTC). The Company has a 2% investment in this privately-held consortium that owns a concession to operate the Tarcoola to Darwin rail line in South Australia and the Northern Territory. This investment totalled $5.8 million as of May 31, 2006. In March 2006, Freightlink Pty Ltd (Freightlink), the operating company for the consortium, advised the

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company that it did not have sufficient cash flows to meet its current operating needs and was pursuing additional financing. On May 3, 2006, Freightlink announced it was seeking a strategic equity partner; however, Freightlink was not successful in attaining the needed financing as of May 31, 2006. Accordingly, the Company determined during the second quarter of 2006 that the $5.8 million investment had suffered an other than temporary decline in value. Based on the Company’s assessment of the fair value of the investment as of May 31, 2006, the Company recorded a non-cash investment loss of $5.8 million ($4.1 million net of tax). See Note 11 for additional information regarding this investment.

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

As described in Note 1, simultaneous with the Western ARG Sale, GWI purchased Wesfarmers’ 50-percent ownership of the remaining ARG operations, which are principally located in South Australia, for approximately $15.1 million. The negotiated purchase price for Wesfarmers’ 50-percent share was lower than 50-percent of the historical book value of these assets. As a result of these negotiations, the Company had an indication that these assets were impaired. Therefore, the Company recorded a non-cash impairment loss of $25.6 million ($18.0 million net of tax) on these assets as of May 31, 2006.

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

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments and Hedging Activities

SFAS No. 133 “Accounting for Derivatives Instruments and Hedging Activities” requires all contracts that meet the definition of a derivative to be recognized on the balance sheet as either assets or liabilities and recorded at fair value. Gains or losses arising from remeasuring derivatives to fair value each period are to be accounted for either in the consolidated statement of operations or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion that must be met in order to qualify for hedge accounting is that the derivative must be highly effective in offsetting the change in the fair value or cash flows of the hedged item. See footnote 6 to the consolidated financial statements for a full description of ARG’s hedging activities and related accounting policies.

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

Foreign Currency Translation

The functional currency of the Company is the Australian dollar. Foreign currency transactions are translated at the applicable rates of exchange prevailing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange prevailing at that date. All exchange gains and losses are reflected in the consolidated statement of operations. Cumulative translation gains or losses arising from translating the Australian dollar denominated financial statements into US dollars are reported in other comprehensive income as a component of stockholders’ equity.

Leased Assets

Leases are classified at their inception as either operating or capital leases based on the economic substance of the agreement so as to reflect the risks and benefits of ownership. Operating leased assets are not capitalized and rental payments are charged against operating profits in the period in which they are incurred.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3 Property and Equipment

	May 31, 2006	December 31, 2005
	$000 USD	$000 USD
Major classifications of property and equipment are as follows:
Land and buildings	$36,201	$30,996
Track improvements	257,741	237,771
Equipment and other	237,534	246,800
Lease premium	153,893	149,983

	685,369	665,550
Less: Accumulated depreciation and amortization	(124,699)	(113,701)

	$560,670	$551,849

The lease premium represents the cost paid to the Government of Western Australia as part of the purchase price for Westrail Freight, for access to the track infrastructure network for a period of 49 years.

4 Other Assets

	May 31, 2006	December 31, 2005
	$000 USD	$000 USD
Major classifications of other assets are as follows:
Loan receivable from joint venture entity	$—	$296
Deferred finance costs	2,802	2,731
Less: Accumulated amortization	(1,228)	(996)

	$1,574	$2,031

Deferred financing costs are amortized over terms of the related debt using the straight-line method, which approximates the effective interest method. In connection with the write-down of the investment in APTC (see footnote 2), the loan of $463 thousand ($324 thousand net of tax) receivable from the joint venture was written off.

5 Long-Term Debt

	May 31, 2006	December 31, 2005
	$000 USD	$000 USD
Current—interest bearing	$—	$—
Non-current—interest bearing	376,300	359,415

Total long-term debt	$376,300	$359,415

Credit facilities

Total facility commenced in December 2003 and comprises a 5 year tranche of $90.3 million, a 5 year revolver tranche of $150.5 million, a 7 year tranche of $150.5 million and a $7.5 million working capital tranche. Unused facilities at May 31, 2006 amount to $22.6 million. The loans are non amortizing but prepayable at the

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discretion of Australian Railroad Group Pty Ltd. The minimum future repayments are set out in the schedule below. Loan covenants require the company to adhere to minimum interest cover and debt ratios. All loan covenants have been complied with.

The interest rate is derived from the bank bill bid rate. The weighted average interest rate on secured loans during the five months ended May 31, 2006 and year ended December 31, 2005 was 6.61% and excludes any interest hedging adjustments. Including the effect of the interest rate swaps the effective interest rate was 7.48% for the five months ended May 31, 2006 and 7.82% for the year ended December 31, 2005.

Schedule of Future Minimum Payments

The following is a summary of the scheduled maturities of long-term debt:

2007	$—	$—
2008	225,780	212,715
2009	—	—
2010	150,520	146,700
2011	—	—
Thereafter	—	—

	$376,300	$359,415

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

For interest rate swap contracts under which the Company agrees to pay fixed-rates of interest, these contracts are considered to be a cash flow hedge against changes in the amount of future cash flows associated with the Company’s interest payments of variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity (as a component of comprehensive income). However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized as an interest expense in the consolidated statement of operations. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. The net effect of this accounting in the Company’s operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on fixed interest rates. Hedge ineffectiveness for cash flow hedges were not material for the five month period ended May 31, 2006 and the years ended December 31, 2005 and 2004.

The Company entered into interest rate swap agreements on its $225.8 million variable rate debt due December 18, 2008 and its $150.5 million variable rate debt due December 18, 2010. These interest rate swap contracts were entered for interest rate exposure management purposes and mature on December 18, 2007. At

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

May 31, 2006, the Company had interest rate swap contracts to pay a weighted average fixed rate of 6.61% and receive a weighted average variable rate of interest of 5.66% on $280.3 million notional amount of indebtedness.

(b) Fair value

The carrying amounts of financial assets and financial liabilities at May 31, 2006, approximate the aggregate fair value of the financial instruments.

(c) Credit risk exposures

The Company’s maximum exposures to credit risk at May 31, 2006, in relation to each class of recognized financial asset is the carrying amount of those assets as indicated in the balance sheet.

In relation to derivative financial instruments, credit risk arises from the potential failure of counterparties to meet their obligations under the contract or arrangements. The Company’s maximum credit risk exposure in relation to interest rate swap contracts is limited to the net amounts to be received on contracts that are favourable to the Company, which were none at May 31, 2006.

Concentration of credit risk

For the period ending May 31, 2006, the Company’s primary location of business was within the south west corner of Western Australia, South Australia, the Northern Territory and New South Wales, which therefore represents the location of the Company’s credit risk. Trade payables/receivables are normally payable/collectable within 30 days.

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

7 Income Taxes

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:
Prima facie tax at 30% on income before income taxes	$(6,526)	$8,168	$12,220
Tax effect of permanent differences:
Non-allowable items	43	80	17
Other items	(20)	44	27

Total income tax (benefit) expense	$(6,503)	$8,292	$12,264

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
Total income tax expense includes:
Current	$0	$11	$342
Deferred	(6,503)	8,281	11,922

	$(6,503)	$ 8,292	$ 12,264

	May 31, 2006	December 31, 2005
	$000 USD	$000 USD
The deferred income tax balance comprises:
Current deferred income tax assets
Materials and supplies	$—	$108
Income accruals	632	313
Expense accruals	4,215	1,718
Employee leave provisions	—	2,779

	$4,847	$4,918

Non-current deferred income tax assets
Tax vs. book values of property and equipment	50,357	51,534
Income tax losses carried forward	9,736	9,961
Unrealised losses on interest rate swaps	734	1,421
Valuation allowance	—	—

	$60,827	$62,916

Current deferred income tax liabilities:
Materials and supplies	$(1,769)	$(840)
Prepayments	—	(327)
Income accruals	—	(1,356)

	$(1,769)	$(2,523)

Non-current deferred income tax liability:
Equity investment	1,259	(568)
Tax vs. book values of property and equipment	(14,808)	(21,508)

	$(13,549)	$(22,076)

Operating loss carry forward have no expiry date and the Company expects to recover all operating losses. Consequently, no valuation allowance is provided for the deferred tax assets for 2006 and 2005.

8 Preferred Stock

Redeemable preferred shares are fully paid and earn a dividend at the declaration of the Directors from time to time. The shares are redeemable at the option of the Directors of the Company. Upon redemption the shareholder is entitled to receive the paid up amount of the preferred shares. In the event of the winding up of the Company, the holders of redeemable preferred shares are entitled in priority to the holders of any other classes of

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares to payment of the paid up amount of the shares and the amount of any declared but unpaid dividends at that date, but shall not otherwise have any rights to participate in surplus assets. Preferred shares carry no voting rights.

9 Accumulated Other Comprehensive Income

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
The components of other comprehensive income, net of income tax, included in the consolidated balance sheet are as follows:
Net foreign currency translation adjustments	$51,097	$45,201	$60,527
Unrealised losses on interest rate swaps	(2,447)	(4,735)	(9,788)
Less Income taxes	734	1,420	2,936

Net unrealised losses on interest rate swaps	(1,713)	(3,315)	(6,852)

Accumulated Other Comprehensive Income	$49,384	$41,886	$53,675

10 Expenditure Commitments

	May 31, 2006	December 31, 2005
	$000 USD	$000 USD
(a) Future minimum lease payments under all non-cancellable operating leases are as follows:
2006	$—	$885
2007	868	—
2008	1,233	—
2009	—	—
2010	—	—
Thereafter	—	—

	$2,101	$885

(b) Other capital expenditures:
Not later than one year	$9,235	$23,104
Later than one year, but not later than five years	4,864	4,401
Later than five years	—	—

	$14,099	$27,505

Operating leases are entered into for rollingstock and office equipment. Rental payments are fixed for the life of the lease for all types of operating leases. Purchase options and renewal terms exist at the Company’s discretion and no operating lease contains restrictions on financing or other leasing activities. Operating lease expense was $0.6 million for the five months ended May 31, 2006, and $1.2 million for the years ended December 31, 2005, and 2004.

Under the agreement for the acquisition of the Westrail Freight business, there was an obligation to upgrade the Katanning to Nyabing, and Yilliminning to Bruce Rock lines by July 1, 2004. This obligation has been extended until July 2008 and is subject to additional conditions which allow for renegotiation.

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11 Contingent Liabilities

GWA Northern Pty Ltd, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which was 0.88% as of May 31, 2006 and December 31, 2005, amounting to $3.4 million and $3.5 million, respectively.

ARG Sell Down No1 Pty Limited, a wholly owned subsidiary of the Company, unconditionally and irrevocably guarantees the due and punctual payment of the secured debt of the Asia Pacific Transport Joint Venture, severally in accordance with its participating interest, which was 1.11% as of May 31, 2006 and December 31, 2005 periods, amounting to $4.3 million and $4.4 million, respectively.

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

Employees contribute to the funds at various percentages of their remuneration. The consolidated entity’s contributions are not legally enforceable other than those payable in terms of notified award and superannuation guarantee levy obligations. The related expense for the year charged to the consolidated statement of operations was $2.1 million for the five months ended May 31, 2006 and $4.9 million and $4.0 million for the years ended December 31, 2005 and 2004, respectively.

13 Economic Dependency

Approximately 30.6%, 17.2%, and 24.5% of the Company’s revenue for the five month period ended May 31, 2006 and the years ended December 31, 2005 and 2004, respectively, were generated from freight services rendered to Australian Wheat Board Ltd, respectively.

14 Segment Information

Industry Segment

The group operates in only one industry, being rail transport.

15 Related Party Disclosures

Services to the group by Wesfarmers Ltd of $0.9 million and $1.4 million and Genesee & Wyoming Inc of $0.1 million and $0.6 million for the five months ended May 31, 2006 and the year ended December 31, 2006,

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, are recovered at cost. At May 31, 2006 and December 31, 2005, the balance owing to Wesfarmers Ltd was $0.1 million and $0.4 million and to Genesee and Wyoming Inc $32,000 and $0.1 million, respectively.

16 Subsequent Events

The joint shareholders of the Australian Railroad Group Pty Ltd, Genesee & Wyoming Inc ( a company incorporated in the United States of America) and Wesfarmers Limited, have announced finalisation of an agreement to sell their shareholding in the Australian Railroad Group to Queensland Rail and Babcock & Brown.

The sale is made up of three parts as follows:

1. Queensland Rail will acquire the above rail operations in Western Australia, New South Wales and some specific services in South Australia and Victoria,

2. Babcock & Brown will acquire the below rail business and assume responsibility for the rail infrastructure leases in Western Australia; and

3. Genesee & Wyoming Inc will acquire the Wesfarmers share in the South Australian business.

The sale process satisfied all conditions and took effect from midnight on 31 May 2006.

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

Date	GENESEE & WYOMING INC.

February 28, 2007	By:	/S/ MORTIMER B. FULLER, III
Mortimer B. Fuller, III Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated below.

Signature	Title	Date

/S/ MORTIMER B. FULLER, III Mortimer B. Fuller, III	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/S/ JOHN C. HELLMANN John C. Hellmann	President and Director	February 28, 2007

/S/ TIMOTHY J. GALLAGHER Timothy J. Gallagher	Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/S/ CHRISTOPHER F. LIUCCI Christopher F. Liucci	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2007

/S/ DAVID C. HURLEY David C. Hurley	Director	February 28, 2007

/S/ OIVIND LORENTZEN III Oivind Lorentzen III	Director	February 28, 2007

/S/ ROBERT M. MELZER Robert M. Melzer	Director	February 28, 2007

/S/ PHILIP J. RINGO Philip J. Ringo	Director	February 28, 2007

/S/ PETER O. SCANNELL Peter O. Scannell	Director	February 28, 2007

/S/ MARK A. SCUDDER Mark A. Scudder	Director	February 28, 2007

/S/ M. DOUGLAS YOUNG M. Douglas Young	Director	February 28, 2007

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession Not applicable

(3)	(i) Articles of Incorporation The Exhibit referenced under 4.1 hereof is incorporated herein by reference. (ii) By-laws

3.1	Amended Bylaws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.

4.2	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.3	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.4	Voting Agreement and Stock Purchase Option dated March 21, 1980, among Mortimer B. Fuller, III, Mortimer B. Fuller, Jr. and Frances A. Fuller and amendments thereto dated May 7, 1988, and March 29, 1996, are incorporated herein by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.5	Form of Senior Debt Indenture is incorporated herein by reference to Exhibit j to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).

4.6	Form of Subordinated Debt Indenture in incorporated herein by reference to Exhibit k to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-73026).

(9)	Voting Trust Agreement Not applicable

(10)	Material Contracts The Exhibits referenced under (4.3) through (4.6) hereof are incorporated herein by reference.

10.1	Form of compensation agreement between the Registrant and each of its executive officers is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.2	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

10.3	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)

10.4	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847)

10.5	Purchase and Sale Agreement dated August 17, 1999, between the Federal Government of United Mexican States, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Ferrocarriles Nacionales de Mexico is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999.

10.6	Genesee & Wyoming Australia Pty Ltd Executive Share Option Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2000.

10.7	Agreement for Sale of Business dated December 16, 2000, among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, Westrail Freight Employment Pty Ltd, AWR Holdings WA Pty Ltd, Australian Western Railroad Pty Ltd, WestNet StandardGauge Pty Ltd, WestNet NarrowGauge Pty Ltd, AWR Lease Co. Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.8	Westrail Freight Bidding and Share Subscription Agreement dated October 25, 2000, among Wesfarmers Railroad Holdings Pty Ltd, Wesfarmers Limited, GWI Holdings Pty Ltd, Genesee & Wyoming Inc. and Genesee & Wyoming Australia Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.9	Shareholders Agreement, dated December 15, 2000, among Wesfarmers Holdings Pty Ltd, GWI Holdings Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.10	Rail Freight Corridor Land Use Agreement (NarrowGauge) and Railway Infrastructure Lease dated December 16, 2000, among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet NarrowGauge Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.11	Rail Freight Corridor Land Use Agreement (StandardGauge) and Railway Infrastructure Lease dated December 16, 2000, among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court MLA, WestNet StandardGauge Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Report on Form 8-K dated December 16, 2000.

10.12	Subscription Agreement between GW Servicios S.A. de C.V. and International Finance Corporation dated December 5, 2000 is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000.

10.13	Agreement and Plan of Merger dated as of December 3, 2001, by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 3, 2001.

10.14	Underwriting Agreement dated as of December 17, 2001, by and among the Registrant, the selling stockholders named therein and Credit Suisse First Boston Corporation, ABN AMRO Rothchild LLC, Bear, Stearns & Co. Inc., Morgan Keegan & Company, Inc. and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. as representatives of the underwriters is incorporated herein by reference to Exhibit 1.1 to the Registrant’s Report on Form 8-K dated December 17, 2001.

10.15	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated August 28, 2002.

10.16	Common Terms Deed dated as of December 3, 2003, between Australian Railroad Group Pty Ltd (Borrower), the companies listed in Part I of Schedule 1 as original guarantors, the financial institutions listed in Part II of Schedule 1 as original lenders and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.17	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Australia and New Zealand Banking Group Limited (Lender) dated December 5, 2003, is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.18	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and BNP Paribas (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.19	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Mizuho Corporate Bank, Ltd. (Lender) dated December 5, 2003, is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.20	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and National Australia Bank Limited (Lender) dated December 5, 2003 is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.21	Loan Agreement between Australian Railroad Group Pty Ltd (Borrower) and Sumitomo Mitsui Finance Australia Limited (Lender) dated December 5, 2003, is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.22	Security Trust Deed, as amended December 5, 2003, between Australian Railroad Group Pty Ltd (Borrower) and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.23	Floating Charge, as amended December 5, 2003, between the Chargors listed in Schedule 1 (WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd) and ANZ Capel Court Limited (Chargee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.24	Deed of Floating Charge, as amended December 5, 2003, between Australia Southern Railroad Pty Limited (Chargor) and ANZ Capel Court Limited (Security Agent) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.25	ISDA Master Agreement dated as of December 3, 2003, between Australia and New Zealand Banking Group Limited and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.26	ISDA Master Agreement dated as of December 3, 2003, between BNP Paribas and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.27	ISDA Master Agreement dated as of December 3, 2003, between National Australia Bank Limited and Australian Railroad Group Pty Ltd is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.28	Multi-Party Agreement among The Hon Murray Criddle MLC, The Western Australian Government Railways Commission, The Hon Richard Fairfax Court, Treasurer, WestNet StandardGauge Pty Ltd and WestNet NarrowGauge Pty Ltd, Australian Western Railroad Pty Ltd, Australian Railroad Group Pty Ltd and ANZ Capel Court Limited is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.29	Tripartite Deed among the Minister for Transport and Urban Planning (Lessor), Australia Southern Railroad Pty Limited (Lessee) and ANZ Capel Court Limited (Security Trustee) is incorporated herein by reference to Registrant’s Report of Form 10-K for the year ended December 31, 2003.

10.30	Genesee & Wyoming Inc. 2004 Deferred Compensation Plan for highly compensated employees and directors dated May 7, 2004 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter end June 30, 2004.

10.31	Genesee & Wyoming Inc. 2004 Omnibus Incentive Plan, dated May 12, 2004, is incorporated herein by reference to Appendix B of the Registrant’s Definitive Proxy Statement, filed with the Commission on April 19, 2004.

10.32	Genesee & Wyoming Inc. Award Notice for Employees for Options is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.33	Genesee & Wyoming Inc. Award Notice for Employees for Restricted Stock Units is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.34	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.35	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock Units is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

10.36	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 12, 2004, among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank as Syndication Agent is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of November 18, 2004.

10.37	Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K as of November 18, 2004.

10.38	Summary of Increases in base pay for executive officers for 2006 is incorporated herein by reference to the Registrant’s Report on Form 8-K as of February 7, 2006.

10.39	Amended and Restated Financial Support Agreement as of March 15, 2005 between GW Servicios, S.A. de C.V. and Genesee & Wyoming, Inc. and Companía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of April 6, 2005.

10.40	Amended and Restated Loan Agreement as of March 15, 2005 between GW Servicios, S.A. de C.V. and Companía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K as of April 6, 2005.

10.41	Amended and Restated Loan Agreement as of March 15, 2005 between GW Servicios, S.A. de C.V. and Companía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K as of April 6, 2005.

10.42	Sponsor Guarantee Agreement as of March 15, 2005 among Genesee & Wyoming, Inc. and Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 8-K as of April 6, 2005.

10.43	Amendment No. 1 to Put Option Agreement as of March 15, 2005 among Genesee & Wyoming Inc., GW Servicios, S.A. de C.V. and International Finance Corporation is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 8-K as of April 6, 2005.

10.44	Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc. and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of June 1, 2005.

10.45	Consent and First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 25, 2005 by and among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K as of June 1, 2005.

10.46	First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K as of June 3, 2005.

10.47	Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of August 1, 2005.

10.48	Letter Agreement and Release effective December 16, 2005 between Genesee & Wyoming Inc. and Mr. James Andres is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of December 16, 2005.

10.49	Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.50	Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.51	Escrow Agreement dated February 13, 2006 by and among Wesfarmers Railroad Holdings Pty Ltd, GWI Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd and Mallesons Stephen Jaques is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.52	Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 13, 2006 by and among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agents incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.53	Consulting Agreement between Genesee & Wyoming Inc. and Charles N. Marshall dated as of May 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of April 28, 2006.

10.54	Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant’s Report on Form S-8 as of November 3, 2006.

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Report under Item 8

(12)	Statements re computation of ratios Not applicable.

(14)	Code of Ethics included on the Registrant’s website, www.gwrr.com

(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders Not applicable.

(16)	Letter re change in certifying accountant Not applicable.

(18)	Letter re change in accounting principles Not applicable.

*(21.1)	Subsidiaries of the Registrant

(22)	Published report regarding matters submitted to vote of security holders Not applicable.

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(23.2)	Consent of Ernst & Young

(24)	Power of attorney Not applicable.

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

(99)	Additional Exhibits Not applicable.

*	Exhibit filed with this Report.