Form 10-Q
period 2007-03-31
GENESEE & WYOMING INC
filed 2007-05-09
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(203) 629-3722

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) (Check One):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on May 4, 2007:

Class	Number of Shares Outstanding
Class A Common Stock	36,118,708
Class B Common Stock	3,975,178

GENESEE & WYOMING INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES	$130,827	$112,982
OPERATING EXPENSES:
Transportation	42,362	38,400
Maintenance of ways and structures	11,907	9,926
Maintenance of equipment	19,087	16,432
Diesel fuel sold to third parties	4,942	—
General and administrative	22,616	18,947
Net gain on sale and impairment of assets	(50)	(94)
Depreciation and amortization	7,894	7,311

Total operating expenses	108,758	90,922

INCOME FROM OPERATIONS	22,069	22,060

Equity income of unconsolidated international affiliates	—	2,007
Interest income	3,363	100
Interest expense	(3,823)	(5,008)
Other (expense) income, net	(83)	445

Income before income taxes	21,526	19,604
Provision for income taxes	7,206	5,590

Net income	$14,320	$14,014

Basic earnings per common share	$0.38	$0.38

Weighted average shares - Basic	37,270	37,326

Diluted earnings per common share	$0.34	$0.33

Weighted average shares - Diluted	41,861	42,411

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$235,846	$240,206
Accounts receivable, net of allowances for doubtful accounts of $3,028 and $2,907, respectively	106,181	117,099
Materials and supplies	11,971	11,302
Prepaid expenses and other	16,030	14,695
Deferred income tax assets, net	7,604	7,617

Total current assets	377,632	390,919

PROPERTY AND EQUIPMENT, net	573,784	573,292
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,588	4,644
GOODWILL	37,874	37,788
INTANGIBLE ASSETS, net	119,778	120,669
DEFERRED INCOME TAX ASSETS, net	2,387	2,697
OTHER ASSETS, net	10,516	11,055

Total assets	$1,126,559	$1,141,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$15,653	$4,372
Accounts payable	97,802	98,186
Accrued expenses	35,057	38,364
Income tax payable—Australia	95,073	91,925
Deferred income tax liabilities, net	443	291

Total current liabilities	244,028	233,138

LONG-TERM DEBT, less current portion	229,866	241,313
DEFERRED INCOME TAX LIABILITIES, net	75,212	72,876
DEFERRED ITEMS—grants from governmental agencies	58,004	56,588
OTHER LONG-TERM LIABILITIES	17,042	16,962
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share;
90,000,000 shares authorized; 43,578,312 and 43,422,957 shares issued and 36,313,490 and 37,635,235 shares outstanding (net of 7,264,822 and 5,787,722 shares in treasury) on March 31, 2007 and December 31, 2006, respectively	436	434
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,178 shares issued and outstanding on March 31, 2007 and December 31, 2006	40	40
Additional paid-in capital	190,791	187,460
Retained earnings	366,512	352,192
Accumulated other comprehensive income	6,348	4,411
Less treasury stock, at cost	(61,720)	(24,350)

Total stockholders’ equity	502,407	520,187

Total liabilities and stockholders’ equity	$1,126,559	$1,141,064

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,320	$14,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,894	7,311
Amortization of restricted stock and units	329	143
Compensation cost related to stock options	877	877
Excess tax benefit from share-based compensation	(420)	(2,341)
Deferred income taxes	2,752	4,547
Net gain on sale and impairment of assets	(50)	(94)
Equity income of unconsolidated international affiliates, net of tax	—	(1,415)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	7,781	1,216
Materials and supplies	(613)	22
Prepaid expenses and other	(1,288)	(520)
Accounts payable and accrued expenses	(3,316)	4,004
Income tax payable - Australia	930	—
Other assets and liabilities, net	957	(308)

Net cash provided by operating activities	30,153	27,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of government grants	(2,886)	(6,592)
Insurance proceeds for the replacement of assets	1,422	—
Valuation adjustment of split dollar life insurance	37	12
Proceeds from disposition of property and equipment	79	306

Net cash used in investing activities	(1,348)	(6,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(458)	(77,208)
Proceeds from issuance of long-term debt	—	53,500
Net proceeds from employee stock purchases	1,552	2,365
Treasury stock purchases	(37,370)	—
Excess tax benefit from share-based compensation	420	2,341

Net cash used in financing activities	(35,856)	(19,002)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,691	(543)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,360)	1,637
CASH AND CASH EQUIVALENTS, beginning of period	240,206	18,669

CASH AND CASH EQUIVALENTS, end of period	$235,846	$20,306

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this quarterly report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2007 and 2006, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2006 was derived from the audited financial statements in the Company’s 2006 Form 10-K but does not include all disclosures required by U.S. GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Form 10-K. Certain prior period balances have been reclassified to conform to the 2007 presentation, including equity income of unconsolidated international affiliates.

2. CHANGES IN OPERATIONS:

Australia

Effective June 1, 2006, the Company and its 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of Australian Railroad Group Pty Ltd (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale). Simultaneous with the ARG Sale, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because the Company previously held a 50% share of these assets through the Company’s ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s 50% share of the impairment loss recorded by ARG, which was included in equity income of international affiliates in the consolidated statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, the Company has included 100% of the value of GWA’s net assets ($30.1 million) in its consolidated balance sheet since June 1, 2006. The Company expects to complete its allocation of the value of GWA among respective assets and liabilities during the second quarter of 2007.

South America

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, the Company determined that its 22.89% indirect investment in Ferroviaria Oriental S.A. (Oriental), had suffered an other-than-temporary decline in value. Based on the Company’s assessment of fair value, the Company’s $8.9 million investment was written down by $5.9 million with a corresponding charge to earnings in the second quarter of 2006.

As of June 1, 2006, the Company discontinued equity accounting for the remaining $3.0 million investment in Oriental. Since then, the Company has accounted for this investment under the cost method. Historically, Oriental’s results of operations have not had a material impact on the Company’s results of operations. The Company will continue to monitor the political situation in Bolivia.

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

Shortly thereafter, FCCM began negotiating a formal agreement with the SCT and undertook project design work. However, actions taken by the Mexican National Water Commission (CNA) and other Mexican government agencies in the storm-damaged area significantly increased the cost of the rail line reconstruction project and made the timetable to completion uncertain. As of September 30, 2006, the government had not committed adequate resources to fund the project and the Company did not intend to fund the additional costs. Accordingly, the Company recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the third quarter of 2006, reflecting the write-down of non-current assets and related effects of FCCM. FCCM’s remaining $17.5 million of assets as of March 31, 2007, consisted of $6.6 million of non-current assets, primarily locomotives and freight cars, and $10.9 million of current assets, primarily receivables and inventory.

The Company is engaged in a number of actions seeking resolution of the situation in Mexico. While the Company has made progress in its negotiations with the Mexican government, definitive agreements regarding the reconstruction of the rail line in Chiapas have not yet been reached. The Company’s inability to finalize agreements to its satisfaction could result in its exit from Mexico.

The Company expects to continue to incur operating losses from the Mexican business and may record additional charges going forward, which could exceed the value of the remaining assets in Mexico.

As previously disclosed, on March 20, 2007, the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios) was unable to fund its U.S. dollar denominated principal and interest payment of $1.9 million due under its loan agreements. Failure to make this payment constituted an event of default under Servicios’ loan agreements. As a result, the lenders to the Mexican operations may now accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements ($14.0 million, which includes accrued interest), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and the Company’s shares in FCCM. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 from the Company pursuant to a guarantee. Neither this payment default, nor any action that might be taken by the lenders to collect under the loan agreements, would result in a default under the Company’s other outstanding debt obligations. In November 2006, under the guarantee arrangement, the Company made Servicios’ principal and interest payment of $1.9 million on their behalf that had been due in September 2006.

As a result of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company has presented its Mexican business as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) beginning July 1, 2006. See Note 8 for additional information regarding the Company’s segments.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, the Company’s newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous and connect the Company’s Bay Line Railroad to the Company’s Chattahoochee Industrial Railroad.

Portsmouth Terminal: On August 25, 2006, the Company exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million. The 12.5 mile rail line runs through Portsmouth, Chesapeake, and Suffolk, VA. The Company’s subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon receipt of customary regulatory approvals. The Company has commenced a $14.0 million improvement project (including $6.0 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, which is expected to be completed in July 2007.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that it has historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather-related impacts such as hurricanes, floods, drought or snow, customer plant expansions and shut-downs, sales of land and equipment, accidents, and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed and entered into a number of recent transactions which have changed and will change its results of operations. Because of variations in the structure, timing, and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

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

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three months ended March 31, 2006, as if the Australian Transactions had occurred as of January 1, 2006 (dollars in thousands, except per share amounts):

Three Months Ended March 31, 2006
Operating revenues	$130,495
Net income	$14,910
Basic earnings per share	$0.40
Diluted earnings per share	$0.35

The unaudited pro forma operating results include the Australian Transactions adjusted, net of tax, for certain closing costs incurred from the ARG Sale, and interest expense savings from the pay down of the debt from proceeds received from the ARG Sale.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the Australian Transactions been completed as of the assumed date and for the period presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$14,320	$14,014

Denominators:
Weighted average Class A Common Shares outstanding - Basic	37,270	37,326

Weighted average Class B Common Shares outstanding	3,975	3,975
Dilutive effect of employee stock grants	616	1,110

Weighted average shares - Dilutive	41,861	42,411

Earnings per common share:
Basic	$0.38	$0.38

Diluted	$0.34	$0.33

For the three months ended March 31, 2007 and 2006, a total of 725,058 and 3,252 shares, respectively, of common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were not included in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Stock Repurchase

The Company announced on February 13, 2007, that its Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Class A Common Stock, which was in addition to 538,500 shares available for repurchase under a previous authorization. The repurchases may occur from time to time in the open market or in privately negotiated transactions. The timing and amount of any repurchase of shares will be determined by the Company’s management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2007, the Company repurchased 1,477,100 shares of the Company’s Class A Common Stock at an average cost of $25.30 per share.

4. FOREIGN CURRENCY HEDGE:

Foreign Currency Hedge

On February 13, 2006, the Company entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of its investment in 50% of the equity of ARG. The contracts, which expired in May 2006, were extended to June 1, 2006, and protected the hedged portion of the Company’s net investment from exposure to large fluctuations in the U.S. Dollar/Australian Dollar exchange rate. As a result of the change in the fair value of this agreement from the inception through March 31, 2006, the Company recorded an asset of $6.4 million ($4.1 million net of tax) at March 31, 2006, with an offset to currency translation adjustment. At expiration, excluding the effects of fluctuations in the exchange rate on the Company’s net investment, the Company recorded a loss of $4.3 million from these contracts, which was included in the net gain on the ARG Sale in the second quarter of 2006.

5. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost (dollars in thousands):

Three Months Ended March 31,

	Pension		Other Retirement Benefits
	2007	2006	2007	2006
Service cost	$29	$47	$34	$36
Interest cost	52	56	60	61
Expected return on plan assets	(61)	(47)	—	—
Amortization of transition liability	36	36	—	—
Amortization of prior service cost	(4)	—	—	—
Amortization of loss	4	8	1	15

Net periodic benefit cost	$56	$100	$95	$112

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $0.6 million to its pension plans in 2007. As of March 31, 2007, contributions of $0.1 million have been made to fund the Company’s pension plans. The Company anticipates contributing an additional $0.5 million to fund its pension plans in 2007 for a total of $0.6 million.

6. INCOME TAXES:

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not result in any material adjustments to the Company’s results of operations or financial position. At March 31, 2007, the Company’s liability for uncertain tax positions was $1.1 million, $0.6 million of which would reduce its effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of March 31, 2007, the Company had $0.1 million of accrued interest related to such uncertain tax positions.

As of March 31, 2007, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

Jurisdiction	Open Tax Year(s)
United States	2002 - 2006
Australia	2006
Canada	2002 - 2006
Mexico	2001 - 2006

7. COMMITMENTS AND CONTINGENCIES:

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

On August 11, 2006, the Defendants entered into a settlement agreement (the Port Settlement Agreement) with the Port. Without admitting any liability, the Defendants agreed to settle the Port’s pending claims against the Defendants in the County Court. In connection with the Port Settlement Agreement, the Company agreed to pay $0.8 million to the Port, which is reflected as an expense in its statement of operations for the quarter ended September 30, 2006. The Company’s subsidiary, Galveston Railroad, has also entered into a new lease with the Port, which lease has a twenty (20) year term.

As previously disclosed, Owens was not a party to the Port Settlement Agreement. On March 30, 2007, the County Court dismissed all of Owens’ remaining claims against the Defendants as part of a settlement agreement (the Owens Settlement Agreement) entered into between the Defendants and Owens. Without admitting any liability, the Defendants have agreed to settle all of Owens’ remaining claims. No liability was incurred by the Company, Galveston Railroad, the general manager of the Galveston Railroad or Rail Link in connection with the Owens Settlement Agreement.

There are no remaining claims associated with this litigation and the matter has been fully settled.

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

Bolivia

The Company indirectly holds a 12.52% equity interest in Oriental through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. (IFB). This debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, the Company advised the creditors of GWC that it was ceasing its efforts to restructure the $12.0 million debt obligation. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise their rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. On October 26, 2006, Banco de Chile (another of GWC’s creditors that holds approximately 15% of the $12.0 million debt) commenced separate court proceedings before the 4th Civil Tribunal of Santiago with the same objectives. Notice of this proceeding was given to GWC and IFB on November 20, 2006. The Company does not expect these proceedings to have a material effect on its financial statements.

The Company also holds a 10.37% indirect equity interest in Oriental through other companies. The Company does not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest. Please refer to Note 2 for additional information regarding the Company’s investment in Oriental.

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

Guarantees

The Company is obligated under a guarantee arrangement of $7.0 million in the event that its Mexican subsidiary, Servicios, is unable to fund future debt payments and the lenders accelerate the outstanding debt and demand immediate payment under the guarantee. See Note 2 for additional information regarding this guarantee.

The Company also guarantees an obligation of one of its Canadian rail lines under a lease agreement entered into on July 28, 1997. The maximum amount of the obligation subject to this guarantee is $2.0 million.

8. BUSINESS SEGMENTS:

As discussed in Note 2, because of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company has presented its Mexican business as a separate operating segment in accordance with SFAS No. 131 beginning July 1, 2006. Accordingly, the Company operates two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Performance of the segments is evaluated based on operating income (loss) of the segment. Other than cash advances to the Company’s Mexico Operations segment, there were no material inter-segment transactions in the periods presented. As of March 31, 2007, the Company’s Mexico Operations segment had a $19.2 million intercompany liability due to the Railroad Operations Excluding Mexico segment.

Summarized financial information for each business segment for the three months ended March 31, 2007 and 2006 are as follows (dollars in thousands):

	Business Segment Data

	Three Months Ended March 31, 2007
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$125,107	$5,720	$130,827
Depreciation and amortization expense	7,707	187	7,894
Operating income (loss)	23,460	(1,391)	22,069
Interest income	3,353	10	3,363
Interest expense	(3,241)	(582)	(3,823)
Provision for income taxes	7,206	—	7,206
Net income (loss)	16,277	(1,957)	14,320
Purchases of property and equipment, net of government grants	2,626	260	2,886

	Three Months Ended March 31, 2006
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$105,526	$7,456	$112,982
Depreciation and amortization expense	6,718	593	7,311
Operating income (loss)	22,391	(331)	22,060
Interest income	91	9	100
Interest expense	(4,577)	(431)	(5,008)
Provision (benefit) for income taxes	5,801	(211)	5,590
Net income (loss)	14,126	(112)	14,014
Purchases of property and equipment, net of government grants	5,640	952	6,592

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Net Income	$14,320	$14,014
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,821	66
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $8 and $19, respectively	18	48
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax provision of $138	—	347
Pension and OPEB adjustment, net of tax provision of $53	98	—

Comprehensive income	$16,257	$14,475

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balances, December 31, 2006	$5,137	$(683)	$(43)	$4,411
Current period change	1,821	98	18	$1,937

Balances, March 31, 2007	$6,958	$(585)	$(25)	$6,348

The change in the foreign currency translation adjustment for the three months ended March 31, 2007, relates primarily to the Company’s operations with a functional currency in Australian dollars.

10. RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 159” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the provisions of SFAS 159.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2006 Annual Report on Form 10-K.

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, those noted in our 2006 Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Australia, Canada, Mexico, and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia.

Net income in the first quarter of 2007 increased 2.2% to $14.3 million, compared with net income of $14.0 million in the first quarter of 2006. Our diluted earnings per share (EPS) in the first quarter of 2007 increased 3.0% to $0.34 with 41.9 million shares outstanding, compared with diluted EPS of $0.33 with 42.4 million shares outstanding in the first quarter of 2006. Operating losses from our hurricane-damaged Mexico operations reduced EPS by $0.03 in the first quarter of 2007 compared with no EPS impact in the first quarter of 2006.

Operating revenues in the first quarter of 2007 were $130.8 million, compared with $113.0 million in the first quarter of 2006. The increase in our quarter-over-quarter revenues was due to a $20.1 million increase from new operations, primarily Genesee & Wyoming Australia Pty Ltd (GWA), partially offset by a same railroad decrease in revenue of $2.3 million, of which $1.7 million was due to a decline from our Mexican operations.

When we discuss same railroad revenue in this report we are referring to the change in our revenues period-over-period associated with our pre-existing operations (i.e., excluding the impact of acquisitions). Same railroad freight revenues and same railroad total revenues were down 3.9% and 2.0%, respectively, in the three months ended March 31, 2007. The 3.9% decline in same-railroad freight revenue was primarily due to decreases of $1.5 million in minerals and stone, $1.2 million in coal, coke and ores and $0.8 million in lumber and forest products.

Our operating income in the first quarter of 2007 was $22.1 million, unchanged from the first quarter of 2006. The operating ratio was 83.1% in the first quarter of 2007, compared with an operating ratio of 80.5% in the first quarter of 2006. The operating ratio for the first quarter of 2007 was impacted by (i) a $1.4 million operating loss from our Mexico operations, (ii) a tunnel fire in Oregon, which cost $0.7 million, and (iii) the higher operating ratio of the GWA acquisition (which includes low margin third-party fuel sales).

During the first quarter of 2007, we generated $30.2 million in cash from our operating activities. Also during the quarter, we repurchased 1,477,100 shares of our Class A Common Stock at an average cost of $25.30 per share for a total of $37.4 million. We also purchased $6.0 million of property, plant and equipment, net of $1.0 million received from current year government grants, and we received $4.5 million in cash from government grants and insurance proceeds for capital projects completed in 2006.

We remain intensely engaged with the Mexican Government in reaching an agreement with respect to the rebuilding of the Chiapas line in Mexico. Reaching resolution is of the highest priority to us, and we expect to determine if we can reach a mutually acceptable agreement with the Mexican Government in the near term.

Outlook for 2007

For the remainder of 2007, we expect rate increases in the United States and Canada to moderate from levels experienced in 2006. Total carload volumes from existing operations are anticipated to decline from 2006 levels. We will also experience continued operating losses in Mexico in 2007.

We will recognize the positive impact of a full year of operation of GWA in 2007, versus only seven months in 2006. However, GWA’s contribution to our earnings will be impacted by reduced grain traffic shipped in 2007 due to drought conditions that negatively impacted the 2006 grain harvest in South Australia.

Although the ARG Sale occurred in 2006, we expect to pay taxes related to the transaction totaling approximately $115 million Australian Dollars ($93 million U.S. Dollars at exchange rates in effect at March 31, 2007) to the Australian government in the second quarter of 2007, which will have a corresponding reduction in our cash balances.

In addition, to the extent we repurchase additional shares of our common stock in 2007, our cash balances will decline.

Changes in Operations

Australia

The GWA Purchase was accounted for under the purchase method of accounting. However, because we previously held a 50% share of these assets through our ownership interest in ARG, we applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity income of international affiliates in the consolidated statement of operations in the year ended December 31, 2006. GWA commenced operations on June 1, 2006. Accordingly, we have included 100% of the value of GWA’s net assets ($30.1 million) in our consolidated balance sheet since June 1, 2006. We expect to complete our allocation of the value of GWA among respective assets and liabilities during the second quarter of 2007.

South America

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, we determined that our 22.89% indirect investment in Ferroviaria Oriental S.A. (Oriental), had suffered an other-than-temporary decline in value. Based on our assessment of fair value, our $8.9 million investment was written down by $5.9 million with a corresponding charge to earnings in the second quarter of 2006.

As of June 1, 2006, we discontinued equity accounting for the remaining $3.0 million investment in Oriental. Since then, we have accounted for this investment under the cost method. Historically, Oriental’s results of operations have not had a material impact on our results of operations. We will continue to monitor the political situation in Bolivia.

Mexico

In October 2005, our Mexican railroad operation, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was struck by Hurricane Stan with the most severe impact concentrated in the State of Chiapas between the town of Tonalá and the Guatemalan border. Approximately 70 bridges were damaged or destroyed, and various segments of track were washed out. Since then, FCCM has been working with the Secretaria de Comunicaciones y Transporte (SCT) and other Mexican government agencies to develop a reconstruction plan for the damaged portion of the railroad. In July 2006, FCCM received a letter from the SCT indicating that the SCT intended to fund 75% of the $20.0 million expected cost to rebuild the damaged rail line subject to certain conditions.

FCCM then began negotiating a formal agreement with the SCT and undertook project design work. However, actions taken by the Mexican National Water Commission (CNA) and other Mexican government agencies in the storm-damaged area significantly increased the cost of the rail line reconstruction project and made the timetable to completion uncertain. As of September 30, 2006, the government had not committed adequate resources to fund the project, and we did not intend to fund the additional costs. Accordingly, we recorded a non-cash charge of $33.1 million pre-tax ($34.1 million after-tax) in the third quarter of 2006, reflecting the write-down of non-current assets and related effects of FCCM. FCCM’s remaining $17.5 million of assets as of March 31, 2007, consisted of $6.6 million of non-current assets, primarily locomotives and freight cars, and $10.9 million of current assets, primarily receivables and inventory.

We are engaged in a number of actions seeking resolution of the situation in Mexico. Although a definitive agreement with the Mexican government regarding the reconstruction of the rail line in Chiapas has not yet been reached, there have been non-binding agreements in principle relating to the following key items. First, the SCT, represented by the Undersecretary of Transportation, has agreed to secure funds to rebuild the Chiapas line. Second, the SCT has agreed that if the rail line reconstruction is not completed by a specific date, we will have the right to sell the business back to the Mexican government for a pre-arranged price. Third, the SCT has agreed that the Mexican government will put in place insurance coverage related to catastrophic events. However, the details of the insurance coverage have not been finalized. No assurance can be given that we will be able to obtain appropriate insurance protection or enter into satisfactory definitive agreements with the Mexican government. Our inability to obtain appropriate insurance protection or finalize agreements to our satisfaction could result in our exiting Mexico.

We expect to continue to incur operating losses from the Mexican business and may record additional charges going forward, which could exceed the value of the remaining assets in Mexico. As a result of the impairment charges and expected further operating losses, future capital expenditures in Mexico, if any, will be expensed as incurred absent a clear change from the current expectations. The exception would be capital expenditures for investments in rolling stock or other readily transferable assets.

As previously disclosed, on March 20, 2007, our Mexican subsidiary, GW Servicios S.A. (Servicios) was unable to fund its U.S. dollar denominated principal and interest payment of $1.9 million due under its loan agreements. Failure to make this payment constituted an event of default under Servicios’ loan agreements. As a result, the lenders to the Mexican operations may now accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements ($14.0 million, which includes accrued interest), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 million from us pursuant to a guarantee. Neither this payment default, nor any action that might be taken by the lenders to collect under the loan agreements, would result in a default under our other outstanding debt obligations. In November 2006, under the guarantee arrangement, we made Servicios’ principal and interest payment of $1.9 million on their behalf that had been due in September 2006.

See “Liquidity and Capital Resources—Mexican Financings,” for additional information on our obligations with respect to the Mexican operations.

As a result of the changing economic circumstances of our Mexican operations as compared to our other businesses, we have presented our Mexican business as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” beginning July 1, 2006. See Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, our newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous and connect our Bay Line Railroad to our Chattahoochee Industrial Railroad.

Portsmouth Terminal: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million. The 12.5 mile rail line runs through Portsmouth, Chesapeake and Suffolk, VA. Our subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon receipt of customary regulatory approvals. We have commenced a $14.0 million improvement project (including $6.0 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, which is expected to be complete in July 2007.

Results of Operations

When comparing our results of operations from one reporting period to another, you should consider that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather related impacts such as hurricanes, floods, drought or snow, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Recent transactions (including acquisitions in the U.S. and Australia, the divestiture of our 50% equity investment in ARG and the write-down of non-current assets in our Mexico operations) have changed our operations. Because of variations in the structure, timing and size of these transactions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Operating Revenues

Overview

Operating revenues were $130.8 million in the three months ended March 31, 2007 compared with $113.0 million in the three months ended March 31, 2006, an increase of $17.8 million or 15.8%. The $17.8 million increase in operating revenues consisted of $20.1 million in revenues from new operations, partially offset by a decrease of $2.3 million, or 2.0%, in revenues from existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our consolidated financial results for a comparable period in the prior year. The $2.3 million decrease in revenues from existing operations included a decrease of $3.4 million in freight revenues, partially offset by an increase of $1.1 million in non-freight revenues. The following table breaks down our operating revenues into new operations and existing operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase (Decrease) in Existing Operations
Freight revenues	$88,634	$6,482	$82,152	$85,514	$3,120	3.6%	$(3,362)	-3.9%
Non-freight revenues	42,193	13,627	28,566	27,468	14,725	53.6%	1,098	4.0%

Total operating revenues	$130,827	$20,109	$110,718	$112,982	$17,845	15.8%	$(2,264)	-2.0%

The $3.1 million increase in freight revenues in the three months ended March 31, 2007 compared with 2006 consisted of $6.5 million in freight revenues from new operations, partially offset by a decrease of $3.4 million in freight revenues from existing operations. Fuel surcharge revenue included within freight revenues decreased to $4.2 million in the three months ended March 31, 2007 from $4.8 million in 2006. The $14.7 million increase in non-freight revenues in the three months ended March 31, 2007 consisted of $13.6 million in non-freight revenues from new operations and $1.1 million in non-freight revenues from existing operations.

Freight Revenues

The following table compares freight revenues, carloads and average freight revenue per carload for the three months ended March 31, 2007 and 2006 (in thousands, except average per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended March 31, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$17,528	19.8%	$17,399	20.4%	32,057	15.0%	35,362	16.9%	$547	$492
Coal, Coke & Ores	15,877	17.9%	17,024	19.9%	49,116	22.9%	51,695	24.8%	323	329
Farm & Food Products	10,584	11.9%	6,135	7.2%	23,502	11.0%	16,210	7.8%	450	379
Metals	9,157	10.3%	9,401	11.0%	20,018	9.4%	22,392	10.7%	457	420
Lumber & Forest Products	8,758	9.9%	9,529	11.1%	20,942	9.8%	25,432	12.2%	418	375
Minerals and Stone	8,752	9.9%	8,199	9.6%	29,992	14.0%	20,039	9.6%	292	409
Chemicals-Plastics	6,253	7.1%	6,239	7.3%	10,568	4.9%	10,999	5.3%	592	567
Petroleum Products	6,189	7.0%	6,451	7.5%	8,227	3.8%	8,562	4.1%	752	753
Autos & Auto Parts	1,837	2.1%	1,666	2.0%	3,605	1.7%	3,434	1.6%	510	485
Intermodal	282	0.3%	451	0.5%	537	0.3%	1,035	0.5%	525	436
Other	3,417	3.8%	3,020	3.5%	15,469	7.2%	13,614	6.5%	221	222

Total freight revenues	$88,634	100.0%	$85,514	100.0%	214,033	100.0%	208,774	100.0%	414	410

Total carloads increased by 5,259 carloads or 2.5%. The increase consisted of 22,121 carloads from new operations, partially offset by a decrease of 16,862 carloads or 8.1% from existing operations.

The overall average revenues per carload increased 1.1% to $414. Average revenues per carload from existing operations increased 4.5% to $428. However, average revenues per carload from new operations of $293 caused a decrease to the overall average.

The following table sets forth freight revenues by new operations and existing operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

Freight revenues	2007			2006			2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$17,528	$229	$17,299	$17,399	$129	0.7%	$(100)	-0.6%
Coal, Coke & Ores	15,877	15	15,862	17,024	(1,147)	-6.7%	(1,162)	-6.8%
Farm & Food Products	10,584	4,068	6,516	6,135	4,449	72.5%	381	6.2%
Metals	9,157	45	9,112	9,401	(244)	-2.6%	(289)	-3.1%
Lumber & Forest Products	8,758	9	8,749	9,529	(771)	-8.1%	(780)	-8.2%
Minerals and Stone	8,752	2,043	6,709	8,199	553	6.7%	(1,490)	-18.2%
Chemicals-Plastics	6,253	29	6,224	6,239	14	0.2%	(15)	-0.2%
Petroleum Products	6,189	6	6,183	6,451	(262)	-4.1%	(268)	-4.2%
Autos & Auto Parts	1,837	—	1,837	1,666	171	10.3%	171	10.3%
Intermodal	282	—	282	451	(169)	-37.5%	(169)	-37.5%
Other	3,417	38	3,379	3,020	397	13.1%	359	11.9%

Total freight revenues	$88,634	$6,482	$82,152	$85,514	$3,120	3.6%	$(3,362)	-3.9%

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The increase in same railroad average revenue per carload for each commodity is primarily driven by a combination of rate and fuel surcharge increases, with the exception of coal, coke and ores, which had a decrease in same railroad average revenue per carload in the three months ended March 31, 2007, when compared with the three months ended March 31, 2006, primarily due to a decrease in fuel surcharges.

Pulp and paper revenues decreased by $0.1 million or 0.6%. The decrease consisted of $1.8 million due to a carload decrease of 3,308 or 9.4%, partially offset by $1.7 million due to a 9.7% increase in average revenue per carload. The carload decrease was primarily due to the impact of Class I railroad rate increases, which caused certain shippers to move traffic from rail to other modes of transportation, principally truck.

Coal, coke and ores revenues decreased by $1.2 million or 6.8%. The decrease consisted of $0.3 million due to a 1.9% decrease in average revenue per carload and $0.8 million due to a carload decrease of 2,579 or 5.0%. In the first quarter of 2006, we experienced stronger shipments of coal to electricity generating facilities to replenish their inventories which had been reduced in 2005 as a result of service interruptions. For the first quarter of 2007, volumes were more representative of normal levels.

Metals revenue decreased by $0.3 million or 3.1%. The decrease consisted of $1.1 million due to a carload decrease of 2,469 or 11.0%, partially offset by $0.8 million due to an 8.9% increase in average revenue per carload. The carload decrease was primarily due to decreased shipments of manufactured steel products, which include piping, coils and sheets.

Lumber and forest products revenues decreased by $0.8 million or 8.2%. The decrease consisted of $1.9 million due to a carload decrease of 4,498 or 17.7%, partially offset by $1.1 million due to an 11.5% increase in average revenue per carload. The carload decrease was primarily due to weaker product demand attributable to a decline in the housing market in the United States and customer shipments moving by truck.

Minerals and stone revenues decreased by $1.5 million or 18.2%. The decrease consisted of $2.2 million due to a carload decrease of 4,935 or 24.6%, partially offset by $0.7 million due to an 8.6% increase in average revenue per carload. The carload decrease was primarily due to decreased customer shipments of rock salt for ice control resulting from a relatively mild 2006 winter season in the Northeast United States.

All remaining commodities combined increased by a net $0.5 million or 1.9%.

Non-Freight Revenues

Non-freight revenues were $42.2 million in the three months ended March 31, 2007, compared with $27.5 million in the three months ended March 31, 2006, an increase of $14.7 million, or 53.6%. The $14.7 million increase in non-freight revenues consisted of $13.6 million in non-freight revenues from new operations and $1.1 million in non-freight revenues from existing operations.

The following table compares non-freight revenues for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Non-Freight Revenues Comparison
	Three Months Ended March 31, 2007 and 2006
	2007	% of Total	2006	% of Total
Railcar switching	$18,093	42.9%	$13,737	50.0%
Car hire and rental income	6,518	15.4%	4,651	16.9%
Fuel sales to third parties	5,615	13.3%	—	—
Demurrage and storage	3,298	7.8%	3,145	11.4%
Car repair services	1,527	3.6%	1,558	5.7%
Other operating income	7,142	17.0%	4,377	16.0%

Total non-freight revenues	$42,193	100.0%	$27,468	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended March 31, 2007 and 2006 (dollars in thousands):

Non-freight revenues	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$18,093	$2,982	$15,111	$13,737	$4,356	31.7%	$1,374	10.0%
Car hire and rental income	6,518	2,295	4,223	4,651	1,867	40.1%	(428)	-9.2%
Fuel sales to third parties	5,615	5,615	—	—	5,615	100.0%	—	0.0%
Demurrage and storage	3,299	—	3,299	3,145	154	4.9%	154	4.9%
Car repair services	1,527	—	1,527	1,558	(31)	-2.0%	(31)	-2.0%
Other operating income	7,141	2,735	4,406	4,377	2,764	63.1%	29	0.7%

Total non-freight revenues	$42,193	$13,627	$28,566	$27,468	$14,725	53.6%	$1,098	4.0%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $1.4 million or 10.0%, of which $0.6 million was due to an increase from intra-plant switching due to new customers and rate increases, and $0.7 million was due to an increase from intra-terminal switching.

Car hire and rental income decreased $0.4 million or 9.2%, primarily due to the termination of a railcar lease.

All other non-freight revenues increased $0.2 million or 1.7%.

Operating Expenses

Overview

Operating expenses were $108.8 million in the three months ended March 31, 2007, compared with $91.0 million in the three months ended March 31, 2006, an increase of $17.8 million, or 19.6%. The increase was attributable to $16.9 million from new operations and an increase of $0.9 million from existing operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 83.1% in the three months ended March 31, 2007, from 80.5% in the three months ended March 31, 2006.

The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Operating Expense Comparison
	Three Months Ended March 31, 2007 and 2006
	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$43,207	33.0%	$37,191	32.9%
Equipment rents	9,902	7.6%	9,906	8.8%
Purchased services	10,249	7.8%	7,351	6.5%
Depreciation and amortization	7,894	6.0%	7,311	6.5%
Diesel fuel	11,500	8.8%	11,276	10.0%
Diesel fuel sold to third parties	4,942	3.8%	—	0.0%
Casualties and insurance	5,219	4.0%	2,783	2.5%
Materials	6,484	5.0%	5,795	5.1%
Net gain on sale and impairment of assets	(50)	0.0%	(94)	-0.1%
Other expenses	9,411	7.1%	9,403	8.3%

Total operating expenses	$108,758	83.1%	$90,922	80.5%

Labor and benefits expense was $43.2 million in the three months ended March 31, 2007, compared with $37.2 million in the three months ended March 31, 2006, an increase of $6.0 million, or 16.2%. The increase was attributable to $4.5 million from new operations and an increase of $1.5 million from existing operations. The increase from existing operations was primarily due to increased labor costs attributable to wage increases for existing employees as well as expanded industrial switching activities.

Equipment rents at $9.9 million in the three months ended March 31, 2007, were unchanged from the three months ended March 31, 2006.

Purchased services expense was $10.2 million in the three months ended March 31, 2007, compared with $7.4 million in the three months ended March 31, 2006, an increase of $2.9 million, or 39.4%. The increase was attributable to $4.0 million from new operations, partially offset by a decrease of $1.1 million from existing operations, primarily attributable to a reduction in terminal services in our Mexico operations.

Depreciation and amortization expense was $7.9 million in the three months ended March 31, 2007, compared with $7.3 million in the three months ended March 31, 2006, an increase of $0.6 million, or 8.0%. The increase was attributable to new operations.

Diesel fuel expense was $11.5 million in the three months ended March 31, 2007, compared with $11.3 million in the three months ended March 31, 2006, an increase of $0.2 million, or 2.0%. The increase was attributable to $0.7 million from new operations, partially offset by a decrease of $0.5 million from existing operations. The decrease on existing operations was due to a 4.3% decrease in fuel consumption.

Diesel fuel sold to third parties was entirely due to GWA operations.

Casualties and insurance expense was $5.2 million in the three months ended March 31, 2007, compared with $2.8 million in the three months ended March 31, 2006, an increase of $2.4 million. The $2.8 million recorded in the first quarter of 2006 was $1.6 million below our average quarterly casualties and insurance expense from 2006. The $5.2 million recorded in the first quarter of 2007 was $0.8 million above our average quarterly casualties and insurance expense for 2006, and was primarily related to a tunnel fire in Oregon.

Materials expense was $6.5 million in the three months ended March 31, 2007, compared with $5.8 million in the three months ended March 31, 2006, an increase of $0.7 million or 11.9%. The increase was attributable to $0.1 million from new operations and an increase of $0.6 million from existing operations primarily due to increased equipment maintenance.

Net gain on sale and impairment of assets was $0.1 million in the three months ended March 31, 2007, which was consistent with the three months ended March 31, 2006.

Other expenses were $9.4 million in the three months ended March 31, 2007, which was consistent with the three months ended March 31, 2006. Other expenses from new operations increased $0.8 million, which were offset by a decrease of $0.8 million from existing operations.

Other Income (Expense) Items

Equity Income of Unconsolidated International Affiliates

In the three months ended March 31, 2006, equity income of unconsolidated international affiliates was $2.0 million primarily due to our investment in ARG. As previously disclosed, we sold our equity investment in ARG and discontinued equity accounting for our South American investment in Oriental during the second quarter of 2006.

Interest Income

Interest income was $3.4 million in the three months ended March 31, 2007, compared with $0.1 million in the three months ended March 31, 2006, an increase of $3.3 million. The increase in interest income was primarily due to the investment of a portion of the cash proceeds from the ARG Sale.

Interest Expense

Interest expense was $3.8 million in the three months ended March 31, 2007, compared with $5.0 million in the three months ended March 31, 2006, a decrease of $1.2 million or 23.7%, primarily due to the reduction of debt resulting from the use of a portion of the cash proceeds from the ARG Sale.

Other (Expense) Income, Net

Other (expense) income, net in the three months ended March 31, 2007, was expense of $0.1 million compared with income of $0.4 million in the three months ended March 31, 2006.

Provision for Income Taxes

Our effective income tax rate in the three months ended March 31, 2007 was 33.5% compared with 28.5% in the three months ended March 31, 2006. The increase in 2007 was primarily attributable to the impact of our Mexican operations. In the third quarter of 2006, due to our uncertainty of future taxable income, we recorded a full valuation allowance against Mexico’s deferred tax assets and ceased recording any additional tax benefits. Accordingly, in 2006 we recorded a tax benefit on Mexico’s loss, while in 2007 no such tax benefit was recorded.

Net Income and Earnings Per Share

Net income in the three months ended March 31, 2007, was $14.3 million compared with net income of $14.0 million in the three months ended March 31, 2006, an increase of $0.3 million.

Basic earnings per share remained constant at $0.38 in the three months ended March 31, 2007, compared with the three months ended March 31, 2006. Diluted earnings per share increased by $0.01 to $0.34 in the three months ended March 31, 2006 from $0.33 in the three months ended March 31, 2006. Weighted average shares for basic and diluted were 37.3 million and 41.9 million, respectively, in the three months ended March 31, 2007, compared with 37.3 million and 42.4 million, respectively, in the three months ended March 31, 2006.

Financial Results by Segment

As discussed in Note 2 to the consolidated financial statements included elsewhere in this report, because of the changing economic circumstances of our Mexican operations as compared to our other operations, we have presented our Mexican operations as a separate segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” beginning with the quarter ended September 30, 2006. Accordingly, we operate two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Rail Operations Excluding Mexico segment primarily operates short line and regional railroads in the United States, Canada and Australia. For the quarter ended March 31, 2007, these operations generated $125.1 million in operating revenues, $23.5 million in operating income and $16.3 million in net income, with $7.2 million in their provision for income taxes. During the quarter ended March 31, 2007, these operations invested $2.6 million in purchases of property and equipment and incurred $7.7 million in depreciation and amortization, respectively.

Our Mexico Operations segment operates a regional railroad in southern Mexico. It has experienced significant economic difficulty as more fully described in Note 2 to the consolidated financial statements included elsewhere in this report. For the three months ended March 31, 2007, these operations generated $5.7 million in operating revenues, $1.4 million in operating losses and $2.0 million of net loss. During the three months ended March 31, 2007, these operations invested $0.3 million in purchases of property and equipment and incurred $0.2 million in depreciation and amortization.

Liquidity and Capital Resources

During the three months ended March 31, 2007 and 2006, we generated $30.2 million and $27.5 million, respectively, of cash from operations. The increase in 2007 over 2006 was primarily due to the following items: an increase in net income of $0.3 million, an increase in depreciation and amortization of $0.6 million, a decrease in excess tax benefit from share based compensation of $1.9 million, and a decrease of $1.4 million in non-cash equity earnings, partially offset by a $1.8 million decrease in deferred taxes.

During the three months ended March 31, 2007 and 2006, our cash flows used in investing activities were $1.3 million and $6.3 million, respectively. For the three months ended March 31, 2007, primary drivers of cash used in investing activities were $6.0 million of cash used for capital expenditures, net of $1.0 million received from current year government grants, partially offset by $4.5 million in cash received from government grants and insurance proceeds for capital projects completed in 2006, and $0.1 million in cash proceeds from the disposition of property and equipment. For the three months ended March 31, 2006, primary drivers of the cash flows used in investing activities were $6.6 million of net cash used for capital expenditures, partially offset by $0.3 million in cash proceeds from the disposition of property and equipment.

During the three months ended March 31, 2007 and 2006, our cash flows used in financing activities were $35.9 million and $19.0 million, respectively. For the three months ended March 31, 2007, primary drivers of the financing activities were a net decrease in outstanding debt of $0.5 million and treasury stock repurchases of $37.4 million, partially offset by $1.6 million for stock purchases by employees and $0.4 million from the excess income tax benefit from share based payment arrangements. For the three months ended March 31, 2006, primary drivers of the financing activities were a net decrease in outstanding debt of $23.7 million, partially offset by $2.4 million for stock purchases by employees and $2.3 million from the excess income tax benefit from share based payment arrangements.

At March 31, 2007, we had long-term debt, including current portion, totaling $245.5 million, which comprised 32.8% of our total capitalization. At December 31, 2006 we had long-term debt, including current portion, totaling $245.7 million, which comprised 32.1% of our total capitalization.

2007 Budgeted Capital Expenditures

We have budgeted $58.0 million, net of government grants, in capital expenditures in 2007, which consists of track and equipment improvements of $42.0 million, business development projects of $7.0 million and equipment lease buyouts of $9.0 million. As of March 31, 2007, we have incurred $6.0 million, net of $1.0 million received under related government grants, of the $58.0 budgeted capital expenditures for 2007. We have also received $3.1 million from government grants related to our prior year capital budget. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations and cash received from the ARG Sale together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

U.S. Credit Facilities

As of March 31, 2007, our $225.0 million revolving loan, which matures in 2010, consisted of no outstanding debt, letter of credit guarantees of $0.2 million and $224.8 million of unused borrowing capacity. The $224.8 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of March 31, 2007. See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information regarding our credit facilities.

Mexican Financings

As previously disclosed, on March 20, 2007, our Mexican subsidiary, GW Servicios S.A. (Servicios) was unable to fund its U.S. dollar denominated principal and interest payment of $1.9 million due under its loan agreements. Failure to make this payment constituted an event of default under Servicios’ loan agreements. As a result, the lenders to the Mexican operations may now accelerate the outstanding debt and commence actions to (i) collect on the entire outstanding balance under the loan agreements ($14.0 million, which includes accrued interest), or (ii) exercise their rights to the collateral pledged under the loan agreements, including FCCM’s rolling stock and our shares in FCCM. If the lenders accelerate the outstanding debt, they may demand immediate payment of $7.0 from us pursuant to a guarantee. Neither this payment default, nor any action that might be taken by the lenders to collect under the loan agreements, would result in a default under our other outstanding debt obligations. In November 2006, under the guarantee arrangement, we made a Servicios’ principal and interest payment of $1.9 million on their behalf that had been due in September 2006.

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

We also hold a 10.37% indirect equity interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on this remaining 10.37% equity interest.

Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding our investment in Oriental.

Impact of Foreign Currencies on Operating Revenues

In the three months ended March 31, 2007, foreign currency translation had a positive impact on our consolidated operating revenues primarily due to the strengthening of the Australian dollar. The following table presents the effect of translating our first quarter 2007 reported revenues at the average foreign currency exchange rates in effect for the first quarter of 2006 (dollars in thousands):

	Three Months Ended March 31, 2007
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
U.S. Operating Revenues	$90,113	$—	$90,113
Australian Operating Revenues	19,633	1,158	18,475
Canada Operating Revenues	15,361	(285)	15,646
Mexico Operating Revenues	5,720	(225)	5,945

Total Operating Revenues	$130,827	$648	$130,179

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

Our off-balance sheet arrangements consist of operating lease obligations and guarantee arrangements. For additional information on our operating lease obligations and guarantee arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Contractual Obligations and Commercial Commitments” in our 2006 Form 10-K. We have no other off-balance sheet arrangements that we believe may have a material current or future adverse effect on our consolidated financial statements.

Recently Issued Accounting Standards

On January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not result in any material impact on our results of operations or financial position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 159” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the provisions of SFAS 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In 2004, we entered into an interest rate swap agreement and swapped our variable LIBOR interest rate on long-term debt for a fixed interest rate. The swap expires in September 2007. At March 31, 2007 and December 31, 2006, the notional amount under this agreement was $21.7 million and $21.4 million, respectively, and the swap agreement represented a liability with a fair value of less than $0.1 million.

On February 13, 2006, we entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of our investment in 50% of the equity of ARG. The contracts, which expired in May 2006, were extended to June 1, 2006, and protected the hedged portion of our net investment from exposure to large fluctuations in the U.S. Dollar/Australian Dollar exchange rate. As a result of the change in the fair value of this agreement from the inception through March 31, 2006, we recorded an asset of $6.4 million ($4.1 million net of tax) at March 31, 2006, with an offset to currency translation adjustment. At expiration, excluding the effects of fluctuations in the exchange rate on our net investment, we recorded a loss of $4.3 million from these contracts, which was included in the net gain on the ARG Sale in the second quarter of 2006.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting — During the quarterly period covered by this Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Rail Partners

On February 23, 2006, James Owens d/b/a International Trade and Transport, Ltd. (Owens) and the Board of Trustees of the Port of Galveston (the Port) filed the second amended complaint in the County Court for Galveston County (County Court) in Texas against Genesee & Wyoming Inc., Galveston Railroad, L.P. (Galveston Railroad), Rail Link Inc. (Rail Link), the general manager of the Galveston Railroad and Rail Management Corporation (RMC), the former owner of the Galveston Railroad (collectively, the Defendants). Owens’ claims arose in connection with a rail car switching agreement with the Galveston Railroad, and the Port’s claims arose in connection with the Galveston Railroad’s lease of the Port’s facilities. On August 11, 2006, the Defendants entered into a settlement agreement (the Port Settlement Agreement) with the Port. Without admitting any liability, the Defendants agreed to settle the Port’s pending claims against the Defendants in the County Court. In connection with the Port Settlement Agreement, we agreed to pay $0.8 million to the Port, which is reflected as an expense in our statement of operations for the quarter ended September 30, 2006. Our subsidiary, Galveston Railroad, has also entered into a new lease with the Port, which lease has a twenty (20) year term.

As previously disclosed, Owens was not a party to the Port Settlement Agreement. On March 30, 2007, the County Court dismissed all of Owens’ remaining claims against the Defendants as part of a settlement agreement (the Owens Settlement Agreement) entered into between the Defendants and Owens. Without admitting any liability, the Defendants have agreed to settle all of Owens’ remaining claims. No liability was incurred by us, Galveston Railroad, the general manager of the Galveston Railroad or Rail Link in connection with the Owens Settlement Agreement.

There are no remaining claims associated with this litigation and the matter has been fully settled.

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

Bolivia

We indirectly hold a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through an interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. (IFB). This debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of GWC that we were ceasing our efforts to restructure the $12.0 million debt obligation. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise their rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. On October 26, 2006, Banco de Chile (another of GWC’s creditors that holds approximately 15% of the $12.0 million debt) commenced separate court proceedings before the 4th Civil Tribunal of Santiago with the same objectives. Notice of this proceeding was given to GWC and IFB on November 20, 2006. We do not expect these proceedings to have a material effect on its financial statements.

We also hold a 10.37% indirect equity interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on our remaining 10.37% equity interest. Please refer to Note 2 for additional information regarding our investment in Oriental.

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

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of Annual Report on Form 10-K for our year ended December 31, 2006.

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

During the three months ended March 31, 2007, we repurchased 1,477,100 million shares of our Class A Common Stock at an average cost of $25.30 per share. As of March 31, 2007, 1,938,600 shares of our common stock had been repurchased under these plans.

2007	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
January 1 to January 31	—	$—	—	2,538,500
February 1 to February 28	302,800	$27.17	302,800	2,235,700
March 1 to March 31	1,174,300	$24.82	1,174,300	1,061,400

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 9, 2007	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: May 9, 2007	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications