Form 10-Q
period 2007-06-30
GENESEE & WYOMING INC
filed 2007-08-09
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  YES     ☒  NO

Shares of common stock outstanding as of the close of business on August 3, 2007:

Class	Number of Shares Outstanding
Class A Common Stock	38,491,164
Class B Common Stock	3,975,178

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GENESEE & WYOMING INC. AND SUBSIDIARIES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES	$132,149	$113,590	$262,976	$226,572

OPERATING EXPENSES:
Transportation	43,659	38,880	86,021	77,280
Maintenance of ways and structures	13,794	10,412	25,701	20,338
Maintenance of equipment	19,048	16,078	38,135	32,511
Diesel fuel sold to third parties	5,256	1,631	10,198	1,631
General and administrative	22,547	25,280	45,163	44,226
Net gain on sale of assets	(394)	(38)	(444)	(132)
Gain on insurance recovery	—	(1,937)	—	(1,937)
Depreciation and amortization	8,038	6,939	15,932	14,250
Restructuring charges	2,704	—	2,704	—

Total operating expenses	114,652	97,245	223,410	188,167

INCOME FROM OPERATIONS	17,497	16,345	39,566	38,405
Gain on sale of equity investment in ARG	—	208,423	—	208,423
Investment loss - Bolivia	—	(5,878)	—	(5,878)
Equity loss of unconsolidated international affiliates	—	(12,759)	—	(10,752)
Interest income	2,624	1,082	5,987	1,182
Interest expense	(4,401)	(4,689)	(8,224)	(9,697)
Other income, net	977	1,037	894	1,483

Income before income taxes	16,697	203,561	38,223	223,166
Provision for income taxes	5,954	85,812	13,160	91,403

Net income	$10,743	$117,749	$25,063	$131,763

Basic earnings per common share	$0.30	$3.12	$0.69	$3.51

Weighted average shares - Basic	35,847	37,680	36,554	37,515

Diluted earnings per common share	$0.27	$2.76	$0.61	$3.10

Weighted average shares - Diluted	40,425	42,602	41,141	42,533

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$105,623	$240,206
Accounts receivable, net of allowances for doubtful accounts of $3,399 and $2,907, respectively	117,637	117,099
Materials and supplies	10,262	11,302
Prepaid expenses and other	12,324	14,695
Deferred income tax assets, net	7,687	7,617

Total current assets	253,533	390,919

PROPERTY AND EQUIPMENT, net	596,666	573,292
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,636	4,644
GOODWILL	38,626	37,788
INTANGIBLE ASSETS, net	118,887	120,669
OTHER ASSETS, net	9,650	11,055
DEFERRED INCOME TAX ASSETS, net	2,663	2,697

Total assets	$1,024,661	$1,141,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,483	$4,372
Accounts payable	95,574	98,186
Accrued expenses	36,929	38,364
Income tax payable-Australia	2,684	91,925
Deferred income tax liabilities, net	495	291

Total current liabilities	138,165	233,138

LONG-TERM DEBT, less current portion	231,779	241,313
DEFERRED INCOME TAX LIABILITIES, net	77,272	72,876
DEFERRED ITEMS - grants from governmental agencies	65,080	56,588
OTHER LONG-TERM LIABILITIES	17,004	16,962
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,707,095 and 43,422,957 shares issued and 35,445,746 and 37,635,235 shares outstanding (net of 8,251,349 and 5,787,722 shares in treasury) on June 30, 2007 and December 31, 2006, respectively	437	434
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,178 shares issued and outstanding on June 30, 2007 and December 31, 2006	40	40
Additional paid-in capital	193,664	187,460
Retained earnings	377,255	352,192
Accumulated other comprehensive income	13,459	4,411
Less treasury stock, at cost	(89,494)	(24,350)

Total stockholders’ equity	495,361	520,187

Total liabilities and stockholders’ equity	$1,024,661	$1,141,064

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,063	$131,763
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,932	14,250
Compensation cost related to equity awards	2,754	4,787
Excess tax benefit from share-based compensation	(815)	(3,445)
Deferred income taxes	3,836	10,827
Gain on insurance recovery	—	(1,937)
Gain on sale of equity investment in ARG	—	(208,423)
Net gain on sale of assets	(444)	(132)
Decrease (increase) in cash surrender value of split dollar life insurance	66	(281)
Non-cash restructuring charges	2,704	—
Write-off of deferred financing fees from early extinguishment of debt	561	—
Investment loss-Bolivia	—	5,878
Equity loss of unconsolidated international affiliates, net of tax	—	7,500
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	2,293	2,817
Materials and supplies	1,364	(1,937)
Prepaid expenses and other	1,537	(207)
Accounts payable and accrued expenses	(8,157)	1,324
Income tax payable-Australia	(94,103)	82,070
Other assets and liabilities, net	1,017	(344)

Net cash (used in) provided by operating activities	(46,392)	44,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of government grants	(20,773)	(18,690)
Proceeds from ARG Sale	—	296,277
Cash paid for acquisitions, net	—	(13,611)
Insurance proceeds for the replacement of assets	1,715	—
Premiums paid on split dollar life insurance	(61)	(89)
Proceeds from disposition of property and equipment	570	343

Net cash (used in) provided by investing activities	(18,549)	264,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(14,286)	(182,832)
Proceeds from issuance of long-term debt	—	92,500
Net proceeds from employee stock purchases	2,431	3,969
Treasury stock purchases	(65,144)	—
Excess tax benefit from share-based compensation	815	3,445

Net cash used in financing activities	(76,184)	(82,918)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,542	(2,224)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(134,583)	223,598
CASH AND CASH EQUIVALENTS, beginning of period	240,206	18,669

CASH AND CASH EQUIVALENTS, end of period	$105,623	$242,267

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2007 and 2006, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2006 was derived from the audited financial statements in the Company’s 2006 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2007 presentation.

2.	CHANGES IN OPERATIONS:

Mexico

In October 2005, the Company’s wholly-owned subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonalá and the Guatemalan border, rendering approximately 175 miles of rail line inoperable. Since then, FCCM has been working with the Secretaria de Communicaciones y Transporte (SCT) and other Mexican government agencies to develop a reconstruction plan for the damaged portion of the railroad.

On June 25, 2007, FCCM formally notified the SCT of its intent to cease its rail operations and to terminate its 30-year concession from the Mexican government. The SCT has challenged FCCM’s right to cease operations and terminate the concession. However, the Company believes SCT’s assertions are without merit. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the continued uncertain timing of the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM is not a viable business.

The Company expects that the formal liquidation of FCCM will be completed by year-end 2007. In connection with the liquidation of FCCM, the Company recorded $3.1 million of restructuring and other related charges during the second quarter of 2007. See Note 10 for additional information regarding restructuring and other related charges in connection with the liquidation of FCCM.

As of June 30, 2007, FCCM had $17.1 million in assets consisting of $6.0 million of non-current assets, primarily locomotives and cars, and approximately $11.1 million of current assets, primarily receivables and inventory. Under the terms of FCCM’s concession, the Mexican government may acquire or lease FCCM’s equipment based on fair market value. Absent acquisition or lease by the Mexican government, the Company intends to repatriate and/or sell the equipment in the United States.

On June 8, 2007, the Company entered into an assignment agreement with International Finance Corporation (IFC) and Nederlandse Financierings–Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, (i) IFC and FMO demanded payment of, and the Company agreed to pay, approximately $7.0 million due under the guarantee agreement related to certain amended loan agreements and promissory notes of the Company’s Mexican subsidiaries (collectively, the Loan Agreements) and (ii) the Company purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, the Company recorded a $0.6 million charge due to the recognition of previously deferred financing fees related to the Loan Agreements to interest expense during the second quarter of 2007.

Also on June 8, 2007, the Company, IFC and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios) entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to the Company for $1.0 million, plus an additional $0.4 million if FCCM is still in business on June 8, 2008. In addition, on June 8, 2007, the Company, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof. Neither the payment default discussed above, nor the entering into the agreements described above and the consummation of the transactions contemplated therein, will result in a default under the Company’s outstanding debt obligations.

As a result of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company has presented its Mexican business as a separate segment in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131) beginning July 1, 2006. See Note 8 for additional information regarding the Company’s segments.

Australia

Effective June 1, 2006, the Company and its 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of Australian Railroad Group Pty Ltd (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale) generating a net gain of $208.4 million during the second quarter of 2006. Simultaneous with the ARG Sale, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA) and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because the Company previously held a 50% share of these assets through the Company’s ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s 50% share of the impairment loss recorded by ARG, which was included in equity loss of international affiliates in the consolidated statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, the Company has included 100% of the value of GWA’s net assets ($30.1 million) in its consolidated balance sheet since June 1, 2006. The Company completed its allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to its preliminary allocation.

South America

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, the Company determined that its 22.89% indirect investment in Ferroviaria Oriental S.A. (Oriental) had suffered an other-than-temporary decline in value. Based on the Company’s assessment of fair value, the Company’s $8.9 million investment was written down by $5.9 million with a corresponding charge to earnings in the second quarter of 2006.

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

Commonwealth Railway: On August 25, 2006, the Company exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million, of which, approximately $2.1 million is expected to be funded by the Commonwealth of Virginia. The 12.5 mile rail line runs through Portsmouth, Chesapeake, and Suffolk, VA. The Company’s subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon the final execution of the contract with the Commonwealth of Virginia. In July 2007, the Company completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that it has historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather-related impacts such as hurricanes or droughts, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed and entered into a number of transactions recently that have changed and will change its results of operations. Because of variations in the structure, timing, and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions in the countries in which it operates, including paper products in Canada, lumber and forest products in the United States and cement in Mexico. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australia grain).

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the six months ended June 30, 2006, as if the Australian Transactions had occurred as of January 1, 2006 (dollars in thousands, except per share amounts):

Six Months Ended June 30, 2006
Operating revenues	$256,697
Net income	$22,643
Basic earnings per share	$0.60
Diluted earnings per share	$0.53

The unaudited pro forma operating results include the Australian Transactions adjusted, net of tax, for the net gain of $208.4 million from the ARG Sale, certain closing costs incurred from the ARG Sale and interest expense savings from the pay down of the debt from proceeds received from the ARG Sale.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the Australian Transactions been completed as of the assumed date and for the period presented and are not intended to be a projection of future results or trends.

3.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$10,743	$117,749	$25,063	$131,763

Denominators:
Weighted average Class A Common Shares outstanding - Basic	35,847	37,680	36,554	37,515
Weighted average Class B Common Shares outstanding	3,975	3,975	3,975	3,975
Dilutive effect of equity awards	603	947	612	1,043

Weighted average shares - Diluted	40,425	42,602	41,141	42,533

Earnings per common share:
Basic	$0.30	$3.12	$0.69	$3.51

Diluted	$0.27	$2.76	$0.61	$3.10

For the three months ended June 30, 2007 and 2006, a total of 1,156,113 and 6,685 shares, respectively, and for the six months ended June 30, 2007 and 2006, a total of 1,171,113 and 320,846 shares, respectively, of common stock issuable under the assumed exercises of stock options computed based on the treasury stock method were not included in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Stock Repurchase

The Company announced on February 13, 2007, that its Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company’s Class A Common Stock, which was in addition to 538,500 shares available for repurchase under a previous authorization. During the six months ended June 30, 2007, the Company repurchased 2,452,530 shares of the Company’s Class A Common Stock available for repurchase under the repurchase plan. The shares were repurchased at an average cost of $26.42 per share.

4.	FOREIGN CURRENCY HEDGE:

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

5.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic (income) benefit cost (dollars in thousands):

	Pension
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$(6)	$20	$23	$67
Interest cost	51	48	103	104
Expected return on plan assets	(60)	(46)	(121)	(93)
Amortization of transition liability	36	36	72	72
Amortization of prior service cost	(4)	(6)	(8)	(6)
Amortization of loss	3	1	7	9
Curtailment gain	(142)	—	(142)	—

Net periodic (income) benefit cost	$(122)	$53	$(66)	$153

	Other Post Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$10	$31	$44	$67
Interest cost	52	63	112	124
Amortization of loss	5	10	6	24

Net periodic benefit cost	$67	$104	$162	$215

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $0.6 million to its pension plans in 2007. As of June 30, 2007, contributions of $0.2 million have been made to fund the Company’s pension plans. The Company anticipates contributing the remaining $0.4 million to fund its pension plans in 2007.

During the three months ended June 30, 2007, the Company froze the pension benefits of substantially all remaining eligible employees (Frozen Participants). As a result, the Company recorded a $0.1 million curtailment gain. Effective with the curtailment, new employees will not be eligible to participate in the plan. Future earnings of Frozen Participants will not be considered in the computation of benefits.

6.	INCOME TAXES:

The Company’s effective income tax rate in the three months ended June 30, 2007, was 35.7% compared with 42.2% in the three months ended June 30, 2006. The Company’s effective income tax rate for the six months ended June 30, 2007 was 34.4% compared with 41.0% in the six months ended June 30, 2006. The decrease in 2007 was primarily attributable to the impact of the gain on the ARG Sale in 2006, partially offset by a full valuation allowance recorded against the net operating losses and other income tax benefits of Mexico in 2007.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. After considering the Company’s preexisting reserves for uncertain tax positions, the adoption of FIN 48 did not result in any material adjustments to the Company’s results of operations or financial position.

At June 30, 2007, the Company’s liability for uncertain tax positions was $6.9 million, $6.5 million of which would reduce its effective tax rate if recognized. The Company’s liability for uncertain tax positions increased $5.8 million in the second quarter of 2007 in connection with the payment of Australian taxes related to the ARG Sale.

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of June 30, 2007, the Company had $0.2 million of accrued interest related to such uncertain tax positions.

As of June 30, 2007, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

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

On May 27, 2004, the Quebec Superior Court dismissed the plaintiff’s request to institute the class action, and the plaintiff filed an appeal with the Quebec Court of Appeal. On November 11, 2005, the Quebec Court of Appeal overturned the Quebec Superior Court’s finding a class could not be certified, but noted the proposed class could only include owners and tenants within the defined geographic area since 1999. This case was remanded back to the same judge who previously dismissed the plaintiff’s request to institute a class action. On January 9, 2006, Genesee & Wyoming Canada Inc., Quebec-Gatineau Railway Inc. and CP filed applications for leave to the Supreme Court of Canada with respect to the Quebec Court of Appeal’s decision to allow the class action to proceed.

On May 18, 2006, the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006. On June 26, 2006, the plaintiff filed a Bill of Costs before the Quebec Court of Appeal and was awarded immaterial costs. The plaintiff has not yet commenced proceedings on the merits of the underlying claim and has requested a settlement conference be held prior to any proceedings being instituted. The settlement conference took place at the end of May 2007. The parties were unable to reach resolution; however, there continues to be discussions of settlement. Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

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

Guarantees

On June 8, 2007, the Company entered into an assignment agreement with IFC and FMO, pursuant to which, among other things, IFC and FMO demanded payment of, and the Company agreed to pay, approximately $7.0 million due under the guarantee agreement related to its Mexican subsidiary, Servicios. See Note 2 for additional information regarding this guarantee.

The Company also guarantees an obligation of one of its Canadian rail lines under a lease agreement entered into on July 28, 1997. The maximum amount of the obligation subject to this guarantee is $2.0 million.

8.	BUSINESS SEGMENTS:

As discussed in Note 2, because of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company has presented its Mexican business as a separate operating segment in accordance with SFAS No. 131 beginning July 1, 2006. Accordingly, the Company operates two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Performance of the segments is evaluated based on operating income (loss) of the segment. Other than cash advances to the Company’s Mexico Operations segment, there were no material inter-segment transactions in the periods presented. As of June 30, 2007, the Company’s Mexico Operations segment had a $35.1 million intercompany liability due to the Railroad Operations Excluding Mexico segment.

Summarized financial information for each business segment for the three and six months ended June 30, 2007 and 2006, are as follows (dollars in thousands):

Business Segment Data

	Three Months Ended June 30, 2007
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$125,293	$6,856	$132,149
Depreciation and amortization expense	7,839	199	8,038
Restructuring charges	—	2,704	2,704
Operating income (loss)	21,387	(3,890)	17,497
Interest income	2,610	14	2,624
Interest expense	(3,145)	(1,256)	(4,401)
Provision for income taxes	5,954	—	5,954
Net income (loss)	15,883	(5,140)	10,743
Purchases of property and equipment, net of government grants	17,617	270	17,887

	Three Months Ended June 30, 2006
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$106,435	$7,155	$113,590
Depreciation and amortization expense	6,380	559	6,939
Operating income (loss)	17,436	(1,091)	16,345
Interest income	1,075	7	1,082
Interest expense	(4,253)	(436)	(4,689)
Provision for income taxes	85,218	594	85,812
Net income (loss)	118,909	(1,160)	117,749
Purchases of property and equipment, net of government grants	11,168	930	12,098

	Six Months Ended June 30, 2007
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$250,401	$12,575	$262,976
Depreciation and amortization expense	15,546	386	15,932
Restructuring charges	—	2,704	2,704
Operating income (loss)	44,847	(5,281)	39,566
Interest income	5,963	24	5,987
Interest expense	(6,386)	(1,838)	(8,224)
Provision for income taxes	13,160	—	13,160
Net income (loss)	32,160	(7,097)	25,063
Purchases of property and equipment, net of government grants	20,243	530	20,773

	Six Months Ended June 30, 2006
	Railroad Operations Excluding Mexico	Mexico Operations	Consolidated
Operating revenues	$211,962	$14,610	$226,572
Depreciation and amortization expense	13,098	1,152	14,250
Operating income (loss)	39,828	(1,423)	38,405
Interest income	1,166	16	1,182
Interest expense	(8,830)	(867)	(9,697)
Provision for income taxes	91,020	383	91,403
Net income (loss)	133,035	(1,272)	131,763
Purchases of property and equipment, net of government grants	16,808	1,882	18,690

9.	COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007	2006
Net Income	$10,743	$117,749
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,135	(1,273)
Sale of ARG investment (recognized gain from currency translation adjustment)	—	(22,755)
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $6 and $48, respectively	12	102
Net unrealized gains on qualifying cash flow hedges of ARG, net of tax provision of $195	—	454
Sale of ARG investment (write-off of unrealized gain/losses on qualifying cash flow hedges)	—	857
Changes in pension and other postretirement benefit, net of tax benefit of $19	(36)	—

Comprehensive income	$17,854	$95,134

	Six Months Ended June 30,
	2007	2006
Net Income	$25,063	$131,763
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,956	(1,206)
Sale of ARG investment (recognized gain from currency translation adjustment)		(22,755)
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $13 and $71, respectively	30	150
Net unrealized gains on qualifying cash flow hedges of ARG, net of tax provision of $343	—	801
Sale of ARG investment (write-off of unrealized gain/losses on qualifying cash flow hedges)		857
Changes in pension and other postretirement benefit, net of tax provision of $33	62	—

Comprehensive income	$34,111	$109,610

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balances, December 31, 2006	$5,137	$(683)	$(43)	$4,411
Current period change	8,956	62	30	9,048

Balances, June 30, 2007	$14,093	$(621)	$(13)	$13,459

The change in the foreign currency translation adjustment for the six months ended June 30, 2007, relates primarily to the Company’s operations with a functional currency in Australian dollars.

10.	RESTRUCTURING AND OTHER RELATED CHARGES:

As discussed in Note 2, on June 25, 2007, FCCM formally notified the SCT of its intent to cease its rail operations and to terminate its 30-year concession from the Mexican government. In connection with the liquidation of FCCM, the Company recorded $3.1 million of restructuring and other related charges within its Mexico Operations segment during the second quarter of 2007, consisting of $2.7 million in restructuring charges and $0.4 million in general and administrative expenses. These general and administrative expenses included items such as adjustments to reduce certain assets to estimated net realizable value. The Company also recorded a charge to interest expense of $0.6 million due to the recognition of previously deferred financing fees in Mexico.

Of the $2.7 million in restructuring charges recorded in the second quarter of 2007, the Company incurred $2.4 million for severance and termination benefits in accordance with SFAS No. 112, “Employers’ Accounting for Postemployement Benefits,” and $0.3 million for other expenses directly related to the liquidation. These charges related to the anticipated elimination of substantially all (approximately 400) of FCCM’s employees and were recorded within the Mexico Operations segment. The Company expects to pay substantially all of the related severance and termination payments by the end of 2007.

11.	RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 159” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the provisions of SFAS 159.

12.	SUBSEQUENT EVENTS:

The Company announced on August 1, 2007, that its Board of Directors authorized the repurchase of up to 4,000,000 shares of the Company’s Class A Common Stock. The repurchases may occur from time to time in the open market, including under 10b5-1 plans, or in privately negotiated transactions. This authorization was in addition to repurchases previously authorized.

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

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, those noted in our 2006 Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Australia, Canada and Mexico and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia.

Net income in the three months ended June 30, 2007, was $10.7 million, compared with net income of $117.7 million in the three months ended June 30, 2006. Our diluted earnings per share (EPS) in the second quarter of 2007 were $0.27 with 40.4 million shares outstanding, compared with diluted EPS of $2.76 with 42.6 million shares outstanding in the second quarter of 2006. Operating losses and restructuring charges from our hurricane-damaged Mexico Operations segment reduced diluted EPS by $0.13 in the second quarter of 2007 compared with a $0.03 negative impact on diluted EPS in the second quarter of 2006. The second quarter of 2006 also included certain gains and charges, primarily related to the sale of the Western Australia operations of the Australian Railroad Group (ARG), which increased diluted EPS by $2.44.

Net income in the six months ended June 30, 2007, was $25.1 million, compared with net income of $131.8 million in the six months ended June 30, 2006. Our diluted EPS in the six months ended June 30, 2007, were $0.61 with 41.1 million shares outstanding, compared with diluted EPS of $3.10 with 42.5 million shares outstanding in the six months ended June 30, 2006. Operating losses and restructuring charges from our hurricane-damaged Mexico Operations segment reduced diluted EPS by $0.17 in the six months ended June 30, 2007, compared with a $0.03 negative impact on diluted EPS in the six months ended June 30, 2006. The six months ended June 30, 2006, also included certain gains and charges, primarily related to the sale of the Western Australia operations of ARG (ARG Sale), which increased diluted EPS by $2.41.

Operating revenues in the three months ended June 30, 2007, were $132.1 million, compared with $113.6 million in the second quarter of 2006. The increase in our quarter-over-quarter revenues was due to a $14.7 million increase from new operations, primarily Genesee & Wyoming Australia Pty Ltd (GWA), and a same railroad increase in revenues of $3.9 million.

Operating revenues in the six months ended June 30, 2007, were $263.0 million, compared with $226.6 million in the six months ended June 30, 2006. The increase in our period-over-period revenues was due to a $34.8 million increase from new operations, primarily GWA, and a same railroad increase in revenues of $1.6 million.

When we discuss same railroad revenues in this report, we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Same railroad total revenues increased 3.4%, while same railroad freight revenues decreased 1.2% in the three months ended June 30, 2007, when compared with the three months ended June 30, 2006. The 1.2% decline in same railroad freight revenues was primarily due to a decrease of $2.1 million in coal, coke and ores and a $0.9 million decline in our other commodities category, partially offset by an increase of $0.7 million in metals. Same railroad total revenues increased 0.7%, while same railroad freight revenues decreased 2.6% in the six months ended June 30, 2007, when compared with the six months ended June 30, 2006. The 2.6% decline in same railroad freight revenues was primarily due to decreases of $1.1 million in minerals and stone and $3.3 million in coal, coke and ores.

Our operating income in the three months ended June 30, 2007, was $17.5 million, compared with $16.3 million in the three months ended June 30, 2006. The operating ratio was 86.8% in the second quarter of 2007, compared with an operating ratio of 85.6% in the second quarter of 2006. The operating ratio for the second quarter of 2007 was impacted by a $3.9 million operating loss from our Mexico Operations segment, including a $3.1 million charge for restructuring and other related charges associated with our plans to liquidate this operation. The operating ratio for the second quarter of 2006 was impacted by ARG Sale-related expenses of $4.9 million, a gain on an insurance settlement of $1.9 million and an operating loss of $1.1 million from our Mexico Operations segment.

Our operating income in the six months ended June 30, 2007, was $39.6 million, compared with $38.4 million in the six months ended June 30, 2006. The operating ratio was 85.0% in the six months ended June 30, 2007, compared with an operating ratio of 83.0% in the six months ended June 30, 2006. The operating ratio for the six months ended June 30, 2007, was impacted by (i) a $5.3 million operating loss from our Mexico Operations segment, including a $3.1 million charge for restructuring and other related charges associated with our plans to liquidate this operation, and (ii) a tunnel fire in Oregon, which cost $0.7 million. The operating ratio for the six months ended June 30, 2006, was impacted by (i) ARG Sale-related expenses of $5.8 million, (ii) a gain on an insurance settlement of $1.9 million and (iii) an operating loss of $1.4 million from the Mexico Operations segment.

During the six months ended June 30, 2007, we used $46.4 million in cash in our operating activities. During this period we paid $95.6 million in Australian taxes related to the ARG Sale, which closed in 2006. Also during the six month period, we repurchased 2,452,530 shares of our Class A Common Stock at an average cost of $26.42 per share for a total of $64.8 million. We also purchased $24.7 million of property and equipment, net of $3.3 million received from current year government grants, and we received $5.6 million in cash from government grants and insurance proceeds for capital projects completed in 2006.

On June 25, 2007, our wholly-owned subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) formally notified the Secretaria de Comunicaciones y Transporte (SCT) of its intent to cease its rail operations and to terminate its 30-year concession from the Mexican government. The SCT challenged FCCM’s right to cease operations and terminate the concession. However, we believe SCT’s assertions are without merit. The decision to cease FCCM’s operations was made on June 22, 2007, and was the result of the extensive damage from Hurricane Stan in October 2005 to certain bridges and track segments along FCCM’s rail line in the state of Chiapas. Without reconstruction of the hurricane-damaged line, FCCM is not a viable business. Our results for the second quarter of 2007 included $3.1 million of restructuring and other related charges due to the closure of our hurricane-damaged Mexican operation, as well as a charge of $0.6 million due to the recognition of previously deferred financing fees in Mexico. We also expect to continue to incur operating losses in Mexico due to the ongoing liquidation process.

Changes in Operations

Mexico

In October 2005, FCCM was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonalá and the Guatemalan border, rendering approximately 175 miles of rail line inoperable. Since then, FCCM has been working with the SCT and other Mexican government agencies to develop a reconstruction plan for the damaged portion of the railroad.

On June 25, 2007, FCCM formally notified the SCT of its intent to cease its rail operations and to terminate its 30-year concession from the Mexican government. The SCT has challenged FCCM’s right to cease operations and terminate the concession. However, we believe SCT’s assertions are without merit. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the continued uncertain timing of the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM is not a viable business.

We expect that the formal liquidation of FCCM will be completed by year-end 2007. In connection with the liquidation of FCCM, we recorded $3.1 million of restructuring and other related charges during the second quarter of 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Other Related Charges” included elsewhere in this report for additional information regarding restructuring charges related to the liquidation of FCCM.

As of June 30, 2007, FCCM had $17.1 million in assets consisting of $6.0 million of non-current assets, primarily locomotives and cars, and approximately $11.1 million of current assets, primarily receivables and inventory. Under the terms of FCCM’s concession, the Mexican government may acquire or lease FCCM’s equipment based on fair market value. Absent acquisition or lease by the Mexican government, we intend to repatriate and/or sell the equipment in the United States. We also expect to continue to incur operating losses in Mexico due to the ongoing liquidation process.

On June 8, 2007, we entered into an assignment agreement with the International Finance Corporation (IFC) and Nederlandse Financierings-Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, (i) IFC and FMO demanded payment of, and we agreed to pay, approximately $7.0 million due under the guarantee agreement related to certain amended loan agreements and promissory notes of our Mexican subsidiaries (collectively, the Loan Agreements) and (ii) we purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, we recorded a $0.6 million charge due to the recognition of previously deferred financing fees related to the Loan Agreements to interest expense during the second quarter of 2007. In addition, on June 8, 2007, we, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof. Also on June 8, 2007, we, IFC and our Mexican subsidiary, GW Servicios S.A. (Servicios) entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to us for $1.0 million, plus an additional $0.4 million if FCCM is still in business on June 8, 2008.

See “Liquidity and Capital Resources - Mexican Financings,” for additional information on our obligations with respect to the Mexican operations.

Australia

Effective June 1, 2006, we and our 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown (ARG Sale) generating a net gain of $208.4 million during the second quarter of 2006. Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50% ownership of the remaining operations of ARG, which are principally located in South Australia, for $15.1 million (GWA Purchase). The GWA Purchase was accounted for under the purchase method of accounting. However, because we previously held a 50% share of these assets through our ownership interest in ARG, we applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity loss of international affiliates in the consolidated statement of operations in the year ended December 31, 2006. GWA commenced operations on June 1, 2006. Accordingly, we have included 100% of the value of GWA’s net assets ($30.1 million) in our consolidated balance sheet since June 1, 2006. We completed our allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to our preliminary allocation.

South America

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, we determined that our 22.89% indirect investment in Ferroviaria Oriental S.A. (Oriental) had suffered an other-than-temporary decline in value. Based on our assessment of fair value, our $8.9 million investment was written down by $5.9 million with a corresponding charge to earnings in the second quarter of 2006.

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

Commonwealth Railway: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million, of which, approximately $2.1 million is expected to be funded by the Commonwealth of Virginia. The 12.5 mile rail line runs through Portsmouth, Chesapeake and Suffolk, VA. Our subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon the final execution of the contract with the Commonwealth of Virginia. In July 2007, we completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth.

Results of Operations

When comparing our results of operations from one reporting period to another, you should consider that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather related impacts such as hurricanes or droughts, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Recent transactions (including acquisitions in the United States (U.S.) and Australia, the divestiture of our 50% equity investment in ARG and the write-down of non-current assets in our Mexico operations) have changed our operations. Because of variations in the structure, timing and size of these transactions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our railroads have commodity shipments that are sensitive to general economic conditions in the countries in which we operate, including paper products in Canada, chemicals in the United States and cement in Mexico. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain).

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Operating Revenues

Overview

Operating revenues were $132.1 million in the three months ended June 30, 2007, compared with $113.6 million in the three months ended June 30, 2006, an increase of $18.6 million, or 16.3%. The $18.6 million increase in operating revenues consisted of $14.7 million in revenues from new operations and an increase of $3.9 million, or 3.4%, in revenues from existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our consolidated financial results for a comparable period in the prior year. The $3.9 million increase in revenues from existing operations included an increase of $4.9 million in non-freight revenues, partially offset by an decrease of $1.0 million in freight revenues. The following table breaks down our operating revenues into new operations and existing operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase (Decrease) in Existing Operations
Freight revenues	$86,209	$4,281	$81,928	$82,923	$3,286	4.0%	$(995)	-1.2%
Non-freight revenues	45,940	10,403	35,537	30,667	15,273	49.8%	4,870	15.9%

Total operating revenues	$132,149	$14,684	$117,465	$113,590	$18,559	16.3%	$3,875	3.4%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2007 and 2006 (in thousands, except carloads and average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended June 30, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$17,080	19.8%	$17,328	20.9%	30,956	15.2%	34,817	16.8%	$552	$498
Coal, Coke & Ores	12,922	15.0%	14,998	18.1%	42,513	20.9%	47,335	22.9%	304	317
Minerals and Stone	10,751	12.5%	8,935	10.8%	36,128	17.8%	25,423	12.3%	298	351
Metals	10,067	11.7%	9,344	11.3%	21,704	10.7%	21,475	10.4%	464	435
Lumber & Forest Products	9,927	11.5%	9,405	11.3%	23,383	11.5%	24,409	11.8%	425	385
Farm & Food Products	8,986	10.4%	5,947	7.2%	16,813	8.3%	16,321	7.9%	534	364
Chemicals-Plastics	6,430	7.5%	6,265	7.6%	10,244	5.0%	10,611	5.1%	628	590
Petroleum Products	5,519	6.4%	5,256	6.3%	7,012	3.5%	7,090	3.4%	787	741
Autos & Auto Parts	2,187	2.5%	2,114	2.5%	4,137	2.0%	4,017	1.9%	529	526
Intermodal	279	0.3%	405	0.5%	563	0.3%	920	0.4%	496	440
Other	2,061	2.4%	2,926	3.5%	9,672	4.8%	14,440	7.1%	213	203

Total freight revenues	$86,209	100.0%	$82,923	100.0%	203,125	100.0%	206,858	100.0%	424	401

Total carloads decreased by 3,733 carloads, or 1.8%. The decrease consisted of a decrease of 16,939 carloads, or 8.2%, from existing operations, partially offset by 13,206 carloads from new operations.

The overall average revenues per carload increased 5.7% to $424. Average revenues per carload from existing operations increased 7.6% to $431.

The following table sets forth freight revenues by new operations and existing operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$17,080	$186	$16,894	$17,328	$(248)	-1.4%	$(434)	-2.5%
Coal, Coke & Ores	12,922	35	12,887	14,998	(2,076)	-13.8%	(2,111)	-14.1%
Minerals and Stone	10,751	1,469	9,282	8,935	1,816	20.3%	347	3.9%
Metals	10,067	32	10,035	9,344	723	7.7%	691	7.4%
Lumber & Forest Products	9,927	11	9,916	9,405	522	5.6%	511	5.4%
Farm & Food Products	8,986	2,441	6,545	5,947	3,039	51.1%	598	10.1%
Chemicals-Plastics	6,430	36	6,394	6,265	165	2.6%	129	2.1%
Petroleum Products	5,519	5	5,514	5,256	263	5.0%	258	4.9%
Autos & Auto Parts	2,187	—	2,187	2,114	73	3.5%	73	3.5%
Intermodal	279	—	279	405	(126)	-31.1%	(126)	-31.1%
Other	2,061	66	1,995	2,926	(865)	-29.6%	(931)	-31.8%

Total freight revenues	$86,209	$4,281	$81,928	$82,923	$3,286	4.0%	$(995)	-1.2%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues decreased by $0.4 million, or 2.5%. The decrease consisted of $2.1 million due to a carload decrease of 3,864, or 11.1%, partially offset by $1.7 million due to a 9.7% increase in average revenues per carload. The carload decrease was primarily due to the impact of Class I railroad rate increases, resulting in increased truck competition, as well as a weak newsprint market.

Coal, coke and ores revenues decreased by $2.1 million, or 14.1%. The decrease consisted of $0.6 million due to a 4.3% decrease in average revenues per carload and $1.5 million due to a carload decrease of 4,822, or 10.2%. The decrease in average revenues per carload was primarily due to a change in mix of business. The carload decrease was primarily due to scheduled maintenance outages at two electricity generating facilities served by us. The maintenance at both plants was completed in mid-May.

Lumber and forest products revenues increased by $0.5 million, or 5.4%. The increase consisted of $0.9 million due to a 10.1% increase in average revenues per carload, partially offset by $0.4 million due to a carload decrease of 1,027, or 4.2%. The increase in average revenues per carload was primarily due to a change in mix of business.

Farm and food products revenues increased by $0.6 million, or 10.1%. The increase consisted of $1.4 million due to a 23.6% increase in average revenues per carload, partially offset by $0.8 million due to a carload decrease of 1,792, or 11.0%. The carload decrease was primarily due to GWA’s drought affected grain traffic. Because rates for GWA’s grain traffic have both a fixed and variable component, the grain traffic decrease resulted in higher average revenues per carload.

Other freight revenues decreased by $0.9 million, or 31.8%. The decrease consisted of $1.1 million due to a carload decrease of 5,061, or 35.0%, partially offset by $0.1 million due to an increase of 4.9% in average revenues per carload. The decrease in carloads was primarily due to a reduction in haulage traffic following a trestle failure at one of our railroads.

All remaining commodities combined increased by a net $1.4 million, or 4.2%.

Non-Freight Revenues

Non-freight revenues were $45.9 million in the three months ended June 30, 2007, compared with $30.7 million in the three months ended June 30, 2006, an increase of $15.3 million, or 49.8%. The $15.3 million increase in non-freight revenues consisted of $10.4 million in non-freight revenues from new operations and $4.9 million in non-freight revenues from existing operations.

The following table compares non-freight revenues for the three months ended June 30, 2007 and 2006 (dollars in thousands):

Non-Freight Revenues Comparison

Three Months Ended June 30, 2007 and 2006

	2007	% of Total	2006	% of Total
Railcar switching	$19,455	42.3%	$15,170	49.5%
Car hire and rental income	6,903	15.0%	4,648	15.2%
Fuel sales to third parties	6,057	13.2%	1,761	5.7%
Demurrage and storage	3,510	7.6%	2,868	9.4%
Car repair services	1,795	3.9%	1,484	4.8%
Other operating income	8,220	18.0%	4,736	15.4%

Total non-freight revenues	$45,940	100.0%	$30,667	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$19,455	$2,382	$17,073	$15,170	$4,285	28.2%	$1,903	12.5%
Car hire and rental income	6,903	1,793	5,110	4,648	2,255	48.5%	462	9.9%
Fuel sales to third parties	6,057	3,945	2,112	1,761	4,296	244.0%	351	19.9%
Demurrage and storage	3,510	25	3,485	2,868	642	22.4%	617	21.5%
Car repair services	1,795	—	1,795	1,484	311	21.0%	311	21.0%
Other operating income	8,220	2,258	5,962	4,736	3,484	73.6%	1,226	25.9%

Total non-freight revenues	$45,940	$10,403	$35,537	$30,667	$15,273	49.8%	$4,870	15.9%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $1.9 million, or 12.5%, of which $0.6 million was due to an increase from intra-plant switching due to new customers and rate increases, $0.9 million was due to an increase from intra-terminal switching, primarily at U.S. ports served by our railroads, and $0.4 million was from GWA intra-plant switching.

Car hire and rental income increased $0.5 million, or 9.9%, primarily due to increased locomotive and freight car rental at GWA.

Other operating income increased $1.2 million, or 25.9%, primarily due to $0.6 million from GWA crewing and other ancillary charges, $0.3 million from an insurance refund in Mexico and an increase in all other operating revenues of approximately $0.3 million.

Operating Expenses

Overview

Operating expenses were $114.7 million in the three months ended June 30, 2007, compared with $97.2 million in the three months ended June 30, 2006, an increase of $17.4 million, or 17.9%. The increase was attributable to $12.2 million from new operations and an increase of $5.2 million from existing operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 86.8% in the three months ended June 30, 2007, from 85.6% in the three months ended June 30, 2006, primarily as a result of the restructuring and other related charges due to our decision to liquidate our Mexican operations.

The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$43,317	32.8%	$42,746	37.6%
Equipment rents	10,018	7.6%	9,119	8.0%
Purchased services	11,650	8.8%	8,372	7.4%
Depreciation and amortization	8,038	6.1%	6,939	6.1%
Diesel fuel	12,025	9.1%	11,357	10.0%
Diesel fuel sold to third parties	5,256	4.0%	1,631	1.4%
Casualties and insurance	4,214	3.2%	4,139	3.6%
Materials	7,461	5.7%	5,704	5.0%
Net gain on sale of assets	(394)	-0.3%	(38)	0.0%
Gain on insurance recovery	—	0.0%	(1,937)	-1.7%
Other expenses	10,363	7.8%	9,213	8.2%
Restructuring	2,704	2.0%	—	0.0%

Total operating expenses	$114,652	86.8%	$97,245	85.6%

Labor and benefits expense was $43.3 million in the three months ended June 30, 2007, compared with $42.7 million in the three months ended June 30, 2006, an increase of $0.6 million, or 1.3%. The increase was attributable to $3.1 million from new operations, partially offset by a decrease of $2.5 million from existing operations. The decrease from existing operations was primarily due to bonuses having been paid in 2006 as a result of the ARG Sale, partially offset by wage increases from existing activities as well as expanded industrial switching activities.

Equipment rent expense was $10.0 million in the three months ended June 30, 2007, compared with $9.1 million in the three months ended June 30, 2006, an increase of $0.9 million, or 9.9%. The increase was attributable to $0.5 million from new operations and an increase of $0.4 million from existing operations.

Purchased services expense was $11.7 million in the three months ended June 30, 2007, compared with $8.4 million in the three months ended June 30, 2006, an increase of $3.3 million, or 39.2%. The increase was primarily attributable to GWA’s outsourcing of track and equipment maintenance.

Depreciation and amortization expense was $8.0 million in the three months ended June 30, 2007, compared with $6.9 million in the three months ended June 30, 2006, an increase of $1.1 million, or 15.8%. The increase was attributable to $0.5 million from new operations and an increase of $0.6 million from existing operations.

Diesel fuel expense was $12.0 million in the three months ended June 30, 2007, compared with $11.4 million in the three months ended June 30, 2006, an increase of $0.7 million, or 5.9%. The increase was primarily attributable to GWA.

Diesel fuel sold to third parties was entirely from GWA operations acquired June 1, 2006. Accordingly, the 2006 expense reflects only one month versus three months in 2007.

Materials expense was $7.5 million in the three months ended June 30, 2007, compared with $5.7 million in the three months ended June 30, 2006, an increase of $1.8 million, or 30.8%. The increase was primarily attributable to an increase of $1.6 million from existing operations.

Gain on insurance recovery of $1.9 million in the three months ended June 30, 2006, was attributable to the replacement of a bridge destroyed by fire in our New York/Pennsylvania Region.

Other expenses were $10.4 million in the three months ended June 30, 2007, compared with $9.2 million in the three months ended June 30, 2006, an increase of $1.2 million, or 12.5%. The increase was attributable to $0.6 million from new operations and an increase of $0.6 million from existing operations.

Restructuring charges of $2.7 million in the three months ended June 30, 2007, were primarily attributable to severance and postemployment costs recognized as a result of our decision to liquidate our Mexican operations.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $208.4 million in the three months ended June 30, 2006, related to the ARG Sale. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the ARG Sale.

Investment Loss-Bolivia

We recorded an investment loss of $5.9 million in the three months ended June 30, 2006, related to our South America equity investment. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on our Bolivia investment.

Equity Loss of Unconsolidated International Affiliates

In the three months ended June 30, 2006, equity loss of unconsolidated international affiliates was $12.8 million primarily due to our investment in ARG, including a $16.2 million pre-tax impairment loss, representing our 50% share of the impairment loss recorded by ARG. As previously disclosed, we sold our equity investment in ARG and discontinued equity accounting for our South American investment in Oriental during the second quarter of 2006.

Interest Income

Interest income was $2.6 million in the three months ended June 30, 2007, compared with $1.1 million in the three months ended June 30, 2006, an increase of $1.5 million. The increase in interest income was primarily due to the investment of a portion of the cash proceeds from the ARG Sale.

Interest Expense

Interest expense was $4.4 million in the three months ended June 30, 2007, compared with $4.7 million in the three months ended June 30, 2006, a decrease of $0.3 million or 6.1%, primarily due to the reduction of debt resulting from the use of a portion of the cash proceeds from the ARG Sale, partially offset by $0.6 million for the write-off of deferred financing fees from the early extinguishment of debt in Mexico.

Provision for Income Taxes

Our effective income tax rate in the three months ended June 30, 2007, was 35.7% compared with 42.2% in the three months ended June 30, 2006. The decrease in 2007 was primarily attributable to the impact of the gain on the ARG Sale in 2006, partially offset by a full valuation allowance recorded against the net operating losses and other income tax benefits of our Mexican operations in 2007.

Net Income and Earnings Per Share

Net income in the three months ended June 30, 2007, was $10.7 million, compared with net income of $117.7 million in the three months ended June 30, 2006. Our diluted EPS in the second quarter of 2007 were $0.27 with 40.4 million shares outstanding, compared with diluted EPS of $2.76 with 42.6 million shares outstanding in the second quarter of 2006. Operating losses and restructuring and other related charges from our hurricane-damaged Mexico Operations segment reduced diluted EPS by $0.13 in the second quarter of 2007 compared with a $0.03 negative impact on diluted EPS in the second quarter of 2006. The second quarter of 2006 also included certain gains and charges, primarily related to the ARG Sale, which increased diluted EPS by $2.44. Basic EPS were $0.30 with 35.8 million shares outstanding in the three months ended June 30, 2007, compared with earnings per share of $3.12 with 37.7 million shares outstanding in the three months ended June 30, 2006.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Operating Revenues

Overview

Operating revenues were $263.0 million in the six months ended June 30, 2007, compared with $226.6 million in the six months ended June 30, 2006, an increase of $36.4 million, or 16.1%. The $36.4 million increase in operating revenues consisted of $34.8 million in revenues from new operations and an increase of $1.6 million, or 0.7%, in revenues from existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our consolidated financial results for a comparable period in the prior year. The $1.6 million increase in revenues from existing operations included an increase of $6.0 million in non-freight revenues, partially offset by a decrease of $4.4 million in freight revenues. The following table breaks down our operating revenues into new operations and existing operations for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase (Decrease) in Existing Operations
Freight revenues	$174,844	$10,764	$164,080	$168,437	$6,407	3.8%	$(4,357)	-2.6%
Non-freight revenues	88,132	24,031	64,101	58,135	29,997	51.6%	5,966	10.3%

Total operating revenues	$262,976	$34,795	$228,181	$226,572	$36,404	16.1%	$1,609	0.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2007 and 2006 (in thousands, except carloads and average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Six Months Ended June 30, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$34,608	19.8%	$34,727	20.6%	63,013	15.1%	70,179	16.9%	$549	$495
Coal, Coke & Ores	28,800	16.5%	32,022	19.0%	91,629	22.0%	99,030	23.8%	314	323
Farm & Food Products	19,570	11.2%	12,083	7.2%	40,315	9.7%	32,531	7.8%	485	371
Minerals and Stone	19,502	11.2%	17,134	10.2%	66,120	15.8%	45,462	10.9%	295	377
Metals	19,224	11.0%	18,745	11.1%	41,722	10.0%	43,867	10.6%	461	427
Lumber & Forest Products	18,685	10.7%	18,934	11.2%	44,325	10.6%	49,841	12.0%	422	380
Chemicals-Plastics	12,683	7.2%	12,504	7.4%	20,812	5.0%	21,610	5.2%	609	579
Petroleum Products	11,708	6.7%	11,707	7.0%	15,239	3.6%	15,652	3.8%	768	748
Autos & Auto Parts	4,024	2.3%	3,779	2.2%	7,742	1.9%	7,451	1.8%	520	507
Intermodal	560	0.3%	855	0.5%	1,100	0.3%	1,955	0.5%	509	437
Other	5,480	3.1%	5,947	3.6%	25,141	6.0%	28,054	6.7%	218	212

Total freight revenues	$174,844	100.0%	$168,437	100.0%	417,158	100.0%	415,632	100.0%	419	405

Total carloads increased by 1,526 carloads, or 0.4%. The increase consisted of 35,327 carloads from new operations, partially offset by a decrease of 33,801 carloads, or 8.1%, from existing operations.

The overall average revenues per carload increased 3.4% to $419. Average revenues per carload from existing operations increased 6.0% to $430.

The following table sets forth freight revenues by new operations and existing operations for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$34,608	$415	$34,193	$34,727	$(119)	-0.3%	$(534)	-1.5%
Coal, Coke & Ores	28,800	51	28,749	32,022	(3,222)	-10.1%	(3,273)	-10.2%
Farm & Food Products	19,570	6,508	13,062	12,083	7,487	62.0%	979	8.1%
Minerals and Stone	19,502	3,510	15,992	17,134	2,368	13.8%	(1,142)	-6.7%
Metals	19,224	77	19,147	18,745	479	2.6%	402	2.1%
Lumber & Forest Products	18,685	21	18,664	18,934	(249)	-1.3%	(270)	-1.4%
Chemicals-Plastics	12,683	65	12,618	12,504	179	1.4%	114	0.9%
Petroleum Products	11,708	11	11,697	11,707	1	0.0%	(10)	-0.1%
Autos & Auto Parts	4,024	—	4,024	3,779	245	6.5%	245	6.5%
Intermodal	560	—	560	855	(295)	-34.5%	(295)	-34.5%
Other	5,480	106	5,374	5,947	(467)	-7.9%	(573)	-9.6%

Total freight revenues	$174,844	$10,764	$164,080	$168,437	$6,407	3.8%	$(4,357)	-2.6%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues decreased by $0.5 million, or 1.5%. The decrease consisted of $3.9 million due to a carload decrease of 7,172, or 10.2%, partially offset by $3.4 million due to a 9.7% increase in average revenues per carload. The carload decrease was primarily due to the impact of Class I railroad rate increases resulting in truck competition and a weak newsprint market.

Coal, coke and ores revenues decreased by $3.3 million, or 10.2%. The decrease consisted of $1.0 million due to a 3.0% decrease in average revenues per carload and $2.3 million due to a carload decrease of 7,401, or 7.5%. The decrease in average revenues per carload was primarily due to a change in mix of business. The carload decrease was primarily due to scheduled maintenance outages at two electricity generating facilities served by us. The maintenance at both plants was completed in mid-May. In addition, we experienced stronger shipments of coal in the first quarter of 2006 to electricity generating facilities to replenish their inventories which had been reduced in 2005 as a result of service interruptions. In the first quarter of 2007, volumes were more representative of normal levels.

Farm and food products revenues increased by $1.0 million, or 8.1%. The increase consisted of $1.6 million due to a 13.0% increase in average revenues per carload, partially offset by $0.6 million due to a carload decrease of 1,422, or 4.4%. The carload decrease was primarily due to GWA’s drought affected grain traffic. Because rates for GWA’s grain traffic have both a fixed and variable component, the grain traffic decrease resulted in higher average revenues per carload.

Minerals and stone revenues decreased by $1.1 million, or 6.7%. The decrease consisted of $1.8 million due to a carload decrease of 4,698, or 10.3%, partially offset by $0.7 million due to a 4.1% increase in average revenues per carload. The carload decrease was primarily due to decreased customer shipments of rock salt for ice control in 2007 resulting from higher customer rock salt inventories remaining after a relatively mild 2006 winter season in the Northeast United States.

Metals revenues increased by $0.4 million, or 2.1%. The increase consisted of $1.5 million due to a 7.9% increase in average revenues per carload, partially offset by $1.1 million due to a carload decrease of 2,356, or 5.4%. The carload decrease was primarily due to decreased shipments of manufactured steel products, which include piping, coils and sheets.

Lumber and forest products revenues decreased by $0.3 million, or 1.4%. The decrease consisted of $2.3 million due to a carload decrease of 5,525, or 11.1%, partially offset by $2.0 million due to a 10.9% increase in average revenues per carload. The increase in average revenues per carload was primarily due to a change in mix of business.

All remaining commodities combined decreased by a net $0.5 million, or 1.5%.

Non-Freight Revenues

Non-freight revenues were $88.1 million in the six months ended June 30, 2007, compared with $58.1 million in the six months ended June 30, 2006, an increase of $30.0 million, or 51.6%. The $30.0 million increase in non-freight revenues consisted of $24.0 million in non-freight revenues from new operations and $6.0 million in non-freight revenues from existing operations.

The following table compares non-freight revenues for the six months ended June 30, 2007 and 2006 (dollars in thousands):

Non-Freight Revenues Comparison

Six Months Ended June 30, 2007 and 2006

	2007	% of Total	2006	% of Total
Railcar switching	$37,548	42.6%	$28,907	49.7%
Car hire and rental income	13,422	15.2%	9,300	16.0%
Fuel sales to third parties	11,672	13.2%	1,761	3.0%
Demurrage and storage	6,809	7.7%	6,013	10.3%
Car repair services	3,322	3.8%	3,042	5.2%
Other operating income	15,359	17.5%	9,112	15.8%

Total non-freight revenues	$88,132	100.0%	$58,135	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$37,548	$5,366	$32,182	$28,907	$8,641	29.9%	$3,275	11.3%
Car hire and rental income	13,422	4,089	9,333	9,300	4,122	44.3%	33	0.4%
Fuel sales to third parties	11,672	9,561	2,111	1,761	9,911	562.8%	350	19.9%
Demurrage and storage	6,809	24	6,785	6,013	796	13.2%	772	12.8%
Car repair services	3,322	—	3,322	3,042	280	9.2%	280	9.2%
Other operating income	15,359	4,991	10,368	9,112	6,247	68.6%	1,256	13.8%

Total non-freight revenues	$88,132	$24,031	$64,101	$58,135	$29,997	51.6%	$5,966	10.3%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $3.3 million, or 11.3%, of which $1.3 million was due to an increase from intra-plant switching due to new customers and rate increases, $2.0 million was due to an increase from intra-terminal switching, primarily at U.S. ports served by our railroads, and $0.4 million was from GWA intra-plant switching.

Other operating income increased $1.3 million, or 13.8%, primarily due to $0.6 million from GWA crewing and other ancillary charges, $0.3 million from an insurance refund in Mexico and an increase in all other operating revenues of approximately $0.4 million.

Operating Expenses

Overview

Operating expenses were $223.4 million in the six months ended June 30, 2007, compared with $188.2 million in the six months ended June 30, 2006, an increase of $35.2 million, or 18.7%. The increase was attributable to $29.2 million from new operations and an increase of $6.0 million from existing operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 85.0% in the six months ended June 30, 2007, from 83.0% in the six months ended June 30, 2006, primarily as a result of the restructuring and other related charges due to our decision to liquidate our Mexican operations.

The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2007 and 2006 (dollars in thousands):

Operating Expense Comparison

Six Months Ended June 30, 2007 and 2006

	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$86,524	32.9%	$79,937	35.3%
Equipment rents	19,920	7.6%	19,025	8.4%
Purchased services	21,899	8.3%	15,724	6.9%
Depreciation and amortization	15,932	6.1%	14,250	6.3%
Diesel fuel	23,525	9.0%	22,632	10.0%
Diesel fuel sold to third parties	10,198	3.9%	1,631	0.7%
Casualties and insurance	9,433	3.6%	6,921	3.1%
Materials	13,944	5.3%	11,499	5.1%
Net gain on sale of assets	(444)	-0.2%	(132)	-0.1%
Gain on insurance recovery	—	0.0%	(1,937)	-0.9%
Other expenses	19,775	7.5%	18,617	8.2%
Restructuring	2,704	1.0%	—	0.0%

Total operating expenses	$223,410	85.0%	$188,167	83.0%

Labor and benefits expense was $86.5 million in the six months ended June 30, 2007, compared with $79.9 million in the six months ended June 30, 2006, an increase of $6.6 million, or 8.2%. The increase was attributable to $7.6 million from new operations, partially offset by a decrease of $1.0 million from existing operations. The decrease from existing operations was primarily due to bonuses having been paid in 2006 as a result of the ARG Sale, partially offset by wage increases from existing activities and expanded industrial switching activities.

Purchased services expense was $21.9 million in the six months ended June 30, 2007, compared with $15.7 million in the six months ended June 30, 2006, an increase of $6.2 million, or 39.3%. The increase was attributable to $7.0 million from new operations, partially offset by a decrease of $0.8 million from existing operations, primarily attributable to a reduction in terminal services in our Mexico operations.

Depreciation and amortization expense was $15.9 million in the six months ended June 30, 2007, compared with $14.3 million in the six months ended June 30, 2006, an increase of $1.7 million, or 11.8%. The increase was primarily attributable to $1.1 million from new operations.

Diesel fuel expense was $23.5 million in the six months ended June 30, 2007, compared with $22.6 million in the six months ended June 30, 2006, an increase of $0.9 million, or 3.9%. The increase was attributable to $1.4 million from new operations, partially offset by a decrease of $0.5 million from existing operations. The decrease on existing operations was due to a 6.4% decrease in fuel consumption.

Diesel fuel sold to third parties was entirely from GWA operations acquired June 1, 2006. Accordingly, the 2006 expense reflects only one month versus six months in 2007.

Casualties and insurance expense was $9.4 million in the six months ended June 30, 2007, compared with $6.9 million in the six months ended June 30, 2006, an increase of $2.5 million. The $6.9 million recorded in the first six months of 2006 was $1.9 million below our average casualties and insurance expense for 2006. The $9.4 million recorded in the first six months of 2007 was $0.6 million above our average casualties and insurance expense for 2006. This increase was primarily related to a tunnel fire in Oregon.

Materials expense was $13.9 million in the six months ended June 30, 2007, compared with $11.5 million in the six months ended June 30, 2006, an increase of $2.4 million, or 21.3%. The increase was primarily attributable to an increase of $2.1 million from existing operations.

Gain on insurance recovery of $1.9 million in the six months ended June 30, 2006, was attributable to the replacement of a bridge destroyed by fire in our New York/Pennsylvania Region.

Other expenses were $19.8 million in the six months ended June 30, 2007, compared with $18.6 million in the six months ended June 30, 2006, an increase of $1.2 million. The increase was attributable to $1.4 million from new operations, which were partially offset by a decrease of $0.2 million from existing operations.

Restructuring charges of $2.7 million in the six months ended June 30, 2007, were primarily attributable to severance and postemployment costs recognized as a result of our decision to liquidate our Mexican operations.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $208.4 million in the six months ended June 30, 2006, related to the ARG Sale. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the ARG Sale.

Investment Loss - Bolivia

We recorded an investment loss of $5.9 million in the six months ended June 30, 2006, related to our South American equity investment. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on our Bolivia investment.

Equity Loss of Unconsolidated International Affiliates

In the six months ended June 30, 2006, equity loss of unconsolidated international affiliates was $10.8 million primarily due to our investment in ARG, including a $16.2 million pre-tax impairment loss, representing our 50% share of the impairment loss recorded by ARG. As previously disclosed, we sold our equity investment in ARG and discontinued equity accounting for our South American investment in Oriental during the second quarter of 2006.

Interest Income

Interest income was $6.0 million in the six months ended June 30, 2007, compared with $1.2 million in the six months ended June 30, 2006, an increase of $4.8 million. The increase in interest income was primarily due to the investment of a portion of the cash proceeds from the ARG Sale.

Interest Expense

Interest expense was $8.2 million in the six months ended June 30, 2007, compared with $9.7 million in the six months ended June 30, 2006, a decrease of $1.5 million, or 15.2%, primarily due to the reduction of debt resulting from the use of a portion of the cash proceeds from the ARG Sale, partially offset by $0.6 million for the write-off of deferred financing fees from the early extinguishment of debt in Mexico.

Provision for Income Taxes

Our effective income tax rate in the six months ended June 30, 2007, was 34.4% compared with 41.0% in the six months ended June 30, 2006. The decrease in 2007 was primarily attributable to the impact of the gain on the ARG Sale in 2006, partially offset by a full valuation allowance recorded against the net operating losses and other tax benefits of our Mexican operations in 2007.

Net Income and Earnings Per Share

Net income in the six months ended June 30, 2007, was $25.1 million, compared with net income of $131.8 million in the six months ended June 30, 2006. Our diluted EPS in the six months ended June 30, 2007, were $0.61 with 41.1 million shares outstanding, compared with diluted EPS of $3.10 with 42.5 million shares outstanding in the six months ended June 30, 2006. Operating losses and restructuring and other related charges from our hurricane-damaged Mexico Operations segment reduced diluted EPS by $0.17 in the six months ended June 30, 2007, compared with a $0.03 negative impact on diluted EPS in the six months ended June 30, 2006. The six months ended June 30, 2006, also included certain gains and charges, primarily related to the ARG Sale, which increased diluted EPS by $2.41. Basic EPS were $0.69 with 36.6 million shares outstanding in the six months ended June 30, 2007, compared with basic EPS of $3.51 with 37.5 million shares outstanding in the six months ended June 30, 2006.

Financial Results by Segment

As discussed in Note 2 to the Notes to Consolidated Financial Statements included elsewhere in this report, because of the changing economic circumstances of our Mexican operations as compared to our other operations, we have presented our Mexican operations as a separate segment in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” beginning with the quarter ended September 30, 2006. Accordingly, we operate two reportable segments: Rail Operations Excluding Mexico and Mexico Operations. Rail Operations Excluding Mexico segment primarily operates short line and regional railroads in the United States, Canada and Australia. For the three months ended June 30, 2007, these operations generated $125.3 million in operating revenues, $21.4 million in operating income and $15.9 million in net income, with $6.0 million in their provision for income taxes. For the three months ended June 30, 2007, these operations invested $17.6 million in purchases of property and equipment and incurred $7.8 million in depreciation and amortization. For the six months ended June 30, 2007, these operations generated $250.4 million in operating revenues, $44.8 million in operating income and $32.2 million in net income, with $13.2 million in their provision for income taxes. During the six months ended June 30, 2007, these operations invested $20.2 million in purchases of property and equipment and incurred $15.5 million in depreciation and amortization.

Our Mexico Operations segment operates a regional railroad in southern Mexico. It has experienced significant economic difficulty as more fully described in Note 2 to the Notes to Consolidated Financial Statements included elsewhere in this report. For the three months ended June 30, 2007, these operations generated $6.9 million in operating revenues, $3.9 million in operating losses and $5.1 million of net loss. During the three months ended June 30, 2007, these operations invested $0.3 million in purchases of property and equipment and incurred $0.2 million in depreciation and amortization. For the six months ended June 30, 2007, these operations generated $12.6 million in operating revenues, $5.3 million in operating losses and $7.1 million of net loss. During the six months ended June 30, 2007, these operations invested $0.5 million in purchases of property and equipment and incurred $0.4 million in depreciation and amortization.

Restructuring and Other Related Charges

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Operations –Mexico”, on June 25, 2007, we announced that FCCM formally notified the SCT of its intent to cease its rail operations and to terminate its 30-year concession from the Mexican government. In connection with the liquidation of FCCM, we recorded $3.1 million of restructuring and other related charges within our Mexico Operations segment during the second quarter of 2007, including $2.7 million in restructuring charges and $0.4 million in general and administrative expenses. These general and administrative expenses included items such as adjustments necessary to reduce certain assets to estimated net realizable value. We also recorded a charge to interest expense of $0.6 million due to the recognition of previously deferred financing fees in Mexico.

Of the $2.7 million in restructuring charges recorded in the second quarter of 2007, we incurred $2.4 million for severance and termination benefits in accordance with SFAS No. 112, “Employers’ Accounting for Postemployement Benefits,” and $0.3 million for other expenses directly related to the liquidation. These charges related to the anticipated elimination of substantially all (approximately 400) of FCCM’s employees and were recorded within the Mexico Operations segment. We expect to incur $0.5 million to $1.0 million of additional severance and postemployment related charges related to the FCCM liquidation in 2007. We expect to pay substantially all of the related severance and termination payments by the end of 2007. We also expect to incur additional charges for wind-down expenses, non-cash write-off of accumulated foreign currency translation and certain tax impacts in 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2007, we used $46.4 million, compared with generating $44.5 million in cash from operations during the six months ended June 30, 2006. The decrease in 2007 from 2006 was primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the ARG Sale, which closed in 2006.

During the six months ended June 30, 2007, our cash flows used in investing activities were $18.5 million, compared with cash provided of $264.2 million during the six months ended June 30, 2006. For the six months ended June 30, 2007, primary drivers of cash used in investing activities were $24.7 million of cash used for capital expenditures, net of $3.3 million received from current year government grants, partially offset by $5.6 million in cash received from government grants and insurance proceeds for capital projects completed in 2006 and $0.5 million in cash proceeds from the disposition of property and equipment. For the six months ended June 30, 2006, primary drivers of the cash flows provided by investing activities were $296.3 million in proceeds received from the ARG Sale and $0.3 million in cash proceeds from the disposition of property and equipment, partially offset by $18.7 million of net cash used for capital expenditures and $13.6 million in cash paid for acquisitions.

During the six months ended June 30, 2007 and 2006, our cash flows used in financing activities were $76.2 million and $82.9 million, respectively. For the six months ended June 30, 2007, primary drivers of the financing activities were a net decrease in outstanding debt of $14.2 million and treasury stock repurchases of $65.1 million, partially offset by $2.4 million for stock purchases by employees and $0.8 million from the excess income tax benefit from share-based payment arrangements. For the six months ended June 30, 2006, primary drivers of the financing activities were a net decrease in outstanding debt of $90.3 million, partially offset by $4.0 million for stock purchases by employees and $3.4 million from the excess income tax benefit from share-based payment arrangements.

At June 30, 2007, we had long-term debt, including current portion, totaling $234.3 million, which comprised 32.1% of our total capitalization. At December 31, 2006, we had long-term debt, including current portion, totaling $245.7 million, which comprised 32.1% of our total capitalization. The decrease in long-term debt, including current portion in 2007, was primarily due to the assignment agreement we entered into with IFC and FMO as described below under Mexican Financings.

2007 Budgeted Capital Expenditures

We have budgeted $58.0 million, net of government grants, in capital expenditures in 2007, which consists of track and equipment improvements of $42.0 million, business development projects of $7.0 million and equipment lease buyouts of $9.0 million. As of June 30, 2007, we have incurred $24.7 million, net of $3.3 million received under related government grants, of the $58.0 million in budgeted capital expenditures for 2007. We have also received $3.9 million from government grants related to our prior year capital budget. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations and cash received from the ARG Sale together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

U.S. Credit Facilities

As of June 30, 2007, our $225.0 million revolving loan, which matures in 2010, consisted of no outstanding debt, letter of credit guarantees of $0.1 million and $224.9 million of unused borrowing capacity. The $224.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of June 30, 2007. See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding our credit facilities.

Mexican Financings

As previously disclosed, our Mexican subsidiaries, Servicios and FCCM, were parties to certain amended loan agreements and promissory notes (collectively, the Loan Agreements) and related documents, and we were a party to certain related documents, with the IFC and FMO. The Loan Agreements and related documents set forth the terms of Servicios’ existing loans from IFC and FMO, as well as our support obligations related to Servicios’ obligations under the Loan Agreements. Servicios’ obligations under the Loan Agreements were secured by essentially all of the assets of Servicios and FCCM, and a pledge of the shares of Servicios and FCCM held by us. Pursuant to a guarantee agreement related to the Loan Agreements, we guaranteed $8.9 million of Servicios’ debt payment obligations under the Loan Agreements, of which we previously paid approximately $1.9 million on Servicios’ behalf. IFC also received an equity interest in Servicios of 12.7% in connection with the Loan Agreements. Pursuant to an existing put option agreement among us, IFC and Servicios dated as of December 5, 2000, as amended as of March 15, 2005, IFC had the right to sell to us its 12.7% equity interest in Servicios, and on March 3, 2006, IFC notified us of its intention to exercise this put option.

On June 8, 2007, we entered into an assignment agreement with IFC and FMO, pursuant to which, among other things, (i) IFC and FMO demanded payment of, and we agreed to pay, approximately $7.0 million due under the guarantee agreement related to the Loan Agreements and (ii) we purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. Also on June 8, 2007, we, IFC and Servicios entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to us for $1.0 million, plus an additional $0.4 million if FCCM is still in business on June 8, 2008. In addition, on June 8, 2007, we, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof.

Neither the payment default discussed above, nor the entering into the agreements described above and the consummation of the transactions contemplated therein, will result in a default under our outstanding debt obligations.

Impact of Foreign Currencies on Operating Revenues

In the six months ended June 30, 2007, foreign currency translation had a positive impact on our consolidated operating revenues primarily due to the strengthening of the Australian dollar. The following table presents the effect of translating our six months of 2007 reported operating revenues at the average foreign currency exchange rates in effect for the first six months of 2006 (dollars in thousands):

	Six Months Ended June 30, 2007
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
U.S. Operating Revenues	$178,588	$—	$178,588
Australian Operating Revenues	41,502	(3,534)	37,968
Canada Operating Revenues	30,311	34	30,345
Mexico Operating Revenues	12,575	72	12,647

Total Operating Revenues	$262,976	$(3,428)	$259,548

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us.

Our off-balance sheet arrangements consist of operating lease obligations and guarantee arrangements. For additional information on our operating lease obligations and guarantee arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commercial Commitments” in our 2006 Form 10-K. We have no other off-balance sheet arrangements that we believe may have a material current or future adverse effect on our consolidated financial statements.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 159” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the provisions of SFAS 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In 2004, we entered into an interest rate swap agreement and swapped our variable LIBOR interest rate on long-term debt for a fixed interest rate. The swap expires in September 2007. At June 30, 2007 and December 31, 2006, the notional amount under this agreement was $23.5 million and $21.4 million, respectively, and the swap agreement represented a liability with a fair value of less than $0.1 million.

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

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

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

On May 27, 2004, the Quebec Superior Court dismissed the plaintiff’s request to institute the class action, and the plaintiff filed an appeal with the Quebec Court of Appeal. On November 11, 2005, the Quebec Court of Appeal overturned the Quebec Superior Court’s finding a class could not be certified, but noted the proposed class could only include owners and tenants within the defined geographic area since 1999. This case was remanded back to the same judge who previously dismissed the plaintiff’s request to institute a class action. On January 9, 2006, Genesee & Wyoming Canada Inc., Quebec-Gatineau Railway Inc. and CP filed applications for leave to the Supreme Court of Canada with respect to the Quebec Court of Appeal’s decision to allow the class action to proceed.

On May 18, 2006, the Supreme Court of Canada rendered its decision, rejected the application for leave and remanded the matter back to the Quebec Superior Court, where the class action will be heard in accordance with the ruling of the Quebec Court of Appeal. The plaintiff published notices of the class action in local newspapers on June 7, 2006. On June 26, 2006, the plaintiff filed a Bill of Costs before the Quebec Court of Appeal and was awarded immaterial costs. The plaintiff has not yet commenced proceedings on the merits of the underlying claim and has requested a settlement conference be held prior to any proceedings being instituted. The settlement conference took place at the end of May 2007. The parties were unable to reach resolution; however, there continues to be discussions of settlement. Management considers the impending class action to be without merit and intends to defend the lawsuit vigorously.

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

We also hold a 10.37% indirect equity interest in Oriental through other companies. We do not expect the court proceedings to have any impact on this remaining 10.37% equity interest. Please refer to Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information regarding our investment in Oriental.

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

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

On November 2, 2004, we announced that our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A Common Stock. On February 13, 2007, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our Class A Common Stock. On August 1, 2007, our Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of the Company’s Class A Common Stock. The repurchases of stock may occur from time to time in the open market, including under 10b5-1 plans, or in privately negotiated transactions.

During the three months ended June 30, 2007, we repurchased 986,527 shares of our Class A Common Stock at an average cost of $28.15 per share. As of June 30, 2007, we had purchased 2,914,030 shares of our common stock under the foregoing announced plans.

2007	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
April 1 to April 30	—	$—	—	1,061,400
May 1 to May 31	984,032	$28.14	975,430	85,970
June 1 to June 30	2,495	$32.53	—	85,970

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2007, our stockholders voted on the following proposals at our Annual Stockholders’ Meeting:

Proposal 1: To elect four directors, John C. Hellmann to serve for a one-year term expiring in 2008 and Philip J. Ringo, Mark A. Scudder and Øivind Lorentzen III to serve for a three-year term expiring in 2010:

	Total Votes For	Total Votes Authority Held
John C. Hellmann	70,574,012	445,868
Philip J. Ringo	68,560,848	2,459,032
Mark A. Scudder	64,978,533	6,041,347
Øivind Lorentzen III	70,623,457	396,423

Mortimer B. Fuller III and Robert M. Melzer continue to serve as our directors with terms expiring in 2008, and David C. Hurley, Peter O. Scannell and Hon. M. Douglas Young, P.C. also continue to serve as our directors with terms expiring in 2009.

Proposal 2: To approve the adoption of our Amended and Restated 2004 Omnibus Incentive Plan:

Total Votes For:	61,238,859
Total Votes Against:	3,378,623
Total Votes Abstained:	132,152

Proposal 3: To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

Total Votes For:	70,952,576
Total Votes Against:	46,297
Total Votes Abstained:	21,009

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: August 9, 2007	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: August 9, 2007	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
10.1	Employment Agreement dated as of May 30, 2007 by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement) thereto (Incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on June 5, 2007)

10.2	Amended and Restated 2004 Omnibus Incentive Plan (Incorporated herein by reference to Annex II of the Company’s Definitive Proxy Statement, filed with the SEC on April 23, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications