Form 10-Q
period 2007-09-30
GENESEE & WYOMING INC
filed 2007-11-08
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on November 2, 2007:

Class	Number of Shares Outstanding
Class A Common Stock	31,291,350
Class B Common Stock	3,975,178

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES	$131,224	$121,019	$381,625	$332,981

OPERATING EXPENSES:
Transportation	42,164	38,916	121,732	108,336
Maintenance of ways and structures	11,783	10,930	34,830	30,088
Maintenance of equipment	17,426	16,357	52,622	45,724
Diesel fuel sold to third parties	6,482	5,458	16,680	7,089
General and administrative	21,189	19,144	63,799	60,716
Net gain on sale of assets	(5,450)	(197)	(5,914)	(243)
Gain on insurance recovery	—	—	—	(1,937)
Depreciation and amortization	7,969	7,307	23,515	20,405

Total operating expenses	101,563	97,915	307,264	270,178

INCOME FROM OPERATIONS	29,661	23,104	74,361	62,803
Gain on sale of equity investment in ARG	—	10,421	—	218,845
Investment loss - Bolivia	—	—	—	(5,878)
Equity loss of unconsolidated international affiliates	—	—	—	(10,752)
Interest income	1,107	3,300	7,069	4,467
Interest expense	(3,613)	(3,532)	(10,626)	(12,507)
Other (expense) income, net	(47)	28	846	111

Income from continuing operations before income taxes	27,108	33,321	71,650	257,089
Provision for income taxes	4,069	9,337	16,927	100,250

Income from continuing operations	23,039	23,984	54,723	156,839
Loss from discontinued operations, net of tax	(6,873)	(36,090)	(13,494)	(37,182)

Net income (loss)	$16,166	$(12,106)	$41,229	$119,657

Basic earnings per common share from continuing operations	$0.68	$0.64	$1.53	$4.17
Basic loss per common share from discontinued operations	(0.20)	(0.96)	(0.38)	(0.99)

Basic earnings (loss) per common share	$0.48	$(0.32)	$1.15	$3.18

Weighted average shares - Basic	34,026	37,739	35,702	37,600

Diluted earnings per common share from continuing operations	$0.60	$0.56	$1.36	$3.69
Diluted loss per common share from discontinued operations	(0.18)	(0.85)	(0.34)	(0.87)

Diluted earnings (loss) per common share	$0.42	$(0.29)	$1.02	$2.82

Weighted average shares - Diluted	38,515	42,366	40,233	42,488

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$52,662	$240,206
Accounts receivable, net of allowances for doubtful accounts of $2,327 and $2,907, respectively	122,977	117,099
Materials and supplies	7,732	11,302
Prepaid expenses and other	11,973	14,695
Current assets of discontinued operations	4,992	—
Deferred income tax assets, net	7,802	7,617

Total current assets	208,138	390,919

PROPERTY AND EQUIPMENT, net	622,493	573,292
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,653	4,644
GOODWILL	39,272	37,788
INTANGIBLE ASSETS, net	117,996	120,669
OTHER ASSETS, net	9,446	11,055
DEFERRED INCOME TAX ASSETS, net	2,777	2,697

Total assets	$1,004,775	$1,141,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,607	$4,372
Accounts payable	111,061	98,186
Accrued expenses	27,091	38,364
Income tax payable - Australia	4,233	91,925
Current liabilities of discontinued operations	8,464	—
Deferred income tax liabilities, net	516	291

Total current liabilities	153,972	233,138

LONG-TERM DEBT, less current portion	258,352	241,313
DEFERRED INCOME TAX LIABILITIES, net	72,960	72,876
DEFERRED ITEMS - grants from external parties	82,647	56,588
OTHER LONG-TERM LIABILITIES	17,535	16,962
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,745,023 and 43,422,957 shares issued and 31,558,774 and 37,635,235 shares outstanding (net of 12,186,249 and 5,787,722 shares in treasury) on September 30, 2007 and December 31, 2006, respectively	437	434
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,178 shares issued and outstanding on September 30, 2007 and December 31, 2006	40	40
Additional paid-in capital	195,365	187,460
Retained earnings	393,421	352,192
Accumulated other comprehensive income	25,414	4,411
Treasury stock, at cost	(195,368)	(24,350)

Total stockholders’ equity	419,309	520,187

Total liabilities and stockholders’ equity	$1,004,775	$1,141,064

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,229	$119,657
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	13,494	37,182
Depreciation and amortization	23,515	20,405
Compensation cost related to equity awards	4,068	6,172
Excess tax benefit from share-based compensation	(847)	(4,368)
Deferred income taxes	4,195	15,337
Gain on insurance recovery	—	(1,937)
Gain on sale of equity investment in ARG	—	(218,845)
Net gain on sale of assets	(5,914)	(243)
Decrease (increase) in cash surrender value of split dollar life insurance	39	(337)
Investment loss - Bolivia	—	5,878
Equity loss of unconsolidated international affiliates, net of tax	—	7,500
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(4,514)	(12,538)
Materials and supplies	2,197	(2,255)
Prepaid expenses and other	(144)	(1,622)
Accounts payable and accrued expenses	20,920	9,103
Income tax payable - Australia	(92,737)	86,216
Other assets and liabilities, net	118	(1,348)

Net cash provided by operating activities from continuing operations	5,619	63,957

Net cash used in operating activities from discontinued operations	(10,677)	(314)

Net cash (used in) provided by operating activities	(5,058)	63,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of grants from external parties	(41,358)	(30,306)
Proceeds from ARG Sale	—	306,746
Cash paid for acquisitions, net	—	(21,189)
Insurance proceeds for the replacement of assets	1,747	—
Premiums paid on split dollar life insurance	(99)	(130)
Cash received from cash surrender of split dollar life insurance	—	366
Proceeds from disposition of property and equipment	8,106	278

Net cash (used in) provided by investing activities from continuing operations	(31,604)	255,765

Net cash used in investing activities from discontinued operations	(517)	(3,036)

Net cash (used in) provided by investing activities	(32,121)	252,729

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(1,451)	(182,207)
Proceeds from issuance of long-term debt	25,000	92,500
Net proceeds from employee stock purchases	2,978	6,345
Treasury stock purchases	(171,018)	(11,188)
Excess tax benefit from share-based compensation	847	4,368

Net cash used in financing activities from continuing operations	(143,644)	(90,182)

Net cash used in financing activities from discontinued operations	(13,301)	(1,239)

Net cash used in financing activities	(156,945)	(91,421)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,838	(1,254)

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(1,258)	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(187,544)	223,697
CASH AND CASH EQUIVALENTS, beginning of period	240,206	18,669

CASH AND CASH EQUIVALENTS, end of period	$52,662	$242,366

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the financial statements, are in U.S. dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2007 and 2006, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting of normal recurring adjustments except as otherwise noted in notes to the financial statements, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2006 was derived from the audited financial statements in the Company’s 2006 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2007 presentation.

2.	CHANGES IN OPERATIONS:

Mexico

In October 2005, the Company’s wholly-owned subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonalá and the Guatemalan border, rendering approximately 175 miles of rail line inoperable.

On June 25, 2007, FCCM formally notified the Secretaria de Comunicaciones y Transporte (SCT) of its intent to cease its rail operations and to resign its 30-year concession from the Mexican government. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the continued uncertain timing of the Chiapas reconstruction by the Mexican government. Without reconstruction of the hurricane-damaged line, FCCM is not a viable business. During the third quarter of 2007, the Company ceased its Mexican rail operations and initiated formal liquidation proceedings of FCCM’s operations. There were no remaining employees of FCCM as of September 30, 2007. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. The Company believes the SCT’s actions are unlawful and is pursuing appropriate legal remedies to recover its operating assets. As a result of these recent actions, the Company recorded a pre-tax loss in the third quarter of 2007 of $18.5 million, including non-cash charges of $14.4 million. This is in addition to the Company’s non-cash charge of $33.1 million recorded in the three months ended September 30, 2006, reflecting the write-down of non-current assets and related effects. Results from the Company’s Mexican operations for the three and nine months ended September 30, 2007 and 2006, are now included in results from discontinued operations. See Note 9 for additional information regarding the Company’s discontinued operations.

As a result of the changing economic circumstances of the Company’s Mexican operations as compared to its other businesses, the Company presented its Mexican business as a separate segment in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” beginning July 1, 2006. Since the Company’s results from its Mexican operations are now included in results from discontinued operations, the Company no longer presents separate segments within its continuing operations.

Australia

Effective June 1, 2006, the Company and its 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of Australian Railroad Group Pty Ltd (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale) generating a net gain of $218.8 million during the nine months ended September 30, 2006. Simultaneous with the ARG Sale, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA) and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because the Company previously held a 50% share of these assets through the Company’s ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s 50% share of the impairment loss recorded by ARG, which was included in equity loss of unconsolidated international affiliates in the consolidated statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, the Company has included 100% of the value of GWA’s net assets ($30.1 million) in its consolidated balance sheet since June 1, 2006. The Company completed its allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to its preliminary allocation.

South America

As previously disclosed, the Company indirectly has a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through its interest in Genesee & Wyoming Chile S.A. (GWC), an unconsolidated affiliate. In addition, the Company holds a 10.37% indirect equity interest in Oriental through other companies.

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, GWC advised its creditors that it was ceasing its efforts to restructure its $12.0 million non-recourse debt obligation. Also in 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. The government further announced in 2006 that it intends to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental.

Accordingly, the Company determined that its indirect investments in Oriental had suffered an other-than-temporary decline in value. Based on the Company’s assessment of fair value, the Company’s $8.9 million investment was written down by $5.9 million with a corresponding charge to earnings in the second quarter of 2006.

As of June 1, 2006, the Company discontinued equity accounting for the remaining $3.0 million investment in Oriental. Since then, the Company has accounted for this investment under the cost method. Historically, Oriental’s results of operations have not had a material impact on the Company’s results of operations. The Company will continue to monitor the political situation in Bolivia.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, the Company’s newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous to and connect the Company’s Bay Line Railroad and the Company’s Chattahoochee Industrial Railroad.

Commonwealth Railway, Inc.: On August 25, 2006, the Company exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million, of which, approximately $2.1 million is expected to be funded by the Commonwealth of Virginia. The 12.5 mile rail line runs through Portsmouth, Chesapeake, and Suffolk, VA. The Company’s subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon the final execution of the contract with the Commonwealth of Virginia. In July 2007, the Company completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth.

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

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions in the countries in which it operates, including paper products in Canada and lumber and forest products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australia grain).

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the nine months ended September 30, 2006, as if the Australian Transactions had occurred as of January 1, 2006 (dollars in thousands, except per share amounts):

Nine Months Ended September 30, 2006
Operating revenues	$363,106
Income from continuing operations	$40,934
Net income	$3,752
Basic earnings per common share from continuing operations	$1.09
Diluted earnings per common share from continuing operations	$0.96

The unaudited pro forma operating results include the Australian Transactions, adjusted, net of tax, for the net gain of $218.8 million from the ARG Sale, certain closing costs incurred from the ARG Sale and interest expense savings from the pay down of the debt from proceeds received from the ARG Sale.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the Australian Transactions been completed as of the assumed date and for the period presented and are not intended to be a projection of future results or trends.

3.	EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings (loss) per common share (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended Septemeber 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$23,039	$23,984	$54,723	$156,839
Loss from discontinued operations, net of tax	(6,873)	(36,090)	(13,494)	(37,182)

Net income (loss)	$16,166	$(12,106)	$41,229	$119,657

Denominators:
Weighted average Class A Common Shares outstanding - Basic	34,026	37,739	35,702	37,600
Weighted average Class B Common Shares outstanding	3,975	3,975	3,975	3,975
Dilutive effect of equity awards	514	652	556	913

Weighted average shares - Diluted	38,515	42,366	40,233	42,488

Earnings (loss) per common share:
Basic:
Earnings per common share from continuing operations	$0.68	$0.64	$1.53	$4.17
Loss per common share from discontinued operations	(0.20)	(0.96)	(0.38)	(0.99)

Earnings (loss) per common share	$0.48	$(0.32)	$1.15	$3.18

Diluted:
Earnings per common share from continuing operations	$0.60	$0.56	$1.36	$3.69
Loss per common share from discontinued operations	(0.18)	(0.85)	(0.34)	(0.87)

Earnings (loss) per common share	$0.42	$(0.29)	$1.02	$2.82

For the three months ended September 30, 2007 and 2006, a total of 1,166,634 and 721,184 shares, respectively, and for the nine months ended September 30, 2007 and 2006, a total of 1,166,634 and 721,184 shares, respectively, of Class A Common Stock issuable under the assumed exercises of stock options computed based on the treasury stock method were not included in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Stock Repurchase

The Company announced on February 13, 2007 and August 1, 2007, that its Board of Directors authorized the repurchase of up to 2,000,000 shares and 4,000,000 shares, respectively, of the Company’s Class A Common Stock, which was in addition to 538,500 shares available for repurchase under a previous authorization. The repurchases may occur from time to time in the open market, including under 10b5-1 plans, or in privately negotiated transactions. During the nine months ended September 30, 2007, the Company repurchased 6,387,430 shares of the Company’s Class A Common Stock available for repurchase under the repurchase plan. The shares were repurchased at an average cost of $26.75 per share. At September 30, 2007, authorization remained for the repurchase of up to 151,070 shares.

4.	DERIVATIVE FINANCIAL INSTRUMENTS:

In 2004, we entered into an interest rate swap agreement and swapped our variable LIBOR interest rate on long-term debt for a fixed interest rate. At December 31, 2006, the notional amount under the agreement was $21.4 million and represented a liability with a fair value of less than $0.1 million. The swap expired in September 2007.

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

5.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Components of net periodic benefit cost (income) (dollars in thousands):

	Pension
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$(6)	$20	$17	$87
Interest cost	50	48	153	152
Expected return on plan assets	(60)	(47)	(181)	(140)
Amortization of transition liability	36	36	108	108
Amortization of prior service cost	(4)	(5)	(12)	(11)
Amortization of loss	4	1	11	10
Curtailment gain	—	—	(142)	—

Net periodic benefit cost (income)	$20	$53	$(46)	$206

	Other Post Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$10	$32	$54	$99
Interest cost	52	63	164	187
Amortization of loss	5	9	11	33

Net periodic benefit cost	$67	$104	$229	$319

The Company previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to contribute $0.6 million to its pension plans in 2007. As of September 30, 2007, contributions of $0.4 million have been made to fund the Company’s pension plans. The Company anticipates contributing the remaining $0.2 million to fund its pension plans in the fourth quarter of 2007.

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

The Company’s effective income tax rate in the three months ended September 30, 2007, was 15.0% compared with 28.0% in the three months ended September 30, 2006. The Company’s effective income tax rate for the nine months ended September 30, 2007, was 23.6% compared with 39.0% in the nine months ended September 30, 2006. The decrease in 2007 was primarily attributable to incremental U.S. foreign tax credits of $5.8 million associated with the ARG Sale in 2006. The determination of the amount of the U.S. foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 U.S. tax return, which occurred in June and September 2007, respectively. In the three months ended September 30, 2007, the Company recorded $2.6 million of additional prior year U.S. taxes relative to the ARG Sale. The Company assessed the effect of the $2.6 million additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period.

As disclosed in Note 2, the Company has ceased its Mexican rail operations and initiated formal liquidation proceedings of FCCM’s operations. As a result, the Company recorded a net U.S. tax benefit of $11.6 million within its loss from discontinued operations for the three months ended September 30, 2007. The Company also has a related capital loss carryforward which can be used to reduce the impact of future capital gains. The tax benefit associated with to this carryforward of approximately $8.0 million is fully offset by a valuation allowance. The Company’s capital loss carryforward expires in 2012.

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

At September 30, 2007, the Company’s liability for uncertain tax positions was $1.1 million, $0.7 million of which would reduce its effective tax rate if recognized.

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. As of September 30, 2007, the Company had $0.2 million of accrued interest related to such uncertain tax positions.

As of September 30, 2007, the following tax years remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries are subject:

Jurisdiction	Open Tax Year(s)
United States	2003 - 2006
Australia	2006
Canada	2003 - 2006
Mexico	2001 - 2006

7. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

On June 25, 2007, FCCM formally notified the SCT of its intent to cease its rail operations and to resign its 30-year concession from the Mexican government. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and issued a provisional ruling upholding the seizure, pending a full review of the constitutional grounds for the seizure and the legality of the SCT’s actions. The Company believes the SCT’s actions were unlawful and will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets.

Canada

In February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of the Company’s subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP) (collectively, the Parties). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff did not allege any specific monetary claim with respect to the damages of other members of the class, but sought to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

Following a May 2007 settlement conference, the Parties agreed on the terms of a settlement agreement whereby all outstanding claims under the class action will be dropped. The settlement agreement remains subject to review and approval by the class members and the Quebec Superior Court. The Company does not expect Genesee & Wyoming Canada Inc. or Quebec-Gatineau Railway Inc. to make any material financial contribution in connection with the proposed settlement.

Bolivia

As previously disclosed, the Company indirectly has a 12.52% equity interest in Oriental through its interest in GWC, an unconsolidated affiliate. GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. This non-recourse debt became due and payable on November 2, 2003. In 2006, certain creditors of GWC commenced court proceedings to (i) collect on their share of the debt and (ii) exercise their rights pursuant to the lien. In addition, the Company holds a 10.37% indirect equity interest in Oriental through other companies. The Company does not expect the commencement of court proceedings to have any impact on this remaining 10.37% interest. The Company does not expect these proceedings to have a material effect on its financial statements.

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

Guarantees

On June 8, 2007, the Company entered into an assignment agreement with International Finance Corporation (IFC) and Nederlandse Financierings–Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, IFC and FMO demanded payment of, and the Company paid, approximately $7.0 million due under the guarantee agreement related to its Mexican subsidiary, GW Servicios S.A. (Servicios). See Note 9 for additional information regarding this guarantee.

The Company also guarantees an obligation of one of its Canadian rail lines under a lease agreement entered into on July 28, 1997. The maximum amount of the obligation subject to this guarantee is $2.0 million.

8.	COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007	2006
Net income (loss)	$16,166	$(12,106)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,459	1,647
Mexico investment (recognized loss from foreign currency translation)	5,426	—
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision (benefit) of $6 and ($21), respectively	13	(52)
Changes in pension and other postretirement benefit, net of tax provision of $31	57	—

Comprehensive income (loss), net of tax	$28,121	$(10,511)

	Nine Months Ended September 30,
	2007	2006
Net income	$41,229	$119,657
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15,369	441
Sale of ARG investment (recognized gain from currency translation adjustment)	—	(22,755)
Mexico investment (recognized loss from foreign currency translation)	5,472	—
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $19 and $63, respectively	43	97
Net unrealized gains on qualifying cash flow hedges of ARG, net of tax provision of $343	—	801
Sale of ARG investment (write-off of unrealized gain/losses on qualifying cash flow hedges)	—	857
Changes in pension and other postretirement benefit, net of tax provision of $64	119	—

Comprehensive income, net of tax	$62,232	$99,098

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balances, December 31, 2006	$5,137	$(683)	$(43)	$4,411
Current period change	20,841	119	43	21,003

Balances, September 30, 2007	$25,978	$(564)	$—	$25,414

The change in the foreign currency translation adjustment for the nine months ended September 30, 2007, relates primarily to the Company’s operations with a functional currency in Australian and Canadian dollars and the loss from the cumulative foreign currency translation into U.S. dollars of the original Mexico investment and FCCM’s reported earnings since 1999.

9.	DISCONTINUED OPERATIONS:

As disclosed in Note 2, the Company has ceased its Mexican rail operations and initiated formal liquidation proceedings of FCCM’s operations. There were no remaining employees of FCCM as of September 30, 2007. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. As a result of these actions, the Company recorded a pre-tax loss in the third quarter of 2007 of $18.5 million, including non-cash charges of $14.4 million. The non-cash charges included $8.9 million related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into U.S. dollars of the original investment and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a U.S. tax benefit of $11.6 million, primarily related to a worthless stock and bad debt deductions to be claimed in the United States.

The Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies to recover its operating assets. As of September 30, 2007, there was a net liability of $3.5 million remaining on the Company’s balance sheet associated with its Mexican operations.

The Company’s Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The operations and cash flows of FCCM are being eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of FCCM.

The operating results of the Mexican operations classified as discontinued operations in the Consolidated Statement of Operations are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$1,730	$7,285	$14,305	$21,895

Loss from discontinued operations before income taxes	(18,498)	(35,701)	(24,817)	(36,303)
Tax (benefit) provision	(11,625)	389	(11,323)	879

Discontinued operations, net of tax	$(6,873)	$(36,090)	$(13,494)	$(37,182)

For the three months ended September 30, 2007, in connection with the shut down of FCCM’s rail operations, the Company recorded $2.5 million of restructuring and other related charges within loss from discontinued operations. These restructuring and other related charges consisted of $1.0 million related to early lease termination fees, $0.7 million for severance and termination benefits in accordance with SFAS No. 112 “Employers Accounting for Postemployment Benefits” (SFAS 112), and $0.8 million of other expenses directly related to the liquidation.

For the nine months ended September 30, 2007, in connection with the liquidation of FCCM, the Company recorded $5.2 million of restructuring and other related charges within loss from discontinued operations. These restructuring and other related charges consisted of $3.2 million for severance and termination benefits in accordance with SFAS 112, $1.0 million related to early lease termination fees and $1.0 million for other expenses directly related to the liquidation.

Having met the criteria outlined in SFAS No. 144, the assets and liabilities of FCCM and Servicios were classified as discontinued operations on the Company’s Consolidated Balance Sheet as of September 30, 2007. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the Consolidated Balance Sheets are as follows (dollars in thousands):

September 30, 2007
Cash and cash equivalents	$1,258
Accounts receivable, net	2,806
Prepaid expenses and other	800
Property and equipment, net	128

Current assets from discontinued operations	$4,992

Accounts payable	$4,939
Accrued expenses	3,481
Other liabilities	44

Current liabilities of discontinued operations	$8,464

On June 8, 2007, the Company entered into an assignment agreement with IFC and FMO, pursuant to which, among other things, (i) IFC and FMO demanded payment of, and the Company paid, approximately $7.0 million due under the guarantee agreement related to certain amended loan agreements and promissory notes of the Company’s Mexican subsidiaries (collectively, the Loan Agreements) and (ii) the Company purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, the Company recorded a $0.6 million interest charge due to the recognition of previously deferred financing fees related to the Loan Agreements during the nine months ended September 30, 2007.

Also on June 8, 2007, the Company, IFC and the Company’s Mexican subsidiary, Servicios entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to the Company for $1.0 million, plus an additional $0.4 million if FCCM is still in business on June 8, 2008. In addition, on June 8, 2007, the Company, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof. Neither the payment default discussed above, nor the entering into the agreements described above and the consummation of the transactions contemplated therein, resulted in a default under the Company’s outstanding debt obligations.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the provisions of SFAS 159.

11.	SUBSEQUENT EVENTS:

On October 22, 2007, the Company announced that it had entered into an agreement to acquire 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $29.1 million, with adjustments for working capital at the time of closing. Maryland Midland stockholders have approved the acquisition. The acquisition is subject to customary closing conditions, including, without limitation, receipt of regulatory approvals.

Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX.

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

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, those noted in our 2006 Annual Report on Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Australia and Canada and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia.

As previously reported, we commenced the liquidation of our hurricane-damaged operations in Mexico on June 25, 2007, and have no remaining employees in Mexico as of September 30, 2007. Results from our Mexican operations for the three and nine months ended September 30, 2007 and 2006, are now included in results from discontinued operations.

Net income in the three months ended September 30, 2007, was $16.2 million, compared with a net loss of $12.1 million in the three months ended September 30, 2006. Our diluted earnings per share (EPS) in the third quarter of 2007 were $0.42 with 38.5 million shares outstanding, compared with diluted loss per share of $0.29 with 42.4 million shares outstanding in the third quarter of 2006. Net income in the nine months ended September 30, 2007, was $41.2 million, compared with net income of $119.7 million in the nine months ended September 30, 2006. Our diluted EPS in the nine months ended September 30, 2007, were $1.02 with 40.2 million shares outstanding, compared with diluted EPS of $2.82 with 42.5 million shares outstanding in the nine months ended September 30, 2006.

Income from continuing operations in the three months ended September 30, 2007, was $23.0 million, compared with income from continuing operations of $24.0 million in the three months ended September 30, 2006. Our diluted EPS from continuing operations in the third quarter of 2007 were $0.60 with 38.5 million shares outstanding, compared with diluted EPS from continuing operations of $0.56 with 42.4 million shares outstanding in the third quarter of 2006. Income from continuing operations in the third quarter of 2007 included gains from the sale of assets and a net tax benefit associated with the sale of the Western Australia operations of ARG, which increased diluted EPS by $0.17. Income from continuing operations in the third quarter of 2006 included certain gains and charges, primarily related to the sale of the Western Australia operations of the Australian Railroad Group (ARG), which increased diluted EPS by $0.14.

Income from continuing operations in the nine months ended September 30, 2007, was $54.7 million, compared with income from continuing operations of $156.8 million in the nine months ended September 30, 2006. Our diluted EPS from continuing operations in the nine months ended September 30, 2007, were $1.36 with 40.2 million shares outstanding, compared with diluted EPS from continuing operations of $3.69 with 42.5 million shares outstanding in the nine months ended September 30, 2006. Income from continuing operations in the nine months ended September 30, 2007, included gains from the sale of assets and a net tax benefit associated with the sale of the Western Australia operations of ARG, which increased diluted EPS by $0.16. Income from continuing operations in the nine months ended September 30, 2006, included certain gains and charges, primarily related to the sale of the Western Australia operations of ARG, which increased diluted EPS by $2.56.

When we discuss same railroad revenues, we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Operating revenues in the three months ended September 30, 2007, were $131.2 million, compared with $121.0 million in the three months ended September 30, 2006. The increase in our quarter-over-quarter revenues was due to a $0.3 million increase from new operations and a same railroad increase in revenues of $9.9 million.

Operating revenues in the nine months ended September 30, 2007, were $381.6 million, compared with $333.0 million in the nine months ended September 30, 2006. The increase in our period-over-period revenues was due to a $35.1 million increase from new operations, primarily Genesee & Wyoming Australia Pty Ltd (GWA), and a same railroad increase in revenues of $13.5 million.

Same railroad total revenues increased 8.2% and same railroad freight revenues increased 2.8% in the three months ended September 30, 2007, when compared with the three months ended September 30, 2006. The 2.8% improvement in same railroad freight revenues was primarily due to an increase in average freight revenues per carload of 9.7%, partially offset by a 6.3% decrease in carloads. Same railroad non-freight revenues increased 18.9% in the three months ended September 30, 2007, when compared with the three months ended September 30, 2006, primarily due to our GWA operations. Same railroad total revenues increased 4.1%, while same railroad freight revenues decreased 0.1% in the nine months ended September 30, 2007, when compared with the nine months ended September 30, 2006. The 0.1% decline in same railroad freight revenues was primarily due to a 7.1% decrease in carloads, partially offset by an increase in average freight revenues per carload of 7.6%. Same railroad non-freight revenues increased 14.1% in the nine months ended September 30, 2007, when compared with the nine months ended September 30, 2006, primarily due to our GWA operations.

Our operating income in the three months ended September 30, 2007, was $29.7 million, compared with $23.1 million in the three months ended September 30, 2006. The operating ratio, defined as total operating expenses divided by total operating revenues, was 77.4% in the third quarter of 2007, compared with an operating ratio of 80.9% in the third quarter of 2006. The operating ratio for the third quarter of 2007 benefited from $5.5 million of gains from the sale of assets. The operating ratio for the third quarter of 2006 was impacted by charges of $1.1 million for a litigation settlement.

Our operating income in the nine months ended September 30, 2007, was $74.4 million, compared with $62.8 million in the nine months ended September 30, 2006. The operating ratio was 80.5% in the nine months ended September 30, 2007, compared with an operating ratio of 81.0% in the nine months ended September 30, 2006. The operating ratio for the nine months ended September 30, 2007, benefited from $5.5 million of gains from the sale of assets. The operating ratio for the nine months ended September 30, 2006, was impacted by ARG Sale-related expenses of $5.8 million, a gain on an insurance settlement of $1.9 million and charges of $1.1 million for a litigation settlement.

During the nine months ended September 30, 2007, we generated $5.6 million in cash from operating activities of continuing operations which included the payment of $95.6 million in Australian taxes related to the ARG Sale. Also during the nine month period, we repurchased 6,387,430 shares of our Class A Common Stock at an average cost of $26.75 per share for a total of $170.9 million. We also purchased $41.4 million of property and equipment, net of $15.6 million received from current year government grants and $4.3 million in cash received from government grants for capital projects completed in 2006. We received $1.7 million in insurance proceeds for capital projects completed in 2006 and $8.1 million cash proceeds from the disposition of property and equipment.

Discontinued Operations

During the third quarter of 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM). The Secretaria de Comunicaciones y Transporte (SCT) has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. As a result of this action, we recorded a pre-tax loss in the third quarter of 2007 of $18.5 million, including non-cash impairment and related effects of $14.4 million. This pre-tax loss was partially offset by a tax benefit of $11.6 million.

Loss from discontinued operations, net of tax, was $6.9 million in the three months ended September 30, 2007, compared with a loss from discontinued operations, net of tax, of $36.1 million in the three months ended September 30, 2006. The loss from discontinued operations in the three months ended September 30, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. The loss from discontinued operations reduced diluted EPS by $0.18 in the third quarter of 2007, compared with an $0.85 negative impact on diluted EPS in the third quarter of 2006.

Loss from discontinued operations, net of tax, was $13.5 million in the nine months ended September 30, 2007, compared with a loss from discontinued operations, net of tax, of $37.2 million in the nine months ended September 30, 2006. The loss from discontinued operations in the nine months ended September 30, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. The loss from discontinued operations reduced diluted EPS by $0.34 in the nine months ended September 30, 2007, compared with an $0.87 negative impact on diluted EPS in the nine months ended September 30, 2006.

Recent Developments

On October 22, 2007, we announced that we had entered into an agreement to acquire 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $29.1 million, with adjustments for working capital at the time of closing. Maryland Midland stockholders have approved the acquisition. The acquisition is subject to customary closing conditions, including, without limitation, receipt of regulatory approvals.

Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX.

Changes in Operations

Mexico

In October 2005, FCCM was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonalá and the Guatemalan border, rendering approximately 175 miles of rail line inoperable.

On June 25, 2007, FCCM formally notified the SCT of its intent to cease its rail operations and to resign its 30-year concession from the Mexican government. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the continued uncertain timing of the Chiapas reconstruction by the Mexican government. Without reconstruction of the hurricane-damaged line, FCCM is not a viable business. During the third quarter of 2007, we ceased our rail operations and initiated formal liquidation proceedings of FCCM’s operations. There were no remaining employees of FCCM as of September 30, 2007. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. Results of our Mexican operations for the three and nine months ended September 30, 2007 and 2006 are now included in results from discontinued operations.

We believe the SCT’s actions were unlawful and we are pursuing appropriate legal remedies to recover FCCM’s operating assets. As of September 30, 2007, there was a net liability of $3.5 million remaining on our balance sheet associated with our Mexican operations.

See “Liquidity and Capital Resources - Mexican Financings,” for additional information on our obligations with respect to the Mexican operations.

Australia

Effective June 1, 2006, we and our 50% partner, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale) generating a net gain of $218.8 million during the nine months ended September 30, 2006. Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50% ownership of the remaining operations of ARG, which are principally located in South Australia, for $15.1 million (GWA Purchase). The GWA Purchase was accounted for under the purchase method of accounting. However, because we previously held a 50% share of these assets through our ownership interest in ARG, we applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity loss of unconsolidated international affiliates in the consolidated statement of operations in the nine months ended September 30, 2006. GWA commenced operations on June 1, 2006. Accordingly, we have included 100% of the value of GWA’s net assets ($30.1 million) in our consolidated balance sheet since June 1, 2006. We completed our allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to our preliminary allocation.

South America

As previously disclosed, we indirectly have a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through our interest in Genesee & Wyoming Chile S.A. (GWC), an unconsolidated affiliate. In addition, we hold a 10.37% indirect equity interest in Oriental through other companies.

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, GWC advised its creditors that it was ceasing its efforts to restructure its $12.0 million non-recourse debt obligation. Also in 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. The government further announced in 2006 that it intends to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental.

Accordingly, we determined that our indirect investment in Oriental had suffered an other-than-temporary decline in value. Based on our assessment of fair value, our $8.9 million investment was written down by $5.9 million with a corresponding charge to earnings in the second quarter of 2006.

As of June 1, 2006, we discontinued equity accounting for the remaining $3.0 million investment in Oriental. Since then, we have accounted for this investment under the cost method. Historically, Oriental’s results of operations have not had a material impact on our results of operations. We will continue to monitor the political situation in Bolivia.

United States

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, our newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT are contiguous to and connect our Bay Line Railroad and our Chattahoochee Industrial Railroad.

Commonwealth Railway, Inc.: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million, of which, approximately $2.1 million is expected to be funded by the Commonwealth of Virginia. The 12.5 mile rail line runs through Portsmouth, Chesapeake and Suffolk, VA. Our subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line upon the final execution of the contract with the Commonwealth of Virginia. In July 2007, we completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth.

Results of Operations

When comparing our results of operations from one reporting period to another, you should consider that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather related impacts such as hurricanes or droughts, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Recent transactions (including acquisitions in the United States and Australia and the divestiture of our 50% equity investment in ARG). Because of variations in the structure, timing and size of these transactions our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our railroads have commodity shipments that are sensitive to general economic conditions in the countries in which we operate, including paper products in Canada and lumber and forest products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain).

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Operating Revenues

Overview

Operating revenues were $131.2 million in the three months ended September 30, 2007, compared with $121.0 million in the three months ended September 30, 2006, an increase of $10.2 million, or 8.4%. The $10.2 million increase in operating revenues consisted of $0.3 million in revenues from new operations and an increase of $9.9 million, or 8.2%, in revenues from existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our consolidated financial results for a comparable period in the prior year. Operating revenues, in the three months ended September 30, 2007, benefited $3.6 million from the appreciation of the Australian dollar and Canadian dollar relative to the U.S. dollar. The $9.9 million increase in revenues from existing operations included increases of $7.6 million in non-freight revenues and $2.2 million in freight revenues. The following table breaks down our operating revenues into new operations and existing operations for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$83,173	$291	$82,882	$80,643	$2,530	3.1%	$2,239	2.8%
Non-freight revenues	48,051	44	48,007	40,376	7,675	19.0%	7,631	18.9%

Total operating revenues	$131,224	$335	$130,889	$121,019	$10,205	8.4%	$9,870	8.2%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2007 and 2006 (in thousands, except carloads and average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended September 30, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$17,244	20.7%	$17,524	21.7%	29,712	14.5%	34,421	15.8%	$580	$509
Coal, Coke & Ores	15,551	18.7%	15,053	18.7%	52,307	25.5%	51,796	23.7%	297	291
Farm & Food Products	9,239	11.1%	8,555	10.6%	18,793	9.2%	23,832	10.9%	492	359
Lumber & Forest Products	9,151	11.0%	8,485	10.5%	21,519	10.5%	21,328	9.8%	425	398
Metals	8,721	10.5%	9,142	11.3%	18,796	9.2%	21,355	9.8%	464	428
Minerals and Stone	8,426	10.1%	7,392	9.2%	32,494	15.9%	30,473	13.9%	259	243
Chemicals-Plastics	6,675	8.0%	6,400	7.9%	10,320	5.0%	10,848	5.0%	647	590
Petroleum Products	3,755	4.5%	3,138	3.9%	5,982	2.9%	5,697	2.6%	628	551
Autos & Auto Parts	1,553	1.9%	1,526	1.9%	2,990	1.5%	2,954	1.4%	519	517
Intermodal	295	0.4%	455	0.6%	580	0.3%	1,103	0.5%	509	413
Other	2,563	3.1%	2,973	3.7%	11,367	5.5%	14,354	6.6%	225	207

Total freight revenues	$83,173	100.0%	$80,643	100.0%	204,860	100.0%	218,161	100.0%	406	370

Total carloads decreased by 13,301 carloads, or 6.1%, due to a decline of 13,735 carloads from existing operations, partially offset by an increase of 434 carloads from new operations.

The overall average freight revenues per carload increased 9.8% to $406. Average freight revenues per carload from existing operations increased 9.7% to $405.

The following table sets forth freight revenues by new operations and existing operations for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$17,244	$140	$17,104	$17,524	$(280)	-1.6%	$(420)	-2.4%
Coal, Coke & Ores	15,551	15	15,536	15,053	498	3.3%	483	3.2%
Farm & Food Products	9,239	46	9,193	8,555	684	8.0%	638	7.5%
Lumber & Forest Products	9,151	3	9,148	8,485	666	7.8%	663	7.8%
Metals	8,721	15	8,706	9,142	(421)	-4.6%	(436)	-4.8%
Minerals and Stone	8,426	4	8,422	7,392	1,034	14.0%	1,030	13.9%
Chemicals-Plastics	6,675	16	6,659	6,400	275	4.3%	259	4.0%
Petroleum Products	3,755	4	3,751	3,138	617	19.7%	613	19.5%
Autos & Auto Parts	1,553	—	1,553	1,526	27	1.8%	27	1.8%
Intermodal	295	—	295	455	(160)	-35.2%	(160)	-35.2%
Other	2,563	48	2,515	2,973	(410)	-13.8%	(458)	-15.4%

Total freight revenues	$83,173	$291	$82,882	$80,643	$2,530	3.1%	$2,239	2.8%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues decreased by $0.4 million, or 2.4%. The decrease consisted of $2.7 million due to a carload decrease of 4,709, or 13.7%, partially offset by $2.3 million due to a 13.1% increase in average revenues per carload. The carload decrease was primarily due to higher truck competition resulting from Class I rate increases and a weak newsprint market.

Farm and food products revenues increased by $0.6 million, or 7.5%. The increase consisted of $3.2 million due to a 37.3% increase in average revenues per carload, partially offset by $2.6 million due to a carload decrease of 5,179, or 21.7%. The carload decrease was primarily due to GWA’s drought affected grain traffic. Because rates for GWA’s grain traffic have both a fixed and variable component, the grain traffic decrease resulted in higher average revenues per carload.

Metals revenues decreased by $0.4 million, or 4.8%. The decrease consisted of $1.2 million due to a carload decrease of 2,619, or 12.3%, partially offset by $0.8 million due to an 8.5% increase in average revenues per carload. The decrease in carloads was primarily due to a maintenance shutdown at a steel mill customer.

Minerals and stone revenues increased $1.0 million, or 13.9%. The increase consisted of $0.5 million due to a 6.8% increase in average revenues per carload and $0.5 million due to a carload increase of 2,021, or 6.6%. The increase in carloads was primarily due to higher rock salt traffic in the Northeastern United States.

Other revenues decreased $0.5 million, or 15.4%. The decrease consisted of $0.8 million due to a carload decrease of 3,202, or 23.2%, partially offset by $0.3 million due to a 8.9% increase in average revenues per carload. The carload decrease was primarily the result of the discontinuation of haulage traffic on one of our rail lines.

All remaining commodities combined increased by a net $1.9 million, or 5.4%.

Non-Freight Revenues

Non-freight revenues were $48.1 million in the three months ended September 30, 2007, compared with $40.4 million in the three months ended September 30, 2006, an increase of $7.7 million, or 19.0%. The $7.7 million increase in non-freight revenues consisted of $7.6 million in non-freight revenues from existing operations and $0.1 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the three months ended September 30, 2007 and 2006 (dollars in thousands):

Non-Freight Revenues Comparison

Three Months Ended September 30, 2007 and 2006

	2007	% of Total	2006	% of Total
Railcar switching	$19,967	41.5%	$18,211	45.1%
Car hire and rental income	7,054	14.7%	5,717	14.2%
Fuel sales to third parties	7,447	15.5%	5,997	14.8%
Demurrage and storage	3,450	7.2%	3,039	7.5%
Car repair services	1,680	3.5%	1,361	3.4%
Other operating income	8,453	17.6%	6,051	15.0%

Total non-freight revenues	$48,051	100.0%	$40,376	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$19,967	$15	$19,952	$18,211	$1,756	9.6%	$1,741	9.6%
Car hire and rental income	7,054	2	7,052	5,717	1,337	23.4%	1,335	23.4%
Fuel sales to third parties	7,447	—	7,447	5,997	1,450	24.2%	1,450	24.2%
Demurrage and storage	3,450	—	3,450	3,039	411	13.5%	411	13.5%
Car repair services	1,680	—	1,680	1,361	319	23.4%	319	23.4%
Other operating income	8,453	27	8,426	6,051	2,402	39.7%	2,375	39.2%

Total non-freight revenues	$48,051	$44	$48,007	$40,376	$7,675	19.0%	$7,631	18.9%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $1.7 million, or 9.6%, of which $1.2 million was from an increase in intra-plant switching, primarily at GWA, and $0.5 million was due to an increase from intra-terminal switching.

Car hire and rental income increased $1.3 million, or 23.4%, primarily due to increased locomotive and freight car rental at GWA.

Fuel sales to third parties increased $1.5 million, or 24.2%, due to increased volumes, primarily as a result of a new customer and the strengthening of the Australian dollar in relation to the U.S. dollar.

Other operating income increased $2.4 million, or 39.2%, primarily due to $1.3 million from GWA crewing and other ancillary charges and an increase in all other operating revenues of approximately $1.1 million.

Operating Expenses

Overview

Operating expenses were $101.6 million in the three months ended September 30, 2007, compared with $97.9 million in the three months ended September 30, 2006, an increase of $3.6 million, or 3.7%. The increase was attributable to an increase of $3.4 million from existing operations and $0.2 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 77.4% in the three months ended September 30, 2007, from 80.9% in the three months ended September 30, 2006, primarily as a result of $5.5 million of gains on the sale of assets in the third quarter of 2007.

The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2007 and 2006 (dollars in thousands):

Operating Expense Comparison

Three Months Ended September 30, 2007 and 2006

	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$41,318	31.5%	$37,227	30.8%
Equipment rents	8,652	6.6%	9,029	7.5%
Purchased services	11,057	8.4%	10,076	8.3%
Depreciation and amortization	7,969	6.1%	7,307	6.0%
Diesel fuel	10,815	8.2%	10,239	8.5%
Diesel fuel sold to third parties	6,482	4.9%	5,458	4.5%
Casualties and insurance	4,589	3.5%	3,750	3.1%
Materials	6,445	4.9%	5,720	4.7%
Net gain on sale of assets	(5,450)	-4.1%	(197)	-0.2%
Other expenses	9,686	7.4%	9,306	7.7%

Total operating expenses	$101,563	77.4%	$97,915	80.9%

Labor and benefits expense was $41.3 million in the three months ended September 30, 2007, compared with $37.2 million in the three months ended September 30, 2006, an increase of $4.1 million, or 11.0%. The increase from existing operations of $4.1 million was primarily attributable to a $3.0 million increase as a result of regular wage and benefit rate increases and the impact of approximately 30 new hires, and a $1.0 million increase due to foreign currency changes.

Purchased services expense was $11.1 million in the three months ended September 30, 2007, compared with $10.1 million in the three months ended September 30, 2006, an increase of $1.0 million, or 9.7%. The increase was primarily attributable to increased track and equipment maintenance.

Diesel fuel sold to third parties was $6.5 million in the three months ended September 30, 2007, compared with $5.5 million in the three months ended September 30, 2006, an increase of $1.0 million, or 18.8%. The increase was primarily attributable to an increase in gallons of fuel sold to third parties at GWA.

Net gain on the sale of assets was $5.5 million in the three months ended September 30, 2007, compared with $0.2 million in the three months ended September 30, 2006. The net gain recognized in the three months ended September 30, 2007, included gains resulting from the sale of certain land and track related assets in the Northeast United States.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $10.4 million in the three months ended September 30, 2006, related to the ARG Sale. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the ARG Sale.

Interest Income

Interest income was $1.1 million in the three months ended September 30, 2007, compared with $3.3 million in the three months ended September 30, 2006, a decrease of $2.2 million. The decrease in interest income was primarily due to lower cash balances in the third quarter of 2007, due to the payment in the second quarter of 2007 of $95.6 million for Australian taxes that resulted from the ARG Sale in the second quarter of 2006, and the use of cash to repurchase our Class A Common Stock during the nine months ended September 30, 2007.

Interest Expense

Interest expense was $3.6 million in the three months ended September 30, 2007, which was consistent with interest expense of $3.5 in the three months ended September 30, 2006.

Provision for Income Taxes

Our effective income tax rate in the three months ended September 30, 2007, was 15.0% compared with 28.0% in the three months ended September 30, 2006. The decrease in three months ended September 30, 2007 was primarily attributable to incremental U.S. foreign tax credits of $5.8 million associated with the ARG Sale in 2006. The determination of the amount of U.S. foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 U.S. tax return, which occurred in June and September 2007, respectively. In the three months ended September 30, 2007, we recorded $2.6 million of additional prior year U.S. taxes relative to the ARG Sale. We assessed the effect of the $2.6 million of additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period.

For the three months ended September 30, 2007, as a result of ceasing our Mexican rail operations and initiating formal liquidation proceedings, we recorded a net U.S. tax benefit of $11.6 million within the loss from discontinued operations. We also have a related capital loss carryforward which can be used to reduce the impact of future capital gains. The tax benefit associated with this carryforward of approximately $8.0 million is fully offset by a valuation allowance. This capital loss carryforward expires in 2012.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the three months ended September 30, 2007, was $23.0 million, compared with income from continuing operations of $24.0 million in the three months ended September 30, 2006. Our diluted EPS from continuing operations in the third quarter of 2007 were $0.60 with 38.5 million shares outstanding, compared with diluted EPS from continuing operations of $0.56 with 42.4 million shares outstanding in the third quarter of 2006. The third quarter of 2007 included gains from the sale of assets and foreign tax credits, which increased diluted EPS from continuing operations by $0.17. The third quarter of 2006 included certain gains and charges, primarily related to the ARG Sale, which increased diluted EPS from continuing operations by $0.14. Basic EPS from continuing operations were $0.68 with 34.0 million shares outstanding in the three months ended September 30, 2007, compared with basic EPS of $0.64 with 37.7 million shares outstanding in the three months ended September 30, 2006.

Loss and Loss Per Share from Discontinued Operations

During the third quarter of 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of FCCM’s operations. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. As a result of this action, we recorded a pre-tax loss in the third quarter of 2007 of $18.5 million, including non-cash charges of $14.4 million. The non-cash charges included $8.9 million related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into U.S. dollars of the original investment and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a tax benefit of $11.6 million primarily related to worthless stock and bad debt deductions to be claimed in the United States.

Our Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The operations and cash flows of FCCM are being eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations of FCCM.

For the three months ended September 30, 2007, in connection with the shut down of FCCM’s rail operations, we recorded $2.5 million of restructuring and other related charges within loss from discontinued operations. These restructuring and other related charges consisted of $1.0 million related to early lease termination fees, $0.7 million for severance and termination benefits in accordance with SFAS No. 112, “Employers’ Accounting for Postemployement Benefits” (SFAS 112), and $0.8 million of other expenses directly related to the liquidation.

Loss from discontinued operations in the three months ended September 30, 2007, was $6.9 million, compared with a loss from discontinued operations of $36.1 million in the three months ended September 30, 2006. The loss from discontinued operations in the three months ended September 30, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. Our diluted loss per share from discontinued operations in the third quarter of 2007 were $0.18 with 38.5 million shares outstanding, compared with diluted loss per share from discontinued operations of $0.85 with 42.4 million shares outstanding in the third quarter of 2006. Basic loss per share from discontinued operations was $0.20 with 34.0 million shares outstanding in the three months ended September 30, 2007, compared with basic loss per share from discontinued operations of $0.96 with 37.7 million shares outstanding in the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Operating Revenues

Overview

Operating revenues were $381.6 million in the nine months ended September 30, 2007, compared with $333.0 million in the nine months ended September 30, 2006, an increase of $48.6 million, or 14.6%. The $48.6 million increase in operating revenues consisted of $35.1 million in revenues from new operations and an increase of $13.5 million, or 4.1%, in revenues from existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our consolidated financial results for a comparable period in the prior year. The $13.5 million increase in revenues from existing operations included an increase of $13.7 million in non-freight revenues, partially offset by a decrease of $0.2 million in freight revenues. Operating revenues in the nine months ended September 30, 2007, benefited $6.5 million from the appreciation of the Australian dollar and Canadian dollar relative to the U.S. dollar. The following table breaks down our operating revenues into new operations and existing operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase (Decrease) in Existing Operations
Freight revenues	$247,047	$11,056	$235,991	$236,162	$10,885	4.6%	$(171)	-0.1%
Non-freight revenues	134,578	24,074	110,504	96,819	37,759	39.0%	13,685	14.1%

Total operating revenues	$381,625	$35,130	$346,495	$332,981	$48,644	14.6%	$13,514	4.1%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2007 and 2006 (in thousands, except carloads and average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Nine Months Ended September 30, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$51,749	20.9%	$51,976	22.0%	92,604	15.2%	104,267	16.9%	$559	$498
Coal, Coke & Ores	44,303	17.9%	47,075	19.9%	143,850	23.6%	150,826	24.4%	308	312
Lumber & Forest Products	27,704	11.2%	27,288	11.6%	65,354	10.7%	70,574	11.4%	424	387
Farm & Food Products	27,561	11.2%	19,206	8.1%	57,424	9.4%	54,236	8.8%	480	354
Metals	27,456	11.1%	27,340	11.6%	59,857	9.8%	64,328	10.4%	459	425
Minerals and Stone	23,269	9.4%	19,196	8.1%	92,173	15.1%	67,993	11.0%	252	282
Chemicals-Plastics	19,297	7.8%	18,825	8.0%	31,037	5.1%	32,310	5.2%	622	583
Petroleum Products	11,751	4.8%	10,426	4.4%	18,715	3.1%	18,150	2.9%	628	574
Autos & Auto Parts	5,317	2.2%	4,935	2.1%	10,552	1.7%	10,120	1.6%	504	488
Intermodal	856	0.3%	1,310	0.6%	1,680	0.3%	3,058	0.5%	510	428
Other	7,784	3.2%	8,585	3.6%	36,164	6.0%	41,929	6.9%	215	205

Total freight revenues	$247,047	100.0%	$236,162	100.0%	609,410	100.0%	617,791	100.0%	405	382

Total carloads decreased by 8,381 carloads, or 1.4%, due to a decline of 44,142 carloads, or 7.1%, from existing operations, partially offset by an increase of 35,761 carloads from new operations.

The overall average freight revenues per carload increased 6.0% to $405. Average freight revenues per carload from existing operations increased 7.6% to $411.

The following table sets forth freight revenues by new operations and existing operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$51,749	$555	$51,194	$51,976	$(227)	-0.4%	$(782)	-1.5%
Coal, Coke & Ores	44,303	65	44,238	47,075	(2,772)	-5.9%	(2,837)	-6.0%
Lumber & Forest Products	27,704	23	27,681	27,288	416	1.5%	393	1.4%
Farm & Food Products	27,561	6,555	21,006	19,206	8,355	43.5%	1,800	9.4%
Metals	27,456	92	27,364	27,340	116	0.4%	24	0.1%
Minerals and Stone	23,269	3,515	19,754	19,196	4,073	21.2%	558	2.9%
Chemicals-Plastics	19,297	82	19,215	18,825	472	2.5%	390	2.1%
Petroleum Products	11,751	15	11,736	10,426	1,325	12.7%	1,310	12.6%
Autos & Auto Parts	5,317	—	5,317	4,935	382	7.7%	382	7.7%
Intermodal	856	—	856	1,310	(454)	-34.7%	(454)	-34.7%
Other	7,784	154	7,630	8,585	(801)	-9.3%	(955)	-11.1%

Total freight revenues	$247,047	$11,056	$235,991	$236,162	$10,885	4.6%	$(171)	-0.1%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues decreased by $0.8 million, or 1.5%. The decrease consisted of $6.5 million due to a carload decrease of 11,669, or 11.2%, partially offset by $5.7 million due to a 10.9% increase in average revenues per carload. The carload decrease was primarily due to higher truck competition resulting from Class I rate increases and a weak newsprint market.

Coal, coke and ores revenues decreased by $2.8 million, or 6.0%. The decrease consisted of $2.1 million due to a carload decrease of 6,976, or 4.6%, and $0.7 million due to a 1.5% decrease in average revenues per carload. The carload decrease was primarily due to scheduled maintenance outages at two electricity generating facilities served by us. The maintenance at both plants was completed in mid-May. In addition, we experienced stronger shipments of coal in the first quarter of 2006 to electricity generating facilities to replenish their inventories which had been reduced in 2005 as a result of service interruptions and milder weather. In the first quarter of 2007, volumes were more representative of normal levels.

Lumber and forest products revenues increased by $0.4 million, or 1.4%. The increase consisted of $2.6 million due to a 9.6% increase in average revenues per carload, partially offset by $2.2 million due to a carload decrease of 5,231, or 7.4%.

Farm and food products revenues increased by $1.8 million, or 9.4%. The increase consisted of $4.5 million due to a 23.4% increase in average revenues per carload, partially offset by $2.7 million due to a carload decrease of 6,158, or 11.4%. The carload decrease was primarily due to GWA’s drought affected grain traffic. Because rates for GWA’s grain traffic have both a fixed and variable component, the grain traffic decrease resulted in higher average revenues per carload.

Petroleum products revenues increased $1.3 million, or 12.6%. The increase consisted of $1.0 million due to a 9.2% increase in average revenues per carload and $0.3 million due to a carload increase of 565, or 3.1%.

Other revenues decreased $1.0 million, or 11.1%. The decrease consisted of $1.4 million due to a carload decrease of 6,432, or 15.3%, partially offset by $0.4 million due to a 5.0% increase in average revenues per carload. The carload decrease was primarily the result of the discontinuation of haulage traffic on one of our rail lines.

All remaining commodities combined increased by a net $0.9 million, or 1.3%.

Non-Freight Revenues

Non-freight revenues were $134.6 million in the nine months ended September 30, 2007, compared with $96.8 million in the nine months ended September 30, 2006, an increase of $37.8 million, or 39.0%. The $37.8 million increase in non-freight revenues consisted of $24.1 million in non-freight revenues from new operations and $13.7 million in non-freight revenues from existing operations.

The following table compares non-freight revenues for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

Non-Freight Revenues Comparison

Nine Months Ended September 30, 2007 and 2006

	2007	% of Total	2006	% of Total
Railcar switching	$57,515	42.7%	$47,111	48.7%
Car hire and rental income	20,005	14.9%	14,818	15.3%
Fuel sales to third parties	19,120	14.2%	7,757	8.0%
Demurrage and storage	10,225	7.6%	8,935	9.2%
Car repair services	4,856	3.6%	4,265	4.4%
Other operating income	22,857	17.0%	13,933	14.4%

Total non-freight revenues	$134,578	100.0%	$96,819	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$57,515	$5,381	$52,134	$47,111	$10,404	22.1%	$5,023	10.7%
Car hire and rental income	20,005	4,089	15,916	14,818	5,187	35.0%	1,098	7.4%
Fuel sales to third parties	19,120	9,561	9,559	7,757	11,363	146.5%	1,802	23.2%
Demurrage and storage	10,225	25	10,200	8,935	1,290	14.4%	1,265	14.2%
Car repair services	4,856	—	4,856	4,265	591	13.9%	591	13.9%
Other operating income	22,857	5,018	17,839	13,933	8,924	64.0%	3,906	28.0%

Total non-freight revenues	$134,578	$24,074	$110,504	$96,819	$37,759	39.0%	$13,685	14.1%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $5.0 million, or 10.7%, of which $1.4 million was due to an increase from intra-plant switching due to new customers and rate increases, $1.9 million was due to an increase from intra-terminal switching, primarily at U.S. ports served by our railroads and $1.4 million from GWA intra-plant switching.

Car hire and rental income increased $1.1 million, or 7.4%, primarily due to increased customer demand.

Fuel sales to third parties increased $1.8 million, or 23.2%, primarily due to increased sales volumes, primarily as a result of a new customer, and the strengthening of the Australian dollar in relation to the U.S. dollar.

Demurrage and storage revenues increased $1.3 million, or 14.2%, primarily due to increased demurrage from existing customers, mainly due to the weakness of the paper industry in the Northeastern United States.

Other operating income increased $3.9 million, or 28.0%, primarily due to $2.0 million from GWA crewing and other ancillary charges and an increase in all other operating revenues of approximately $1.9 million.

Operating Expenses

Overview

Operating expenses were $307.3 million in the nine months ended September 30, 2007, compared with $270.2 million in the nine months ended September 30, 2006, an increase of $37.1 million, or 13.7%. The increase was attributable to $29.4 million from new operations and an increase of $7.7 million from existing operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 80.5% in the nine months ended September 30, 2007, from 81.0% in the nine months ended September 30, 2006, primarily as a result of $5.5 million of gains on the sale of assets in the third quarter of 2007.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

Operating Expense Comparison

Nine Months Ended September 30, 2007 and 2006

	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$122,978	32.2%	$112,682	33.8%
Equipment rents	27,122	7.1%	26,478	8.0%
Purchased services	31,702	8.3%	23,691	7.1%
Depreciation and amortization	23,515	6.2%	20,405	6.1%
Diesel fuel	31,917	8.4%	30,267	9.1%
Diesel fuel sold to third parties	16,680	4.4%	7,089	2.1%
Casualties and insurance	12,485	3.3%	9,406	2.8%
Materials	18,283	4.8%	15,775	4.7%
Net gain on sale of assets	(5,914)	-1.6%	(243)	-0.1%
Gain on insurance recovery	—	0.0%	(1,937)	-0.6%
Other expenses	28,496	7.4%	26,565	8.0%

Total operating expenses	$307,264	80.5%	$270,178	81.0%

Labor and benefits expense was $123.0 million in the nine months ended September 30, 2007, compared with $112.7 million in the nine months ended September 30, 2006, an increase of $10.3 million, or 9.1%. The increase was attributable to $7.7 million from new operations and an increase of $2.6 million from existing operations. The increase of $2.6 million from existing operations was primarily attributable to $7.0 million due to regular wage and benefit rate increases, and the impact of approximately 30 new hires and $0.9 million due to foreign currency changes, partially offset by $6.0 million in bonus and stock option expense related to the ARG Sale in the nine months ended September 30, 2006.

Purchased services expense was $31.7 million in the nine months ended September 30, 2007, compared with $23.7 million in the nine months ended September 30, 2006, an increase of $8.0 million, or 33.8%. The increase was attributable to $7.0 million from new operations and an increase of $1.0 million from existing operations. The increase in existing operations was primarily attributable to contract maintenance of way and equipment maintenance services.

Depreciation and amortization expense was $23.5 million in the nine months ended September 30, 2007, compared with $20.4 million in the nine months ended September 30, 2006, an increase of $3.1 million, or 15.2%. The increase was attributable to $1.2 million from new operations and an increase of $1.9 million from existing operations. The increase in existing operations was primarily attributable to increased capital expenditures in 2006 and 2007.

Diesel fuel expense was $31.9 million in the nine months ended September 30, 2007, compared with $30.3 million in the nine months ended September 30, 2006, an increase of $1.6 million, or 5.5%. The increase was attributable to $1.4 million from new operations and an increase of $0.2 million from existing operations.

Diesel fuel sold to third parties was $16.7 million in the nine months ended September 30, 2007, compared with $7.1 million in the nine months ended September 30, 2006, an increase of $9.6 million. The increase was attributable to an increase in gallons of fuel sold to third parties at GWA as well as the full year impact of our GWA operations.

Casualties and insurance expense was $12.5 million in the nine months ended September 30, 2007, compared with $9.4 million in the nine months ended September 30, 2006, an increase of $3.1 million, or 32.7%. The increase was due to a $2.4 million increase in existing operations and $0.7 million from new operations. The increase in existing operations was primarily due to an increase of $1.6 million in derailment expense and $0.8 million from a tunnel fire on one of our railroads.

Materials expense was $18.3 million in the nine months ended September 30, 2007, compared with $15.8 million in the nine months ended September 30, 2006, an increase of $2.5 million, or 15.9%. The increase was primarily attributable to an increase of $2.2 million from existing operations and $0.3 million from new operations. The increase in existing operations was primarily due to increased track and bridge repairs to one of our rail lines.

Net gain on sale of assets was $5.9 million in the nine months ended September 30, 2007, compared with $0.2 million in the nine months ended September 30, 2006. The gain of $5.9 million in the nine months ended September 30, 2007, included gains resulting from the sale of certain land and track related assets in the Northeast United States.

Gain on insurance recovery of $1.9 million in the nine months ended September 30, 2006, was attributable to an insurance receivable for the replacement of a bridge destroyed by fire at one of our railroads.

Other expenses were $28.5 million in the nine months ended September 30, 2007, compared with $26.6 million in the nine months ended September 30, 2006, an increase of $1.9 million. The increase was attributable to $1.6 million from new operations, primarily GWA, and an increase of $0.3 million from existing operations.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $218.8 million in the nine months ended September 30, 2006, related to the ARG Sale. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on the ARG Sale.

Investment Loss - Bolivia

We recorded an investment loss of $5.9 million in the nine months ended September 30, 2006, related to our South American equity investment. See Note 2 in the Notes to Consolidated Financial Statements included elsewhere in this report for additional information on our Bolivia investment.

Equity Loss of Unconsolidated International Affiliates

In the nine months ended September 30, 2006, equity loss of unconsolidated international affiliates was $10.8 million primarily due to our investment in ARG, including a $16.2 million pre-tax impairment loss, representing our 50% share of the impairment loss recorded by ARG. As previously disclosed, we sold our equity investment in ARG and discontinued equity accounting for our Bolivia investment during the second quarter of 2006.

Interest Income

Interest income was $7.1 million in the nine months ended September 30, 2007, compared with $4.5 million in the nine months ended September 30, 2006, an increase of $2.6 million. The increase in interest income was primarily due to the investment of a portion of the cash proceeds from the ARG Sale.

Interest Expense

Interest expense was $10.6 million in the nine months ended September 30, 2007, compared with $12.5 million in the nine months ended September 30, 2006, a decrease of $1.9 million, or 15.0%, primarily due to the reduction of debt resulting from the use of a portion of the cash proceeds from the ARG Sale.

Provision for Income Taxes

Our effective income tax rate in the nine months ended September 30, 2007, was 23.6% compared with 39.0% in the nine months ended September 30, 2006. The decrease in 2007 was primarily attributable to incremental U.S. foreign tax credits of $5.8 million associated with the ARG Sale in 2006. The determination of the amount of U.S. foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 U.S. tax return, which occurred in June and September 2007, respectively. In the nine months ended September 30, 2007, we recorded $2.6 million of additional prior year U.S. taxes relative to the ARG Sale. We assessed the effect of the $2.6 million of additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period.

For the nine months ended September 30, 2007, as a result of ceasing our Mexican rail operations and initiating formal liquidation proceedings, we recorded a net U.S. tax benefit of $11.3 million within the loss from discontinued operations. We also have a related capital loss carryforward which can be used to reduce the impact of future capital gains. The tax benefit associated with this carryforward of approximately $8.0 million is fully offset by a valuation allowance. This capital loss carryforward expires in 2012.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the nine months ended September 30, 2007, was $54.7 million, compared with income from continuing operations of $156.8 million in the nine months ended September 30, 2006. Our diluted EPS from continuing operations in the nine months ended September 30, 2007, were $1.36 with 40.2 million shares outstanding, compared with diluted EPS from continuing operations of $3.69, with 42.5 million shares outstanding in the nine months ended September 30, 2006. The nine months ended September 30, 2007, also included gains from the sale of assets and foreign tax credits, which increased diluted EPS by $0.16. The nine months ended September 30, 2006, also included certain gains and charges, primarily related to the ARG Sale, which increased diluted EPS by $2.56. Basic EPS from continuing operations were $1.53 with 35.7 million shares outstanding in the nine months ended September 30, 2007, compared with basic EPS from continuing operations of $4.17 with 37.6 million shares outstanding in the nine months ended September 30, 2006.

Loss and Loss Per Share from Discontinued Operations

During the third quarter of 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of FCCM’s operations. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. As a result of this action, we recorded a pre-tax loss in the third quarter of 2007 of $18.5 million, including non-cash charges of $14.4 million. The non-cash charges included $8.9 million primarily related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into U.S. dollars of the original investment and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a tax benefit of $11.6 million primarily related to worthless stock and bad debt deductions to be claimed in the United States.

Our Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The operations and cash flows of FCCM are being eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations of FCCM.

For the nine months ended September 30, 2007, in connection with the liquidation of FCCM, we recorded $5.2 million of restructuring and other related charges within loss from discontinued operations. These restructuring and other related charges consisted of $3.2 million for severance and termination benefits in accordance with SFAS 112, $1.0 million related to early lease termination fees and $1.0 million for other expenses directly related to the liquidation. We also recorded a charge to interest expense during the nine months ended September 30, 2007, of $0.6 million due to the recognition of previously deferred financing fees.

Loss from discontinued operations in the nine months ended September 30, 2007, was $13.5 million, compared with a loss from discontinued operations of $37.2 million in the nine months ended September 30, 2006. The loss from discontinued operations in the nine months ended September 30, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. Our diluted loss per share from discontinued operations in the nine months ended September 30, 2007, were $0.34 with 40.2 million shares outstanding, compared with diluted loss per share from discontinued operations of $0.87 with 42.4 million shares outstanding in the nine months ended September 30, 2006. Basic loss per share from discontinued operations were $0.38 with 35.7 million shares outstanding in the nine months ended September 30, 2007, compared with basic loss per share from discontinued operations of $0.99 with 37.6 million shares outstanding in the nine months ended September 30, 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, we generated $5.6 million in cash from operating activities from continuing operations, compared with $64.0 million during the nine months ended September 30, 2006. The decrease in 2007 from 2006 was primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the ARG Sale, partially offset by the sourcing of cash from working capital.

During the nine months ended September 30, 2007, our cash flows used in investing activities from continuing operations were $31.6 million, compared with cash provided by investing activities of $255.8 million during the nine months ended September 30, 2006. For the nine months ended September 30, 2007, primary drivers of cash used in investing activities from continuing operations were $41.4 million of cash used for capital expenditures, net of $15.6 million received from current year government grants, and $4.3 million in cash received from government grants for capital projects completed in 2006, partially offset by $1.7 million in insurance proceeds for capital projects completed in 2006 and $8.1 million in cash proceeds from the disposition of property and equipment. For the nine months ended September 30, 2006, primary drivers of the cash flows provided by investing activities were $306.7 million in proceeds received from the ARG Sale and $0.3 million in cash proceeds from the disposition of property and equipment, partially offset by $30.3 million of net cash used for capital expenditures and $21.2 million in cash paid for acquisitions.

During the nine months ended September 30, 2007 and 2006, our cash flows used in financing activities from continuing operations were $143.6 million and $90.2 million, respectively. For the nine months ended September 30, 2007, the primary use of cash for financing activities was treasury stock repurchases totaling $171.0 million, partially offset by a net increase in outstanding debt of $23.5 million, $3.0 million for stock purchases by employees and $0.8 million from the excess income tax benefit from share-based payment arrangements. For the nine months ended September 30, 2006, primary uses of cash for financing activities were a net decrease in outstanding debt of $89.7 million and treasury stock repurchases of $11.2 million, partially offset by $6.3 million for stock purchases by employees and $4.4 million from the excess income tax benefit from share-based payment arrangements.

At September 30, 2007, we had long-term debt, including current portion, totaling $261.0 million, which comprised 38.4% of our total capitalization. At December 31, 2006, we had long-term debt, including current portion, totaling $245.7 million, which comprised 32.1% of our total capitalization. The net increase in long-term debt, including current portion in 2007, was primarily due to borrowings of $25.0 million under our $225.0 million revolving loan during the third quarter of 2007 in conjunction with the share repurchase program, partially offset by the assignment agreement we entered into with IFC and FMO as described below under Mexican Financings.

2007 Budgeted Capital Expenditures

We have budgeted $58.0 million, net of government grants, in capital expenditures in 2007, which consists of track and equipment improvements of $42.0 million, business development projects of $7.0 million and equipment lease buyouts of $9.0 million. As of September 30, 2007, we have incurred $41.4 million, net of $19.9 million received under related government grants, of the $58.0 million in budgeted capital expenditures for 2007. Of the $19.9 million of cash received under government grants, $4.3 million related to our prior year capital budget. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations, together with amounts available under our credit facilities, will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

U.S. Credit Facilities

As of September 30, 2007, our $225.0 million revolving loan, which matures in 2010, consisted of $25.0 million of outstanding debt, letter of credit guarantees of $0.1 million and $199.9 million of unused borrowing capacity. The $199.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of September 30, 2007. See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding our credit facilities.

Mexican Financings

As previously disclosed, our Mexican subsidiaries, Servicios and FCCM, were parties to certain amended loan agreements and promissory notes (collectively, the Loan Agreements) and related documents, and we were a party to certain related documents, with the IFC and FMO. The Loan Agreements and related documents set forth the terms of Servicios’ existing loans from IFC and FMO, as well as our support obligations related to Servicios’ obligations under the Loan Agreements. Servicios’ obligations under the Loan Agreements were secured by essentially all of the assets of Servicios and FCCM, and a pledge of the shares of Servicios and FCCM held by us. Pursuant to a guarantee agreement related to the Loan Agreements, we guaranteed $8.9 million of Servicios’ debt payment obligations under the Loan Agreements, of which we previously paid approximately $1.9 million on Servicios’ behalf in 2006. IFC also received an equity interest in Servicios of 12.7% in connection with the Loan Agreements. Pursuant to an existing put option agreement among us, IFC and Servicios dated as of December 5, 2000, as amended as of March 15, 2005, IFC had the right to sell to us its 12.7% equity interest in Servicios, and on March 3, 2006, IFC notified us of its intention to exercise this put option.

On June 8, 2007, we entered into an assignment agreement with IFC and FMO, pursuant to which, among other things, (i) IFC and FMO demanded payment of, and we paid, approximately $7.0 million due under the guarantee agreement related to the Loan Agreements and (ii) we purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, we recorded a $0.6 million interest charge due to the recognition of previously deferred financing fees related to the Loan Agreements during the second quarter of 2007. Also on June 8, 2007, we, IFC and Servicios entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to us for $1.0 million, plus an additional $0.4 million if FCCM is still in business on June 8, 2008. In addition, on June 8, 2007, we, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof.

Neither the payment default discussed above, nor the entering into the agreements described above and the consummation of the transactions contemplated therein, resulted in a default under our outstanding debt obligations.

Impact of Foreign Currencies on Operating Revenues

In the nine months ended September 30, 2007, foreign currency translation had a positive impact on our consolidated operating revenues primarily due to the strengthening of the Australian dollar. The following table presents the effect of translating our nine months of 2007 reported operating revenues at the average foreign currency exchange rates in effect for the first nine months of 2006 (dollars in thousands):

	Nine Months Ended September 30, 2007
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
U.S. Operating Revenues	$271,474	$—	$271,474
Australia Operating Revenues	65,908	(5,593)	60,315
Canada Operating Revenues	44,243	(908)	43,335

Total Operating Revenues	$381,625	$(6,501)	$375,124

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

Our off-balance sheet arrangements consist of operating lease obligations and guarantee arrangements. For additional information on our operating lease obligations and guarantee arrangements see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations and Commercial Commitments” in our 2006 Annual Report on Form 10-K. We have no other types of off-balance sheet arrangements that we believe may have a material current or future adverse effect on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the provisions of SFAS 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In 2004, we entered into an interest rate swap agreement and swapped our variable LIBOR interest rate on long-term debt for a fixed interest rate. At December 31, 2006, the notional amount under the agreement was $21.4 million and represented a liability with a fair value of less than $0.1 million. The swap expired in September 2007.

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

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting — During the period covered by this Quarterly Report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

On June 25, 2007, FCCM formally notified the SCT of its intent to cease its rail operations and to resign its 30-year concession from the Mexican government. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and issued a provisional ruling upholding the seizure, pending a full review of the constitutional grounds for the seizure and the legality of the SCT’s actions. We believe the SCT’s actions were unlawful and will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets.

For additional information on the Company’s operations in Mexico, see Part 1 Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Operations – Mexico.”

Canada

In February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of the Company’s subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP) (collectively, the Parties). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. Mr. Paquin requested the issuance of an injunction in order to limit the hours when the rail yard may operate. The plaintiff did not allege any specific monetary claim with respect to the damages of other members of the class, but sought to recover for his “trouble and inconvenience” as well as for “potential devaluation of the value of his property.”

Following a May 2007 settlement conference, the Parties agreed on the terms of a settlement agreement whereby all outstanding claims under the class action will be dropped. The settlement agreement remains subject to review and approval by the class members and the Quebec Superior Court. We do not expect Genesee & Wyoming Canada Inc. or Quebec-Gatineau Railway to make any material financial contribution in connection with the proposed settlement.

Bolivia

As previously disclosed, we indirectly have a 12.52% equity interest in Oriental through its interest in GWC. GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. This non-recourse debt became due and payable on November 2, 2003. In 2006, certain creditors of GWC commenced court proceedings to (i) collect on their share of the debt and (ii) exercise their rights pursuant to the lien. In addition, we hold a 10.37% indirect interest in Oriental through other companies. We do not expect the commencement of court proceedings to have any impact on this remaining 10.37% interest. We do not expect these proceedings to have a material effect on our financial statements.

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

Set forth below are updates to certain risk factors that were previously disclosed in our 2006 Annual Report on Form 10-K, as well as an additional risk factor that arose during the three months ended September 30, 2007. For further explanation of the additional factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2006 Annual Report on Form 10-K.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations could have a material adverse effect on our operating results, financial condition and liquidity.

We are subject to governmental regulation with respect to our railroad operations and a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the U.S., these agencies include the Surface Transportation Board (STB), the Department of Transportation (DOT), the Federal Railroad Administration (FRA) of the DOT, other federal agencies (including the Department of Homeland Security) and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the Canada Transportation Agency, Transport Canada and the regulatory departments of the provincial governments of Quebec and Ontario. In Mexico, we are subject to regulation by the SCT. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.

Changes to the regulatory environment, if adopted, could have a significant impact our railroad operations.

There are various legislative actions being considered in the United States that modify or increase regulatory oversight of the rail industry. The majority of the actions under consideration are directed at Class I railroads; however, specific initiatives introduced in Congress in 2007 associated with competition, safety, security and labor regulations could significantly affect our operations and the cost of compliance with the proposed rules and regulations could be significant. In addition, proposed regulations may require us to obtain and maintain various licenses, permits and other authorizations, and we may not be able to do so. Federal, state and local regulatory authorities may change the regulatory framework without providing us with any recourse for the adverse effects that the changes may have on our operations. As a result, changes to the regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

The expiration of the short line tax credit on January 1, 2008, could materially adversely affect our effective tax rate.

On October 22, 2004, the American Jobs Creation Act (P.L. 108-357) was signed into law. The Act provides a tax credit for Class II and Class III railroads against their federal income tax based on qualified railroad track maintenance expenditures (the “Short Line Tax Credit”). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges, and related track structures owned or leased by a Class II or III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit is applicable to tax years beginning after December 31, 2004, and before January 1, 2008, which includes calendar years 2005, 2006 and 2007. Although legislation to extend the Short Line Tax Credit was introduced in early 2007, there is no guarantee that the legislation will be approved. The Short Line Tax Credit lowers our effective tax rate on continuing operations by up to 10%. If the Short Line Tax Credit is not extended and expires, the loss of the credit could have a material adverse effect on our effective tax rate and our reported earnings per share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

On November 2, 2004, we announced that our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A Common Stock. On February 13, 2007, we announced that our Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our Class A Common Stock. On August 1, 2007, our Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of our Class A Common Stock. The repurchases of stock may occur from time to time in the open market, including under 10b5-1 plans, or in privately negotiated transactions. Subsequent to September 30, 2007, we have fully exhausted our existing authorizations to repurchase shares.

During the three months ended September 30, 2007, we repurchased 3,934,900 shares of our Class A Common Stock at an average cost of $26.94 per share. As of September 30, 2007, we had repurchased 6,848,930 shares of our common stock under the previously announced plans.

2007	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
July 1 to July 31	—	$—	—	4,085,970
August 1 to August 31	2,320,800	$26.37	2,320,800	1,765,170
September 1 to September 30	1,614,100	$27.76	1,614,100	151,070

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: November 8, 2007	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: November 8, 2007	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
(3)	(i) Articles of Incorporation
Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.
(ii) By-laws

3.1	Amended Bylaws, effective as of August 19, 2004, are incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

*10.1	Form of Senior Executive Continuity Agreement

*10.2	Form of Executive Continuity Agreement

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certifications

*	Exhibit filed with this Report