Form 10-K
period 2007-12-31
GENESEE & WYOMING INC
filed 2008-02-29
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐  Yes    ☑  No

Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $996,681,424. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.

Shares of common stock outstanding as of the close of business on February 22, 2008:

Class	Number of Shares Outstanding
Class A Common Stock	31,353,008
Class B Common Stock	3,975,178

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2007

Unless the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “Genesee & Wyoming,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries and affiliates and when we use the term “ARG” we are referring to the Australian Railroad Group Pty Ltd and its subsidiaries. Up until June 1, 2006, ARG was our 50% owned affiliate based in Perth, Western Australia. All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in United States dollars unless specifically noted otherwise.

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

These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Forward-looking statements may be influenced by risks which exist in the following areas, among others:

•	our ability to fund, consummate and integrate acquisitions and investments;

•	our relationships with Class I railroads and other connecting carriers for our operations;

•	our ability to obtain railcars and locomotives from other providers on which we are currently dependent;

•	competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators;

•	legislative and regulatory developments, including rulings by the Surface Transportation Board (STB);

•	strikes or work stoppages by our employees and our ability to attract and employ a sufficient number of skilled employees;

•	our transportation of hazardous materials by rail as a common carrier;

•	the occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits;

•	rising fuel costs;

•	customer retention and contract continuation;

•	our susceptibility to downturns in the general economy;

•	our susceptibility to severe weather conditions and other natural occurrences;

•	our ability to obtain funding for capital projects;

•	the imposition of operational restrictions as the result of covenants in our credit facilities;

•	acts of terrorism and anti-terrorism measures;

•	our susceptibility to various legal claims and lawsuits; and

•	our susceptibility to risks associated with doing business in foreign countries.

The areas in which there is risk and uncertainty are further described under the caption “Risk Factors” in Item 1A, as well as in documents that we file from time to time with the United States Securities and Exchange Commission (the SEC), which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and the actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

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

OVERVIEW

We are a leading owner and operator of short line and regional freight railroads in the United States, Australia and Canada and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia. The Company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York and since 1977, we have completed 30 acquisitions.

By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase our earnings and cash flow. In addition, we expect that acquisitions will adhere to our return on capital targets and that existing operations will strive to improve year-over-year financial returns and safety performance.

As of December 31, 2007, we operated over approximately 5,800 miles of owned and leased track and approximately 3,000 additional miles under track access arrangements. We operate in 27 states in the United States, four Australian states, and two Canadian provinces and serve 12 United States ports and five Australian ports. Based on track miles, we believe that we are the second largest operator of short line and regional freight railroads in North America.

During 2007, we ceased operations in Mexico. Results of our Mexican operations are now included in results from discontinued operations.

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

We derive our acquisition, investment and long-term lease opportunities from the following five sources:

•	rail lines of industrial companies, such as Bethlehem Steel Corporation and Georgia-Pacific Corporation (GP);

•	branch lines of Class I railroads, such as Burlington Northern Santa Fe Corporation (BNSF) and CSX Corporation (CSX);

•	other regional railroads or short line railroads, such as Rail Management Corporation (RMC) and Maryland Midland Railway, Inc. (Maryland Midland);

•	foreign government-owned railroads that are being privatized, such as those in Australia; and

•	new rail and infrastructure and/or equipment associated with greenfield industrial and mineral development, such as potential new mining projects in the United States and South Australia.

We believe that additional acquisition opportunities in the United States exist among the more than 500 short line and regional railroads operating approximately 45,100 miles of track, as well as additional lines expected to be sold or leased by Class I railroads. We also believe that there are additional acquisition candidates in Australia, Europe, Canada, South America and other markets outside the United States. We believe that we are well-positioned to capitalize on additional acquisition opportunities.

OPERATING STRATEGY

We intend to increase our earnings and cash flow through the execution of our operating strategy for both our domestic and international operations. Our railroads operate under strong local management, with centralized administrative support and oversight. As of December 31, 2007, our continuing operations were organized in eight businesses, which we refer to as regions. In the United States these regions were Illinois, New York/Pennsylvania, Oregon, Rail Link (which includes industrial switching and port operations in various geographic locations), Rocky Mountain and Southern (principally consisting of railroads in the Southern part of the United States). Outside the United States these regions were Australia and Canada (which includes certain adjacent properties located in the United States).

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

•

Lower Operating Costs. We focus on lowering operating costs and historically have been able to operate acquired rail lines more efficiently than the companies and governments from whom we acquired these properties. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•

Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of our customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain of our customers and railroads to the regional economies, we are able, in some instances, to obtain state and/or federal grants to upgrade track. Typically, we seek government funds to support investments that would not otherwise be economically viable for us to fund on a stand alone basis.

•

Continuous Safety Improvement. We believe that a safe work environment is essential for our employees and customers and the long-term success of our business. Each year we establish stringent safety targets as part of our safety program. Through the execution of our safety program, we have reduced our injury frequency rate from 5.89 injuries per 200,000 man-hours worked in 1998 to 1.67 in 2007.

INDUSTRY

According to the Association of American Railroads (AAR), there are 559 railroads in the United States operating over 139,000 miles of track. The AAR segments railroads operating in the United States into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $346.8 million in revenues, represent approximately 93% of total rail revenues. Regional and local railroads operate approximately 45,100 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local railroads combined account for approximately 7% of total rail revenues. We operate one regional and 42 local (short line) railroads in the United States.

The following table shows the breakdown of railroads operating in the United States by classification.

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	94,801	Over $346.8 million
Regional	33	16,713	$40.0 to $346.7 million and /or 350 or more miles operated
Local	519	28,415	Less than $39.9 million and less than 350 miles operated

Total	559	139,929

(1)	Includes CSX Transportation (CSXT), BNSF Railway Co. (BNSF), Norfolk Southern (NS), Kansas City Southern Railway Company (KCS), Union Pacific (UP), Canadian National Railway (CN) and Canadian Pacific Railroad Co. (CP)

Source: Association of American Railroads, Railroad Facts, 2007 Edition.

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

Although the acquisition market is competitive in the railroad industry, we believe we will continue to find opportunities to acquire rail properties in the United States and Canada from Class I railroads, industrial companies and independent local and regional railroads. We also believe we will continue to find additional acquisition opportunities in markets outside of North America. For additional information, see the discussion under “Item 1A. Risk Factors.”

OPERATIONS

As of December 31, 2007, we through our subsidiaries and unconsolidated affiliate, owned, leased or operated 48 short line and regional freight railroads with approximately 5,800 miles of track in the United States, Australia, Canada and Bolivia. We generate revenues primarily from the haulage of freight by rail over relatively short distances. Freight revenues represented 63.8%, 69.1% and 72.9% of our total revenues in 2007, 2006 and 2005, respectively.

Customers

As of December 31, 2007, our operations served more than 770 customers. Freight revenue from our 10 largest freight revenue customers accounted for approximately 22%, 24% and 25% of our revenues in 2007, 2006 and 2005, respectively. Four of our 10 largest freight customers operated in the paper and forest products industry. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms ranging from less than one year to 10 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped.

Commodities

Our railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. Our pulp and paper commodity revenues accounted for 13%, 15% and 17% of our total revenues in the years ended December 31, 2007, 2006 and 2005, respectively. Our coal, coke and ores commodity revenues accounted for 12%, 13% and 15% of our total revenues in the years ended December 31, 2007, 2006 and 2005, respectively. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2007, 2006 and 2005, see the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Group Descriptions

The Pulp and Paper commodity group consists primarily of inbound shipments of pulp and outbound shipments of newsprint and finished papers and container board.

The Coal, Coke and Ores commodity group consists primarily of shipments of coal to power plants and industrial customers.

The Metals commodity group consists primarily of scrap metal, finished steel products, coated pipe, slab and ingots.

The Minerals and Stone commodity group consists primarily of gypsum, salt used in highway ice control, limestone and sand.

The Lumber and Forest Products commodity group consists primarily of export logs, finished lumber, plywood, oriented strand board and particle board used in construction and furniture manufacturing and wood chips and pulpwood used in paper manufacturing.

The Farm and Food Products commodity group consists primarily of wheat, barley, corn and other grains.

The Chemicals-Plastics commodity group consists primarily of chemicals used in manufacturing, particularly in the paper industry.

The Petroleum Products commodity group consists primarily of liquefied petroleum gases, asphalt and crude oil.

The Autos and Auto Parts commodity group consists primarily of finished automobiles and stamped auto parts.

The Intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.

The Other commodity group consists of all freight moved not included in the commodity groups set forth above.

Non-Freight Revenues

We generate non-freight revenues primarily through the following activities:

•	Railcar switching, which includes:

•	intra-plant switching—revenues earned by providing services dedicated to the movement of railcars within industrial plants; and

•	intra-terminal switching—revenues earned for the movement of customer railcars from one track to another track on the same railroad, primarily at United States ports.

•	Fuel sales to third parties—revenues earned by Genesee & Wyoming Australia Pty Ltd (GWA) in South Australia from the sale of diesel fuel to other rail operators.

•	Car hire and rental services—charges paid by other railroads for the use of our railcars.

•	Demurrage and storage—charges to customers for holding or storing their railcars.

•	Car repair services—charges for repairing freight cars owned by others, either under contract or in accordance with AAR rules.

In 2007, 2006 and 2005, non-freight revenues constituted 36.2%, 30.9% and 27.1%, respectively, of our total operating revenues with railcar switching representing 40.3%, 46.2% and 51.3%, respectively, of total non-freight revenues. For a comparison of non-freight revenues for the years ended December 31, 2007, 2006 and 2005, see the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Geographic Information

For financial information with respect to each of our geographic areas, see Note 16 to our Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report.

Traffic

Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic provide us with a more stable source of revenue, because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2007, revenues generated from interline and local traffic constituted approximately 96% of our freight revenues.

Seasonality of Operations

Typically, we experience relatively lower revenues in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. However, certain of our traffic, such as salt for road de-icing, often benefits from particularly cold and inclement weather.

Employees

As of December 31, 2007, our railroads and industrial switching locations had 2,307 full time employees. Of this total, 1,371 railroad employees are members of national labor organizations. Our railroads have 36 contracts with these national labor organizations, 10 of which are currently in negotiation. We also entered into collective employee bargaining agreements with an additional 73 employees who are not represented by a national labor organization. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. Le Code Canadian du Travail and the Federal Workplace Relations Act govern the labor relations of employers and employees engaged in the railroad industry in Canada and Australia, respectively. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. We believe our relationship with our employees is good.

SAFETY

Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, which is defined by the Federal Railroad Administration (FRA) as reportable injuries per 200,000 man hours worked, was 1.67 and 1.95 in 2007 and 2006, respectively.

INSURANCE

We maintain insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. The liability policies have self-insured retentions of up to $0.5 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of primary policy limits. Our property policies generally exclude track and roadbed damages associated with floods, as such coverage is not available on commercially reasonable terms. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under our liability policies. The property damage policies have self-insured retentions ranging from $0.1 million to $0.8 million, depending on the category of incident.

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

Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy. Similarly, employees of GWA are covered by the respective state-based workers’ compensation legislation.

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

In acquiring rail properties, we generally compete with other short line and regional railroad operators, and more recently with financial institutions, including private equity firms operating in conjunction with short line rail operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial and financial resources, effectively positions us to take advantage of acquisition opportunities.

REGULATION

United States

In addition to environmental laws, securities laws and other regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	the Surface Transportation Board (STB);

•	the FRA;

•	federal agencies, including the Department of Homeland Security (DHS) and Department of Transportation (DOT);

•	state departments of transportation; and

•	some state and local regulatory agencies.

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

Quebec Gatineau Railway and Huron Central Railway are subject to the jurisdiction of the provincial governments of Quebec and Ontario, respectively. Provincially regulated railways operate only within one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Ministère des Transports du Quebec, while in Ontario, under the Short Line Railways Act, a license must be obtained from the Registrar of Short Line Railways. Construction, operation and discontinuance of operation are regulated, as well as railway services.

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

Any contemplated acquisitions may also be subject to Canada’s Competition Act, which contains provisions relating to pre-merger notification as well as substantive merger provisions.

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

DISCONTINUED OPERATIONS

In October 2005, our Mexican subsidiary, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonalá and the Guatemalan border, rendering approximately 175 miles of rail line inoperable. We believe the Mexican government had the obligation to fund the reconstruction plan for the damaged portion of the rail line.

On June 25, 2007, FCCM formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the failure of the Mexican government to fulfill their obligation to fund the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM was not a viable business. During the third quarter of 2007, FCCM ceased its rail operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. Additional information on the SCT’s claims is set forth under “Item 3. Legal Proceedings—Mexico.” We believe the SCT’s actions were unlawful and we are pursuing appropriate legal remedies to recover FCCM’s operating assets. Results of our Mexican operations are now included in results from discontinued operations.

AVAILABLE INFORMATION

We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996 and since September 27, 2002, our shares have been listed on the New York Stock Exchange. Our principal executive offices and corporate headquarters are located at 66 Field Point Road, Greenwich, Connecticut, 06830, and our telephone number is (203) 629-3722.

Our Internet website address is www.gwrr.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the SEC. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our Internet website. Our Internet website also contains hyperlinks to charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics. Our Code of Ethics applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, our principal accounting officer and our controller. We will post any amendments to the Code of Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our Internet website.

In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically. The SEC Internet website address is www.sec.gov.

The information regarding our Internet website and its content is for your convenience only. The information contained on or connected to our Internet website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

Item 1A.	Risk Factors

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecast in our forward-looking statements, including the risks described below and the risks that may be identified in future documents that are filed or furnished with the SEC.

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

Since January 1, 1996, we have acquired interests in 39 railroads, the majority of which were purchased for cash. As of December 31, 2007, we had undrawn revolver capacity of $188.9 million and $46.7 million of cash and cash equivalents available for acquisitions or other activities. We intend to continue to review acquisition candidates and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. We expect that, as in the past, we will pay cash for some or all of the purchase price of any acquisitions or purchases that we make. Depending on the number of acquisitions or purchases and the prices thereof, we may not generate enough cash from operations to pay for the acquisitions or purchases. We may, therefore, need to raise substantial additional capital to fund our acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital, we may be required to forego potential acquisitions, which could impair the execution of our growth strategy.

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

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on analyses completed by members of our management. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, most of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions.

Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. In connection with our GP Railroads and Rail Partners acquisitions, most of the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, have either expired (in the case of GP) or will expire on or before June 2008 (in the case of Rail Partners). A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our financial condition and operating results.

Because we depend on Class I railroads and other connecting carriers for a majority of our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2007, approximately 88% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers, or to cease certain freight movements, could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which Class I carrier made such a decision and which of our routes and freight movements were affected.

Our ability to provide rail service to customers in the United States and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to, among other matters, freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of or service provided by those connecting carriers or in our relationship with those connecting carriers could adversely affect our operating results and financial condition.

Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators. We lease several railroads from Class I carriers under long-term lease arrangements, which collectively accounted for approximately 13% of our 2007 revenues. In addition, we own several railroads that also lease portions of the track or right of way upon which they operate from Class I railroads. Expiration of these leases or failure of our railroads to comply with the terms of these leases and agreements in all material respects could result in the loss of operating rights with respect to those rail properties, which would adversely affect our operating results and financial condition.

We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.

Each of our railroads is typically the only rail carrier directly serving our customers. Our railroads, however, compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our network. In addition, other rail operators may build new rail lines to access certain of our customers. If competition from these alternative methods of transportation materially increases, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, we could suffer a material adverse effect on our operating results, financial condition and liquidity.

We are also subject to geographic and product competition. For example, a customer could shift production to a region where we do not have operations or could substitute one commodity for another commodity that is not transported by rail. In either case, we would lose a source of revenues, which could have a material adverse effect on our operating results, financial condition and liquidity.

The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because a significant portion of our carloads in the United States and Canada involve interchange with another carrier, we have only limited control over the total price, transit time or quality of such service. Any future improvements or expenditures materially increasing the quality of these alternative modes of transportation in the locations in which we operate or legislation granting materially greater latitude for other modes of transportation could have a material adverse effect on our operating results, financial condition and liquidity.

It is difficult to quantify the potential impact of competition on our business, since not only each customer, but also each customer location and each product shipped from such location is subject to different types of competition.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.

Our operations served more than 770 customers in 2007. Freight revenue from our 10 largest freight revenue customers accounted for approximately 22% of our revenues in 2007. As of December 31, 2007, four of our 10 largest customers operated in the paper and forest products industry. In 2007, our largest freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 6% of our revenues in 2007. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped. In addition, GWA’s largest freight customer, AWB Limited (AWB), is the subject of a government investigation and is expected to lose its exclusive bulk wheat exporter status in 2008. Should AWB lose its exclusive exporter status, it has the right to re-negotiate the terms of the contracts with GWA, which could affect our operating results, financial condition and liquidity. Substantial reduction in business with or loss of important customers or contracts could have a material adverse affect on our operating results, financial condition and liquidity.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations could have a material adverse effect on our operating results, financial condition and liquidity.

We are subject to governmental regulation with respect to our railroad operations and a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, the Department of Transportation (DOT), the FRA of the DOT, other federal agencies (including the Department of Homeland Security) and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the Canada Transportation Agency, Transport Canada and the regulatory departments of the provincial governments of Quebec and Ontario. In Mexico, we are subject to regulation by the SCT. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.

Rising fuel costs could materially adversely affect our operating results, financial condition and liquidity.

Fuel costs constitute a significant portion of our total operating expenses. Fuel costs for fuel used in operations were 10.9% of our operating expenses for each of the years ended December 31, 2007 and 2006. Fuel prices and supplies are influenced by factors beyond our control, such as international political and economic circumstances. If Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease. In addition, if diesel fuel prices increase dramatically or if a fuel supply shortage were to arise from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse affect on our operating results, financial condition and liquidity.

Changes to the regulatory environment, if adopted, could have a significant impact on our railroad operations.

There are various legislative actions being considered in the United States that modify or increase regulatory oversight of the rail industry. The majority of the actions under consideration are directed at Class I railroads; however, specific initiatives recently introduced in Congress associated with competition, safety, security and labor regulations could significantly affect our operations and the cost of compliance with the proposed rules and regulations could be significant. In addition, proposed regulations may require us to obtain and maintain various licenses, permits and other authorizations, and we may not be able to do so. Federal, state and local regulatory authorities may change the regulatory framework without providing us with any recourse for the adverse effects that the changes may have on our operations. As a result, changes to the regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

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

We are a party to collective bargaining agreements with various labor unions in the United States, Australia, Canada and Bolivia. We are party to 36 contracts with national labor organizations. We are currently engaged in negotiations with respect to 10 of those agreements. We have also entered into employee bargaining agreements with an additional 73 employees who represent themselves. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown or other employees were to become unionized or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs, which, in either case, could materially adversely affect our operating results, financial condition and liquidity. To date, we have experienced no material strikes or work stoppages. We are also subject to the risk of the unionization of our non-unionized employees, which could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, work interruptions may be threatened, which could cause customers to seek other transportation alternatives, with a corresponding adverse financial impact.

If we are unable to employ a sufficient number of skilled workers, our operating results, financial condition and liquidity may be materially adversely affected.

We believe that our success depends upon our ability to employ and retain skilled workers that possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions, resulting in a high employee turnover rate when compared to many other industries. In addition, our ability to expand our operations depends in part on our ability to attract and retain skilled workers. Our number of employees has increased 22.4% from 1,885 at December 31, 2005 to 2,307 at December 31, 2007. Within the next five years, we estimate approximately 12% of the current workforce will become eligible for retirement. Approximately three-fourths of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with these types of skills has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and our growth potential could be impaired, each of which could have a material adverse effect on our operating results, financial condition and liquidity.

Our operations are dependent on our ability to obtain railcars and locomotives from other providers.

In 2007, approximately 63% of our railcars were leased. If the number of available railcars is insufficient or if the cost of obtaining these railcars increases, we might not be able to obtain replacement railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. In addition, in some cases we use third-party locomotives to provide transportation services to our customers. Without these third-party locomotives, we would need to invest additional capital in locomotives.

As a common carrier by rail, we are required to transport hazardous materials, regardless of risk.

Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury and property damage costs and compromise critical parts of our railroads. Legislation introduced in Congress in early 2005 would give federal regulators increased authority to conduct investigations and levy substantial fines and penalties in connection with railroad accidents. Federal regulators also would be required to prescribe new regulations governing railroads’ transportation of hazardous materials. If enacted, such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the Department of Transportation and the Department of Homeland Security could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Some legislators have contemplated pre-notification requirements for hazardous materials shipments. If promulgated, such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in our costs could have a material adverse affect on our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. On certain of the rail lines over which we operate, freight trains are commingled with passenger trains. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed our insurance limits. Insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, subsequent adverse events directly and indirectly applicable to us may result in additional increases in our insurance premiums and/or our self insured retentions and could result in limitations to the coverage under our existing policies. The occurrence of losses or other liabilities that are not covered by insurance or that exceed our insurance limits could have a material adverse affect on our operating results, financial condition and liquidity.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, freight loss and other property damage and other matters, including, without limitation, claims and lawsuits associated with FCCM’s resignation of its operating concession in Mexico. For example, United States job-related personal injury and occupational claims are subject to FELA, which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system. The variability inherent in this system could result in actual costs being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident involving material freight loss or property damage, personal injury and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity to the extent not covered by insurance. We have obtained commercial insurance for potential losses for third-party liability and first-party property damages. Specified levels of risk are retained by us. Insurance is available from a limited number of insurers and may not continue to be available or, if available, may not be obtainable on terms acceptable to us.

Our results of operations are susceptible to downturns in the general economy as well as cyclicality of certain products.

In any given year, we, like other railroads, are susceptible to changes in the economic conditions of the industries and geographic areas that produce and consume the freight we transport. For instance, a downturn in the general economy may adversely impact housing starts, which would decrease our lumber and forest products traffic. In addition, many of the goods and commodities carried by us experience cyclicality in their demand. Our results of operations can be expected to reflect this cyclicality, and because of the significant fixed costs inherent in railroad operations the impact could be material. Should an economic slowdown or recession occur in the countries in which we operate, the volume of rail shipments carried by us is likely to be affected.

Our results of operations are susceptible to severe weather conditions and other natural occurrences.

We are susceptible to adverse weather conditions, including floods, fires, hurricanes, droughts, earthquakes and other natural occurrences. For example:

•	Our minerals and stone revenues, which include salt, may be reduced by mild winters in the Northeastern United States, which lessen demand for road salt.

•	Our coal, coke and ores revenue may be reduced by mild winters in the Midwestern United States, which lessen demand for coal.

•	GWA’s revenues are susceptible to the impact of drought conditions on the South Australian grain harvest.

Bad weather and natural disasters, such as blizzards in Eastern Canada and the Northeastern United States and hurricanes in the Southeastern United States, could cause a shutdown or substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. In addition, GWA derives a significant portion of its rail freight revenues from shipments of grain. For the year ended December 31, 2007, grain shipments generated approximately 17% of GWA’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. Such weather conditions could cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results of operations, financial condition and liquidity. Furthermore, our expenses could be adversely impacted by weather, including, for example, higher track maintenance and overtime costs in the winter in our New York/Pennsylvania and Canada Regions related to snow removal and mandated work breaks.

Certain of our capital projects may be impacted by our ability to obtain government funding.

Certain of our existing capital projects are and certain of our future capital projects may be partially dependent on our ability to obtain government funding. During 2007, we obtained government funding for 32 separate projects that were partially funded by United States federal, state and municipal agencies. These funds represented approximately 39% of our total capital expenditures during 2007. Government funding for our projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate future funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements.

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

Some of our significant subsidiaries transact business in foreign countries, namely in Australia and Canada, and we have a minority investment in Bolivia. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

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

Our operations in Australia and Canada accounted for 18% and 11% of our consolidated operating revenues, respectively, for the year ended December 31, 2007. The results of operations of our foreign entities are reported in the local currency—the Australian dollar, and the Canadian dollar—and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future. For instance, in the year ended December 31, 2007, the Australian dollar and Canadian dollar appreciated 11% and 6%, respectively, relative to the United States dollar.

We cannot assure that we will be able to effectively manage our exchange rate risks, and the volatility in currency exchange rates may have a material adverse effect on our operating results, financial condition and liquidity. In addition, because our financial statements are stated in United States dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Failure to meet concession commitments with respect to operations of our rail lines could result in the loss of our investment and a related loss of revenues.

Through our subsidiaries and unconsolidated affiliates we have entered into long-term concession and/or lease agreements with governmental authorities in South Australia and Bolivia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. Our failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement and the related revenues and income.

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

As a result of our June 2006 ARG Sale, GWA is subject to (a) a five-year non-compete in the State of Western Australia, the Melbourne to Adelaide corridor and certain areas within the State of New South Wales historically served by ARG; (b) a right of first refusal for the benefit of Queensland Rail on the sale of (i) GWA or a majority of the ownership of GWA, (ii) a number of high horse-power locomotives and intermodal wagons owned or operated by GWA and (iii) assets of GWA’s yard and facilities at Port Augusta; and (c) a restriction on hiring of ARG employees who remain employed by ARG after the sale. These contractual restrictions may place limits on our ability to grow GWA’s business, which could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Genesee & Wyoming, through our subsidiaries and our unconsolidated affiliate in Bolivia, currently has interests in 48 short line and regional freight railroads, of which 43 are located in the United States, three are located in Canada, one is located in Australia and one is located in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the sellers, and our holdings of such real estate are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track and the underlying land.

Our railroads operate over approximately 5,800 miles of track that is owned, jointly owned or leased by us or our affiliate. We also operate, through various trackage rights agreements, over more than 3,000 miles of track that is owned or leased by others. The track miles listed below exclude 794 miles of sidings and yards located in the United States (642 miles), Canada (87 miles), and Australia (65 miles).

The following table sets forth certain information as of December 31, 2007, with respect to our and our affiliate’s railroads, excluding 998 miles associated with our discontinued operations in Mexico:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York	1899	27	(2)	Owned	CP, DMM, RSR, NS, CSX

The Dansville & Mount Morris Railroad Company (DMM) New York	1985	8	(2)	Owned	GNWR

Rochester & Southern Railroad, Inc. (RSR) New York	1986	51	(3)	Owned	BPRR, CP, GNWR, CSX, LAL

Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	(4)	Owned/Leased	UP, BNSF

Bradford Industrial Rail, Inc. (BR) Pennsylvania	1988	4	(5)	Owned	BPRR

Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	1988	391	(6)	Owned/Leased	ALY, BR, CN, CP, CSX, NS PS, RSR, AVR, SB, SBOR

Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	1992	128	(7)	Owned	BPRR, NS, CSX

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	184	(8)	Leased	UP, PNWR, HLSC, AERC

Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	(9)	Owned/Leased	BNSF, UP, WPRR, POTB, AERC

Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	1996	111	(10)	Owned/Leased	BPRR, NS

Illinois & Midland Railroad, Inc. (IMR) Illinois	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP, KCS

Commonwealth Railway, Inc. (CWRY) Virginia	1996	17	(12)	Owned/Leased	NS, CSX

Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	(13)	Leased	NS, CSX

Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	23	(14)	Leased	UP, BNSF, TM

Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	(15)	Owned/Leased	CSX, NS

Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	(16)	Leased	CSX, NS

South Buffalo Railway Company (SB) New York	2001	54	(17)	Owned	BPRR, CSX, NS CP, CN

St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	2002	157	(18)	Owned/Leased	GRS, SLQ

York Railway Company (YRC) Pennsylvania	2002	42	(18)	Owned	CSX, NS

Utah Railway Company (URC) Utah	2002	47	(19)	Owned	UP, BNSF

Salt Lake City Southern Railroad Company (SLCS) Utah	2002	2	(20)	Owned	UP, BNSF

Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	(21)	Owned	CSX, NS, CHAT

Arkansas Louisiana and Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	(21)	Owned	UP, KCS, F&P

Fordyce and Princeton R.R. Co. (F&P) Arkansas	2003	57	(21)	Owned	UP, KCS, ALM

Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW IAIS, IMRR, CIRY, KJRY

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
Golden Isles Terminal Wharf (GITW) Georgia	2004	7	(23)	Owned	CSX

First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	(24)	Leased	CSX, SM

AN Railway, L.L.C. (AN) Florida	2005	96	(25)	Leased	CSX

Atlantic & Western Railway, L.P. (ATW) North Carolina	2005	11	(25)	Owned	CSX, NS

The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	(25)	Owned	CSX, NS, CHAT

East Tennessee Railway, L.P. (ETRY) Tennessee	2005	14	(25)	Owned/Leased	CSX, NS

Evansville Belt Railroad, Inc. (EBLR) Indiana	2005	6	(25)	Owned

Galveston Railroad, L.P. (GVSR) Texas	2005	38	(25)	Leased	BNSF, UP

Georgia Central Railway, L.P. (GC) Georgia	2005	171	(25)	Owned/Leased	CSX, NS

KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	(25)	Owned	CSX

Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	(25)	Owned	BNSF, UP

Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	148	(25)	Owned/Leased	CSX, KCS, NS, AGR, BNSF

Riceboro Southern Railway, L.L.C. (RSOR) Georgia	2005	18	(25)	Leased	CSX

Tomahawk Railway, L.P. (TR) Wisconsin	2005	6	(25)	Owned	CN

Valdosta Railway, L.P. (VR) Georgia	2005	10	(25)	Owned	CSX, NS

Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	21	(25)	Owned	CSX

Wilmington Terminal Railroad, L.L.C. (WTRY) North Carolina	2005	17	(25)	Leased	CSX

Chattahoochee Bay Railroad, Inc. (CHAT) Georgia	2006	26	(26)	Owned	BAYL, NS, CIRR, CSX

Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	(27)	Owned	CSX

CANADA: Huron Central Railway Inc. (HCR) Canada	1997	173	(28)	Leased	CP, CN

Quebec Gatineau Railway Inc. (QGRY) Canada	1997	313	(29)	Owned/Leased	CP, CN

St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	2002	95	(18)	Owned	CP, CN, MMA, SLR

AUSTRALIA: Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	(30)	Leased

BOLIVIA (Minority Investment): Ferroviaria Oriental, S.A. (Oriental)	2000	773	(31)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.
(2)	Includes 13 miles of track obtained in 1982. The GNWR and DMM are now operated by RSR.
(3)	In addition, RSR has haulage contracts over 52 miles of CP and 70 miles of CSX.
(4)	Includes 3 miles under a lease with M.A. Patout & Sons expiring in 2011. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable by either party and has a haulage contract with M.A. Patout & Sons over 4 miles of track.
(5)	In addition, BR operates by trackage rights over 14 miles of BPRR. BR merged with BPRR on January 1, 2004.

(6)	Includes 92 miles under perpetual leases and 41 miles, 9 miles and 24 miles under leases with CSX expiring in 2027, 2090 and 2024, respectively, and 36 miles under a lease with NS expiring in 2027. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018 and 8 miles of NS under an agreement expiring in 2027. We are seeking to sell or abandon approximately 25 miles of owned track that parallels track under the NS trackage rights agreement.
(7)	ALY operates by trackage rights over 3 miles of NS. ALY merged with BPRR on January 1, 2004.
(8)	All under lease with UP expiring in 2013, with renewal options subject to both parties’ consent. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(9)	Includes 59 miles under lease with UP expiring in 2015 with a 10-year renewal unless terminated by either party, 56 miles formerly under lease which was purchased in November 1997 and is operated under a rail service easement, 92 miles purchased in July 1997 and 76 miles under lease with BNSF expiring in 2017. If the leases terminate, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreements. In addition, PNWR operates by trackage rights over 2 miles of UP and 4 miles of POTB. PNWR also has haulage service contracts over 49 miles of UP, 13 miles of BNSF and 2 miles of PTR.
(10)	In addition, PS operates over 11 miles pursuant to an operating contract. PS merged with BPRR on January 1, 2004. In 2005, we sold approximately 30 miles of owned track that duplicates service provided by BPRR.
(11)	In addition, IMR operates by trackage rights over 15 miles of CN, 9 miles of TZPR and 48 miles of UP.
(12)	Exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corp. on August 25, 2006.
(13)	All under lease with Jacksonville Port Authority expiring in 2008.
(14)	All under lease with Port of Corpus Christi Authority of Nueces County Texas expiring in 2012. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.
(15)	Includes 13 miles which are under lease with Georgia Port Authority expiring in 2010. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.
(16)	All under lease expiring in 2010. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement.
(17)	SB was acquired on October 1, 2001 from Bethlehem Steel.
(18)	Subsidiary of Emons Transportation Group, Inc., acquired on February 22, 2002.
(19)	URC was acquired on August 28, 2002. In addition, URC operates by trackage rights over 349 miles of UP.
(20)	Subsidiary of Utah Railway Company, acquired on August 28, 2002. In addition, SLCS operates by trackage rights over 34 miles of UP.
(21)	All acquired on December 31, 2003 from Georgia Pacific Corporation.
(22)	All under lease with Peoria and Pekin Union Railway (PPU) expiring in 2024. In addition, TZPR operates by trackage rights over 4 miles of UP.
(23)	The Company purchased the Golden Isles Terminal Wharf in August 2004.
(24)	All under lease with CSX expiring in 2025.
(25)	All acquired on June 1, 2005 from RMC. Includes certain lines under leases with CSX, Port of Galveston, the City of Wilmington, NC and the St. Joe Company.
(26)	CHAT purchased the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. on August 25, 2006 from Gulf & Ohio Railways.
(27)	The Company purchased 87.4% of MMID on December 31, 2007.
(28)	All under lease with CP expiring in 2017, with renewal options subject to both parties’ consent.
(29)	Consists of 295 miles that are owned and 18 miles that are under lease expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRY operates by trackage rights over 65 miles of CP.
(30)	Acquired a 50-year lease from South Australia, which expires in 2047.
(31)	All under a 40-year concession agreement expiring in 2036 operating on track structure that is owned by the state-owned rail company Red Ferroviario Oriental.

Legend of Connecting Carriers

AERC	Albany & Eastern Railroad
AGR	Alabama & Gulf Coast Railway LLC
AVR	Allegheny Valley Railroad
BNSF	Burlington Northern Santa Fe Railway Company
CIRY	Central Illinois Railway
CN	Canadian National
CP	Canadian Pacific Railway
CSX	CSX Transportation, Inc.
GRS	Guilford Rail System
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
KCS	Kansas City Southern
KJRY	Keokuk Junction Railway
LAL	Livonia, Avon & Lakeville Railroad Corp.
MMA	Montreal, Maine & Atlantic Railway, Ltd.
NS	Norfolk Southern Corp.
POTB	Port of Tillamook Bay Railroad
SBOR	Buffalo Southern Railroad
SM	St. Mary’s Railroad
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company

EQUIPMENT

As of December 31, 2007, the rolling stock of our continuing operations consisted of 515 locomotives, of which 444 were owned and 71 were leased, and 11,435 freight cars, of which 4,240 were owned and 7,195 were leased. A breakdown of the types of freight cars owned and leased by our continuing operations is set forth in the table below. As of December 31, 2007, our discontinued operations in Mexico owned 39 locomotives and 206 freight cars.

Rail Cars by Car Type:

	Owned	Leased	Totals
Box	1,013	4,818	5,831
Hoppers	1,115	685	1,800
Flats	1,607	398	2,005
Gondolas	192	473	665
Covered Hoppers	246	821	1,067
Tank Cars	29	—	29
Maintenance of Way	25	—	25
Auto Racks	13	—	13

	4,240	7,195	11,435

Item 3.	Legal Proceedings

Mexico. On June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and issued a provisional ruling upholding the seizure, pending a full review of the constitutional grounds for the seizure and the legality of the SCT’s actions. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of December 31, 2007, there was a net liability of $1.7 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration. Meridian & Bigbee Railroad LLC (M&B), our subsidiary, CSX and KCS are parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement. To date, our total claims against CSX under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On December 7, 2007, CSX filed an arbitration response, answering statement and counterclaim. CSX alleges it has suffered damages in an amount to be determined. We plan to vigorously defend ourselves against CSX’s claims, which we believe to be without merit, and will pursue insurance recovery as appropriate. Although we believe we are entitled to payment for our claims, and that we have meritorious defenses against CSX’s claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Sheperdsville, Kentucky Litigation. On January 16, 2007, CSX’s freight train Q502-15 derailed in Sheperdsville, Kentucky. The derailment involved approximately 13 railcars carrying a variety of chemicals. As a consequence of this derailment, we were named as a defendant in two personal injury lawsuits and one class action lawsuit. On January 15, 2008, Mr. John Goodwin filed an action against General Electric Capital Services, Inc. (GECS), General Electric Rail Service Corp. (GERS) and Genesee & Wyoming Inc. (GWI), and on January 16, 2008, Mr. Bobby Stearns and Ms. Betty Lou Stearns filed an action against GECS, General Electric Railcar Services Corp. (GE Rail, collectively with GECS and GERS, GE) and GWI. On January 16, 2008, Roberta Green, individually and on behalf of a class of similarly situated persons, filed a class action lawsuit against GECS, GE Rail and GWI. All actions are pending in the United States District Court for the Western District of Kentucky at Louisville. The plaintiffs in these lawsuits allege that the derailment was caused by one or more defective components on a railcar owned by GE, which railcar bears the railroad operating marks of one of our subsidiaries. The complaints allege causes of action against GWI for (i) nuisance; (ii) trespass; and (iii) negligence (with respect to transportation/operations and duty to warn); and seek compensatory and punitive damages. We believe we are indemnified for these claims by GE. We plan to vigorously defend ourselves against the claims made in these lawsuits, which we believe to be without merit, and will pursue indemnification and insurance recovery as appropriate. Although we believe we have meritorious defenses against these claims, litigation is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Canada. As previously discussed, in February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of the Company’s subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP) (collectively, the Parties). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. In December 2007 a settlement agreement for all outstanding claims was approved by all Parties and the Quebec Superior Court. Neither Genesee & Wyoming Canada Inc. nor Quebec-Gatineau Railway made any material financial contribution in connection with the settlement agreement.

Bolivia. As previously disclosed, we indirectly have a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through its interest in Genesee & Wyoming Chile S.A. (GWC). GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda (IFB). This non-recourse debt became due and payable on November 2, 2003. In 2006, certain creditors of GWC, including Banco de Crédito e Inversiones and Banco de Chile, commenced court proceedings before the 4th and 9th Civil Tribunals of Santiago to (i) collect on their share of the debt and (ii) exercise their rights pursuant to the lien. Additional information on the value of our 12.52% equity interest in Oriental is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Changes in Operations—South America.” In addition, we hold a 10.37% indirect interest in Oriental through other companies. We do not expect these court proceedings to have any impact on this remaining 10.37% interest, nor do we expect these proceedings to have any additional effect on our financial statements.

Other. In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact to our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

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

The tables below show the range of high and low actual trade prices for our Class A common stock during each quarterly period of 2007 and 2006.

Year Ended December 31, 2007	High	Low
4th Quarter	$29.95	$24.08
3rd Quarter	$31.57	$24.57
2nd Quarter	$33.40	$25.80
1st Quarter	$28.60	$24.20

Year Ended December 31, 2006	High	Low
4th Quarter	$29.00	$22.32
3rd Quarter	$35.69	$21.00
2nd Quarter	$36.75	$26.36
1st Quarter	$32.57	$24.17

Our Class B Common Stock is not publicly traded.

Number of Holders. On February 22, 2008, there were 198 Class A common stock record holders and 8 Class B common stock record holders.

Dividends. We did not pay cash dividends in 2007 and 2006. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. For more information on contractual restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior United States and Canadian Credit Facilities.”

See “Item 12. Security Ownership of Certain Beneficial Owners and Management” below for the required equity compensation plan table.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

2007	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	151,070	$29.27	151,070	—
November 1 to November 30	—	—	—	—
December 1 to December 31	—	—	—	—

We announced on February 13, 2007 and August 1, 2007, that our Board of Directors authorized the repurchase of up to 2,000,000 shares and 4,000,000 shares, respectively, of our Class A common stock, which was in addition to 538,500 shares available for repurchase under a previous authorization in November 2004. The Board granted management the authority to make purchases in any amount and manner legally permissible, which, in the aggregate, would offset dilution caused by the issuance of shares in connection with employee and director stock plans that may occur over time. During the year ended December 31, 2007, we repurchased 6,538,500 shares of our Class A common stock at an average cost of $26.81 per share. As of December 31, 2007, we had fully exhausted all of our existing authorizations to repurchase shares.

Item 6.	Selected Financial Data

The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, have been derived from our consolidated financial statements. Historical information has been reclassified to conform to the 2007 presentation of discontinued operations. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$516,167	$450,683	$350,401	$270,550	$213,224
Operating expenses	419,339	369,026	280,960	224,438	180,962

Income from operations	96,828	81,657	69,441	46,112	32,262
Gain on sale of equity investment in ARG	—	218,845	—	—	—
Investment loss—Bolivia	—	(5,878)	—	—	—
Equity (loss) income of unconsolidated international affiliates	—	(10,752)	14,224	21,044	12,574
Interest income	7,813	7,839	249	165	180
Interest expense	(14,735)	(16,007)	(13,335)	(9,266)	(6,413)
Other income (expense), net	889	252	95	(162)	698

Income from continuing operations before income taxes	90,795	275,956	70,674	57,893	39,301
Provision for income taxes	21,548	103,309	20,163	21,264	12,136

Income from continuing operations	69,247	172,647	50,511	36,629	27,165
Preferred stock dividends and cost accretion	—	—	—	479	1,270

Income from continuing operations available to common stockholders	69,247	172,647	50,511	36,150	25,895
(Loss) income from discontinued operations, net of tax	(14,072)	(38,644)	(376)	990	1,554

Net income available to common stockholders	$55,175	$134,003	$50,135	$37,140	$27,449

Basic earnings per common share:
Earnings per common share from continuing operations	$2.00	$4.59	$1.37	$1.00	$0.73
Weighted average shares	34,625	37,609	36,907	36,207	35,489

Diluted earnings per common share:
Earnings per common share from continuing operations	$1.77	$4.07	$1.21	$0.88	$0.64
Weighted average shares	39,148	42,417	41,712	41,103	40,152

BALANCE SHEET DATA AT YEAR-END:
Total assets	$1,077,801	$1,141,064	$980,598	$677,251	$627,173
Total debt	272,766	245,685	338,351	132,237	158,022
Mandatorily redeemable convertible preferred stock	—	—	—	—	23,994
Stockholders’ equity	430,981	520,187	397,820	341,700	267,086

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for the years ended December 31, 2007, 2006 and 2005, were determined in accordance with accounting principles generally accepted in the United States (GAAP). Historical information has been reclassified to conform to the 2007 presentation of discontinued operations.

Outlook for 2008

There are certain noteworthy trends that we expect to affect our 2008 results of operations.

In 2008, we expect same railroad carload volumes to be modestly higher than 2007. First, we expect a reduction in the commodity other traffic due to the discontinuation of haulage traffic on the M&B. Second, we expect reduced grain traffic at GWA as a result of back to back droughts in Australia. Third, we expect continued weakness in paper and forest product carloads due to general economic weakness in the United States economy, the depressed housing market as well as the strong Canadian dollar, which decreases the competitiveness of Canadian exports to the United States. However, we expect these reductions in same railroad carloads to be offset by the commencement of new projects in four of our eight operating regions.

We anticipate the continuation of a favorable rail pricing environment in the United States and Canada, albeit with more moderate gains than those experienced in 2007. Consequently, we expect an increase in freight revenues in 2008.

Same railroad operating expenses are expected to increase in 2008 primarily due to three factors. First, we anticipate significantly higher fuel prices in 2008 versus 2007. Second, we expect depreciation expense to increase given the higher levels of capital spending in 2007. Third, transportation costs are expected to increase primarily due to increases in freight, switching and crewing services in Australia.

The American Jobs Creation Act (P.L. 108-357) has historically provided a tax credit for Class II and Class III railroads as an offset to their federal income tax based on qualified railroad track maintenance expenditures (the “Short Line Tax Credit”). The Short Line Tax Credit expired as of December 31, 2007. Since fiscal year 2004, the Short Line Tax Credit has lowered our effective income tax rate on continuing operations by as much as 9%. Absent congressional approval of an extension package for the Short Line Tax Credit, we expect a significant increase in our effective income tax rate in 2008.

Overview

We are a leading owner and operator of short line and regional freight railroads in the United States, Australia and Canada and own a minority interest in a railroad in Bolivia. In addition, we provide freight car switching and rail-related services to industrial companies in the United States and Australia.

We commenced the liquidation of our hurricane-damaged operations in Mexico on June 25, 2007, and had no remaining employees in Mexico as of September 30, 2007. Results from our Mexican operations are now included in results from discontinued operations.

Net income in the year ended December 31, 2007, was $55.2 million, compared with a net income of $134.0 million in the year ended December 31, 2006. Our diluted earnings per share (EPS) in the year ended December 31, 2007, was $1.41 with 39.1 million weighted average shares outstanding, compared with diluted EPS of $3.16 with 42.4 million weighted average shares outstanding in the year ended December 31, 2006.

Income from continuing operations in the year ended December 31, 2007, was $69.2 million, compared with income from continuing operations of $172.6 million in the year ended December 31, 2006. Our diluted EPS from continuing operations in the year ended December 31, 2007, was $1.77 with 39.1 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $4.07 with 42.4 million weighted average shares outstanding in the year ended December 31, 2006. Income from continuing operations in the year ended December 31, 2007, included a net tax benefit of $3.7 million (or $0.09 per diluted share) associated with the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale) in 2006. Income from continuing operations in the year ended December 31, 2006, included a net gain from the ARG Sale of $114.5 million after-tax ($2.70 per diluted share), partially offset by an investment loss in Bolivia of $5.9 million ($0.14 per diluted share), which together increased diluted EPS by $2.56.

When we discuss same railroad revenues, we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Operating revenues in the year ended December 31, 2007 were $516.2 million, compared with $450.7 million in the year ended December 31, 2006. The increase in our year-over-year revenues was due to $35.1 million from new operations, primarily GWA (presented as an acquired business through June 1, 2007 and a part of our same railroad business thereafter), and an increase in same railroad revenues of $30.4 million, or 6.7%.

Same railroad freight revenues increased $6.8 million, or 2.2%, in the year ended December 31, 2007, compared with the year ended December 31, 2006, primarily due to an increase in average freight revenues per carload of 9.6%, partially offset by a 6.8% decrease in carloads. Same railroad non-freight revenues increased $23.5 million, or 16.9%, in the year ended December 31, 2007, compared with the year ended December 31, 2006, primarily due to our GWA operations.

Our operating income in the year ended December 31, 2007, was $96.8 million, compared with $81.7 million in the year ended December 31, 2006. The operating ratio was 81.2% in the year ended December 31, 2007, compared with an operating ratio of 81.9% in the year ended December 31, 2006.

During the year ended December 31, 2007, we experienced a $193.5 million net decrease in cash and cash equivalents. We generated $34.5 million in cash from operating activities of continuing operations which was net of the payment of $95.6 million in Australian taxes related to the ARG Sale. Also during the year ended December 31, 2007, we repurchased 6,538,500 shares of our Class A common stock at an average cost of $26.81 per share for a total of $175.3 million. We purchased $61.8 million of property and equipment, net of $29.9 million received from current year government grants and $4.4 million in cash received from government grants for capital spending completed in 2006, and we purchased Maryland Midland for $19.4 million. We received $1.7 million in insurance proceeds for bridge reconstruction completed in 2006 and $9.4 million in cash proceeds from the disposition of property and equipment.

Discontinued Operations

During the third quarter of 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of FCCM. The SCT has contested our resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. We believe the SCT’s actions were unlawful and we are pursuing appropriate legal remedies to recover FCCM’s operating assets. As a result of these actions, we recorded a pre-tax loss in the year ended December 31, 2007, of $25.4 million, including non-cash charges of $15.0 million. The non-cash charges included $8.9 million related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a United States tax benefit of $11.3 million, primarily related to a worthless stock and bad debt deductions to be claimed in the United States.

Loss from discontinued operations, net of tax, was $14.1 million in the year ended December 31, 2007, compared with a loss from discontinued operations, net of tax, of $38.6 million in the year ended December 31, 2006. The loss from discontinued operations in the year ended December 31, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. The loss from discontinued operations reduced diluted EPS by $0.36 in the year ended December 31, 2007, compared with a $0.91 negative impact on diluted EPS in the year ended December 31, 2006.

Changes in Operations

United States

Maryland Midland Railway, Inc.: On December 31, 2007, we acquired 87.4% of Maryland Midland for cash consideration of approximately $19.4 million (net of $7.5 million cash received). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash received), property and equipment ($46.6 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities assumed ($17.5 million) and minority interest ($0.8 million). The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to us for $4.4 million at its discretion over the next five years. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX.

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, our newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT connect our Bay Line Railroad and our Chattahoochee Industrial Railroad.

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

Rail Partners: On June 1, 2005, we acquired from Rail Management Corporation (RMC) substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition costs. During the three months ended June 30, 2006, we completed our allocation of the purchase price from this acquisition. In the final allocation, the purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), intangible assets ($53.8 million) and goodwill ($6.6 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets consist of customer contracts and relationships with a weighted average amortization period of 27 years.

First Coast Railroad Inc: On April 8, 2005, our subsidiary, the First Coast Railroad Inc. (FCRD), signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

Australia

Effective June 1, 2006, we and our former 50% partner in ARG, Wesfarmers Limited (Wesfarmers), completed the ARG Sale generating a net gain of $218.8 million during the year ended December 31, 2007. Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50% ownership of the remaining operations of

ARG, which are principally located in South Australia, for $15.1 million (GWA Purchase). The GWA Purchase was accounted for under the purchase method of accounting. However, because we previously held a 50% share of these assets through our ownership interest in ARG, we applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity loss of unconsolidated international affiliates in the consolidated statement of operations in the year ended December 31, 2006. GWA commenced operations on June 1, 2006. Accordingly, we have included 100% of the value of GWA’s net assets ($30.1 million) in our consolidated balance sheet since June 1, 2006. We completed our allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to our preliminary allocation.

South America

As previously disclosed, we indirectly have a 12.52% equity interest in Oriental through our interest in GWC, an unconsolidated affiliate. In addition, we hold a 10.37% indirect equity interest in Oriental through other companies.

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

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, you should consider, in addition to the acquisitions and dispositions discussed above, that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather related impacts such as hurricanes or droughts, customer plant expansions and shut-downs, sales of land and equipment, accidents and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Recent transactions include acquisitions in the United States and Australia and the divestiture of our 50% equity investment in ARG. Because of variations in the structure, timing and size of these transactions, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our railroads have commodity shipments that are sensitive to general economic conditions in the countries in which we operate, including paper products in Canada and lumber and forest products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as weather and inventory levels maintained at a customer power plant (coal), snow and ice in the winter (salt) and seasonal rainfall (South Australian grain).

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Operating Revenues

Overview

Operating revenues were $516.2 million in the year ended December 31, 2007, compared with $450.7 million in the year ended December 31, 2006, an increase of approximately $65.5 million or 14.5%. The $65.5 million increase in operating revenues consisted of approximately $35.1 million in revenues from new operations and an increase of approximately $30.4 million, or 6.7%, in revenues on existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our financial results for a comparable period in the prior year. The $30.4 million increase in revenues on existing operations included $6.8 million in freight revenues and $23.5 million in non-freight revenues. Operating revenues in the year ended December 31, 2007, benefited $11.8 million from the appreciation of the Australian dollar and Canadian dollar relative to the United States dollar. The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$329,184	$11,056	$318,128	$311,310	$17,874	5.7%	$6,818	2.2%
Non-freight revenues	186,983	24,074	162,909	139,373	47,610	34.2%	23,536	16.9%

Total operating revenues	$516,167	$35,130	$481,037	$450,683	$65,484	14.5%	$30,354	6.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2007 and 2006 (dollars in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$69,598	21.1%	$69,049	22.2%	122,706	15.3%	136,128	16.6%	$567	$507
Coal, Coke & Ores	60,164	18.3%	59,367	19.1%	195,393	24.4%	198,075	24.1%	308	300
Metals	36,569	11.1%	35,558	11.4%	78,191	9.8%	82,938	10.1%	468	429
Farm & Food Products	36,561	11.1%	27,355	8.8%	74,095	9.3%	75,574	9.2%	493	362
Lumber & Forest Products	35,967	10.9%	34,714	11.2%	85,309	10.6%	90,017	11.0%	422	386
Minerals and Stone	30,932	9.4%	25,995	8.4%	122,006	15.2%	95,759	11.7%	254	271
Chemicals-Plastics	26,014	7.9%	24,708	7.9%	40,928	5.1%	42,680	5.2%	636	579
Petroleum Products	16,319	5.0%	14,460	4.6%	25,750	3.2%	24,873	3.0%	634	581
Autos & Auto Parts	7,096	2.2%	6,281	2.0%	13,853	1.7%	12,839	1.6%	512	489
Intermodal	1,060	0.3%	1,651	0.5%	2,108	0.3%	3,936	0.5%	503	419
Other	8,904	2.7%	12,172	3.9%	40,930	5.1%	58,203	7.0%	218	209

Total freight revenues	$329,184	100.0%	$311,310	100.0%	801,269	100.0%	821,022	100.0%	411	379

Total carloads decreased by 19,753 carloads, or 2.4%, from 2006 to 2007. The decrease consisted of a decrease of 55,514 carloads, or 6.8%, from existing operations, partially offset by 35,761 carloads from new operations.

The overall average revenues per carload increased 8.3% to $411 from 2006 to 2007. Average freight revenues per carload from existing operations increased 9.6% to $416.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$69,598	$555	$69,043	$69,049	$549	0.8%	$(6)	0.0%
Coal, Coke & Ores	60,164	65	60,099	59,367	797	1.3%	732	1.2%
Metals	36,569	92	36,477	35,558	1,011	2.8%	919	2.6%
Farm & Food Products	36,561	6,555	30,006	27,355	9,206	33.7%	2,651	9.7%
Lumber & Forest Products	35,967	23	35,944	34,714	1,253	3.6%	1,230	3.5%
Minerals and Stone	30,932	3,515	27,417	25,995	4,937	19.0%	1,422	5.5%
Chemicals-Plastics	26,014	82	25,932	24,708	1,306	5.3%	1,224	5.0%
Petroleum Products	16,319	15	16,304	14,460	1,859	12.9%	1,844	12.8%
Autos & Auto Parts	7,096	—	7,096	6,281	815	13.0%	815	13.0%
Intermodal	1,060	—	1,060	1,651	(591)	-35.8%	(591)	-35.8%
Other	8,904	154	8,750	12,172	(3,268)	-26.8%	(3,422)	-28.1%

Total freight revenues	$329,184	$11,056	$318,128	$311,310	$17,874	5.7%	$6,818	2.2%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues were flat. A decrease of $7.6 million due to a carload decrease of 13,428, or 9.9%, was offset by a $7.6 million increase due to a 10.9% increase in average revenues per carload. The carload decrease was primarily due to higher truck competition resulting from Class I rate increases and a weak newsprint market.

Coal, coke and ores revenues increased by $0.7 million, or 1.2%. The increase consisted of $1.6 million due to a 2.6% increase in average revenues per carload, partially offset by $0.8 million due to a carload decrease of 2,682, or 1.4%. The carload decrease was primarily due to coal quality issues at two mine facilities served by us.

Metals revenues increased by $0.9 million, or 2.6%. The increase consisted of $3.3 million due to a 9.2% increase in average revenues per carload, partially offset by $2.3 million due to a carload decrease of 5,018, or 6.1%. The carload decrease was primarily due to weakness in the galvanized steel market and geographic competition.

Farm and food products revenues increased by $2.7 million, or 9.7%. The increase consisted of $7.7 million due to a 28.0% increase in average revenues per carload, partially offset by $5.0 million due to a carload decrease of 10,825, or 14.3%. The carload decrease was primarily due to GWA’s drought-affected grain traffic. Because rates for GWA’s grain traffic have both a fixed and variable component, the grain traffic decrease resulted in higher average revenues per carload.

Lumber and forest products revenues increased by $1.2 million, or 3.5%. The increase consisted of $3.2 million due to a 9.3% increase in average revenues per carload, partially offset by $2.0 million due to a carload decrease of 4,719, or 5.2%. The carload decrease was primarily due to lower product demand attributable to a decline in the housing market in the United States.

Minerals and stone revenues increased by $1.4 million, or 5.5%. The increase consisted of $1.2 million due to a 4.5% increase in average revenues per carload and $0.3 million due to a carload increase of 891, or 0.9%. The increase in carloads was primarily due to higher rock salt traffic in the Northeastern United States and higher gypsum at GWA.

Chemicals-plastics revenues increased by $1.2 million, or 5.0%. The increase consisted of $2.4 million due to a 9.7% increase in average revenues per carload, partially offset by $1.2 million due to a carload decrease of 1,856, or 4.3%. The carload decrease was primarily due to an existing customer using more barge transportation in 2007 as compared to 2006.

Petroleum products revenues increased $1.8 million, or 12.8%. The increase consisted of $1.3 million due to an 8.9% increase in average revenues per carload and $0.6 million due to a carload increase of 877, or 3.5%.

Other revenues decreased $3.4 million, or 28.1%. The decrease consisted of $3.9 million due to a carload decrease of 17,940, or 30.8%, partially offset by $0.5 million due to a 3.9% increase in average revenues per carload. The carload decrease was primarily the result of the discontinuation of haulage traffic on one of our rail lines.

All remaining commodities combined increased by a net $0.2 million, or 2.8%.

Non-Freight Revenues

Non-freight revenues were $187.0 million in the year ended December 31, 2007, compared with $139.4 million in the year ended December 31, 2006, an increase of $47.6 million or 34.2%. The $47.6 million increase in non-freight revenues consisted of $24.1 million in revenues from new operations and an increase of $23.5 million, or 16.9%, in revenues from existing operations.

The following table compares non-freight revenues for the years ended December 31, 2007 and 2006 (dollars in thousands):

Non-Freight Revenues Comparison

Years Ended December 31, 2007 and 2006

	2007	% of Total	2006	% of Total
Railcar switching	$75,399	40.3%	$64,326	46.2%
Car hire and rental income	27,087	14.5%	21,873	15.7%
Fuel sales to third parties	28,564	15.3%	13,831	9.9%
Demurrage and storage	16,980	9.1%	13,673	9.8%
Car repair services	6,437	3.4%	5,513	4.0%
Other operating income	32,516	17.4%	20,157	14.4%

Total non-freight revenues	$186,983	100.0%	$139,373	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$75,399	$5,380	$70,019	$64,326	$11,073	17.2%	$5,693	8.9%
Car hire and rental income	27,087	4,091	22,996	21,873	5,214	23.8%	1,123	5.1%
Fuel sales to third parties	28,564	9,561	19,003	13,831	14,733	106.5%	5,172	37.4%
Demurrage and storage	16,980	24	16,956	13,673	3,307	24.2%	3,283	24.0%
Car repair services	6,437	—	6,437	5,513	924	16.8%	924	16.8%
Other operating income	32,516	5,018	27,498	20,157	12,359	61.3%	7,341	36.4%

Total non-freight revenues	$186,983	$24,074	$162,909	$139,373	$47,610	34.2%	$23,536	16.9%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $5.7 million, or 8.9%, of which $4.0 million was due to an increase in iron ore services and rates at GWA and $2.1 million was due to increased switching activity at our port terminal railroads.

Car hire and rental income increased $1.1 million, or 5.1%, primarily due to increased locomotive and freight car rental at GWA.

Fuel sales to third parties increased $5.2 million, or 37.4%, primarily due to a combination of higher average fuel prices and increased volumes at GWA.

Demurrage and storage increased $3.3 million, or 24.0%, primarily due to an increase of $3.5 million in storage, partially offset by a $0.2 million decrease in demurrage.

Other operating income increased $7.3 million, or 36.4%, primarily due to $3.5 million from GWA crewing and other ancillary charges, $0.9 million from our drayage business and an increase in all other operating revenues of approximately $2.9 million.

Operating Expenses

Overview

Operating expenses were $419.3 million in the year ended December 31, 2007, compared with $369.0 million in the year ended December 31, 2006, an increase of $50.3 million, or 13.6%. The increase was attributable to $29.4 million from new operations and an increase of $20.9 million on existing operations.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 81.2% in the year ended December 31, 2007, from 81.9% in the year ended December 31, 2006. The operating ratio for the year ended December 31, 2007, benefited from $6.7 million of gains from the sale of assets, compared with $3.1 million of gains from the sale of assets in the year ended December 31, 2006. The operating ratio for the year ended December 31, 2006, was also impacted by ARG Sale-related expenses of $5.8 million, a gain on an insurance settlement of $1.9 million and charges of $1.1 million for a litigation settlement.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2007 and 2006 (dollars in thousands):

Operating Expense Comparison

Years Ended December 31, 2007 and 2006

	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$167,066	32.4%	$152,566	33.9%
Equipment rents	37,106	7.2%	37,561	8.3%
Purchased services	39,583	7.7%	33,728	7.5%
Depreciation and amortization	31,773	6.1%	27,907	6.2%
Diesel fuel	45,718	8.8%	40,061	8.9%
Diesel fuel sold to third parties	26,975	5.2%	13,189	2.9%
Casualties and insurance	16,179	3.1%	13,062	2.9%
Materials	23,208	4.5%	19,718	4.4%
Net gain on sale of assets	(6,742)	-1.3%	(3,078)	-0.7%
Gain on insurance recovery	—	0.0%	(1,937)	-0.4%
Other expenses	38,473	7.5%	36,249	8.0%

Total operating expenses	$419,339	81.2%	$369,026	81.9%

Labor and benefits expense was $167.1 million in the year ended December 31, 2007, compared with $152.6 million in the year ended December 31, 2006, an increase of $14.5 million, or 9.5%. The increase was attributable to $7.7 million from new operations and $6.8 million from existing operations. The increase from existing operations was attributable to $11.2 million from regular wage and benefit rate increases and the impact of approximately 44 new hires and $2.6 million due to foreign currency changes. In the year ended December 31, 2006, labor and benefits included $5.8 million in bonus and stock option expense related to the ARG Sale and $1.2 million in non-cash compensation expense related to the reassessment of accounting measurement dates for certain stock options in prior years.

Purchased services expense was $39.6 million in the year ended December 31, 2007, compared with $33.7 million in the year ended December 31, 2006, an increase of $5.8 million, or 17.4%. The increase was attributable to $7.0 million from new operations, partially offset by a decrease of $1.2 million from existing operations.

Depreciation and amortization expense was $31.8 million in the year ended December 31, 2007, compared with $27.9 million in the year ended December 31, 2006, an increase of $3.9 million, or 13.9%. The increase was attributable to $1.2 million from new operations and an increase of $2.7 million from existing operations.

Diesel fuel expense was $45.7 million in the year ended December 31, 2007, compared with $40.0 million in the year ended December 31, 2006, an increase of $5.7 million, or 14.1%. The increase was attributable to $1.4 million from new operations and an increase of $4.3 million from existing operations. $3.9 million of the increase from existing operations was attributable to a 9.6% increase in fuel price per gallon and $0.4 million of the increase was due to a 0.9% increase in fuel consumption.

Diesel fuel sold to third parties was $27.0 million in the year ended December 31, 2007, compared with $13.2 million in the year ended December 31, 2006, an increase of $13.8 million. The increase was attributable to an increase in price per gallon and an increase in gallons of fuel sold to third parties at GWA as a result of the incorporation of a full year of operating results.

Casualties and insurance expense was $16.2 million in the year ended December 31, 2007, compared with $13.1 million in the year ended December 31, 2006, an increase of $3.1 million, or 23.9%. The increase was due to a $2.4 million increase in existing operations and $0.7 million from new operations. The increase in existing operations was due to an increase of $0.7 million in derailment expense, $0.8 million from a tunnel fire on one of our railroads and an increase of $0.9 million in FELA and other claims.

Materials expense was $23.2 million in the year ended December 31, 2007, compared with $19.7 million in the year ended December 31, 2006, an increase of $3.5 million, or 17.7%. The increase was attributable to an increase of $3.2 million from existing operations and $0.3 million from new operations. The increase in existing operations was primarily due to increased track and bridge repairs.

Net gain on sale of assets was $6.7 million in the year ended December 31, 2007, compared with $3.1 million in the year ended December 31, 2006. The gain of $6.7 million in the year ended December 31, 2007, included gains resulting from the sale of certain land and track related assets in the Northeastern United States.

Gain on insurance recovery of $1.9 million in the year ended December 31, 2006, was attributable to an insurance receivable for the replacement of a bridge destroyed by fire at one of our railroads.

Other expenses were $38.5 million in the year ended December 31, 2007, compared with $36.3 million in the year ended December 31, 2006, an increase of $2.2 million. The increase was primarily attributable to $1.6 million from new operations.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $218.8 million in the year ended December 31, 2006, related to the ARG Sale. See Note 3 in the Notes to Consolidated Financial Statements in this report for additional information on the ARG Sale.

Investment Loss—Bolivia

We recorded an investment loss of $5.9 million in the year ended December 31, 2006, related to our South America equity investment. See Note 3 in the Notes to Consolidated Financial Statements in this report.

Equity Loss of Unconsolidated International Affiliates

In the year ended December 31, 2006, equity loss of unconsolidated international affiliates was $10.8 million primarily due to our investment in ARG, including a $16.2 million pre-tax impairment loss, representing our 50% share of the impairment loss recorded by ARG. As previously disclosed, we sold our equity investment in ARG and discontinued equity accounting for our Bolivia investment during the second quarter of 2006. See Note 3 in the Notes to Consolidated Financial Statements in this report for additional information regarding the impairment.

Interest Income

Interest income was $7.8 million in the year ended December 31, 2007, which was consistent with interest income in the year ended December 31, 2006.

Interest Expense

Interest expense was $14.7 million in the year ended December 31, 2007, compared with $16.0 million in the year ended December 31, 2006, a decrease of $1.3 million, or 7.9%, primarily due to the reduction of debt resulting from the use of a portion of the cash proceeds from the ARG Sale.

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2007, was 23.7% compared with 37.4% in the year ended December 31, 2006. The decrease in 2007 was primarily attributable to higher United States foreign tax credits of $6.2 million associated with the ARG Sale in 2006. The determination of the amount of United States foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 United States tax return, which occurred in June and September 2007, respectively. In the year ended December 31, 2007, we recorded $2.6 million of additional prior year United States taxes relative to the ARG Sale. We assessed the effect of the $2.6 million of additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period. In addition, in 2007 and 2006, we benefited from the generation of track maintenance credits.

For the year ended December 31, 2007, as a result of ceasing our Mexican rail operations and initiating formal liquidation proceedings, we recorded a net United States tax benefit of $11.3 million within the loss from discontinued operations. We also have a related capital loss carryforward that can be used to reduce the impact of future capital gains. The tax benefit associated with this carryforward of approximately $8.7 million is almost entirely offset by a valuation allowance. This capital loss carryforward expires in 2012.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the year ended December 31, 2007, was $69.2 million, compared with income from continuing operations of $172.6 million in the year ended December 31, 2006. Our diluted EPS from continuing operations in the year ended December 31, 2007, were $1.77 with 39.1 million shares outstanding, compared with diluted EPS from continuing operations of $4.07 with 42.4 million shares outstanding in the year ended December 31, 2006. Income from continuing operations in the year ended December 31, 2007, included a net tax benefit associated with the ARG Sale in 2006, which increased diluted EPS by $0.09. Income from continuing operations in the year ended December 31, 2006, included a net gain from the ARG Sale of $114.5 million after-tax ($2.70 per diluted share), partially offset by an investment loss in Bolivia of $5.9 million ($0.14 per diluted share), which together increased diluted EPS by $2.56. Basic EPS from continuing operations were $2.00 with 34.6 million weighted average shares outstanding in the year ended December 31, 2007, compared with basic EPS from continuing operations of $4.59 with 37.6 million weighted average shares outstanding in the year ended December 31, 2006.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Operating Revenues

Overview

Operating revenues were $450.7 million in the year ended December 31, 2006, compared with $350.4 million in the year ended December 31, 2005, an increase of $100.3 million, or 28.6%. The $100.3 million increase in operating revenues consisted of $80.5 million in revenues from new operations and an increase of $19.8 million, or 5.7%, in revenues on existing operations. New operations consist of current year results of operations from recent acquisitions that did not exist in our financial results for a comparable period in the prior year. The $19.8 million increase in revenues on existing operations included an increase of $15.4 million in freight revenues and an increase of $4.4 million in non-freight revenues. The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006			2005	2006-2005 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$311,310	$40,611	$270,699	$255,312	$55,998	21.9%	$15,387	6.0%
Non-freight revenues	139,373	39,859	99,514	95,089	44,284	46.6%	4,425	4.7%

Total operating revenues	$450,683	$80,470	$370,213	$350,401	$100,282	28.6%	$19,812	5.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2006 and 2005 (in thousands, except average revenue per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2006 and 2005

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total	2006	2005
Pulp & Paper	$69,049	22.2%	$58,868	23.1%	136,128	16.6%	129,124	18.0%	$507	$456
Coal, Coke & Ores	59,367	19.1%	51,803	20.3%	198,075	24.1%	197,891	27.6%	300	262
Metals	35,558	11.4%	26,912	10.5%	82,938	10.1%	75,443	10.5%	429	357
Lumber & Forest Products	34,714	11.2%	34,996	13.7%	90,017	11.0%	96,260	13.5%	386	364
Farm & Food Products	27,355	8.8%	14,133	5.5%	75,574	9.2%	46,892	6.6%	362	301
Minerals and Stone	25,995	8.4%	19,192	7.5%	95,759	11.7%	59,614	8.3%	271	322
Chemicals-Plastics	24,708	7.9%	20,961	8.2%	42,680	5.2%	39,661	5.5%	579	529
Petroleum Products	14,460	4.6%	13,486	5.3%	24,873	3.0%	23,661	3.3%	581	570
Autos & Auto Parts	6,281	2.0%	5,831	2.3%	12,839	1.6%	13,092	1.8%	489	445
Intermodal	1,651	0.5%	2,151	0.8%	3,936	0.5%	4,805	0.7%	419	448
Other	12,172	3.9%	6,979	2.8%	58,203	7.0%	29,600	4.2%	209	236

Total freight revenues	$311,310	100.0%	$255,312	100.0%	821,022	100.0%	716,043	100.0%	379	357

Total carloads increased by 104,979 carloads, or 14.7%, from 2005 to 2006 due to 126,833 carloads from new operations, partially offset by a decrease of 21,854 carloads, or 3.1%, from existing operations.

The overall average freight revenues per carload increased 6.3% to $379, from 2005 to 2006. Average freight revenues per carload from existing operations increased 9.4% to $390.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006			2005	2006-2005 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$69,049	$7,735	$61,314	$58,868	$10,181	17.3%	$2,446	4.2%
Coal, Coke & Ores	59,367	1,191	58,176	51,803	7,564	14.6%	6,373	12.3%
Metals	35,558	3,171	32,387	26,912	8,646	32.1%	5,475	20.3%
Lumber & Forest Products	34,714	3,577	31,137	34,996	(282)	-0.8%	(3,859)	-11.0%
Farm & Food Products	27,355	12,317	15,038	14,133	13,222	93.6%	905	6.4%
Minerals and Stone	25,995	6,519	19,476	19,192	6,803	35.4%	284	1.5%
Chemicals-Plastics	24,708	2,357	22,351	20,961	3,747	17.9%	1,390	6.6%
Petroleum Products	14,460	387	14,073	13,486	974	7.2%	587	4.4%
Autos & Auto Parts	6,281	180	6,101	5,831	450	7.7%	270	4.6%
Intermodal	1,651	—	1,651	2,151	(500)	-23.2%	(500)	-23.2%
Other	12,172	3,177	8,995	6,979	5,193	74.4%	2,016	28.9%

Total freight revenues	$311,310	$40,611	$270,699	$255,312	$55,998	21.9%	$15,387	6.0%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues increased by $2.4 million, or 4.2%. The increase consisted of $7.4 million due to a 12.6% increase in average revenues per carload, partially offset by $5.0 million due to a carload decrease of 9,645, or 7.5%. The carload decrease was primarily due to the impact of Class I railroad rate increases, which caused certain shippers to move traffic from rail to other modes of transportation, principally truck.

Coal, coke and ores revenues increased by $6.4 million, or 12.3%. The increase consisted of $7.0 million due to a 13.5% increase in average revenues per carload, partially offset by $0.6 million due to a carload decrease of 2,052, or 1.0%. The carload decrease was primarily due to planned maintenance at a power plant served by us in November and December of 2006.

Metals revenues increased by $5.5 million, or 20.3%. The increase consisted of $4.4 million due to a 16.5% increase in average revenues per carload and $1.0 million due to a carload increase of 2,519, or 3.3%. The carload increase was primarily due to increased customer shipments of pipe and scrap metal.

Lumber and forest products revenues decreased by $3.9 million, or 11.0%. The decrease consisted of $6.3 million due to a carload decrease of 16,212, or 16.8%, partially offset by $2.4 million due to a 7.0% increase in average revenues per carload. The carload decrease was primarily due to weaker product demand attributable to a decline in the housing market in the United States and customer shipments moving by truck.

Farm and food products revenues increased $0.9 million, or 6.4%. The increase consisted of $1.4 million due to a 9.8% increase in average revenues per carload, partially offset by $0.5 million due to a carload decrease of 1,449, or 3.1%.

Minerals and stone revenues increased by $0.3 million, or 1.5%. The increase consisted of $2.3 million due to an 11.9% increase in average revenues per carload, partially offset by $2.0 million due to a carload decrease of 5,570, or 9.3%. The carload decrease was primarily due to decreased customer shipments of rock salt for ice control resulting from a relatively mild 2005-2006 winter season in the Northeastern United States.

Chemicals-Plastics revenues increased by $1.4 million, or 6.6%. The increase consisted of approximately $1.7 million due to an 8.2% increase in average revenues per carload, partially offset by approximately $0.3 million due to a carload decrease of 574, or 1.4%.

Other revenues increased $2.0 million, or 28.9%. The increase consisted of $2.6 million due to a carload increase of 12,081, partially offset by a $0.6 million due to an 8.5% decrease in average revenues per carload. The carload increase was primarily due to increased haulage traffic on one of our rail lines.

All remaining commodities combined increased by a net $0.4 million, or 1.7%.

Non-Freight Revenues

Non-freight revenues were $139.4 million in the year ended December 31, 2006, compared with $95.1 million in the year ended December 31, 2005, an increase of $44.3 million, or 46.6%. The $44.3 million increase in non-freight revenues consisted of $39.9 million in revenues from new operations and an increase of approximately $4.4 million, or 4.7%, in revenues on existing operations.

The following table compares non-freight revenues for the years ended December 31, 2006 and 2005 (dollars in thousands):

Non-Freight Revenues Comparison

Years Ended December 31, 2006 and 2005

	2006	% of Total	2005	% of Total
Railcar switching	$64,326	46.2%	$48,783	51.3%
Car hire and rental income	21,873	15.7%	15,648	16.5%
Fuel sales to third parties	13,831	9.9%	—	0.0%
Demurrage and storage	13,673	9.8%	12,275	12.9%
Car repair services	5,513	4.0%	4,856	5.1%
Other operating income	20,157	14.4%	13,527	14.2%

Total non-freight revenues	$139,373	100.0%	$95,089	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006			2005	2006-2005 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$64,326	$10,042	$54,284	$48,783	$15,543	31.9%	$5,501	11.3%
Car hire and rental income	21,873	7,533	14,340	15,648	6,225	39.8%	(1,308)	-8.4%
Fuel sales to third parties	13,831	13,831	—	—	13,831	100.0%	—	0.0%
Demurrage and storage	13,673	946	12,727	12,275	1,398	11.4%	452	3.7%
Car repair services	5,513	337	5,176	4,856	657	13.5%	320	6.6%
Other operating income	20,157	7,170	12,987	13,527	6,630	49.0%	(540)	-4.0%

Total non-freight revenues	$139,373	$39,859	$99,514	$95,089	$44,284	46.6%	$4,425	4.7%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $5.5 million, or 11.3%, of which $3.3 million was due to an increase from switching within industrial plants due to new customers and rate increases, and $2.2 million was primarily due to increased switching activity at our port terminal railroads.

Car hire and rental income decreased $1.3 million or 8.4%, primarily due to the termination of a railcar lease from which we earned off-line car hire and a net reduction of off-line time for owned and leased railcars.

All other non-freight revenues increased $0.2 million, or 0.8%.

Operating Expenses

Overview

Operating expenses were $369.0 million in the year ended December 31, 2006, compared with $281.0 million in the year ended December 31, 2005, an increase of $88.0 million or 31.3%. The increase was attributable to $64.1 million from new operations and an increase of $24.0 million on existing operations.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 81.9% in the year ended December 31, 2006, from 80.2% in the year ended December 31, 2005.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2006 and 2005 (dollars in thousands):

Operating Expense Comparison

Years Ended December 31, 2006 and 2005

	2006		2005
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$152,566	33.9%	$115,403	32.9%
Equipment rents	37,561	8.3%	31,392	9.0%
Purchased services	33,728	7.5%	21,574	6.2%
Depreciation and amortization	27,907	6.2%	22,372	6.4%
Diesel fuel	40,061	8.9%	32,110	9.2%
Diesel fuel sold to third parties	13,189	2.9%	—	0.0%
Casualties and insurance	13,062	2.9%	15,009	4.3%
Materials	19,718	4.4%	15,470	4.4%
Net gain on sale of assets	(3,078)	-0.7%	(3,200)	-0.9%
Gain on insurance recovery	(1,937)	-0.4%	—	0.0%
Other expenses	36,249	8.0%	30,830	8.7%

Total operating expenses	$369,026	81.9%	$280,960	80.2%

Labor and benefits expense was $152.6 million in the year ended December 31, 2006, compared with $115.4 million in the year ended December 31, 2005, an increase of $37.2 million, or 32.2%. The increase was attributable to $16.4 million in labor and benefits expense from new operations and an increase of $20.7 million from existing operations. The increase from existing operations was primarily attributable to $5.8 million in bonus and stock option expense related to the ARG Sale, $1.7 million in compensation expense due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” (SFAS 123R) as of July 1, 2005, $1.3 million due to foreign currency rate changes, $1.2 million in non-cash compensation expense related to the reassessment of accounting measurement dates for certain stock options in prior years and $10.7 million from regular wage and benefit increases and the impact of approximately 90 new hires.

Equipment rents were $37.6 million in the year ended December 31, 2006, compared with $31.4 million in the year ended December 31, 2005, an increase of $6.2 million, or 19.7%. The increase was attributable to $4.5 million from new operations and an increase of $1.7 million from existing operations.

Purchased services expense was $33.7 million in the year ended December 31, 2006, compared with $21.6 million in the year ended December 31, 2005, an increase of $12.2 million, or 56.3%. The increase was attributable to $12.2 million from new operations primarily due to GWA’s outsourcing of track, freight car and locomotive repairs.

Depreciation and amortization expense was $27.9 million in the year ended December 31, 2006, compared with $22.4 million in the year ended December 31, 2005, an increase of $5.5 million, or 24.7%. The increase was attributable to $4.4 million from new operations and an increase of $1.2 million from existing operations.

Diesel fuel used in operations was $40.1 million in the year ended December 31, 2006, compared with $32.1 million in the year ended December 31, 2005, an increase of $8.0 million, or 24.8%. The increase was attributable to $4.2 million from new operations and an increase of $3.8 million on existing operations. The increase on existing operations was due to a 13.0% increase in the average price per gallon, partially offset by a 1.5% decrease in fuel consumption.

Diesel fuel sold to third parties was all due to GWA operations.

Casualties and insurance expense was $13.1 million in the year ended December 31, 2006, compared with $15.0 million in the year ended December 31, 2005, a net decrease of $1.9 million, or 13.0%. The net decrease was primarily attributable to declines of $2.3 million in derailment expense and $0.9 million in all other casualties and insurance expense on existing operations, partially offset by an increase of $1.3 million in casualties and insurance expense from new operations. The $0.9 million decline in all other casualties and insurance expense on existing operations was primarily due to a decline of approximately $1.7 million in claims expense, partially offset by the $0.8 million Galveston litigation settlement.

Materials expense was $19.7 million in the year ended December 31, 2006, compared with $15.5 million in the year ended December 31, 2005, an increase of $4.2 million, or 27.5%. The increase was attributable to $1.9 million in materials expense from new operations and an increase of $2.4 million on existing operations primarily due to increased track and equipment maintenance.

Net gain on sale of assets was $3.1 million in the year ended December 31, 2006, which was comparable with the year ended December 31, 2005.

Gain on insurance recovery of $1.9 million in the year ended December 31, 2006, was attributable to insurance proceeds for the replacement of a bridge destroyed by fire at one of our railroads.

Other expenses were $36.2 million in the year ended December 31, 2006, compared with $30.8 million in the year ended December 31, 2005, an increase of $5.4 million or 17.6%. The increase was attributable to $6.0 million from new operations, partially offset by a decrease of $0.6 million on existing operations.

Other Income (Expense) Items

Gain On Sale of ARG

We recorded a pre-tax gain of $218.8 million in the year ended December 31, 2006, related to the ARG Sale. See Note 3 in the Notes to Consolidated Financial Statements in this report for additional information on the ARG Sale.

Investment Loss—Bolivia

We recorded an investment loss of $5.9 million in the year ended December 31, 2006, related to our South America equity investment. See Note 3 in the Notes to Consolidated Financial Statements in this report.

Equity (Loss) Income of Unconsolidated International Affiliates

Equity (loss) income of unconsolidated international affiliates was a loss of $10.8 million in the year ended December 31, 2006, including a $16.2 million pre-tax impairment loss, representing our 50% share of the impairment loss recorded by ARG, compared with income of $14.2 million in the year ended December 31, 2005, primarily due to ARG. See Note 3 in the Notes to Consolidated Financial Statements in this report for additional information regarding the impairment.

Interest Income

Interest income was $7.8 million in the year ended December 31, 2006, compared with $0.2 million in the year ended December 31, 2005, an increase of $7.6 million. The increase in interest income was primarily due to the investment of cash proceeds from the ARG Sale since June 2006.

Interest Expense

Interest expense was $16.0 million in the year ended December 31, 2006, compared with $13.3 million in the year ended December 31, 2005, an increase of $2.7 million or 20.0%, primarily due to higher outstanding debt resulting from the June 1, 2005, acquisition of Rail Partners, partially offset by the reduction of debt in June 2006 resulting from the use of a portion of the cash proceeds from the ARG Sale.

Other Income, Net

Other income, net in the year ended December 31, 2006, was income of $0.3 million compared with income of $0.1 million in the year ended December 31, 2005, an increase of $0.2 million.

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2006 was 37.4% compared with 28.5% in the year ended December 31, 2005. The increase in our effective income tax rate in 2006 was primarily attributable to the gain on the ARG Sale. In addition, in 2006 and 2005, we benefited from the generation of track maintenance credits.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the year ended December 31, 2006, was $172.6 million, compared with income from continuing operations of $50.5 million in the year ended December 31, 2005. Our diluted EPS from continuing operations in the year ended December 31, 2006, were $4.07 with 42.4 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.21, with 41.7 million weighted average shares outstanding in the year ended December 31, 2005. Income from continuing operations in the year ended December 31, 2006, included a net gain from the ARG Sale of $114.5 million after-tax ($2.70 per diluted share) and an investment loss in Bolivia of $5.9 million ($0.14 per diluted share), which increased diluted EPS by $2.56. Basic EPS from continuing operations were $4.59 with 37.6 million weighted average shares outstanding in the year ended December 31, 2006, compared with basic EPS from continuing operations of $1.37 with 36.9 million weighted average shares outstanding in the year ended December 31, 2005. Basic and diluted weighted average shares in the year ended December 31, 2005, have been adjusted for the stock split announced February 14, 2006, and all previous stock splits.

Results from Discontinued Operations

In October 2005, FCCM was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonalá and the Guatemalan border, rendering approximately 175 miles of rail line inoperable.

On June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the failure of the Mexican government to fulfill their obligation to fund the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM was not a viable business.

During the third quarter of 2007, we ceased our rail operations and initiated formal liquidation proceedings of FCCM’s operations. There were no remaining employees of FCCM as of September 30, 2007. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. We believe the SCT’s actions were unlawful, and we are pursuing appropriate legal remedies to recover FCCM’s operating assets. As of December 31, 2007, there was a net liability of $1.7 million remaining on our balance sheet associated with our Mexican operations.

As a result of these and other actions, we recorded a pre-tax loss in 2007 of $25.4 million, including non-cash charges of $15.0 million. The non-cash charges included $8.9 million primarily related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a tax benefit of $11.3 million primarily related to worthless stock and bad debt deductions to be claimed in the United States.

Our Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) for the years ended December 31, 2007, 2006 and 2005. The operations and cash flows of FCCM are being eliminated from our ongoing operations, and we will not have any significant continuing involvement in the operations of FCCM.

Loss from discontinued operations in the year ended December 31, 2007, was $14.1 million, compared with a loss from discontinued operations of $38.6 million in the year ended December 31, 2006. The loss from discontinued operations in the year ended December 31, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. Our diluted loss per share from discontinued operations in the year ended December 31, 2007, was $0.36 with 39.1 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.91 with 42.4 million weighted average shares outstanding in the year ended December 31, 2006. Basic loss per share from discontinued operations was $0.41 with 34.6 million weighted average shares outstanding in the year ended December 31, 2007, compared with basic loss per share from discontinued operations of $1.03 with 37.6 million weighted average shares outstanding in the year ended December 31, 2006.

Loss from discontinued operations in the year ended December 31, 2006, was $38.6 million, compared with a loss from discontinued operations of $0.4 million in the year ended December 31, 2005. The loss from discontinued operations in the year ended December 31, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. Our diluted loss per share from discontinued operations in the year ended December 31, 2006, was $0.91 with 42.4 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.01 with 41.7 million weighted average shares outstanding in the year ended December 31, 2005. Basic loss per share from discontinued operations was $1.03 with 37.6 million weighted average shares outstanding in the year ended December 31, 2006, compared with basic loss per share from discontinued operations of $0.01 with 36.9 million weighted average shares outstanding in the year ended December 31, 2005.

Liquidity and Capital Resources

During 2007, 2006 and 2005, we generated $34.5 million, $85.2 million and $63.9 million, respectively, of cash from operating activities from continuing operations. The decrease in 2007 from 2006 was primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the ARG Sale, partially offset by the sourcing of cash from working capital. The increase in 2006 over 2005 was primarily due to the following items: increased net income of $83.9 million, increased depreciation and amortization of $5.5 million, an increase from non-cash compensation expense related to equity awards of $6.0 million, a $5.9 million write-down of our investment in Bolivia due to an other-than-temporary decline in value, a decrease of $17.6 million in non-cash equity earnings and an increase of $86.4 million of Australian income taxes payable primarily as a result of the ARG Sale, partially offset by a gain on the sale of our equity investment in ARG of $218.8 million.

During 2007 and 2005, our cash flows used in investing activities from continuing operations were $70.0 million and $266.8 million, respectively, and during 2006, our cash flows provided by investing activities were $230.7 million. For 2007, primary drivers of the cash flows used in investing activities from continuing operations were $61.8 million of cash used for capital expenditures (net of $29.9 million received from current year government grants and $4.4 million in cash received from government grants for capital spending completed in 2006), $19.4 million of cash paid for acquisitions, partially offset by $1.7 million in insurance proceeds for capital projects completed in 2006 and $9.4 million in cash proceeds from the disposition of property and equipment. For 2006, primary drivers of the cash flows provided by investing activities from continuing operations were $306.7 million in proceeds from the ARG Sale and $3.4 million in proceeds from the sale of assets, partially offset by the purchase of Wesfarmers’ 50% ownership of the remaining ARG operations for $15.1 million, the purchase of the assets of the Chattahoochee Bay Railroad for $6.1 million and capital expenditures, net, of $59.5 million. For 2005, primary drivers of the cash used in investing activities from continuing operations were the purchase of Rail Partners from RMC for $238.2 million, capital expenditures, net, of $27.1 million and $6.5 million paid in contingent purchase consideration for Genesee Rail-One, which were partially offset by $4.3 million in proceeds from the sale of assets and $0.7 million of cash received from unconsolidated international affiliates.

During 2007 and 2006, our cash flows used in financing activities from continuing operations were $137.5 million and $90.1 million, respectively, and during 2005, our cash flows provided by financing activities from continuing operations were $209.4 million. For 2007, primary drivers of the financing activities from continuing operations were treasury stock purchases of $175.6 million, which were partially offset by a net increase in outstanding debt of $33.6 million, cash proceeds of $3.4 million from the exercise of stock options by employees and directors and stock purchases by employees and $1.2 million from the excess income tax benefit from share-based payment arrangements. For 2006, primary drivers of the financing activities from continuing operations were a net decrease in outstanding debt of $90.2 million and treasury stock purchases of $11.3 million, which were partially offset by cash proceeds of $6.9 million from the exercise of stock options by employees and directors and stock purchases by employees and $4.5 million from the excess income tax benefit from share-based payment arrangements. For 2005, primary drivers of the financing activities were a net increase in outstanding debt of $206.9 million, cash proceeds of $3.8 million from the exercise of stock options by employees and directors and stock purchases by employees and $0.8 million from the excess income tax benefit from share-based payment arrangements, which were partially offset by debt issuance cost of $1.6 million and treasury stock purchases of $0.4 million.

At December 31, 2007, we had long-term debt, including current portion, totaling $272.8 million, which comprised 38.8% of our total capitalization. At December 31, 2006, we had long-term debt, including current portion, totaling $245.7 million, which comprised 32.1% of our total capitalization.

Senior United States and Canadian Credit Facilities

In 2005, we entered into a Consent and First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 12, 2004. The consent and amendment expanded the size of our senior revolving credit facility from $150.0 million to $225.0 million. It also extended the maturity date of the United States obligations to June 1, 2010. Following the consent and amendment, the amended and restated credit facilities were composed of a $225.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan. The revolving loan is due in 2010, and the Canadian term loan is due in 2009. As of December 31, 2007, our $225.0 million revolving credit facility consisted of $36.0 million of outstanding debt, subsidiary letter of credit guarantees of $0.1 million and $188.9 million of unused borrowing capacity. Interest rates for borrowings are based on United States or Canadian LIBOR plus a margin, which varies from 0.75% to 1.375% depending on leverage. As of December 31, 2007, the revolving credit facility had an interest rate of 5.72% and the Canadian term loan had an interest rate of 5.63%. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of our United States subsidiaries, and the Canadian term loan is guaranteed by substantially all of our United States and Canadian subsidiaries.

Financial covenants, which are measured for our United States and Canadian operations on a trailing 12-month basis and reported quarterly, are as follows:

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

In addition, in connection with our Australia Transactions, we entered into a Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 13, 2006 (the Consent and Second Amendment). The Consent and Second Amendment waived compliance with the restrictions on the dispositions of assets and adjusted the consolidated tangible net worth calculation to permit our entry into the Australia Transactions. In addition, the Consent and Second Amendment permitted us to make restricted payments, consisting of stock repurchases or cash dividends, with the proceeds from the Australia Transactions through December 1, 2007, as long as certain financial covenants governing distributions were met.

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, make certain investments, sell assets, issue subsidiary stock, restrict distributions from subsidiaries, create certain liens, enter into certain consolidations or mergers, enter into certain transactions with affiliates and pay dividends or make distributions. The credit facilities allow us to pay dividends and make distributions provided that Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0. As of December 31, 2007, we were in compliance with the provisions of these covenants.

Senior Notes

In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due in 2012. As of December 31, 2007, the Series C senior notes had an interest rate of 5.765%. On January 26, 2008, the interest rate reset to 3.94% on the Series C senior notes.

In 2004, we completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in 2011.

The senior notes are unsecured but are guaranteed by substantially all of our United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). As of December 31, 2007, we were in compliance with the provisions of these covenants.

Mexican Financings

On June 8, 2007, we entered into an assignment agreement with International Finance Corporation (IFC) and Nederlandse Financierings–Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, (i) IFC and FMO demanded payment of, and we paid, approximately $7.0 million due under the guarantee agreement related to the loan agreements and promissory notes of the Company’s Mexican subsidiaries (collectively, the Loan Agreements) (ii) we purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, we recorded a $0.6 million interest charge due to the recognition of previously deferred financing fees related to the Loan Agreements during the second quarter of 2007.

Also on June 8, 2007, we, IFC and our subsidiary GW Servicios S.A. (Servicios) entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to us for $1.0 million. In addition, on June 8, 2007, we, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof. Neither the payment default discussed above, nor the entering into the agreements described above and the consummation of the transactions contemplated therein, resulted in a default under our outstanding debt obligations.

South America

We indirectly hold a 12.52% equity interest in Oriental through an interest in GWC. GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, IFB. This debt became due and payable on November 2, 2003. On April 21, 2006, due to the heightened political and economic unrest and uncertainties in Bolivia, we advised the creditors of GWC that we were ceasing our efforts to restructure the $12.0 million debt obligation. Accordingly, during the second quarter of 2006, we reduced the carrying value of our 12.52% equity interest to zero as part of an overall assessment that our investments in Oriental had suffered an other than temporary decline in value. On October 27, 2006, Banco de Crédito e Inversiones (one of GWC’s creditors) commenced court proceedings before the 9th Civil Tribunal of Santiago to (i) collect on its share of the debt (approximately 24% of the $12.0 million) and (ii) exercise its pro-rata rights pursuant to the lien. Notice of this proceeding was given to GWC and IFB on November 6, 2006. On October 26, 2006, Banco de Chile (another of GWC’s creditors that holds approximately 15% of the $12.0 million debt) commenced separate court proceedings before the 4th Civil Tribunal of Santiago with the same objectives. We do not expect these proceedings to have any additional effect on our financial statements.

We also hold a 10.37% equity interest in Oriental through other companies. We do not expect the commencement of these court proceedings to have any impact on this remaining 10.37% equity interest.

Please refer to Note 3 in the Consolidated Financial Statements in this report for additional information regarding our investment in Oriental.

Equipment and Property Leases

We are party to several cancelable leases that have automatic renewal provisions, the most significant of which extends through 2024 and currently requires an annual lease payment of $3.0 million that is subject to adjustment based on certain economic indicators and customer operations stipulated in the agreement. If we choose not to renew these leases, we would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $0.5 million. In addition, we have the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $2.3 million. During 2007, we exercised our option to purchase various rolling stock for $7.6 million.

Government Grants

Our railroads have received a number of project grants from state and federal agencies for upgrades and construction of rail lines. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been upgraded or constructed. We believe that the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that government grants will continue to be available or that even if available, our railroads will be able to obtain them.

2008 Budgeted Capital Expenditures

We have budgeted $61.0 million, net of government grants, in capital expenditures in 2008, which consist of track and equipment improvements of $48.0 million, business development projects of $12.0 million and equipment buyouts of $1.0 million. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, we had contractual obligations and commercial commitments that may affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2007 (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Long-Term Debt Obligations (2)	$272,311	$2,229	$69,388	$100,277	$100,417
Interest on Long-Term Debt (3)	71,980	14,407	25,652	16,130	15,791
Capital Lease Obligations	455	18	39	44	354
Operating Lease Obligations	179,935	17,399	25,206	15,016	122,314
Purchase Obligations (4)	9,741	7,477	2,264	—	—

Total	$534,422	$41,530	$122,549	$131,467	$238,876

(1)	Excludes any reserves for income taxes under FIN48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” because we are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits. As of December 31, 2007, our reserves for income taxes totaled approximately $0.8 million.
(2)	Excludes capital lease obligations of $0.5 million.
(3)	Assumes no change in variable interest rates from December 31, 2007.
(4)	Includes an obligation of $4.4 million in existence for the next five years at the discretion of the 12.6% minority shareholder of Maryland Midland.

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

Our off-balance sheet arrangements consist of operating lease obligations, which are included in the contractual obligations table above. In 2006, we entered into a guarantee agreement with the Board of Trustees of the Galveston Wharves, pursuant to which the Company guarantees the complete and timely payment of the permitted deductible associated with any potential claims under the applicable insurance policies maintained pursuant to the lease of the Galveston Wharves. The maximum amount of the obligation subject to this guarantee is $1.0 million per occurrence or claim which expires in 2026. As of December 31, 2007, we had not paid any amounts under the guarantee.

We also guarantee performance under other lease agreements which expire in 2009 and 2017. The maximum amounts subject to these guarantees are $5.7 million.

Impact of Foreign Currencies on Operating Revenues

As of December 31, 2007, foreign currency translation had a positive impact on consolidated revenues due to the strengthening of the Australian and Canadian dollars relative the United States dollar. The following table sets forth the impact of foreign currency translation on reported operating revenues (dollars in thousands):

Operating Revenues

Year Ended December 31, 2007

	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
U.S. Operating Revenues	$364,413	$—	$364,413
Australian Operating Revenues	93,287	(8,995)	84,292
Canada Operating Revenues	58,467	(2,823)	55,644

Total Operating Revenues	$516,167	$(11,818)	$504,349

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

We continually evaluate whether events and circumstances have occurred that indicate that our long-lived tangible assets may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset in measuring whether or not impairment has occurred. If we identify impairment of an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances.

Government Grants

Grants from governmental agencies are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the underlying purchased assets are depreciated.

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

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, we test for impairments in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We perform our annual impairment test as of November 30th of each year, and in 2007 no impairment was recognized for the year ended December 31, 2007, 2006 and 2005.

For intangible assets, the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. We first compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and we would then record the goodwill impairment as the excess of recorded goodwill over its implied fair value.

Amortizable Intangible Assets

SFAS 144 requires us to perform an impairment test on amortizable intangible assets when specific impairment indicators, as set-forth in SFAS 144, are present. We have amortizable intangible assets recorded as customer relationships or contracts. The intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served or the length of the customer contract.

Derailment and Property Damages, Personal Injuries and Third-Party Claims

We maintain insurance, with varying deductibles up to $0.5 million per incident for liability and up to $0.8 million per incident for property damage, for claims resulting from train derailments and other accidents related to our railroad and industrial switching operations. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as facts and circumstances change.

Pensions and Other Post-Retirement Benefits

We provide pension and defined contribution medical and life insurance benefits for union and non-union employees of two of our United States subsidiaries. In order to apply actuarial methods to value the liabilities and expenses we must make several assumptions. The critical assumptions used to measure pension obligations and expenses are the discount rate applied to future liabilities and expected future rate of return on pension assets. For other postretirement benefits, the critical assumptions are the discount rate and healthcare cost trend rate.

We evaluate our critical assumptions annually, and our assumptions are based on the following factors as of December 31, 2007:

•	Discount rate is based on a review of long-term bonds, including published indices. The discount rate determined on that basis was 6.25%.

•	Expected return on plan assets is based on an assumed long-term asset rate of return of 8.5%.

•	Health care cost trend rate is based on historical rates of inflation and expected market conditions and is assumed to be 9.0% in 2007 graded ratably to 5.0% over a seven-year period.

On December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS 87, 88, 106 and 132(R).” The standard, among other things, requires companies to:

•	Recognize the funded status of defined benefit plans in the consolidated financial statements.

•

Recognize as a component of other comprehensive income the previously unrecognized prior service costs/credits, gains/losses and transition assets/obligations that arise during the year and are not recognized as a component of net periodic benefit cost.

Stock-Based Compensation

The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through its 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock and restricted stock units. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

We elected to adopt SFAS 123R in the third quarter of 2005 using the Modified Prospective Application. SFAS 123R requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Prior to the adoption of SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), under which no compensation cost had been recognized, and disclosed the pro forma expense for basic and diluted earnings per share as if stock based compensation had been compiled under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model that require management judgment are the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on actual historical volatility and adjusted to reflect future expectations. The fair value of our restricted stock and restricted stock units is based on the closing price on the date of grant.

During the fourth quarter of 2006, we voluntarily conducted and completed a comprehensive internal review of our historical stock option practices for stock option grants made during the period from our initial public offering on June 24, 1996 through the third quarter of 2006, under the direction of the independent members of the Board of Directors. The review found no evidence of any intentional wrongdoing by our executive officers, members of our Board of Directors or any other employees. However, the internal review identified certain administrative procedural deficiencies that resulted in unintentional accounting errors. These errors principally related to situations where, as of the grant date approved by the Compensation Committee, an aggregate number of stock options to be granted was approved and the exercise price for the stock options was established, but the allocation of those stock options to certain individual employee recipients was not finalized until a later date. As a result, we determined that later measurement dates for accounting purposes for those individuals’ grants should have been used, and we determined that non-cash stock-based compensation expense was understated by a cumulative amount of $1.2 million ($0.5 million after-tax), with $1.1 million related to grants to the general population of employees, none of whom were executive officers at the time of grant. Under the direction of the Audit Committee of the Board of Directors, the results of the internal review were evaluated by outside counsel, who concurred with the findings.

For the year ended December 31, 2007, compensation cost from equity awards was $5.4 million pre-tax, or $3.9 million after-tax. The total compensation cost related to non-vested awards not yet recognized is $7.6 million, which will be recognized over the next three years with a weighted-average period of 1 year. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.5 million for the year ended December 31, 2007.

For the year ended December 31, 2006, compensation cost from equity awards was $8.5 million pre-tax, or $6.4 million after-tax. Of the $8.5 million compensation cost, $2.7 million was attributable to stock option awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006, and $1.2 million was attributable to the unintentional accounting errors associated with the use of incorrect measurement dates for certain grants, as discussed above. The total income tax benefit recognized in the consolidated income statement for equity awards was $2.1 million for the year ended December 31, 2006.

For the year ended December 31, 2005, compensation cost from equity awards was $1.8 million pre-tax, or $1.5 million after-tax.

Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. After considering our preexisting reserves for uncertain tax positions, the adoption of FIN 48 did not result in any material adjustments to our results of operations or financial position.

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires a balance sheet approach for the financial accounting and reporting of deferred income taxes. Deferred income taxes reflect the tax effect of temporary differences between book and tax basis assets and liabilities, as well as available income tax credits and net operating loss carryforwards. In our consolidated balance sheets, these deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred income tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred income tax assets related to carryforwards, is classified according to the expected reversal date of the temporary difference as of the end of the year.

No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2007 was $43.8 million. In 2007, we recorded a valuation allowance of $8.1 million, which represents amounts reserved for a capital loss carryforward, which will expire in 2012. Due to the uncertainty of realizing future capital gains, we have reduced the related deferred tax benefit with a valuation allowance.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We adopted SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities, as noted in FSP 157-2, on January 1, 2008, and it did not have a material impact on our consolidated financial statements. We are currently evaluating the provisions of FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We adopted the provisions of SFAS 159 on January 1, 2008, and it did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires that acquisition-related costs are expensed as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. We are currently evaluating the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 18, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. We are currently evaluating the provisions of SFAS 160.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor do we use instruments where there are no underlying cash exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging positions and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Interest Rate Risk

Our interest rate risk results from issuing variable rate debt obligations, since an increase in interest rates would result in lower earnings and increased cash outflows. The table below provides amounts outstanding and corresponding interest rates for our fixed and variable rate debt.

Principal Amount of Debt

(dollars in thousands)

December 31, 2007
Fixed Rate Debt	$178,647
Weighted Average Fixed Interest Rate	5.15%
Variable Rate Debt	$94,119
Weighted Average Variable Interest Rate	5.70%
Total Long-Term Debt	$272,766
Weighted Average Interest Rate	5.35%

Table Assumptions

Variable Interest Rates: The table presents variable interest rates based on United States and Canadian LIBOR rates (as of December 31, 2007). The borrowing margin is composed of a weighted average of 0.875% for debt under our United States and Canadian credit facilities and 0.7% for our Series C senior notes.

Interest Rate Sensitivity

Based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $0.9 million.

Foreign Currency Risk

Debt related to our Canadian operations is denominated in Canadian dollars. Therefore, foreign currency risk related to debt service payments generally does not exist at our Canadian operations. However, in the event that this debt service is funded from our United States operations, we may face exchange rate risk if the Canadian dollar were to appreciate relative to the United States dollar, thereby requiring higher United States dollar equivalent cash to settle the outstanding debt, which is due in 2009.

Foreign Currency Hedge

On February 13, 2006, we entered into two foreign currency forward contracts with a total notional amount of $190.0 million to hedge a portion of our investment in 50% of the equity of ARG. The contracts, which expired on June 1, 2006, protected a portion of our investment from exposure to large fluctuations in the United States/Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on our investment, we recorded a loss of $4.3 million from these contracts, which is included in the net gain on the sale of ARG.

Sensitivity to Diesel Fuel Prices

We are exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2007, fuel costs for fuel used in operations represented 10.9% of our total expenses. As of December 31, 2007, we had not entered into any hedging transactions to manage this diesel fuel risk. As of December 31, 2007, each one percentage point increase in the price of diesel fuel would result in a $0.5 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial data required by this item are listed under Part IV, Item 15 and are filed herewith immediately following the signature page hereto.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 9A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective as of December 31, 2007 to accomplish their objectives. In addition, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Genesee & Wyoming Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting. Management reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting.

Management excluded Maryland Midland, whose total assets represented $55.8 million of the related consolidated financial statement amounts as of the year ended December 31, 2007, from its report on internal control over financial reporting.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	Other Information.

None

PART III

ITEM 10.	Directors and Executive Officers.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 28, 2008, under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 28, 2008, under “Executive Compensation” and “Director Compensation”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,276,851	$22.93	2,420,135
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	2,276,851	$22.93	2,420,135

The remaining information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 28, 2008, under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 13.	Certain Relationships and Related Transactions and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 28, 2008, under “Related Person Transactions and Other Information,” which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 28, 2008, under “Approval of the Selection of Independent Auditors,” which proxy statement will be filed within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

Consolidated Statements of Cash Flows for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

See Index to Exhibits

(b)	EXHIBITS—SEE INDEX TO EXHIBITS

(c)	NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date

February 28, 2008	GENESEE & WYOMING INC.

	By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 28, 2008	Executive Chairman and Chairman of the Board of Directors	/s/ MORTIMER B. FULLER, III Mortimer B. Fuller, III

February 28, 2008	Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ JOHN C. HELLMANN John C. Hellmann

February 28, 2008	Chief Financial Officer (Principal Financial Officer)	/s/ TIMOTHY J. GALLAGHER Timothy J. Gallagher

February 28, 2008	Chief Accounting Officer (Principal Accounting Officer)	/s/ CHRISTOPHER F. LIUCCI Christopher F. Liucci

February 28, 2008	Director	/s/ DAVID C. HURLEY David C. Hurley

February 28, 2008	Director	/s/ OIVIND LORENTZEN III Oivind Lorentzen III

February 28, 2008	Director	/s/ ROBERT M. MELZER Robert M. Melzer

February 28, 2008	Director	/s/ PHILIP J. RINGO Philip J. Ringo

February 28, 2008	Director	/s/ PETER O. SCANNELL Peter O. Scannell

February 28, 2008	Director	/s/ MARK A. SCUDDER Mark A. Scudder

February 28, 2008	Director	/s/ M. DOUGLAS YOUNG M. Douglas Young

INDEX TO EXHIBITS

(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

(ii) By-laws

3.1	Amended Bylaws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.

4.2	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.3	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

(10)	Material Contracts

The Exhibit referenced under (4.3) hereof is incorporated herein by reference.

10.1	Form of Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972). **

10.2	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997. (SEC File No. 0-20847)

10.3	Amendment No. 1. to the Genesee & Wyoming Inc. Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 1998. (SEC File No. 0-20847) **

10.4	Purchase and Sale Agreement dated August 17, 1999, between the Federal Government of United Mexican States, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Ferrocarriles Nacionales de Mexico is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 1999.

10.5	Agreement and Plan of Merger dated as of December 3, 2001, by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated December 3, 2001.

10.6	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K dated August 28, 2002.

10.7	Genesee & Wyoming Inc. 2004 Deferred Compensation Plan for highly compensated employees and directors dated May 7, 2004 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter end June 30, 2004. **

10.8	Genesee & Wyoming Inc. Award Notice for Employees for Options is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004. **

10.9	Genesee & Wyoming Inc. Award Notice for Employees for Restricted Stock Units is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004. **

10.10	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004. **

10.11	Genesee & Wyoming Inc. Award Notice for Directors for Restricted Stock Units is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004. **

10.12	Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 12, 2004, among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent and JPMorgan Chase Bank as Syndication Agent is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of November 18, 2004.

10.13	Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K as of November 18, 2004.

10.14	Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc. and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of June 1, 2005.

10.15	Consent and First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated as of May 25, 2005 by and among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K as of June 1, 2005.

10.16	First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K as of June 3, 2005.

10.17	Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of August 1, 2005.

10.18	Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.19	Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.20	Escrow Agreement dated February 13, 2006 by and among Wesfarmers Railroad Holdings Pty Ltd, GWI Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd and Mallesons Stephen Jaques is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.21	Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement dated as of February 13, 2006 by and among Genesee & Wyoming Inc., Quebec-Gatineau Railway Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agents incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K as of February 16, 2006.

10.22	Consulting Agreement between Genesee & Wyoming Inc. and Charles N. Marshall dated as of May 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K as of April 28, 2006.

10.23	Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant’s Report on Form S-8 as of November 3, 2006. **

10.24	Employment Agreement dated as of May 30, 2007 by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement) thereto is incorporated herein by reference to Exhibit 9.01 on Form 8-K as of June 5, 2007. **

10.25	Amended and Restated 2004 Omnibus Incentive Plan (incorporated herein by reference to Annex II of the Company’s Definitive Proxy Statement, filed with the SEC on April 23, 2007) is incorporated herein by reference to Exhibit 9.01 on Form 8-K as of June 5, 2007. **

10.26	Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc., a Delaware corporation and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q as of November 8, 2007. **

10.27	Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc., a Delaware corporation, and the Company Executives is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-Q as of November 8, 2007. **

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Report under Item 8

(14)	Code of Ethics included on the Registrants website, www.gwrr.com

Included on the Company’s website, www.gwrr.com.

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(23.2)	Consent of Ernst & Young

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*	Exhibit filed with this Report.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

INDEX TO FINANCIAL STATEMENTS

Page
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent Owned:
Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm	F-49
Consolidated Balance Sheets as of May 31, 2006 and December 31, 2005	F-50
Consolidated Statements of Operations for the Five Month Period Ended May 31, 2006 and the Years Ended December 31, 2006, 2005 and 2004	F-51
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-52
Consolidated Statements of Cash Flows for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-53
Notes to Consolidated Financial Statements	F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of the Australian Railway Group Pty Ltd (ARG), an equity method investment through May 31, 2006 which statements reflect total assets of $709.7 million as of May 31, 2006, and net loss of $15.3 million for the five month period ended May 31, 2006, and net income of $18.9 million for the year ended December 31, 2005. The financial statements of ARG were audited by other auditors whose report thereon has been furnished to us, and our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Maryland Midland Railway, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination as of December 31, 2007. We have also excluded Maryland Midland Railway, Inc. from our audit of internal control over financial reporting. Maryland Midland Railway, Inc. is a majority-owned subsidiary whose total assets represent $55.8 million of the related consolidated financial statement amount as of the year ended December 31, 2007.

PricewaterhouseCoopers LLP (signed)

New York, New York

February 28, 2008

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 and 2006

(dollars in thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$46,684	$240,206
Accounts receivable, net	125,934	117,099
Materials and supplies	7,555	11,302
Prepaid expenses and other	18,147	14,695
Current assets of discontinued operations	2,213	—
Deferred income tax assets, net	7,495	7,617

Total current assets	208,028	390,919

PROPERTY AND EQUIPMENT, net	696,990	573,292
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,696	4,644
GOODWILL	39,352	37,788
INTANGIBLE ASSETS, net	117,106	120,669
DEFERRED INCOME TAX ASSETS, net	1,353	2,697
OTHER ASSETS, net	10,276	11,055

Total assets	$1,077,801	$1,141,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,247	$4,372
Accounts payable	128,038	98,186
Accrued expenses	36,436	38,364
Income tax payable—Australia	1,356	91,925
Current liabilities of discontinued operations	3,919	—
Deferred income tax liabilities, net	66	291

Total current liabilities	172,062	233,138

LONG-TERM DEBT, less current portion	270,519	241,313
DEFERRED INCOME TAX LIABILITIES, net	93,336	72,876
DEFERRED ITEMS—grants from governmental agencies	94,651	56,588
OTHER LONG-TERM LIABILITIES	15,144	16,668
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	1,108	294
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,773,926 and 43,422,957 shares issued and 31,436,607 and 37,635,235 shares outstanding (net of 12,337,319 and 5,787,722 shares in treasury) on December 31, 2007 and 2006, respectively	438	434
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,180 shares issued and outstanding on December 31, 2007 and 2006	40	40
Additional paid-in capital	197,463	187,460
Retained earnings	407,367	352,192
Accumulated other comprehensive income	25,660	4,411
Treasury stock, at cost	(199,987)	(24,350)

Total stockholders’ equity	430,981	520,187

Total liabilities and stockholders’ equity	$1,077,801	$1,141,064

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
OPERATING REVENUES	$516,167	$450,683	$350,401

OPERATING EXPENSES:
Transportation	166,146	147,874	115,498
Maintenance of ways and structures	45,364	40,233	31,200
Maintenance of equipment	70,330	64,419	50,922
Diesel fuel sold to third parties	26,975	13,189	—
General and administrative	85,493	80,419	64,168
Net gain on sale of assets	(6,742)	(3,078)	(3,200)
Gain on insurance recovery	—	(1,937)	—
Depreciation and amortization	31,773	27,907	22,372

Total operating expenses	419,339	369,026	280,960

INCOME FROM OPERATIONS	96,828	81,657	69,441
Gain on sale of equity investment in ARG	—	218,845	—
Investment loss—Bolivia	—	(5,878)	—
Equity (loss) income of unconsolidated international affiliates	—	(10,752)	14,224
Interest income	7,813	7,839	249
Interest expense	(14,735)	(16,007)	(13,335)
Other income, net	889	252	95

Income from continuing operations before taxes	90,795	275,956	70,674
Provision for income taxes	21,548	103,309	20,163

Income from continuing operations	69,247	172,647	50,511
Loss from discontinued operations, net of tax	(14,072)	(38,644)	(376)

Net income	$55,175	$134,003	$50,135

Basic earnings per common share from continuing operations	$2.00	$4.59	$1.37
Basic loss per common share from discontinued operations	(0.41)	(1.03)	(0.01)

Basic earnings per common share	$1.59	$3.56	$1.36

Weighted average shares—Basic	34,625	37,609	36,907

Diluted earnings per common share from continuing operations	$1.77	$4.07	$1.21
Diluted loss per common share from discontinued operations	(0.36)	(0.91)	(0.01)

Diluted earnings per common share	$1.41	$3.16	$1.20

Weighted average shares—Diluted	39,148	42,417	41,712

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2004	$419	$40	$160,607	$168,054	$25,228	$(12,648)	$341,700

Comprehensive income, net of tax:
Net income	—	—	—	50,135	—	—	50,135
Currency translation adjustments	—	—	—	—	(3,552)	—	(3,552)
Fair market value adjustments of cash flow hedges	—	—	—	—	2,363	—	2,363
Pension and post-retirement medical adjustment	—	—	—	—	136	—	136

Comprehensive income							49,082
Proceeds from employee stock purchases	5	—	3,800	—	—	—	3,805
Tax reductions from share-based compensation	—	—	364	—	—	—	364
Compensation cost related to equity awards	1		2,478	—	—	—	2,479
Excess tax benefits from share-based compensation	—	—	758	—	—	—	758
Treasury stock acquisitions, 23,516 shares	—	—	—	—	—	(368)	(368)

BALANCE, December 31, 2005	$425	$40	$168,007	$218,189	$24,175	$(13,016)	$397,820

Comprehensive income, net of tax:
Net income	—	—	—	134,003	—	—	134,003
Currency translation adjustments	—	—	—	—	1,503	—	1,503
Sale of ARG investment (recognized gain from foreign currency translation adjustment)	—	—	—	—	(22,755)	—	(22,755)
Fair market value adjustments of cash flow hedges	—	—	—	—	1,776	—	1,776
Pension and post-retirement medical adjustment	—	—	—	—	(52)	—	(52)

Comprehensive income							114,475
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(236)	—	(236)
Proceeds from employee stock purchases	9	—	6,848	—	—	—	6,857
Tax reductions from share-based compensation	—	—	(394)	—	—	—	(394)
Compensation cost related to equity awards	—		8,455	—	—	—	8,455
Excess tax benefits from share-based compensation	—	—	4,544	—	—	—	4,544
Treasury stock acquisitions, 465,863 shares	—	—	—	—	—	(11,334)	(11,334)

BALANCE, December 31, 2006	$434	$40	$187,460	$352,192	$4,411	$(24,350)	$520,187

Comprehensive income, net of tax:
Net income	—	—	—	55,175	—	—	55,175
Currency translation adjustments	—	—	—	—	15,178	—	15,178
Mexico investment (recognized gain from foreign currency translation adjustment)	—	—	—	—	5,426		5,426
Fair market value adjustments of cash flow hedges	—	—	—	—	43	—	43
Pension and post-retirement medical adjustment	—	—	—	—	602	—	602

Comprehensive income							76,424
Proceeds from employee stock purchases	4	—	3,380	—	—	—	3,384
Compensation cost related to equity awards	—	—	5,183	—	—	—	5,183
Excess tax benefits from share-based compensation	—	—	1,440	—	—	—	1,440
Treasury stock acquisitions, 6,549,597 shares	—	—	—	—	—	(175,637)	(175,637)

BALANCE, December 31, 2007	$438	$40	$197,463	$407,367	$25,660	$(199,987)	$430,981

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,175	$134,003	$50,135
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	14,072	38,644	376
Depreciation and amortization	31,773	27,907	22,372
Compensation cost related to equity awards	5,412	8,455	2,479
Excess tax benefit from share-based compensation	(1,159)	(4,544)	(758)
Deferred income taxes	7,994	13,907	8,777
Tax benefit upon exercise of stock options	—	—	364
Gain on insurance recovery	—	(1,937)	—
Gain on sale of equity investment in ARG	—	(218,845)	—
Net gain on sale of assets	(6,742)	(3,078)	(3,200)
Investment loss—Bolivia	—	5,878	—
Equity loss (income) of unconsolidated international affiliates, net of tax	—	7,500	(10,077)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(5,412)	(7,936)	(15,497)
Materials and supplies	2,400	(1,760)	(280)
Prepaid expenses and other	(6,159)	(5,140)	8
Accounts payable and accrued expenses	29,160	6,571	8,668
Income tax payable—Australia	(92,982)	86,358	—
Other assets and liabilities, net	989	(762)	574

Net cash provided by operating activities from continuing operations	34,521	85,221	63,941
Net cash (used in) provided by operating activities from discontinued operations	(14,000)	(1,843)	4,203

Net cash provided by operating activities	20,521	83,378	68,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(96,081)	(64,494)	(30,367)
Grant proceeds from government agencies	34,307	4,949	3,222
Proceeds from ARG Sale	—	306,746	—
Cash paid for acquisitions, net of cash acquired	(19,424)	(20,354)	(244,704)
Insurance proceeds for the replacement of assets	1,747	—	—
Cash received from unconsolidated international affiliates	—	378	677
Proceeds from disposition of property and equipment	9,404	3,447	4,302

Net cash (used in) provided by investing activities from continuing operations	(70,047)	230,672	(266,870)
Net cash used in investing activities from discontinued operations	(517)	(3,232)	(4,938)

Net cash (used in) provided by investing activities	(70,564)	227,440	(271,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(21,448)	(182,712)	(210,923)
Proceeds from issuance of long-term debt	55,000	92,500	417,800
Debt issuance costs	—	—	(1,629)
Net proceeds from employee stock purchases	3,384	6,857	3,805
Treasury stock purchases	(175,637)	(11,334)	(368)
Excess tax benefit from share-based compensation	1,159	4,544	758

Net cash (used in) provided by financing activities from continuing operations	(137,542)	(90,145)	209,443
Net cash used in financing activities from discontinued operations	(13,301)	(2,478)	(3,052)

Net cash (used in) provided by financing activities	(150,843)	(92,623)	206,391

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,581	3,342	1,491

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(217)	—	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(193,522)	221,537	4,218
CASH AND CASH EQUIVALENTS, beginning of year	240,206	18,669	14,451

CASH AND CASH EQUIVALENTS, end of year	$46,684	$240,206	$18,669

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc., through its subsidiaries and unconsolidated affiliate, currently has interests in 48 railroads, of which 43 are located in the United States, three are located in Canada, one is located in Australia, and one is located in Bolivia. From January 1, 2005 to December 31, 2007, the Company acquired nineteen railroads in the United States and Australia, sold its 50% equity interest in Australian Railroad Group Pty Ltd (ARG) and discontinued its operations in Mexico. The Company also leases and manages railroad transportation equipment in the United States and Canada and provides freight car switching and ancillary rail services. See Note 3 for descriptions of the Company’s expansion in recent years.

A large portion of the Company’s operating revenue is attributable to industrial customers operating in the paper and forest products, electric utility, and farm and food products industries. Freight revenue from the Company’s ten largest freight revenue customers accounted for approximately 22%, 24% and 25% of the Company’s operating revenues in 2007, 2006 and 2005, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. Historically, the Company’s investments in unconsolidated international affiliates were accounted for under the equity method. However, in June 2006, the Company sold its 50% interest in ARG and wrote down its equity interest in Bolivia and simultaneously discontinued equity method accounting. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Materials and Supplies

Materials and supplies consist of purchased items for improvement and maintenance of road property and equipment and are stated at the lower of average cost or market. Materials and supplies are removed from inventory using the average cost method.

Property and Equipment

Property and equipment are carried at historical cost. Railroad property acquired in a purchase acquisition is recorded at the allocated cost. Major renewals or improvements are capitalized, while routine maintenance and repairs are expensed when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expense. Depreciation is provided on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-30 years).

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

Government Grants

Grants from governmental agencies are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period which the underlying purchased assets are depreciated.

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

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company assesses impairment by comparing the fair value of an intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment. Impairments are expensed when incurred. Specifically, the Company tests for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company performs its annual impairment review as of November 30 of each year and no impairment was recognized for the year ended December 31, 2007.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amortizable Intangible Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires a company to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets recorded as customer relationships or contracts. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served, or the length of the customer contract.

Derailment and Property Damages, Personal Injuries and Third Party Claims

The Company maintains insurance, with varying deductibles up to $0.8 million per incident for property damage and up to $0.5 million per incident for liability, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Accruals for FELA claims by the Company’s railroad employees and third party personal injury or other claims, limited when appropriate to the applicable deductible, are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

Common Stock Splits

On February 14, 2006, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2006, to stockholders of record as of February 28, 2006. All share and per share amounts presented herein have been restated to reflect the retroactive effect of this stock split.

Earnings per Share

Common shares issuable under unexercised stock options and unvested restricted stock, calculated under the treasury stock method and weighted average Class B Common Shares outstanding are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options and restricted stock used to calculate weighted average share equivalents for diluted earnings per share was 2,393,350, 2,224,098 and 2,430,297 for 2007, 2006 and 2005, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands, except per share amounts):

	2007	2006	2005
Numerators:
Income from continuing operations	$69,247	$172,647	$50,511
Loss from discontinued operations, net of tax	(14,072)	(38,644)	(376)

Net income	$55,175	$134,003	$50,135

Denominators:
Weighted average Class A Common Shares outstanding—Basic	34,625	37,609	36,907
Weighted average Class B Common Shares outstanding	3,975	3,975	3,975
Dilutive effect of equity awards	548	833	830

Weighted average shares—Dilutive	39,148	42,417	41,712

Earnings per common share:
Basic:
Earnings per common share from continuing operations	$2.00	$4.59	$1.37
Loss per common share from discontinued operations	(0.41)	(1.03)	(0.01)

Earnings per common share	$1.59	$3.56	$1.36

Diluted:
Earnings per common share from continuing operations	$1.77	$4.07	$1.21
Loss per common share from discontinued operations	(0.36)	(0.91)	(0.01)

Earnings per common share	$1.41	$3.16	$1.20

For 2007, 2006 and 2005, a total of 1,170,485, 721,135 and 10,548 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method were not included in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Income Taxes

The Company files a consolidated United States federal income tax return, which includes all of its United State subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets requires sufficient taxable income within the carryback and/or carryforward period available under tax law. The Company evaluates on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

Pension and Other Postretirement Benefit Plans

The Company provides pension and postretirement medical and life insurance benefits for union and non-union employees of two of its United States subsidiaries. In order to use actuarial methods to value the

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and expenses, the Company is required to make several critical assumptions including the discount rate and expected rate of return on pension assets. For other postretirement benefits, the critical assumptions are the discount rate and healthcare cost trend rate.

The Company evaluates the critical assumptions annually and its assumptions are based on the following factors:

•	Discount rate is based on a review of long-term bonds, including published indices. The 2007 discount rate determined on that basis was 6.25%.

•	Expected return on plan assets is based on an assumed long-term asset rate of return and was 8.5% for 2007.

•	Health care cost trend rate is based on historical rates of inflation and expected market conditions. For 2007, it is assumed to be 9.0% graded ratably to 5.0% over a seven year period.

On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS 158). The standard, among other things, requires companies to:

•	Recognize the funded status of the Company’s defined benefit plans in its consolidated financial statements.

•

Recognize as a component of other comprehensive income the previously unrecognized prior service costs/credits, gains/losses, and transition assets/obligations that arise during the year and are not recognized as a component of net periodic benefit cost.

Stock-based Compensation Plans

The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to the Company’s employees through its 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock and restricted stock units. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

The Company elected to adopt SFAS No. 123R, “Share-Based Payment,” (SFAS 123R) in the third quarter of 2005 using the Modified Prospective Application. SFAS 123R requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” (APB 25) under which no compensation cost had been recognized and disclosed the pro forma expense for basic and diluted earnings per share as if stock based compensation had been recorded under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model that require management judgment are the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on actual historical volatility and adjusted to reflect future expectations. The fair value of our restricted stock and restricted stock units are based on the closing price on the date of grant.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operation items, at the average rate for the statement period. Currency translation adjustments are reflected as currency translation adjustments in stockholders’ equity and are included in accumulated other comprehensive income. Cumulative translation adjustments are recognized in the consolidated statement of operations for substantial or complete liquidation of the underlying investment in the foreign subsidiary.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2007 presentation.

3. CHANGES IN OPERATIONS:

United States

Maryland Midland Railway, Inc.: On December 31, 2007, the Company acquired 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $19.4 million (net of $7.5 million cash received). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash received), property and equipment ($46.6 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities assumed ($17.5 million) and minority interest ($0.8 million). The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to the Company for $4.4 million at its discretion over the next five years. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chattahoochee Bay Railroad, Inc.: On August 25, 2006, the Company’s newly formed subsidiary, the Chattahoochee Bay Railroad, Inc. (CHAT), acquired the assets of the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. for $6.1 million in cash. The purchase price was allocated between property and equipment ($5.1 million) and intangible assets ($1.0 million). The rail assets acquired by CHAT connect the Company’s Bay Line Railroad and the Company’s Chattahoochee Industrial Railroad.

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

Rail Partners: On June 1, 2005, the Company acquired from Rail Management Corporation (RMC) substantially all of its rail operations (collectively, Rail Partners) for $238.2 million in cash (net of $4.9 million cash received), the assumption of $1.4 million of non-interest bearing debt and $1.8 million in acquisition costs, including an adjustment of $6.6 million to reduce our preliminary estimate of the value of acquired intangible assets with a corresponding increase in goodwill. During the three months ended June 30, 2006, the Company completed its allocation of the purchase price from this acquisition. In the final allocation, the purchase price was allocated to current assets ($19.4 million, including $4.9 million in cash received), property and equipment ($186.0 million), intangible assets ($53.8 million), and goodwill ($6.6 million), less current liabilities ($21.3 million) and debt assumed ($1.4 million). The intangible assets excluding goodwill consist of customer contracts and relationships with a weighted average amortization period of 27 years.

First Coast Railroad Inc: On April 8, 2005, the Company’s subsidiary, the First Coast Railroad Inc. (FCRD), signed a 20-year agreement to lease 31 miles of rail line between Seals, Georgia and Fernandina, Florida from CSX Transportation, Inc. (CSX). FCRD commenced operations on April 9, 2005.

Australia

Effective June 1, 2006, the Company and its former 50% partner in ARG, Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the ARG Sale, the Company recognized a $218.8 million net gain, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into United States dollars since 2000. In connection with the ARG Sale, the Company also incurred $6.4 million of net transaction-related expenses, of which $5.8 million related to management bonuses and stock option awards.

Simultaneous with the ARG Sale, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because the Company previously held a 50% share of these assets through its ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s 50% share of the impairment loss recorded by ARG, which was included in equity income of unconsolidated international

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affiliates in the consolidated statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, the Company has included 100% of the value of GWA’s net assets ($30.1 million) in its consolidated balance sheet since June 1, 2006. The Company completed its allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to its preliminary allocation.

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

Mexico

During the third quarter of 2007, the Company’s Mexican subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V.’s (FCCM), ceased its operations and initiated formal liquidation proceedings. Results from the Company’s Mexican operations for the years ended December 31, 2007, 2006 and 2005, are now included in results from discontinued operations. See Note 20 for additional information regarding the Company’s discontinued operations.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider, in addition to the acquisitions and dispositions discussed above, that it has historically experienced fluctuations in revenues and expenses due to one-time freight moves, weather-related impacts such as hurricanes, droughts, customer plant expansions and shut-downs, sales of land and equipment, accidents, and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed and entered into a number of transactions recently which have changed and will change its results of operations. Because of variations in the structure, timing and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions in the countries in which they operate, including paper products in Canada and lumber and forest

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australia grain).

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2006 and 2005, as if Rail Partners had been acquired and the Australian Transactions had occurred as of January 1, 2005 (dollars in thousands, except per share amounts):

	2006	2005
Operating revenues	$480,808	$446,179
Net income	$18,098	$46,718
Basic earnings per common share from continuing operations	$1.51	$1.28
Diluted earnings per common share from continuing operations	$1.34	$1.13

The unaudited pro forma operating results include the Australian Transactions, adjusted, net of tax, for the net gain of $218.8 million from the ARG Sale, certain closing costs incurred from the ARG Sale, and interest expense savings from the pay down of debt from proceeds received from the ARG Sale. In addition, the unaudited pro forma operating results include the acquisition of Rail Partners adjusted, net of tax, for depreciation and amortization expense resulting from the step-up of the Rail Partners property and intangible assets based on appraised values, capitalization of certain track repairs that were historically expensed, and the inclusion of incremental interest expense related to borrowings used to fund the acquisition. The Rail Partners results reflected in these pro forma operating results include certain senior management compensation and other expenses that the Company does not believe would have continued as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financials.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

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

Receivables consisted of the following at December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Accounts Receivable—Trade	$116,671	$114,274	$92,836
Accounts Receivable—Government Grants	11,320	5,732	188

Total Accounts Receivable	$127,991	$120,006	$93,024

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the Company’s allowance for doubtful accounts was as follows (dollars in thousands):

	2007	2006	2005
Balance, beginning of year	$2,907	$1,890	$1,451
Provisions	1,574	3,013	2,053
Discontinued operations	(924)	—	—
Charges	(1,500)	(1,996)	(1,614)

Balance, end of year	$2,057	$2,907	$1,890

5. PROPERTY AND EQUIPMENT AND LEASES:

Property and Equipment

Major classifications of property and equipment were as follows (dollars in thousands):

	2007	2006
Property:
Land and Land Improvements	$69,813	$49,541
Buildings and Leasehold Improvements	24,164	30,722
Bridges/Tunnels/Culverts	90,521	83,462
Track Property	501,295	397,589

Total Property	685,793	561,314
Equipment:
Computer Equipment	4,427	3,415
Locomotives & Freight Cars	96,865	90,717
Vehicles and Mobile Equipment	20,966	18,730
Signals and Crossing Equipment	10,307	8,620
Track Equipment	5,513	4,423
Other Equipment	8,801	8,310

Total Equipment	146,879	134,215
Construction-in-Process	37,642	22,461

Total Property and Equipment	870,314	717,990
Less Accumulated Depreciation	(173,324)	(144,698)

Property and Equipment, net	$696,990	$573,292

Construction-in-process as of December 31, 2007 and 2006, totaled $37.6 million and $22.5 million, respectively, and consisted primarily of costs associated with track and equipment rehabilitation projects. Depreciation expense for 2007, 2006 and 2005 totaled $28.2 million, $24.5 million and $19.6 million, respectively.

Leases

The Company enters into operating leases for freight cars, locomotives, and other equipment. Related operating lease expense for the years ended December 31, 2007, 2006 and 2005 was approximately $17.7 million, $18.4 million and $14.4 million, respectively. The Company leases certain real property, which resulted in additional operating lease expense for the years ended December 31, 2007, 2006 and 2005 of approximately $4.0 million, $2.9 million and $2.3 million, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to several cancelable leases which have automatic renewal provisions. If the Company chose not to renew these leases, it would be obligated to return the underlying rolling stock and pay aggregate fees of up to approximately $0.5 million. In addition, the Company has the option, at various dates, to terminate the leases by purchasing the rolling stock. The maximum aggregate purchase price, at the next available buyout date for each qualifying lease, is approximately $2.3 million. During 2007, the Company exercised its option to purchase various rolling stock for $7.6 million.

The Company has pre-tax deferred gains from sale-leaseback transactions recorded in Other Liabilities on the accompanying Consolidated Balance Sheets. Where applicable, these gains are amortized as a non-cash offset to rent expense over the life of the lease. The remaining balance of such gains (net of amortization) was approximately $1.8 million and $2.4 million at December 31, 2007 and 2006, respectively.

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2007, no payments were required under these lease arrangements.

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

The following is a summary of future minimum lease payments (without consideration of amortizing deferred gains from sale/leasebacks) under capital leases, non-cancelable operating leases and cancelable operating leases (dollars in thousands):

Year	Capital	Non-cancelable Operating	Cancelable Operating	Total
2008	$18	$17,399	$1,713	$19,130
2009	19	13,453	1,007	14,479
2010	20	11,753	353	12,126
2011	22	8,580	306	8,908
2012	22	6,436	132	6,590
Thereafter	354	122,314	—	122,668

Total minimum payments	$455	$179,935	$3,511	$183,901

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Intangible and other assets were as follows (dollars in thousands):

	December 31, 2007			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$5,547	$32,075	28 years
Customer Contracts and Relationships	54,859	5,719	49,140	27 years
Non-amortizable intangible assets:
Track Access Agreements	35,891	—	35,891	—

Total Intangible Assets	$128,372	$11,266	$117,106	28 years

OTHER ASSETS:
Deferred financing costs	4,446	1,993	2,453	7 years
Other assets	7,823	—	7,823	—

Total Other Assets	$12,269	$1,993	$10,276

	December 31, 2006			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$4,215	$33,407	28 years
Customer Contracts and Relationships	54,859	3,488	51,371	27 years
Non-amortizable intangible assets:
Track Access Agreements	35,891	—	35,891	—

Total Intangible Assets	$128,372	$7,703	$120,669	28 years

OTHER ASSETS:

Deferred financing costs	5,933	2,137	3,796	7 years
Other assets	7,374	115	7,259	—

Total Other Assets	$13,307	$2,252	$11,055

The Track Access Agreements are perpetual trackage agreements on one of the Company’s railroads. Under SFAS No. 142, these assets have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment on an annual basis.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, 2006 and 2005, the aggregate amortization expense associated with intangible assets was approximately $3.6 million, $3.4 million and $2.8 million, respectively. The Company estimates the future aggregate amortization expense related to intangible assets as of December 31, 2007, will be as follows for the periods presented (dollars in thousands):

2008	$3,512
2009	3,476
2010	3,476
2011	3,476
2012	3,476
Thereafter	63,799

Total	$81,215

Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt. In 2007, 2006 and 2005, the Company amortized $0.7 million of deferred financing costs annually as an adjustment to interest expense.

In accordance SFAS 142, goodwill is not amortized. The changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Goodwill:
Balance at beginning of period	$37,788	$31,233
Goodwill additions	—	6,564
Currency translation adjustment	1,564	(9)

Balance at end of period	$39,352	$37,788

In 2006, the Company allocated $6.6 million of the final purchase price for the Rail Partners acquisition to goodwill. The $6.6 million of goodwill will be deductible for tax purposes over a 15-year period.

Under SFAS 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment).

7. INVESTMENTS:

Australian Railroad Group

As discussed in Note 3, the Company and its 50% partner, Wesfarmers, sold the Western Australia operations and certain other assets of ARG on June 1, 2006. Simultaneously, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia. Accordingly, the following are United States GAAP condensed balance sheets of ARG as of May 31, 2006, immediately prior to the sale and purchase transactions, and the related condensed consolidated statements of operations and cash flows for the five-month period ended May 31, 2006, and the year ended December 31, 2005 (in thousands of United States dollars). The periods presented represent those for which the Company accounted for its investment in ARG under the equity method of accounting.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of United States dollars:

As of May 31, 2006	$0.753
Average for the five months ended May 31, 2006	$0.743
Average for the year ended December 31, 2005	$0.762

As described in Note 3 regarding the GWA Purchase, because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s previously held 50% share of the impairment loss recorded by ARG. Accordingly, the ARG financial statements included below reflect 100% of the non-cash loss or $32.3 million ($22.6 million, net of tax), resulting from the write downs of an investment, property and equipment and other long-term assets, net.

Australian Railroad Group Pty Ltd

Condensed Consolidated Balance Sheet

(in thousands of U.S. dollars)

May 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,890
Accounts receivable, net	45,769
Materials and supplies	13,901
Prepaid expenses and other	1,235
Deferred income tax assets	4,847

Total current assets	86,642
PROPERTY AND EQUIPMENT, net	560,670
DEFERRED INCOME TAX ASSETS, net	60,827
OTHER ASSETS, net	1,574

Total assets	$709,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,733
Accrued expenses	31,457
Deferred income tax liabilities	1,769

Total current liabilities	61,959

LONG-TERM DEBT	376,300
DEFERRED INCOME TAX LIABILITIES, net	13,549
OTHER LONG-TERM LIABILITIES	13,237
FAIR VALUE OF INTEREST RATE SWAPS	2,447

Total non-current liabilities	405,533
REDEEMABLE PREFERRED STOCK OF STOCKHOLDERS	16,251
TOTAL STOCKHOLDERS’ EQUITY	225,970

Total liabilities and stockholders’ equity	$709,713

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Operations

(in thousands of U.S. dollars)

	Five Months Ended May 31, 2006	December 31, 2005
Operating Revenues	$147,044	$344,546
Operating expenses	151,715	288,488

(Loss) income from operations	(4,671)	56,058
Investment loss—APTC	(5,823)	—
Interest expense	(11,477)	(29,430)
Other income, net	218	600

(Loss) income before income taxes	(21,753)	27,228
(Benefit from) provision for income taxes	(6,503)	8,292

Net (loss) income	$(15,250)	$18,936

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian Railroad Group Pty Ltd

Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Five Months Ended May 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,250)	$18,936
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,584	32,127
Deferred income taxes	(5,889)	9,726
Investment loss—APTC	5,823	—
Net loss (gain) on sale and impairment of assets	25,732	(229)
Changes in assets and liabilities	10,391	9,675

Net cash provided by operating activities	35,391	70,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,430)	(80,038)
Proceeds from disposition of property and equipment	710	2,147

Net cash used in investing activities	(34,720)	(77,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(7,424)
Proceeds from borrowings	7,272	7,665

Net cash provided by financing activities	7,272	241

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	432	(1,287)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,375	(8,702)
CASH AND CASH EQUIVALENTS, beginning of period	12,515	21,217

CASH AND CASH EQUIVALENTS, end of period	$20,890	$12,515

South America

The Company has a 22.89% indirect ownership interest in Oriental, which is located in eastern Bolivia. As discussed in Note 3, the Company determined during the second quarter of 2006 that its $8.9 million equity investment, including the portion held though GWC, had suffered an other than temporary decline in value. Since then, the Company has accounted for its remaining $3.0 million investment under the cost method. Historically, Oriental’s results of operations have not had a material impact on the Company’s results of operations. The Company will continue to monitor the political situation in Bolivia.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LONG-TERM DEBT:

Long-term debt consisted of the following (dollars in thousands):

	As of December 31,
	2007	2006
Senior Credit Facilities with variable interest rates (weighted average of 5.68% and 5.40% before impact of interest rate swaps at December 31, 2006) due 2009 and 2010	$69,119	$29,717
Senior Notes Series A with fixed interest rate of 4.85% due 2011	75,000	75,000
Senior Notes Series B with fixed interest rate of 5.36% due 2015	100,000	100,000
Senior Notes Series C with variable interest rate (5.765% at December 31, 2007) due 2012	25,000	25,000
Limited recourse U.S. dollar denominated promissory notes of Mexican subsidiary with variable interest rates (8.93% before impact of interest rate swaps at December 31, 2006)	—	13,301
Other debt and capital leases with interest rates up to 7.25% and maturing at various dates up to 2024	3,647	2,667

Long-term debt	272,766	245,685
Less: current portion	2,247	4,372

Long-term debt, less current portion	$270,519	$241,313

Senior United States and Canadian Credit Facilities

In 2005, the Company entered into a Consent and First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated November 12, 2004. The consent and amendment expanded the size of the Company’s senior revolving credit facility from $150.0 million to $225.0 million. It also extended the maturity date of the United States obligations to June 1, 2010. Following the amendment and consent, the amended and restated credit facilities are composed of a $225.0 million revolving loan and a $32.0 million (C$38.5 million) Canadian term loan. The revolving loan is due in 2010 and the Canadian term loan is due in 2009. As of December 31, 2007, our $225.0 million revolving credit facility consisted of $36.0 million of outstanding debt, subsidiary letter of credit guarantees of $0.1 million and $188.9 million of unused borrowing capacity. Interest rates for borrowings are based on United States or Canadian LIBOR plus a margin, which varies from 0.75% to 1.375% depending on leverage. As of December 31, 2007, the revolving credit facility had an interest rate of 5.72% and the Canadian term loan had an interest rate of 5.63%. The credit facilities are unsecured, but the revolving loan is guaranteed by substantially all of the Company’s United States subsidiaries and the Canadian term loan is guaranteed by substantially all of the Company’s United States and Canadian subsidiaries.

Financial covenants, which are measured on a trailing twelve month basis and reported quarterly, are as follows:

(a) Maximum leverage of 3.5 times (measured as Funded Debt (indebtedness plus guarantees including Letters of Credit, plus the present value of operating leases) to EBITDAR (earnings before interest, taxes, and depreciation, amortization and rental payments on operating leases).

(b) Minimum interest coverage of 3.5 times measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition, in connection with the Company’s Australia Transactions, the Company entered into a Consent and Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement, dated February 13, 2006 (the Consent and Second Amendment). The Consent and Second Amendment waived compliance with the restrictions on the dispositions of assets and adjusted the consolidated tangible net worth calculation to permit the Company’s entry into the Australia Transactions. In addition, the Consent and Second Amendment permitted the Company to make restricted payments, consisting of stock repurchases or cash dividends, with the proceeds from the Australia Transactions through December 1, 2007, as long as certain financial covenants governing distributions were met.

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

The Company was in compliance with the provisions of these covenants as of December 31, 2007.

Senior Notes

In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due 2012. As of December 31, 2007, the Series C senior notes had an interest rate of 5.765%.

In 2004, the Company completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in 2011.

The senior notes are unsecured but are guaranteed by substantially all of the Company’s United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). The Company was in compliance with the provisions of these covenants as of December 31, 2007.

Limited Recourse Promissory Notes—Mexico

See Note 20, Discontinued Operations, for a discussion of the Company’s payment of the Mexico limited recourse promissory notes.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule of Future Payments Including Capital Leases

The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2007 (dollars in thousands):

Future minimum payments
2008	$2,247
2009	32,866
2010	36,561
2011	75,158
2012	25,163
Thereafter	100,771

$272,766

9. DERIVATIVE FINANCIAL INSTRUMENTS:

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s floating rate debt. Interest rate swaps are accounted for as cash flow hedges. Gains or losses on the swaps, representing interest rate differentials to be received or paid on the swaps, are recognized in the consolidated statements of operations as a reduction or increase in interest expense.

The Company’s swaps for fixed interest rates on its variable LIBOR interest rates on long-term debt expired in September 2007 and September 2006. At December 31, 2006, the notional amount under the agreement was $21.4 million and represented a liability with a fair value of less than $0.1 million.

Foreign Currency Exchange Rate Risk

The Company purchases options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges. As of December 31, 2007, the Company had no foreign currency exchange rate options.

Foreign Currency Hedge

On February 13, 2006, the Company entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of its investment in 50% of the equity of ARG. The contracts, which expired on June 1, 2006, protected the hedged portion of the Company’s net investment from exposure to large fluctuations in the Unites States Dollar/Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on the Company’s net investment, the Company recorded a loss of $4.3 million from these contracts, which was included in the net gain on the ARG Sale in the second quarter of 2006.

10. COMMON STOCK:

The authorized capital stock of the Company consists of two classes of common stock designated as Class A common stock and Class B common stock. The holders of Class A common stock and Class B common stock are entitled to one vote and ten votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder. In addition, pursuant to the Class B Stockholders’ Agreement dated as of May 20, 1996, certain transfers of the Class B common stock, including transfers to persons other than our executive officers, will result in automatic conversion of Class B common stock into shares of Class A common stock. Holders of Class A common stock and Class B common stock shall have identical rights in the event of liquidation.

Dividends declared by the Company’s Board of Directors are payable on the outstanding shares of Class A common stock or both Class A common stock and Class B common stock, as determined by the Board of Directors. If the Board of Directors declares a dividend on both classes of stock, then the holder of each share of Class A common stock is entitled to receive a dividend that is 10% more than the dividend declared on each Class B common stock. Stock dividends declared can only be paid in shares of Class A common stock. The Company currently intends to retain all earnings to support its operations and future growth and, therefore, does not anticipate the declaration or payment of cash dividends on the common stock in the foreseeable future.

The Company announced on February 13, 2007 and August 1, 2007, that its Board of Directors authorized the repurchase of up to 2,000,000 shares and 4,000,000 shares, respectively, of the Company’s Class A common stock, which was in addition to 538,500 shares available for repurchase under a previous authorization in November 2004. The Board granted management the authority to make purchases in any amount and manner

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

legally permissible. During the year ended December 31, 2007, the Company repurchased 6,538,500 shares of the Company’s Class A common stock available for repurchase under the repurchase plan. The shares were repurchased at an average cost of $26.81 per share. During the year ended December 31, 2006, the Company repurchased 450,000 shares of the Company’s Class A common stock available for repurchase under the repurchase plan. The shares were repurchased at an average cost of $24.33 per share. During the year ended December 31, 2005, the Company repurchased 11,500 shares of the Company’s Class A common stock available for repurchase under the repurchase plan. The shares were repurchased at an average cost of $23.48 per share. The aggregate cost of these shares is reflected as treasury stock in the Company’s consolidated balance sheet. As of December 31, 2007, the Company had fully exhausted all of its existing authorizations to repurchase shares.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

The Company administers two noncontributory defined benefit plans for union and non-union employees of two United States subsidiaries. Benefits are determined based on a fixed amount per year of credited service. The Company’s funding policy requires contributions for pension benefits based on actuarial computations which reflect the long-term nature of the plans. The Company has met the minimum funding requirements according to the Employee Retirement Income Security Act (ERISA).

During the year ended December 31, 2007, the Company froze the pension benefits of substantially all remaining eligible employees (Frozen Participants). As a result, the Company recorded a $0.1 million curtailment gain. Effective with the curtailment, new employees will not be eligible to participate in the plan. Future earnings of the Frozen Participants will not be considered in the computation of benefits.

The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s United States subsidiaries. As of December 31, 2007, twenty-four employees were participating and eighteen current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following provides a reconciliation of benefit obligation, plan assets and funded status of the plans (dollars in thousands):

	Pension		Other Retirement Benefits
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligation at beginning of year	$3,636	$3,704	$4,179	$4,336
Service cost	2	108	65	137
Interest cost	203	198	214	252
Actuarial (gain) loss	138	(21)	(141)	(462)
Curtailment (gain)	(384)	(233)	(447)	—
Benefits paid	(131)	(120)	(83)	(84)

Benefit obligation at end of year	$3,464	$3,636	$3,787	$4,179

Change in plan assets:
Fair value of plan assets at beginning of year	$2,657	$1,935	$—	$—
Actual return on plan assets	305	206	—	—
Employer contributions	390	636	83	84
Benefits paid	(131)	(120)	(83)	(84)

Fair value of assets at end of year	3,221	2,657	—	—

Funded status at end of year	$(243)	$(979)	$(3,787)	$(4,179)

Amounts recognized in the balance sheet consist of:
Current liabilities	$140	$89	$97	$83
Noncurrent liabilities	103	890	3,690	4,096

Total	$243	$979	$3,787	$4,179

Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized loss	$242		$(118)
Deferred tax	(84)		41

Other comprehensive income at end of year, net of tax	$158		$(77)

The accumulated benefit obligation for all defined benefit pension plans was $3.5 million and $3.6 million at December 31, 2007 and 2006, respectively.

	2007	2006
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,464	$3,636
Accumulated benefit obligation	$3,451	$3,582
Fair Value of plan assets	$3,221	$2,657

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension			Other Retirement Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Net periodic benefit cost
Service cost	$2	$108	$152	$65	$137	$112
Interest cost	203	198	194	214	252	223
Expected return on plan assets	(231)	(186)	(103)	—	—	—
Amortization of transition liability	143	143	112	—	—	—
Amortization of prior service cost	(17)	(16)	—	—	—	—
Amortization of loss (gain)	18	11	(14)	17	44	39
Curtailment gain	(142)	—	—	—	—	—

Net periodic benefit (income) cost	$(24)	$258	$341	$296	$433	$374

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net income	$(163)			$(604)
Amortization of prior service cost	59			—
Amortization of transition liability	(218)			—

Total recognized in other comprehensive income	$(322)			$(604)

Total recognized in net periodic benefit cost and other comprehensive income	$(346)			$(308)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.25%	5.75%	5.75%	6.25%	5.75%	5.75%
Expected return on plan assets	7.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.5%	3.5%	N/A	N/A	N/A

The Company uses December 31 as a measurement date for the plans. The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is less than $0.1 million. The estimated net loss for the other defined benefit postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is less than $0.1 million.

	2007	2006
Assumed health care cost trend rates
Health care cost trend rate assumed next year	9.0%	9.0%
Rate to which the cost trend is assumed to decline	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total service and interest cost	$29	$(25)
Effect on postretirement benefit obligation	$448	$(381)

Plan Assets:

The Company’s pension plans’ weighted-average asset allocations at December 31, 2007, and 2006, by asset category are as follows:

	Plan Assets at December 31,
	2007	2006
Asset Category
Equity Securities	64%	58%
Debt Securities	35%	36%
Other	1%	6%

Total	100%	100%

Cash Flows:

Contributions

The Company expects to contribute $0.2 million to its pension plan in 2008.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid (dollars in thousands):

	Pension	Other Retirement Benefits
2008	$141	$97
2009	154	100
2010	168	103
2011	180	113
2012	216	116
Years 2013-2017	1,267	657

The discount rate that the Company uses for determining future pension obligations is based on a review of long-term bonds, including published indices. The discount rate determined on that basis as of December 31, 2007 was 6.25%.

For 2007, the Company assumed a long-term asset rate of return of 8.5%. The Company will utilize a 7.5% long-term asset rate of return assumption in 2008. In developing the Company’s expected long-term rate of

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

return assumption, the Company reviewed the asset allocation, the asset class return expectations and long-term inflation assumptions. The 8.5% long-term asset return assumption for 2007 is based on an asset allocation assumption of 60% equity securities and 40% fixed income securities. The Company believes that its long-term asset allocation, on average, will approximate the targeted allocation. At December 31, 2007, the Company’s actual asset allocation was consistent with its asset allocation assumption.

Employee Bonus Programs

The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $8.2 million, $4.5 million and $6.1 million were awarded under the various performance-based bonus plans in 2007, 2006 and 2005, respectively. In addition, the Company awarded $3.3 million of cash bonuses in connection with the ARG Sale in 2006.

401(k) Plans and Profit Sharing

Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a before-tax basis. The Company’s contributions to the plan in 2007, 2006 and 2005 were approximately $1.2 million, $0.9 million and $0.8 million, respectively.

The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,778 per year for transportation employees and $1,591 for all other employees. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 3% of gross salary. Company contributions were approximately $0.4 million, $0.3 million and $0.2 million for the years 2007, 2006 and 2005, respectively.

The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $1.4 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively.

12. INCOME TAXES:

The components of income before income taxes are as follows (dollars in thousands):

	2007	2006	2005
United States	$67,627	$49,471	$50,849
Foreign	23,168	226,485	19,825

Total	$90,795	$275,956	$70,674

The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2007 was $43.8 million.

The components of the provision for income taxes are as follows (dollars in thousands):

	2007	2006	2005
United States:
Current
Federal	$5,524	$10,099	$5,441
State	1,455	1,119	983
Deferred
Federal	6,045	3,707	5,438
State	2,151	2,553	2,029

	15,175	17,478	13,891
Foreign:
Current	6,051	88,222	1,667
Deferred	322	(2,391)	4,605

	6,373	85,831	6,272

Total	$21,548	$103,309	$20,163

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2007	2006	2005
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of ARG Sale	-4.1%	4.5%	0.0%
Effect of foreign impairment charges	0.0%	0.8%	0.0%
Effect of foreign operations	-1.9%	-0.2%	-0.9%
State income taxes, net of federal income tax benefit	2.2%	0.7%	2.4%
Benefit of track maintenance credit	-8.6%	-4.2%	-8.9%
Other, net	1.1%	0.8%	0.9%

Effective income tax rate	23.7%	37.4%	28.5%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes are as follows (dollars in thousands):

	2007	2006
Deferred tax benefits:
Accruals and reserves not deducted for tax purposes until paid	$3,803	$7,326
Net operating loss carryforwards	2,004	1,143
Capital loss carryforward	8,684	—
Postretirement benefits	965	1,602
Share-based compensation	2,417	1,704
Track maintenance credit	22,385	7,932
Other	2,223	12

	42,481	19,719
Valuation allowance	(8,089)	—
Deferred tax obligations:
Property and investment basis difference	(118,946)	(82,325)
Other	—	(247)

Net deferred tax obligations	$(84,554)	$(62,853)

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

The Company generated $11.8 million of state net operating loss carryforwards from its United States operations in 2007. It is anticipated that the Company will be able to fully utilize these losses prior to expiration. These state net operating losses exist in different states and expire between 2022 and 2027.

As of December 31, 2007 and 2006, the Company had track maintenance credit carryforwards of $22.4 million and $7.9 million, respectively. These tax credit carryforwards will expire in 2026 and 2027.

The valuation allowance represents amounts reserved for a capital loss carryforward that will expire in 2012. Due to the uncertainty of realizing future capital gains, the Company has reduced the related deferred tax benefit with a valuation allowance.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. After considering the Company’s preexisting reserves for uncertain tax positions, the adoption of FIN 48 did not result in any material adjustments to the Company’s results of operations or financial position.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at January 1, 2007	$1,030
Reductions for tax positions of prior years	(213)

Balance at December 31, 2007	$817

At December 31, 2007, the Company’s liability for uncertain tax positions was $0.8 million, $0.5 million of which would reduce its effective tax rate if recognized. The Company does not anticipate that the total amounts of the unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. During the year ended December 31, 2007, the Company recognized less than $0.1 million in interest and penalties. As of December 31, 2007 and 2006, the Company had $0.2 million of accrued interest related to such uncertain tax positions.

As of December 31, 2007, the following tax years remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries are subject:

Jurisdiction	Open Tax Year(s)
United States	2004 – 2007
Australia	2006 – 2007
Canada	2003 – 2007
Mexico	2002 – 2007

13. GRANTS FROM GOVERNMENT AGENCIES:

The Company periodically receives grants for the upgrade and construction of rail lines from federal, state and local agencies in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 70% to 100% of the actual cost of specific projects. In total, the Company collected $34.3 million, $4.9 million and $3.2 million in 2007, 2006 and 2005, respectively, from such grant programs.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2007, 2006 and 2005, the Company recorded offsets to depreciation expense from grant amortization of $2.6 million, $2.5 million and $2.2 million, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

On June 25, 2007, FCCM formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and issued a provisional ruling upholding the seizure, pending a full review of the constitutional grounds for the seizure and the legality of the SCT’s actions. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of December 31, 2007, there was a net liability of $1.7 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

Meridian & Bigbee Railroad LLC (M&B), the Company’s subsidiary, CSX and KCS are parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement. To date, the Company’s total claims against CSX under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On December 7, 2007, CSX filed an arbitration response, answering statement and counterclaim. CSX alleges it has suffered damages in an amount to be determined. The Company plans to vigorously defend itself against CSX’s claims, which it believes to be without merit, and will pursue insurance recovery as appropriate. Although the Company believes it is entitled to payment for its claims, and that it has meritorious defenses against CSX claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Sheperdsville, Kentucky Litigation

On January 16, 2007, CSX’s freight train Q502-15 derailed in Sheperdsville, Kentucky. The derailment involved approximately 13 railcars carrying a variety of chemicals. As a consequence of this derailment, the Company was named as a defendant in two personal injury lawsuits and one class action lawsuit. On January 15, 2008, Mr. John Goodwin filed an action against General Electric Capital Services, Inc. (GECS), General Electric Rail Service Corp. (GERS) and Genesee & Wyoming Inc. (GWI), and on January 16, 2008, Mr. Bobby Stearns and Ms. Betty Lou Stearns filed an action against GECS, General Electric Railcar Services Corp. (GE Rail, collectively with GECS and GERS, GE) and GWI. On January 16, 2008, Roberta Green, individually and on behalf of a class of similarly situated persons, filed a class action lawsuit against GECS, GE Rail and GWI. All

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actions are pending in the United States District Court for the Western District of Kentucky at Louisville. The plaintiffs in these lawsuits allege that the derailment was caused by one or more defective components on a railcar owned by GE, which railcar bears the railroad operating marks of one of our subsidiaries. The complaints allege causes of action against GWI for (i) nuisance; (ii) trespass; and (iii) negligence (with respect to transportation/operations and duty to warn); and seek compensatory and punitive damages. The Company believes it is indemnified for these claims by GE. The Company plans to vigorously defend itself against the claims made in these lawsuits, which it believes to be without merit, and will pursue indemnification and insurance recovery as appropriate. Although the Company believes it has meritorious defenses against these claims, litigation is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Canada

As previously discussed, in February 2002, Mr. Paquin, an individual living adjacent to the Outremont rail yard, filed a motion for authorization of class certification in the Quebec Superior Court in Canada in connection with a claim against two of the Company’s subsidiaries, Genesee Rail-One Inc. (now Genesee & Wyoming Canada Inc.) and Quebec-Gatineau Railway Inc., as well as Canadian Pacific Railways (CP) (collectively, the Parties). Mr. Paquin alleged that the noise emanating from the Outremont rail yard causes significant nuisance problems to the residents living near the rail yard. The rail yard is owned by CP, part of which is leased and operated by Quebec-Gatineau Railway Inc. The plaintiff described the proposed class as comprised of all owners and tenants of dwellings who have lived within a defined section of the Outremont neighborhood in Montreal, which is adjacent to the rail yard. In December 2007 a settlement agreement for all outstanding claims was approved by all Parties and the Quebec Superior Court. Neither Genesee & Wyoming Canada Inc. nor Quebec-Gatineau Railway made any material financial contribution in connection with the settlement agreement.

Bolivia

As previously disclosed, the Company indirectly has a 12.52% equity interest in Oriental through its interest in GWC. GWC is an obligor of non-recourse debt of $12.0 million, which debt is secured by a lien on GWC’s 12.52% indirect equity interest in Oriental held through GWC’s subsidiary, Inversiones Ferroviarias Bolivianas Ltda. This non-recourse debt became due and payable on November 2, 2003. In 2006, certain creditors of GWC, including Banco de Crédito e Inversiones and Banco de Chile, commenced court proceedings before the 4th and 9th Civil Tribunals of Santiago to (i) collect on their share of the debt and (ii) exercise their rights pursuant to the lien. Additional information on the value of the Company’s 12.52% equity interest in Oriental is set forth in Note 3. In addition, the Company holds a 10.37% indirect interest in Oriental through other companies. The Company does not expect these court proceedings to have any impact on this remaining 10.37% interest, nor does it expect these proceedings to have any additional effect on its financial statements.

Other

In addition to the lawsuits set forth above, from time to time the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Guarantees

In 2006, the Company entered into a guarantee agreement with the Board of Trustees of the Galveston Wharves, pursuant to which it guarantees the complete and timely payment of the permitted deductible

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with any potential claims under the applicable insurance policies maintained pursuant to the lease of the Galveston Wharves. The maximum amount of the obligation subject to this guarantee is $1.0 million per occurrence which expires in 2026. As of December 31, 2007, the Company had not paid any amounts under the guarantee.

The Company also guarantees performance under other lease agreements which expire in 2009 and 2017. The maximum amounts subject to these guarantees are $5.7 million.

15. STOCK-BASED COMPENSATION PLANS:

The Compensation Committee has discretion to determine grantees, grant dates, amounts of grants, vesting, and expiration dates for the issuance of up to an aggregate of 11.4 million shares of Class A common stock-based awards to its employees through its 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock, and restricted stock units and any other form of award established by the Compensation Committee which is consistent with the Plan’s purpose. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest based on three years of continuous service and equity grants for directors vest over their respective terms as directors. Stock-based awards generally have 5-year contractual terms. At December 31, 2007, there were 2,420,135 Class A shares available for future issuance under the Plan.

Stock-based compensation for the six months ended June 30, 2005, was determined using the intrinsic value method (note the pro forma expense for basic and diluted earnings per share in 2005 was for the six months ended June 30, 2005). The following table provides supplemental information for the year ended December 31, 2005, as if stock-based compensation had been recorded under SFAS 123 (dollars in thousands, except EPS):

2005
Net Income—As reported:	$50,135
Deduct: Total stock-based employee compensation expense as determined under SFAS 123 had compensation cost been recognized, net of related tax effects	(1,385)

Pro Forma	$48,750

Basic EPS: As Reported	$1.36
Pro Forma	$1.32
Diluted EPS: As Reported	$1.20
Pro Forma	$1.17

A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Wtd. Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	2,102,699	$19.11
Granted	479,091	32.08
Exercised	(272,550)	10.54
Expired	(5,536)	11.49
Forfeited	(26,853)	23.82

Outstanding at end of year	2,276,851	22.93	2.8 Years	$10,559

Exercisable at end of year	1,362,921	19.11	2.2 Years	$9,416

Weighted average fair value of options granted		$8.62

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of options granted during the years 2007, 2006 and 2005 was $8.62, $8.67 and $5.28, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $4.6 million, $15.9 million and $6.4 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0 – $ 7.12	20,252	1.8 Years	$2.65	20,252	$2.65
7.12 – 10.68	281,733	0.9 Years	10.11	281,733	10.11
10.68 – 14.23	10,040	0.6 Years	10.96	10,040	10.96
14.23 – 17.79	708,039	1.9 Years	16.18	577,082	16.08
17.79 – 21.35	72,100	2.4 Years	19.08	43,176	19.15
21.35 – 24.91	1,500	2.9 Years	22.41	1,000	22.41
24.91 – 28.47	25,131	4.2 Years	26.37	2,000	26.77
28.47 – 32.03	707,652	3.4 Years	29.81	427,638	30.06
32.03 – 35.59	450,404	4.4 Years	32.37	—	—

0 – 35.59	2,276,851	2.8 Years	$22.93	1,362,921	$19.11

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There are six input variables to the Black-Scholes model: stock price, strike price, volatility, term, risk free interest rate, and dividend yield. Both the stock price and strike price inputs are the closing stock price on the date of grant. The assumption for expected future volatility is based primarily on an analysis of historical volatility of the Company’s Class A common stock. The expected term of options is derived from the vesting period of the award, as well as historical exercise data, and represents the period of time that options granted are expected to be outstanding. The expected risk-free rate is calculated using the United States Treasury yield curve over the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of not paying cash dividends on its common stock. The Company uses historical data, as well as management’s current expectations, to estimate forfeitures.

The following weighted-average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 using the Black-Scholes option pricing model:

	2007	2006	2005
Risk-Free interest rate	4.82%	4.95%	3.67%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	3.30	3.00	3.00
Expected volatility	28.2%	34.0%	41.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair value
Non-vested at January 1, 2007	1,021,219	$6.68
Granted	479,091	8.62
Vested	(559,527)	6.14
Forfeited	(26,853)	7.25

Non-vested at December 31, 2007	913,930	$8.01

During the fourth quarter of 2006, the Company voluntarily initiated and completed a comprehensive internal review of its historical stock option practices for stock option grants made during the period from its initial public offering on June 24, 1996, through the third quarter of 2006. The review found no evidence of any intentional wrongdoing by the Company’s executive officers, members of the Company’s Board of Directors or any other employees. The internal review identified certain administrative and procedural deficiencies that resulted in unintentional accounting errors. These errors principally related to situations where, as of the grant date approved by the Compensation Committee, an aggregate number of stock options to be granted were approved and the exercise price for the stock options was established, but the allocation of those stock options to certain individual employee recipients was not finalized until a later date. As a result, the Company determined that later measurement dates for accounting purposes for those individuals’ grants should have been used. As a result, the Company recorded non-cash stock-based compensation expense of $1.2 million ($0.5 million after-tax) in the fourth quarter of 2006, with $1.1 million related to grants to the general population of employees, none of whom were executive officers at the time of grant. Under the direction of the Audit Committee of the Board of Directors, the results of the internal review were evaluated by outside counsel, who concurred with the findings.

The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant. The following table summarizes the Company’s restricted stock and restricted stock unit activity for the year ended December 31, 2007:

	Number of Shares	Weighted-Average Fair Value Granted During Year
Non-vested at January 1, 2007	133,932	$24.73
Granted	50,850	32.07
Vested	(63,948)	22.81

Non-vested at December 31, 2007	120,834	$28.84

The weighted-average grant date fair value of restricted stock and restricted stock units during the years ended December 31, 2007, 2006 and 2005 was $32.07, $29.80 and $16.68, respectively. The total intrinsic value of restricted stock that vested during the years ended December 31, 2007, 2006 and 2005, was $1.8 million, $1.3 million and $0.4 million, respectively.

For the year ended December 31, 2007, compensation cost from equity awards was $5.4 million pre-tax, or $3.9 million after-tax. The total compensation cost related to non-vested awards not yet recognized was

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$7.6 million as of December 31, 2007, which will be recognized over the next three years with a weighted-average period of one year. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.5 million for the year ended December 31, 2007.

For the year ended December 31, 2006, compensation cost from equity awards was $8.5 million pre-tax, or $6.4 million after-tax. Of the $8.5 million compensation cost, $2.7 million was attributable to stock option awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006, and $1.2 million was attributable to the unintentional accounting errors associated with the use of incorrect measurement dates for certain grants, as discussed above. The total income tax benefit recognized in the consolidated income statement from equity awards was $2.1 million for the year ended December 31, 2006.

For the year ended December 31, 2005, compensation cost from equity awards was $1.8 million pre-tax, or $1.5 million after-tax.

The total tax benefit realized from the exercise of equity awards was $1.9 million, $5.2 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At December 31, 2007, 110,423 shares had been purchased under this plan. In accordance with SFAS 123R, the Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in the year ended December 31, 2007.

16. GEOGRAPHIC AREA INFORMATION:

The Company has various operating regions that manage its various railroad lines. However, each region has similar characteristics so they have been aggregated into one segment. Summarized financial information for each geographic area for the years ended December 31, 2007, 2006 and 2005, and long-lived assets for each geographic area as of December 31, 2007 and December 31, 2006 are as follows (dollars in thousands):

Geographic Data

	For the Years Ended December 31,
	2007		2006		2005
Operating revenues:
United States	$364,413	70.6%	$348,608	77.4%	$299,441	85.5%
Canada	58,467	11.3%	55,555	12.3%	50,960	14.5%
Australia	93,287	18.1%	46,520	10.3%	—	0.0%

Total operating revenues	$516,167	100.0%	$450,683	100.0%	$350,401	100.0%

	December 31,
	2007		2006
Long-lived assets located in:
United States	$717,971	82.7%	$629,955	84.3%
Canada	97,047	11.2%	77,090	10.3%
Australia	53,402	6.1%	33,667	4.5%
Mexico	—	0.0%	6,736	0.9%

Total long-lived assets	$868,420	100.0%	$747,448	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY FINANCIAL DATA (Unaudited):

Quarterly Results

(dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Operating revenues	$125,107	$125,294	$131,224	$134,542
Income from operations	23,385	21,314	29,661	22,467
Income from continuing operations	16,083	15,602	23,038	14,524
Loss from discontinued operations, net of tax	(1,763)	(4,859)	(6,872)	(578)
Net income	14,320	10,743	16,166	13,946

Diluted earnings per common share from continuing operations	$0.38	$0.39	$0.60	$0.40
Diluted loss per common share from discontinued operations	(0.04)	(0.12)	(0.18)	(0.02)

Diluted earnings per common share	$0.34	$0.27	$0.42	$0.38

2006
Operating revenues	$105,526	$106,436	$121,019	$117,702
Income from operations	22,364	17,409	23,141	18,743
Income from continuing operations	14,061	118,840	24,007	15,739
Loss from discontinued operations, net of tax	(47)	(1,091)	(36,113)	(1,393)
Net income (loss)	14,014	117,749	(12,106)	14,346

Diluted earnings per common share from continuing operations	$0.33	$2.79	$0.56	$0.37
Diluted loss per common share from discontinued operations	—	(0.03)	(0.85)	(0.03)

Diluted earnings (loss) per common share	$0.33	$2.76	$(0.29)	$0.34

The first quarter of 2007 included a $0.4 million after tax expense as a result of a tunnel fire in Oregon.

The second quarter of 2007 included a $0.5 million tax benefit associated with the ARG Sale.

The third quarter of 2007 included: (i) $3.3 million of after-tax gains from the sale of assets, and (ii) a net tax benefit of $3.2 million associated with the ARG Sale.

The fourth quarter of 2007 included: (i) $0.6 million of benefit from a Canadian tax rate change and (ii) $0.5 million after-tax gain on sale of assets.

The first quarter of 2006 included: (i) $1.0 million after tax expense from transaction costs associated with the ARG Sale and (ii) $0.8 million of after-tax expense from track washouts due to Cyclone Clare in Western Australia.

The second quarter of 2006 included: (i) $123.0 million of after-tax gain on the ARG Sale, (ii) $3.4 million of after-tax expense for ARG transaction related costs, including management bonuses, (iii) $11.3 million of after-tax impairment loss on its investment in ARG, which reflects the difference between the Company’s previously held 50% share of the book value of the assets acquired from ARG in South Australia and the price paid for the remaining 50% of those assets and (iv) $5.9 million of after-tax impairment on its investment in Oriental.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The third quarter of 2006 included a $6.8 million of after-tax gain in relation to the receipt of payment for its share of the post closing adjustments from the ARG Sale.

The fourth quarter of 2006 included: (i) $1.9 million of after-tax gain on sale of assets and (ii) $1.2 million net tax benefit, primarily associated with regulations issued in late 2006 clarifying the calculation of the short line tax credit.

18. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Net Income	$55,175	$134,003	$50,135
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,178	1,503	(3,552)
Sale of ARG investment (recognized gain from foreign currency translation)	—	(22,755)	—
Mexico investment (recognized loss from foreign currency translation)	5,426	—	—
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $19, $60 and $231, respectively	43	120	595
Net unrealized losses on qualifying cash flow hedges of Australian Railroad Group, net of tax provision of $710, and $758, respectively	—	1,656	1,768
Changes in pension and other postretirement benefit, net of tax provision (benefit) of $324, ($28) and $53, respectively	602	(52)	136

Comprehensive income	$76,424	$114,475	$49,082

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of December 31, 2007 and December 31, 2006, respectively (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balances, December 31, 2006	$5,137	$(683)	$(43)	$4,411
Current period change	20,604	602	43	21,249

Balances, December 31, 2007	$25,741	$(81)	$—	$25,660

The change in the foreign currency translation adjustment for the year ended December 31, 2007, relates primarily to the Company’s operations with a functional currency in Australian and Canadian dollars and the recognized loss from the cumulative foreign currency translation into United States dollars of the original Mexico investment and FCCM’s reported earnings since 1999.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SUPPLEMENTAL CASH FLOW INFORMATION:

	2007	2006	2005
Cash paid during the year for (dollars in thousands):
Interest paid, net	$15,142	$17,397	$12,479
Income taxes	$104,491	$6,012	$7,127

Income taxes paid in 2007 included Australian taxes for the ARG Sale totaling $95.6 million.

20. DISCONTINUED OPERATIONS:

In October 2005, the Company’s wholly-owned subsidiary, FCCM, was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonala and the Guatemalan border, rendering approximately 175 miles of rail line inoperable.

On June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the failure of the Mexican government to fulfill their obligation to fund the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM was not a viable business. During the third quarter of 2007, FCCM ceased its operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007 of FCCM. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation.

As a result of these and other actions, the Company recorded a pre-tax loss in the year-ended December 31, 2007, of $25.4 million, including non-cash charges of $15.0 million. The non-cash charges included $8.9 million related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment in Mexico and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a United States tax benefit of $11.3 million, primarily related to worthless stock and bad debt deductions to be claimed in the Company’s consolidated income tax return in the United States.

The Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies to recover its operating assets. See Note 14 for additional information regarding these actions and legal remedies. As of December 31, 2007, there was a net liability of $1.7 million remaining on the Company’s balance sheet associated with its Mexican operations.

The Company’s Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS 144. The operations and cash flows of FCCM are being eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of FCCM.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating results of the Mexican operations classified as discontinued operations in the Consolidated Statement of Operations are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating Revenues	$14,621	$28,163	$34,988

Loss from discontinued operations before income taxes	(25,406)	(37,587)	(638)
Tax (benefit) provision	(11,334)	1,057	(262)

Loss from discontinued operations, net of tax	$(14,072)	$(38,644)	$(376)

For the year ended December 31, 2007, in connection with the shut down of FCCM’s rail operations, the Company recorded $5.8 million of restructuring and other related charges within loss from discontinued operations. These restructuring and other related charges consisted of $1.2 million related to early lease termination fees, $3.2 million for severance and termination benefits in accordance with SFAS No. 112 “Employers Accounting for Postemployment Benefits” (SFAS 112), and $1.4 million of other expenses directly related to the liquidation. The loss from discontinued operations in the year ended December 31, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM.

Having met the criteria outlined in SFAS 144, the assets and liabilities of FCCM and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios), were classified as discontinued operations on the Company’s Consolidated Balance Sheet as of December 31, 2007. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the Consolidated Balance Sheets are as follows (dollars in thousands):

December 31, 2007
Cash and cash equivalents	$217
Accounts receivable, net	815
Prepaid expenses and other	1,053
Property and equipment, net	128

Current assets of discontinued operations	$2,213

Accounts payable	$651
Accrued expenses	3,223
Other liabilities	45

Current liabilities of discontinued operations	$3,919

On June 8, 2007, the Company entered into an assignment agreement with International Finance Corporation (IFC) and Nederlandse Financierings—Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, (i) IFC and FMO demanded payment of, and the Company paid, approximately $7.0 million due under the guarantee agreement related to certain amended loan agreements and promissory notes of the Company’s Mexican subsidiaries (collectively, the Loan Agreements) and (ii) the Company purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, the Company recorded a $0.6 million interest charge due to the recognition of previously deferred financing fees related to the Loan Agreements during the year ended December 31, 2007.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also on June 8, 2007, the Company, IFC and Servicios entered into a put option exercise agreement pursuant to which IFC sold its 12.7% equity interest in Servicios to the Company for $1.0 million. In addition, on June 8, 2007, the Company, IFC, FMO, Servicios and FCCM entered into a release agreement whereby the parties agreed to release and waive all claims and rights held against one another that existed or arose prior to the date thereof. Neither the payment default discussed above, nor the entering into the agreements described above and the consummation of the transactions contemplated therein, resulted in a default under the Company’s outstanding debt obligations.

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all non financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities, as noted in FSP 157-2, on January 1, 2008, and it did not have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the provisions of FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115” (SFAS 159). SFAS 159 permits, but does not require, entities to choose to measure many financial instruments and certain other items at fair value. The standard provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company adopted the provisions of SFAS 159 on January 1, 2008, and it did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires that acquisition-related costs are expensed as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. The Company is currently evaluating the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests are reported as a component of equity, that net income attributable to the parent and to the non-controlling interest is separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 18, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of SFAS 160.

Australian Railroad Group

Pty Ltd

(Incorporated in Australia)

ABN 68 080 579 308

Financial Report

for the five month period ended May 31, 2006 and the years ended December 31, 2005, 2004

INDEX TO FINANCIAL STATEMENTS

Page
Australian Railroad Group Pty Ltd and Subsidiaries:
Report of Independent Registered Public Accounting Firm	F-49
Consolidated Balance Sheets as of May 31, 2006 and December 31, 2005	F-50
Consolidated Statements of Operations for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-51
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-52
Consolidated Statements of Cash Flows for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-53
Notes to the Consolidated Financial Statements	F-54

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

Investments

Investments comprise the Company’s interest in Asia Pacific Transport Consortium (APTC). The Company has a 2% investment in this privately-held consortium that owns a concession to operate the Tarcoola to Darwin rail line in South Australia and the Northern Territory. This investment totalled $5.8 million as of May 31, 2006. In March 2006, Freightlink Pty Ltd (Freightlink), the operating company for the consortium, advised the Company that it did not have sufficient cash flows to meet its current operating needs and was pursuing

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional financing. On May 3, 2006, Freightlink announced it was seeking a strategic equity partner; however, Freightlink was not successful in attaining the needed financing as of May 31, 2006. Accordingly, the Company determined during the second quarter of 2006 that the $5.8 million investment had suffered an other than temporary decline in value. Based on the Company’s assessment of the fair value of the investment as of May 31, 2006, the Company recorded a non-cash investment loss of $5.8 million ($4.1 million net of tax). See Note 11 for additional information regarding this investment.

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

7	Income Taxes

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
The prima facie tax on income before income taxes differs from the income tax provided in the financial statements as follows:
Prima facie tax at 30% on income before income taxes	$(6,526)	$8,168	$12,220
Tax effect of permanent differences:
Non-allowable items	43	80	17
Other items	(20)	44	27

Total income tax (benefit) expense	$(6,503)	$8,292	$12,264

AUSTRALIAN RAILROAD GROUP PTY LTD AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is governed by the taxation laws of the Commonwealth Government of Australia, which has a statutory tax rate of 30%.

	May 31, 2006	December 31, 2005	December 31, 2004
	$000 USD	$000 USD	$000 USD
Total income tax expense includes:
Current	$0	$11	$342
Deferred	(6,503)	8,281	11,922

	$(6,503)	$8,292	$12,264

	May31, 2006	December31, 2005
	$000 USD	$000 USD
The deferred income tax balance comprises:
Current deferred income tax assets
Materials and supplies	$—	$108
Income accruals	632	313
Expense accruals	4,215	1,718
Employee leave provisions	—	2,779

	$4,847	$4,918

Non-current deferred income tax assets
Tax vs. book values of property and equipment	50,357	51,534
Income tax losses carried forward	9,736	9,961
Unrealised losses on interest rate swaps	734	1,421
Valuation allowance	(—)	(—)

	$60,827	$62,916

Current deferred income tax liabilities:
Materials and supplies	$(1,769)	$(840)
Prepayments	—	(327)
Income accruals	—	(1,356)

	$(1,769)	$(2,523)

Non-current deferred income tax liability
Equity investment	1,259	(568)
Tax vs. book values of property and equipment	(14,808)	(21,508)

	$(13,549)	$(22,076)

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

Services to the group by Wesfarmers Ltd of $0.9 million and $1.4 million and Genesee & Wyoming Inc of $0.1 million and $0.6 million for the five months ended May 31, 2006 and the year ended December 31, 2006, respectively, are recovered at cost. At May 31, 2006 and December 31, 2005, the balance owing to Wesfarmers Ltd was $0.1 million and $0.4 million and to Genesee and Wyoming Inc $32,000 and $0.1 million, respectively.

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