Form 10-Q
period 2008-03-31
GENESEE & WYOMING INC
filed 2008-05-07
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  YES    ☐  NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒   NO

Shares of common stock outstanding as of the close of business on May 2, 2008:

Class	Number of Shares Outstanding
Class A Common Stock	31,648,018
Class B Common Stock	3,975,178

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008 and DECEMBER 31, 2007

(dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,737	$46,684
Accounts receivable, net	120,770	125,934
Materials and supplies	7,925	7,555
Prepaid expenses and other	17,767	18,147
Current assets of discontinued operations	1,534	2,213
Deferred income tax assets, net	7,487	7,495

Total current assets	194,220	208,028

PROPERTY AND EQUIPMENT, net	696,814	696,990
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,782	4,696
GOODWILL	38,959	39,352
INTANGIBLE ASSETS, net	116,215	117,106
DEFERRED INCOME TAX ASSETS, net	1,324	1,353
OTHER ASSETS, net	8,302	10,276

Total assets	$1,060,616	$1,077,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,106	$2,247
Accounts payable	107,397	128,038
Accrued expenses	36,361	37,792
Current liabilities of discontinued operations	3,056	3,919
Deferred income tax liabilities, net	116	66

Total current liabilities	149,036	172,062

LONG-TERM DEBT, less current portion	256,827	270,519
DEFERRED INCOME TAX LIABILITIES, net	95,267	93,336
DEFERRED ITEMS-grants from governmental agencies	96,822	94,651
OTHER LONG-TERM LIABILITIES	14,793	15,144
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	1,133	1,108
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 43,954,046 and 43,773,926 shares issued and 31,616,727 and 31,436,607 shares outstanding (net of 12,337,319 shares in treasury) on March 31, 2008 and December 31, 2007	440	438
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,178 shares issued and outstanding on March 31, 2008 and December 31, 2007	40	40
Additional paid-in capital	202,023	197,463
Retained earnings	417,764	407,367
Accumulated other comprehensive income	26,458	25,660
Less treasury stock, at cost	(199,987)	(199,987)

Total stockholders’ equity	446,738	430,981

Total liabilities and stockholders’ equity	$1,060,616	$1,077,801

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES	$140,681	$125,107

OPERATING EXPENSES:
Transportation	47,856	39,485
Maintenance of ways and structures	12,152	10,707
Maintenance of equipment	17,941	17,495
Diesel fuel sold to third parties	8,567	5,321
General and administrative	24,210	21,038
Net gain on sale of assets	(550)	(31)
Depreciation and amortization	9,199	7,706

Total operating expenses	119,375	101,721

INCOME FROM OPERATIONS	21,306	23,386

Interest income	585	3,353
Interest expense	(3,909)	(3,495)
Minority interest	(25)	—
Other income (expense), net	98	(83)

Income from continuing operations before income taxes	18,055	23,161
Provision for income taxes	6,819	7,078

Income from continuing operations	11,236	16,083
Loss from discontinued operations, net of tax	(839)	(1,763)

Net income	$10,397	$14,320

Basic earnings per common share from continuing operations	$0.36	$0.43
Basic loss per common share from discontinued operations	(0.03)	(0.05)

Basic earnings per common share	$0.33	$0.38

Weighted average shares - Basic	31,498	37,270

Diluted earnings per common share from continuing operations	$0.31	$0.38
Diluted loss per common share from discontinued operations	(0.02)	(0.04)

Diluted earnings per common share	$0.29	$0.34

Weighted average shares - Diluted	36,033	41,861

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,397	$14,320
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	839	1,763
Depreciation and amortization	9,199	7,706
Compensation cost related to equity awards	1,338	1,206
Excess tax benefit from share-based compensation	(845)	(420)
Deferred income taxes	2,826	2,752
Net gain on sale of assets	(550)	(31)
Minority interest	25	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(2,994)	4,659
Materials and supplies	(268)	(488)
Prepaid expenses and other	594	(958)
Accounts payable and accrued expenses	(12,716)	781
Other assets and liabilities, net	256	599

Net cash provided by operating activities from continuing operations	8,101	31,889
Net cash used in operating activities from discontinued operations	(776)	(1,699)

Net cash provided by operating activities	7,325	30,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,664)	(6,710)
Grant proceeds from government agencies	10,360	4,084
Cash paid for acquisitions, net of cash acquired	(3,613)	—
Insurance proceeds for the replacement of assets	—	1,422
Proceeds from disposition of property and equipment	1,897	33

Net cash used in investing activities from continuing operations	(7,020)	(1,171)
Net cash used in investing activities from discontinued operations	—	(214)

Net cash used in investing activities	(7,020)	(1,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(30,058)	(458)
Proceeds from issuance of long-term debt	17,500	—
Net proceeds from employee stock purchases	2,353	1,552
Treasury stock purchases	—	(37,370)
Excess tax benefit from share-based compensation	845	420

Net cash used in financing activities from continuing operations	(9,360)	(35,856)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,067	2,691

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	41	—

DECREASE IN CASH AND CASH EQUIVALENTS	(7,947)	(4,360)
CASH AND CASH EQUIVALENTS, beginning of period	46,684	240,206

CASH AND CASH EQUIVALENTS, end of period	$38,737	$235,846

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2008 and 2007, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2007 was derived from the audited financial statements in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2008 presentation.

2. CHANGES IN OPERATIONS:

United States

Maryland Midland Railway, Inc.: On December 31, 2007, the Company acquired 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $19.4 million (net of $7.5 million cash received). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash received), property and equipment ($46.6 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities assumed ($17.5 million) and minority interest ($0.8 million). The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to the Company for $4.4 million at its discretion at any time over the next five years. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX Corporation (CSX).

Mexico

During the third quarter of 2007, the Company’s Mexican subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), ceased its operations and initiated formal liquidation proceedings. Results from the Company’s Mexican operations for the three months ended March 31, 2008 and 2007, are now included in results from discontinued operations. See Note 8 for additional information regarding the Company’s discontinued operations.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to one-time freight moves, hurricanes, droughts, heavy snowfall, freezing and flooding, customer plant expansions and shut-downs, sales of land and equipment and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed and entered into a number of transactions recently which have changed and will change its results of operations. Because of variations in the structure, timing and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions in the countries in which the railroads operate, including paper products in Canada and lumber and forest products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australia grain).

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Numerator:
Income from continuing operations	$11,236	$16,083
Loss from discontinued operations, net of tax	(839)	(1,763)

Net income	$10,397	$14,320

Denominators:
Weighted average Class A common shares outstanding - Basic	31,498	37,270
Weighted average Class B common shares outstanding	3,975	3,975
Dilutive effect of employee stock grants	560	616

Weighted average shares - Dilutive	36,033	41,861

Earnings per common share:
Basic:
Earnings per common share from continuing operations	$0.36	$0.43
Loss per common share from discontinued operations	(0.03)	(0.05)

Earnings per common share	$0.33	$0.38

Diluted:
Earnings per common share from continuing operations	$0.31	$0.38
Loss per common share from discontinued operations	(0.02)	(0.04)

Earnings per common share	$0.29	$0.34

For the three months ended March 31, 2008 and 2007, a total of 1,162,051 and 725,058 shares, respectively, of common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Stock Repurchase

During the three months ended March 31, 2007, the Company repurchased 1,477,100 shares of the Company’s Class A common stock under a repurchase plan previously authorized by its Board of Directors. These shares were repurchased at an average cost of $25.34 per share. As of December 31, 2007, the Company had fully exhausted all of its existing authorizations to repurchase shares.

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007
Accounts Receivable - Trade	$117,307	$116,671
Accounts Receivable - Government Grants	5,944	11,320

Total Accounts Receivable	123,251	127,991
Less: Allowance for doubtful accounts	(2,481)	(2,057)

Accounts receivable, net	$120,770	$125,934

5. INCOME TAXES:

The Company’s effective income tax rate in the three months ended March 31, 2008, was 37.8% compared with 30.6% in the three months ended March 31, 2007. The increase in 2008 was primarily attributable to the expiration of the United States railroad track maintenance credit on December 31, 2007.

6. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

As previously disclosed, on June 25, 2007, FCCM formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. The District Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. However, it is possible that an unfavorable ruling in any of these claims could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs. As of March 31, 2008, there was a net liability of $1.5 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), the Company’s subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, the Company’s total claims against CSX and KCS under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On March 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. CSX alleges it has suffered damages in an amount exceeding $3.0 million, but yet to be finally determined.

The Company plans to vigorously defend itself against CSX’s claims, which it believes to be without merit, and will pursue insurance recovery as appropriate. Although the Company believes it is entitled to payment for its claims, and that it has meritorious defenses against CSX’s claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Sheperdsville, Kentucky Litigation

As previously disclosed, on January 16, 2007, CSX’s freight train Q502-15 derailed in Sheperdsville, Kentucky. The derailment involved approximately 13 railcars carrying a variety of chemicals. As a consequence of this derailment, the Company was named as a defendant in two personal injury lawsuits and one class action lawsuit. On January 15, 2008, Mr. John Goodwin filed an action against General Electric Capital Services, Inc. (GECS), General Electric Rail Service Corp. (GERS) and Genesee & Wyoming Inc. (GWI), and on January 16, 2008, Mr. Bobby Stearns and Ms. Betty Lou Stearns filed an action against GECS, General Electric Railcar Services Corp. (GE Rail, collectively with GECS and GERS, GE) and GWI. On January 16, 2008, Roberta Green, individually and on behalf of a class of similarly situated persons, filed a class action lawsuit against GECS, GE Rail and GWI. All actions are pending in the United States District Court for the Western District of Kentucky at Louisville. The plaintiffs in these lawsuits allege that the derailment was caused by one or more defective components on a railcar owned by GE, which railcar bears the railroad operating marks of one of our subsidiaries. The complaints allege causes of action against GWI for (i) nuisance; (ii) trespass; and (iii) negligence (with respect to transportation/operations and duty to warn); and seek compensatory and punitive damages. On March 31, 2008, GE Rail agreed to indemnify and defend the Company with respect to these actions. On April 11, 2008, following consent of the plaintiffs, the Court entered orders dismissing with prejudice the claims against GWI in the Green and Stearns actions. Only the Goodwin action remains outstanding. The Company plans to vigorously defend itself against the claims made in the Goodwin action, which it believes to be without merit and will pursue indemnification from GE Rail as appropriate.

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

7. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Net Income	$10,397	$14,320
Other comprehensive income, net of tax:
Foreign currency translation adjustments	753	1,821
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $8	—	18
Changes in pension and other postretirement benefits, net of tax provision of $24 and $53, respectively	45	98

Comprehensive income	$11,195	$16,257

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income
Balances, December 31, 2007	$25,741	$(81)	$25,660
Current period change	753	45	798

Balances, March 31, 2008	$26,494	$(36)	$26,458

The change in the foreign currency translation adjustment for the three months ended March 31, 2008, relates primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.

8. DISCONTINUED OPERATIONS:

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

The Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies to recover its operating assets. See Note 6 for additional information regarding these actions and legal remedies. As of March 31, 2008, there was a net liability of $1.5 million remaining on the Company’s balance sheet associated with its Mexican operations.

The Company’s Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The operations and cash flows of FCCM are being eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of FCCM.

The results of the Mexican operations classified as discontinued operations in the consolidated statement of operations for the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating Revenues	$—	$5,720

Loss from discontinued operations before income taxes	(851)	(1,635)
Tax (benefit) provision	(12)	128

Loss from discontinued operations, net of tax	$(839)	$(1,763)

The loss from discontinued operations for the three months ended March 31, 2008, included $0.4 million of charges directly related to liquidation. Since the decision was made to cease FCCM’s operations in June 2007, the Company has recorded $6.2 million of restructuring charges in connection with the shut down of FCCM’s rail operations. These charges consisted of $3.2 million for severance and termination benefits, $1.2 million related to early lease termination fees and $1.8 million of expenses directly related to the liquidation.

Having met the criteria outlined in SFAS 144, the assets and liabilities of FCCM and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios), were classified as discontinued operations in the Company’s consolidated balance sheet as of March 31, 2008 and December 31, 2007. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the consolidated balance sheets were as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$176	$217
Accounts receivable, net	154	815
Prepaid expenses and other	1,074	1,053
Property and equipment, net	130	128

Current assets of discontinued operations	$1,534	$2,213

Accounts payable	$314	$651
Accrued expenses	2,697	3,223
Other liabilities	45	45

Current liabilities of discontinued operations	$3,056	$3,919

9. RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted SFAS 157 on January 1, 2008, and it did not have a material impact on its consolidated financial statements. However, the Company has not applied the provisions of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations. The Company will apply the provisions of the standard to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer, establishes the acquisition date and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires acquisition-related costs to be expensed as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. The Company is currently evaluating the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests are reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest is separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of SFAS 160.

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The Company is currently evaluating the provisions of SFAS 161.

10. SUBSEQUENT EVENTS:

On April 15, 2008, the Company announced that it acquired Rotterdam Rail Feeding (RRF) for cash consideration of approximately $21.4 million, with contingent consideration of up to €1.5 million, which represents approximately $2.4 million at the current exchange rate, payable over the next three years. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned infrastructure operators. RRF’s operations include 12 locomotives and 35 employees.

On April 21, 2008, the Company completed the previously disclosed purchase of a 12.5 mile of previously leased rail line from Norfolk Southern Corp. (NS) for $3.6 million, of which, $2.2 million is expected to be funded by the Commonwealth of Virginia. The 12.5 mile rail line runs through Portsmouth, Chesapeake, and Suffolk, VA. The Company’s subsidiary, the Commonwealth Railway (CWRY), will own and continue to operate the line.

On April 29, 2008, the Company announced that it had signed an agreement to acquire CAGY Industries, Inc. (CAGY) for approximately $78.4 million in cash. The final purchase price will be adjusted for working capital at the time of closing. In addition, the Company has agreed to pay contingent consideration of up to $18.6 million upon satisfaction of certain conditions over the next two years. The acquisition is subject to customary closing conditions, including the expiration of the 30-day notice period required by the Surface Transportation Board for the Company to obtain authority to control CAGY. The Company expects to close the acquisition and commence operations on June 1, 2008. Founded in 1975 and headquartered in Columbus, Mississippi, CAGY is the parent company of three short-line railroads, Columbus & Greenville Railway (C&G), Chattooga & Chickamauga Railway (CCKY) and Luxapalila Valley Railroad (LXVR). CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, own and lease more than 280 miles of track.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2007 Annual Report on Form 10-K.

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, those noted in our 2007 Annual Report on Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Including the acquisition of Rotterdam Rail Feeding (RRF) in April 2008, we own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia and the Netherlands and own a minority interest in a railroad in Bolivia. Operations currently include 48 railroads organized in eight regions, with more than 5,700 miles of owned and leased track and approximately 3,000 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income in the three months ended March 31, 2008, was $10.4 million, compared with net income of $14.3 million in the three months ended March 31, 2007. Our diluted earnings per share (EPS) in the three months ended March 31, 2008, were $0.29 with 36.0 million weighted average shares outstanding, compared with diluted EPS of $0.34 with 41.9 million weighted average shares outstanding in the three months ended March 31, 2007.

Income from continuing operations in the three months ended March 31, 2008, was $11.2 million, compared with income from continuing operations of $16.1 million in the three months ended March 31, 2007. Our diluted EPS from continuing operations in the three months ended March 31, 2008, was $0.31 with 36.0 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.38 with 41.9 million weighted average shares outstanding in the three months ended March 31, 2007. Income from continuing operations in the three months ended March 31, 2008, was negatively impacted by severe winter weather in Canada and Illinois. In Canada, as a result of record snowfalls, shipments declined due to periodic shutdowns of one of our railroads and weather-related service issues on connecting Class I carriers. In addition, operating costs in Canada were negatively impacted by high overtime from train crews, high snow removal costs from yards and mainline track, and high diesel fuel consumption. In Illinois, the freezing and subsequent flooding of the Illinois River resulted in reduced transloading of coal from rail to barge. We expect to recover a portion of the Illinois coal traffic in the second quarter of 2008.

When we discuss same railroad revenues, we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Operating revenues in the three months ended March 31, 2008, were $140.7 million, compared with $125.1 million in the three months ended March 31, 2007. The increase in our quarter-over-quarter revenues was due to an increase of $13.4 million, or 10.7%, in same railroad revenues and $2.2 million from new operations, the Maryland Midland Railway, Inc. (Maryland Midland).

Same railroad freight revenues increased $2.4 million, or 2.9%, in the three months ended March 31, 2008, compared with the three months ended March 31, 2007, primarily due to an increase in average freight revenues per carload of 15.0%, partially offset by a 10.5% decrease in carloads. Same railroad non-freight revenues increased $11.0 million, or 26.5%, in the three months ended March 31, 2008, compared with the three months ended March 31, 2007, primarily due to stronger iron ore shipments, third-party fuel sales, crewing and equipment rentals in Australia, as well as higher revenues at our port railroads.

Our operating income in the three months ended March 31, 2008, was $21.3 million, compared with $23.4 million in the three months ended March 31, 2007. The operating ratio was 84.9% in the three months ended March 31, 2008, compared with an operating ratio of 81.3% in the three months ended March 31, 2007. The higher operating ratio was primarily due to the severe weather conditions in Canada and Illinois.

During the three months ended March 31, 2008, we experienced a $7.9 million net decrease in cash and cash equivalents. We generated $8.1 million in cash from operating activities from continuing operations, which included the use of $15.1 million in working capital. The primary driver of this use of working capital was a decrease in accounts payable of $12.7 million. We purchased $15.7 million of property and equipment, received $2.3 million from government grants for capital spending completed in 2008 and $8.1 million in cash from government grants for capital spending completed in prior years. We received $1.9 million in cash proceeds from the disposition of property and equipment.

Discontinued Operations

During the third quarter of 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM). The Secretaria de Comunicaciones y Transportes (SCT) has contested our resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. We believe the SCT’s actions were unlawful and we are pursuing appropriate legal remedies to recover FCCM’s operating assets.

Loss from discontinued operations, net of tax, was $0.8 million in the three months ended March 31, 2008, compared with a loss from discontinued operations, net of tax, of $1.8 million in the three months ended March 31, 2007. The loss from discontinued operations reduced diluted EPS by $0.02 in the three months ended March 31, 2008, compared with a $0.04 negative impact on diluted EPS in the three months ended March 31, 2007. The loss from discontinued operations in the three months ended March 31, 2008, resulted from the continued wind-down of our Mexican operations.

Changes in Operations

United States

Maryland Midland Railway, Inc.: On December 31, 2007, we acquired 87.4% of Maryland Midland for cash consideration of approximately $19.4 million (net of $7.5 million cash received). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash received), property and equipment ($46.6 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities assumed ($17.5 million) and minority interest ($0.8 million). The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to us for $4.4 million at its discretion at any time over the next five years. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX Corporation (CSX).

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, you should consider, in addition to the acquisition discussed above, that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, hurricanes, droughts, heavy snowfall, freezing and flooding, customer plant expansions and shut-downs, sales of land and equipment and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed and entered into a number of transactions recently which have changed and will change our results of operations. Because of variations in the structure, timing and size of these transactions, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our railroads have commodity shipments which are sensitive to general economic conditions in the countries in which we operate, including paper products in Canada and lumber and forest products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain).

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Operating Revenues

Overview

Operating revenues were $140.7 million in the three months ended March 31, 2008, compared with $125.1 million in the three months ended March 31, 2007, an increase of $15.6 million, or 12.4%. The $15.6 million increase in operating revenues consisted of a $13.4 million, or 10.7%, increase in revenues from existing operations and $2.2 million in revenues from new operations. The $13.4 million increase in revenues from existing operations included increases of $11.0 million in non-freight revenues and $2.4 million in freight revenues. The appreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in a $4.9 million increase in operating revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The following table breaks down our operating revenues into new operations and existing operations for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$87,728	$1,548	$86,180	$83,754	$3,974	4.7%	$2,426	2.9%
Non-freight revenues	52,953	643	52,310	41,353	11,600	28.1%	10,957	26.5%

Total operating revenues	$140,681	$2,191	$138,490	$125,107	$15,574	12.4%	$13,383	10.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2008 and 2007 (in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended March 31, 2008 and 2007

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total	2008	2007
Pulp & Paper	$18,013	20.5%	$17,473	20.9%	29,926	15.8%	31,992	15.3%	$602	$546
Coal, Coke & Ores	16,746	19.1%	15,863	19.0%	45,480	24.0%	49,090	23.6%	368	323
Farm & Food Products	10,887	12.4%	9,910	11.8%	17,932	9.5%	22,162	10.6%	607	447
Metals	9,519	10.9%	8,923	10.7%	19,127	10.1%	19,685	9.4%	498	453
Minerals and Stone	9,214	10.5%	6,769	8.1%	31,653	16.7%	27,280	13.1%	291	248
Lumber & Forest Products	7,972	9.1%	8,705	10.4%	18,137	9.6%	20,732	10.0%	440	420
Chemicals-Plastics	7,423	8.5%	6,472	7.7%	11,377	6.0%	11,254	5.4%	652	575
Petroleum Products	5,007	5.7%	4,384	5.2%	7,451	3.9%	6,935	3.3%	672	632
Autos & Auto Parts	1,755	2.0%	1,682	2.0%	3,345	1.8%	3,510	1.7%	525	479
Intermodal	124	0.1%	282	0.3%	259	0.1%	537	0.3%	478	525
Other	1,068	1.2%	3,291	3.9%	4,740	2.5%	15,296	7.3%	225	215

Total freight revenues	$87,728	100.0%	$83,754	100.0%	189,427	100.0%	208,473	100.0%	463	402

Total carloads decreased by 19,046 carloads, or 9.1%, in the three months ended March 31, 2008 as compared with the same period in 2007. The decrease consisted of a decrease of 21,596 carloads, or 10.5%, from existing operations, partially offset by 2,910 carloads from new operations.

The overall average revenues per carload increased 15.3% to $463, in the three months ended March 31, 2008 as compared with the same period in 2007. Average freight revenues per carload from existing operations increased 15.0% to $462. The average freight revenues per carload in the three months ended March 31, 2008, benefited 4.0% from the appreciation of the Australian dollar and Canadian dollar relative to the United States dollar.

The following table sets forth freight revenues by new operations and existing operations for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Freight Revenues by Commodity Group From Existing and New Operations

Three Months Ended March 31, 2008 and 2007

	2008			2007	2008-2007 Variance Information
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$18,013	$3	$18,010	$17,473	$540	3.1%	$537	3.1%
Coal, Coke & Ores	16,746	—	16,746	15,863	883	5.6%	883	5.6%
Farm & Food Products	10,887	19	10,868	9,910	977	9.9%	958	9.7%
Metals	9,519	—	9,519	8,923	596	6.7%	596	6.7%
Minerals and Stone	9,214	1,397	7,817	6,769	2,445	36.1%	1,048	15.5%
Lumber & Forest Products	7,972	68	7,904	8,705	(733)	-8.4%	(801)	-9.2%
Chemicals-Plastics	7,423	40	7,383	6,472	951	14.7%	911	14.1%
Petroleum Products	5,007	21	4,986	4,384	623	14.2%	602	13.7%
Autos & Auto Parts	1,755	—	1,755	1,682	73	4.3%	73	4.3%
Intermodal	124	—	124	282	(158)	-56.0%	(158)	-56.0%
Other	1,068	—	1,068	3,291	(2,223)	-67.5%	(2,223)	-67.5%

Total freight revenues	$87,728	$1,548	$86,180	$83,754	$3,974	4.7%	$2,426	2.9%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues increased by $0.5 million, or 3.1%. The increase consisted of $1.8 million due to a 10.2% increase in average revenues per carload, partially offset by $1.2 million due to a carload decrease of 2,071, or 6.5%. The carload decrease was primarily due to decreased demand resulting in production cutbacks at customer locations, including the June 2007 closing of a paper mill served by us, and our customers using other modes of transportation due to pricing competition.

Coal, coke and ores revenues increased by $0.9 million, or 5.6%. The increase consisted of $2.2 million due to a 13.9% increase in average revenues per carload, partially offset by $1.3 million due to a carload decrease of 3,610, or 7.4%. The carload decrease was primarily due to the shutdown of a coal mine in Utah and a decrease in traffic due to the severe winter weather in Illinois and a decrease in inventory stockpiles at one of our customers.

Farm and food products revenues increased by $1.0 million, or 9.7%. The increase consisted of $3.6 million due to a 35.9% increase in average revenues per carload, partially offset by $2.6 million due to a carload decrease of 4,277, or 19.3%. The carload decrease was primarily due to reduced wheat and barley shipments caused by the severe winter weather in Canada and the 2007 Australian drought, as well as a decrease in traffic to an ethanol plant served by us due to increased competition from alternate transportation modes.

Minerals and stone revenues increased by $1.0 million, or 15.5%. The increase consisted of $0.6 million due to an 8.6% increase in average revenues per carload and $0.5 million due to a carload increase of 1,732, or 6.3%. The carload increase was primarily due to increased shipments of rock salt in the Northeastern United States due to icy winter conditions and increased gypsum shipments in Australia.

Lumber and forest products revenues decreased by $0.8 million, or 9.2%. The decrease consisted of $1.2 million due to a carload decrease of 2,716, or 13.1%, partially offset by $0.4 million due to a 4.5% increase in average revenues per carload. The carload decrease was primarily due to weaker product demand attributable to a decline in the housing market in the United States.

Chemicals and plastics revenues increased by $0.9 million, or 14.1%. The increase was primarily due to a 13.6% increase in average revenues per carload.

Other revenues decreased by $2.2 million, or 67.5%. The decrease consisted of $2.4 million due to a carload decrease of 10,557, or 69.0%, partially offset by $0.2 million due to a 4.8% increase in average revenues per carload. The carload decrease was primarily the result of the discontinuation of haulage traffic on one of our rail lines in September 2007.

All remaining commodities combined increased by a net $1.1 million, or 7.3%.

Non-Freight Revenues

Non-freight revenues were $53.0 million in the three months ended March 31, 2008, compared with $41.4 million in the three months ended March 31, 2007, an increase of $11.6 million, or 28.1%. The $11.6 million increase in non-freight revenues consisted of an increase of $11.0 million in non-freight revenues from existing operations and $0.6 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues Comparison

Three Months Ended March 31, 2008 and 2007

	2008	% of Total	2007	% of Total
Railcar switching	$21,108	39.9%	$17,385	42.0%
Car hire and rental income	7,156	13.5%	6,172	14.9%
Fuel sales to third parties	9,094	17.2%	5,615	13.6%
Demurrage and storage	4,669	8.8%	4,002	9.7%
Car repair services	1,887	3.6%	1,447	3.5%
Other operating income	9,039	17.0%	6,732	16.3%

Total non-freight revenues	$52,953	100.0%	$41,353	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues by New Operations and Existing Operations

Three Months Ended March 31, 2008 and 2007

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$21,108	$—	$21,108	$17,385	$3,723	21.4%	$3,723	21.4%
Car hire and rental income	7,156	544	6,612	6,172	984	15.9%	440	7.1%
Fuel sales to third parties	9,094	—	9,094	5,615	3,479	62.0%	3,479	62.0%
Demurrage and storage	4,669	25	4,644	4,002	667	16.7%	642	16.0%
Car repair services	1,887	37	1,850	1,447	440	30.4%	403	27.9%
Other operating income	9,039	37	9,002	6,732	2,307	34.3%	2,270	33.7%

Total non-freight revenues	$52,953	$643	$52,310	$41,353	$11,600	28.1%	$10,957	26.5%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $3.7 million, or 21.4%, of which $2.1 million was due to an increase from industrial switching due to expanded iron ore services in Australia and new industrial switching contracts in the United States, and $1.7 million was due to an increase in port switching revenues principally as the result of increased grain exports.

Fuel sales to third parties increased $3.5 million, or 62.0%, primarily due to a $2.2 million increase resulting from a 38.7% increase in revenue per gallon and a $1.3 million increase resulting from a 16.8% increase in gallons sold.

Other operating income increased $2.3 million, or 33.7%, primarily due to a $1.6 million increase from crewing in Australia and a $1.2 million increase from equipment leasing in Australia.

All other non-freight revenues increased $1.5 million, or 12.8%.

Operating Expenses

Overview

Operating expenses were $119.4 million in the three months ended March 31, 2008, compared with $101.7 million in the three months ended March 31, 2007, an increase of $17.7 million, or 17.4%. The increase was attributable to an increase of $16.0 million from existing operations and $1.7 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 84.9% in the three months ended March 31, 2008, from 81.3% in the three months ended March 31, 2007. The higher operating ratio was primarily due to the impact of severe weather conditions in Canada and Illinois.

The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2008 and 2007 (dollars in thousands):

Operating Expense Comparison

Three Months Ended March 31, 2008 and 2007

	2008		2007
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$46,117	32.8%	$40,964	32.6%
Equipment rents	8,381	6.0%	9,358	7.5%
Purchased services	10,837	7.7%	9,291	7.4%
Depreciation and amortization	9,199	6.5%	7,706	6.2%
Diesel fuel	15,785	11.2%	10,448	8.4%
Diesel fuel sold to third parties	8,567	6.1%	5,321	4.3%
Casualties and insurance	4,234	3.0%	4,471	3.6%
Materials	6,105	4.4%	5,074	4.1%
Net gain on sale of assets	(550)	-0.4%	(31)	0.0%
Other expenses	10,700	7.6%	9,119	7.2%

Total operating expenses	$119,375	84.9%	$101,721	81.3%

Labor and benefits expense was $46.1 million in the three months ended March 31, 2008, compared with $41.0 million in the three months ended March 31, 2007, an increase of $5.2 million, or 12.6%. The increase was attributable to an increase of $4.6 million from existing operations and $0.6 million from new operations. The increase from existing operations consisted primarily of an increase of $3.1 million attributable to annual wage increases and an increase of approximately 75 employees. The increase in employees was primarily due to new crewing and switching contracts in Australia and new switching contracts in the United States. In addition, labor and benefits increased $1.6 million due to the strengthening of the Australian dollar and Canadian dollar relative to the United States dollar.

Equipment rents were $8.4 million in the three months ended March 31, 2008, compared with $9.4 million in the three months ended March 31, 2007, a decrease of $1.0 million, or 10.4%. The decrease was attributable to a decrease of $1.4 million from existing operations, partially offset by $0.4 million from new operations. The decrease from existing operations was due to the Company’s purchase of rail cars previously leased and the expiration of two freight car leases.

Purchased services expense was $10.8 million in the three months ended March 31, 2008, compared with $9.3 million in the three months ended March 31, 2007, an increase of $1.5 million, or 16.6%. The increase was attributable to existing operations, primarily due to equipment maintenance in Australia and an increase in the use of contract drivers used in our drayage business.

Depreciation and amortization expense was $9.2 million in the three months ended March 31, 2008, compared with $7.7 million in the three months ended March 31, 2007, an increase of $1.5 million, or 19.4%. The increase was attributable to an increase of $1.2 million in existing operations and $0.3 million from new operations. The increase in existing operations was primarily attributable to capital expenditures in 2008 and 2007.

Diesel fuel expense was $15.8 million in the three months ended March 31, 2008, compared with $10.4 million in the three months ended March 31, 2007, an increase of $5.3 million, or 51.1%. The increase was attributable to an increase of $5.2 million from existing operations and $0.2 million from new operations. The increase from existing operations was due to a $5.7 million increase resulting from a 54.9% increase in fuel cost per gallon, partially offset by $0.6 million due to a decrease of 3.5% in diesel fuel consumption.

Diesel fuel sold to third parties was $8.6 million in the three months ended March 31, 2008, compared with $5.3 million in the three months ended March 31, 2007, an increase of $3.2 million, or 61.0%. Of this increase, $2.0 million resulted from a 37.8% increase in diesel fuel cost per gallon and $1.2 million resulted from an increase of 16.8% in diesel fuel gallons sold.

Materials expense was $6.1 million in the three months ended March 31, 2008, compared with $5.1 million in the three months ended March 31, 2007, an increase of $1.0 million, or 20.3%. The increase was attributable to existing operations, primarily due to increased track maintenance in the United States.

Other expenses were $10.7 million in the three months ended March 31, 2008, compared with $9.1 million in the three months ended March 31, 2007, an increase of $1.6 million, or 17.3%. The increase was attributable to an increase of $1.3 million from existing operations and $0.3 million from new operations. The increase in existing operations was primarily due to acquisition-related expenses and a legal settlement associated with a liability claim from the late 1990s.

Other Income (Expense) Items

Interest Income

Interest income was $0.6 million in the three months ended March 31, 2008, compared with $3.4 million in the three months ended March 31, 2007, a decrease of $2.8 million. The decrease in interest income was driven by a reduction in our cash balances in 2007 primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the sale of the Western Australia operations and certain other assets of Australian Railroad Group Pty Ltd (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale). In addition, cash balances were lower in the three months ended March 31, 2008 due to both a $175.3 million share repurchase program that was completed in October 2007 and the Maryland Midland acquisition.

Interest Expense

Interest expense was $3.9 million in the three months ended March 31, 2008, compared with $3.5 million in the three months ended March 31, 2007, an increase of $0.4 million or 11.8%, primarily due to the increase in debt resulting from the purchase of Maryland Midland and the share repurchase program.

Other Income (Expense), Net

Other income (expense), net in the three months ended March 31, 2008, was income of $0.1 million compared with expense of $0.1 million in the three months ended March 31, 2007.

Provision for Income Taxes

Our effective income tax rate in the three months ended March 31, 2008, was 37.8% compared with 30.6% in the three months ended March 31, 2007. The increase in 2008 was primarily attributable to the expiration of the United States railroad track maintenance credit on December 31, 2007.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the three months ended March 31, 2008, was $11.2 million, compared with income from continuing operations of $16.1 million in the three months ended March 31, 2007. Our diluted EPS from continuing operations in the three months ended March 31, 2008, were $0.31 with 36.0 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.38 with 41.9 million weighted average shares outstanding in the three months ended March 31, 2007. Diluted EPS from continuing operations for the three months ended March 31, 2008, included negative effects on operating income from the severe weather conditions in Canada and Illinois, decreased interest income from our reduced cash balances, as well as a higher tax rate resulting primarily from the expiration of the United States railroad track maintenance credit. Basic EPS from continuing operations were $0.36 with 31.5 million weighted average shares outstanding in the three months ended March 31, 2008, compared with basic EPS from continuing operations of $0.43 with 37.3 million weighted average shares outstanding in the three months ended March 31, 2007.

Results from Discontinued Operations

Loss from discontinued operations in the three months ended March 31, 2008, was $0.8 million, compared with a loss from discontinued operations of $1.8 million in the three months ended March 31, 2007. Our diluted loss per share from discontinued operations in the three months ended March 31, 2008, were $0.02 with 36.0 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.04 with 41.9 million weighted average shares outstanding in the three months ended March 31, 2007. Basic loss per share from discontinued operations was $0.03 with 31.5 million weighted average shares outstanding in the three months ended March 31, 2008, compared with basic loss per share from discontinued operations of $0.05 with 37.3 million weighted average shares outstanding in the three months ended March 31, 2007.

The loss from discontinued operations for the three months ended March 31, 2008, included $0.4 million of charges directly related to the liquidation. Since the decision was made to cease FCCM’s operations in June 2007, we have recorded $6.2 million of restructuring charges in connection with the shut down of FCCM’s rail operations. These charges consisted of $3.2 million for severance and termination benefits, $1.2 million related to early lease termination fees and $1.8 million of expenses directly related to the liquidation.

Liquidity and Capital Resources

During the three months ended March 31, 2008 and 2007, we generated $8.1 million and $31.9 million, respectively, of cash from continuing operations. The decrease in the first quarter of 2008 as compared with the first quarter of 2007 was primarily due to the following items: a decrease in net income of $3.9 million and a $19.7 million net change in working capital, partially offset by an increase in depreciation and amortization of $1.5 million. The primary driver of this use of working capital was a decrease in accounts payable of $12.7 million.

During the three months ended March 31, 2008 and 2007, our cash flows used in investing activities from continuing operations were $7.0 million and $1.2 million, respectively. For the three months ended March 31, 2008, primary drivers of cash used in investing activities were $15.7 million of cash used for capital expenditures and $3.6 million in cash paid for the MMID working capital adjustment, partially offset by $2.3 million in cash received from government grants for capital spending completed in 2008, $8.1 million in cash received from government grants for capital spending completed in prior years and $1.9 million in cash proceeds from the disposition of property and equipment. For the three months ended March 31, 2007, primary drivers of cash used in investing activities were $6.7 million of capital expenditures, partially offset by $1.0 million received from government grants for capital spending in 2007 and $4.5 million received from government grants and insurance proceeds for capital spending completed in 2006.

During the three months ended March 31, 2008 and 2007, our cash flows used in financing activities from continuing operations were $9.4 million and $35.9 million, respectively. For the three months ended March 31, 2008, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $12.6 million, partially offset by net proceeds of $2.4 million for stock purchases by employees and $0.8 million from the excess income tax benefit from share-based payment arrangements. For the three months ended March 31, 2007, primary drivers of cash used in financing activities from continuing operations were treasury stock repurchases of $37.4 million and a net decrease in outstanding debt of $0.5 million, partially offset by net proceeds of $1.6 million for stock purchases by employees and $0.4 million from the excess income tax benefit from share-based payment arrangements.

At March 31, 2008, we had long-term debt, including current portion, totaling $258.9 million, which comprised 36.7% of our total capitalization. At December 31, 2007 we had long-term debt, including current portion, totaling $272.8 million, which comprised 38.8% of our total capitalization.

2008 Budgeted Capital Expenditures

We have budgeted $61.0 million, net of government grants, in capital expenditures in 2008, which consist of track and equipment improvements of $48.0 million, business expansion projects of $12.0 million and equipment lease buyouts of $1.0 million. As of March 31, 2008, we have incurred $7.2 million and received $2.3 million under related government grants of the $61.0 million of budgeted capital expenditures for 2008. We have also paid $8.5 million related to capital expenditures accrued in 2007 and received $8.1 million from government grants related to our capital expenditures from prior years. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

United States Credit Facilities

As of March 31, 2008, our $225.0 million revolving loan, which matures in 2010, consisted of $43.0 million in outstanding debt, letter of credit guarantees of $0.1 million and $181.9 million of unused borrowing capacity. The $181.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of March 31, 2008. See Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, for additional information regarding our credit facilities.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects on revenues for average foreign currency exchange rates in effect during the three months ended March 31, 2008, versus the three months ended March 31, 2007, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar in the three months ended March 31, 2008. However, since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. The following table sets forth the estimated impact of foreign currency translation on reported operating revenues (dollars in thousands):

	Three Months Ended March 31, 2008
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$96,362	$—	$96,362
Australia Operating Revenues	29,059	(2,654)	26,405
Canada Operating Revenues	15,260	(2,210)	13,050

Total Operating Revenues	$140,681	$(4,864)	$135,817

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. There were no material changes in our off-balance sheet arrangements in the three months ended March 31, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We adopted SFAS 157 on January 1, 2008, and it did not have a material impact on our consolidated financial statements. However, we have not applied the provisions of the standard to our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations. We will apply the provisions of the standard to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer, establishes the acquisition date and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires acquisition-related costs to be expensed as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. We are currently evaluating the provisions of SFAS 141R.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. We are currently evaluating the provisions of SFAS 160.

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. We are currently evaluating the provisions of SFAS 161.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting — During the three months ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

As previously disclosed, on June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. The District Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. However, it is possible that an unfavorable ruling in any of these claims could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs. As of March 31, 2008, there was a net liability of $1.5 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), our subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, our total claims against CSX and KCS under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On March 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. CSX alleges it has suffered damages in an amount exceeding $3.0 million, but yet to be finally determined. We plan to vigorously defend ourself against CSX’s claims, which we believe to be without merit, and will pursue insurance recovery as appropriate. Although we believe we are entitled to payment for its claims, and that we have meritorious defenses against CSX’s claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Sheperdsville, Kentucky Litigation

As previously disclosed, on January 16, 2007, CSX’s freight train Q502-15 derailed in Sheperdsville, Kentucky. The derailment involved approximately 13 railcars carrying a variety of chemicals. As a consequence of this derailment, we were named as a defendant in two personal injury lawsuits and one class action lawsuit. On January 15, 2008, Mr. John Goodwin filed an action against General Electric Capital Services, Inc. (GECS), General Electric Rail Service Corp. (GERS) and Genesee & Wyoming Inc. (GWI), and on January 16, 2008, Mr. Bobby Stearns and Ms. Betty Lou Stearns filed an action against GECS, General Electric Railcar Services Corp. (GE Rail, collectively with GECS and GERS, GE) and GWI. On January 16, 2008, Roberta Green, individually and on behalf of a class of similarly situated persons, filed a class action lawsuit against GECS, GE Rail and GWI. All actions are pending in the United States District Court for the Western District of Kentucky at Louisville. The plaintiffs in these lawsuits allege that the derailment was caused by one or more defective components on a railcar owned by GE, which railcar bears the railroad operating marks of one of our subsidiaries. The complaints allege causes of action against GWI for (i) nuisance; (ii) trespass; and (iii) negligence (with respect to transportation/operations and duty to warn); and seek compensatory and punitive damages. On March 31, 2008, GE Rail agreed to indemnify and defend us with respect to these actions. On April 11, 2008, following consent of the plaintiffs, the Court entered orders dismissing with prejudice the claims against GWI in the Green and Stearns actions. Only the Goodwin action remains outstanding. We plan to vigorously defend ourself against the claims made in the Goodwin action, which we believe to be without merit and will pursue indemnification from GE Rail as appropriate.

Other

In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

ITEM 1A.	RISK FACTORS

For a more detailed explanation of the factors affecting our business, please refer to the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2008	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
January 1 to January 31	—	$—	—	—
February 1 to February 29	—	$—	—	—
March 1 to March 31	—	$—	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 7, 2008	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: May 7, 2008	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 of the Registrant’s Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference

(ii) By-Laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications