Form 10-Q
period 2008-06-30
GENESEE & WYOMING INC
filed 2008-08-07
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer	☒	Accelerated filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on August 1, 2008:

Class	Number of Shares Outstanding
Class A Common Stock	31,896,098
Class B Common Stock	3,975,178

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 and DECEMBER 31, 2007

(dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,181	$46,684
Accounts receivable, net	140,052	125,934
Materials and supplies	9,019	7,555
Prepaid expenses and other	17,953	18,147
Current assets of discontinued operations	1,351	2,213
Deferred income tax assets, net	7,462	7,495

Total current assets	216,018	208,028

PROPERTY AND EQUIPMENT, net	783,683	696,990
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,805	4,696
GOODWILL	59,845	39,352
INTANGIBLE ASSETS, net	170,882	117,106
DEFERRED INCOME TAX ASSETS, net	768	1,353
OTHER ASSETS, net	5,538	10,276

Total assets	$1,241,539	$1,077,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,393	$2,247
Accounts payable	119,134	128,038
Accrued expenses	35,797	37,792
Current liabilities of discontinued operations	3,049	3,919
Deferred income tax liabilities, net	84	66

Total current liabilities	160,457	172,062

LONG-TERM DEBT, less current portion	335,235	270,519
DEFERRED INCOME TAX LIABILITIES, net	145,721	93,336
DEFERRED ITEMS - grants from governmental agencies	106,446	94,651
OTHER LONG-TERM LIABILITIES	18,271	15,144
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	1,193	1,108
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 44,374,547 and 43,773,926 shares issued and 31,979,146 and 31,436,607 shares outstanding (net of 12,395,401 and 12,337,319 shares in treasury, respectively) on June 30, 2008 and December 31, 2007	444	438
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,178 shares issued and outstanding on June 30, 2008 and December 31, 2007	40	40
Additional paid-in capital	212,075	197,463
Retained earnings	433,155	407,367
Accumulated other comprehensive income	30,844	25,660
Less treasury stock, at cost	(202,342)	(199,987)

Total stockholders’ equity	474,216	430,981

Total liabilities and stockholders’ equity	$1,241,539	$1,077,801

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES	$152,715	$125,294	$293,396	$250,401

OPERATING EXPENSES:
Transportation	52,876	40,267	100,732	79,752
Maintenance of ways and structures	12,379	12,340	24,531	23,047
Maintenance of equipment	17,929	17,701	35,870	35,196
Diesel fuel sold to third parties	10,379	5,750	18,946	11,071
General and administrative	22,505	20,514	46,715	41,552
Net gain on sale of assets	(2,481)	(432)	(3,031)	(463)
Depreciation and amortization	9,453	7,840	18,652	15,546

Total operating expenses	123,040	103,980	242,415	205,701

INCOME FROM OPERATIONS	29,675	21,314	50,981	44,700

Interest income	571	2,609	1,156	5,962
Interest expense	(4,044)	(3,519)	(7,953)	(7,014)
Minority interest	(60)	—	(85)	—
Other income, net	561	977	659	894

Income from continuing operations before income taxes	26,703	21,381	44,758	44,542
Provision for income taxes	10,577	5,780	17,396	12,858

Income from continuing operations	16,126	15,601	27,362	31,684
Loss from discontinued operations, net of tax	(735)	(4,858)	(1,574)	(6,621)

Net income	$15,391	$10,743	$25,788	$25,063

Basic earnings per common share from continuing operations	$0.51	$0.44	$0.87	$0.87
Basic loss per common share from discontinued operations	(0.02)	(0.14)	(0.05)	(0.18)

Basic earnings per common share	$0.48	$0.30	$0.82	$0.69

Weighted average shares - Basic	31,755	35,847	31,626	36,554

Diluted earnings per common share from continuing operations	$0.44	$0.39	$0.76	$0.77
Diluted loss per common share from discontinued operations	(0.02)	(0.12)	(0.04)	(0.16)

Diluted earnings per common share	$0.42	$0.27	$0.71	$0.61

Weighted average shares - Diluted	36,378	40,425	36,197	41,141

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,788	$25,063
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	1,574	6,621
Depreciation and amortization	18,652	15,546
Compensation cost related to equity awards	2,598	2,754
Excess tax benefit from share-based compensation	(3,937)	(815)
Deferred income taxes	8,268	3,836
Net gain on sale of assets	(3,031)	(463)
Minority interest	85	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(4,633)	(476)
Materials and supplies	(678)	1,692
Prepaid expenses and other	849	1,986
Accounts payable and accrued expenses	(12,591)	(4,095)
Income taxes payable - Australia	(2,349)	(94,103)
Other assets and liabilities, net	4,698	451

Net cash provided by (used in) operating activities from continuing operations	35,293	(42,003)
Net cash used in operating activities from discontinued operations	(1,166)	(4,450)

Net cash provided by (used in) operating activities	34,127	(46,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,891)	(27,476)
Grant proceeds from government agencies	16,786	7,233
Cash paid for acquisitions, net of cash acquired	(97,616)	—
Insurance proceeds for the replacement of assets	419	1,715
Proceeds from disposition of property and equipment	4,597	521

Net cash used in investing activities from continuing operations	(116,705)	(18,007)
Net cash used in investing activities from discontinued operations	—	(481)

Net cash used in investing activities	(116,705)	(18,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(70,505)	(985)
Proceeds from issuance of long-term debt	135,000	—
Net proceeds from employee stock purchases	8,057	2,431
Treasury stock purchases	(2,355)	(65,144)
Excess tax benefit from share-based compensation	3,937	815

Net cash provided by (used in) financing activities from continuing operations	74,134	(62,883)
Net cash used in financing activities from discontinued operations	—	(13,301)

Net cash provided by (used in) financing activities	74,134	(76,184)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,947	6,542

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(6)	—

DECREASE IN CASH AND CASH EQUIVALENTS	(6,503)	(134,583)
CASH AND CASH EQUIVALENTS, beginning of period	46,684	240,206

CASH AND CASH EQUIVALENTS, end of period	$40,181	$105,623

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2008 and 2007, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2007 was derived from the audited financial statements in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2008 presentation.

2. CHANGES IN OPERATIONS:

United States

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.5 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for working capital. In addition, the Company has agreed to pay contingent consideration of up to $18.6 million upon satisfaction of certain conditions over the next two years, which will be recorded as additional cost of the acquisition when the contingencies are resolved. The results of operations for CAGY are included in the Company’s consolidated statements of operations as of the date of acquisition.

CAGY is the parent company of three short line railroads, Columbus & Greenville Railway in Mississippi; Chattooga & Chickamauga Railway in Georgia and Tennessee; and Luxapalila Valley Railroad in Mississippi and Alabama. CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, as well as own and lease more than 280 miles of track. The Company has included 100% of the value of CAGY’s net assets ($91.6 million) in its consolidated balance sheet since May 31, 2008.

While the Company expects to complete its purchase price allocation among the respective assets and liabilities of CAGY during 2008, the following table sets forth its preliminary allocation as of June 30, 2008 (dollars in thousands):

Cash	$17,242
Other current assets	5,237
Property and equipment	66,343
Intangible assets	55,677
Other assets	99

Total assets	144,598

Current liabilities	7,158
Long-term debt, including current portion	1,361
Deferred tax liability, net	44,107
Other long-term liabilities	363

Total liabilities	52,989

Net assets	$91,609

Maryland Midland Railway, Inc.: On December 31, 2007, the Company acquired 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $19.4 million (net of $7.5 million cash acquired). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash acquired), property and equipment ($47.0 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities ($17.9 million) and minority interest ($0.8 million). The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to the Company for $4.4 million at its discretion until December 31, 2012. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX Corporation (CSX).

Netherlands

Rotterdam Rail Feeding: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding (RRF) for cash consideration of approximately $22.5 million. The purchase price was preliminarily allocated as follows: current assets ($2.7 million), property and equipment ($0.8 million), goodwill ($20.8 million), less current liabilities ($1.8 million). In addition, the Company has agreed to pay contingent consideration of up to €1.5 million (or $2.4 million at the June 30, 2008 exchange rate) payable over the next three years. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned operators. RRF’s operations include 12 locomotives (leased and owned) and 35 employees.

Mexico

During the third quarter of 2007, the Company’s Mexican subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), ceased its operations and initiated formal liquidation proceedings. Results from the Company’s Mexican operations for the three and six months ended June 30, 2008 and 2007, are included in results from discontinued operations. See Note 9 for additional information regarding the Company’s discontinued operations.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to one-time freight moves, hurricanes, droughts, heavy snowfall, freezing and flooding, customer plant expansions and shut-downs, sales of land and equipment and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed or entered into a number of transactions recently which have changed and will change its results of operations. Because of variations in the structure, timing and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions including paper products and lumber and forest products. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (grain in South Australia).

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three and six months ended June 30, 2008 and 2007, as if CAGY had been acquired as of January 1, 2007 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues	$156,902	$127,835	$301,890	$254,857
Net Income	$13,289	$15,693	$27,217	$31,651
Basic Earnings per common share from continuing operations	$0.42	$0.44	$0.86	$0.87
Diluted Earnings per common share from continuing operations	$0.37	$0.39	$0.75	$0.77

The unaudited pro forma operating results include the acquisition of CAGY adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets acquired based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. CAGY’s results for the three and six months ended June 30, 2008, reflected in these pro forma operating results, include certain senior management compensation that the Company does not believe would have continued as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financial results.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transaction been completed as of the assumed date and for the periods presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$16,126	$15,601	$27,362	$31,684
Loss from discontinued operations, net of tax	(735)	(4,858)	(1,574)	(6,621)

Net income	$15,391	$10,743	$25,788	$25,063

Denominators:
Weighted average Class A common shares outstanding—Basic	31,755	35,847	31,626	36,554
Weighted average Class B common shares outstanding	3,975	3,975	3,975	3,975
Dilutive effect of employee stock grants	648	603	596	612

Weighted average shares—Dilutive	36,378	40,425	36,197	41,141

Earnings per common share:
Basic:
Earnings per common share from continuing operations	$0.51	$0.44	$0.87	$0.87
Loss per common share from discontinued operations	(0.02)	(0.14)	(0.05)	(0.18)

Earnings per common share	$0.48	$0.30	$0.82	$0.69

Diluted:
Earnings per common share from continuing operations	$0.44	$0.39	$0.76	$0.77
Loss per common share from discontinued operations	(0.02)	(0.12)	(0.04)	(0.16)

Earnings per common share	$0.42	$0.27	$0.71	$0.61

For the three months ended June 30, 2008 and 2007, a total of 384,062 and 1,156,113 shares, respectively, and for the six months ended June 30, 2008 and 2007, a total of 422,445 and 1,171,113 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive.

Stock Repurchase

During the three and six months ended June 30, 2007, the Company repurchased 975,430 and 2,452,530 shares, respectively, of the Company’s Class A common stock under a repurchase plan previously authorized by its Board of Directors. These shares were repurchased at an average cost of $28.15 and $26.46 per share, respectively. As of December 31, 2007, the Company had fully exhausted all of its existing authorizations to repurchase shares.

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008	December 31, 2007
Accounts receivable—trade	$134,883	$116,671
Accounts receivable—government grants	7,510	11,320

Total accounts receivable	142,393	127,991
Less: allowance for doubtful accounts	(2,341)	(2,057)

Accounts receivable, net	$140,052	$125,934

5. INTANGIBLE ASSETS AND GOODWILL:

Intangible assets were as follows (dollars in thousands):

	June 30, 2008			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$6,215	$31,407	28 years
Customer Contracts and Relationships	54,859	6,850	48,009	27 years
Acquired CAGY Intangible Assets	55,678	103	55,575	45 years
Non-amortizable intangible assets:
Track Access/Maintenance Agreements	35,891	—	35,891	—

Total Intangible Assets	$184,050	$13,168	$170,882	34 years

	December 31, 2007			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$5,547	$32,075	28 years
Customer Contracts and Relationships	54,859	5,719	49,140	27 years
Non-amortizable intangible assets:
Track Access/Maintenance Agreements	35,891	—	35,891	—

Total Intangible Assets	$128,372	$11,266	$117,106	28 years

In the preliminary purchase price allocation of the CAGY acquisition, the Company allocated $55.7 million to amortizable intangible assets as of June 30, 2008. Based on the Company’s preliminary estimate of their expected economic life, these intangible assets are being amortized on a straight line basis over a weighted average of 45 years, which began on May 31, 2008.

The Track Access/Maintenance Agreements are perpetual trackage agreements on one of the Company’s railroads. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), these assets have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment on an annual basis.

For the three and six months ended June 30, 2008, the aggregate amortization expense associated with intangible assets was approximately $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2007, the aggregate amortization expense associated with intangible assets was approximately $0.9 million and $1.8 million, respectively. The Company estimates the future aggregate amortization expense related to intangible assets will be as follows for the periods presented (dollars in thousands):

2008 (July through December)	$2,332
2009	4,713
2010	4,713
2011	4,713
2012	4,713
Thereafter	113,807

Total	$134,991

In accordance with SFAS 142, goodwill is not amortized. The changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Goodwill:
Balance at beginning of period	$39,352	$37,788
Goodwill additions	20,842	—
Currency translation adjustment	(349)	1,564

Balance at end of period	$59,845	$39,352

In the preliminary purchase price allocation of the RRF acquisition, the Company allocated $20.8 million to goodwill as of June 30, 2008. The $20.8 million of goodwill will not be deductible for tax purposes.

Under SFAS 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment).

6. INCOME TAXES:

The Company’s effective income tax rate in the three months ended June 30, 2008, was 39.6% compared with 27.0% in the three months ended June 30, 2007. The Company’s effective income tax rate in the six months ended June 30, 2008, was 38.9% compared with 28.9% in the six months ended June 30, 2007. The increase in 2008 was primarily attributable to the expiration of the United States railroad track maintenance credit on December 31, 2007.

7. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

As previously disclosed, on June 25, 2007, FCCM formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. The District Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of June 30, 2008, there was a net liability of $1.7 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), the Company’s subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, the Company’s total claims against CSX and KCS under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On March 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On July 30, 2008, CSX filed a complaint-bill of summary in Superior Court in Connecticut seeking information from the Company related to the ongoing arbitration. CSX alleges it has suffered damages in an amount exceeding $3.0 million, but yet to be finally determined. The Company plans to vigorously defend itself against CSX’s claims, which it believes to be without merit, and will pursue insurance recovery as appropriate. Although the Company believes it is entitled to payment for its claims, and that it has meritorious defenses against CSX’s claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Sheperdsville, Kentucky Litigation

As previously disclosed, on January 16, 2007, CSX’s freight train Q502-15 derailed in Sheperdsville, Kentucky. The derailment involved approximately 13 railcars carrying a variety of chemicals. As a consequence of this derailment, the Company was named as a defendant in two personal injury lawsuits and one class action lawsuit. On May 16, 2008, the United States District Court for the Western District of Kentucky at Louisville entered an order dismissing with prejudice the remaining claim against the Company associated with the aforementioned derailment.

Other

In addition to the lawsuits set forth above, from time to time the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there would exist the possibility of a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

8. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Net Income	$15,391	$10,743
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,341	7,135
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $6	—	12
Changes in pension and other postretirement benefit, net of tax provision (benefit) of $24 and ($19), respectively	45	(36)

Comprehensive income	$19,777	$17,854

	Six Months Ended June 30,
	2008	2007
Net Income	$25,788	$25,063
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,093	8,956
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $13	—	30
Changes in pension and other postretirement benefit, net of tax provision of $49 and $33, respectively	91	62

Comprehensive income	$30,972	$34,111

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balances, December 31, 2007	$25,741	$(81)	$25,660
Current period change	5,093	91	5,184

Balances, June 30, 2008	$30,834	$10	$30,844

The change in the foreign currency translation adjustment for the six months ended June 30, 2008, relates primarily to the Company’s operations with a functional currency in Australian dollars, Canadian dollars and Euros.

9. DISCONTINUED OPERATIONS:

In October 2005, the Company’s wholly-owned subsidiary, FCCM, was struck by Hurricane Stan which destroyed or damaged approximately 70 bridges and washed out segments of track in the State of Chiapas between the town of Tonala and the Guatemalan border, rendering approximately 175 miles of rail line inoperable.

On June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the failure of the Mexican government to fulfill their obligation to fund the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM was not a viable business. During the third quarter of 2007, FCCM ceased its operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The SCT contested the resignation of the concession and seized substantially all of FCCM’s operating assets in response to the resignation.

The Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies to recover its operating assets. See Note 7 for additional information regarding these actions and legal remedies. As of June 30, 2008, there was a net liability of $1.7 million remaining on the Company’s balance sheet associated with its Mexican operations.

The Company’s Mexican business is presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The operations and cash flows of FCCM are being eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of FCCM.

The results of the discontinued Mexican business for the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating Revenues	$—	$6,856	$—	$12,575

Loss from discontinued operations before income taxes	(837)	(4,684)	(1,688)	(6,319)
Tax (benefit) provision	(102)	174	(114)	302

Loss from discontinued operations, net of tax	$(735)	$(4,858)	$(1,574)	$(6,621)

Having met the criteria outlined in SFAS 144, the assets and liabilities of FCCM and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios), were classified as discontinued operations in the Company’s consolidated balance sheet as of June 30, 2008 and December 31, 2007. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the consolidated balance sheets were as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$223	$217
Accounts receivable, net	—	815
Prepaid expenses and other	1,073	1,053
Property and equipment, net	55	128

Current assets of discontinued operations	$1,351	$2,213

Accounts payable	$410	$651
Accrued expenses	2,639	3,223
Other liabilities	—	45

Current liabilities of discontinued operations	$3,049	$3,919

10. RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests are reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest is separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The Company is currently evaluating the provisions of SFAS 161.

In April 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the provisions of FSP SFAS 142-3.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States GAAP. SFAS 162 is not expected to result in a change in current practices. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, the Company will adopt SFAS 162 within the required period. The Company does not expect the adoption of SFAS 162 to impact the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is currently evaluating the provisions of FSP EITF 03-6-1.

11. SUBSEQUENT EVENTS:

On July 4, 2008, the Company entered into an agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis) for a sale price of approximately $2.4 million. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

On August 4, 2008, the Company announced that it had signed an agreement to acquire nine short line railroads known as the Ohio Central Railroad System (OCR), for $219.0 million in cash. In addition, the Company has agreed to pay contingent consideration of approximately $25 million upon satisfaction of certain conditions. The final purchase price will be adjusted for working capital at the time of closing. The acquisition is subject to customary closing conditions and is also contingent upon approval from the State of Ohio for the transfer of an operating agreement for one of the railroads. The Company expects to close the acquisition and commence operations in the fourth quarter of 2008.

The Company expects to finance the $219.0 million cash purchase price by amending and expanding the size of its senior credit facility from $256.0 million to $570 million. The amended credit facility will be comprised of a $300 million revolving loan, a $240 million term loan and a Canadian dollar equivalent of a $30 million Canadian term loan, all of which will be due in 2013. Initial borrowings will be priced at LIBOR plus 2.0%. The Company anticipates closing the amended facility concurrent with the closing of the OCR acquisition.

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

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia and the Netherlands and own a minority interest in a railroad in Bolivia. Operations currently include 52 railroads organized in nine regions, with more than 6,000 miles of owned and leased track and approximately 3,000 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income in the three months ended June 30, 2008, was $15.4 million, compared with net income of $10.7 million in the three months ended June 30, 2007. Our effective income tax rate increased from 27.0% in the three months ended June 30, 2007, to 39.6% in the three months ended June 30, 2008, primarily due to the expiration of the United States track maintenance credit on December 31, 2007. Our diluted earnings per share (EPS) in the three months ended June 30, 2008, were $0.42 with 36.4 million weighted average shares outstanding, compared with diluted EPS of $0.27 with 40.4 million weighted average shares outstanding in the three months ended June 30, 2007. Our Mexican operations are included in discontinued operations.

Income from continuing operations in the three months ended June 30, 2008, was $16.1 million, compared with income from continuing operations of $15.6 million in the three months ended June 30, 2007. Our diluted EPS from continuing operations in the three months ended June 30, 2008, was $0.44 with 36.4 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.39 with 40.4 million weighted average shares outstanding in the three months ended June 30, 2007. Our operating income in the three months ended June 30, 2008, was $29.7 million, compared with $21.3 million in the three months ended June 30, 2007.

Operating revenues in the three months ended June 30, 2008, were $152.7 million, compared with $125.3 million in the three months ended June 30, 2007. The increase in our revenues was due to an increase of $19.3 million, or 15.4%, in same railroad revenues and $8.1 million from recent acquisitions, the Maryland Midland Railway, Inc. (Maryland Midland), Rotterdam Rail Feeding B.V. (RRF) and CAGY Industries, Inc. (CAGY). Revenues from recent acquisitions in the three months ended June 30, 2008, included three months from the Maryland Midland, two and a half months from RRF, and one month from CAGY.

When we discuss same railroad revenues, we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Same railroad freight revenues increased $8.0 million, or 10.0%, in the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to an increase in average freight revenues per carload of 13.6%. Of this pricing increase, 2.6% was due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Same railroad non-freight revenues increased $11.3 million, or 25.1%, in the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to higher third-party fuel sales in Australia, increased crewing and iron ore services in Australia, as well as higher revenues at our industrial switching and port railroads.

The operating ratio was 80.6% in the three months ended June 30, 2008, compared with an operating ratio of 83.0% in the three months ended June 30, 2007. In addition to the increase in operating revenues, operating income in the three months ended June 30, 2008, benefitted from gains on the sale of assets of $2.5 million, including an insurance recovery of $0.4 million, compared with gains of $0.4 million in the 2007 period. Our operating income in the three months ended June 30, 2008 was negatively impacted by two factors. First, the 25.2% increase in the average price of diesel fuel from $3.14 per gallon to $3.93 per gallon between the first and second quarters of 2008 reduced income due to lags in our typical fuel cost recovery mechanisms. Second, coal shipments to several power plants in the Midwestern United States were delayed by severe flooding which temporarily closed rail lines of two connecting Class I railroads. We expect to regain these coal shipments in the remainder of 2008.

Net income in the six months ended June 30, 2008, was $25.8 million, compared with net income of $25.1 million in the six months ended June 30, 2007. Our effective income tax rate increased from 28.9% in the six months ended June 30, 2007 to 38.9% in the six months ended June 30, 2008. Our diluted EPS in the six months ended June 30, 2008, were $0.71 with 36.2 million weighted average shares outstanding, compared with diluted EPS of $0.61 with 41.1 million weighted average shares outstanding in the six months ended June 30, 2007. Income from continuing operations in the six months ended June 30, 2008, was $27.4 million, compared with income from continuing operations of $31.7 million in the six months ended June 30, 2007. Our diluted EPS from continuing operations in the six months ended June 30, 2008, was $0.76 with 36.2 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.77 with 41.1 million weighted average shares outstanding in the six months ended June 30, 2007.

During the six months ended June 30, 2008, we experienced a $6.5 million net decrease in cash and cash equivalents. We generated $35.3 million in cash from operating activities from continuing operations, which included the use of $14.7 million in working capital. The primary driver of this use of working capital was a decrease in accounts payable of $12.5 million. We purchased $40.9 million of property and equipment, received $8.5 million from government grants for capital spending completed in 2008 and $8.3 million in cash from government grants for capital spending completed in prior years. We paid $97.6 million for the acquisitions of CAGY and RRF and the final working capital adjustment related to the December 2007 acquisition of Maryland Midland. We received $4.6 million in cash proceeds from the disposition of property and equipment.

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

Loss from discontinued operations, net of tax, was $0.7 million in the three months ended June 30, 2008, compared with a loss from discontinued operations, net of tax, of $4.9 million in the three months ended June 30, 2007. The loss from discontinued operations reduced diluted EPS by $0.02 in the three months ended June 30, 2008, compared with a $0.12 negative impact on diluted EPS in the three months ended June 30, 2007. The loss from discontinued operations in the three months ended June 30, 2008, resulted from the continued wind-down of our Mexican operations.

Loss from discontinued operations, net of tax, was $1.6 million in the six months ended June 30, 2008, compared with a loss from discontinued operations, net of tax, of $6.6 million in the six months ended June 30, 2007. The loss from discontinued operations reduced diluted EPS by $0.04 in the six months ended June 30, 2008, compared with a $0.16 negative impact on diluted EPS in the six months ended June 30, 2007. The loss from discontinued operations in the six months ended June 30, 2008, resulted from the continued wind-down of our Mexican operations.

Recent Developments

On July 4, 2008, we entered into an agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis) for a sale price of approximately $2.4 million. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

On August 4, 2008, we announced that we had signed an agreement to acquire nine short line railroads known as the Ohio Central Railroad System (OCR), for $219.0 million in cash. In addition, we agreed to pay contingent consideration of approximately $25 million upon satisfaction of certain conditions. The final purchase price will be adjusted for working capital at the time of closing. The acquisition is subject to customary closing conditions and is also contingent upon approval from the State of Ohio for the transfer of an operating agreement for one of the railroads. We expect to close the acquisition and commence operations in the fourth quarter of 2008.

We expect to finance the $219.0 million cash purchase price by amending and expanding the size of our senior credit facility from $256.0 million to $570 million. The amended credit facility will be comprised of a $300 million revolving loan, a $240 million term loan and a Canadian dollar equivalent of a $30 million Canadian term loan, all of which will be due in 2013. Initial borrowings will be priced at LIBOR plus 2.0%. We anticipate closing the amended facility concurrent with the closing of the OCR acquisition.

Changes in Operations

United States

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY for cash consideration of approximately $71.5 million (net of $17.2 million cash acquired). An additional $2.9 million was recorded in the second quarter of 2008 to reflect estimated adjustments for working capital. In addition, we have agreed to pay contingent consideration of up to $18.6 million upon satisfaction of certain conditions over the next two years, which will be recorded as additional cost of the acquisition when the contingencies are resolved. The results of operations for CAGY are included in the Company’s consolidated statements of operations as of the date of acquisition.

CAGY is the parent company of three short line railroads, Columbus & Greenville Railway in Mississippi; Chattooga & Chickamauga Railway in Georgia and Tennessee; and Luxapalila Valley Railroad in Mississippi and Alabama. CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, own and lease more than 280 miles of track and are expected to haul more than 26,000 carloads of freight traffic over the next 12 months. We have included 100% of the value of CAGY’s net assets ($91.6 million) in our consolidated balance sheet since May 31, 2008.

While we expect to complete our allocation of the value of CAGY among the respective assets and liabilities during 2008, the following table sets forth our preliminary allocation as of June 30, 2008 (dollars in thousands):

Cash	$17,242
Other current assets	5,237
Property and equipment	66,343
Intangible assets	55,677
Other assets	99

Total assets	144,598

Current liabilities	7,158
Long-term debt, including current portion	1,361
Deferred tax liability, net	44,107
Other long-term liabilities	363

Total liabilities	52,989

Net assets	$91,609

Maryland Midland Railway, Inc.: On December 31, 2007, we acquired 87.4% of Maryland Midland for cash consideration of approximately $19.4 million (net of $7.5 million cash acquired). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash acquired), property and equipment ($47.0 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities ($17.9 million) and minority interest ($0.8 million). The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to us for $4.4 million at its discretion until December 31, 2012. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX Corporation (CSX).

Netherlands

Rotterdam Rail Feeding: On April 8, 2008, we acquired 100% of RRF for cash consideration of approximately $22.5 million. The purchase price was preliminarily allocated as follows: current assets ($2.7 million), property and equipment ($0.8 million), goodwill ($20.8 million), less current liabilities ($1.8 million). In addition, we have agreed to pay contingent consideration of up to €1.5 million (or $2.4 million at the June 30, 2008 exchange rate) payable over the next three years. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned operators. RRF’s operations include 12 locomotives (leased and owned) and 35 employees.

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, you should consider, in addition to the acquisitions discussed above, that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, hurricanes, droughts, heavy snowfall, freezing and flooding, customer plant expansions and shut-downs, sales of land and equipment and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed and entered into a number of transactions recently which have changed and will change our results of operations. Because of variations in the structure, timing and size of these transactions, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

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

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Operating Revenues

Overview

Operating revenues were $152.7 million in the three months ended June 30, 2008, compared with $125.3 million in the three months ended June 30, 2007, an increase of $27.4 million, or 21.9%. The $27.4 million increase in operating revenues consisted of a $19.3 million, or 15.4%, increase in revenues from existing operations and $8.1 million in revenues from new operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $19.3 million increase in revenues from existing operations included increases of $11.3 million in non-freight revenues and $8.0 million in freight revenues. The appreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in a $3.8 million increase in operating revenues from existing operations. The following table breaks down our operating revenues into new operations and existing operations for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$91,419	$3,324	$88,095	$80,120	$11,299	14.1%	$7,975	10.0%
Non-freight revenues	61,296	4,785	56,511	45,174	16,122	35.7%	11,337	25.1%

Total operating revenues	$152,715	$8,109	$144,606	$125,294	$27,421	21.9%	$19,312	15.4%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2008 and 2007 (in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended June 30, 2008 and 2007

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total	2008	2007
Pulp & Paper	$18,798	20.6%	$17,032	21.3%	30,994	15.8%	30,900	15.8%	$607	$551
Coal, Coke & Ores	15,488	16.9%	12,889	16.1%	41,474	21.1%	42,453	21.6%	373	304
Minerals and Stone	11,743	12.8%	8,074	10.1%	37,041	18.8%	32,399	16.5%	317	249
Metals	10,675	11.7%	9,812	12.2%	21,154	10.8%	21,376	10.9%	505	459
Farm & Food Products	10,157	11.1%	7,742	9.7%	18,436	9.4%	14,461	7.4%	551	535
Lumber & Forest Products	8,667	9.5%	9,848	12.3%	19,503	9.9%	23,103	11.8%	444	426
Chemicals-Plastics	8,049	8.8%	6,679	8.3%	12,147	6.2%	11,027	5.6%	663	606
Petroleum Products	4,241	4.6%	3,752	4.7%	6,336	3.2%	6,242	3.2%	669	601
Autos & Auto Parts	2,148	2.4%	2,082	2.6%	3,433	1.7%	4,052	2.1%	626	514
Intermodal	145	0.2%	279	0.3%	362	0.2%	563	0.3%	401	496
Other	1,308	1.4%	1,931	2.4%	5,676	2.9%	9,501	4.8%	230	203

Total freight revenues	$91,419	100.0%	$80,120	100.0%	196,556	100.0%	196,077	100.0%	465	409

Total carloads increased by 479 carloads, or 0.2%, in the three months ended June 30, 2008, compared with the same period in 2007. The increase consisted of 6,805 carloads from new operations, partially offset by a decrease of 6,326 carloads, or 3.2%, from existing operations.

The overall average revenues per carload increased 13.7% to $465, in the three months ended June 30, 2008, compared with the same period in 2007. Average freight revenues per carload from existing operations increased 13.6% to $464. The average freight revenues per carload from existing operations in the three months ended June 30, 2008, benefited 2.6% from the appreciation of the Australian dollar and Canadian dollar relative to the United States dollar.

The following table sets forth freight revenues by new operations and existing operations for the three months ended June 30, 2008 and 2007 (dollars in thousands):

Freight Revenues by Commodity Group From Existing and New Operations

Three Months Ended June 30, 2008 and 2007

	2008			2007	2008-2007 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$18,798	$5	$18,793	$17,032	$1,766	10.4%	$1,761	10.3%
Coal, Coke & Ores	15,488	—	15,488	12,889	2,599	20.2%	2,599	20.2%
Minerals and Stone	11,743	2,140	9,603	8,074	3,669	45.4%	1,529	18.9%
Metals	10,675	494	10,181	9,812	863	8.8%	369	3.8%
Farm & Food Products	10,157	411	9,746	7,742	2,415	31.2%	2,004	25.9%
Lumber & Forest Products	8,667	104	8,563	9,848	(1,181)	-12.0%	(1,285)	-13.0%
Chemicals-Plastics	8,049	158	7,891	6,679	1,370	20.5%	1,212	18.1%
Petroleum Products	4,241	—	4,241	3,752	489	13.0%	489	13.0%
Autos & Auto Parts	2,148	—	2,148	2,082	66	3.2%	66	3.2%
Intermodal	145	—	145	279	(134)	-48.0%	(134)	-48.0%
Other	1,308	12	1,296	1,931	(623)	-32.3%	(635)	-32.9%

Total freight revenues	$91,419	$3,324	$88,095	$80,120	$11,299	14.1%	$7,975	10.0%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues increased $1.8 million, or 10.3%, driven by a 10.0% increase in average revenues per carload as a result of changes in the mix of business.

Coal, coke and ores revenues increased by $2.6 million, or 20.2%. The increase consisted of $3.0 million due to a 23.0% increase in average revenues per carload primarily due to changes in the mix of business. The increase was partially offset by $0.4 million due to a carload decrease of 979, or 2.3%. The carload decrease was primarily due to flooding in the Midwestern United States and a shutdown of a coal mine in Utah, partially offset by increased carloads as a result of scheduled maintenance outages at two electricity generating facilities served by us during the three months ended June 30, 2007 that did not occur during the 2008 period.

Minerals and stone revenues increased by $1.5 million, or 18.9%. The increase consisted of $1.4 million due to a 17.4% increase in average revenues per carload primarily due to changes in the mix of business. The mix of business was improved by gypsum shipments in Australia, which benefited in part from the strengthening of the Australian dollar versus the United States dollar, and shipments of rock salt in the Northeastern United States to replenish stockpiles following icy winter weather conditions.

Farm and food products revenues increased by $2.0 million, or 25.9%. The increase consisted of $1.8 million due to a carload increase of 3,189, or 22.1%, and $0.2 million due to a 3.1% increase in average revenues per carload. The carload increase was primarily due to increased grain shipments in Australia. Volume and revenues associated with grain shipments in Australia may decline in the third and fourth quarters of 2008 pending the renegotiation of a new grain haulage agreement.

Lumber and forest products revenues decreased by $1.3 million, or 13.0%. The decrease consisted of $1.7 million due to a carload decrease of 3,790, or 16.4%, partially offset by $0.4 million due to a 4.0% increase in average revenues per carload. The carload decrease was primarily due to weaker product demand attributable to the decline in the housing market in the United States.

Chemicals and plastics revenues increased $1.2 million, or 18.1%. The increase consisted of $0.6 million due to a 9.3% increase in average revenues per carload and $0.6 million due to a carload increase of 891, or 8.1%. The carload increase was primarily due to increased ethanol shipments.

Other freight revenues decreased by $0.6 million, or 32.9%. The decrease consisted of $0.9 million due to a carload decrease of 3,862, or 40.6%, partially offset by $0.3 million due to an increase of 13.0% in average revenues per carload. The decrease in carloads was primarily due to a reduction in haulage traffic following a trestle failure at one of our railroads in 2007.

All remaining commodities combined increased by a net $0.8 million, or 5.0%.

Non-Freight Revenues

Non-freight revenues were $61.3 million in the three months ended June 30, 2008, compared with $45.2 million in the three months ended June 30, 2007, an increase of $16.1 million, or 35.7%. The $16.1 million increase in non-freight revenues consisted of $11.3 million in non-freight revenues from existing operations and $4.8 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the three months ended June 30, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues Comparison

Three Months Ended June 30, 2008 and 2007

	2008	% of Total	2007	% of Total
Railcar switching	$25,571	41.7%	$18,728	41.5%
Car hire and rental income	7,731	12.6%	6,780	15.0%
Fuel sales to third parties	10,968	17.9%	6,057	13.4%
Demurrage and storage	4,643	7.6%	4,207	9.3%
Car repair services	1,921	3.1%	1,730	3.8%
Other operating income	10,462	17.1%	7,672	17.0%

Total non-freight revenues	$61,296	100.0%	$45,174	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended June 30, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues by New Operations and Existing Operations

Three Months Ended June 30, 2008 and 2007

	2008			2007	2008-2007 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$25,571	$3,803	$21,768	$18,728	$6,843	36.5%	$3,040	16.2%
Car hire and rental income	7,731	734	6,997	6,780	951	14.0%	217	3.2%
Fuel sales to third parties	10,968	—	10,968	6,057	4,911	81.1%	4,911	81.1%
Demurrage and storage	4,643	176	4,467	4,207	436	10.4%	260	6.2%
Car repair services	1,921	44	1,877	1,730	191	11.0%	147	8.5%
Other operating income	10,462	28	10,434	7,672	2,790	36.4%	2,762	36.0%

Total non-freight revenues	$61,296	$4,785	$56,511	$45,174	$16,122	35.7%	$11,337	25.1%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $3.0 million, or 16.2%, of which $2.2 million was due to an increase from industrial switching due to expanded iron ore services in Australia and new industrial switching contracts in the United States, and $0.8 million was due to an increase in port switching revenues principally as a result of increased grain exports in the United States.

Fuel sales to third parties increased $4.9 million, or 81.1%, primarily due to a $3.0 million increase resulting from a 49.4% increase in revenue per gallon and a $1.9 million increase resulting from a 21.2% increase in gallons sold.

Other operating income increased $2.8 million, or 36.0%, primarily in Australia, due to a $1.7 million increase from crewing and a $1.1 million increase from equipment leasing.

All other non-freight revenues increased $0.6 million, or 4.9%.

Operating Expenses

Overview

Operating expenses were $123.0 million in the three months ended June 30, 2008, compared with $104.0 million in the three months ended June 30, 2007, an increase of $19.1 million, or 18.3%. The increase was attributable to an increase of $13.1 million from existing operations and $6.0 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, decreased to 80.6% in the three months ended June 30, 2008, from 83.0% in the three months ended June 30, 2007. In addition to the increase in operating revenues, operating income in the three months ended June 30, 2008, benefitted from gains on the sale of assets of $2.5 million, including an insurance recovery of $0.4 million, compared with a gain of $0.4 million in the 2007 period. Our operating income in the three months ended June 30, 2008 was negatively impacted by two factors. First, the 25.2% increase in the average price of diesel fuel from $3.14 per gallon to $3.93 per gallon between the first and second quarters of 2008 reduced income due to lags in our typical fuel cost recovery mechanisms. Second, coal shipments to several power plants in the Midwestern United States were delayed by severe flooding which temporarily closed rail lines of two connecting Class I railroads. We expect to regain these coal shipments in the remainder of 2008.

The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2008 and 2007 (dollars in thousands):

Operating Expense Comparison

Three Months Ended June 30, 2008 and 2007

	2008		2007
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$46,294	30.3%	$41,183	32.9%
Equipment rents	8,762	5.7%	9,535	7.6%
Purchased services	12,790	8.4%	10,064	8.0%
Depreciation and amortization	9,453	6.2%	7,840	6.3%
Diesel fuel used in operations	17,578	11.5%	10,654	8.5%
Diesel fuel sold to third parties	10,379	6.8%	5,750	4.6%
Casualties and insurance	3,804	2.5%	3,425	2.7%
Materials	6,492	4.3%	6,252	5.0%
Net gain on sale of assets	(2,481)	-1.6%	(432)	-0.3%
Other expenses	9,969	6.5%	9,709	7.7%

Total operating expenses	$123,040	80.6%	$103,980	83.0%

Labor and benefits expense was $46.3 million in the three months ended June 30, 2008, compared with $41.2 million in the three months ended June 30, 2007, an increase of $5.1 million, or 12.4%. The increase was attributable to an increase of $3.6 million from existing operations and $1.5 million from new operations. The increase from existing operations consisted primarily of an increase of $2.6 million attributable to annual wage increases and an average increase of approximately 70 employees. The increase in employees was primarily due to new crewing contracts in Australia and new switching contracts in the United States. In addition, labor and benefits from existing operations increased $1.0 million due to the strengthening of the Australian dollar and Canadian dollar relative to the United States dollar.

Equipment rents were $8.8 million in the three months ended June 30, 2008, compared with $9.5 million in the three months ended June 30, 2007, a decrease of $0.8 million, or 8.1%. The decrease was attributable to a decrease of $2.0 million from existing operations, partially offset by $1.2 million from new operations. The decrease from existing operations was primarily due to the purchase of rail cars previously leased and the expiration of two rail car leases.

Purchased services expense was $12.8 million in the three months ended June 30, 2008, compared with $10.1 million in the three months ended June 30, 2007, an increase of $2.7 million, or 27.1%. The increase was attributable to a $1.6 million increase from existing operations and $1.1 million from new operations. The increase in existing operations was primarily due to equipment maintenance in Australia.

Depreciation and amortization expense was $9.5 million in the three months ended June 30, 2008, compared with $7.8 million in the three months ended June 30, 2007, an increase of $1.6 million, or 20.6%. The increase was attributable to an increase of $1.0 million in existing operations and $0.6 million from new operations. The increase in existing operations was primarily attributable to capital expenditures in 2008 and 2007.

Diesel fuel expense was $17.6 million in the three months ended June 30, 2008, compared with $10.7 million in the three months ended June 30, 2007, an increase of $6.9 million, or 65.0%. The increase was attributable to an increase of $6.1 million from existing operations and $0.8 million from new operations. The increase from existing operations was due to a 68.3% increase in fuel cost per gallon, partially offset by a decrease of 6.5% in diesel fuel consumption.

Diesel fuel sold to third parties was $10.4 million in the three months ended June 30, 2008, compared with $5.8 million in the three months ended June 30, 2007, an increase of $4.6 million, or 80.5%. Of this increase, $2.8 million resulted from a 48.9% increase in diesel fuel cost per gallon and $1.8 million resulted from an increase of 21.2% in diesel fuel gallons sold.

Other Income (Expense) Items

Interest Income

Interest income was $0.6 million in the three months ended June 30, 2008, compared with $2.6 million in the three months ended June 30, 2007, a decrease of $2.0 million, or 78.1%. The decrease in interest income was driven by a reduction in our cash balances in 2007 primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the sale of the Western Australia operations and certain other assets of Australian Railroad Group Pty Ltd (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale). In addition, cash balances were lower in the three months ended June 30, 2008, due the share repurchase program that was completed in October 2007 and the Maryland Midland, CAGY and RRF acquisitions.

Interest Expense

Interest expense was $4.0 million in the three months ended June 30, 2008, compared with $3.5 million in the three months ended June 30, 2008, an increase of $0.5 million, or 14.9%, primarily due to the increase in debt resulting from the acquisition of Maryland Midland, CAGY and RRF and the share repurchase program which was completed in 2007.

Other Income, Net

Other income, net in the three months ended June 30, 2008, was $0.6 million compared with $1.0 million in the three months ended June 30, 2007.

Provision for Income Taxes

Our effective income tax rate in the three months ended June 30, 2008, was 39.6% compared with 27.0% in the three months ended June 30, 2007. The increase in 2008 was primarily attributable to the expiration of the United States railroad track maintenance credit on December 31, 2007.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the three months ended June 30, 2008, was $16.1 million, compared with income from continuing operations of $15.6 million in the three months ended June 30, 2007. Our diluted EPS from continuing operations in the three months ended June 30, 2008, were $0.44 with 36.4 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.39 with 40.4 million weighted average shares outstanding in the three months ended June 30, 2007. Diluted EPS from continuing operations for the three months ended June 30, 2008, included negative effects on operating income from the severe flooding in the Midwestern United States, increased average diesel fuel prices, decreased interest income from our reduced cash balances, as well as a higher tax rate resulting primarily from the expiration of the United States railroad track maintenance credit. Basic EPS from continuing operations were $0.51 with 31.8 million weighted average shares outstanding in the three months ended June 30, 2008, compared with basic EPS from continuing operations of $0.44 with 35.8 million weighted average shares outstanding in the three months ended June 30, 2007.

Results from Discontinued Operations

Loss from discontinued operations related to our Mexican business in the three months ended June 30, 2008, was $0.7 million, compared with a loss from discontinued operations of $4.9 million in the three months ended June 30, 2007. Our diluted loss per share from discontinued operations in the three months ended June 30, 2008, was $0.02 with 36.4 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.12 with 40.4 million weighted average shares outstanding in the three months ended June 30, 2007. Basic loss per share from discontinued operations was $0.02 with 31.8 million weighted average shares outstanding in the three months ended June 30, 2008, compared with basic loss per share from discontinued operations of $0.14 with 35.8 million weighted average shares outstanding in the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Operating Revenues

Overview

Operating revenues were $293.4 million in the six months ended June 30, 2008, compared with $250.4 million in the six months ended June 30, 2007, an increase of $43.0 million, or 17.2%. The $43.0 million increase in operating revenues consisted of a $32.7 million, or 13.1%, increase in revenues from existing operations and $10.3 million in revenues from new operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $32.7 million increase in revenues from existing operations included increases of $22.3 million in non-freight revenues and $10.4 million in freight revenues. The appreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in an $8.7 million increase in operating revenues from existing operations. The following table breaks down our operating revenues into new operations and existing operations for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$179,147	$4,872	$174,275	$163,874	$15,273	9.3%	$10,401	6.3%
Non-freight revenues	114,249	5,428	108,821	86,527	27,722	32.0%	22,294	25.8%

Total operating revenues	$293,396	$10,300	$283,096	$250,401	$42,995	17.2%	$32,695	13.1%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2008 and 2007 (in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Six Months Ended June 30, 2008 and 2007

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total	2008	2007
Pulp & Paper	$36,811	20.5%	$34,505	21.1%	60,920	15.8%	62,892	15.5%	$604	$549
Coal, Coke & Ores	32,234	18.0%	28,752	17.5%	86,954	22.5%	91,543	22.6%	371	314
Farm & Food Products	21,044	11.7%	17,494	10.7%	36,368	9.4%	36,129	8.9%	579	484
Minerals and Stone	20,957	11.7%	14,843	9.1%	68,694	17.8%	59,679	14.8%	305	249
Metals	20,194	11.3%	18,735	11.4%	40,281	10.4%	41,061	10.2%	501	456
Lumber & Forest Products	16,638	9.3%	18,553	11.3%	37,640	9.7%	43,835	10.8%	442	423
Chemicals-Plastics	15,471	8.6%	13,151	8.0%	23,524	6.1%	22,281	5.5%	658	590
Petroleum Products	9,248	5.2%	8,293	5.1%	13,787	3.6%	13,671	3.4%	671	607
Autos & Auto Parts	3,903	2.2%	3,765	2.3%	6,778	1.8%	7,562	1.9%	576	498
Intermodal	269	0.2%	560	0.3%	621	0.2%	1,100	0.3%	433	509
Other	2,377	1.3%	5,223	3.2%	10,416	2.7%	24,797	6.1%	228	211

Total freight revenues	$179,146	100.0%	$163,874	100.0%	385,983	100.0%	404,550	100.0%	464	405

Total carloads decreased by 18,567 carloads, or 4.6%, in the six months ended June 30, 2008 compared with the same period in 2007. The decrease consisted of 28,282 carloads, or 7.0%, from existing operations, partially offset by 9,715 carloads from new operations.

The overall average revenues per carload increased 14.6% to $464, in the six months ended June 30, 2008 compared with the same period in 2007. Average freight revenues per carload from existing operations increased 14.3% to $463. The average freight revenues per carload in the six months ended June 30, 2008, benefited 3.3% from the appreciation of the Australian dollar and Canadian dollar relative to the United States dollar.

The following table sets forth freight revenues by new operations and existing operations for the six months ended June 30, 2008 and 2007 (dollars in thousands):

Freight Revenues by Commodity Group From Existing and New Operations

Six Months Ended June 30, 2008 and 2007

	2008			2007	2008-2007 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$36,811	$8	$36,803	$34,505	$2,306	6.7%	$2,298	6.7%
Coal, Coke & Ores	32,234	—	32,234	28,752	3,482	12.1%	3,482	12.1%
Farm & Food Products	21,044	429	20,615	17,494	3,550	20.3%	3,121	17.8%
Minerals and Stone	20,957	3,537	17,420	14,843	6,114	41.2%	2,577	17.4%
Metals	20,194	493	19,701	18,735	1,459	7.8%	966	5.2%
Lumber & Forest Products	16,638	171	16,467	18,553	(1,915)	-10.3%	(2,086)	-11.2%
Chemicals-Plastics	15,471	198	15,273	13,151	2,320	17.6%	2,122	16.1%
Petroleum Products	9,248	21	9,227	8,293	955	11.5%	934	11.3%
Autos & Auto Parts	3,903	—	3,903	3,765	138	3.7%	138	3.7%
Intermodal	269	—	269	560	(291)	-52.0%	(291)	-52.0%
Other	2,378	15	2,363	5,223	(2,845)	-54.5%	(2,860)	-54.8%

Total freight revenues	$179,147	$4,872	$174,275	$163,874	$15,273	9.3%	$10,401	6.3%

The following information discusses the significant changes in freight revenues by commodity group from existing operations.

Pulp and paper revenues increased $2.3 million, or 6.7%. The increase consisted of $3.5 million due to a 10.1% increase in average revenues per carload as a result of changes in the mix of business, partially offset by $1.2 million due to a carload decrease of 1,984, or 3.2%. The carload decrease was primarily due to decreased demand resulting in production cutbacks at customer locations, including the June 2007 closing of a paper mill served by us, and our customers using other modes of transportation.

Coal, coke and ores revenues increased by $3.5 million, or 12.1%. The increase consisted of $5.2 million due to an 18.0% increase in average revenues per carload primarily due to changes in the mix of business, partially offset by $1.7 million due to a carload decrease of 4,589, or 5.0%. The carload decrease was primarily due to a shutdown of a coal mine in Utah, partially offset by scheduled maintenance outages at two electricity generating facilities served by us during the six months ended June 30, 2007 that did not occur during 2008.

Farm and food products revenues increased by $3.1 million, or 17.8%. The increase consisted of $3.5 million due to a 19.8% increase in average revenues per carload as a result of changes in the mix of business. The mix of business was improved by grain shipments in Australia, which benefited in part by the strengthening of the Australian dollar versus the United States dollar. Volume and revenues associated with grain shipments in Australia may decline in the third and fourth quarters of 2008 pending the renegotiation of a new grain haulage agreement.

Minerals and stone revenues increased by $2.6 million, or 17.4%. The increase consisted of $2.0 million due to a 13.3% increase in average revenues per carload and $0.6 million due to a carload increase of 2,155, or 3.6%. The carload increase was primarily due to increased gypsum shipments in Australia and increased shipments of rock salt in the Northeastern United States to replenish stockpiles following icy winter weather conditions.

Metals revenues increased by $1.0 million, or 5.2%. The increase consisted of $2.0 million due to a 10.9% increase in average revenues per carload, partially offset by $1.0 million due to a carload decrease of 2,117, or 5.2%. The carload decrease was primarily due to a downturn in the steel market as a result of reduced auto production.

Lumber and forest products revenues decreased by $2.1 million, or 11.2%. The decrease consisted of $2.9 million due to a carload decrease of 6,506, or 14.8%, partially offset by $0.8 million due to a 4.2% increase in average revenues per carload. The carload decrease was primarily due to weaker product demand attributable to the decline in the housing market in the United States and the closure of a mill in Quebec.

Chemicals and plastics revenues increased by $2.1 million, or 16.1%. The increase consisted of $1.5 million due to an 11.5% increase in average revenues per carload and $0.6 million due to a carload increase of 936, or 4.2%. The carload increase was primarily due to increased ethanol shipments.

Petroleum products revenues increased by $0.9 million, or 11.3%, driven by a 10.5% increase in average revenues per carload.

Other freight revenues decreased by $2.9 million, or 54.8%. The decrease consisted of $3.3 million due to a carload decrease of 14,419, or 58.1%, partially offset by $0.4 million due to an increase of 8.2% in average revenues per carload. The decrease in carloads was primarily due to a reduction in haulage traffic following a trestle failure at one of our railroads in 2007.

All remaining commodities combined decreased by a net $0.2 million, or 3.5%.

Non-Freight Revenues

Non-freight revenues were $114.2 million in the six months ended June 30, 2008, compared with $86.5 million in the six months ended June 30, 2007, an increase of $27.7 million, or 32.0%. The $27.7 million increase in non-freight revenues consisted of an increase of $22.3 million in non-freight revenues from existing operations and $5.4 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the six months ended June 30, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues Comparison

Six Months Ended June 30, 2008 and 2007

	2008	% of Total	2007	% of Total
Railcar switching	$46,679	40.9%	$36,113	41.7%
Car hire and rental income	14,887	13.0%	12,952	15.0%
Fuel sales to third parties	20,062	17.6%	11,672	13.5%
Demurrage and storage	9,312	8.2%	8,209	9.5%
Car repair services	3,808	3.3%	3,177	3.7%
Other operating income	19,501	17.0%	14,404	16.6%

Total non-freight revenues	$114,249	100.0%	$86,527	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the six months ended June 30, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues by New Operations and Existing Operations

Six Months Ended June 30, 2008 and 2007

	2008			2007	2008-2007 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$46,679	$3,803	$42,876	$36,113	$10,566	29.3%	$6,763	18.7%
Car hire and rental income	14,887	1,278	13,609	12,952	1,935	14.9%	657	5.1%
Fuel sales to third parties	20,062	—	20,062	11,672	8,390	71.9%	8,390	71.9%
Demurrage and storage	9,312	201	9,111	8,209	1,103	13.4%	902	11.0%
Car repair services	3,808	81	3,727	3,177	631	19.9%	550	17.3%
Other operating income	19,501	65	19,436	14,404	5,097	35.4%	5,032	34.9%

Total non-freight revenues	$114,249	$5,428	$108,821	$86,527	$27,722	32.0%	$22,294	25.8%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $6.8 million, or 18.7%, of which $4.3 million was due to an increase from industrial switching due to expanded iron ore services in Australia and new industrial switching contracts in the United States, and $2.5 million was due to an increase in port switching revenues principally as a result of increased grain exports in the United States.

Fuel sales to third parties increased $8.4 million, or 71.9%, primarily due to a $5.2 million increase resulting from a 44.5% increase in revenue per gallon and a $3.2 million increase resulting from an 18.9% increase in gallons sold.

Demurrage and storage income increased $0.9 million, or 11.0%, primarily due to storage rate increases and an increase in quantity of railcars being stored.

Other operating income increased $5.0 million, or 34.9%, primarily in Australia, due to a $3.3 million increase from crewing and a $2.4 million increase from equipment leasing.

All other non-freight revenues increased $1.2 million, or 7.5%.

Operating Expenses

Overview

Operating expenses were $242.4 million in the six months ended June 30, 2008, compared with $205.7 million in the six months ended June 30, 2007, an increase of $36.7 million, or 17.9%. The increase was attributable to an increase of $29.0 million from existing operations and $7.7 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 82.6% in the six months ended June 30, 2008, from 82.1% in the six months ended June 30, 2007.

The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2008 and 2007 (dollars in thousands):

Operating Expense Comparison

Six Months Ended June 30, 2008 and 2007

	2008		2007
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$92,411	31.5%	$82,147	32.8%
Equipment rents	17,143	5.8%	18,976	7.6%
Purchased services	23,627	8.0%	19,146	7.6%
Depreciation and amortization	18,652	6.4%	15,546	6.2%
Diesel fuel used in operations	33,363	11.4%	21,102	8.4%
Diesel fuel sold to third parties	18,946	6.5%	11,071	4.4%
Casualties and insurance	8,038	2.7%	7,896	3.2%
Materials	12,597	4.3%	11,434	4.6%
Net gain on sale of assets	(3,031)	-1.0%	(463)	-0.2%
Other expenses	20,669	7.0%	18,846	7.5%

Total operating expenses	$242,415	82.6%	$205,701	82.1%

Labor and benefits expense was $92.4 million in the six months ended June 30, 2008, compared with $82.1 million in the six months ended June 30, 2007, an increase of $10.3 million, or 12.5%. The increase was attributable to an increase of $8.2 million from existing operations and $2.1 million from new operations. The increase from existing operations consisted primarily of an increase of $5.5 million attributable to annual wage increases and an average increase of approximately 55 employees. The increase in employees was primarily due to new crewing contracts in Australia and new switching contracts in the United States. In addition, labor and benefits increased $2.7 million due to the strengthening of the Australian dollar and Canadian dollar relative to the United States dollar.

Equipment rents were $17.1 million in the six months ended June 30, 2008, compared with $19.0 million in the six months ended June 30, 2007, a decrease of $1.8 million, or 9.7%. The decrease was attributable to a decrease of $3.4 million from existing operations, partially offset by $1.6 million from new operations. The decrease from existing operations was due to the purchase of rail cars previously leased and the expiration of two rail car leases.

Purchased services expense was $23.6 million in the six months ended June 30, 2008, compared with $19.1 million in the six months ended June 30, 2007, an increase of $4.5 million, or 23.4%. The increase was attributable to an increase of $3.4 million from existing operations and $1.1 million from new operations. The increase in existing operations was primarily due to equipment maintenance in Australia.

Depreciation and amortization expense was $18.7 million in the six months ended June 30, 2008, compared with $15.5 million in the six months ended June 30, 2007, an increase of $3.1 million, or 20.0%. The increase was attributable to an increase of $2.2 million in existing operations and $0.9 million from new operations. The increase in existing operations was primarily attributable to capital expenditures in 2008 and 2007.

Diesel fuel expense was $33.4 million in the six months ended June 30, 2008, compared with $21.1 million in the six months ended June 30, 2007, an increase of $12.3 million, or 58.1%. The increase was attributable to an increase of $11.3 million from existing operations and $1.0 million from new operations. The increase from existing operations was due to a $13.0 million increase resulting from a 61.4% increase in fuel cost per gallon, partially offset by $1.7 million due to a decrease of 4.9% in diesel fuel consumption.

Diesel fuel sold to third parties was $18.9 million in the six months ended June 30, 2008, compared with $11.1 million in the six months ended June 30, 2007, an increase of $7.9 million, or 71.1%. Of this increase, $4.9 million resulted from a 43.9% increase in diesel fuel cost per gallon and $3.0 million resulted from an increase of 18.9% in diesel fuel gallons sold.

Materials expense was $12.6 million in the six months ended June 30, 2008, compared with $11.4 million in the six months ended June 30, 2007, an increase of $1.2 million, or 10.2%. The increase was attributable to existing operations, primarily due to increased track maintenance in the United States.

Other expenses were $20.7 million in the six months ended June 30, 2008, compared with $18.8 million in the six months ended June 30, 2007, an increase of $1.8 million, or 9.7%. The increase was attributable to an increase of $1.2 million from existing operations and $0.6 million from new operations. The increase in existing operations was primarily due to acquisition-related expenses and a legal settlement associated with a liability claim from the late 1990s.

Other Income (Expense) Items

Interest Income

Interest income was $1.2 million in the six months ended June 30, 2008, compared with $6.0 million in the six months ended June 30, 2007, a decrease of $4.8 million. The decrease in interest income was driven by a reduction in our cash balances in 2007 primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the ARG Sale. In addition, cash balances were lower in the six months ended June 30, 2008 due to the share repurchase program completed in October 2007 and the Maryland Midland, RRF and CAGY acquisitions.

Interest Expense

Interest expense was $8.0 million in the six months ended June 30, 2008, compared with $7.0 million in the six months ended June 30, 2007, an increase of $1.0 million or 13.4%, primarily due to the increase in debt resulting from the purchase of Maryland Midland, RRF and CAGY and the share repurchase program which was completed in 2007.

Provision for Income Taxes

Our effective income tax rate in the six months ended June 30, 2008, was 38.9% compared with 28.9% in the six months ended June 30, 2007. The increase in 2008 was primarily attributable to the expiration of the United States railroad track maintenance credit on December 31, 2007.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the six months ended June 30, 2008, was $27.4 million, compared with income from continuing operations of $31.7 million in the six months ended June 30, 2007. Our diluted EPS from continuing operations in the six months ended June 30, 2008, were $0.76 with 36.2 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.77 with 41.1 million weighted average shares outstanding in the six months ended June 30, 2007. Diluted EPS from continuing operations for the six months ended June 30, 2008, included negative effects on operating income from the severe weather conditions in Canada and Illinois during the first quarter of 2008, severe flooding in the Midwestern United States, decreased interest income from our reduced cash balances, as well as a higher tax rate resulting primarily from the expiration of the United States railroad track maintenance credit. Basic EPS from continuing operations were $0.87 with 31.6 million weighted average shares outstanding in the six months ended June 30, 2008, compared with basic EPS from continuing operations of $0.87 with 36.6 million weighted average shares outstanding in the six months ended June 30, 2007.

Results from Discontinued Operations

Loss from discontinued operations related to our Mexican business in the six months ended June 30, 2008, was $1.6 million, compared with a loss from discontinued operations of $6.6 million in the six months ended June 30, 2007. Our diluted loss per share from discontinued operations in the six months ended June 30, 2008, was $0.04 with 36.2 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.16 with 41.1 million weighted average shares outstanding in the six months ended June 30, 2007. Basic loss per share from discontinued operations was $0.05 with 31.6 million weighted average shares outstanding in the six months ended June 30, 2008, compared with basic loss per share from discontinued operations of $0.18 with 36.6 million weighted average shares outstanding in the six months ended June 30, 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008, we generated $35.3 million of cash from continuing operations, compared with the use of $42.0 million of cash from continuing operations during the six months ended June 30, 2007. The increase in 2008 from 2007 was primarily due to the June 2007 payment of $95.6 million for Australia taxes related to the ARG Sale, which closed in 2006. In addition, in the six months of 2008, net cash provided by operating activities was reduced by $14.7 million as a result of cash used for working capital purposes, primarily payments of accounts payable and accrued liabilities. Other than the $95.6 million tax payment related to the ARG Sale, working capital provided $1.1 million to net cash flow from operations in the 2007 period.

During the six months ended June 30, 2008 and 2007, our cash flows used in investing activities from continuing operations were $116.7 million and $18.0 million, respectively. For the six months ended June 30, 2008, primary drivers of cash used in investing activities were $97.6 million of cash paid for acquisitions (net of cash acquired), $40.9 million of cash used for capital expenditures, partially offset by $8.5 million in cash received from government grants for capital spending completed in 2008, $8.3 million in cash received from government grants for capital spending completed in prior years, $4.6 million in cash proceeds from the disposition of property and equipment and $0.4 of insurance proceeds for the replacement of assets. For the six months ended June 30, 2007, primary drivers of cash used in investing activities were $27.5 million of capital expenditures, partially offset by $3.3 million received from government grants for capital spending in 2007, $3.9 million received from government grants and insurance proceeds for capital spending completed in 2006 and $0.5 million in cash proceeds from the disposition of property and equipment.

During the six months ended June 30, 2008, our cash flows provided by financing activities from continuing operations were $74.1 million, compared with cash used in financing activities from continuing operations of $62.9 million during the six months ended June 30, 2007. For the six months ended June 30, 2008, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $64.5 million and net cash inflows of $9.6 million from exercises of stock-based awards. For the six months ended June 30, 2007, primary drivers of cash used in financing activities from continuing operations were purchases of stock under publicly announced repurchase plans of $64.9 million, a net decrease in outstanding debt of $1.0 million and net cash inflows of $3.0 million from exercises of stock-based awards.

At June 30, 2008, we had long-term debt, including current portion, totaling $337.6 million, which comprised 41.6% of our total capitalization and $121.9 million unused borrowing capacity. At December 31, 2007, we had long-term debt, including current portion, totaling $272.8 million, which comprised 38.8% of our total capitalization.

2008 Budgeted Capital Expenditures

We have budgeted $61.0 million, net of government grants, in capital expenditures in 2008, which consist of track and equipment improvements of $48.0 million, business expansion projects of $12.0 million and equipment lease buyouts of $1.0 million. As of June 30, 2008, we have incurred $32.4 million of gross capital expenditures in 2008 and received $8.5 million under related government grants for 2008. We have also paid $8.5 million related to capital expenditures accrued on the consolidated balance sheet in 2007 and received $8.3 million from government grants related to our capital expenditures from prior years. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

United States and Canadian Credit Facilities

As of June 30, 2008, our $225.0 million revolving loan, which matures in 2010, consisted of $103.0 million in outstanding debt, letter of credit guarantees of $0.1 million and $121.9 million of unused borrowing capacity. The $121.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants all of which we were in compliance with as of June 30, 2008. See Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, for additional information regarding our credit facilities.

As discussed under Recent Developments, we expect to finance the recently announced agreement to acquire the OCR by amending and expanding the size of our senior credit facility from $256.0 million to $570 million. We anticipate closing the amended facility concurrent with the closing of the OCR acquisition, which is expected to close in the fourth quarter of 2008.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects on revenues for average foreign currency exchange rates in effect during the six months ended June 30, 2008, versus the six months ended June 30, 2007, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar in the six months ended June 30, 2008. However, since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. The following table sets forth the estimated impact of foreign currency translation on reported operating revenues (dollars in thousands):

	Six Months Ended June 30, 2008
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$197,724	$—	$197,724
Australia Operating Revenues	62,187	(5,281)	56,906
Canada Operating Revenues	29,895	(3,455)	26,440
Netherlands Operating Revenues	3,590	—	3,590

Total Operating Revenues	$293,396	$(8,736)	$284,660

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. There were no material changes in our off-balance sheet arrangements between December 31, 2007 and June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. We are currently evaluating the provisions of SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. We are currently evaluating the provisions of SFAS 161.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the provisions of FSP SFAS 142-3.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States GAAP. SFAS 162 is not expected to result in a change in current practices. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board’s (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Accordingly, we will adopt SFAS 162 within the required period. We do not expect the adoption of SFAS 162 to impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We are currently evaluating the provisions of FSP EITF 03-6-1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended June 30, 2008, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting — During the three months ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

As previously disclosed, on June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. The District Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of June 30, 2008, there was a net liability of $1.7 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), our subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, our total claims against CSX and KCS under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On March 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On July 30, 2008, CSX filed a complaint-bill of summary in Superior Court in Connecticut seeking information from us related to the ongoing arbitration. CSX alleges it has suffered damages in an amount exceeding $3.0 million, but yet to be finally determined. We plan to vigorously defend ourself against CSX’s claims, which we believe to be without merit, and will pursue insurance recovery as appropriate. Although we believe we are entitled to payment for our claims, and that we have meritorious defenses against CSX’s claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Sheperdsville, Kentucky Litigation

As previously disclosed, on January 16, 2007, CSX’s freight train Q502-15 derailed in Sheperdsville, Kentucky. The derailment involved approximately 13 railcars carrying a variety of chemicals. As a consequence of this derailment, we were named as a defendant in two personal injury lawsuits and one class action lawsuit. On May 16, 2008, the United States District Court for the Western District of Kentucky at Louisville entered an order dismissing with prejudice the remaining claim against us associated with the aforementioned derailment.

Other

In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there would exist the possibility of a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

ITEM 1A.	RISK FACTORS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2008	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans of Program
April 1 to April 30	—	$—	—	—
May 1 to May 31	5,288	$40.82	—	—
June 1 to June 30	52,794	$40.52	—	—

(1)	The 58,082 shares acquired in the three months June 30, 2008, represent common stock acquired by us from our employees who exchanged owned shares in lieu of cash to pay for equity award exercises and taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2008 our stockholders voted on the following proposals at our Annual Stockholders Meeting:

Proposal 1: To elect three directors, Mortimer B. Fuller III, John C. Hellmann and Robert M. Melzer to serve for a three-year term expiring in 2011:

	Total Votes For	Total Votes Authority Held
Mortimer B. Fuller III	66,388,205	681,876
John C. Hellmann	66,596,706	474,375
Robert M. Melzer	66,574,903	495,178

Proposal 2: To ratify the selection of PricewaterHouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Total Votes For:	66,984,917
Total Votes Against:	61,876
Total Votes Abstained:	23,289

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: August 7, 2008	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: August 7, 2008	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3	(i) Articles of Incorporation

The Exhibit referenced under 4.1 of the Registrant’s Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference

(ii) By-Laws

Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004

10.1	Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008)

10.2	Form of Option Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference from exhibit 10.1 above)

10.3	Form of Restricted Stock Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan (incorporated by reference from exhibit 10.1 above)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications