Form 10-Q
period 2008-09-30
GENESEE & WYOMING INC
filed 2008-11-07
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Do not check if a smaller

reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on October 31, 2008:

Class	Number of Shares Outstanding
Class A Common Stock	32,046,016
Class B Common Stock	3,975,178

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 and DECEMBER 31, 2007

(dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,508	$46,684
Accounts receivable, net	140,792	125,934
Materials and supplies	8,191	7,555
Prepaid expenses and other	9,934	18,147
Current assets of discontinued operations	1,483	2,213
Deferred income tax assets, net	7,246	7,495

Total current assets	207,154	208,028

PROPERTY AND EQUIPMENT, net	789,667	696,990
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,894	4,696
GOODWILL	57,411	39,352
INTANGIBLE ASSETS, net	194,338	117,106
DEFERRED INCOME TAX ASSETS, net	197	1,353
OTHER ASSETS, net	8,974	10,276

Total assets	$1,262,635	$1,077,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,301	$2,247
Accounts payable	137,729	128,038
Accrued expenses	40,037	37,792
Current liabilities of discontinued operations	1,080	3,919
Deferred income tax liabilities, net	79	66

Total current liabilities	181,226	172,062

LONG-TERM DEBT, less current portion	314,699	270,519
DEFERRED INCOME TAX LIABILITIES, net	154,280	93,336
DEFERRED ITEMS - grants from governmental agencies	111,791	94,651
OTHER LONG-TERM LIABILITIES	21,158	15,144
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	1,254	1,108
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 44,432,426 and 43,773,926 shares issued and 32,037,025 and 31,436,607 shares outstanding (net of 12,395,401 and 12,337,319 shares in treasury, respectively) on September 30, 2008 and December 31, 2007	444	438
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 3,975,178 shares issued and outstanding on September 30, 2008 and December 31, 2007	40	40
Additional paid-in capital	214,932	197,463
Retained earnings	454,309	407,367
Accumulated other comprehensive income	10,844	25,660
Less treasury stock, at cost	(202,342)	(199,987)

Total stockholders’ equity	478,227	430,981

Total liabilities and stockholders’ equity	$1,262,635	$1,077,801

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES	$159,432	$131,224	$452,828	$381,625

OPERATING EXPENSES:
Transportation	51,897	42,261	152,629	122,014
Maintenance of ways and structures	11,718	11,783	36,249	34,830
Maintenance of equipment	18,084	17,426	53,954	52,622
Diesel fuel sold to third parties	9,947	6,969	28,893	18,042
General and administrative	24,186	20,605	70,901	62,155
Net gain on sale of assets	(1,185)	(5,450)	(4,216)	(5,914)
Depreciation and amortization	10,219	7,969	28,871	23,515

Total operating expenses	124,866	101,563	367,281	307,264

INCOME FROM OPERATIONS	34,566	29,661	85,547	74,361
Interest income	597	1,107	1,753	7,069
Interest expense	(4,250)	(3,613)	(12,203)	(10,626)
Minority interest	(61)	—	(146)	—
Other (expense) income, net	(99)	(47)	560	846

Income from continuing operations before income taxes	30,753	27,108	75,511	71,650
Provision for income taxes	10,686	4,069	28,082	16,927

Income from continuing operations	20,067	23,039	47,429	54,723
Income (loss) from discontinued operations, net of tax	1,087	(6,873)	(487)	(13,494)

Net income	$21,154	$16,166	$46,942	$41,229

Basic earnings per common share from continuing operations	$0.63	$0.68	$1.49	$1.53
Basic earnings (loss) per common share from discontinued operations	0.03	(0.20)	(0.02)	(0.38)

Basic earnings per common share	$0.66	$0.48	$1.48	$1.15

Weighted average shares - Basic	32,018	34,026	31,758	35,702

Diluted earnings per common share from continuing operations	$0.55	$0.60	$1.31	$1.36
Diluted earnings (loss) per common share from discontinued operations	0.03	(0.18)	(0.01)	(0.34)

Diluted earnings per common share	$0.58	$0.42	$1.29	$1.02

Weighted average shares - Diluted	36,592	38,515	36,334	40,233

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,942	$41,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	487	13,494
Depreciation and amortization	28,871	23,515
Compensation cost related to equity awards	4,163	4,068
Excess tax benefit from share-based compensation	(4,169)	(847)
Deferred income taxes	7,549	4,195
Net gain on sale of assets	(4,216)	(5,914)
Minority interest	146	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(3,357)	(4,514)
Materials and supplies	(662)	2,197
Prepaid expenses and other	8,968	(144)
Accounts payable and accrued expenses	4,580	20,920
Income taxes payable - Australia	(1,956)	(92,737)
Other assets and liabilities, net	3,972	58

Net cash provided by operating activities from continuing operations	91,318	5,520
Net cash used in operating activities from discontinued operations	(2,815)	(10,677)

Net cash provided by (used in) operating activities	88,503	(5,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(61,999)	(61,307)
Grant proceeds from government agencies	21,832	19,949
Cash paid for acquisitions, net of cash acquired	(115,699)	—
Insurance proceeds for the replacement of assets	419	1,747
Proceeds from disposition of property and equipment	6,992	8,106

Net cash used in investing activities from continuing operations	(148,455)	(31,505)
Net cash used in investing activities from discontinued operations	—	(517)

Net cash used in investing activities	(148,455)	(32,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(117,905)	(1,451)
Proceeds from issuance of long-term debt	163,000	25,000
Net proceeds from employee stock purchases	9,122	2,978
Treasury stock purchases	(2,355)	(171,018)
Excess tax benefit from share-based compensation	4,169	847

Net cash provided by (used in) financing activities from continuing operations	56,031	(143,644)
Net cash used in financing activities from discontinued operations	—	(13,301)

Net cash provided by (used in) financing activities	56,031	(156,945)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,907)	7,838

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(348)	(1,258)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,176)	(187,544)
CASH AND CASH EQUIVALENTS, beginning of period	46,684	240,206

CASH AND CASH EQUIVALENTS, end of period	$39,508	$52,662

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2008 and 2007, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2007 was derived from the audited financial statements in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2008 presentation.

2. CHANGES IN OPERATIONS:

United States

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.5 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, the Company also paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, the Company has agreed to pay additional contingent consideration of up to $3.5 million upon satisfaction of certain conditions over the next two years, which will be recorded as additional cost of the acquisition when the contingency is resolved. The results of operations for CAGY are included in the Company’s consolidated statements of operations as of the date of acquisition.

CAGY is the parent company of three short line railroads, Columbus & Greenville Railway in Mississippi; Chattooga & Chickamauga Railway in Georgia and Tennessee; and Luxapalila Valley Railroad in Mississippi and Alabama. CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, as well as own and lease more than 280 miles of track. The Company has included 100% of the value of CAGY’s net assets in its consolidated balance sheet since May 31, 2008.

While the Company expects to complete its purchase price allocation among the respective assets and liabilities of CAGY during 2008, the following table sets forth its preliminary allocation as of September 30, 2008 (dollars in thousands), inclusive of the $15.1 million additional purchase price paid in the third quarter of 2008:

Cash	$17,242
Other current assets	5,198
Property and equipment	66,935
Intangible assets	80,472
Other assets	99

Total assets	169,946

Current liabilities	7,292
Long-term debt, including current portion	1,361
Deferred tax liability, net	54,190
Other long-term liabilities	363

Total liabilities	63,206

Net assets	$106,740

Maryland Midland Railway, Inc.: On December 31, 2007, the Company acquired 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $19.4 million (net of $7.5 million cash acquired). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash acquired), property and equipment ($47.0 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities ($17.9 million) and minority interest ($0.8 million). The Company will complete its purchase price allocation during 2008. The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to the Company for $4.4 million at its discretion until December 31, 2012. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX Corporation (CSX). The results of operations for Maryland Midland are included in the Company’s consolidated statements of operations as of the acquisition date. The Company has included 100% of the value of Maryland Midland’s net assets in its consolidated balance sheet since December 31, 2007.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. The purchase price was preliminarily allocated as follows: current assets ($2.7 million), property and equipment ($0.8 million), goodwill ($20.9 million), less current liabilities ($1.8 million). In addition, the Company has agreed to pay contingent consideration of up to €1.5 million (or $2.1 million at the September 30, 2008 exchange rate) payable over the next three years. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned operators. RRF’s operations include 12 locomotives (leased and owned) and 35 employees. The results of operations for RRF are included in the Company’s consolidated statements of operations as of the acquisition date. The Company has included 100% of the value of RRF’s net assets in its consolidated balance sheet since April 8, 2008.

Mexico

During the third quarter of 2007, the Company’s Mexican subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), ceased its operations and initiated formal liquidation proceedings. Results from the Company’s Mexican operations for the three and nine months ended September 30, 2008 and 2007, are included in results from discontinued operations. See Note 10 for additional information regarding the Company’s discontinued operations.

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

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (grain in South Australia).

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007, as if CAGY had been acquired at the beginning of each period (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2007	Nine Months Ended September 30,
		2008	2007
Operating Revenues	$133,705	$461,322	$388,562
Net Income	$22,995	$46,966	$54,009
Basic Earnings per common share from continuing operations	$0.68	$1.48	$1.51
Diluted Earnings per common share from continuing operations	$0.60	$1.29	$1.34

The unaudited pro forma operating results include the acquisition of CAGY adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets acquired based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. CAGY’s results for the nine months ended September 30, 2008, reflected in these pro forma operating results, include certain senior management compensation that the Company does not believe would have continued as ongoing expenses but do not qualify for elimination under the treatment and presentation of pro forma financial results.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transaction been completed as of the assumed date and for the periods presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$20,067	$23,039	$47,429	$54,723
Income (loss) from discontinued operations, net of tax	1,087	(6,873)	(487)	(13,494)

Net income	$21,154	$16,166	$46,942	$41,229

Denominators:
Weighted average Class A common shares outstanding - Basic	32,018	34,026	31,758	35,702
Weighted average Class B common shares outstanding	3,975	3,975	3,975	3,975
Dilutive effect of employee stock grants	599	514	601	556

Weighted average shares - Dilutive	36,592	38,515	36,334	40,233

Earnings per common share:
Basic:
Earnings per common share from continuing operations	$0.63	$0.68	$1.49	$1.53
Earnings (loss) per common share from discontinued operations	0.03	(0.20)	(0.02)	(0.38)

Earnings per common share	$0.66	$0.48	$1.48	$1.15

Diluted:
Earnings per common share from continuing operations	$0.55	$0.60	$1.31	$1.36
Earnings (loss) per common share from discontinued operations	0.03	(0.18)	(0.01)	(0.34)

Earnings per common share	$0.58	$0.42	$1.29	$1.02

For the three months ended September 30, 2008 and 2007, a total of 4,818 and 1,166,634 shares, respectively, and for the nine months ended September 30, 2008 and 2007, a total of 389,413 and 1,166,634 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the exercise prices for those stock options exceeded the average market price for the Company’s common stock for the respective period.

Stock Repurchase

During the three and nine months ended September 30, 2007, the Company repurchased 3,934,900 and 6,387,430 shares, respectively, of the Company’s Class A common stock under a repurchase plan previously authorized by its Board of Directors. These shares were repurchased at an average cost of $26.94 and $26.75 per share, respectively. As of December 31, 2007, the Company had fully exhausted all of its existing authorizations to repurchase shares.

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007
Accounts receivable - trade	$130,986	$116,671
Accounts receivable - government grants	12,238	11,320

Total accounts receivable	143,224	127,991
Less: allowance for doubtful accounts	(2,432)	(2,057)

Accounts receivable, net	$140,792	$125,934

5. INTANGIBLE ASSETS AND GOODWILL:

Intangible assets were as follows (dollars in thousands):

	September 30, 2008			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$6,548	$31,074	28 years
Customer Contracts and Relationships	135,331	7,958	127,373	38 years
Non-amortizable intangible assets:
Track Access/Maintenance Agreements	35,891	—	35,891	—

Total Intangible Assets	$208,844	$14,506	$194,338	36 years

	December 31, 2007			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$5,547	$32,075	28 years
Customer Contracts and Relationships	54,859	5,719	49,140	27 years
Non-amortizable intangible assets:
Track Access/Maintenance Agreements	35,891	—	35,891	—

Total Intangible Assets	$128,372	$11,266	$117,106	28 years

In the preliminary purchase price allocation of the CAGY acquisition, the Company allocated $80.5 million to amortizable customer contracts and relationships intangible assets as of September 30, 2008. Based on the Company’s preliminary estimate of their expected economic life, these intangible assets are being amortized on a straight line basis over a weighted average of 45 years, which began on May 31, 2008.

The Track Access/Maintenance Agreements are perpetual agreements on one of the Company’s railroads. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), these assets have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment annually (or in interim periods if events indicate possible impairment).

For the three and nine months ended September 30, 2008, the aggregate amortization expense associated with intangible assets was approximately $1.3 million and $3.2 million, respectively. For the three and nine months ended September 30, 2007, the aggregate amortization expense associated with intangible assets was approximately $0.9 million and $2.7 million, respectively. The Company estimates the future aggregate amortization expense related to intangible assets will be as follows for the periods presented (dollars in thousands):

2008 (October through December)	$1,316
2009	5,264
2010	5,264
2011	5,264
2012	5,264
Thereafter	136,075

Total	$158,447

In accordance with SFAS 142, goodwill is not amortized. The changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Goodwill:
Balance at beginning of period	$39,352	$37,788
Goodwill additions	20,885	—
Currency translation adjustment	(2,826)	1,564

Balance at end of period	$57,411	$39,352

In the preliminary purchase price allocation of the RRF acquisition, the Company allocated $20.9 million to goodwill as of September 30, 2008. The $20.9 million of goodwill will not be deductible for tax purposes.

Under SFAS 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment).

6. INCOME TAXES:

The Company’s effective income tax rate in the three months ended September 30, 2008, was 34.7% compared with 15.0% in the three months ended September 30, 2007. The Company’s effective income tax rate in the nine months ended September 30, 2008, was 37.2% compared with 23.6% in the nine months ended September 30, 2007. The increase in 2008 was primarily attributable to the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on December 31, 2007, as further described in Note 12. In addition, in 2007 the Company had incremental United States foreign tax credits of $5.8 million associated with the 2006 sale of the Western Australia operations and certain assets of the Australian Railroad Group (ARG) , previously owned by the Company and a joint venture partner (ARG Sale). The determination of the amount of the Unites States foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 United States tax return, which occurred in June and September 2007, respectively. In the three month period ended September 30, 2007, the Company recorded $2.6 million of additional prior year United States taxes relative to the ARG Sale. The Company assessed the effect of the $2.6 million additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period.

7. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

As previously disclosed, on June 25, 2007, FCCM formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. The District Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of September 30, 2008, there was a net asset of $0.4 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), the Company’s subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, the Company’s total claims against CSX and KCS under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On April 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On May 5, 2008, KCS filed an answering statement and counterclaims. On July 30, 2008, CSX filed a complaint-bill of discovery in Superior Court in Connecticut seeking information from the Company related to the ongoing arbitration. On August 25, 2008, CSX and KCS alleged that they have suffered damages in an amount exceeding $3.0 million and $0.6 million, respectively, but yet to be finally determined. The Company plans to vigorously defend itself against the CSX and KCS claims, which it believes to be without merit, and will pursue insurance recovery as appropriate. Although the Company believes it is entitled to payment for its claims, and that it has meritorious defenses against the counter claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs.

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

8. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008	2007
Net income	$21,154	$16,166
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(20,047)	6,459
Mexico investment (recognized loss from foreign currency translation)	—	5,426
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $6	—	13
Changes in pension and other postretirement benefit, net of tax provision of $25 and $31, respectively	46	57

Comprehensive income	$1,153	$28,121

	Nine Months Ended September 30,
	2008	2007
Net income	$46,942	$41,229
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(14,952)	15,369
Mexico investment (recognized loss from foreign currency translation)		5,472
Net unrealized losses on qualifying cash flow hedges, net of tax provision of $19	—	43
Changes in pension and other postretirement benefit, net of tax provision of $73 and $64, respectively	136	119

Comprehensive income	$32,126	$62,232

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Accumulated Other Comprehensive Income
Balances, December 31, 2007	$25,741	$(81)	$25,660
Current period change	(14,952)	136	(14,816)

Balances, September 30, 2008	$10,789	$55	$10,844

The change in the foreign currency translation adjustment for the nine months ended September 30, 2008, relates to the Company’s operations with a functional currency in Australian dollars, Canadian dollars and Euros.

9. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

The Company had outstanding grant receivables from governmental agencies for capital expenditures of $10.3 million and $12.9 million as of September 30, 2008 and 2007, respectively. At September 30, 2008, approximately $11.9 million of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.

10. DISCONTINUED OPERATIONS:

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

The Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies to recover its operating assets. See Note 7 for additional information regarding these actions and legal remedies. As of September 30, 2008, there was a net asset of $0.4 million remaining on the Company’s balance sheet associated with its Mexican operations.

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

The results of the discontinued Mexican business for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Operating Revenues	$—	$1,730	$—	$14,305

Income (loss) from discontinued operations before income taxes	136	(18,498)	(1,552)	(24,817)
Benefit for income taxes	(951)	(11,625)	(1,065)	(11,323)

Income (loss) from discontinued operations, net of tax	$1,087	$(6,873)	$(487)	$(13,494)

The benefit for income taxes for the three and nine months ended September 30, 2008, was primarily due to tax deductions identified in conjunction with the filing of the Company’s 2007 United States income tax return. These tax deductions represented $0.9 million in deferred income tax assets, which were previously fully offset by a valuation allowance. Accordingly, the Company reduced the related valuation allowance during the period.

As a result of ceasing its Mexican rail operations and initiating formal liquidation proceedings during 2007, the Company recorded a net United States tax benefit of $11.6 million within loss from discontinued operations in the three month period ended September 30, 2007.

Having met the criteria outlined in SFAS 144, the assets and liabilities of FCCM and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios), were classified as discontinued operations in the Company’s consolidated balance sheet as of September 30, 2008 and December 31, 2007. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the consolidated balance sheets were as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$565	$217
Accounts receivable, net	—	815
Prepaid expenses and other	867	1,053
Property and equipment, net	51	128

Current assets of discontinued operations	$1,483	$2,213

Accounts payable	$356	$651
Accrued expenses	724	3,223
Other liabilities	—	45

Current liabilities of discontinued operations	$1,080	$3,919

11. RECENTLY ISSUED ACCOUNTING STANDARDS:

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer, establishes the acquisition date and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires acquisition-related costs to be expensed as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. The provisions of SFAS 141R will be effective for the Company for all business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests are reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest is separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. The Company will apply the provisions of the standard to its minority interest prospectively beginning January 1, 2009, and apply the presentation and disclosure requirements retrospective as of that date. The Company does not expect the application of the retrospective requirements of this standard to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States GAAP. SFAS 162 is not expected to result in a change in current practices. SFAS 162 is effective January 15, 2009. The Company does not expect the adoption of SFAS 162 to impact the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the adoption of FSP EITF 03-6-1 to impact the Company’s consolidated financial statements.

12. SUBSEQUENT EVENTS:

On October 1, 2008, the Company completed the acquisition of 100% of the equity interests of Summit View, Inc., the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for $234.3 million in cash, subject to adjustment for final working capital. The acquisition is subject to the approval of the Surface Transportation Board, which is pending. The cash purchase price included $7.5 million of contingent consideration that the Company has placed into escrow, which will be paid to the seller upon satisfaction of certain conditions. OCR has more than 170 employees, operates over 445 miles of track, owns 64 locomotives and handles approximately 140,000 annual carloads, primarily in the coal, steel and solid waste industries. The Company financed the cash purchase price for OCR by borrowing under its Second Amended and Restated Revolving Credit and Term Loan Agreement.

On October 1, 2008, the Company announced that it had completed its acquisition of Georgia Southwestern Railroad, Inc. (Georgia Southwestern), for a cash purchase price of $16.5 million, of which, $0.5 million will be paid in conjunction with the adjustment for working capital, and the assumption of $5.4 million in debt. The acquisition is subject to the approval of the Surface Transportation Board, which is pending. The Georgia Southwestern has 20 employees, operates over 220 miles of track, owns 10 locomotives and handles approximately 10,000 carloads annually, primarily serving customers in the peanut, general agriculture, animal feed and ethanol distribution markets.

On October 1, 2008, the Company closed on its Second Amended and Restated Credit and Term Loan Agreement (Credit Agreement). The amendment expanded the size of the Company’s senior credit facility from $256.0 million to $570.0 million and extended the maturity date to October 1, 2013. Following the amendment and restatement, the credit facilities were composed of a $300.0 million revolving loan, a $240.0 million United States term loan and a $30.0 million (C$31.2 million) Canadian term loan. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice referred to as swingline loans. Initial borrowings will be priced at LIBOR plus

2.0%. The proceeds under the Credit Agreement can be used for general corporate purposes, working capital, to refinance existing indebtedness, as well as capital expenditures, acquisitions and investments permitted under the Credit Agreement.

The Credit Agreement provides lending under the revolving credit facility in United States dollars to the Company, and Euros, Canadian Dollars and Australian Dollars to certain of the Company’s foreign subsidiaries. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The base rate margin varies from 0.25% to 1.25% depending on leverage and the LIBOR margin varies from 1.25% to 2.25% depending on leverage. The minimum margin on LIBOR based borrowings through March 31, 2009 is 2.0%. The credit facilities and revolving loan are guaranteed by substantially all of the Company’s United States subsidiaries for the United States guaranteed obligations and by substantially all of the Company’s foreign subsidiaries for the foreign guaranteed obligations. The credit facilities contain certain financial and nonfinancial covenants.

On October 2, 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rates on a portion of its outstanding borrowings. The first swap has a notional amount of $120.0 million and requires the Company to pay 3.88% and allows it to receive 1-month LIBOR. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires the Company to pay 3.07% and allows it to receive 1-month LIBOR. This swap expires on December 31, 2009. From October 6, 2008 until October 31, 2008, 1-month LIBOR was set at 4.045%.

On October 3, 2008, the United States enacted the Emergency Economic Stabilization Act of 2008 (Stabilization Act of 2008), which included the renewal of the Short Line Tax Credit. The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The Stabilization Act of 2008 extends the credit through December 31, 2009, and is retroactive to January 1, 2008. The Stabilization Act of 2008 provides for an income tax credit equal to 50 percent of qualified railroad track maintenance expenditures, subject to an annual limitation of $3,500 multiplied by the number of track miles owned or leased by the Company. In addition, the Stabilization Act of 2008 changed the amount of credit allowed against regular tax by removing the previous limitation based on the Company’s Alternative Minimum Tax (AMT). As a result of this change, the Company can utilize the Short Line Tax Credit to offset 75% of its regular United States income tax, subject to the total Short Line Tax Credit available. The Company will record the cumulative 2008 benefit of the extension of this credit in the three month period ended December 31, 2008.

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

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A of this filing and our previous filings, and those noted in our 2007 Annual Report on Form 10-K under “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia and the Netherlands and own a minority interest in a railroad in Bolivia. Including the acquisitions of the Ohio Central Railroad System (OCR) and Georgia Southwestern Railroad, Inc. (Georgia Southwestern) in October 2008, which are pending approvals by the Surface Transportation Board, operations currently include 63 railroads organized in nine regions, with more than 6,700 miles of owned and leased track and approximately 3,000 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income in the three months ended September 30, 2008, was $21.2 million, compared with net income of $16.2 million in the three months ended September 30, 2007. Our diluted earnings per share (EPS) in the three months ended September 30, 2008, were $0.58 with 36.6 million weighted average shares outstanding, compared with diluted EPS of $0.42 with 38.5 million weighted average shares outstanding in the three months ended September 30, 2007. Diluted EPS from continuing operations in the third quarter of 2008 were $0.55, compared with diluted EPS from continuing operations of $0.60 in the third quarter of 2007. Our Mexican operations are included in discontinued operations.

Income from continuing operations in the three months ended September 30, 2008, was $20.1 million, compared with income from continuing operations of $23.0 million in the three months ended September 30, 2007. Our effective income tax rate increased from 15.0% in the three months ended September 30, 2007, to 34.7% in the three months ended September 30, 2008, primarily due to the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on December 31, 2007. Our diluted EPS from continuing operations in the three months ended September 30, 2008, was $0.55 with 36.6 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.60 with 38.5 million weighted average shares outstanding in the three months ended September 30, 2007. Income from continuing operations in the third quarter of 2008 included gains from the sale of assets and a net tax benefit associated with the filing of our 2007 United States income tax return, which combined, increased diluted EPS by $0.03. Income from continuing operations in the third quarter of 2007 included gains from the sale of assets, a net tax benefit associated with the sale of the Western Australia operations of the Australian Railroad Group (ARG) previously owned by GWI and a joint venture partner (ARG Sale) and a net tax benefit from the Short Line Tax Credit, all of which combined increased diluted EPS by $0.24. Our operating income in the three months ended September 30, 2008, was $34.6 million, compared with $29.7 million in the three months ended September 30, 2007.

Operating revenues in the three months ended September 30, 2008, were $159.4 million, compared with $131.2 million in the three months ended September 30, 2007. The increase in our revenues was due to an increase of $15.4 million, or 11.7%, in same railroad revenues and $12.8 million from recent acquisitions, the Maryland Midland Railway, Inc. (Maryland Midland), Rotterdam Rail Feeding B.V. (RRF) and CAGY Industries, Inc. (CAGY).

When we discuss same railroad revenues, we are referring to the change in our revenues period-over-period associated with our existing operations (i.e., excluding the impact of acquisitions). Same railroad freight revenues increased $6.3 million, or 7.6%, in the three months ended September 30, 2008, compared with the three months ended September 30, 2007, primarily due to an increase in average freight revenues per carload of 15.3%. Same railroad non-freight revenues increased $9.1 million, or 18.9%, in the three months ended September 30, 2008, compared with the three months ended September 30, 2007, primarily due to higher revenues at our industrial switching and United States port railroads, higher third-party fuel sales in Australia, and increased crewing and iron ore services in Australia.

Our operating ratio was 78.3% in the three months ended September 30, 2008, compared with an operating ratio of 77.4% in the three months ended September 30, 2007. Operating expenses were $124.9 million in the three months ended September 30, 2008, compared with $101.6 million in the three months ended September 30, 2007, an increase of $23.3 million, or 22.9%. The increase was attributable to an increase of $14.5 million from existing operations and $8.8 million from new operations. Operating income in the three months ended September 30, 2008, included gains on the sale of assets of $1.2 million, including an insurance recovery of $0.4 million, compared with gains of $5.5 million, including an insurance recovery of $1.7 million, in the 2007 period.

Net income in the nine months ended September 30, 2008, was $46.9 million, compared with net income of $41.2 million in the nine months ended September 30, 2007. Our diluted EPS in the nine months ended September 30, 2008, were $1.29 with 36.3 million weighted average shares outstanding, compared with diluted EPS of $1.02 with 40.2 million weighted average shares outstanding in the nine months ended September 30, 2007. Income from continuing operations in the nine months ended September 30, 2008, was $47.4 million, compared with income from continuing operations of $54.7 million in the nine months ended September 30, 2007. Our effective income tax rate increased to 37.2% in the nine months ended September 30, 2008 from 23.6% in the nine months ended September 30, 2007. Our diluted EPS from continuing operations in the nine months ended September 30, 2008, was $1.31 with 36.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.36 with 40.2 million weighted average shares outstanding in the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, we generated $91.3 million in cash from operating activities from continuing operations, which included $11.5 million provided by working capital. We purchased $62.0 million of property and equipment, received $12.7 million from government grants for capital spending completed in 2008 and $9.1 million in cash from government grants for capital spending completed in prior years. We paid $115.7 million for the acquisitions of CAGY and RRF and the final working capital adjustment related to the December 2007 acquisition of Maryland Midland. We received $7.4 million in cash from the sale of assets and insurance proceeds.

Discontinued Operations

During the third quarter of 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM). The Secretaria de Comunicaciones y Transportes (SCT) contested our resignation of the concession and seized substantially all of FCCM’s operating assets in response to the resignation. We believe the SCT’s actions were unlawful and we are pursuing appropriate legal remedies to recover FCCM’s operating assets.

Income from discontinued operations, net of tax, was $1.1 million in the three months ended September 30, 2008, compared with a loss from discontinued operations, net of tax, of $6.9 million in the three months ended September 30, 2007. The income from discontinued operations increased diluted EPS by $0.03 in the three months ended September 30, 2008, compared with a $0.18 negative impact on diluted EPS in the three months ended September 30, 2007.

Loss from discontinued operations, net of tax, was $0.5 million in the nine months ended September 30, 2008, compared with a loss from discontinued operations, net of tax, of $13.5 million in the nine months ended September 30, 2007. The loss from discontinued operations reduced diluted EPS by $0.01 in the nine months ended September 30, 2008, compared with a $0.34 negative impact on diluted EPS in the nine months ended September 30, 2007. The loss from discontinued operations in the nine months ended September 30, 2008, resulted from the continued wind-down of our Mexican operations.

Recent Developments

On October 1, 2008, we completed the acquisition of 100% of the equity interests of Summit View, Inc., the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for $234.3 million in cash, subject to adjustment for final working capital. The acquisition is subject to the approval of the Surface Transportation Board, which is pending. The cash purchase price included $7.5 million of contingent consideration that we have placed into escrow, which will be paid upon satisfaction of certain conditions. OCR has more than 170 employees, operates over 445 miles of track, owns 64 locomotives and handles approximately 140,000 annual carloads, primarily in the coal, steel and solid waste industries. We financed the cash purchase price for OCR by borrowing under our Second Amended and Restated Revolving Credit and Term Loan Agreement (Credit Agreement).

On October 1, 2008, we announced that we completed the acquisition of Georgia Southwestern Railroad, Inc. (Georgia Southwestern), for a cash purchase price of $16.5 million, of which, $0.5 million will be paid in conjunction with the adjustment for final working capital, and the assumption of $5.4 million in debt. The acquisition is subject to the approval of the Surface Transportation Board, which is pending. The Georgia Southwestern has 20 employees, operates over 220 miles of track, owns 10 locomotives and handles approximately 10,000 carloads annually, primarily serving customers in the peanut, general agriculture, animal feed and ethanol distribution markets.

On October 1, 2008, we borrowed $401.0 million under our Credit Agreement. These borrowings included $234.3 million to finance the acquisition of OCR and $16.0 million to finance the acquisition of the Georgia Southwestern, $36.7 million for general corporate purposes and $114.0 million to replace existing indebtedness. These initial borrowings will bear interest at 1-month LIBOR plus 2.0%, or 5.72%. The borrowings are payable in five years. See Liquidity and Capital Resource – Credit Facilities for additional information regarding our Credit Agreement.

On October 2, 2008, we entered into two interest rate swap agreements to manage our exposure to interest rates on a portion of our outstanding borrowings. The first swap has a notional amount of $120.0 million and requires us to pay 3.88% and allows us to receive 1-month LIBOR. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires us to pay 3.07% and allows us to receive 1-month LIBOR. This swap expires on December 31, 2009. From October 6, 2008 until October 31, 2008, 1-month LIBOR was set at 4.045%.

On October 3, 2008, the United States enacted the Emergency Economic Stabilization Act of 2008 (Stabilization Act of 2008), which included the renewal of the Short Line Tax Credit. The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The Stabilization Act of 2008 extends the credit through December 31, 2009, and is retroactive to January 1, 2008. The Stabilization Act of 2008 provides for an income tax credit equal to 50 percent of qualified railroad track maintenance expenditures, subject to an annual limitation of $3,500 multiplied by the number of track miles owned or leased by us. In addition, the Stabilization Act of 2008 changed the amount of credit allowed against regular tax by removing the previous limitation based on our Alternative Minimum Tax (AMT). As a result of this change, we can utilize the Short Line Tax Credit to offset 75% of our regular United States income tax, subject to the total Short Line Tax Credit available. We will record the cumulative 2008 benefit of the extension of this credit in the three month period ended December 31, 2008.

The United States dollar has appreciated significantly against most major world currencies since June 30, 2008. During the period June 30, 2008, through October 31, 2008, the foreign exchange rate for the Australian dollar declined 31.3% from $0.96 to $0.66, and the foreign exchange rate for the Canadian dollar declined 16.3%, from $0.98 to $0.82. Consequently, although foreign currency translation has had a positive impact on revenues for the nine months ended September 30, 2008, versus the nine months ended September 30, 2007, we expect that foreign currency translation will have a negative impact on our financial position and results of operations as of and for the three months ended December 31, 2008.

Changes in Operations

United States

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY for cash consideration of approximately $71.5 million (net of $17.2 million cash acquired). An additional $2.9 million was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, we paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, we have agreed to pay contingent consideration of up to $3.5 million upon satisfaction of certain conditions over the next two years, which will be recorded as additional cost of the acquisition when the contingency is resolved. The results of operations for CAGY are included in our consolidated statements of operations as of the date of acquisition.

CAGY is the parent company of three short line railroads, Columbus & Greenville Railway in Mississippi; Chattooga & Chickamauga Railway in Georgia and Tennessee; and Luxapalila Valley Railroad in Mississippi and Alabama. CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, own and lease more than 280 miles of track and are expected to haul more than 26,000 carloads of freight traffic over the next 12 months. We have included 100% of the value of CAGY’s net assets in our consolidated balance sheet since May 31, 2008.

While we expect to complete our allocation of the value of CAGY among the respective assets and liabilities during 2008, the following table sets forth our preliminary allocation as of September 30, 2008 (dollars in thousands), inclusive of the $15.1 million additional purchase price paid in the third quarter of 2008:

Cash	$17,242
Other current assets	5,198
Property and equipment	66,935
Intangible assets	80,472
Other assets	99

Total assets	169,946

Current liabilities	7,292
Long-term debt, including current portion	1,361
Deferred tax liability, net	54,190
Other long-term liabilities	363

Total liabilities	63,206

Net assets	$106,740

Maryland Midland Railway, Inc.: On December 31, 2007, we acquired 87.4% of Maryland Midland for cash consideration of approximately $19.4 million (net of $7.5 million cash acquired). An additional $3.6 million was paid in the first quarter of 2008 to reflect adjustments for final working capital. The purchase price was preliminarily allocated as follows: current assets ($9.2 million, including cash acquired), property and equipment ($47.0 million), less current liabilities ($5.4 million), debt assumed ($1.5 million), deferred income tax liabilities ($17.9 million) and minority interest ($0.8 million). We will complete our purchase price allocation during 2008. The 12.6% minority shareholder of Maryland Midland has the option to sell its interest to us for $4.4 million at its discretion until December 31, 2012. Headquartered 50 miles northwest of Baltimore, the Maryland Midland operates over 63 miles of track between Glyndon and Highfield, Maryland (near the Pennsylvania border), and between Walkersville and Taneytown, Maryland. Maryland Midland has 30 employees, 10 locomotives and is an interline carrier with CSX Corporation (CSX). The results of operations for Maryland Midland are included in our consolidated statements of operations as of the acquisition date. We have included 100% of the value of Maryland Midland’s net assets in our consolidated balance sheet since December 31, 2007.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, we acquired 100% of RRF for cash consideration of approximately $22.6 million. The purchase price was preliminarily allocated as follows: current assets ($2.7 million), property and equipment ($0.8 million), goodwill ($20.9 million), less current liabilities ($1.8 million). In addition, we have agreed to pay contingent consideration of up to €1.5 million (or $2.1 million at the September 30, 2008 exchange rate) payable over the next three years. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned operators. RRF’s operations include 12 locomotives (leased and owned) and 35 employees. The results of operations for RRF are included in our consolidated statements of operations as of the acquisition date. We have included 100% of the value of RRF’s net assets in our consolidated balance sheet since April 8, 2008.

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

Certain of our railroads have commodity shipments which are sensitive to general economic conditions including steel products, paper products in Canada and lumber and forest products in the United States. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain).

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Operating Revenues

Overview

Operating revenues were $159.4 million in the three months ended September 30, 2008, compared with $131.2 million in the three months ended September 30, 2007, an increase of $28.2 million, or 21.5%. The $28.2 million increase in operating revenues consisted of a $15.4 million, or 11.7%, increase in revenues from existing operations and $12.8 million in revenues from new operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $15.4 million increase in revenues from existing operations included increases of $9.1 million in non-freight revenues and $6.3 million in freight revenues. The appreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in a $1.0 million increase in operating revenues from existing operations. The following table breaks down our operating revenues into new operations and existing operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$95,602	$6,134	$89,468	$83,173	$12,429	14.9%	$6,295	7.6%
Non-freight revenues	63,830	6,704	57,126	48,051	15,779	32.8%	9,075	18.9%

Total operating revenues	$159,432	$12,838	$146,594	$131,224	$28,208	21.5%	$15,370	11.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2008 and 2007 (in thousands, except average freight revenues per carload):

	Freight Revenues and Carloads Comparison by Commodity Group Three Months Ended September 30, 2008 and 2007
	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total	2008	2007
Pulp & Paper	$19,180	20.1%	$17,244	20.7%	30,705	15.0%	29,712	14.5%	$625	$580
Coal, Coke & Ores	17,223	18.0%	15,551	18.7%	48,259	23.6%	52,307	25.5%	357	297
Minerals and Stone	12,952	13.6%	8,426	10.1%	37,797	18.5%	32,494	15.9%	343	259
Metals	12,529	13.1%	8,721	10.5%	25,330	12.4%	18,796	9.2%	495	464
Lumber & Forest Products	9,319	9.8%	9,151	11.0%	20,539	10.1%	21,519	10.5%	454	425
Chemicals-Plastics	8,650	9.0%	6,967	8.4%	12,649	6.2%	11,169	5.5%	684	624
Farm & Food Products	8,247	8.6%	8,804	10.6%	15,161	7.4%	17,492	8.5%	544	503
Petroleum Products	4,382	4.6%	3,899	4.7%	6,434	3.2%	6,434	3.1%	681	606
Autos & Auto Parts	1,719	1.8%	1,552	1.9%	2,422	1.2%	2,990	1.5%	710	519
Intermodal	122	0.1%	295	0.3%	315	0.2%	580	0.3%	389	509
Other	1,279	1.3%	2,563	3.1%	4,442	2.2%	11,367	5.5%	288	225

Total freight revenues	$95,602	100.0%	$83,173	100.0%	204,053	100.0%	204,860	100.0%	469	406

Total carloads decreased by 807 carloads, or 0.4%, in the three months ended September 30, 2008, compared with the same period in 2007. The net change consisted of a decrease of 13,729 carloads, or 6.7%, from existing operations, partially offset by 12,922 carloads from new operations.

The overall average revenues per carload increased 15.4% to $469, in the three months ended September 30, 2008, compared with the same period in 2007. Average freight revenues per carload from existing operations increased 15.3% to $468.

The following table sets forth freight revenues by new operations and existing operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Freight Revenues by Commodity Group From Existing and New Operations Three Months Ended September 30, 2008 and 2007
	2008			2007	2008-2007 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$19,180	$6	$19,174	$17,244	$1,936	11.2%	$1,930	11.2%
Coal, Coke & Ores	17,223	—	17,223	15,551	1,672	10.8%	1,672	10.8%
Minerals and Stone	12,952	2,407	10,545	8,426	4,526	53.7%	2,119	25.1%
Metals	12,529	1,806	10,723	8,721	3,808	43.7%	2,002	23.0%
Lumber & Forest Products	9,319	155	9,164	9,151	168	1.8%	13	0.1%
Chemicals-Plastics	8,650	372	8,278	6,967	1,683	24.2%	1,311	18.8%
Farm & Food Products	8,247	1,255	6,992	8,804	(557)	-6.3%	(1,812)	-20.6%
Petroleum Products	4,382	—	4,382	3,899	483	12.4%	483	12.4%
Autos & Auto Parts	1,719	73	1,646	1,552	167	10.8%	94	6.1%
Intermodal	122	—	122	295	(173)	-58.6%	(173)	-58.6%
Other	1,279	60	1,219	2,563	(1,284)	-50.1%	(1,344)	-52.4%

Total freight revenues	$95,602	$6,134	$89,468	$83,173	$12,429	14.9%	$6,295	7.6%

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The increase in average freight revenues per carload reflected the continuing strong rate environment, timing of fuel surcharge recovery and changes in mix of business. Individually significant changes in mix of business, if any, are further addressed below.

Pulp and paper revenues increased $1.9 million, or 11.2%. The increase consisted of $1.3 million due to a 7.6% increase in average revenues per carload and $0.6 million due to a carload increase of 986, or 3.3%. The carload increase was primarily due to an increase in our traffic in the Southern United States, partially offset by production cutbacks at other customer locations due to a weaker economy.

Coal, coke and ores revenues increased by $1.7 million, or 10.8%. The increase consisted of $3.1 million due to a 20.0% increase in average revenues per carload. The increase was partially offset by $1.4 million due to a carload decrease of 4,048, or 7.7%. The carload decrease was primarily due to the shutdown of a coal mine in Utah in March 2008, partially offset by increased carloads as a result of increased coal usage and the replenishment of stockpiles in the Midwestern United States.

Minerals and stone revenues increased by $2.1 million, or 25.1%. The increase consisted of $1.9 million due to a 22.1% increase in average revenues per carload and $0.3 million due to a carload increase of 811, or 2.5%. The carload increase was due to increased gypsum shipments in Australia, partially offset by decreased shipments in the United States due to a slow down in the construction industry.

Metals revenues increased by $2.0 million, or 23.0%. The increase consisted of $1.3 million due to a 14.6% increase in average revenues per carload and $0.7 million due to a carload increase of 1,380, or 7.3%. The carload increase was primarily due to increased rebar and scrap metal shipments.

Chemicals and plastics revenues increased $1.3 million, or 18.8%. The increase consisted of $0.7 million due to a carload increase of 974, or 8.7%, and $0.6 million due to a 9.3% increase in average revenues per carload. The carload increase was primarily due to increased ethanol shipments.

Farm and food products revenues decreased by $1.8 million, or 20.6%. The decrease consisted of $2.5 million due to a carload decrease of 4,642, or 26.5%, partially offset by $0.7 million due to an 8.1% increase in average revenues per carload. The carload decrease was primarily due to decreased grain shipments in Australia due to drought conditions and decreased wheat traffic in Canada. In the United States, corn shipments to a new ethanol customer in the Northwest were partially offset by the loss of grain shipments in the Midwestern United States.

Freight revenues from all remaining commodities combined decreased by $0.9 million, or 5.3%. The decrease consisted of $3.1 million due to a carload decrease of 9,190, or 21.4%, partially offset by $2.2 million due to an increase of 9.6% in average revenues per carload. The decrease in carloads was primarily due to a reduction in haulage traffic at one of our railroads.

Non-Freight Revenues

Non-freight revenues were $63.8 million in the three months ended September 30, 2008, compared with $48.1 million in the three months ended September 30, 2007, an increase of $15.8 million, or 32.8%. The $15.8 million increase in non-freight revenues consisted of an increase of $9.1 million in non-freight revenues from existing operations and $6.7 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Non-Freight Revenues Comparison Three Months Ended September 30, 2008 and 2007
	2008	% of Total	2007	% of Total
Railcar switching	$27,703	43.4%	$19,059	39.6%
Car hire and rental income	7,558	11.8%	7,054	14.7%
Fuel sales to third parties	10,558	16.5%	7,447	15.5%
Demurrage and storage	5,605	8.8%	4,359	9.1%
Car repair services	1,951	3.1%	1,679	3.5%
Other operating income	10,455	16.4%	8,453	17.6%

Total non-freight revenues	$63,830	100.0%	$48,051	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Non-Freight Revenues by New Operations and Existing Operations Three Months Ended September 30, 2008 and 2007
	2008			2007	2008-2007 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$27,703	$4,471	$23,232	$19,059	$8,644	45.4%	$4,173	21.9%
Car hire and rental income	7,558	1,138	6,420	7,054	504	7.1%	(634)	-9.0%
Fuel sales to third parties	10,558	—	10,558	7,447	3,111	41.8%	3,111	41.8%
Demurrage and storage	5,605	920	4,685	4,359	1,246	28.6%	326	7.5%
Car repair services	1,951	57	1,894	1,679	272	16.2%	215	12.8%
Other operating income	10,455	118	10,337	8,453	2,002	23.7%	1,884	22.3%

Total non-freight revenues	$63,830	$6,704	$57,126	$48,051	$15,779	32.8%	$9,075	18.9%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $4.2 million, or 21.9%, of which $3.2 million was due to an increase from industrial switching due to expanded iron ore services in Australia and new industrial switching contracts in the United

States, and $1.0 million was due to an increase in port switching revenues principally as a result of increased grain exports from the United States.

Fuel sales to third parties increased $3.1 million, or 41.8%, primarily due to a $2.7 million increase resulting from a 36.5% increase in revenue per gallon and a $0.4 million increase resulting from a 3.9% increase in gallons sold.

Other operating income increased $1.9 million, or 22.3%, primarily in Australia, due to a $1.5 million increase from crewing and a $0.4 million increase from other services.

All other non-freight revenues decreased $0.1 million, or 0.7%.

Operating Expenses

Overview

Operating expenses were $124.9 million in the three months ended September 30, 2008, compared with $101.6 million in the three months ended September 30, 2007, an increase of $23.3 million, or 22.9%. The increase was attributable to an increase of $14.5 million from existing operations and $8.8 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 78.3% in the three months ended September 30, 2008, from 77.4% in the three months ended September 30, 2007. Operating income in the three months ended September 30, 2008, included gains on the sale of assets of $1.2 million, compared with gains of $5.5 million in the 2007 period.

The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Operating Expense Comparison Three Months Ended September 30, 2008 and 2007
	2008		2007
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$48,409	30.4%	$41,571	31.7%
Equipment rents	9,121	5.7%	8,872	6.8%
Purchased services	11,975	7.5%	10,213	7.8%
Depreciation and amortization	10,219	6.4%	7,969	6.1%
Diesel fuel used in operations	15,948	10.0%	10,815	8.2%
Diesel fuel sold to third parties	9,947	6.2%	6,969	5.3%
Casualties and insurance	3,803	2.4%	4,589	3.5%
Materials	6,211	3.9%	6,272	4.8%
Net gain on sale of assets	(1,185)	-0.7%	(5,450)	-4.2%
Other expenses	10,418	6.5%	9,743	7.4%

Total operating expenses	$124,866	78.3%	$101,563	77.4%

Labor and benefits expense was $48.4 million in the three months ended September 30, 2008, compared with $41.6 million in the three months ended September 30, 2007, an increase of $6.8 million, or 16.4%. The increase was attributable to an increase of $4.4 million from existing operations and $2.4 million from new operations. The increase from existing operations was primarily attributable to annual wage increases and an average increase of approximately 92 employees. The increase in employees was primarily due to additional crewing in Australia and new switching contracts in the United States.

Purchased services expense was $12.0 million in the three months ended September 30, 2008, compared with $10.2 million in the three months ended September 30, 2007, an increase of $1.8 million, or 17.3%. The increase was attributable to a $0.7 million increase from existing operations and $1.1 million from new operations. The increase in existing operations was primarily due to equipment maintenance in Australia.

Depreciation and amortization expense was $10.2 million in the three months ended September 30, 2008, compared with $8.0 million in the three months ended September 30, 2007, an increase of $2.3 million, or 28.2%. The increase was attributable to an increase of $0.7 million in existing operations and $1.6 million from new operations. The increase in existing operations was primarily attributable to capital expenditures made in 2008 and 2007.

Diesel fuel expense was $15.9 million in the three months ended September 30, 2008, compared with $10.8 million in the three months ended September 30, 2007, an increase of $5.1 million, or 47.5%. The increase was attributable to an increase of $4.2 million from existing operations and $1.0 million from new operations. The increase from existing operations was due to a 55.9% increase in fuel cost per gallon, partially offset by a decrease of 11.2% in diesel fuel consumption due to fewer carloads and fuel conservation programs.

Diesel fuel sold to third parties was $9.9 million in the three months ended September 30, 2008, compared with $7.0 million in the three months ended September 30, 2007, an increase of $2.9 million, or 42.7%. Of this increase, $2.6 million resulted from a 37.4% increase in diesel fuel cost per gallon and $0.3 million resulted from an increase of 3.9% in gallons sold.

Net gain on the sale of assets was $1.2 million in the three months ended September 30, 2008, compared with $5.5 million in the three months ended September 30, 2007. The net gain recognized in the three months ended September 30, 2007, included gains resulting from the sale of certain track related assets in the Northeast United States.

Other Income (Expense) Items

Interest Income

Interest income was $0.6 million in the three months ended September 30, 2008, compared with $1.1 million in the three months ended September 30, 2007, a decrease of $0.5 million, or 46.1%. The decrease in interest income was driven by a reduction in our cash balances in 2007 primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the sale of the Western Australia operations and certain other assets of Australian Railroad Group Pty Ltd (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale). In addition, cash balances were lower in the three months ended September 30, 2008, due the share repurchase program that was completed in October 2007.

Interest Expense

Interest expense was $4.3 million in the three months ended September 30, 2008, compared with $3.6 million in the three months ended September 30, 2008, an increase of $0.6 million, or 17.6%, primarily due to the increase in debt resulting from the acquisition of Maryland Midland, CAGY and RRF.

Other (Expense) Income, Net

Other (expense) income, net in the three months ended September 30, 2008, was an expense of $0.1 million compared with expense of less than $0.1 million in the three months ended September 30, 2007.

Provision for Income Taxes

Our effective income tax rate in the three months ended September 30, 2008, was 34.7% compared with 15.0% in the three months ended September 30, 2007. The increase in 2008 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2007, as further discussed under Recent Developments. In addition, in 2007 we had incremental United States foreign tax credits of $5.8 million associated with the 2006 ARG Sale. The determination of the amount of the United States foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 United States tax return, which occurred in June and September 2007, respectively. In the three month period ended September 30, 2007, we recorded $2.6 million of additional prior year United States taxes relative to the ARG Sale. We assessed the effect of the $2.6 million additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the three months ended September 30, 2008, was $20.1 million, compared with income from continuing operations of $23.0 million in the three months ended September 30, 2007. Our diluted EPS from continuing operations in the three months ended September 30, 2008, were $0.55 with 36.6 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.60 with 38.5 million weighted average shares outstanding in the three months ended September 30, 2007. Basic EPS from continuing operations were $0.63 with 32.0 million weighted average shares outstanding in the three months ended September 30, 2008, compared with basic EPS from continuing operations of $0.68 with 34.0 million weighted average shares outstanding in the three months ended September 30, 2007.

Results from Discontinued Operations

Income (loss) from discontinued operations related to our Mexican business in the three months ended September 30, 2008, was income of $1.1 million, compared with a loss from discontinued operations of $6.9 million in the three months ended September 30, 2007. Income from discontinued operations for the three months ended September 30, 2008, includes an income tax benefit of $1.0 million, which was primarily due to tax deductions indentified in conjunction with the filing of our 2007 United States income tax return. Our diluted earnings per share from discontinued operations in the three months ended September 30, 2008, was $0.03 with 36.6 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.18 with 38.5 million weighted average shares outstanding in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Operating Revenues

Overview

Operating revenues were $452.8 million in the nine months ended September 30, 2008, compared with $381.6 million in the nine months ended September 30, 2007, an increase of $71.2 million, or 18.7%. The $71.2 million increase in operating revenues consisted of a $48.1 million, or 12.6%, increase in revenues from existing operations and $23.1 million in revenues from new operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $48.1 million increase in revenues from existing operations included increases of $31.4 million in non-freight revenues and $16.7 million in freight revenues. The appreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in a $9.7 million increase in operating revenues from existing operations. The following table breaks down our operating revenues into new operations and existing operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$274,749	$11,006	$263,743	$247,047	$27,702	11.2%	$16,696	6.8%
Non-freight revenues	178,079	12,132	165,947	134,578	43,501	32.3%	31,369	23.3%

Total operating revenues	$452,828	$23,138	$429,690	$381,625	$71,203	18.7%	$48,065	12.6%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2008 and 2007 (in thousands, except average freight revenues per carload):

	Freight Revenues and Carloads Comparison by Commodity Group Nine Months Ended September 30, 2008 and 2007
	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total	2008	2007
Pulp & Paper	$55,991	20.4%	$51,749	21.0%	91,625	15.5%	92,604	15.2%	$611	$559
Coal, Coke & Ores	49,457	18.0%	44,303	17.9%	135,213	22.9%	143,850	23.6%	366	308
Minerals and Stone	33,909	12.3%	23,269	9.4%	106,491	18.1%	92,173	15.1%	318	252
Metals	32,723	11.9%	27,456	11.1%	65,611	11.1%	59,857	9.8%	499	459
Farm & Food Products	29,291	10.7%	26,298	10.6%	51,529	8.7%	53,621	8.8%	568	490
Lumber & Forest Products	25,958	9.5%	27,704	11.2%	58,179	9.9%	65,354	10.7%	446	424
Chemicals-Plastics	24,121	8.8%	20,118	8.1%	36,173	6.1%	33,450	5.5%	667	601
Petroleum Products	13,630	5.0%	12,193	4.9%	20,221	3.4%	20,105	3.3%	674	606
Autos & Auto Parts	5,622	2.0%	5,317	2.2%	9,200	1.6%	10,552	1.7%	611	504
Intermodal	391	0.1%	856	0.4%	936	0.2%	1,680	0.3%	418	509
Other	3,656	1.3%	7,784	3.2%	14,858	2.5%	36,164	6.0%	246	215

Total freight revenues	$274,749	100.0%	$247,047	100.0%	590,036	100.0%	609,410	100.0%	466	405

Total carloads decreased by 19,374 carloads, or 3.2%, in the nine months ended September 30, 2008, compared with the same period in 2007. The net change consisted of a decrease of 42,011 carloads, or 6.9%, from existing operations, partially offset by 22,637 carloads from new operations.

The overall average revenues per carload increased 14.9% to $466, in the nine months ended September 30, 2008, compared with the same period in 2007. Average freight revenues per carload from existing operations increased 14.7% to

$465. The average freight revenues per carload from existing operations in the nine months ended September 30, 2008, benefited 2.4% from the appreciation of the Australian dollar and Canadian dollar relative to the United States dollar.

The following table sets forth freight revenues by new operations and existing operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Freight Revenues by Commodity Group From Existing and New Operations Nine Months Ended September 30, 2008 and 2007
	2008			2007	2008-2007 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Pulp & Paper	$55,991	$14	$55,977	$51,749	$4,242	8.2%	$4,228	8.2%
Coal, Coke & Ores	49,457	—	49,457	44,303	5,154	11.6%	5,154	11.6%
Minerals and Stone	33,909	5,944	27,965	23,269	10,640	45.7%	4,696	20.2%
Metals	32,723	2,299	30,424	27,456	5,267	19.2%	2,968	10.8%
Farm & Food Products	29,291	1,684	27,607	26,298	2,993	11.4%	1,309	5.0%
Lumber & Forest Products	25,958	326	25,632	27,704	(1,746)	-6.3%	(2,072)	-7.5%
Chemicals-Plastics	24,121	570	23,551	20,118	4,003	19.9%	3,433	17.1%
Petroleum Products	13,630	21	13,609	12,193	1,437	11.8%	1,416	11.6%
Autos & Auto Parts	5,622	73	5,549	5,317	305	5.7%	232	4.4%
Intermodal	391	—	391	856	(465)	-54.3%	(465)	-54.3%
Other	3,656	75	3,581	7,784	(4,128)	-53.0%	(4,203)	-54.0%

Total freight revenues	$274,749	$11,006	$263,743	$247,047	$27,702	11.2%	$16,696	6.8%

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The increase in average freight revenues per carload reflect the continuing strong rate environment and changes in mix of business. Individually significant changes in mix of business, if any, are further addressed below.

Pulp and paper revenues increased $4.2 million, or 8.2%. The increase consisted of $4.8 million due to a 9.3% increase in average revenues per carload, partially offset by $0.6 million due to a carload decrease of 998, or 1.1%. The carload decrease was primarily due to decreased demand resulting in production cutbacks at customer locations, including the June 2007 closing of a paper mill served by us, partially offset by an increase in other traffic.

Coal, coke and ores revenues increased by $5.2 million, or 11.6%. The increase consisted of $8.3 million due to an 18.8% increase in average revenues per carload, partially offset by $3.2 million due to a carload decrease of 8,637, or 6.0%. The carload decrease was primarily due to a shutdown of a coal mine in Utah in March 2008 and slower local and off-line coal shipments in the Northeast United States. During the nine months ended September 30, 2007, coal shipments were impacted by longer scheduled maintenance outages at two electricity generating facilities served by us.

Minerals and stone revenues increased by $4.7 million, or 20.2%. The increase consisted of $3.8 million due to a 16.4% increase in average revenues per carload and $0.9 million due to a carload increase of 2,966, or 3.2%. The carload increase was primarily due to increased gypsum shipments in Australia and increased shipments of rock salt in the Northeastern United States to replenish stockpiles, partially offset by decreased shipments due to a slow down in the construction industry in the United States.

Metals revenues increased by $3.0 million, or 10.8%. The increase consisted of $3.3 million due to a 12.2% increase in average revenues per carload, partially offset by $0.4 million due to a carload decrease of 737, or 1.2%. The carload decrease was primarily due to the shut down of a blast furnace for two months at one of our customer’s plants and a downturn in the steel market as a result of reduced auto production.

Farm and food products revenues increased by $1.3 million, or 5.0%. The increase consisted of $4.3 million due to a 16.3% increase in average revenues per carload, partially offset by $3.0 million due to a carload decrease of 5,236, or 9.8%. The carload decrease was primarily due to competition from other modes of transportation, decreased grain shipments in Australia as a result of drought conditions and decreased wheat traffic in Canada. In the United States, corn shipments to a new ethanol customer in the Northwest partially offset the decrease.

Lumber and forest products revenues decreased by $2.1 million, or 7.5%. The decrease consisted of $3.5 million due to a carload decrease of 7,758, or 11.9%, partially offset by $1.4 million due to a 5.0% increase in average revenues per carload. The carload decrease was primarily due to weaker product demand attributable to the decline in the housing market in the United States, the closure of a connecting railroad and a lumber mill in the Northwestern United States, and the closure of a lumber mill in Quebec.

Chemicals and plastics revenues increased by $3.4 million, or 17.1%. The increase consisted of $2.2 million due to a 10.7% increase in average revenues per carload and $1.3 million due to a carload increase of 1,910, or 5.7%. The carload increase was primarily due to increased ethanol shipments.

Petroleum products revenues increased by $1.4 million, or 11.6%, driven by an 11.1% increase in average revenues per carload.

Freight revenues from all remaining commodities combined decreased by $4.4 million, or 31.8%. The decrease consisted of $6.4 million due to a carload decrease of 23,620, or 48.8%, partially offset by $2.0 million due to an increase of 3.4% in average revenues per carload. The decrease in carloads was primarily due to a reduction in haulage traffic at one of our railroads.

Non-Freight Revenues

Non-freight revenues were $178.1 million in the nine months ended September 30, 2008, compared with $134.6 million in the nine months ended September 30, 2007, an increase of $43.5 million, or 32.3%. The $43.5 million increase in non-freight revenues consisted of an increase of $31.4 million in non-freight revenues from existing operations and $12.1 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Non-Freight Revenues Comparison Nine Months Ended September 30, 2008 and 2007
	2008	% of Total	2007	% of Total
Railcar switching	$74,381	41.8%	$55,172	41.0%
Car hire and rental income	22,445	12.6%	20,006	14.9%
Fuel sales to third parties	30,621	17.2%	19,119	14.2%
Demurrage and storage	14,917	8.4%	12,568	9.3%
Car repair services	5,759	3.2%	4,856	3.6%
Other operating income	29,956	16.8%	22,857	17.0%

Total non-freight revenues	$178,079	100.0%	$134,578	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Non-Freight Revenues by New Operations and Existing Operations Nine Months Ended September 30, 2008 and 2007
	2008			2007	2008-2007 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$74,381	$8,274	$66,107	$55,172	$19,209	34.8%	$10,935	19.8%
Car hire and rental income	22,445	2,416	20,029	20,006	2,439	12.2%	23	0.1%
Fuel sales to third parties	30,621	—	30,621	19,119	11,502	60.2%	11,502	60.2%
Demurrage and storage	14,917	1,121	13,796	12,568	2,349	18.7%	1,228	9.8%
Car repair services	5,759	138	5,621	4,856	903	18.6%	765	15.8%
Other operating income	29,956	183	29,773	22,857	7,099	31.1%	6,916	30.3%

Total non-freight revenues	$178,079	$12,132	$165,947	$134,578	$43,501	32.3%	$31,369	23.3%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $10.9 million, or 19.8%, of which $7.7 million was due to an increase from industrial switching due to expanded iron ore services in Australia and new industrial switching contracts in the United States, and $3.2 million was due to an increase in port switching revenues principally as a result of increased grain exports from the United States.

Fuel sales to third parties increased $11.5 million, or 60.2%, primarily due to a $7.8 million increase resulting from a 40.9% increase in revenue per gallon and a $3.7 million increase resulting from a 13.7% increase in gallons sold.

Demurrage and storage income increased $1.2 million, or 9.8%, primarily due to storage rate increases and an increase in quantity of idle third-party railcars being stored.

Other operating income increased $6.9 million, or 30.3%, primarily in Australia, due to a $4.8 million increase from crewing and a $1.1 million increase from other services and management fees.

All other non-freight revenues increased $0.8 million, or 3.2%.

Operating Expenses

Overview

Operating expenses were $367.3 million in the nine months ended September 30, 2008, compared with $307.3 million in the nine months ended September 30, 2007, an increase of $60.0 million, or 19.5%. The increase was attributable to an increase of $43.5 million from existing operations and $16.5 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 81.1% in the nine months ended September 30, 2008, from 80.5% in the nine months ended September 30, 2007. Operating income in the nine months ended September 30, 2008, included gains on the sale of assets of $4.2 million, compared with gains of $5.9 million in the 2007 period.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Operating Expense Comparison Nine Months Ended September 30, 2008 and 2007
	2008		2007
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$140,820	31.1%	$123,718	32.4%
Equipment rents	26,264	5.8%	27,848	7.3%
Purchased services	35,602	7.8%	29,359	7.7%
Depreciation and amortization	28,871	6.4%	23,515	6.2%
Diesel fuel used in operations	49,311	10.9%	31,917	8.3%
Diesel fuel sold to third parties	28,893	6.4%	18,042	4.7%
Casualties and insurance	11,841	2.6%	12,485	3.3%
Materials	18,808	4.1%	17,706	4.6%
Net gain on sale of assets	(4,216)	-0.9%	(5,914)	-1.5%
Other expenses	31,087	6.9%	28,588	7.5%

Total operating expenses	$367,281	81.1%	$307,264	80.5%

Labor and benefits expense was $140.8 million in the nine months ended September 30, 2008, compared with $123.7 million in the nine months ended September 30, 2007, an increase of $17.1 million, or 13.8%. The increase was attributable to an increase of $12.6 million from existing operations and $4.5 million from new operations. The increase from existing operations consisted primarily of an increase of $9.6 million attributable to annual wage increases and an average increase of approximately 75 employees. The increase in employees was primarily due to new crewing contracts in Australia and new switching contracts in the United States. In addition, labor and benefits increased $3.0 million due to the strengthening of the Australian dollar and Canadian dollar relative to the United States dollar.

Equipment rents were $26.3 million in the nine months ended September 30, 2008, compared with $27.8 million in the nine months ended September 30, 2007, a decrease of $1.6 million, or 5.7%. The decrease was attributable to a decrease of $4.8 million from existing operations, partially offset by $3.3 million from new operations. The decrease from existing operations was primarily due to the purchase of rail cars previously leased and the expiration of two rail car leases.

Purchased services expense was $35.6 million in the nine months ended September 30, 2008, compared with $29.4 million in the nine months ended September 30, 2007, an increase of $6.2 million, or 21.3%. The increase was attributable to an increase of $4.0 million from existing operations and $2.2 million from new operations. The increase in existing operations was primarily due to higher equipment maintenance in Australia, a portion of which was due to the strengthening of the Australian dollar relative to the United States dollar.

Depreciation and amortization expense was $28.9 million in the nine months ended September 30, 2008, compared with $23.5 million in the nine months ended September 30, 2007, an increase of $5.4 million, or 22.8%. The increase was attributable to an increase of $2.9 million in existing operations and $2.5 million from new operations. The increase in existing operations was primarily attributable to capital expenditures in 2008 and 2007.

Diesel fuel expense was $49.3 million in the nine months ended September 30, 2008, compared with $31.9 million in the nine months ended September 30, 2007, an increase of $17.4 million, or 54.5%. The increase was attributable to an increase of $15.4 million from existing operations and $2.0 million from new operations. The increase from existing operations was due to an $18.9 million increase resulting from a 59.4% increase in fuel cost per gallon, partially offset by $3.5 million due to a decrease of 6.9% in diesel fuel consumption.

Diesel fuel sold to third parties was $28.9 million in the nine months ended September 30, 2008, compared with $18.0 million in the nine months ended September 30, 2007, an increase of $10.9 million, or 60.1%. Of this increase, $7.4 million resulted from a 40.9% increase in diesel fuel cost per gallon and $3.5 million resulted from an increase of 13.7% in diesel fuel gallons sold.

Materials expense was $18.8 million in the nine months ended September 30, 2008, compared with $17.7 million in the nine months ended September 30, 2007, an increase of $1.1 million, or 6.2%. The increase was primarily attributable to new operations.

Other expenses were $31.1 million in the nine months ended September 30, 2008, compared with $28.6 million in the nine months ended September 30, 2007, an increase of $2.5 million, or 8.7%. The increase was attributable to an increase of $1.5 million from existing operations and $1.0 million from new operations. The increase in existing operations was primarily due to acquisition-related expenses and a legal settlement associated with a liability claim from the late 1990s.

Other Income (Expense) Items

Interest Income

Interest income was $1.8 million in the nine months ended September 30, 2008, compared with $7.1 million in the nine months ended September 30, 2007, a decrease of $5.3 million. The decrease in interest income was driven by a reduction in our cash balances in 2007 primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the ARG Sale and a share repurchase program completed in October 2007.

Interest Expense

Interest expense was $12.2 million in the nine months ended September 30, 2008, compared with $10.6 million in the nine months ended September 30, 2007, an increase of $1.6 million or 14.8%, primarily due to the increase in debt resulting from the purchase of Maryland Midland, RRF and CAGY.

Provision for Income Taxes

Our effective income tax rate in the nine months ended September 30, 2008, was 37.2% compared with 23.6% in the nine months ended September 30, 2007. The increase in 2008 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2007, as further discussed under Recent Developments. In addition, in 2007 we had incremental United States foreign tax credits of $5.8 million associated with the 2006 ARG Sale. The determination of the amount of the United States foreign tax credits was dependent upon the payment of the foreign tax and an election made concurrent with the filing of the 2006 United States tax return, which occurred in June and September 2007, respectively. In the nine month period ended September 30, 2007, we recorded $2.6 million of additional prior year United States taxes relative to the ARG Sale. We assessed the effect of the $2.6 million additional taxes on the consolidated financial statements taken as a whole and determined that the effect was not material to any period.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the nine months ended September 30, 2008, was $47.4 million, compared with income from continuing operations of $54.7 million in the nine months ended September 30, 2007. Our diluted EPS from continuing operations in the nine months ended September 30, 2008, were $1.31 with 36.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.36 with 40.2 million weighted average shares outstanding in the nine months ended September 30, 2007. Diluted EPS from continuing operations for the nine months ended September 30, 2008, included negative effects on operating income from severe weather conditions in Canada and Illinois during the first quarter of 2008, severe flooding in the Midwestern United States in the second quarter of 2008, decreased interest income from our reduced cash balances, as well as a higher tax rate resulting primarily from the expiration of the Short Line Tax Credit. Basic EPS from continuing operations were $1.49 with 31.8 million weighted average shares outstanding in the nine months ended September 30, 2008, compared with basic EPS from continuing operations of $1.53 with 35.7 million weighted average shares outstanding in the nine months ended September 30, 2007.

Results from Discontinued Operations

Loss from discontinued operations related to our Mexican business in the nine months ended September 30, 2008, was $0.5 million, compared with a loss from discontinued operations of $13.5 million in the nine months ended September 30, 2007. Loss from discontinued operations for the three months ended September 30, 2008, included an income tax benefit of $1.0 million, which was primarily due to tax deductions indentified in conjunction with the filing of our 2007 United States income tax return. Our diluted loss per share from discontinued operations in the nine months ended September 30, 2008, was $0.01 with 36.3 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.34 with 40.2 million weighted average shares outstanding in the nine months ended September 30, 2007.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we generated $91.3 million of cash from continuing operations, compared with $5.5 million of cash generated from continuing operations during the nine months ended September 30, 2007. The increase in 2008 from 2007 was primarily due to the June 2007 payment of $95.6 million for Australia taxes related to the ARG Sale, which closed in 2006. In addition, in the nine months of 2008, working capital provided $11.5 million of cash. Other than the tax payment related to the ARG Sale, working capital provided $21.4 million to net cash flow from operations in the 2007 period.

During the nine months ended September 30, 2008 and 2007, our cash flows used in investing activities from continuing operations were $148.5 million and $31.5 million, respectively. For the nine months ended September 30, 2008, primary drivers of cash used in investing activities were $115.7 million of cash paid for acquisitions (net of cash acquired), $62.0 million of cash used for capital expenditures, partially offset by $12.7 million in cash received from government grants for capital spending completed in 2008, $9.1 million in cash received from government grants for capital spending completed in prior years, $7.0 million in cash proceeds from the disposition of property and equipment and $0.4 of insurance proceeds for the replacement of assets. For the nine months ended September 30, 2007, primary drivers of cash used in investing activities were $61.3 million of capital expenditures, partially offset by $15.6 million received from government grants for capital spending in 2007, $6.1 million received from government grants and insurance proceeds for capital spending completed in 2006 and $8.1 million in cash proceeds from the disposition of property and equipment.

During the nine months ended September 30, 2008, our cash flows provided by financing activities from continuing operations were $56.0 million, compared with cash used in financing activities from continuing operations of $143.6 million during the nine months ended September 30, 2007. For the nine months ended September 30, 2008, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $45.1 million and net cash inflows of $10.9 million from exercises of stock-based awards. For the nine months ended September 30, 2007, primary drivers of cash used in financing activities from continuing operations were purchases of stock under publicly announced repurchase plans of $170.9 million, partially offset by a net increase in outstanding debt of $23.5 million and net cash inflows of $3.7 million from exercises of stock-based awards.

At September 30, 2008, we had long-term debt, including current portion, totaling $317.0 million, which comprised 39.9% of our total capitalization and $140.9 million unused borrowing capacity. At December 31, 2007, we had long-term debt, including current portion, totaling $272.8 million, which comprised 38.8% of our total capitalization.

2008 Budgeted Capital Expenditures

We have budgeted $61.0 million, net of $30.0 million from government grants, in capital expenditures in 2008, which consist of track and equipment improvements of $48.0 million, business expansion projects of $12.0 million and equipment lease buyouts of $1.0 million. As of September 30, 2008, we have incurred $53.5 million of gross capital expenditures in 2008 and received $12.7 million under related government grants for 2008 resulting in net capital expenditures of $40.8 million. We have also paid $8.5 million related to capital expenditures accrued on the consolidated balance sheet in 2007 and received $9.1 million from government grants related to our capital expenditures from prior years. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Credit Facilities

As of September 30, 2008, our $225.0 million revolving loan, which matures in 2010, consisted of $84.0 million in outstanding debt, letter of credit guarantees of $0.1 million and $140.9 million of unused borrowing capacity. The $140.9 million unused borrowing capacity is available for general corporate purposes including acquisitions.

On August 8, 2008, we entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). We closed the amended credit facility on October 1, 2008, concurrent with the closing of the OCR and Georgia Southwestern acquisitions. The amendment expanded the size of our senior credit facility from $256.0 million to $570.0 million and extended the maturity date to October 1, 2013. Following the amendment and restatement, the credit facilities were composed of a $300.0 million revolving loan, a $240.0 million United States term loan and a $30.0 million (C$31.2 million) Canadian term loan. The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice referred to as swingline loans. Initial borrowings will be priced at LIBOR plus 2.0%. The proceeds under the Credit Agreement can be used for general corporate purposes, working capital, to refinance existing indebtedness, as well as capital expenditures, acquisitions and investments permitted under the Credit Agreement.

The Credit Agreement provides lending under the revolving credit facility in United States dollars to us, and Euros, Canadian Dollars and Australian Dollars to certain our foreign subsidiaries. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The base rate margin varies from 0.25% to 1.25% depending on leverage and the LIBOR margin varies from 1.25% to 2.25% depending on leverage. The minimum margin through March 31, 2009 is 2.0%. The credit facilities and revolving loan are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.

Financial covenants, which are measured on a trailing twelve month basis and calculated quarterly, are as follows:

a.	Maximum leverage of 3.5 times measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases) to EBITDAR (earnings before interest, taxes, and depreciation, amortization and rental payments on operating leases), except for the period October 1, 2008 through March 31, 2009, where the maximum leverage is 3.75 times.

b.	Minimum interest coverage of 3.5 times measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c.	Capital expenditures: Restricted subsidiaries will not make capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues capital expenditure limitation may be increased by (i) if during any fiscal year the amount of capital expenditures permitted for that fiscal year is not so utilized, fifty percent (50%) of such unutilized amount may be utilized in the next succeeding fiscal year but not in any subsequent fiscal year; and (ii) 20% of the annual contract revenues from any future take-or-pay long-term contract for the performance of which such capital expenditure is required.

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidation or mergers unless under permitted acquisitions, issuance of subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The credit facilities allow us to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0.

We were in compliance with the provisions of the covenants of our debt agreements as of September 30, 2008. See Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, for additional information regarding our pre-existing debt agreements and related covenants.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects on revenues for average foreign currency exchange rates in effect during the nine months ended September 30, 2008, versus the nine months ended September 30, 2007, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar in the nine months ended September 30, 2008. The estimated impact for foreign currency was calculated by comparing reported revenues with estimated revenues assuming average rates in effect in the comparable period of the prior year. However, since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. The following table sets forth the estimated impact of foreign currency translation on reported operating revenues (dollars in thousands):

	Nine Months Ended September 30, 2008
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$309,537	$—	$309,537
Australia Operating Revenues	92,427	(6,207)	86,220
Canada Operating Revenues	43,567	(3,484)	40,083
Netherlands Operating Revenues	7,297	(896)	6,401

Total Operating Revenues	$452,828	$(10,587)	$442,241

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. There were no material changes in our off-balance sheet arrangements between December 31, 2007 and September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer, establishes the acquisition date and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires acquisition-related costs to be expensed as incurred. SFAS 141R is effective for fiscal years beginning after

December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. The provisions of SFAS 141R will be effective for us for all business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests are reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest is separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. We will apply the provisions of the standard to our minority interest prospectively beginning January 1, 2009, and apply the presentation and disclosure requirements retrospective as of that date. We do not expect the application of the retrospective requirements of this standard to have a material impact on our consolidated financial statements,

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP SFAS 142-3 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which has been established by the FASB as a framework for entities to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States GAAP. SFAS 162 is not expected to result in a change in current practices. SFAS 162 is effective January 15, 2009. We do not expect the adoption of SFAS 162 to impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We do not expect the adoption of FSP EITF 03-6-1 to impact our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2008, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective.

Internal Control Over Financial Reporting — During the three months ended September 30, 2008, there have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

As previously disclosed, on June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007, official letter and recognition of FCCM’s right to resign its concession. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. The District Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of September 30, 2008, there was a net asset of $0.4 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), our subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi, and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, our total claims against CSX and KCS under the Haulage Agreement are $7.1 million, which amount could increase pending receipt of additional information and resolution of pending legal actions. On April 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On May 5, 2008, KCS filed an answering statement and counterclaims. On July 30, 2008, CSX filed a complaint-bill of discovery in Superior Court in Connecticut seeking information from us related to the ongoing arbitration. On August 25, 2008, CSX and KCS alleged that they have suffered damages in an amount exceeding $3.0 million and $0.6 million, respectively, but yet to be finally determined. We plan to vigorously defend ourself against the CSX and KCS claims, which we believe to be without merit, and will pursue insurance recovery as appropriate. Although we believe we are entitled to payment for our claims, and that we have meritorious defenses against the counter claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs.

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

NONE

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

GENESEE & WYOMING INC.

Date: November 6, 2008	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: November 6, 2008	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3	(i) Articles of Incorporation

The Exhibit referenced under 4.1 of the Registrant’s Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference

(ii) By-Laws

Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004

10.1	Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 8, 2008, is incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 8, 2008

10.2	Amended and Restated Stock Purchase Agreement by and among Summit View, Inc., Jerry Joe Jacobson and Genesee & Wyoming Inc. dated as of September 10, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications