Form 10-K
period 2008-12-31
GENESEE & WYOMING INC
filed 2009-02-27
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐  Yes    ☑  No

Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $1,032,480,498. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.

Shares of common stock outstanding as of the close of business on February 20, 2009:

Class	Number of Shares Outstanding
Class A Common Stock	33,450,537
Class B Common Stock	2,585,152

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2008

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

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Annual Report on Form 10-K (Annual Report), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. Examples of forward-looking statements include all statements that are not historical in nature, including statements regarding:

•	the effects of economic, political or social conditions;

•	our operations, competitive position, growth strategy and prospects;

•	industry conditions, including downturns in the general economy;

•	changes in foreign exchange policy or rates;

•	our ability to complete, integrate and benefit from acquisitions, investments, joint ventures and strategic alliances;

•	governmental policies affecting our railroad operations, including laws and regulations regarding health, safety, security, labor, environmental and other matters;

•	our funding needs and financing sources; and

•	the outcome of pending legal proceedings.

These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Forward-looking statements may be influenced by risks which exist in the following areas, among others:

•	our susceptibility to downturns in the general economy;

•	our ability to fund, consummate and integrate acquisitions and investments;

•	the imposition of operational restrictions as the result of covenants in our credit facilities and in our note purchase agreements;

•	our relationships with Class I railroads and other connecting carriers for our operations;

•	our ability to obtain railcars and locomotives from other providers on which we are currently dependent;

•	competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators;

•	the effects of economic, political or social conditions;

•	changes in foreign exchange policy or rates;

•	legislative and regulatory developments, including rulings by the Surface Transportation Board (STB) and the Railroad Retirement Board (RRB);

•	strikes, work stoppages or unionization efforts by our employees;

•	our ability to attract and retain a sufficient number of skilled employees;

•	our obligation as a common carrier to transport hazardous materials by rail;

•	the occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits;

•	rising fuel costs or constraints in fuel supply;

•	customer retention and contract continuation, including as a result of economic downturns;

•	our susceptibility to severe weather conditions and other natural occurrences;

•	our ability to obtain funding for capital projects;

•	acts of terrorism and anti-terrorism measures;

•	the effects of market and regulatory responses to climate changes;

•	the effects of violations of, or liabilities under, environmental laws and regulations;

•	our susceptibility to various legal claims and lawsuits; and

•	our susceptibility to risks associated with doing business in foreign countries.

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

In light of the risks, uncertainties and assumptions associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed or incorporated by reference in this Annual Report not to occur. Except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. We are taking advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act in connection with the forward-looking statements included in this Annual Report.

Our forward-looking statements speak only as of the date of this Annual Report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

Information set forth in Item 1 as well as in Item 2 should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the discussion of risk factors in Item 1A.

PART I

Item 1.	Business

OVERVIEW

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada and the Netherlands and own a minority interest in a railroad in Bolivia. The Company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. As of December 31, 2008, we operated over approximately 6,800 miles of owned and leased track and approximately 3,100 additional miles under track access arrangements. We operated in 26 states in the United States, five Australian states, and two Canadian provinces and provided rail service at 16 ports in North America and Europe. Based on track miles, we believe that we are the second largest operator of short line and regional freight railroads in North America.

By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase our earnings and cash flow. In addition, we expect that acquisitions will adhere to our return on capital targets and that existing operations will strive to improve year-over-year financial returns and safety performance.

During 2007, we ceased operations in Mexico. Results of our Mexican operations are included in results from discontinued operations.

GROWTH STRATEGY

The two main drivers of our growth strategy are the execution of our disciplined acquisition strategy and focused operating strategy.

Acquisition Strategy

Our acquisition, investment and long-term lease opportunities are of the following five types:

•	other regional railroads or short line railroads, such as Rail Management Corporation (RMC), Ohio Central Railroad System (OCR) and CAGY Industries, Inc. (CAGY);

•	rail lines of industrial companies, such as Bethlehem Steel Corporation and Georgia-Pacific Corporation (GP);

•	international railroads, such as Rotterdam Rail Feeding (RRF);

•	new rail and infrastructure and/or equipment associated with greenfield industrial and mineral development, such as potential new mining projects in Australia; and

•	branch lines of Class I railroads, such as Burlington Northern Santa Fe Corporation (BNSF) and CSX Corporation (CSX).

When acquiring or leasing railroads in our existing regions, we target contiguous or nearby rail properties where our local management teams are best able to identify opportunities to reduce operating costs and increase equipment utilization. In new regions, we target rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region and attract qualified management. To help ensure accountability for the projected financial results of our potential acquisitions, we typically include the regional manager who would operate the rail property after the acquisition as part of our due diligence team.

Since 1977, we have completed 34 acquisitions. We believe that additional acquisition opportunities in the United States exist among the more than 550 short line and regional railroads operating approximately 45,800 miles of track, as well as additional lines that might be sold or leased by industrial companies or Class I railroads. We also believe that there are additional acquisition candidates in Australia, Europe, Canada and other markets outside the United States. In 2008, we consummated the acquisitions of 10 railroads known as the Ohio Central Railroad System, one railroad known as the Georgia Southwestern Railroad, Inc., three railroads known as CAGY Industries, Inc. and one railroad known as Rotterdam Rail Feeding. We believe that we are well-positioned to capitalize on additional acquisitions and will continue to adhere to our disciplined approach when evaluating opportunities.

Operating Strategy

In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as prerequisites to achieving our financial goals. Our railroads operate under strong local management, with centralized administrative support and oversight. Our regional managers are continually focused on increasing our return on invested capital, earnings and cash flow through the execution of our operating strategy. At the regional level, our operating strategy consists of the following four principal elements:

•

Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year we establish stringent safety targets as part of our safety program. Through the execution of our safety program, we have reduced our injury frequency rate from 5.89 injuries per 200,000 man-hours worked in 1998 to 1.33 in 2008.

•

Focused Regional Marketing. We build each regional rail system on a base of large industrial customers, seek to grow that business through marketing efforts and pursue additional revenues by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. In addition, our capacity to compete for new customers and provide ancillary rail services is enhanced by the open access environments in both Europe and Australia.

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

•

Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain customers and railroads to the regional economies, we are able, in some instances, to obtain state and/or federal grants to upgrade track. Typically, we seek government funds to support investments that would not otherwise be economically viable for us to fund on a stand-alone basis.

As of December 31, 2008, our continuing operations were organized in nine businesses, which we refer to as regions. In the United States, we have six regions: Illinois, New York/Ohio/Pennsylvania, Oregon, Rail Link (which includes industrial switching and port operations in various geographic locations), Rocky Mountain and Southern (principally consisting of railroads in the Southern part of the United States). Outside the United States, we have three regions: Australia, Canada (which includes certain adjacent properties located in the United States) and the Netherlands.

INDUSTRY

According to the Association of American Railroads (AAR), there are 563 railroads in the United States operating over 140,000 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $359.6 million in revenues, represent approximately 93% of total rail revenues. Regional and local railroads operate approximately 45,800 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local railroads combined account for approximately 7% of total rail revenues. We operate one regional and 56 local (short line) railroads in the United States.

The following table shows the breakdown of railroads in the United States by classification.

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	94,313	Over $359.6 million
Regional	33	16,930	$40.0 to $359.6 million and /or 350 or more miles operated
Local	523	28,891	Less than $40.0 million and less than 350 miles operated

Total	563	140,134

(1)	Includes CSX Transportation (CSXT), BNSF Railway Co. (BNSF), Norfolk Southern (NS), Kansas City Southern Railway Company (KCS), Union Pacific (UP), Canadian National Railway (CN) and Canadian Pacific Railroad Co. (CP)

Source: Association of American Railroads, Railroad Facts, 2008 Edition.

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

Although the acquisition market is competitive in the railroad industry, we believe we will continue to find opportunities to acquire rail properties in the United States and Canada from independent local and regional railroads, industrial companies and Class I railroads. We also believe we will continue to find additional acquisition opportunities in markets outside of North America. For additional information, see the discussion under “Item 1A. Risk Factors.”

OPERATIONS

As of December 31, 2008, through our subsidiaries and unconsolidated affiliate, we owned, leased or operated 63 short line and regional freight railroads with approximately 6,800 miles of track in the United States, Australia, Canada, the Netherlands and Bolivia.

Freight Revenues

We generate revenues primarily from the haulage of freight by rail over relatively short distances. Freight revenues represented 61.5%, 63.8 % and 69.1% of our total revenues in 2008, 2007 and 2006, respectively.

Non-Freight Revenues

We generate non-freight revenues primarily through the following activities:

•

Railcar switching—revenues from industrial switching (the movement of railcars within industrial plants and their related facilities) and customer switching (the movement of customer railcars from one track to another track on the same railroad, primarily at United States ports);

•	Fuel sales to third parties—revenues earned by Genesee & Wyoming Australia Pty Ltd (GWA) in South Australia from the sale of diesel fuel to other rail operators;

•	Car hire and rental services—charges paid by other railroads for the use of our railcars;

•	Demurrage and storage—charges to customers for holding or storing their railcars; and

•	Car repair services—charges for repairing freight cars owned by others, either under contract or in accordance with AAR rules.

Non-freight revenues represented 38.5%, 36.2% and 30.9% of our total operating revenues in 2008, 2007 and 2006, respectively. Railcar switching represented 42.4%, 40.3% and 46.2% of our total non-freight revenues in 2008, 2007 and 2006, respectively.

Customers

As of December 31, 2008, our operations served more than 950 customers. Freight revenue from our 10 largest freight revenue customers accounted for approximately 20%, 22% and 24% of our total revenues in 2008, 2007 and 2006, respectively. Four of our 10 largest freight customers operated in the paper and forest products industry. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms ranging from less than one year to 10 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped.

Commodities

Our railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. Our pulp and paper commodity freight revenues accounted for 12%, 13% and 15% of our total revenues in the years ended December 31, 2008, 2007 and 2006, respectively. Our coal, coke and ores commodity revenues accounted for 12%, 12% and 13% of our total revenues in the years ended December 31, 2008, 2007 and 2006, respectively. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2008, 2007 and 2006, see the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Group Descriptions

The Pulp and Paper commodity group consists primarily of inbound shipments of pulp and outbound shipments of newsprint and finished papers and container board.

The Coal, Coke and Ores commodity group consists primarily of shipments of coal to power plants and industrial customers.

The Metals commodity group consists primarily of scrap metal, finished steel products, coils, pipe, slab and ingots.

The Minerals and Stone commodity group consists primarily of gypsum, salt used in highway ice control, cement, limestone and sand.

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

The Other commodity group consists of all freight moved not included in the commodity groups set forth above, such as municipal waste, other transported items and all haulage traffic.

Geographic Information

For financial information with respect to each of our geographic areas, see Note 16 to our Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report.

Traffic

Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic provide us with a more stable source of revenue, because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2008, revenues generated from interline and local traffic constituted approximately 96% of our freight revenues.

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

Employees

As of December 31, 2008, our railroads and industrial switching locations had 2,647 full time employees. Of this total, 967 railroad employees are members of national labor organizations. Our railroads have 37 contracts with these national labor organizations, six of which are currently in negotiation. We also entered into employee association agreements with an additional 145 employees who are not represented by a national labor organization. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. Le Code Canadian du Travail and the Federal Workplace Relations Act govern the labor relations of employers and employees engaged in the railroad industry in Canada and Australia, respectively. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. In the Netherlands, RRF is not party to any collective bargaining agreements. We believe our relationship with our employees is good.

SAFETY

Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, which is defined by the Federal Railroad Administration (FRA) as reportable injuries per 200,000 man hours worked, was 1.33 and 1.67 in 2008 and 2007, respectively.

INSURANCE

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $0.5 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property damage policies have self-insured retentions generally ranging from $0.1 million to $0.5 million, depending on the category of incident.

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

Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy. Employees of GWA are covered by the respective state-based workers’ compensation legislation. Employees of RRF are covered by the workers’ compensation legislation of the Netherlands.

We believe our insurance coverage is adequate in light of our experience and the experience of the rail industry.

COMPETITION

Each of our railroads is typically the only rail carrier directly serving our customers. However, in certain circumstances, including under the open access regimes in Australia and the Netherlands, our customers have access to other rail carriers. In addition, our railroads compete directly with other modes of transportation, principally highway competition from motor carriers and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight we handle is interchanged with other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.

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

In acquiring rail properties, we generally compete with other short line and regional railroad operators, and more recently with various financial institutions, including private equity firms, operating in conjunction with short line rail operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial and financial resources, effectively positions us to take advantage of acquisition opportunities.

REGULATION

United States

In addition to environmental laws, securities laws, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	the STB;

•	the FRA;

•	the United States Department of Transportation (DOT);

•	federal agencies, including the Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

•	state departments of transportation; and

•	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA and DOT have jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. In some cases, state and local laws and regulations may be preempted in their application to railroads by the operation of these and other federal authorities.

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

Quebec Gatineau Railway and Huron Central Railway are subject to the jurisdiction of the provincial governments of Quebec and Ontario, respectively. Provincially regulated railways operate only within one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Ministère des Transports du Quebec, while in Ontario, under the Shortline Railways Act, 1995, a license must be obtained from the Registrar of Shortline Railways. Construction, operation and discontinuance of operation are regulated, as are railway services.

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

GWA’s interstate access includes the standard gauge tracks in South Australia which are part of the standard gauge network connecting the state capital cities of Perth, Adelaide, Melbourne, Sydney and Brisbane. The majority of interstate network access is controlled by the Australian Rail Track Corporation, owned by the Commonwealth of Australia. Freightlink Pty Ltd provides network access for the standard gauge tracks operating between Tarcoola, South Australia to Darwin, Northern Territory.

Netherlands

In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways manager, Pro Rail.

In addition, at the European Level, several directives have been issued concerning the transportation of goods by railway. These directives generally cover the development of the railways, allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The European Union (EU) legislation also sets a framework for a harmonised approach to railway safety. Every railway company must obtain a safety certification before it can run trains on the European network and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been implemented in Dutch railway legislation such as the Railways Act.

The Dutch Competition Authority (DCA) is charged with the supervision of compliance with the European Community’s directives on the development of the railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. Similarly, in Canada, these functions are administered at the federal level by Environment Canada and the Ministry of Transport and comparable agencies at the provincial level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. In the Netherlands, national laws regulating the protection of the environment are administered by the Ministry of Housing, Spatial Planning and the Environment and authorities at the provincial and municipal level, while laws regulating the transportation of hazardous substances are primarily administered by the Ministry of Transport, Public Works and Water Management.

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

On June 25, 2007, FCCM formally notified the Mexican Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. The decision to cease FCCM’s operations was made on June 22, 2007, and was due to the failure of the Mexican government to fulfill its obligation to fund the Chiapas reconstruction. Without reconstruction of the hurricane-damaged line, FCCM was not a viable business. During the third quarter of 2007, FCCM ceased its rail operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The SCT has contested the resignation of the concession and has seized substantially all of FCCM’s operating assets in response to the resignation. Additional information on the SCT’s claims is set forth under “Item 3. Legal Proceedings—Mexico.”

In November 2008, we entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis) for a sale price of approximately $2.4 million. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

Results of our Mexican operations are included in results from discontinued operations.

AVAILABLE INFORMATION

We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996, and since September 27, 2002, our shares have been listed on the New York Stock Exchange. Our principal executive offices and corporate headquarters are located at 66 Field Point Road, Greenwich, Connecticut, 06830, and our telephone number is (203) 629-3722.

Our Internet website address is www.gwrr.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the SEC. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our Internet website. Our Internet website also contains hyperlinks to charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics. Our Code of Ethics applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, and our chief accounting officer and global controller. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (NYSE), on our Internet website within the required time period.

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

The information regarding our Internet website and its content is for your convenience only. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “Email Alert” section at www.gwrr.com/investors.

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

GENERAL RISKS ASSOCIATED WITH OUR BUSINESS

Adverse macroeconomic and business conditions could negatively impact our business.

Economic activity in the United States and throughout the world has undergone a sudden, sharp downturn. Global financial markets have and could continue to experience unprecedented volatility and disruption. Certain of our customers and suppliers are directly affected by the economic downturn, are facing credit issues and could experience cash flow problems that have and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our rail services. In addition, adverse economic conditions could also affect our costs for insurance and our ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Changes in governmental banking, monetary and fiscal policies to stimulate the economy, restore liquidity and increase credit availability may not be effective. It is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact our customers, suppliers and our business in general. Moreover, given the asset intensive nature of our business, the economic downturn increases the risk of significant asset impairment charges since we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. Continuation or further worsening of current macroeconomic and financial conditions could have a material adverse effect on our operating results, financial condition and liquidity.

If we are unable to consummate additional acquisitions or investments, then we may not be able to implement our growth strategy successfully.

Our growth strategy is based to a large extent on the selective acquisition and development of, and investment in, rail properties, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other companies that may have greater financial resources;

•	our ability to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with venture partners; and

•	the availability of management resources to oversee the integration and operation of the new businesses.

If we are not successful in implementing our growth strategy, the market price for our Class A common stock may be adversely affected.

We may need additional capital to fund our acquisitions. If we are unable to obtain additional capital at a reasonable cost, then we may forego potential acquisitions, which would impair the execution of our growth strategy.

Since January 1, 1996, we have acquired interests in 54 railroads, the majority of which were purchased for cash. As of December 31, 2008, we had undrawn revolver capacity of $210.9 million and $31.7 million of cash and cash equivalents available for acquisitions or other activities. We intend to continue to review acquisition candidates and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. We expect that, as in the past, we will pay cash for some or all of the purchase price of any acquisitions or purchases that we make. Depending on the number of acquisitions or purchases and the prices thereof, we may not generate enough cash from operations to pay for the acquisitions or purchases. We may, therefore, need to raise substantial additional capital to fund our acquisitions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution of our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. The global financial markets have been and may continue to be constrained and may not be a source of additional capital. If we are unable to obtain additional capital, then we may forego potential acquisitions, which could impair the execution of our growth strategy.

Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.

We have experienced significant growth through acquisitions and we expect to continue to grow through additional acquisitions. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. We may not be able to manage or integrate the acquired companies or businesses successfully. The process of acquiring businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees or customers;

•

possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the quality of services that have historically been provided;

•	integrating employees of rail lines acquired from other entities into our regional railroad culture;

•	failure to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short-and long-term effects on our operating results, financial condition and liquidity.

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

Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before our acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. Generally, the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, expire several years after closing. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our financial condition and operating results.

Our credit facilities and note purchase agreements contain numerous covenants that impose certain restrictions on the way we operate our business.

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

Our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities could result in an increase in our interest expense and could give rise to events of default under the credit facilities, which, if not cured or waived, could permit acceleration of our indebtedness, allowing our senior lenders to foreclose on our assets.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.

Our business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We have procedures for reviewing our receivables and credit exposures to specific customers and counterparties; however, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by us and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect our operating results, financial condition and liquidity.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.

Our operations served more than 950 customers in 2008. Freight revenue from our 10 largest freight revenue customers accounted for approximately 20% of our total revenues in 2008. As of December 31, 2008, four of our

10 largest customers operated in the paper and forest products industry. In 2008, our largest freight revenue customer was a company in the paper and forest products industry, freight revenue from which accounted for approximately 5% of our total revenues in 2008. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume and are not typically linked to the prices of the commodities being shipped. Substantial reduction in business with or loss of important customers or contracts has had and could continue to have a material adverse effect on our operating results, financial condition and liquidity.

Because we depend on Class I railroads and other connecting carriers for a majority of our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2008, approximately 88% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers, or to cease certain freight movements, could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which Class I carrier made such a decision and which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators, which divestitures are important for the execution of our growth strategy.

Our ability to provide rail service to customers in the United States and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of or service provided by those connecting carriers or in our relationship with those connecting carriers could adversely affect our operating results and financial condition.

We are dependent on lease agreements with Class I railroads and other third parties for our operations, strategy and growth.

Our rail operations are dependent, in part, on lease agreements with Class I railroads and third parties, which allow us to operate over certain segments of track critical to our operations. For instance, we lease several railroads from Class I carriers under long-term lease arrangements, which collectively accounted for approximately 12% of our 2008 revenues. In addition, we own several railroads that also lease portions of the track or right of way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Expiration or termination of these leases or failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties, which could adversely affect our operating results and financial condition.

We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.

Each of our railroads is typically the only rail carrier directly serving our customers. However, in certain circumstances, including under the open access regimes in Australia and the Netherlands, our customers have access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our network. In addition, other rail operators may build new rail lines to access certain of our customers. If competition from these alternative methods of transportation or competitors materially increases, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, we could suffer a material adverse effect on our operating results, financial condition and liquidity.

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

For information on the competition associated with the open access regimes in Europe and Australia, see “Additional Risks Associated with our Foreign Operations.”

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

We are subject to governmental regulation with respect to our railroad operations and a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, the DOT, the FRA of the DOT, other federal agencies (including the DHS) and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec and Ontario. In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways manager, Pro Rail. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.

Changes to the legislative and regulatory environment, if adopted, could have a significant impact on our railroad operations.

There are various legislative actions being considered in the United States that modify or increase regulatory oversight of the rail industry. The majority of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives recently introduced in Congress associated with competition, safety, pricing power, positive train control, security and labor regulations could significantly affect our operations and the cost of compliance with the proposed rules and regulations could be significant. In addition, proposed and pending regulations may require us to obtain and maintain various licenses, permits and other authorizations, and we may not be able to do so. Federal, state and local regulatory authorities may change the regulatory framework without providing us with any recourse for the adverse effects that the changes may have on our operations. As a result, changes to legislation and the regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

Market and regulatory responses to climate change could adversely affect our operating costs and decrease demand for the commodities we transport.

Clean air laws, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use commodities that we carry to produce energy, use significant amounts of energy in producing or delivering the commodities we carry, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition and liquidity.

We could incur significant costs for violations of, or liabilities under, environmental laws and regulations.

Our railroad operations and real estate ownership are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. We may incur environmental liability from conditions or practices at properties previously owned or operated by us, properties leased by us and other properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned by us. Under some environmental statutes, such liability may be without regard to whether we were at fault and may also be “joint and several,” whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.

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

Fuel costs constitute a significant portion of our total operating expenses and an increase in fuel costs could have a negative effect on our profitability. Although we receive fuel surcharges and other rate adjustments to offset rising fuel prices, if Class I railroads change their policies regarding fuel surcharges, then the compensation we receive for increases in fuel costs may decrease. Fuel costs for fuel used in operations were approximately 13% and 11% of our operating expenses for the years ended December 31, 2008 and 2007, respectively.

Fuel prices and supplies are influenced by factors beyond our control, such as international political and economic circumstances. If diesel fuel prices increase dramatically or if a fuel supply shortage were to arise from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our operating results, financial condition and liquidity.

We may be affected by supply constraints resulting from disruptions in the fuel markets.

We consumed 18.8 million gallons of diesel fuel in 2008. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, our financial position, results of operations or liquidity could be adversely affected.

As a common carrier by rail, we are required to transport hazardous materials, regardless of risk.

Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. In addition, federal regulators have previously prescribed regulations governing railroads’ transportation of hazardous materials and have the ability to put in place additional regulations. For instance, recently enacted legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in our costs associated with the transport of hazardous materials could have a material adverse effect on our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. On certain of the rail lines over which we operate, freight trains are commingled with passenger trains. For instance, in Oregon we operate certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon over our Portland & Western Railroad. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed expected statutory limits, third-party insurance limits and our insurance limits. Insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, subsequent adverse events directly and indirectly applicable to us may result in additional increases in our insurance premiums and/or our self-insured retentions and could result in limitations to the coverage under our existing policies. The occurrence of losses or other liabilities that are not covered by insurance or that exceed our insurance limits could have a material adverse effect on our operating results, financial condition and liquidity.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operating results, financial condition and liquidity.

We are a party to collective bargaining agreements with various labor unions in the United States, Australia and Canada. In North America, we are party to 37 contracts with national labor organizations. We are currently engaged in negotiations with respect to six of those agreements. We have also entered into employee association agreements with an additional 145 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, then we could experience a significant disruption of our operations and/or higher ongoing labor costs, which, in either case, could materially adversely affect our operating results, financial condition and liquidity. To date, we have experienced no material strikes or work stoppages. We are also subject to the risk of the unionization of our non-unionized employees, which risk could increase if pro-union legislation currently under consideration is adopted. Additional unionization of our workforce could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, work interruptions may be threatened, which could cause customers to seek other transportation alternatives, with a corresponding adverse financial impact.

If we are unable to employ a sufficient number of skilled workers, then our operating results, financial condition and liquidity may be materially adversely affected.

We believe that our success and our growth depend upon our ability to attract and retain skilled workers that possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce and significant competition for specialized trades. Within the next five years, we estimate approximately 15% of the current workforce will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. If any of these events were to occur, then our cost structure could increase, our margins could decrease and our growth potential could be impaired, each of which could have a material adverse effect on our operating results, financial condition and liquidity.

Our operations are dependent on our ability to obtain railcars, locomotives and other critical railroad items from suppliers.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars increases, then we might not be able to obtain replacement railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. In addition, in some cases we use third-party locomotives to provide transportation services to our customers. Without these third-party locomotives, we would need to invest additional capital in locomotives. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or material shortages that could materially affect our financial position, results of operations or liquidity in a particular year or quarter.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, freight loss and other property damage and other matters. For example, United States job-related personal injury claims are subject to FELA, which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident involving material freight loss or property damage, personal injury and environmental liability that is not covered by insurance could have a material adverse effect on our operating results, financial condition and liquidity.

Our results of operations are susceptible to severe weather conditions and other natural occurrences.

We are susceptible to adverse weather conditions, including floods, fires, hurricanes, droughts, earthquakes and other natural occurrences. For example:

•	Our minerals and stone revenues may be reduced by mild winters in the Northeastern United States, which lessen demand for road salt.

•	Our coal, coke and ores revenues may be reduced by mild winters in the Midwestern United States, which lessen demand for coal.

•	GWA’s revenues are susceptible to the impact of drought conditions on the South Australian grain harvest.

Bad weather and natural disasters, such as blizzards in the Northeastern United States and Canada and hurricanes in the Southeastern United States, could cause a shutdown or substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. Such weather conditions could cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results of operations, financial condition and liquidity. Furthermore, our expenses could be adversely impacted by weather, including, for example, higher track maintenance and overtime costs in the winter at our railroads in the Northeastern United States and Canada related to snow removal and mandated work breaks.

In addition, GWA derives a significant portion of its rail freight revenues from shipments of grain. For each of the years ended December 31, 2008 and 2007, grain shipments generated approximately 3% of GWI’s operating revenues. A decrease in grain shipments as a result of adverse weather or other negative agricultural conditions could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Certain of our capital projects may be impacted by our ability to obtain government funding.

Certain of our existing capital projects are, and certain of our future capital projects may be, partially dependent on our ability to obtain government funding. During 2008, we obtained government funding for 38 separate projects that were partially funded by United States, Canada and Australia federal, state and municipal agencies. These funds represented approximately 18.2% of our total capital expenditures during 2008. Government funding for our projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate future funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements.

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

Some of our significant subsidiaries transact business in foreign countries, namely in Australia, Canada and the Netherlands, and we have a minority investment in Bolivia. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse renegotiation or modification of existing agreements or arrangements with governmental authorities;

•	adverse changes or greater volatility in the economies of those countries;

•	adverse effects of currency exchange controls;

•	adverse currency movements that make goods produced in those countries that are destined for export markets less competitive;

•	adverse changes to the regulatory environment of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment and earnings;

•	the nationalization of the businesses that we operate, such as threatened nationalization in Bolivia;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the potential instability of foreign governments, including from domestic insurgency;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.

Because some of our significant subsidiaries and affiliates transact business in foreign currencies and because a significant portion of our net income comes from the operations of our foreign subsidiaries, future exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.

Our operations in Australia, Canada and the Netherlands accounted for 19.0%, 9.1% and 1.7% of our consolidated operating revenues, respectively, for the year ended December 31, 2008. The results of operations of our foreign entities are reported in the local currency—the Australian dollar, the Canadian dollar and the Euro—and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future. For instance, in the year ended December 31, 2008, the Australian dollar and Canadian dollar depreciated 20.4% and 19.3%, respectively, relative to the United States dollar.

We cannot assure you that we will be able to effectively manage our exchange rate risks, and the volatility in currency exchange rates may have a material adverse effect on our operating results, financial condition and liquidity. In addition, because our financial statements are stated in United States dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Failure to meet concession commitments with respect to operations of our rail lines could result in the loss of our investment and a related loss of revenues.

Through our subsidiaries in South Australia and unconsolidated minority interest in Bolivia, we have entered into long-term concession and/or lease agreements with governmental authorities in South Australia and

Bolivia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. Our failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement and the related revenues and income.

Open access regimes in Australia and the Netherlands could lead to additional competition for rail services and decreased revenues and profit margins.

The legislative and regulatory framework in Australia allows third-party rail operators to gain access to GWA’s railway infrastructure and also governs GWA’s access to track owned by others. The Netherlands also has an open access regime that permits third-party rail operators to compete for RRF’s business. There are limited barriers to entry to preclude a current or prospective rail operator from approaching GWA or RRF’s customers, and seeking to capture market share. The loss of GWA or RRF’s customers to competitors could result in decreased revenues and profit margins and adversely affect our operating results and financial condition.

Changes to the open access regimes in Australia and the Netherlands could have a significant impact on our operations.

Access charges paid for access onto the track of other companies, and access charges under state and federal regimes are subject to change. Where we pay access fees to others, if those fees were increased, our operating margins could be negatively affected. In Australia, if the federal government or respective state regulators were to alter the regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by GWA did not meet competitive standards, then GWA’s income from those fees could decline. In addition, when GWA and RRF operate over track networks owned by others, the owners of the network are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the tracks in satisfactory condition. Therefore, in areas where we operate over tracks owned by others, our operations are subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Either risk could adversely affect our operating results and financial condition.

GWA is subject to several contractual restrictions on its ability to compete.

As a result of our June 2006 sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale), GWA is subject to (a) a five-year non-compete in the State of Western Australia, the Melbourne-to-Adelaide corridor and certain areas within the State of New South Wales historically served by ARG; (b) a right of first refusal for the benefit of Queensland Rail on the sale of (i) GWA or a majority of the ownership of GWA and (ii) a number of high horsepower locomotives and intermodal wagons owned or operated by GWA and (c) a restriction on hiring of ARG employees who remain employed by ARG after the sale. These contractual restrictions may place limits on our ability to grow GWA’s business or divest of certain assets, which could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Genesee & Wyoming, through our subsidiaries and our unconsolidated affiliate in Bolivia, currently has interests in 63 short line and regional freight railroads, of which 57 are located in the United States, three are located in Canada, one is located in Australia, one is located in the Netherlands and one is located in Bolivia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the sellers, and our holdings of such real estate are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land.

Our railroads operate over approximately 6,800 miles of track that is owned, jointly owned or leased by us or our affiliates. We also operate, through various trackage rights and lease agreements, over more than 3,100 miles of track that is owned or leased by others. The track miles listed below exclude 929 miles of sidings and yards located in the United States (777 miles), Canada (87 miles) and Australia (65 miles).

The following table sets forth certain information as of December 31, 2008, with respect to our and our affiliate’s railroads, excluding 998 miles associated with our discontinued operations in Mexico:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York	1899	27	(2)	Owned	CP, DMM, RSR, NS, CSX

The Dansville & Mount Morris Railroad Company (DMM) New York	1985	8	(2)	Owned	GNWR

Rochester & Southern Railroad, Inc. (RSR) New York	1986	51	(3)	Owned	BPRR, CP, GNWR, CSX, LAL

Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	(4)	Owned/Leased	UP, BNSF

Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	1988	392	(5)	Owned/Leased	ALY, BR, CN, CP, CSX, NS, PS, RSR, AVR, SB, SBOR

Allegheny & Eastern Railroad, Inc. (ALY) Pennsylvania	1992	128	(6)	Owned	BPRR, NS, CSX

Bradford Industrial Rail, Inc. (BIR) Pennsylvania	1993	4	(7)	Owned	BPRR

Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	184	(8)	Leased	UP, PNWR, HLSC, AERC

Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	(9)	Owned/Leased	BNSF, UP, WPRR, AERC, POTB

Pittsburg & Shawmut Railroad, Inc. (PS) Pennsylvania	1996	111	(10)	Owned	BPRR, NS

Illinois & Midland Railroad, Inc. (IMR) Illinois	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP, KCS

Commonwealth Railway, Inc. (CWRY) Virginia	1996	19	(12)	Owned	NS, CSX

Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	(13)	Leased	NS, CSX

Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	30	(14)	Leased	UP, BNSF, TM

Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	(15)	Owned/Leased	CSX, NS

Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	(16)	Leased	CSX, NS

South Buffalo Railway Company (SB) New York	2001	54	(17)	Owned/Leased	BPRR, CSX, NS, CP, CN

St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	2002	157	(18)	Owned/Leased	PAR, SLQ

York Railway Company (YRC) Pennsylvania	2002	42	(18)	Owned	CSX, NS

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
Utah Railway Company (URC) Utah	2002	47	(19)	Owned	UP, BNSF

Salt Lake City Southern Railroad Company (SLCS) Utah	2002	2	(20)	Owned	UP, BNSF

Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	(21)	Owned	CSX, NS, CHAT

Arkansas Louisiana and Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	(21)	Owned	UP, KCS, FP

Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	(21)	Owned	UP, KCS, ALM

Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW, KJRY IAIS, IMRR, CIRY,

Golden Isles Terminal Wharf (GITW) Georgia	2004	7	(23)	Owned	CSX

First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	(24)	Leased	CSX, SM

AN Railway, L.L.C. (AN) Florida	2005	96	(25)	Leased	CSX

Atlantic & Western Railway, L.P. (ATW) North Carolina	2005	11	(26)	Owned	CSX, NS

The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	(26)	Owned	CSX, NS, CHAT

East Tennessee Railway, L.P. (ETRY) Tennessee	2005	14	(27)	Owned/Leased	CSX, NS

Galveston Railroad, L.P. (GVSR) Texas	2005	38	(28)	Leased	BNSF, UP

Georgia Central Railway, L.P. (GC) Georgia	2005	171	(29)	Owned/Leased	CSX, NS

KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	(26)	Owned	CSX

Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	(26)	Owned	BNSF, UP

Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	148	(30)	Owned/Leased	CSX, KCS, NS, AGR, BNSF

Riceboro Southern Railway, L.L.C. (RSOR) Georgia	2005	18	(31)	Leased	CSX

Tomahawk Railway, L.P. (TR) Wisconsin	2005	6	(26)	Owned	CN

Valdosta Railway, L.P. (VR) Georgia	2005	10	(26)	Owned	CSX, NS

Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	19	(26)	Owned	CSX

Wilmington Terminal Railroad, L.L.C. (WTRY) North Carolina	2005	17	(32)	Leased	CSX

Chattahoochee Bay Railroad, Inc. (CHAT) Georgia	2006	26	(33)	Owned	BAYL, NS, CIRR, CSX

Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	(34)	Owned	CSX

Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	68	(35)	Leased	NS

Luxapalia Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	38	(35)	Owned	NS, KCS, C&G, GTRA

Columbus and Greenville Railway Company (C&G) Mississippi	2008	162	(35)	Owned	NS, KCS, LXVR, AGR, CN, GTRA, CXS

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
The Aliquippa & Ohio River Railroad Company (AORR) Pennsylvania	2008	6	(36)	Owned	CSX

The Columbus and Ohio River Rail Road Company (CUOH) Ohio	2008	242	(37)	Owned/Leased	CSX, NS, OHCR, OSRR

The Mahoning Valley Railway Company (MVRR) Ohio	2008	6	(36)	Owned	CSX, NS, OHPA, YBRR

Ohio Central Railroad, Inc. (OHCR) Ohio	2008	95	(36)	Owned	CSX, CUOH, NS, WE, OSRR, RJCL,

Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	2	(36)	Owned	CSX, MVRR, NS, YBRR, YSER

Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	38	(36)	Owned	CUOH, NS, OHCR

The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	(36)	Owned	CSX, NS, PAM

The Warren & Trumbull Railroad Company (WTRR) Ohio	2008	6	(38)	Leased	NS, YBRR

Youngstown & Austintown Railroad, Inc. (YARR) Ohio	2008	5	(39)	Leased	CSX, NS, YBRR

The Youngstown Belt Railroad Company (YBRR) Ohio	2008	26	(36)	Owned	CSX, MVRR, NS, WTRR, YARR, OHPA

Georgia Southwestern Railroad Inc. (GSWR) Georgia	2008	231	(40)	Owned/Leased	NS, CSX

CANADA: Huron Central Railway Inc. (HCR) Canada	1997	173	(41)	Leased	CP, CN

Quebec Gatineau Railway Inc. (QGRY) Canada	1997	313	(42)	Owned/Leased	CP, CN

St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	2002	95	(18)	Owned	CP, CN, MMA, SLR

AUSTRALIA: Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	(43)	Leased

NETHERLANDS: Rotterdam Rail Feeding, B.V. (RRF)	2008	0	(44)	Open Access

BOLIVIA (Minority Investment): Ferroviaria Oriental, S.A. (Oriental)	2000	773	(45)	Leased	General Belgrano, Novoeste

(1)	See Legend of Connecting Carriers following this table.
(2)	Includes 13 miles obtained in 1982. The GNWR and DMM are now operated by RSR.
(3)	In addition, RSR has haulage contracts over 52 miles of NS that are terminable at will and 70 miles of CSX that expire in 2013.
(4)	Includes 3 miles under a lease with M.A. Patout & Sons expiring in 2011. If the lease terminates, the lessor is obligated to reimburse us for leasehold improvements based upon stipulations in the agreement. In addition, LDRR operates by trackage rights over 91 miles of UP under an agreement terminable at will by either party.
(5)	Includes 92 miles under a perpetual lease and 41 miles, 9 miles and 24 miles under leases with CSX expiring in 2027, 2080 and 2024, respectively, and 36 miles under a lease with NS expiring in 2027. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018 and 8 miles of NS under an agreement expiring in 2027.
(6)	ALY operates by an indefinite interchange agreement over 1 mile of NS. ALY merged with BPRR in January 2004.
(7)	BIR merged with BPRR on January 1, 2004.
(8)	All under lease with UP expiring in 2013, with a ten-year renewal unless terminated by either party. If the lease terminates, the UP is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(9)	Includes 60 miles under lease with UP expiring in 2015, with a ten-year renewal unless terminated by either party. If the lease terminates, UP is obligated to reimburse us for pre-approved leasehold improvements, subject to certain limitations. Includes 76 miles under lease with BNSF, expiring in 2017. If the lease terminates, BNSF is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, PNWR operates by trackage rights over 2 miles of UP expiring in 2015 and 4 miles of POTB expiring in 2010. PNWR also has haulage contracts over 49 miles of UP, 13 miles of BNSF and 2 miles of the Portland Terminal Railroad Company, expiring in 2016, 2017 and 2016, respectively. Includes 56 miles and 92 miles operated pursuant to a perpetual rail service easement from the State of Oregon.

(10)	PS merged with BPRR in January 2004.
(11)	In addition, IMR operates by perpetual trackage rights over 15 miles of CN. IMR also operates by trackage rights over 9 miles of TZPR and 48 miles of UP that expire in 2024 and 2099, respectively.
(12)	Includes 12.5 miles of previously leased rail line, which was purchased from Norfolk Southern Corp. in April 2008.
(13)	All under lease with Jacksonville Port Authority.
(14)	All under lease with Port of Corpus Christi Authority of Nueces County Texas.
(15)	Includes 13 miles which are under lease with the Georgia Port Authority.
(16)	All under lease with the Georgia Port Authority.
(17)	SB was acquired from Bethlehem Steel in October 2001.
(18)	Subsidiary of Emons Transportation Group, Inc., acquired in February 2002. Includes 3 miles which are under lease from the Lewiston & Auburn Railroad expiring in 2043.
(19)	URC was acquired in 2002. In addition, URC operates by trackage rights over 349 miles of UP under a five-year renewable agreement expiring in 2010, subject to extension.
(20)	Subsidiary of URC, acquired in August 2002. In addition, SLCS operates by trackage rights over 34 miles of UP terminable at will, subject to one-year advance notice.
(21)	All acquired in December 2003 from Georgia Pacific Corporation.
(22)	All under lease with Peoria and Pekin Union Railway (PPU) expiring in 2024. In addition, TZPR operates by trackage rights over 4 miles of UP under an agreement expiring in 2013.
(23)	The Company purchased the Golden Isles Terminal Wharf in August 2004 from CSX.
(24)	All under lease with CSX expiring in 2025.
(25)	Acquired in June 2005 from RMC. All under lease with the St. Joe Company expiring in 2018, subject to three automatic ten-year renewals. If the lease terminates, AN is entitled to the undepreciated value of track and bridge improvements, subject to certain limitations.
(26)	Acquired in June 2005 from RMC.
(27)	Acquired in June 2005 from RMC. Includes 3 miles under lease with CSX Transportation expiring in 2013.
(28)	Acquired in June 2005 from RMC. All under lease with the Board of Trustees of the Galveston Wharves.
(29)	Acquired in June 2005 from RMC. Includes 58 miles on the GC under lease with CSX Transportation expiring in 2010.
(30)	Acquired in June 2005 from RMC. Includes a lease of 94 miles of the right of way of MNBR from CSX expiring in 2023.
(31)	Acquired in June 2005 from RMC. All under lease with CSX Transportation expiring in 2024. If the lease terminates, CSX Transportation is obligated to reimburse us for leasehold improvements, subject to certain limitations.
(32)	Acquired in June 2005 from RMC. All under lease with the North Carolina State Ports Authority.
(33)	CHAT purchased the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. in August 2006 from Gulf & Ohio Railways.
(34)	The Company purchased 87.4% of MMID in December 2007.
(35)	The Company purchased 100% of CAGY Industries, Inc. in May 2008. CAGY Industries, Inc. was the parent company of three short line railroads, including the LXVX, CCKY and C&G. The C&G operates by trackage rights over 26 miles of KCS track that expire in 2057. The CCKY leases 49 miles from the State of Georgia and 21 miles from NS that expire in 2018 and 2009, respectively.
(36)	The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Summit View, Inc. was the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR).
(37)	The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Includes 160 miles under an operating agreement with the Ohio Rail Development Corporation expiring in 2012, subject to a five-year renewal.
(38)	The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Summit View, Inc. was the parent company of 10 short line railroads known as the OCR. Includes the WTRR under a year-to-year lease with the Economic Development Rail II Corporation.
(39)	The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Includes the YARR under lease with the Economic Development Rail Corporation expiring in 2013.
(40)	The Company, through a wholly-owned subsidiary, acquired 100% of GSWR in October 2008. GSWR leases 104 miles from the State of Georgia and 50 miles from NS that expire in 2022 and 2015, respectively.
(41)	All under lease with CP expiring in 2017.
(42)	Includes 18 miles that are under lease with CP expiring in 2017, with renewal options subject to both parties’ consent. In addition, QGRY operates by trackage rights over 65 miles of CP that expire in 2017, subject to renewal.
(43)	All under lease from the Government of South Australia expiring in 2047.
(44)	The Company purchased 100% of RRF in April 2008. RRF operates primarily in the Port of Rotterdam pursuant to an open access regime.
(45)	All under a 40-year concession agreement expiring in 2036 operating on track structure that is owned by the state-owned rail company Red Ferroviario Oriental.

Legend of Connecting Carriers

AERC	Albany & Eastern Railroad
AGR	Alabama & Gulf Coast Railway LLC
AVR	Allegheny Valley Railroad
BNSF	Burlington Northern Santa Fe Railway Company
CIRY	Central Illinois Railway
CN	Canadian National
CP	Canadian Pacific Railway

CSX	CSX Transportation, Inc.
GTRA	Golden Triangle Railroad
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
KCS	Kansas City Southern
KJRY	Keokuk Junction Railway
LAL	Livonia, Avon & Lakeville Railroad Corp.
MMA	Montreal, Maine & Atlantic Railway, Ltd.
NS	Norfolk Southern Corp.
PAM	Pittsburgh & McKees Rocks
PAR	Pan Am Railways
POTB	Port of Tillamook Bay Railroad
RJCL	RJ Corman Cleveland Line
SBOR	Buffalo Southern Railroad
SM	St. Mary’s Railroad
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
WE	Wheeling & Lake Erie Railway
YSER	Youngstown Southeastern Railroad

EQUIPMENT

As of December 31, 2008, the rolling stock of our continuing operations consisted of 583 locomotives, of which 523 were owned and 60 were leased, and 14,767 freight cars, of which 3,905 were owned and 10,862 were leased. A breakdown of the types of freight cars owned and leased by our continuing operations is set forth in the table below. As of December 31, 2008, our discontinued operations in Mexico owned 30 locomotives and 206 freight cars.

Rail Cars by Car Type:

	Owned	Leased	Totals
Box	1,492	7,411	8,903
Hoppers	952	1,011	1,963
Flats	735	122	857
Gondolas	277	1,347	1,624
Covered Hoppers	384	971	1,355
Tank Cars	29	—	29
Maintenance of Way	23	—	23
Crew Cars	13	—	13

	3,905	10,862	14,767

Item 3.	Legal Proceedings

Mexico. As previously disclosed, on June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. As a result of SCT’s answer in this proceeding, on June 26, 2008, FCCM filed a brief with new arguments. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. On April 30, 2008, the District Court issued a decision upholding the seizure without analyzing the merits of the case. On May 21, 2008, FCCM appealed the decision issued by the District Court, before the Circuit Court in Merida. The Circuit Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of December 31, 2008, there was a net asset of $0.6 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration. As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), our subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, our total claims against CSX and KCS under the Haulage Agreement are approximately $6.8 million, which amount could change pending receipt of additional information and resolution of pending legal actions. On April 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On May 5, 2008, KCS filed an answering statement and counterclaims. On August 25, 2008, CSX and KCS alleged that they have suffered damages in an amount exceeding $3.0 million and $0.6 million, respectively, but yet to be finally determined. Arbitration is scheduled for June 2009. We plan to vigorously defend ourself against the CSX and KCS claims, which we believe to be without merit, and will pursue insurance recovery as appropriate. Although we believe we are entitled to payment for our claims, and that we have meritorious defenses against the counter claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Other. In addition to the lawsuits set forth above, from time to time we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there would exist the possibility of a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The tables below show the range of high and low actual trade prices for our Class A common stock during each quarterly period of 2008 and 2007.

Year Ended December 31, 2008	High	Low
4th Quarter	$38.34	$22.53
3rd Quarter	$47.41	$30.86
2nd Quarter	$42.54	$31.61
1st Quarter	$36.14	$21.96

Year Ended December 31, 2007	High	Low
4th Quarter	$29.95	$24.08
3rd Quarter	$31.57	$24.57
2nd Quarter	$33.40	$25.80
1st Quarter	$28.60	$24.20

Our Class B common stock is not publicly traded.

Number of Holders. On February 20, 2009, there were 199 Class A common stock record holders and 8 Class B common stock record holders.

Dividends. We did not pay cash dividends in 2008 and 2007. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and subject to any restrictions contained in our credit facilities and note purchase agreements. For more information on contractual restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

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

The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, have been derived from our consolidated financial statements. Historical information has been reclassified to conform to the presentation of discontinued operations. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$601,984	$516,167	$450,683	$350,401	$270,550
Operating expenses	486,053	419,339	369,026	280,960	224,438

Income from operations	115,931	96,828	81,657	69,441	46,112
Gain on sale of equity investment in ARG	—	—	218,845	—	—
Investment loss—Bolivia	—	—	(5,878)	—	—
Equity (loss) income of unconsolidated international affiliates	—	—	(10,752)	14,224	21,044
Interest income	2,093	7,813	7,839	249	165
Interest expense	(20,610)	(14,735)	(16,007)	(13,335)	(9,266)
Other income (expense), net	227	889	252	95	(162)

Income from continuing operations before income taxes	97,641	90,795	275,956	70,674	57,893
Provision for income taxes	24,909	21,548	103,309	20,163	21,264

Income from continuing operations	72,732	69,247	172,647	50,511	36,629
Preferred stock dividends and cost accretion	—	—	—	—	479

Income from continuing operations available to common stockholders	72,732	69,247	172,647	50,511	36,150
(Loss) income from discontinued operations, net of tax	(501)	(14,072)	(38,644)	(376)	990

Net income available to common stockholders	$72,231	$55,175	$134,003	$50,135	$37,140

Basic earnings per common share:
Earnings per common share from continuing operations	$2.28	$2.00	$4.59	$1.37	$1.00
Weighted average shares	31,922	34,625	37,609	36,907	36,207

Diluted earnings per common share:
Earnings per common share from continuing operations	$2.00	$1.77	$4.07	$1.21	$0.88
Weighted average shares	36,348	39,148	42,417	41,712	41,103

BALANCE SHEET DATA AT YEAR-END:
Total assets	$1,587,281	$1,077,801	$1,141,064	$980,598	$677,251
Total debt	561,265	272,766	245,685	338,351	132,237
Stockholders’ equity	478,063	430,981	520,187	397,820	341,700

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for the years ended December 31, 2008, 2007 and 2006, were determined in accordance with accounting principles generally accepted in the United States (United States GAAP). Historical information has been reclassified to conform to the presentation of discontinued operations.

Outlook for 2009

Economic activity in the United States and throughout the world has and could continue to undergo a sharp downturn, which renders expectations inherently uncertain. However, there are certain noteworthy trends that we expect to affect our 2009 results of operations.

We expect same railroad revenues to decline in 2009 due to three factors. First, the Canadian and Australian dollars depreciated significantly in the second half of 2008. The translation impact of the change in exchange rates will consequently reduce our reported revenues in 2009. Second, we expect lower third party fuel sales, primarily due to lower diesel fuel prices. Third, we expect same railroad freight and non-freight revenues to decline due to decreased demand, primarily due to the deterioration in the economy.

In 2009, we expect same railroad carload volumes to be lower than in 2008. The significant deterioration in the United States and global economies that began in the second half of 2008 is expected to continue throughout 2009. As a result, we expect lower carloads in those commodities that are most sensitive to the economic cycle; namely, steel, pulp and paper and lumber and forest products. However, we expect that carloads from acquisitions completed in 2008 will offset the declines in same railroad carloads and that total carloads will therefore increase.

We expect average revenues per carload to decrease due to (i) the depreciation of the Canadian and Australian dollar versus the United States dollar, (ii) decreases in fuel-indexed freight rates and decreases in fuel surcharges, in each case as a result of lower diesel fuel prices and (iii) the effect of carload changes associated with acquisitions, which carloads collectively have lower average revenues per carload than those of same railroad operations.

We expect the freight pricing environment to moderate in the United States and Canada in 2009 as a result of reduced demand from shippers and a lower fuel price environment. We expect diesel fuel prices in 2009 to be significantly lower than in 2008. Consequently, we expect lower fuel surcharges and lower freight rates from those freight contracts that are indexed directly or indirectly to the price of diesel fuel.

We expect same railroad non-freight revenues to decline primarily due to exiting an industrial switching contract in the United States, lower grain traffic at our United States port terminal railroads and lower equipment and property lease income in Australia.

Same railroad operating expenses are expected to decrease in 2009 primarily due to two factors. First, in combination with lower fuel consumption, we expect that diesel fuel prices will be significantly lower in 2009, resulting in lower diesel fuel expense in 2009. Second, transportation expenses are expected to decline in 2009 primarily due to lower same railroad carloads. However, we expect that higher depreciation expense due to higher levels of capital spending in 2009 will partially offset these expense reductions.

In response to the rapidly changing economic environment we have taken a number of steps to reduce our operating costs including: the furloughing of workers on railroads where volumes have decreased, the storage of cars in excess of current needs and the reduction of the number of locomotives in service.

34-

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia and the Netherlands and own a minority interest in a railroad in Bolivia. Operations currently include 63 railroads organized in nine regions, with more than 6,800 miles of owned and leased track and approximately 3,100 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income in the year ended December 31, 2008, was $72.2 million, compared with net income of $55.2 million in the year ended December 31, 2007. Our diluted earnings per share (EPS) in the year ended December 31, 2008, were $1.99 with 36.3 million weighted average shares outstanding, compared with diluted EPS of $1.41 with 39.1 million weighted average shares outstanding in the year ended December 31, 2007.

Income from continuing operations in the year ended December 31, 2008, was $72.7 million, compared with income from continuing operations of $69.2 million in the year ended December 31, 2007. Our diluted EPS from continuing operations in the year ended December 31, 2008, were $2.00 with 36.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.77 with 39.1 million weighted average shares outstanding in the year ended December 31, 2007. Income from continuing operations in the year ended December 31, 2007, included a net tax benefit of $3.7 million (or $0.09 per diluted share) associated with the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale) in 2006.

Operating revenues in the year ended December 31, 2008, were $602.0 million, compared with $516.2 million in the year ended December 30, 2007. The increase in our revenues was due to $49.4 million from recent acquisitions, the Maryland Midland Railway, Inc. (Maryland Midland), Rotterdam Rail Feeding B.V. (RRF), CAGY Industries, Inc. (CAGY), Ohio Central Railway (OCR) and Georgia Southwestern Railroad, Inc. (Georgia Southwestern), and an increase of $36.4 million, or 7.1%, in same railroad revenues.

When we discuss same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). Same railroad freight revenues increased $10.0 million, or 3.0%, in the year ended December 31, 2008, compared with the year ended December 31, 2007, primarily due to an increase in average freight revenues per carload of 11.2%. Same railroad non-freight revenues increased $26.4 million, or 14.1%, in the year ended December 31, 2008, compared with the year ended December 31, 2007, primarily due to higher revenues at our industrial switching and United States port railroads, higher third-party fuel sales in Australia, and increased crewing and iron ore services in Australia.

Our operating ratio was 80.7% in the year ended December 31, 2008, compared with an operating ratio of 81.2% in the year ended December 31, 2007. Operating expenses were $486.0 million in the year ended December 31, 2008, compared with $419.3 million in the year ended December 31, 2007, an increase of $66.7 million, or 15.9%. The increase was attributable to $37.0 million from new operations and an increase of $29.7 million from existing operations. Operating income in the year ended December 31, 2008, included gains on the sale of assets of $8.1 million, including an insurance recovery of $0.4 million, compared with gains of $6.7 million, including an insurance recovery of $1.7 million, in the 2007 period.

During the year ended December 31, 2008, we generated $128.7 million in cash from operating activities from continuing operations, which included $7.3 million provided by working capital. We purchased $97.9 million of property and equipment, received $19.3 million from government grants for capital spending completed in 2008 and $9.3 million in cash from government grants for capital spending completed in prior years. We paid $345.5 million for the acquisitions of CAGY, RRF, OCR and Georgia Southwestern and the final working capital adjustment related to the December 2007 acquisition of Maryland Midland. We received $8.5 million in cash from the sale of assets and insurance proceeds.

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

Loss from discontinued operations, net of tax, was $0.5 million in the year ended December 31, 2008, compared with a loss from discontinued operations, net of tax, of $14.1 million in the year ended December 31, 2007. The loss from discontinued operations reduced diluted EPS by $0.01 in the year ended December 31, 2008, compared with a $0.36 negative impact on diluted EPS in the year ended December 31, 2007.

In November 2008, we entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis) for a sale price of approximately $2.4 million. At that time, Viablis paid a deposit of $0.5 million on the purchase price of FCCM subject to certain conditions of the sale contract. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

Changes in Operations

United States

Ohio Central Railroad System: On October 1, 2008, we acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as OCR for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.5 million of purchase price was recorded in the fourth quarter of 2008 to reflect adjustments for working capital. In addition, we placed $7.5 million of contingent consideration into escrow that will be paid to the seller upon satisfaction of certain conditions.

Summit View is the parent company of 10 short line railroads: Aliquippa & Ohio River Railroad Company in Pennsylvania; The Columbus and Ohio River Rail Road Company in Ohio; The Mahoning Valley Railway Company in Ohio; Ohio Central Railroad, Inc. in Ohio; Ohio and Pennsylvania Railroad Company in Ohio; Ohio Southern Railroad in Ohio; The Pittsburgh & Ohio Central Railroad Company in Pennsylvania; The Warren & Trumbull Railroad Company in Ohio; Youngstown & Austintown Railroad, Inc. in Ohio; and The Youngstown Belt Railroad Company in Ohio. OCR’s 10 railroads employ more than 170 people, own and operate a fleet of 64 locomotives, and own and lease more than 445 miles of track. We have included 100% of the value of OCR’s net assets in our consolidated balance sheet since October 1, 2008.

Georgia Southwestern Railroad, Inc.: On October 1, 2008, we acquired 100% of Georgia Southwestern for cash consideration of approximately $16.5 million (net of $0.4 million cash acquired). An additional $0.2 million was paid in the fourth quarter of 2008 to reflect adjustments for final working capital. Headquartered in Dawson, Georgia, the Georgia Southwestern operates over 220 miles of track between White Oak, Alabama, and Smithville, Georgia; between Cuthbert and Bainbridge, Georgia; and in and around Columbus, Georgia. Georgia Southwestern has 20 employees and 10 locomotives and it interchanges with Norfolk Southern (NS), CSX and the Heart of Georgia Railroad. We have included 100% of the value of Georgia Southwestern’s net assets in our consolidated balance sheet since October 1, 2008.

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, we paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, we have agreed to pay contingent consideration of up to $3.5 million upon satisfaction of certain conditions over the next two years, which will be recorded as additional cost of the acquisition when the contingency is resolved.

CAGY is the parent company of three short line railroads: Columbus & Greenville Railway in Mississippi; Chattooga & Chickamauga Railway in Georgia and Tennessee; and Luxapalila Valley Railroad in Mississippi and Alabama. CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, own and lease more than 280 miles of track and are expected to haul more than 26,000 carloads of freight traffic over the next 12 months. We have included 100% of the value of CAGY’s net assets in our consolidated balance sheet since May 30, 2008.

Maryland Midland Railway, Inc.: On December 31, 2007, we acquired 87.4% of Maryland Midland for cash consideration of approximately $19.5 million (net of $7.5 million cash acquired). An additional $3.7 million was paid in 2008 to reflect adjustments for final working capital and direct costs.

Commonwealth Railway, Inc.: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from NS. In July 2007, we completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, Virginia. On April 21, 2008, the Commonwealth Railway (CWRY) closed on the purchase of 12.5 miles of the rail line from NS for $3.6 million. The rail line runs through Portsmouth, Chesapeake, and Suffolk, Virginia. The $3.6 million purchase price was allocated as follows: land ($1.7 million) and track assets ($1.9 million).

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

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, we acquired 100% of RRF for cash consideration of approximately $22.6 million. In addition, we have agreed to pay contingent consideration of up to €1.8 million (or $2.4 million at the December 31, 2008 exchange rate) payable over the next three years, which will be recorded as additional cost of the acquisition when the contingency is resolved. At December 31, 2008, we accrued €0.8 million (or $1.0 million at the December 31, 2008 exchange rate) of the contingent consideration due to the satisfaction of certain conditions. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned operators. RRF’s operations include 12 locomotives (leased and owned) and 35 employees. We have included 100% of the value of RRF’s net assets in our consolidated balance sheet since April 8, 2008.

Australia

Effective June 1, 2006, we and our former 50% partner in ARG, Wesfarmers Limited (Wesfarmers), completed the ARG Sale generating a net gain of $218.8 million during the year ended December 31, 2006. Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50% ownership of the remaining operations of ARG, which are principally located in South Australia, for $15.1 million (GWA Purchase). The GWA Purchase was accounted for under the purchase method of accounting. However, because we previously held a 50% share of these assets through our ownership interest in ARG, we applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity loss of unconsolidated international affiliates in the consolidated statement of operations in the year ended December 31, 2006. GWA commenced operations on June 1, 2006. Accordingly, we have included 100% of the value of GWA’s net assets ($30.1 million) in our consolidated balance sheet since June 1, 2006.

South America

As previously disclosed, we indirectly have a 12.52% equity interest in Ferroviaria Oriental, S.A. (Oriental) through our interest in Genesee & Wyoming Chile S.A. (GWC), an unconsolidated affiliate. In addition, we hold a 10.37% indirect equity interest in Oriental through other companies.

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, GWC advised its creditors that it was ceasing its efforts to restructure its $12.0 million non-recourse debt obligation. Also in 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. The government further announced in 2006 that it intended to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental.

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

Purchase Price Allocation

The following table summarizes selected financial data for the opening balance sheet of acquisitions completed in 2008 and 2007 (dollars in thousands):

	2008				2007
	OCR	Georgia Southwestern	CAGY	RRF	Maryland Midland
Purchase Price Allocations:
Cash	$2,757	$362	$17,242	$—	$9,510
Other current assets	6,972	748	5,075	2,660	—
Property and equipment	224,119	24,471	33,549	799	34,099
Intangible assets	32,490	—	74,240	5,345	—
Goodwill	59,201	4,699	25,191	18,188	8,144
Other assets	560	—	894	—	1

Total assets	326,099	30,280	156,191	26,992	51,754

Current liabilities	4,817	1,018	6,919	1,932	5,325
Long-term debt, including current portion	12,826	5,401	1,361	—	1,545
Deferred tax liabilities, net	83,503	6,803	40,377	1,483	13,397
Other long-term liabilities	5,043	—	345	—	19
Minority interest	—	—	—	—	814

Total liabilities	106,189	13,222	49,002	3,415	21,100

Net assets	$219,910	$17,058	$107,189	$23,577	$30,654

Intangible Assets:
Customer contracts and relationships	—	—	—	4,874	—
Track access agreements	32,490	—	74,240	—	—
Proprietary software	—	—	—	314	—
Non-Amortizable Intangible Assets:
Operating license	—	—	—	157	—
Intangible Asset Amortization Period:
Customer contracts and relationships	—	—	—	20 Years	—
Track access agreements	46 Years	—	43 Years	—	—
Proprietary software	—	—	—	2 Years	—

The allocation of purchase price to the assets acquired and liabilities assumed was finalized during the fourth quarter of 2008 for CAGY, RRF and MMID as a result of the finalization of non-current asset valuations. The following significant adjustments were made subsequent to December 31, 2007 to the Maryland Midland purchase price allocation: a decrease in property and equipment of $12.5 million, an increase in goodwill of $8.1 million and a decrease in deferred tax liabilities of $4.1 million. Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for OCR or Georgia Southwestern. The purchase price allocation for these acquisitions will be finalized in 2009 upon the completion of working capital adjustments and fair value analyses. The deferred tax liabilities in the purchase price allocations are primarily driven by temporary differences between values assigned to non-current assets and the acquired tax basis in those assets.

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to one-time freight moves, hurricanes, droughts, heavy snowfall, freezing and flooding, customer plant expansions and shut-downs, sales of land and equipment and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed and entered into a number of transactions recently that have changed and will change our results of operations. Because of variations in the structure, timing and size of these transactions, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Certain of our railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain).

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Operating Revenues

Overview

Operating revenues were $602.0 million in the year ended December 31, 2008, compared with $516.2 million in the year ended December 31, 2007, an increase of $85.8 million or 16.6%. The $85.8 million increase in operating revenues consisted of $49.4 million in revenues from new operations and an increase of $36.4 million, or 7.1%, in revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $36.4 million increase in revenues from existing operations included $26.4 million in non-freight revenues and $10.0 million in freight revenues. The appreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in a $2.6 million increase in operating revenues from existing operations. The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Freight revenues	$369,937	$30,788	$339,149	$329,184	$40,753	12.4%	$9,965	3.0%
Non-freight revenues	232,047	18,632	213,415	186,983	45,064	24.1%	26,432	14.1%

Total operating revenues	$601,984	$49,420	$552,564	$516,167	$85,817	16.6%	$36,397	7.1%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2008 and 2007 (dollars in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2008 and 2007

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total	2008	2007
Pulp & Paper	$72,353	19.6%	$69,598	21.1%	119,613	14.7%	122,706	15.3%	$605	$567
Coal, Coke & Ores	71,628	19.4%	60,164	18.3%	193,703	23.8%	195,393	24.4%	370	308
Minerals and Stone	45,126	12.2%	30,932	9.4%	143,991	17.7%	122,006	15.2%	313	254
Metals	42,076	11.4%	36,569	11.1%	84,817	10.4%	78,191	9.8%	496	468
Farm & Food Products	39,011	10.5%	34,833	10.6%	73,432	9.0%	68,909	8.6%	531	505
Lumber & Forest Products	33,215	9.0%	35,967	10.9%	74,665	9.2%	85,309	10.6%	445	422
Chemicals-Plastics	32,538	8.8%	27,120	8.2%	48,501	5.9%	44,164	5.5%	671	614
Petroleum Products	18,503	5.0%	16,941	5.2%	27,344	3.3%	27,700	3.5%	677	612
Autos & Auto Parts	6,731	1.8%	7,096	2.2%	11,112	1.4%	13,853	1.7%	606	512
Intermodal	505	0.1%	1,060	0.3%	1,213	0.1%	2,108	0.3%	416	503
Other	8,251	2.2%	8,904	2.7%	36,453	4.5%	40,930	5.1%	226	218

Total freight revenues	$369,937	100.0%	$329,184	100.0%	814,844	100.0%	801,269	100.0%	454	411

Total carloads increased by 13,575 carloads, or 1.7%, in 2008 compared with 2007. The net change consisted of 72,400 carloads from new operations, partially offset by a decrease of 58,825 carloads, or 7.3%, from existing operations.

Average revenues per carload increased 10.5% to $454 in 2008 compared with 2007. Average freight revenues per carload from existing operations increased 11.2% to $457.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$72,353	$847	$71,506	$69,598	$2,755	4.0%	$1,908	2.7%
Coal, Coke & Ores	71,628	6,336	65,292	60,164	11,464	19.1%	5,128	8.5%
Minerals and Stone	45,126	8,502	36,624	30,932	14,194	45.9%	5,692	18.4%
Metals	42,076	5,529	36,547	36,569	5,507	15.1%	(22)	-0.1%
Farm & Food Products	39,011	3,254	35,757	34,833	4,178	12.0%	924	2.7%
Lumber & Forest Products	33,215	589	32,626	35,967	(2,752)	-7.7%	(3,341)	-9.3%
Chemicals-Plastics	32,538	2,052	30,486	27,120	5,418	20.0%	3,366	12.4%
Petroleum Products	18,503	285	18,218	16,941	1,562	9.2%	1,277	7.5%
Autos & Auto Parts	6,731	105	6,626	7,096	(365)	-5.1%	(470)	-6.6%
Intermodal	505	—	505	1,060	(555)	-52.4%	(555)	-52.4%
Other	8,251	3,289	4,962	8,904	(653)	-7.3%	(3,942)	-44.3%

Total freight revenues	$369,937	$30,788	$339,149	$329,184	$40,753	12.4%	$9,965	3.0%

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The increase in average freight revenues per carload reflected the continuing strong rate environment, timing of fuel surcharge recovery, the impact of higher fuel prices on rates that are indexed to fuel prices and changes in mix of business. Individually significant changes in mix of business, if any, are further discussed below.

Pulp and paper revenues increased $1.9 million, or 2.7%. The increase consisted of $4.8 million due to a 6.8% increase in average revenues per carload, partially offset by $2.9 million due to a carload decrease of 4,710, or 3.8%. The carload decrease was primarily due to production cutbacks at certain customer locations, including mill shut-downs in the fourth quarter of 2008 and the June 2007 closure of a paper mill served by us, partially offset by an increase in other traffic.

Coal, coke and ores revenues increased by $5.1 million, or 8.5%. The increase consisted of $10.0 million due to a 16.7% increase in average revenues per carload, partially offset by $4.9 million due to a carload decrease of 13,644, or 7.0%. The carload decrease was primarily due to the shut-down of a coal mine in Utah in March 2008 and a decrease in local and off-line coal shipments in the Northeastern United States. During 2007, coal shipments were impacted by longer scheduled maintenance outages at two electricity generating facilities served by us.

Minerals and stone revenues increased by $5.7 million, or 18.4%. The increase consisted of $4.5 million due to a 14.4% increase in average revenues per carload and $1.2 million due to a carload increase of 4,248, or 3.5%. The carload increase was primarily due to increased gypsum shipments in Australia and increased shipments of rock salt in the Northeastern United States to replenish stockpiles, partially offset by decreased shipments of aggregates due to a slow down in the construction industry in the United States.

Metals revenues decreased by less than $0.1 million, or 0.1%. The decrease consisted of $3.6 million due to a carload decrease of 7,023, or 9.0%, partially offset by $3.6 million due to a 9.8% increase in average revenues per carload. The carload decrease was primarily due to the downturn in the steel market primarily as a result of reduced auto production and decreased demand in the consumer markets, as well as competition from other modes of transportation.

Farm and food products revenues increased by $0.9 million, or 2.7%. The increase consisted of $1.8 million due to a 5.3% increase in average revenues per carload, partially offset by $0.9 million due to a carload decrease of 1,730, or 2.5%. The carload decrease was primarily due to higher local demand for grain in the Midwestern United States, which reduced shipments by rail, competition from other modes of transportation, a plant closure in November 2008 and decreased wheat traffic in Canada. Corn shipments to a new ethanol customer in the Northwestern United States partially offset the decrease.

Lumber and forest products revenues decreased by $3.3 million, or 9.3%. The decrease consisted of $5.2 million due to a carload decrease of 11,661, or 13.7%, partially offset by $1.8 million due to a 5.1% increase in average revenues per carload. The carload decrease was primarily due to the closure of a connecting railroad in the Northwestern United States, weaker product demand attributable to the decline in the housing market in the United States and the closure of a lumber mill in Quebec.

Chemicals and plastics revenues increased by $3.4 million, or 12.4%. The increase consisted of $2.3 million due to an 8.5% increase in average revenues per carload and $1.1 million due to a carload increase of 1,583, or 3.6%. The carload increase was primarily due to increased ethanol shipments in the United States.

Petroleum products revenues increased by $1.3 million, or 7.5%, primarily driven by an 11.3% increase in average revenues per carload.

Freight revenues from all remaining commodities combined decreased by $5.0 million, or 29.1%. The decrease consisted of $7.4 million due to a carload decrease of 24,957, or 43.9%, partially offset by $2.5 million due to an increase of 3.0% in average revenues per carload. The decrease in carloads was primarily due to the discontinuation of haulage traffic on one of our United States railroads in September 2007.

Non-Freight Revenues

Non-freight revenues were $232.0 million in the year ended December 31, 2008, compared with $187.0 million in the year ended December 31, 2007, an increase of $45.0 million or 24.1%. The $45.0 million increase in non-freight revenues consisted of an increase of $26.4 million, or 14.1%, in revenues from existing operations and $18.6 million in revenues from new operations.

The following table compares non-freight revenues for the years ended December 31, 2008 and 2007 (dollars in thousands):

Non-Freight Revenues Comparison

Years Ended December 31, 2008 and 2007

	2008	% of Total	2007	% of Total
Railcar switching	$98,384	42.4%	$75,399	40.3%
Car hire and rental income	28,969	12.5%	27,087	14.5%
Fuel sales to third parties	36,523	15.7%	28,564	15.3%
Demurrage and storage	20,926	9.0%	16,980	9.1%
Car repair services	7,796	3.4%	6,437	3.4%
Other operating income	39,449	17.0%	32,516	17.4%

Total non-freight revenues	$232,047	100.0%	$186,983	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008			2007	2008-2007 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Railcar switching	$98,384	$11,825	$86,559	$75,399	$22,985	30.5%	$11,160	14.8%
Car hire and rental income	28,969	3,895	25,074	27,087	1,882	6.9%	(2,013)	-7.4%
Fuel sales to third parties	36,523	—	36,523	28,564	7,959	27.9%	7,959	27.9%
Demurrage and storage	20,926	2,177	18,749	16,980	3,946	23.2%	1,769	10.4%
Car repair services	7,796	359	7,437	6,437	1,359	21.1%	1,000	15.5%
Other operating income	39,449	376	39,073	32,516	6,933	21.3%	6,557	20.2%

Total non-freight revenues	$232,047	$18,632	$213,415	$186,983	$45,064	24.1%	$26,432	14.1%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $11.1 million, or 14.8%, of which $8.5 million was due to an increase from industrial switching due to expanded iron ore services in Australia and new industrial switching contracts in the United States, and $2.6 million was due to an increase in port switching revenues principally as a result of increased grain exports from the United States.

Car hire and rental income revenues decreased $2.0 million, or 7.4%, primarily due to the expiration of a rental income agreement in Canada.

Fuel sales to third parties increased $8.0 million, or 27.9%, primarily due to a $7.0 million increase in revenues resulting from a 24.6% increase in revenue per gallon and a $1.0 million increase in revenues resulting from a 2.6% increase in gallons sold.

Demurrage and storage increased $1.8 million, or 10.4%, primarily due to storage rate increases and an increase in the number of third-party railcars being stored.

Car repair services revenues increased $1.0 million, or 15.5%.

Other operating income increased $6.6 million, or 20.2%, primarily due to a $5.0 million increase from crewing and $1.0 million increase from other services and management fees in Australia.

Operating Expenses

Overview

Operating expenses were $486.1 million in the year ended December 31, 2008, compared with $419.3 million in the year ended December 31, 2007, an increase of $66.7 million, or 15.9%. The increase was attributable to $37.0 million from new operations and an increase of $29.7 million from existing operations.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 80.7% in the year ended December 31, 2008, from 81.2% in the year ended December 31, 2007. The operating ratio for the year ended December 31, 2008, included gains on the sale of assets of $8.1 million, compared with gains on the sale of assets of $6.7 million in the year ended December 31, 2007.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2008 and 2007 (dollars in thousands):

Operating Expense Comparison

Years Ended December 31, 2008 and 2007

	2008		2007
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$191,108	31.7%	$167,066	32.4%
Equipment rents	35,170	5.8%	37,308	7.2%
Purchased services	46,169	7.7%	38,990	7.6%
Depreciation and amortization	40,507	6.7%	31,773	6.1%
Diesel fuel	61,013	10.1%	45,718	8.8%
Diesel fuel sold to third parties	34,624	5.8%	26,975	5.2%
Casualties and insurance	15,136	2.5%	16,179	3.1%
Materials	26,138	4.3%	23,504	4.6%
Net gain on sale of assets	(8,107)	-1.3%	(6,742)	-1.3%
Other expenses	44,295	7.4%	38,568	7.5%

Total operating expenses	$486,053	80.7%	$419,339	81.2%

Labor and benefits expense was $191.1 million in the year ended December 31, 2008, compared with $167.1 million in the year ended December 31, 2007, an increase of $24.0 million, or 14.4%, of which $13.1 million was from existing operations and $10.9 million was from new operations. The increase from existing operations consisted primarily of an increase of $12.6 million attributable to annual wage increases and an increase of approximately 73 employees. The increase in employees was primarily due to new crewing contracts in Australia and new switching contracts in the United States.

Equipment rents were $35.2 million in the year ended December 31, 2008, compared with $37.3 million in the year ended December 31, 2007, a decrease of $2.1 million, or 5.7%. The decrease was attributable to a decrease of $7.5 million from existing operations, partially offset by an increase of $5.3 million from new operations. The decrease from existing operations was primarily due to the purchase of rail cars previously leased.

Purchased services expense was $46.2 million in the year ended December 31, 2008, compared with $39.0 million in the year ended December 31, 2007, an increase of $7.2 million, or 18.5%. The increase was attributable to an increase of $3.7 million from existing operations and $3.5 million from new operations. The increase in existing operations was primarily due to higher equipment maintenance in Australia.

Depreciation and amortization expense was $40.5 million in the year ended December 31, 2008, compared with $31.8 million in the year ended December 31, 2007, an increase of $8.7 million, or 27.5%. The increase was attributable to $5.5 million from new operations and an increase of $3.2 million from existing operations. The increase in existing operations was primarily attributable to capital expenditures in 2008 and 2007.

Diesel fuel expense was $61.0 million in the year ended December 31, 2008, compared with $45.7 million in the year ended December 31, 2007, an increase of $15.3 million, or 33.5%. The increase was attributable to an increase of $11.4 million from existing operations and $3.9 million from new operations. The increase from existing operations was due to a $16.5 million increase resulting from a 36.1% increase in fuel cost per gallon, partially offset by $5.2 million due to an 8.3% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $34.6 million in the year ended December 31, 2008, compared with $27.0 million in the year ended December 31, 2007, an increase of $7.6 million. Of this increase, $6.8 million resulted from a 25.1% increase in diesel fuel cost per gallon and $0.9 million resulted from a 2.6% increase in gallons sold.

Materials expense was $26.1 million in the year ended December 31, 2008, compared with $23.5 million in the year ended December 31, 2007, an increase of $2.6 million, or 11.2%. The increase was primarily attributable to new operations.

Net gain on sale of assets was $8.1 million in the year ended December 31, 2008, compared with $6.7 million in the year ended December 31, 2007. The gain of $8.1 million in the year ended December 31, 2008, included gains resulting from the sale of certain buildings and track related assets in Australia. The gain of $6.7 million in the year ended December 31, 2007, included gains resulting from the sale of certain land and track related assets in the Northeastern United States.

All other expenses combined were $59.4 million in the year ended December 31, 2008, compared with $54.7 million in the year ended December 31, 2007, an increase of $4.7 million, or 8.6%. The increase was attributable to $5.5 million from new operations, partially offset by a decrease of $0.8 million from existing operations.

Other Income (Expense) Items

Interest Income

Interest income was $2.1 million in the year ended December 31, 2008, compared with $7.8 million in the year ended December 31, 2007, a decrease of $5.7 million. The decrease in interest income was primarily driven by a reduction in our cash balances in 2007 primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the ARG Sale and a share repurchase program completed in October 2007.

Interest Expense

Interest expense was $20.6 million in the year ended December 31, 2008, compared with $14.7 million in the year ended December 31, 2007. The increase of $5.9 million, or 39.9%, was primarily due to the increase in debt resulting from the purchase of Maryland Midland, RRF, CAGY, OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2008, was 25.5% compared with 23.7% in the year ended December 31, 2007. Two primary drivers increased the effective income tax rate: 1) we recorded valuation allowances in Australia and Canada as a result of our assessment that it is more likely than not the underlying tax benefits will not be realized and 2) we recognized higher United States foreign tax credits in 2007 associated with the 2006 ARG Sale. These increases were partially offset by a higher United States track maintenance credit in 2008. The track maintenance credit represents 50% of qualified spending during each year, subject to limitation based upon the number of track miles owned or leased at the end of the year, inclusive of those miles acquired during the year. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the year ended December 31, 2008, was $72.7 million, compared with income from continuing operations of $69.2 million in the year ended December 31, 2007. Our diluted EPS from continuing operations in the year ended December 31, 2008, were $2.00 with 36.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.77 with 39.1 million weighted average shares outstanding in the year ended December 31, 2007. Income from continuing operations in the year ended December 31, 2007, included a net tax benefit associated with the ARG Sale in 2006, which increased diluted EPS by $0.09. Basic EPS from continuing operations were $2.28 with 31.9 million shares outstanding in the year ended December 31, 2008, compared with basic EPS from continuing operations of $2.00 with 34.6 million shares outstanding in the year ended December 31, 2007.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Operating Revenues

Overview

Operating revenues were $516.2 million in the year ended December 31, 2007, compared with $450.7 million in the year ended December 31, 2006, an increase of $65.5 million or 14.5%. The $65.5 million increase in operating revenues consisted of $35.1 million in revenues from new operations and an increase of $30.4 million, or 6.7%, in revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $30.4 million increase in revenues from existing operations included increases of $6.8 million in freight revenues and $23.5 million in non-freight revenues. Operating revenues in the year ended December 31, 2007, benefited $11.8 million from the appreciation of the Australian dollar and Canadian dollar relative to the United States dollar. The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

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

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2007 and 2006 (dollars in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Years Ended December 31, 2007 and 2006

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total	2007	2006
Pulp & Paper	$69,598	21.2%	$69,049	22.2%	122,706	15.3%	136,128	16.6%	$567	$507
Coal, Coke & Ores	60,164	18.3%	59,367	19.1%	195,393	24.4%	198,075	24.1%	308	300
Metals	36,569	11.1%	35,558	11.4%	78,191	9.8%	82,938	10.1%	468	429
Lumber & Forest Products	35,967	10.9%	34,714	11.2%	85,309	10.6%	90,017	11.0%	422	386
Farm & Food Products	34,833	10.6%	26,959	8.7%	68,909	8.6%	74,386	9.1%	505	362
Minerals and Stone	30,932	9.4%	25,995	8.4%	122,006	15.2%	95,759	11.7%	254	271
Chemicals-Plastics	27,120	8.2%	25,104	8.0%	44,164	5.5%	43,868	5.3%	614	572
Petroleum Products	16,941	5.1%	14,460	4.6%	27,700	3.5%	24,873	3.0%	612	581
Autos & Auto Parts	7,096	2.2%	6,281	2.0%	13,853	1.7%	12,839	1.6%	512	489
Intermodal	1,060	0.3%	1,651	0.5%	2,108	0.3%	3,936	0.5%	503	419
Other	8,904	2.7%	12,172	3.9%	40,930	5.1%	58,203	7.0%	218	209

Total freight revenues	$329,184	100.0%	$311,310	100.0%	801,269	100.0%	821,022	100.0%	411	379

Total carloads decreased by 19,753 carloads, or 2.4%, in 2007 compared with 2006. The decrease consisted of a decrease of 55,514 carloads, or 6.8%, from existing operations, partially offset by 35,761 carloads from new operations.

Average revenues per carload increased 8.3% to $411 in 2007 compared with 2006. Average freight revenues per carload from existing operations increased 9.6% to $416.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007			2006	2007-2006 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase in Total Operations		Increase in Existing Operations
Pulp & Paper	$69,598	$555	$69,043	$69,049	$549	0.8%	$(6)	0.0%
Coal, Coke & Ores	60,164	65	60,099	59,367	797	1.3%	732	1.2%
Metals	36,569	92	36,477	35,558	1,011	2.8%	919	2.6%
Lumber & Forest Products	35,967	23	35,944	34,714	1,253	3.6%	1,230	3.5%
Farm & Food Products	34,833	6,555	28,278	26,959	7,874	29.2%	1,319	4.9%
Minerals and Stone	30,932	3,515	27,417	25,995	4,937	19.0%	1,422	5.5%
Chemicals-Plastics	27,120	82	27,038	25,104	2,016	8.0%	1,934	7.7%
Petroleum Products	16,941	15	16,926	14,460	2,481	17.2%	2,466	17.1%
Autos & Auto Parts	7,096	—	7,096	6,281	815	13.0%	815	13.0%
Intermodal	1,060	—	1,060	1,651	(591)	-35.8%	(591)	-35.8%
Other	8,904	154	8,750	12,172	(3,268)	-26.8%	(3,422)	-28.1%

Total freight revenues	$329,184	$11,056	$318,128	$311,310	$17,874	5.7%	$6,818	2.2%

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

Farm and food products revenues increased by $1.3 million, or 4.9%. The increase consisted of $8.4 million due to a 31.0% increase in average revenues per carload, partially offset by $7.0 million due to a carload decrease of 14,823, or 19.9%. The carload decrease was primarily due to GWA’s drought-affected grain traffic. Because rates for GWA’s grain traffic have both a fixed and variable component, the grain traffic decrease resulted in higher average revenues per carload.

Minerals and stone revenues increased by $1.4 million, or 5.5%. The increase consisted of $1.2 million due to a 4.5% increase in average revenues per carload and $0.3 million due to a carload increase of 891, or 0.9%. The increase in carloads was primarily due to higher rock salt traffic in the Northeastern United States and higher gypsum at GWA.

Chemicals-plastics revenues increased by $1.9 million, or 7.7%. The increase consisted of $1.8 million due to a 7.2% increase in average revenues per carload.

Petroleum products revenues increased $2.5 million, or 17.1%. The increase consisted of $1.7 million due to a carload increase of 2,827, or 11.4% and $0.7 million due to a 5.1% increase in average revenues per carload.

Freight revenues from all remaining commodities combined decreased $3.2 million, or 15.9%. The decrease consisted of $4.3 million due to a carload decrease of 18,754, or 25.0%, partially offset by $1.1 million due to a 10.3% increase in average revenues per carload. The carload decrease was primarily the result of the discontinuation of haulage traffic on one of our rail lines.

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

Operating Expenses

Overview

Operating expenses were $419.3 million in the year ended December 31, 2007, compared with $369.0 million in the year ended December 31, 2006, an increase of $50.3 million, or 13.6%. The increase was attributable to $29.4 million from new operations and an increase of $20.9 million from existing operations.

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

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2007 and 2006 (dollars in thousands):

Operating Expense Comparison

Years Ended December 31, 2007 and 2006

	2007		2006
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$167,066	32.4%	$152,566	33.9%
Equipment rents	37,308	7.2%	37,561	8.3%
Purchased services	38,990	7.6%	33,728	7.5%
Depreciation and amortization	31,773	6.1%	27,907	6.2%
Diesel fuel	45,718	8.8%	40,061	8.9%
Diesel fuel sold to third parties	26,975	5.2%	13,189	2.9%
Casualties and insurance	16,179	3.1%	13,062	2.9%
Materials	23,504	4.6%	19,718	4.4%
Net gain on sale of assets	(6,742)	-1.3%	(3,078)	-0.7%
Gain on insurance recovery	—	0.0%	(1,937)	-0.4%
Other expenses	38,568	7.5%	36,249	8.0%

Total operating expenses	$419,339	81.2%	$369,026	81.9%

Labor and benefits expense was $167.1 million in the year ended December 31, 2007, compared with $152.6 million in the year ended December 31, 2006, an increase of $14.5 million, or 9.5%, of which $7.7 million was from new operations and $6.8 million was from existing operations. The increase from existing operations consisted primarily of an increase of $11.2 million attributable to annual wage increases and the impact of approximately 44 new hires and $2.6 million due to foreign currency changes. In the year ended December 31, 2006, labor and benefits included $5.8 million in bonus and stock option expense related to the ARG Sale and $1.2 million in non-cash compensation expense related to the reassessment of accounting measurement dates for certain stock options in prior years.

Purchased services expense was $39.0 million in the year ended December 31, 2007, compared with $33.7 million in the year ended December 31, 2006, an increase of $5.3 million, or 15.6%. The increase was attributable to $7.0 million from new operations, partially offset by a decrease of $1.7 million from existing operations.

Depreciation and amortization expense was $31.8 million in the year ended December 31, 2007, compared with $27.9 million in the year ended December 31, 2006, an increase of $3.9 million, or 13.9%. The increase was attributable to $1.2 million from new operations and an increase of $2.7 million from existing operations.

Diesel fuel expense was $45.7 million in the year ended December 31, 2007, compared with $40.0 million in the year ended December 31, 2006, an increase of $5.7 million, or 14.1%. The increase was attributable to $1.4 million from new operations and an increase of $4.3 million from existing operations. The increase from existing operations was due to a $3.9 million increase resulting from a 9.6% increase in fuel price per gallon and a $0.4 million increase due to an increase of 0.9% in fuel consumption.

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

Materials expense was $23.5 million in the year ended December 31, 2007, compared with $19.7 million in the year ended December 31, 2006, an increase of $3.8 million, or 19.2%. The increase was attributable to an increase of $3.2 million from existing operations and $0.6 million from new operations. The increase in existing operations was primarily due to increased track and bridge repairs.

Net gain on sale of assets was $6.7 million in the year ended December 31, 2007, compared with $3.1 million in the year ended December 31, 2006. The gain of $6.7 million in the year ended December 31, 2007, included gains resulting from the sale of certain land and track related assets in the Northeastern United States.

Gain on insurance recovery of $1.9 million in the year ended December 31, 2006, was attributable to an insurance receivable for the replacement of a bridge destroyed by a fire at one of our railroads.

Other expenses were $38.6 million in the year ended December 31, 2007, compared with $36.3 million in the year ended December 31, 2006, an increase of $2.3 million. The increase was primarily attributable to $1.6 million from new operations.

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

Interest Expense

Interest expense was $14.7 million in the year ended December 31, 2007, compared with $16.0 million in the year ended December 31, 2006. The decrease of $1.3 million, or 7.9%, was primarily due to the reduction of debt resulting from the use of a portion of the cash proceeds from the ARG Sale.

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

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the year ended December 31, 2007, was $69.2 million, compared with income from continuing operations of $172.6 million in the year ended December 31, 2006. Our diluted EPS from continuing operations in the year ended December 31, 2007, were $1.77 with 39.1 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $4.07 with 42.4 million weighted average shares outstanding in the year ended December 31, 2006. Income from continuing operations in the year ended December 31, 2007, included a net tax benefit associated with the ARG Sale in 2006, which increased diluted EPS by $0.09. Income from continuing operations in the year ended December 31, 2006, included a net gain from the ARG Sale of $114.5 million after-tax ($2.70 per diluted share), partially offset by an investment loss in Bolivia of $5.9 million ($0.14 per diluted share), which together increased diluted EPS by $2.56. Basic EPS from continuing operations were $2.00 with 34.6 million shares outstanding in the year ended December 31, 2007, compared with basic EPS from continuing operations of $4.59 with 37.6 million shares outstanding in the year ended December 31, 2006.

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

In November 2008, we entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis for a sale price of approximately $2.4 million. At that time, Viablis paid a deposit of $0.5 million on the purchase price of FCCM subject to certain conditions of the sale contract. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

As of December 31, 2008, there was a net asset of $0.6 million remaining on our balance sheet associated with our Mexican operations. Our Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) for the years ended December 31, 2008, 2007 and 2006. The operations and cash flows of FCCM are being eliminated from our ongoing operations, and we will not have any significant continuing involvement in the operations of FCCM.

Loss from discontinued operations related to our Mexican business in the year ended December 31, 2008, was $0.5 million, compared with a loss from discontinued operations of $14.1 million in the year ended December 31, 2007. Loss from discontinued operations for the year ended December 31, 2008, included an income tax benefit of $1.1 million, which was primarily due to tax deductions indentified in conjunction with the filing of our 2007 United States income tax return. Our diluted loss per share from discontinued operations in the year ended December 31, 2008, was $0.01 with 36.3 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations of $0.36 with 39.1 million weighted average shares outstanding in the year ended December 31, 2007.

Loss from discontinued operations related to our Mexican business in the year ended December 31, 2007, was $14.1 million. The loss from discontinued operations in the year ended December 31, 2007, included non-cash charges of $8.9 million primarily related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment and FCCM’s reported earnings since 1999. These charges were partially offset by a tax benefit of $11.3 million primarily related to worthless stock and bad debt deductions to be claimed in the United States. Our diluted loss per share from discontinued operations in the year ended December 31, 2007, was $0.36 with 39.1 million weighted average shares outstanding.

Loss from discontinued operations related to our Mexican business in the year ended December 31 2006, was $38.6 million. The loss from discontinued operations in the year ended December 31, 2006, included a non-cash charge of $33.1 million ($34.1 million after-tax) reflecting the write-down of non-current assets and related effects of FCCM. Diluted loss per share from discontinued operations was $0.91 with 42.4 million weighted average shares outstanding in the year ended December 31, 2006.

Liquidity and Capital Resources

During 2008, 2007 and 2006, we generated $128.7 million, $34.5 million and $85.2 million, respectively, of cash from operating activities from continuing operations. The increase in 2008 from 2007 and the decrease in 2007 compared with 2006 were primarily due to the June 2007 payment of $95.6 million for Australian taxes related to the 2006 ARG Sale.

During 2008 and 2007, our cash flows used in investing activities from continuing operations were $413.8 million and $70.0 million, respectively, and during 2006, our cash flows provided by investing activities were $230.7 million. For 2008, primary drivers of the cash flows used in investing activities from continuing operations were $345.5 million of cash paid for acquisitions (net of cash acquired), $97.9 million of cash used for capital expenditures, $7.5 million of contingent consideration held in escrow, partially offset by $19.3 million in cash received from government grants for capital spending completed in 2008, $9.3 million in cash received from government grants for capital spending completed in prior years, $8.1 million in cash proceeds from the disposition of property and equipment and $0.4 million of insurance proceeds for the replacement of assets. For 2007, primary drivers of the cash flows used in investing activities from continuing operations were $96.1 million of cash used for capital expenditures, $19.4 million of cash paid for acquisitions, partially offset by $29.9 million in cash received from government grants for capital spending completed in 2007, $4.4 million in cash received from government grants for capital spending completed in 2006, $1.7 million in insurance proceeds for capital projects and $9.4 million in cash proceeds from the disposition of property and equipment. For 2006, primary drivers of the cash flows provided by investing activities from continuing operations were $306.7 million in proceeds from the ARG Sale, $4.9 million received in government grants, $3.4 million in proceeds from the sale of assets, partially offset by the purchase of Wesfarmers’ 50% ownership of the remaining ARG operations for $15.1 million, the purchase of the assets of the Chattahoochee Bay Railroad for $6.1 million and capital expenditures of $64.5 million.

During 2008, our cash flows provided by financing activities from continuing operations were $279.5 million, and during 2007 and 2006, our cash flows used in financing activities from continuing operations were $137.5 million and $90.1 million, respectively. For 2008, primary drivers of the cash flows provided by financing activities from continuing operations were a net increase in outstanding debt of $275.0 million, net cash inflows of $8.8 million from exercises of stock-based awards, partially offset by $4.3 million of debt issuance costs. For 2007, primary drivers of the cash flows used in financing activities from continuing operations were treasury stock purchases of $175.3 million, which were partially offset by a net increase in outstanding debt of $33.6 million and net cash inflows of $4.9 million from exercises of stock-based awards. For 2006, primary drivers of the cash flows used in financing activities from continuing operations were a net decrease in outstanding debt of $90.2 million and treasury stock purchases of $10.9 million, which were partially offset by net cash inflows of $11.8 million from exercises of stock-based awards.

At December 31, 2008, we had long-term debt, including current portion, totaling $561.3 million, which comprised 54.0% of our total capitalization and $210.9 million unused borrowing capacity. At December 31, 2007, we had long-term debt, including current portion, totaling $272.8 million, which comprised 38.8% of our total capitalization.

Credit Facilities

On August 8, 2008, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). We closed the Credit Agreement on October 1, 2008, concurrent with the closing of the OCR and Georgia Southwestern acquisitions. The Credit Agreement expanded the size of our previous senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The new credit facilities include a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($25.5 million at the December 31, 2008 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans. As of December 31, 2008, our $300.0 million revolving credit facility consisted of $89.0 million of outstanding debt, subsidiary letter of credit guarantees of $0.1 million and $210.9 million of unused borrowing capacity. Initial borrowings were priced at LIBOR plus 2.0%. As of December 31, 2008, the revolving credit facility, United States term loan and Canadian term loan had interest rates of 3.43%, 3.43% and 4.46%, respectively. The proceeds under the Credit Agreement can be used for general corporate purposes, working capital, to refinance existing indebtedness, as well as capital expenditures, acquisitions and investments permitted under the Credit Agreement.

The Credit Agreement provides lending under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The base rate margin varies from 0.25% to 1.25% depending on leverage and the LIBOR margin varies from 1.25% to 2.25% depending on leverage. The minimum margin through March 31, 2009 is 2.0%. The credit facilities and revolving loan are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.

Financial covenants, which are measured on a trailing twelve month basis and calculated quarterly, are as follows:

a. Maximum leverage of 3.5 times, measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense), except for the period October 1, 2008 through March 31, 2009, where the maximum leverage is 3.75 times.

b. Minimum interest coverage of 3.5 times, measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c. Capital expenditures: Restricted subsidiaries will not make capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues limitation on capital expenditures may be increased under certain conditions.

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless under permitted acquisitions, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The credit facilities allow us to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. As of December 31, 2008, we were in compliance with the provisions of the covenant requirements of our Credit Agreement.

Senior Notes

In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in August 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due in August 2012. As of December 31, 2008, the Series C senior notes had an interest rate of 4.22%.

In 2004, we completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in November 2011.

The senior notes are unsecured but are guaranteed by substantially all of our United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates.

Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). As of December 31, 2008, we were in compliance with the provisions of these covenants.

Mexican Financings

On June 8, 2007, we entered into an assignment agreement with International Finance Corporation (IFC) and Nederlandse Financierings–Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, (i) IFC and FMO demanded payment of, and we paid, approximately $7.0 million due under the guarantee agreement related to the loan agreements and promissory notes of the Company’s Mexican subsidiaries (collectively, the Loan Agreements) and (ii) we purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, we recorded a $0.6 million interest charge due to the recognition of previously deferred financing fees related to the Loan Agreements during the second quarter of 2007.

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

Equipment and Property Leases

We are party to several cancelable leases for rolling stock that have automatic renewal provisions. Typically, we have the option, at various dates, to terminate the leases or purchase the underlying assets. Penalties for non-renewal are not considered material. During 2008, we exercised our option to purchase certain leased rolling stock for $2.6 million. Since these assets were the subject of a previous sale-leaseback transaction, the remaining balance of pre-tax unamortized deferred gains of approximately $1.8 million was included as an offset to the recorded value of the rolling stock acquired.

We are party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2008, no payments were required under these lease arrangements.

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

2009 Budgeted Capital Expenditures

We have budgeted $58 million for capital expenditures in 2009, which consist of track and equipment improvements of $51 million and new business development projects of $7 million. In addition, we expect to receive approximately $38 million from government grants to fund additional capital expenditures in 2009. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates. We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, we had contractual obligations and commercial commitments that could affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2008 (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Long-Term Debt Obligations (2)	$561,265	$26,034	$129,281	$301,496	$104,454
Interest on Long-Term Debt (3)	101,187	22,602	41,759	27,813	9,013
Capital Lease Obligations	397	60	34	36	267
Operating Lease Obligations	180,990	19,219	29,822	17,628	114,321
Purchase Obligations (4)	21,330	17,422	3,908	—	—

Total	$865,169	$85,337	$204,804	$346,973	$228,055

(1)	Excludes any reserves for income taxes under FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” because we are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits beyond 2009. As of December 31, 2008, our reserves for income taxes totaled approximately $2.9 million. Certain of these items are covered by letters of credit.
(2)	Excludes capital lease obligations of $0.4 million.
(3)	Assumes no change in variable interest rates from December 31, 2008.
(4)	Includes an obligation of $4.4 million in existence for the next four years at the discretion of the 12.6% minority shareholder of Maryland Midland and contingent consideration obligations of up to € 1.0 million ($1.4 million at the December 31, 2008 exchange rate), $3.5 million and $7.5 million payable over the next two years upon satisfaction of certain conditions related to the acquisitions of RRF, CAGY and OCR, respectively. The amounts are reflected in the table above at the earliest possible payment date.

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

Impact of Foreign Currencies on Operating Revenues

When comparing the effects on revenues for average foreign currency exchange rates in effect during the year ended December 31, 2008, versus the year ended December 31, 2007, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar in the year ended December 31, 2008. The estimated impact for foreign currency was calculated by comparing reported revenues with estimated revenues assuming average rates in effect in the comparable period of the prior year. However, since the world’s major crude oil and refined products are traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. The following table sets forth the impact of foreign currency translation on reported operating revenues (dollars in thousands):

Operating Revenues

Year Ended December 31, 2008

	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$422,883	$—	$422,883
Australia Operating Revenues	114,161	(1,111)	113,050
Canada Operating Revenues	54,835	(841)	53,994
Netherlands Operating Revenues	10,105	(619)	9,486

Total Operating Revenues	$601,984	$(2,571)	$599,413

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

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors (Audit Committee), and the Audit Committee has reviewed our disclosure relating to such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property and Equipment

We record property and equipment at historical cost and acquired railroad property at the allocated cost. We capitalize major renewals or improvements, but routine maintenance and repairs are expensed when incurred. We credit or charge operating expense for gains or losses on sales or other dispositions. We depreciate our property and equipment on the straight-line method over the useful lives of the road property (5-50 years) and equipment (3-30 years).

The following table sets forth the estimated useful lives of our major classes of property and equipment:

Property:	Estimated useful life
Buildings & Leasehold Improvements	30 years or life of lease
Bridges/Tunnels/Culverts	20 – 50 years
Track Property	5 – 50 years

Equipment:
Computer Equipment	3 years
Locomotives & Freight Cars	5 – 30 years
Vehicles & Mobile Equipment	5 – 10 years
Signals & Crossing Equipment	5 – 30 years
Track Equipment	5 – 10 years
Other Equipment	5 – 10 years

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

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. Specifically, we test for impairments in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The determination of fair value involves significant management judgment. Impairments are expensed when incurred. We perform our annual impairment test as of November 30th of each year, and no impairment was recognized for the years ended December 31, 2008, 2007 and 2006.

For intangible assets, the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. We first compare the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Second, if the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired and we would then record the goodwill impairment as the excess of recorded goodwill over its implied fair value.

Amortizable Intangible Assets

SFAS 144 requires us to perform an impairment test on amortizable intangible assets when specific impairment indicators, as set-forth in SFAS 144, are present. We have amortizable intangible assets primarily recorded as customer relationships or contracts, service agreements, track access agreements and proprietary software. The intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served or the length of the contract or agreement including expected renewals.

Derailment and Property Damages, Personal Injuries and Third-Party Claims

We maintain insurance, with varying deductibles up to $0.5 million per incident for liability and generally up to $0.5 million per incident for property damage, for claims resulting from train derailments and other accidents related to our railroad and industrial switching operations. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as facts and circumstances change.

Stock-Based Compensation

The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our Amended and Restated 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock and restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Plan’s purpose. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

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

During the fourth quarter of 2006, we voluntarily conducted and completed a comprehensive internal review of our historical stock option practices for stock option grants made during the period from our initial public offering on June 24, 1996 through the third quarter of 2006, under the direction of the independent members of the Board of Directors. The review found no evidence of any intentional wrongdoing by our executive officers, members of our Board of Directors or any other employees. However, the internal review identified certain administrative procedural deficiencies that resulted in unintentional accounting errors. These errors principally related to situations where, as of the grant date approved by the Compensation Committee, an aggregate number of stock options to be granted was approved and the exercise price for the stock options was established, but the allocation of those stock options to certain individual employee recipients was not finalized until a later date. As a result, we determined that later measurement dates for accounting purposes for those individuals’ grants should have been used, and we determined that non-cash stock-based compensation expense was understated by a cumulative amount of $1.2 million ($0.5 million after-tax), with $1.1 million related to grants to the general population of employees, none of whom was an executive officer at the time of grant. Under the direction of the Audit Committee, the results of the internal review were evaluated by outside counsel, who concurred with the findings.

For the year ended December 31, 2008, compensation cost from equity awards was $5.7 million. The compensation cost related to non-vested awards not yet recognized is $7.8 million, which will be recognized over the next three years with a weighted-average period of one year. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.7 million for the year ended December 31, 2008.

For the year ended December 31, 2007, compensation cost from equity awards was $5.4 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.5 million for the year ended December 31, 2007.

For the year ended December 31, 2006, compensation cost from equity awards was $8.5 million. Of the $8.5 million compensation cost, $2.7 million was attributable to stock option awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006, and $1.2 million was attributable to the unintentional accounting errors associated with the use of incorrect measurement dates for certain grants, as discussed above. The total income tax benefit recognized in the consolidated income statement for equity awards was $2.1 million for the year ended December 31, 2006.

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

We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires a balance sheet approach for the financial accounting and reporting of deferred income taxes. Deferred income taxes reflect the tax effect of temporary differences between book and tax basis assets and liabilities, as well as available income tax credits and net operating loss carryforwards. In our consolidated balance sheets, these deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred income tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred income tax assets related to carryforwards, is classified according to the expected reversal date of the temporary difference as of the end of the year. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2008 was $47.0 million.

Other Uncertainties

Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecasted in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Management believes that full consideration has been given to all relevant circumstances to which we may be currently subject, and the financial statements accurately reflect management’s best estimate of our results of operations, financial condition and cash flows for the years presented.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We adopted SFAS 157 on January 1, 2008, and it did not have a material impact on our consolidated financial statements. However, we have not applied the provisions of the standard to our property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations. We will apply the provisions of the standard to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2. The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer, establishes the acquisition date and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires acquisition-related costs to be expensed as incurred and changes in the amount of acquired tax attributes to be included in our results of operations. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. The provisions of SFAS 141R will be effective for us for all business combinations with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160). SFAS 160 requires that noncontrolling (minority) interests are reported as a component of equity, that net income attributable to the parent and to the noncontrolling interest is separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions, and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary is initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and shall be applied prospectively. However, the presentation and disclosure requirements of SFAS 160 shall be applied retrospectively for all periods presented. We will apply the provisions of the standard to our minority interest prospectively beginning January 1, 2009, and apply the presentation and disclosure requirements retrospective as of that date. We do not expect the application of the retrospective requirements of this standard to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit- risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial statements.

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

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-5, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-5), which is effective for reporting periods ending after November 15, 2008. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. We adopted FSP 133-1 and FIN 45-5 on December 31, 2008, and it did not have an impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132R-1), which is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We do not expect the adoption of FSP 132R-1 to have a material impact our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use such instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor do we use such instruments where there are no underlying cash exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging positions and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative financial instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Interest Rate Risk

Our interest rate risk results from issuing variable rate debt obligations, since an increase in interest rates would result in lower earnings and increased cash outflows. The table below provides amounts outstanding, fair value and corresponding interest rates for our fixed and variable rate debt (dollars in thousands).

	December 31, 2008
	Carrying Value	Fair Value
Fixed Rate Debt	$181,807	$164,965
Weighted Average Fixed Interest Rate	5.22%

Variable Rate Debt Swapped to Fixed Rate Debt	$220,000	$194,686
Weighted Average Fixed Interest Rate	3.51%

Unswapped Variable Rate Debt	$159,458	$137,879
Weighted Average Variable Interest Rate	3.72%

Total Long-Term Debt	$561,265	$497,530
Weighted Average Interest Rate	4.21%

Table Assumptions

Variable Interest Rates: The table presents variable interest rates based on United States and Canadian LIBOR rates (as of December 31, 2008). The borrowing margin is composed of a weighted average of 2.0% for debt under our United States and Canadian credit facilities and 0.7% for our Series C senior notes.

Fair Value of Financial Instruments

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 specifies a three-level hierarchy of valuation inputs established to increase consistency, clarity and comparability in fair value measurements and related disclosures. Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and quoted prices that are observable in the market for the asset or liability. Level 3 inputs are valuations derived from valuation techniques in which one or more significant inputs are unobservable. SFAS 157 requires companies to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value.

Fair Value of Debt

Since our long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates we believe are currently available to us for loans with similar terms and maturities.

Interest Rate Sensitivity

Based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $1.6 million.

Interest Rate Swap

We use interest rate swap agreements to manage our exposure to changes in interest rates of our variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net income or other comprehensive (loss) income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to our variable rate debt.

On October 2, 2008, we entered into two interest rate swap agreements to manage our exposure to interest rates on a portion of our outstanding borrowings. The first swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive 1-month LIBOR. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires us to pay 3.07% on the notional amount and allows us to receive 1-month LIBOR. This swap expires on December 31, 2009. The fair value of the interest rate swap agreements were estimated based on Level 2 valuation inputs. The fair values of the swaps represented liabilities of $10.6 million and $2.2 million, respectively, at December 31, 2008. The 1-month LIBOR was set at 0.46% at December 31, 2008.

Foreign Currency Risk

Debt related to our Canadian operations is denominated in Canadian dollars. Therefore, foreign currency risk related to debt service payments generally does not exist at our Canadian operations. However, in the event that this debt service is funded from our United States operations, we may face exchange rate risk if the Canadian dollar were to appreciate relative to the United States dollar, thereby requiring higher United States dollar equivalent cash to settle the outstanding debt, which is due in 2013.

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

Sensitivity to Diesel Fuel Prices

We are exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2008, fuel costs for fuel used in operations represented 12.6% of our total expenses. As of December 31, 2008, we had not entered into any hedging transactions to manage this diesel fuel risk. As of December 31, 2008, each one percentage point increase in the price of diesel fuel would result in a $0.6 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary financial data required by this item are listed under Part IV, Item 15 and are filed herewith following the signature page hereto and are incorporated by reference herein.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Genesee & Wyoming Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has issued its written attestation report on the Company’s internal control over financial reporting as stated in their report which is included herein.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 27, 2009, under “Election of Directors” and “Executive Officers”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 27, 2009, under “Executive Compensation” and “2008 Director Compensation”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2008

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,022,904	$28.52	1,999,978
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	2,022,904	$28.52	1,999,978

The remaining information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 27, 2009, under “Security Ownership of Certain Beneficial Owners and Management”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 27, 2009, under “Related Person Transactions and Other Information”, which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of Genesee & Wyoming to be held on May 27, 2009, under “Approval of the Selection of Independent Auditors”, which proxy statement will be filed within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedule

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years

Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

Notes to Consolidated Financial Statements

See INDEX TO EXHIBITS

(b)	EXHIBITS—See INDEX TO EXHIBITS filed herewith immediately following the signature page hereto, and which is incorporated herein by reference

(c)	NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date

February 27, 2009	GENESEE & WYOMING INC.

	By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 27, 2009	Executive Chairman and Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III Mortimer B. Fuller III

February 27, 2009	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN John C. Hellmann

February 27, 2009	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER Timothy J. Gallagher

February 27, 2009	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI Christopher F. Liucci

February 27, 2009	Director	/S/ DAVID C. HURLEY David C. Hurley

February 27, 2009	Director	/S/ ØIVIND LORENTZEN III Øivind Lorentzen III

February 27, 2009	Director	/S/ ROBERT M. MELZER Robert M. Melzer

February 27, 2009	Director	/S/ PHILIP J. RINGO Philip J. Ringo

February 27, 2009	Director	/S/ PETER O. SCANNELL Peter O. Scannell

February 27, 2009	Director	/S/ MARK A. SCUDDER Mark A. Scudder

February 27, 2009	Director	/S/ M. DOUGLAS YOUNG M. Douglas Young

INDEX TO EXHIBITS

(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

(ii) By-laws

3.1	Amended Bylaws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q filed on November 9, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.

4.2	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.3	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

(10)	Material Contracts

The Exhibit referenced under 4.3 hereof is incorporated herein by reference.

10.1	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K filed on March 31, 1998 (SEC File No. 0-20847).

10.2	Purchase and Sale Agreement dated August 17, 1999, between the Federal Government of United Mexican States, Compañía de Ferrocarriles Chiapas-Mayab, S.A. de C.V. and Ferrocarriles Nacionales de Mexico is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on November 15, 1999.

10.3	Agreement and Plan of Merger dated as of December 3, 2001, by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on December 12, 2001.

10.4	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as August 19, 2002, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on August 30, 2002.

10.5	Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on November 18, 2004.

10.6	Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc. and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on June 1, 2005.

10.7	First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on June 3, 2005.

10.8	Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on August 1, 2005.

10.9	Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 17, 2006.

10.10	Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on February 17, 2006.

10.11	Consulting Agreement between Genesee & Wyoming Inc. and Charles N. Marshall dated as of May 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on May 2, 2006.

10.12	Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant’s Report on Form S-8 filed on November 3, 2006. **

10.13	Employment Agreement dated as of May 30, 2007 by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement) thereto is incorporated herein by reference to Exhibit 9.01 to the Registrant’s Report on Form 8-K filed on June 5, 2007. **

10.14	Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on November 8, 2007. **

10.15

Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Executives is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Report on Form

10-Q filed on November 8, 2007. **

10.16	Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 7, 2008. **

10.17	Form of Option Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on August 7, 2008. **

10.18	Form of Restricted Stock Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q filed on August 7, 2008. **

10.19	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 8, 2008.

10.20	Amended and Restated Stock Purchase Agreement by and among Summit View, Inc., Jerry Joe Jacobson and Genesee & Wyoming Inc. dated as of September 10, 2008, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on November 7, 2008.

10.21	Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan, dated as of December 31, 2008, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 7, 2009. **

*10.22	Summary of Increases in Compensation for Non-management Directors. **

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Report under Item 8

(14)	Code of Ethics included on the Registrant’s website, www.gwrr.com

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(23.2)	Consent of Ernst & Young

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*	Exhibit filed with this Report.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

INDEX TO FINANCIAL STATEMENTS

Page
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8
Separate Financial Statements of Subsidiaries Not Consolidated and 50 Percent Owned:
Australian Railroad Group Pty Ltd and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm	F-49
Consolidated Balance Sheets as of May 31, 2006 and December 31, 2005	F-50
Consolidated Statements of Operations for the Five Month Period Ended May 31, 2006 and the Years Ended December 31, 2006, 2005 and 2004	F-51
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-52
Consolidated Statements of Cash Flows for the Five Month Period Ended May 31, 2006 and for the Years Ended December 31, 2005 and 2004	F-53
Notes to Consolidated Financial Statements	F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of the Australian Railway Group Pty Ltd (ARG), an equity method investment through May 31, 2006 which statements reflect total assets of $709.7 million as of May 31, 2006, and a net loss of $15.3 million for the five month period ended May 31, 2006. The financial statements of ARG were audited by other auditors whose report thereon has been furnished to us, and our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for ARG, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Note 11, the Company changed the manner in which it accounts for pension and other post-retirement benefits effective December 31, 2006.

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

PricewaterhouseCoopers LLP (signed)

New York, New York

February 26, 2009

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 and 2007

(dollars in thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$31,693	$46,684
Accounts receivable, net	120,874	125,934
Materials and supplies	7,708	7,555
Prepaid expenses and other	12,270	18,147
Current assets of discontinued operations	1,676	2,213
Deferred income tax assets, net	18,101	7,495

Total current assets	192,322	208,028

PROPERTY AND EQUIPMENT, net	998,995	696,990
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,986	4,696
GOODWILL	150,958	39,352
INTANGIBLE ASSETS, net	223,442	117,106
DEFERRED INCOME TAX ASSETS, net	—	1,353
OTHER ASSETS, net	16,578	10,276

Total assets	$1,587,281	$1,077,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$26,034	$2,247
Accounts payable	124,162	128,038
Accrued expenses	37,903	37,792
Current liabilities of discontinued operations	1,121	3,919
Deferred income tax liabilities, net	192	66

Total current liabilities	189,412	172,062

LONG -TERM DEBT, less current portion	535,231	270,519
DEFERRED INCOME TAX LIABILITIES, net	234,979	93,336
DEFERRED ITEMS—grants from governmental agencies	113,302	94,651
OTHER LONG-TERM LIABILITIES	34,943	15,144
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	1,351	1,108
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 45,830,569 and 43,773,926 shares issued and 33,435,168 and 31,436,607 shares outstanding (net of 12,395,401 and 12,337,319 shares in treasury) on December 31, 2008 and 2007, respectively	458	438
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,585,152 and 3,975,178 shares issued and outstanding on December 31, 2008 and 2007, respectively	26	40
Additional paid-in capital	214,356	197,463
Retained earnings	479,598	407,367
Accumulated other comprehensive (loss) income	(14,033)	25,660
Treasury stock, at cost	(202,342)	(199,987)

Total stockholders’ equity	478,063	430,981

Total liabilities and stockholders’ equity	$1,587,281	$1,077,801

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
OPERATING REVENUES	$601,984	$516,167	$450,683

OPERATING EXPENSES:
Transportation	199,702	166,146	147,874
Maintenance of ways and structures	53,529	48,621	43,507
Maintenance of equipment	72,186	70,330	64,419
Diesel fuel sold to third parties	34,624	26,975	13,189
General and administrative	93,612	82,236	77,145
Net gain on sale of assets	(8,107)	(6,742)	(3,078)
Gain on insurance recovery	—	—	(1,937)
Depreciation and amortization	40,507	31,773	27,907

Total operating expenses	486,053	419,339	369,026

INCOME FROM OPERATIONS	115,931	96,828	81,657
Gain on sale of equity investment in ARG	—	—	218,845
Investment loss—Bolivia	—	—	(5,878)
Equity loss of unconsolidated international affiliates	—	—	(10,752)
Interest income	2,093	7,813	7,839
Interest expense	(20,610)	(14,735)	(16,007)
Other income, net	227	889	252

Income from continuing operations before taxes	97,641	90,795	275,956
Provision for income taxes	24,909	21,548	103,309

Income from continuing operations	72,732	69,247	172,647
Loss from discontinued operations, net of tax	(501)	(14,072)	(38,644)

Net income	$72,231	$55,175	$134,003

Basic earnings per common share from continuing operations	$2.28	$2.00	$4.59
Basic loss per common share from discontinued operations	(0.02)	(0.41)	(1.03)

Basic earnings per common share	$2.26	$1.59	$3.56

Weighted average shares—Basic	31,922	34,625	37,609

Diluted earnings per common share from continuing operations	$2.00	$1.77	$4.07
Diluted loss per common share from discontinued operations	(0.01)	(0.36)	(0.91)

Diluted earnings per common share	$1.99	$1.41	$3.16

Weighted average shares—Diluted	36,348	39,148	42,417

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2005	$425	$40	$168,007	$218,189	$24,175	$(13,016)	$397,820

Comprehensive income, net of tax:
Net income	—	—	—	134,003	—	—	134,003
Currency translation adjustments	—	—	—	—	1,503	—	1,503
Sale of ARG investment (recognized gain from foreign currency translation adjustment)					(22,755)	—	(22,755)
Fair market value adjustments of cash flow hedges	—	—	—	—	1,776	—	1,776
Pension and post-retirement medical adjustment	—	—	—	—	(52)	—	(52)

Comprehensive income							114,475
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	(236)	—	(236)
Proceeds from employee stock purchases	9	—	6,848	—	—	—	6,857
Tax reductions from share-based compensation	—	—	(394)	—	—	—	(394)
Compensation cost related to equity awards	—		8,455	—	—	—	8,455
Excess tax benefits from share-based compensation	—	—	4,544	—	—	—	4,544
Treasury stock acquisitions, 465,863 shares	—	—	—	—	—	(11,334)	(11,334)

BALANCE, December 31, 2006	$434	$40	$187,460	$352,192	$4,411	$(24,350)	$520,187

Comprehensive income, net of tax:
Net income	—	—	—	55,175	—	—	55,175
Currency translation adjustments	—	—	—	—	15,178	—	15,178
Mexico investment (recognized gain from foreign currency translation adjustment)	—	—	—	—	5,426	—	5,426
Fair market value adjustments of cash flow hedges	—	—	—	—	43	—	43
Pension and post-retirement medical adjustment	—	—	—	—	602	—	602

Comprehensive income							76,424
Proceeds from employee stock purchases	4	—	3,380	—	—	—	3,384
Compensation cost related to equity awards	—		5,183	—	—	—	5,183
Excess tax benefits from share-based compensation	—	—	1,440	—	—	—	1,440
Treasury stock acquisitions, 6,549,597 shares	—	—	—	—	—	(175,637)	(175,637)

BALANCE, December 31, 2007	$438	$40	$197,463	$407,367	$25,660	$(199,987)	$430,981

Comprehensive income, net of tax:
Net income	—	—	—	72,231	—	—	72,231
Currency translation adjustments	—	—	—	—	(31,091)	—	(31,091)
Fair market value adjustments of cash flow hedges	—	—	—	—	(8,214)	—	(8,214)
Pension and post-retirement medical adjustment	—	—	—	—	(388)	—	(388)

Comprehensive income							32,538
Proceeds from employee stock purchases	6	—	9,308	—	—	—	9,314
Conversion of Class B Common Stock to Class A Common Stock	14	(14)	—	—	—	—	—
Compensation cost related to equity awards	—	—	5,734	—	—	—	5,734
Excess tax benefits from share-based compensation	—	—	1,851	—	—	—	1,851
Treasury stock acquisitions, 58,082 shares	—	—	—	—	—	(2,355)	(2,355)

BALANCE, December 31, 2008	$458	$26	$214,356	$479,598	$(14,033)	$(202,342)	$478,063

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,231	$55,175	$134,003
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	501	14,072	38,644
Depreciation and amortization	40,507	31,773	27,907
Compensation cost related to equity awards	5,734	5,412	8,455
Excess tax benefit from share-based compensation	(1,829)	(1,159)	(4,544)
Deferred income taxes	12,205	7,994	13,907
Gain on insurance recovery	—	—	(1,937)
Gain on sale of equity investment in ARG	—	—	(218,845)
Net gain on sale of assets	(8,107)	(6,742)	(3,078)
Investment loss—Bolivia	—	—	5,878
Equity loss of unconsolidated international affiliates, net of tax	—	—	7,500
Minority interest	243	—	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	11,541	(5,412)	(7,936)
Materials and supplies	(812)	2,400	(1,760)
Prepaid expenses and other	6,597	(6,159)	(5,140)
Accounts payable and accrued expenses	(14,372)	29,160	6,571
Income tax payable—Australia	(3,717)	(92,982)	86,358
Other assets and liabilities, net	8,024	989	(762)

Net cash provided by operating activities from continuing operations	128,746	34,521	85,221
Net cash used in operating activities from discontinued operations	(3,484)	(14,000)	(1,843)

Net cash provided by operating activities	125,262	20,521	83,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(97,853)	(96,081)	(64,494)
Grant proceeds from government agencies	28,551	34,307	4,949
Proceeds from ARG Sale	—	—	306,746
Cash paid for acquisitions, net of cash acquired	(345,477)	(19,424)	(20,354)
Contingent consideration held in escrow	(7,500)	—	—
Insurance proceeds for the replacement of assets	419	1,747	—
Cash received from unconsolidated international affiliates	—	—	378
Proceeds from disposition of property and equipment	8,081	9,404	3,447

Net cash (used in) provided by investing activities from continuing operations	(413,779)	(70,047)	230,672
Net cash provided by (used in) investing activities from discontinued operations	450	(517)	(3,232)

Net cash (used in) provided by investing activities	(413,329)	(70,564)	227,440

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(193,051)	(21,448)	(182,712)
Proceeds from issuance of long-term debt	468,076	55,000	92,500
Debt issuance costs	(4,340)	—	—
Net proceeds from employee stock purchases	9,314	3,384	6,857
Treasury stock purchases	(2,355)	(175,637)	(11,334)
Excess tax benefit from share-based compensation	1,829	1,159	4,544

Net cash provided by (used in) financing activities from continuing operations	279,473	(137,542)	(90,145)
Net cash used in financing activities from discontinued operations	—	(13,301)	(2,478)

Net cash provided by (used in) financing activities	279,473	(150,843)	(92,623)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,973)	7,581	3,342

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(424)	(217)	—

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,991)	(193,522)	221,537
CASH AND CASH EQUIVALENTS, beginning of year	46,684	240,206	18,669

CASH AND CASH EQUIVALENTS, end of year	$31,693	$46,684	$240,206

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc., through its subsidiaries and unconsolidated affiliate, currently has interests in 63 railroads, of which 57 are located in the United States, three are located in Canada, one is located in Australia, one is located in the Netherlands and one is located in Bolivia. From January 1, 2006 to December 31, 2008, the Company acquired eighteen railroads in the United States, Australia and the Netherlands, sold its 50% equity interest in the Australian Railroad Group Pty Ltd (ARG) and discontinued its operations in Mexico. The Company also leases and manages railroad transportation equipment in the United States and Canada and provides freight car switching and ancillary rail services. See Note 3 for descriptions of the Company’s expansion in recent years.

A large portion of the Company’s operating revenue is attributable to industrial customers operating in the paper and forest products, electricity generation, and farm and food products industries. Freight revenue from the Company’s ten largest freight revenue customers accounted for approximately 20%, 22% and 24% of the Company’s operating revenues in 2008, 2007 and 2006, respectively.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

Property:	Estimated useful life
Buildings and Leasehold Improvements	30 years or life of lease
Bridges/Tunnels/Culverts	20 – 50 years
Track Property	5 – 50 years

Equipment:
Computer Equipment	3 years
Locomotives & Freight Cars	5 – 30 years
Vehicles and Mobile Equipment	5 – 10 years
Signals and Crossing Equipment	5 – 30 years
Track Equipment	5 – 10 years
Other Equipment	5 – 10 years

The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that assets may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances. The recent economic downturn in the United States and throughout the world increases the risk of significant asset impairment charges since the Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances occur.

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

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Specifically, the Company tests for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The determination of fair value involves significant management judgment. Impairments are expensed when incurred. The Company performs its annual impairment review as of November 30 of each year and no impairment was recognized for the year ended December 31, 2008. The recent economic downturn in the United States and throughout the world increases the risk of significant asset impairment charges since the Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances occur.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For intangible assets the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including the Company’s assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Second, if the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over the asset’s implied fair value.

Amortizable Intangible Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), requires a company to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The recent economic downturn in the United States and throughout the world increases the risk of significant asset impairment charges since the Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances occur. The Company has amortizable intangible assets valued primarily as customer relationships or contracts, service agreements, track access agreements and proprietary software. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served, or the length of the contract or agreement including expected renewals.

Derailment and Property Damages, Personal Injuries and Third Party Claims

The Company maintains insurance, with varying deductibles generally up to $0.5 million per incident for property damage and up to $0.5 million per incident for liability, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Accruals for FELA claims by the Company’s railroad employees and third party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

Common Stock Splits

On February 14, 2006, the Company announced a three-for-two common stock split in the form of a 50% stock dividend distributed on March 14, 2006, to stockholders of record as of February 28, 2006. All share and per share amounts presented herein have been restated to reflect the retroactive effect of this stock split.

Earnings per Share

Common shares issuable under unexercised stock options and unvested restricted stock, calculated under the treasury stock method and weighted average Class B Common Shares outstanding are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options and restricted stock used to calculate weighted average share equivalents for diluted earnings per share was as follows:

2008	2,127,183
2007	2,393,350
2006	2,224,098

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands, except per share amounts):

	2008	2007	2006
Numerators:
Income from continuing operations	$72,732	$69,247	$172,647
Loss from discontinued operations, net of tax	(501)	(14,072)	(38,644)

Net income	$72,231	$55,175	$134,003

Denominators:
Weighted average Class A Common Shares outstanding—Basic	31,922	34,625	37,609
Weighted average Class B Common Shares outstanding	3,885	3,975	3,975
Dilutive effect of equity awards	541	548	833

Weighted average shares—Dilutive	36,348	39,148	42,417

Earnings per common share:
Basic:
Earnings per common share from continuing operations	$2.28	$2.00	$4.59
Loss per common share from discontinued operations	(0.02)	(0.41)	(1.03)

Earnings per common share	$2.26	$1.59	$3.56

Diluted:
Earnings per common share from continuing operations	$2.00	$1.77	$4.07
Loss per common share from discontinued operations	(0.01)	(0.36)	(0.91)

Earnings per common share	$1.99	$1.41	$3.16

During the fourth quarter of 2008, 1,390,026 shares of the Company’s Class B common stock were converted into 1,390,026 shares of the Company’s Class A common stock in a planned sale in compliance with United States Securities and Exchange Rule 10b5-1.

For 2008, 2007 and 2006, a total of 241,804, 977,756 and 420,147 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the exercise prices for those stock options exceeded the average market price for the Company’s common stock for the respective period.

Income Taxes

The Company files a consolidated United States federal income tax return, which includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using a balance sheet approach. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets requires sufficient taxable income within the carryback and/or carryforward period available under tax law. The Company evaluates on a quarterly basis whether, based on all available evidence, the deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation Plans

The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to the Company’s employees through the Company’s Amended and Restated 2004 Omnibus Incentive Plan (the Plan). The Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan’s purpose. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining term as of the date of grant.

SFAS No. 123R, “Share-Based Payment,” (SFAS 123R) requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model that require management judgment are the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on actual historical volatility and adjusted to reflect future expectations. The fair value of our restricted stock and restricted stock units are based on the closing price on the date of grant.

Fair Value of Financial Instruments

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 specifies the following three-level hierarchy of valuation inputs established to increase consistency, clarity and comparability in fair value measurements and related disclosures:

•	Level 1—Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

•

Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

SFAS 157 requires companies to maximize the use of observable inputs (Level 1 and Level 2), when available, and to minimize the use of unobservable inputs (Level 3) when determining fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•	Current assets and current liabilities: The carrying value approximates fair value due to the short maturity of these items.

•

Long-term debt: Since the Company’s long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities. The

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair value of the Company’s long-term debt as of December 31, 2008, was $497.5 million. The financial statement carrying value as of December 31, 2008, was $561.3 million. The financial statement carrying value of the Company’s fixed rate and variable rate debt of $232.4 million approximated its fair value as of December 31, 2007.

•

Derivative instruments: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of December 31, 2008, the Company’s derivative financial instruments consisted solely of interest rate swap agreements. The Company estimates the fair value of its interest rate swap agreements based on Level 2 valuation inputs. See Note 9, Derivative Financial Instruments, for a discussion of the fair value of the Company’s interest rate swap agreements.

In accordance with FASB Staff Position (FSP) SFAS No. 157-2, “Effective date of FASB Statement No. 157,” the Company has not applied the provisions of SFAS 157 to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations or asset retirement obligations as of December 31, 2008.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. Currency translation adjustments are reflected as currency translation adjustments in stockholders’ equity and are included in accumulated other comprehensive income. Cumulative translation adjustments are recognized in the consolidated statement of operations for substantial or complete liquidation of the underlying investment in the foreign subsidiary.

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

Economic activity in the United States and throughout the world has undergone a sudden, sharp downturn. Global financial markets have experienced unprecedented volatility and disruption. Certain of the Company’s customers and suppliers are directly affected by the economic downturn, are facing credit issues and could experience cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that have and could continue to decrease the demand for the Company’s rail services. In addition, adverse economic conditions could also affect the Company’s costs for insurance and its ability to acquire and maintain adequate insurance coverage for risks associated with the railroad business if insurance companies experience credit downgrades or bankruptcies. Changes in governmental banking, monetary and fiscal policies to stimulate the economy, restore liquidity and increase credit availability may not be effective. It is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may affect the Company’s customers, suppliers and business in general. Moreover, given the asset intensive nature of the Company’s business, the economic downturn increases the risk of significant asset impairment charges since the Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the respective asset’s carrying amount may not be recoverable. Continuation or further worsening of current macroeconomic and financial conditions could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2008 presentation.

3. CHANGES IN OPERATIONS:

United States

Ohio Central Railroad System: On October 1, 2008, the Company acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.5 million of purchase price was recorded in the fourth quarter of 2008 to reflect adjustments for working capital. In addition, the Company placed $7.5 million of contingent consideration into escrow that will be paid to the seller upon satisfaction of certain conditions.

Summit View is the parent company of 10 short line railroads, Aliquippa & Ohio River Railroad Company in Pennsylvania; The Columbus and Ohio River Rail Road Company in Ohio; The Mahoning Valley Railway Company in Ohio; Ohio Central Railroad, Inc. in Ohio; Ohio and Pennsylvania Railroad Company in Ohio; Ohio Southern Railroad in Ohio; The Pittsburgh & Ohio Central Railroad Company in Pennsylvania; The Warren & Trumbull Railroad Company in Ohio; Youngstown & Austintown Railroad, Inc. in Ohio; and The Youngstown Belt Railroad Company in Ohio. Summit View’s 10 railroads employ more than 170 people, own and operate a fleet of 64 locomotives, and own and lease more than 445 miles of track. The Company has included 100% of the value of OCR’s net assets in its consolidated balance sheet since October 1, 2008.

Georgia Southwestern Railroad, Inc.: On October 1, 2008, the Company acquired 100% of Georgia Southwestern, Inc. (Georgia Southwestern) for cash consideration of approximately $16.5 million (net of $0.4 million cash acquired). An additional $0.2 million was paid in the fourth quarter of 2008 to reflect adjustments for final working capital. Headquartered in Dawson, Georgia, the Georgia Southwestern operates over 220 miles of track between White Oak, Alabama, and Smithville, Georgia; between Cuthbert and Bainbridge, Georgia; and in and around Columbus, Georgia. Georgia Southwestern has 20 employees and 10 locomotives and it interchanges with Norfolk Southern (NS), CSX Corporation (CSX) and the Heart of Georgia Railroad. The Company has included 100% of the value of Georgia Southwestern’s net assets in its consolidated balance sheet since October 1, 2008.

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, the Company also paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, the Company has agreed to pay additional contingent consideration of up to $3.5 million upon satisfaction of certain conditions over the next two years, which will be recorded as additional cost of the acquisition when the contingency is resolved.

CAGY is the parent company of three short line railroads, Columbus & Greenville Railway in Mississippi; Chattooga & Chickamauga Railway in Georgia and Tennessee; and Luxapalila Valley Railroad in Mississippi and Alabama. CAGY’s three railroads employ 48 people, own and operate a fleet of 22 locomotives, as well as

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

own and lease more than 280 miles of track. The Company has included 100% of the value of CAGY’s net assets in its consolidated balance sheet since May 30, 2008.

Maryland Midland Railway, Inc.: On December 31, 2007, the Company acquired 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $19.5 million (net of $7.5 million cash acquired). An additional $3.7 million was paid in 2008 to reflect adjustments for final working capital and direct costs.

Commonwealth Railway, Inc.: On August 25, 2006, the Company exercised an option to purchase 12.5 miles of previously leased rail line from NS. In July 2007, the Company completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, Virginia. On April 21, 2008, the Commonwealth Railway (CWRY) closed on the purchase of 12.5 miles of the rail line from NS for $3.6 million. The rail line runs through Portsmouth, Chesapeake, and Suffolk, Virginia. The $3.6 million purchase price was allocated as follows: land ($1.7 million) and track assets ($1.9 million).

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

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, the Company has agreed to pay contingent consideration of up to €1.8 million (or $2.4 million at the December 31, 2008 exchange rate) payable over the next two years, which will be recorded as additional cost of the acquisition when the contingency is resolved. At December 31, 2008, the Company accrued €0.8 million (or $1.0 million at the December 31, 2008 exchange rate) of the contingent consideration due to the satisfaction of certain conditions. Headquartered in the Port of Rotterdam in the Netherlands, RRF is an independent provider of short-haul rail and switching services. RRF’s principal business is “last mile” rail services within the Port of Rotterdam for long-haul railroads and industrial customers. In addition, RRF provides locomotives, railroad operating personnel and rail-related services throughout the Netherlands to track construction and maintenance companies as well as government-owned operators. RRF’s operations include 12 locomotives (leased and owned) and 35 employees. The results of operations for RRF are included in the Company’s consolidated statements of operations as of the acquisition date. The Company has included 100% of the value of RRF’s net assets in its consolidated balance sheet since April 8, 2008.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Simultaneous with the ARG Sale, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia, for $15.1 million (GWA Purchase) (collectively, Australian Transactions). This business, which is based in Adelaide, South Australia, was renamed Genesee & Wyoming Australia Pty Ltd (GWA), and is a 100% owned subsidiary. The GWA Purchase was accounted for under the purchase method of accounting. However, because the Company previously held a 50% share of these assets through its ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s 50% share of the impairment loss recorded by ARG, which was included in equity income of unconsolidated international affiliates in the consolidated statement of operations during the second quarter of 2006. GWA commenced operations on June 1, 2006. Accordingly, the Company has included 100% of the value of GWA’s net assets ($30.1 million) in its consolidated balance sheet since June 1, 2006. The Company completed its allocation of purchase price for this acquisition during the second quarter of 2007 without material adjustment to its preliminary allocation.

South America

The Company indirectly has a 12.52% equity interest in Ferroviaria Oriental S.A. (Oriental) through its interest in Genesee & Wyoming Chile S.A. (GWC), an unconsolidated affiliate. In addition, the Company holds a 10.37% indirect equity interest in Oriental through other companies.

During 2006, due to heightened political and economic unrest and uncertainties in Bolivia, GWC advised its creditors that it was ceasing its efforts to restructure its $12.0 million non-recourse debt obligation. Also in 2006, the Bolivian government issued a Presidential decree ordering the nationalization of Bolivia’s oil and gas industry. The government further announced in 2006 that it intended to nationalize, take a partial ownership stake in or restructure the operations of other local companies, including Oriental.

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

Mexico

During the third quarter of 2007, the Company’s Mexican subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V.’s (FCCM), ceased its operations and initiated formal liquidation proceedings. Results from the Company’s Mexican operations for the years ended December 31, 2008, 2007 and 2006, are now included in results from discontinued operations.

In November 2008, the Company entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis) for a sale price of approximately $2.4 million. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the Mexican Secretaria de Comunicaciones y Transportes (SCT) of a mutually acceptable transfer of the concession

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied. See Note 20 for additional information regarding the Company’s discontinued operations.

Purchase Price Allocation

The following table summarizes selected financial data for the opening balance sheet of acquisitions completed in 2008 and 2007 (dollars in thousands):

	2008				2007
	OCR	Georgia Southwestern	CAGY	RRF	Maryland Midland
Purchase Price Allocations:
Cash	$2,757	$362	$17,242	$—	$9,510
Other current assets	6,972	748	5,075	2,660	—
Property and equipment	224,119	24,471	33,549	799	34,099
Intangible assets	32,490	—	74,240	5,345	—
Goodwill	59,201	4,699	25,191	18,188	8,144
Other assets	560	—	894	—	1

Total assets	326,099	30,280	156,191	26,992	51,754

Current liabilities	4,817	1,018	6,919	1,932	5,325
Long-term debt, including current portion	12,826	5,401	1,361	—	1,545
Deferred tax liabilities, net	83,503	6,803	40,377	1,483	13,397
Other long-term liabilities	5,043	—	345	—	19
Minority interest	—	—	—	—	814

Total liabilities	106,189	13,222	49,002	3,415	21,100

Net assets	$219,910	$17,058	$107,189	$23,577	$30,654

Intangible Assets:
Customer contracts and relationships	—	—	—	4,874	—
Track access agreements	32,490	—	74,240	—	—
Proprietary software	—	—	—	314	—
Non-Amortizable Intangible Assets:
Operating license	—	—	—	157	—
Intangible Asset Amortization Period:
Customer contracts and relationships	—	—	—	20 Years	—
Track access agreements	46 Years	—	43 Years	—	—
Proprietary software	—	—	—	2 Years	—

The allocation of purchase price to the assets acquired and liabilities assumed was finalized during the fourth quarter of 2008 for CAGY, RRF and Maryland Midland as a result of the finalization of non-current asset valuations. The following significant adjustments were made subsequent to December 31, 2007, to the Maryland Midland purchase price allocation: a decrease in property and equipment of $12.5 million, an increase in goodwill of $8.1 million and a decrease in deferred tax liabilities of $4.1 million. Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for OCR or Georgia Southwestern. The purchase price allocation for these acquisitions will be finalized in 2009 upon the completion of working capital adjustments and fair value analyses. The deferred tax liabilities in the purchase price allocations are primarily driven by temporary differences between values assigned to non-current assets and the acquired tax basis in those assets.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to one-time freight moves, hurricanes, droughts, heavy snowfall, freezing and flooding, customer plant expansions and shut-downs, sales of land and equipment and derailments. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed or entered into a number of transactions recently which have changed and will change its results of operations. Because of variations in the structure, timing and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

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

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2008, 2007 and 2006, as if the CAGY and OCR acquisitions were consummated at the beginning of the years 2008 and 2007, and the Australian Transactions had occurred at the beginning of 2006. The following pro forma combined financial statements do not include adjustments for any potential operating efficiencies, cost savings from expected synergies, the impact of conforming to the Company’s accounting policies or the impact of derivative instruments that the Company may elect to use to mitigate interest rate risk with the incremental borrowings used to fund the acquisitions (dollars in thousands, except per share amounts):

	2008	2007	2006
Operating revenues	$660,462	$585,658	$480,808
Net income	$63,564	$55,649	$18,098
Basic earnings per common share from continuing operations	$2.01	$2.01	$1.51
Diluted earnings per common share from continuing operations	$1.76	$1.78	$1.34

The unaudited pro forma operating results include the acquisition of OCR adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on preliminary assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. OCR’s results for the year ended December 31, 2008, reflected in these pro forma operating results, include $5.3 million, net of tax, of discretionary bonuses that the Company does not believe would have continued as an ongoing expense but do not qualify for elimination under the treatment and presentation of pro forma financial results.

In addition, the unaudited pro forma operating results include the acquisition of CAGY adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. CAGY’s results for the year ended December 31, 2008, reflected in these pro forma operating results, include $3.5 million, net of tax, of discretionary senior management compensation that the Company does not believe would have continued as an ongoing expense but do not qualify for elimination under the treatment and presentation of pro forma financial results.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, the unaudited pro forma operating results include the Australian Transactions, net of tax, adjusted for the net gain of $218.8 million from the ARG Sale, certain closing costs incurred from the ARG Sale, and interest expense savings from the pay down of debt from proceeds received from the ARG Sale.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

4. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on existing accounts receivable. Management determines the allowance based on historical write-off experience within each of the Company’s regions. Management reviews material past due balances on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered.

Receivables consisted of the following at December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Accounts Receivable—Trade	$114,631	$116,671	$114,274
Accounts Receivable—Government Grants	9,150	11,320	5,732

Total Accounts Receivable	$123,781	$127,991	$120,006

Activity in the Company’s allowance for doubtful accounts was as follows (dollars in thousands):

	2008	2007	2006
Balance, beginning of year	$2,057	$2,907	$1,890
Provisions	2,111	1,574	3,013
Discontinued operations	—	(924)	—
Charges	(1,261)	(1,500)	(1,996)

Balance, end of year	$2,907	$2,057	$2,907

The Company’s business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company’s operating results, financial condition and liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT AND LEASES:

Property and Equipment

Major classifications of property and equipment were as follows (dollars in thousands):

	2008	2007
Property:
Land and Land Improvements	$144,124	$69,813
Buildings and Leasehold Improvements	37,837	24,164
Bridges/Tunnels/Culverts	143,839	90,521
Track Property	668,671	501,295

Total Property	994,471	685,793
Equipment:
Computer Equipment	4,836	4,427
Locomotives & Freight Cars	121,314	96,865
Vehicles and Mobile Equipment	22,895	20,966
Signals and Crossing Equipment	15,393	10,307
Track Equipment	7,969	5,513
Other Equipment	12,729	8,801

Total Equipment	185,136	146,879
Construction-in-Process	20,948	37,642

Total Property and Equipment	1,200,555	870,314
Less Accumulated Depreciation	(201,560)	(173,324)

Property and Equipment, net	$998,995	$696,990

Construction-in-process as of December 31, 2008 and 2007, totaled $20.9 million and $37.6 million, respectively, and consisted primarily of costs associated with track and equipment rehabilitation projects. Depreciation expense for 2008, 2007 and 2006 totaled $35.3 million, $28.2 million and $24.5 million, respectively.

Leases

The Company enters into operating leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2008, 2007 and 2006, was approximately $15.5 million, $17.7 million and $18.4 million, respectively. The Company leases certain real property, which resulted in additional operating lease expense for the years ended December 31, 2008, 2007 and 2006, of approximately $4.4 million, $4.0 million and $2.9 million, respectively.

The Company is a party to several cancelable leases for rolling stock that have automatic renewal provisions. Typically, the Company has the option, at various dates, to terminate the leases or purchase the underlying assets. Penalties for non-renewal are not considered material. During 2008, the Company exercised its option to purchase certain leased rolling stock for $2.6 million. Since these assets were the subject of a previous sale-leaseback transaction, the remaining balance of pre-tax unamortized deferred gains of approximately $1.8 million was included as an offset to the recorded value of the rolling stock acquired.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. Through December 31, 2008, no payments were required under these lease arrangements.

The following is a summary of future minimum lease payments under capital leases, non-cancelable operating leases and cancelable operating leases (dollars in thousands):

Year	Capital	Non-cancelable Operating	Cancelable Operating	Total
2009	$60	$18,801	$419	$19,280
2010	16	16,188	294	16,498
2011	18	13,046	294	13,358
2012	18	10,455	123	10,596
2013	18	7,050	—	7,068
Thereafter	267	114,321	—	114,588

Total minimum payments	$397	$179,861	$1,130	$181,388

6. INTANGIBLE AND OTHER ASSETS, NET AND GOODWILL:

Intangible and other assets were as follows (dollars in thousands):

	December 31, 2008			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$6,881	$30,741	28 years
Customer Contracts and Relationships	59,174	7,898	51,276	27 years
Track Access Agreements	106,730	1,509	105,221	44 years
Proprietary Software	278	104	174	2 years
Non-amortizable intangible assets:
Perpetual Track Access Agreements	35,891	—	35,891	—
Operating License	139	—	139	—

Total Intangible Assets	$239,834	$16,392	$223,442	36 years

OTHER ASSETS:
Deferred financing costs	8,719	2,901	5,818	6 years
Other assets	10,766	6	10,760	—

Total Other Assets	$19,485	$2,907	$16,578

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007			Weighted- Average Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Assets
INTANGIBLE ASSETS:
Amortizable intangible assets:
Service Agreements	$37,622	$5,547	$32,075	28 years
Customer Contracts and Relationships	54,859	5,719	49,140	27 years
Non-amortizable intangible assets:
Perpetual Track Access Agreements	35,891	—	35,891	—

Total Intangible Assets	$128,372	$11,266	$117,106	28 years

OTHER ASSETS:
Deferred financing costs	4,446	1,993	2,453	7 years
Other assets	7,823	—	7,823	—

Total Other Assets	$12,269	$1,993	$10,276

In the purchase price allocation of RRF, the Company allocated $4.3 million to amortizable Customer Contracts and Relationships and $0.3 million to amortizable Proprietary Software as of December 31, 2008. Based on the Company’s estimate of their expected economic life, these intangible assets are being amortized on a straight line basis over a weighted average life of 19 years.

In the purchase price allocation of the CAGY acquisition, the Company allocated $74.2 million to amortizable Track Access Agreements as of December 31, 2008. Based on the Company’s estimate of their expected economic life, these intangible assets are being amortized on a straight line basis over a weighted average of 43 years, which began on May 31, 2008. In the preliminary purchase price of the OCR acquisition, the Company allocated $32.5 million to amortizable Track Access Agreements as of December 31, 2008. Based on the Company’s estimate of their expected economic life, these intangible assets are being amortized on a straight line basis over a weighted average of 46 years, which began on October 1, 2008.

The Perpetual Track Access Agreements on one of the Company’s railroads, have been determined to have an indefinite useful life and, therefore, are not subject to amortization under SFAS 142. However, these assets are tested for impairment annually or in interim periods if events indicate possible impairment.

In 2008, 2007 and 2006, the aggregate amortization expense associated with intangible assets was approximately $5.2 million, $3.6 million and $3.4 million, respectively. The Company estimates the future aggregate amortization expense related to intangible assets as of December 31, 2008, will be as follows for the periods presented (dollars in thousands):

2009	$6,253
2010	6,148
2011	6,114
2012	6,114
2013	6,018
Thereafter	156,765

Total	$187,412

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt. In 2008, 2007 and 2006, the Company amortized $1.0 million, $0.7 million, and $0.7 million of deferred financing costs annually as an adjustment to interest expense. The 2008 amortization amount includes a $0.1 million write-off of financing costs as a result of the October 1, 2008 refinancing of our senior credit facility.

In accordance with SFAS 142, goodwill is not amortized. The changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Goodwill:
Balance at beginning of period	$39,352	$37,788
Goodwill additions	115,424	—
Currency translation adjustment	(3,818)	1,564

Balance at end of period	$150,958	$39,352

In the purchase price allocations of the MMID, RRF and CAGY acquisitions, the Company allocated $8.1 million, $18.2 million and $25.2 million to goodwill as of December 31, 2008, respectively. In the preliminary purchase price allocations of the OCR and Georgia Southwestern acquisitions, the Company allocated $59.2 million and $4.7 million to goodwill as of December 31, 2008, respectively. The $115.4 million of goodwill additions will not be deductible for tax purposes.

Under SFAS 142, goodwill and other indefinite-lived intangibles must be tested for impairment annually or in interim periods if events indicate possible impairment.

7. INVESTMENTS:

Australian Railroad Group

The Company and its 50% partner, Wesfarmers, sold the Western Australia operations and certain other assets of ARG on June 1, 2006. Simultaneously, the Company purchased Wesfarmers’ 50% ownership of the remaining ARG operations, which are principally located in South Australia. Accordingly, the following are United States GAAP condensed consolidated statements of operations and cash flows for the five-month period ended May 31, 2006, immediately prior to the sale and purchase transactions (in thousands of United States dollars). The periods presented represent those for which the Company accounted for its investment in ARG under the equity method of accounting.

For the dates and periods indicated below, one Australian dollar could be exchanged into the following amounts of United States dollars:

Average for the five months ended May 31, 2006	$0.743

As a result of the GWA Purchase, the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, the Company recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing the Company’s previously held 50% share of the impairment loss recorded by ARG. Accordingly, the ARG condensed consolidated statement of operations included below reflects 100% of the non-cash loss or $32.3 million ($22.6 million, net of tax), resulting from the write-downs of an investment, property and equipment and other long-term assets, net.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian Railroad Group Pty Ltd

Condensed Consolidated Statement of Operations

(in thousands of U.S. dollars)

Five Months Ended May 31, 2006
Operating Revenues	$147,044
Operating expenses	151,715

(Loss) income from operations	(4,671)
Investment loss—APTC	(5,823)
Interest expense	(11,477)
Other income, net	218

(Loss) income before income taxes	(21,753)
(Benefit from) provision for income taxes	(6,503)

Net (loss) income	$(15,250)

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australian Railroad Group Pty Ltd

Condensed Consolidated Statement of Cash Flows

(in thousands of U.S. dollars)

Five Months Ended May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,250)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,584
Deferred income taxes	(5,889)
Investment loss—APTC	5,823
Net loss (gain) on sale and impairment of assets	25,732
Changes in assets and liabilities	10,391

Net cash provided by operating activities	35,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35,430)
Proceeds from disposition of property and equipment	710

Net cash used in investing activities	(34,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	7,272

Net cash provided by financing activities	7,272

EFFECT OF EXCHANGE RATE DIFFERENCES ON CASH AND CASH EQUIVALENTS	432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,375
CASH AND CASH EQUIVALENTS, beginning of period	12,515

CASH AND CASH EQUIVALENTS, end of period	$20,890

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LONG-TERM DEBT:

Long-term debt consisted of the following (dollars in thousands):

	As of December 31,
	2008	2007
Senior Credit Facilities with variable interest rates (weighted average of 3.51% and 5.68% before impact of interest rate swaps at December 31, 2008) due 2013	$354,458	$69,119
Senior Notes Series A with fixed interest rate of 4.85% due 2011	75,000	75,000
Senior Notes Series B with fixed interest rate of 5.36% due 2015	100,000	100,000
Senior Notes Series C with variable interest rate (4.22% at December 31, 2008) due 2012	25,000	25,000
Other debt and capital leases with interest rates up to 8.00% and maturing at various dates up to 2024	6,807	3,647

Long-term debt	561,265	272,766
Less: current portion	26,034	2,247

Long-term debt, less current portion	$535,231	$270,519

Credit Facilities

On August 8, 2008, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Company closed the Credit Agreement on October 1, 2008, concurrent with the closing of the OCR and Georgia Southwestern acquisitions. The Credit Agreement expanded the size of its senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The new credit facilities include a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($25.5 million at the December, 31, 2008 exchange rate) Canadian term loan, as well as borrowing capacity available for letters of credit and for borrowings on same-day notice referred to as swingline loans. As of December 31, 2008, the Company’s $300.0 million revolving credit facility consisted of $89.0 million of outstanding debt, subsidiary letter of credit guarantees of $0.1 million and $210.9 million of unused borrowing capacity. Initial borrowings were priced at LIBOR plus 2.0%. As of December 31, 2008, the revolving credit facility, United States term loan and the Canadian term loan had interest rates of 3.43%, 3.43% and 4.46%, respectively. The proceeds under the Credit Agreement can be used for general corporate purposes, working capital, to refinance existing indebtedness, as well as capital expenditures, acquisitions and investments permitted under the Credit Agreement.

The Credit Agreement provides lending under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The base rate margin varies from 0.25% to 1.25% depending on leverage and the LIBOR margin varies from 1.25% to 2.25% depending on leverage. The minimum margin through March 31, 2009 is 2.0%. The credit facilities and revolving loan are guaranteed by substantially all of the Company’s United States subsidiaries for the United States guaranteed obligations and by substantially all of its foreign subsidiaries for the foreign guaranteed obligations.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial covenants, which are measured on a trailing twelve month basis and calculated quarterly, are as follows:

a. Maximum leverage of 3.5 times, measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases and non-cash compensation expense) to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases), except for the period October 1, 2008 through March 31, 2009, where the maximum leverage is 3.75 times.

b. Minimum interest coverage of 3.5 times, measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c. Capital expenditures: Restricted subsidiaries will not make capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues limitation on capital expenditures may be increased under certain conditions.

The credit facilities contain a number of covenants restricting the Company’s ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless under permitted acquisitions, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The credit facilities allow the Company to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0.

The Company was in compliance with the provisions of the covenants of its Credit Agreements as of December 31, 2008.

Senior Notes

In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due August 2015. The Series C senior notes have a borrowing rate of LIBOR plus 0.70% and are due August 2012. As of December 31, 2008, the Series C senior notes had an interest rate of 4.22%.

In 2004, the Company completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in November 2011.

The senior notes are unsecured but are guaranteed by substantially all of the Company’s United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding twelve months divided by interest expense plus operating lease payments for the preceding twelve months). The Company was in compliance with the provisions of these covenants as of December 31, 2008.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Limited Recourse Promissory Notes—Mexico

See Note 20, Discontinued Operations, for a discussion of the Company’s payment of the Mexico limited recourse promissory notes.

Schedule of Future Payments Including Capital Leases

The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2008 (dollars in thousands):

Future minimum payments
2009	$26,034
2010	27,305
2011	101,976
2012	51,918
2013	249,578
Thereafter	104,454

$561,265

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

The Company designates derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. As the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of operations on the same line as the hedged item. In addition, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the agreements are recorded in net income or other comprehensive (loss) income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to the Company’s variable rate debt.

On October 2, 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rates on a portion of its outstanding borrowings. The first swap has a notional amount of $120.0 million and requires the Company to pay 3.88% and allows it to receive 1-month LIBOR. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires the Company to pay 3.07% on the notional amount and allows it to receive 1-month LIBOR. This swap expires on December 31, 2009. The fair value of the interest rate swap agreements were estimated based on Level 2 inputs. The fair values of the swaps represented liabilities of $10.6 million and $2.2 million, respectively, at December 31, 2008. The 1-month LIBOR was set at 0.46% at December 31, 2008.

Foreign Currency Exchange Rate Risk

The Company purchases options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges. As of December 31, 2008, the Company had no foreign currency exchange rate options.

Foreign Currency Hedge

On February 13, 2006, the Company entered into two foreign currency forward contracts with a total notional amount of $190 million to hedge a portion of its investment in 50% of the equity of ARG. The contracts, which expired on June 1, 2006, protected the hedged portion of the Company’s net investment from exposure to large fluctuations in the United States Dollar/Australian Dollar exchange rate. At expiration, excluding the effects of fluctuations in the exchange rate on the Company’s net investment, the Company recorded a loss of $4.3 million from these contracts, which was included in the net gain on the ARG Sale in the second quarter of 2006.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2008, 1,390,026 shares of the Company’s Class B common stock were converted into 1,390,026 shares of the Company’s Class A common stock in connection with a planned sale by a Class B shareholder in compliance with Exchange Act Rule 10b5-1.

The Company announced on February 13, 2007 and August 1, 2007, that its Board of Directors authorized the repurchase of up to 2,000,000 shares and 4,000,000 shares, respectively, of the Company’s Class A common stock, which was in addition to 538,500 shares available for repurchase under a previous authorization in November 2004. The Board granted management the authority to make purchases in any amount and manner legally permissible.

During the years ended December 31, 2007 and 2006, the Company repurchased the following shares:

	Number of Shares Repurchased	Average Cost Per Share
December 31, 2007	6,538,500	$26.81
December 31, 2006	450,000	$24.33

The aggregate cost of these shares is reflected as treasury stock in the Company’s consolidated balance sheet. As of December 31, 2007, the Company had fully exhausted all of its existing authorizations to repurchase shares.

11. EMPLOYEE BENEFIT PROGRAMS:

Employee Bonus Programs

The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $8.2 million, $8.2 million and $4.5 million were awarded under the various performance-based bonus plans in 2008, 2007 and 2006, respectively. In addition, the Company awarded $3.3 million of cash bonuses in connection with the ARG Sale in 2006.

Defined Contribution Plans

Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a before-tax basis. The Company’s contributions to the plan in 2008, 2007 and 2006 were approximately $1.5 million, $1.2 million and $0.9 million, respectively.

The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,792 per year for transportation employees and $1,699 for all other employees. Under the second plan, the Company matches 50%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the employee’s contribution up to a maximum of 3% of gross salary. Company contributions were approximately $0.4 million, $0.4 million and $0.3 million for the years 2008, 2007 and 2006, respectively.

The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $1.7 million, $1.4 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Defined Benefit Plans

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

During the year ended December 31, 2007, the Company froze the pension benefits of substantially all remaining eligible employees (Frozen Participants). As a result, new employees will not be eligible to participate in the plan. Future earnings of the Frozen Participants will not be considered in the computation of benefits. As of December 31, 2008, the total recognized in the Company’s consolidated balance sheet consisted of a $1.3 million pension liability and $0.8 million accumulated other comprehensive loss.

The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s United States subsidiaries. As of December 31, 2008, twenty-six employees were participating and thirteen current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis. As of December 31, 2008, the total recognized in the Company’s consolidated balance sheet consisted of a $3.4 million postretirement benefit liability and less than $0.1 million accumulated other comprehensive loss.

12. INCOME TAXES:

The components of income before income taxes are as follows (dollars in thousands):

	2008	2007	2006
United States	$72,495	$67,627	$49,471
Foreign	25,147	23,168	226,485

Total	$97,642	$90,795	$275,956

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2008, was $47.0 million.

The components of the provision for income taxes are as follows (dollars in thousands):

	2008	2007	2006
United States:
Current
Federal	$5,010	$5,524	$10,099
State	2,588	1,455	1,119
Deferred
Federal	6,630	6,045	3,707
State	868	2,151	2,553

	15,097	15,175	17,478
Foreign:
Current	3,361	6,051	88,222
Deferred	6,452	322	(2,391)

	9,813	6,373	85,831

Total	$24,909	$21,548	$103,309

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation:

	2008	2007	2006
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of ARG Sale	0.0%	-4.1%	4.5%
Effect of foreign impairment charges	0.0%	0.0%	0.8%
Effect of foreign operations	1.0%	-1.9%	-0.2%
State income taxes, net of federal income tax benefit	1.7%	2.2%	0.7%
Benefit of track maintenance credit	-14.0%	-8.6%	-4.2%
Other, net	1.8%	1.1%	0.8%

Effective income tax rate	25.5%	23.7%	37.4%

The track maintenance credit represents 50% of qualified spending during each year, subject to limitation based upon the number of track miles owned or leased at the end of the year, inclusive of those miles acquired during the year. Historically, the Company has incurred sufficient spending to meet the limitation.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes are as follows (dollars in thousands):

	2008	2007
Deferred tax assets:
Accruals and reserves not deducted for tax purposes until paid	$3,766	$3,803
Net operating loss carryforwards	2,288	2,004
Capital loss carryforward	9,204	8,684
Interest rate swaps	4,671	—
Nonshareholder contributions	1,575	—
Deferred compensation	1,782	1,027
Postretirement benefits	1,281	965
Share-based compensation	3,345	2,417
Track maintenance credit	34,325	22,385
Other	750	1,196

	62,987	42,481
Valuation allowance	(10,199)	(8,089)
Deferred tax liabilities:
Property basis difference	(269,858)	(118,946)

Net deferred tax liabilities	$(217,070)	$(84,554)

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

The Company generated $0.9 million and $11.8 million of state net operating loss carryforwards from its United States operations during the years ended December 31, 2008 and 2007, respectively. It is anticipated that the Company will be able to fully utilize these losses prior to expiration. These state net operating losses were generated in multiple states and expire between 2022 and 2028.

As of December 31, 2008 and 2007, the Company had track maintenance credit carryforwards of $34.3 million and $22.4 million, respectively. These tax credit carryforwards will expire between 2026 and 2028.

In 2008, the Company recorded valuation allowances of $1.2 million and $0.9 million in Australia and Canada, respectively, as a result of its assessment that it is more likely than not the underlying tax benefits will not be realized.

In 2007, the Company recorded a valuation allowance of $8.1 million, which represents amounts reserved for a capital loss carryforward of $23.1 million realized as a result of the worthless stock deduction incurred in connection with the liquidation of the Mexican operations. Due to the uncertainty of realizing future capital gains, we have reduced the related deferred tax benefit with a valuation allowance. As of December 31, 2008, $8.1 million of the related deferred tax benefit was subject to a full valuation allowance. The capital loss carryforward will expire in 2012.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions is as follows (dollars in thousands):

	2008	2007
Balance at January 1	$817	$1,030
Increase for tax provisions related to prior years	2,560	—
Reductions for expiration of statute of limitations	(377)	(85)
Increase for tax provisions related to the current year	64	—
Settlements	(31)	—
Reductions for tax positions of prior years	(112)	(128)

Balance at December 31	$2,921	$817

At December 31, 2008, the Company’s liability for uncertain tax positions was $2.9 million, $0.8 million of which would reduce its effective tax rate if recognized. The Company anticipates the liability for uncertain tax positions will decrease by $2.7 million over the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. During the years ended December 31, 2008 and 2007, the Company recognized $1.0 million and less than $0.1 million, respectively, in interest and penalties. As of December 31, 2008 and 2007, the Company had $1.1 million and $0.2 million, respectively, of accrued interest related to such uncertain tax positions.

As of December 31, 2008, the following tax years remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries are subject:

Jurisdiction	Open Tax Year(s)
United States	2005 – 2008
Australia	2006 – 2008
Canada	2003 – 2008
Mexico	2003 – 2008
Netherlands	2008

13. GRANTS FROM GOVERNMENT AGENCIES:

The Company periodically receives grants for the upgrade and construction of rail lines from federal, state and local agencies in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 70% to 100% of the actual cost of specific projects. In total, the Company received $28.6 million, $34.3 million and $4.9 million in 2008, 2007 and 2006, respectively, from such grant programs.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, as defined in the respective

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2008, 2007 and 2006, the Company recorded offsets to depreciation expense from grant amortization of $3.6 million, $2.6 million and $2.5 million, respectively.

14. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

On June 25, 2007, FCCM formally notified the SCT of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. As a result of SCT’s answer in this proceeding, on June 26, 2008, FCCM filed a brief with new arguments. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. On April 30, 2008, the District Court issued a decision upholding the seizure without analyzing the merits of the case. On May 21, 2008, FCCM appealed the decision issued by the District Court, before the Circuit Court in Merida. The Circuit Court has not yet issued a decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of December 31, 2008, there was a net asset of $0.6 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

Meridian & Bigbee Railroad LLC (M&B), the Company’s subsidiary, CSX and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, the Company’s total claims against CSX and KCS under the Haulage Agreement are approximately $6.8 million, which amount could change pending receipt of additional information and resolution of pending legal actions. On April 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On May 5, 2008, KCS filed an answering statement and counterclaims. On August 25, 2008, CSX and KCS alleged that they have suffered damages in an amount exceeding $3.0 million and $0.6 million, respectively, but yet to be finally determined. Arbitration is scheduled for June 2009. The Company plans to vigorously defend itself against the CSX and KCS

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims, which it believes to be without merit, and will pursue insurance recovery as appropriate. Although the Company believes it is entitled to payment for its claims, and that it has meritorious defenses against the counter claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs.

Other

In addition to the lawsuits set forth above, from time to time the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there would exist the possibility of a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

15. STOCK-BASED COMPENSATION PLANS:

The Compensation Committee has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for the issuance of Class A common stock-based awards to the Company’s employees through the Company’s Amended and Restated 2004 Omnibus Incentive Plan (the Plan). The Plan allows for the issuance of up to 3,687,500 Class A common shares for awards, which include stock options, restricted stock, and restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest based on three years of continuous service and equity grants for directors vest over their respective remaining term as of the date of grant. Stock-based awards generally have 5-year contractual terms. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards.

Any shares of Common Stock that were available for issuance under the predecessor plans (Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors) as of May 12, 2004, plus any shares which expire, are terminated or cancelled, are deemed available for issuance or reissuance under the Plan. As of December 31, 2008, the Plan had a total of 4,786,304 shares authorized for issuance, including 1,098,804 shares under predecessor plans and 3,687,500 shares pursuant to the most recent Plan amendment. At December 31, 2008, there remained 1,999,978 Class A shares available for future issuance under the Plan.

A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Shares	Wtd. Avg. Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	2,276,851	$22.93
Granted	398,239	38.84
Exercised	(611,764)	14.20
Expired	(3,456)	18.02
Forfeited	(36,966)	33.81

Outstanding at end of year	2,022,904	28.52	2.7 Years	$8,036

Exercisable at end of year	1,203,909	24.22	2.0 Years	$7,832

Weighted average fair value of options outstanding		$8.26

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of options granted during the years 2008, 2007 and 2006 was $11.10, $8.62 and $8.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $14.5 million, $4.6 million and $15.9 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0 – $ 8.60	15,189	1.1 Years	$2.75	15,189	$2.75
8.60 – 12.90	20,250	4.5 Years	9.73	20,250	9.73
12.90 – 17.20	424,974	1 Year	16.24	424,974	16.24
17.20 – 21.50	49,576	1 Year	19.15	49,576	19.15
21.50 – 25.80	1,500	1.9 Years	22.41	1,500	22.41
25.80 – 30.09	397,879	2.5 Years	29.19	255,708	29.26
30.09 – 34.39	728,624	3.0 Years	31.56	436,712	31.02
34.39 – 38.69	24,604	4.1 Years	34.89	—	—
38.69 – 42.99	360,308	4.4 Years	39.12	—	—

0 – 42.99	2,022,904	2.7 Years	$28.52	1,203,909	$24.22

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. There are six input variables to the Black-Scholes model: stock price, strike price, volatility, term, risk free interest rate and dividend yield. Both the stock price and strike price inputs are the closing stock price on the date of grant. The assumption for expected future volatility is based on an analysis of historical volatility of the Company’s Class A common stock and adjusted to reflect future expectations. The expected term of options is derived from the vesting period of the award, as well as historical exercise data, and represents the period of time that options granted are expected to be outstanding. The expected risk-free rate is calculated using the United States Treasury yield curve over the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of not paying cash dividends on its common stock. The Company uses historical data, as well as management’s current expectations, to estimate forfeitures.

The following weighted-average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 using the Black-Scholes option pricing model:

	2008	2007	2006
Risk-Free interest rate	2.52%	4.82%	4.95%
Expected dividend yield	0%	0%	0%
Expected term (in years)	3.40	3.30	3.00
Expected volatility	35%	28%	34%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair value
Non-vested at January 1, 2008	913,930	$8.01
Granted	398,239	11.10
Vested	(456,208)	7.43
Forfeited	(36,966)	9.49

Non-vested at December 31, 2008	818,995	$9.77

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

The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant. The following table summarizes the Company’s restricted stock and restricted stock unit activity for the year ended December 31, 2008:

	Number of Shares	Weighted-Average Fair Value Granted During Year
Non-vested at January 1, 2008	120,834	$28.84
Granted	49,769	39.14
Vested	(62,992)	26.77
Forfeited	(3,332)	33.30

Non-vested at December 31, 2008	104,279	$34.86

The weighted-average grant date fair value of restricted stock and restricted stock units during the years ended December 31, 2008, 2007 and 2006 was $39.14, $32.07 and $29.80, respectively. The total intrinsic value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006, was $2.5 million, $1.8 million and $1.3 million, respectively.

For the year ended December 31, 2008, compensation cost from equity awards was $5.7 million. The total compensation cost related to non-vested awards not yet recognized was $7.8 million as of December 31, 2008, which will be recognized over the next three years with a weighted-average period of one year. The total income

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax benefit recognized in the consolidated income statement for equity awards was $1.7 million for the year ended December 31, 2008.

For the year ended December 31, 2007, compensation cost from equity awards was $5.4 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.5 million for the year ended December 31, 2007.

For the year ended December 31, 2006, compensation cost from equity awards was $8.5 million. Of the $8.5 million compensation cost, $2.7 million was attributable to stock option awards that were part of the transaction bonuses related to the ARG Sale in the quarter ended June 30, 2006, and $1.2 million was attributable to the unintentional accounting errors associated with the use of incorrect measurement dates for certain grants, as discussed above. The total income tax benefit recognized in the consolidated income statement from equity awards was $2.1 million for the year ended December 31, 2006.

The total tax benefit realized from the exercise of equity awards was $3.1 million, $1.9 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At December 31, 2008, 125,244 shares had been purchased under this plan. In accordance with SFAS 123R, the Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in each if the years ended December 31, 2008, 2007 and 2006.

16. GEOGRAPHIC AREA INFORMATION:

The Company has various operating regions that manage its various railroad lines. However, each region has similar characteristics so they have been aggregated into one segment. Long-lived assets include property and equipment, intangible assets and other assets and are attributed to countries based on physical location. Summarized financial information for each geographic area is as follows (dollars in thousands):

Geographic Data

	For the Years Ended December 31,
	2008		2007		2006
Operating revenues:
United States	$422,883	70.2%	$364,413	70.6%	$348,608	77.4%
Australia	114,161	19.0%	93,287	18.1%	46,520	10.3%
Canada	54,835	9.1%	58,467	11.3%	55,555	12.3%
Netherlands	10,105	1.7%	—	0.0%	—	0.0%

Total operating revenues	$601,984	100.0%	$516,167	100.0%	$450,683	100.0%

	December 31,
	2008		2007
Long-lived assets located in:
United States	$1,094,376	88.3%	$684,171	83.0%
Canada	73,086	5.9%	86,800	10.5%
Australia	61,714	5.0%	53,402	6.5%
Netherlands	9,839	0.8%	—	0.0%

Total long-lived assets	$1,239,015	100.0%	$824,373	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. QUARTERLY FINANCIAL DATA (Unaudited):

Quarterly Results

(dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Operating revenues	$140,681	$152,715	$159,432	$149,156
Income from operations	21,306	29,675	34,566	30,384
Income from continuing operations	11,236	16,126	20,067	25,303
(Loss) income from discontinued operations, net of tax	(839)	(735)	1,087	(14)
Net income	10,397	15,391	21,154	25,289

Diluted earnings per common share from continuing operations	$0.31	$0.44	$0.55	$0.70
Diluted (loss) income per common share from discontinued operations	(0.02)	(0.02)	0.03	—

Diluted earnings per common share	$0.29	$0.42	$0.58	$0.70

2007
Operating revenues	$125,107	$125,294	$131,224	$134,542
Income from operations	23,386	21,314	29,661	22,467
Income from continuing operations	16,083	15,601	23,039	14,524
Loss from discontinued operations, net of tax	(1,763)	(4,858)	(6,873)	(578)
Net income	14,320	10,743	16,166	13,946

Diluted earnings per common share from continuing operations	$0.38	$0.39	$0.60	$0.40
Diluted loss per common share from discontinued operations	(0.04)	(0.12)	(0.18)	(0.02)

Diluted earnings per common share	$0.34	$0.27	$0.42	$0.39

The first quarter of 2008 included: (i) $1.8 million after-tax loss as a result of severe winter weather in Canada and Illinois, (ii) $0.6 million after-tax impact from acquisition-related expenses, (iii) $0.5 million after-tax legal settlement expense from a claim in the 1990s, and (iv) $0.3 million after-tax gains from the sale of assets.

The second quarter of 2008 included: (i) $1.3 million after-tax gains from the sale of assets and (ii) $0.3 million after tax gain from an insurance recovery.

The third quarter of 2008 included: (i) $0.8 million after-tax gains from the sale of assets and (ii) $0.5 million net tax benefit associated with the filing of the Company’s 2007 United States federal income tax return.

The fourth quarter of 2008 included: (i) $2.7 million after-tax gains from the sale of assets, (ii) $1.3 million after-tax charge from acquisition-related expenses, (iii) $6.5 million tax benefit for the retroactive impact of the extension of the United States short line tax credit, and (iv) $2.8 million additional net tax benefit, with $4.8 million benefit related to the impact of acquisitions on the Company’s consolidated deferred tax position, partially offset by deferred tax valuation allowances of $2.0 million in Canada and Australia.

The first quarter of 2007 included a $0.4 million after-tax expense as a result of a tunnel fire in Oregon.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The second quarter of 2007 included: (i) $0.2 million after-tax gains from the sale of assets and (ii) $0.5 million net tax benefit associated with the ARG Sale.

The third quarter of 2007 included: (i) $3.3 million after-tax gains from the sale of assets and (ii) $3.2 million net tax benefit associated with the ARG Sale.

The fourth quarter of 2007 included: (i) $0.6 million net tax benefit due to a Canadian tax rate change, (ii) $0.5 million after-tax gains from the sale of assets, and (iii) $0.4 million after-tax impact from acquisition-related expenses.

18. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Net Income	$72,231	$55,175	$134,003
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31,091)	15,178	1,503
Sale of ARG investment (recognized gain from foreign currency translation)	—	—	(22,755)
Impairment of Mexico investment (recognized loss from foreign currency translation)	—	5,426	—
Net unrealized (loss) income on qualifying cash flow hedges, net of tax (benefit) provision of ($4,671), $19 and $60, respectively	(8,214)	43	120
Net unrealized income on qualifying cash flow hedges of Australian Railroad Group, net of tax provision of $710	—	—	1,656
Changes in pension and other postretirement benefit, net of tax (benefit) provision of ($221), $324 and ($28), respectively	(388)	602	(52)

Comprehensive income	$32,538	$76,424	$114,475

Accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of December 31, 2008 and December 31, 2007, respectively (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balances, December 31, 2007	$25,741	$(81)	$—	$25,660
Current period change	(31,091)	(388)	(8,214)	(39,693)

Balances, December 31, 2008	$(5,350)	$(469)	$(8,214)	$(14,033)

The change in the foreign currency translation adjustment for the year ended December 31, 2008, related to the Company’s operations with a functional currency in Australian dollars, Canadian dollars and Euros.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Taxes Paid

	2008	2007	2006
Cash paid during the year for (dollars in thousands):
Interest paid, net	$20,680	$15,142	$17,397
Income taxes	$11,256	$104,491	$6,012

Income taxes paid in 2007 included Australian taxes for the ARG Sale totaling $95.6 million.

Significant Non-Cash Investing Activities

The Company had outstanding grant receivables from governmental agencies for capital expenditures of $9.2 million and $11.3 million as of December 31, 2008 and 2007, respectively. At December 31, 2008, approximately $12.5 million of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.

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

As a result of these and other actions, the Company recorded a pre-tax loss in the year-ended December 31, 2007, of $25.4 million, including non-cash charges of $15.0 million. The non-cash charges included $8.9 million related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment in Mexico and FCCM’s reported earnings since 1999. This pre-tax loss was partially offset by a United States tax benefit of $11.3 million, primarily related to worthless stock and bad debt deductions to be claimed in the Company’s consolidated income tax return in the United States. The Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies to recover its operating assets. See Note 14 for additional information regarding these actions and legal remedies. As of December 31, 2008, there was a net asset of $0.6 million remaining on the Company’s balance sheet associated with its Mexican operations.

In November 2008, the Company entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis) for a sale price of approximately $2.4 million. At that time, Viablis paid a deposit of $0.5 million on the purchase price of FCCM subject to certain conditions of the sale contract. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The operating results of the Mexican operations classified as discontinued operations in the Consolidated Statement of Operations are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Operating Revenues	$—	$14,621	$28,163

Loss from discontinued operations before income taxes	(1,638)	(25,406)	(37,587)
Tax (benefit) provision	(1,137)	(11,334)	1,057

Loss from discontinued operations, net of tax	$(501)	$(14,072)	$(38,644)

The benefit for income taxes for the year ended December 31, 2008, was primarily due to tax deductions identified in conjunction with the filing of the Company’s 2007 United States federal income tax return. These tax deductions represented $0.9 million in deferred income tax assets, which were previously fully offset by a valuation allowance. Accordingly, the Company reduced the related valuation allowance during the period.

As a result of ceasing its Mexican rail operations and initiating formal liquidation proceedings during 2007, the Company recorded a net United States tax benefit of $11.3 million within loss from discontinued operations in the year ended December 31, 2007. As of December 31, 2008, $8.1 million of the related deferred tax benefit was subject to a full valuation allowance.

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

	December 31, 2008	December 31, 2007
Cash and cash equivalents	$641	$217
Accounts receivable, net	—	815
Prepaid expenses and other	994	1,053
Property and equipment, net	41	128

Current assets of discontinued operations	$1,676	$2,213

Accounts payable	$227	$651
Accrued expenses	894	3,223
Other liabilities	—	45

Current liabilities of discontinued operations	$1,121	$3,919

On June 8, 2007, the Company entered into an assignment agreement with International Finance Corporation (IFC) and Nederlandse Financierings–Maatschappij voor Ontwikkelingslanden N.V. (FMO), pursuant to which, among other things, (i) IFC and FMO demanded payment of, and the Company paid, approximately $7.0 million due under a guarantee agreement related to certain amended loan agreements and promissory notes of the Company’s Mexican subsidiaries (collectively, the Loan Agreements) and (ii) the Company purchased and assumed the remaining loan amount outstanding under the Loan Agreements for a price equal to the principal balance plus accrued interest, or approximately $7.3 million. As a result, the Company recorded a $0.6 million interest charge due to the recognition of previously deferred financing fees related to the Loan Agreements during the year ended December 31, 2007.

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

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted SFAS 157 on January 1, 2008, and it did not have a material impact on its consolidated financial statements. However, the Company has not applied the provisions

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the standard to its property and equipment, goodwill and certain other assets, which are measured at fair value for impairment assessment, nor to any business combinations. The Company will apply the provisions of the standard to these assets and liabilities beginning January 1, 2009, as required by FSP FAS 157-2. The adoption of SFAS 157 for nonfinancial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R retains the fundamental requirements of the original pronouncement requiring that the acquisition method be used for all business combinations. SFAS 141R defines the acquirer, establishes the acquisition date and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS 141R also requires acquisition-related costs to be expensed as incurred and changes in the amount of acquired tax attributes to be included in the Company’s results of operations. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption of SFAS 141R is prohibited. The provisions of SFAS 141R are effective for the Company for all business combinations with an acquisition date on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 expands disclosure about an entity’s derivative instruments and hedging activities, but does not change the scope of SFAS 133. SFAS 161 requires increased qualitative disclosures about objectives and strategies of using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-5, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-5), which is effective for reporting periods ending after November 15, 2008. This FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Company adopted FSP 133-1 and FIN 45-5 on December 31, 2008, and it did not have an impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FAS 132R-1), which is effective for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The Company does not expect the adoption of FSP 132R-1 to have a material impact our consolidated financial statements.

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