Form 10-Q
period 2009-03-31
GENESEE & WYOMING INC
filed 2009-05-07
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically or posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on May 1, 2009:

Class	Number of Shares Outstanding
Class A Common Stock	33,572,010
Class B Common Stock	2,558,790

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 and DECEMBER 31, 2008

(in thousands, except share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,134	$31,693
Accounts receivable, net	109,127	120,874
Materials and supplies	7,272	7,708
Prepaid expenses and other	12,019	12,270
Current assets of discontinued operations	1,530	1,676
Deferred income tax assets, net	18,101	18,101

Total current assets	179,183	192,322

PROPERTY AND EQUIPMENT, net	995,735	998,995
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,987	4,986
GOODWILL	151,624	150,958
INTANGIBLE ASSETS, net	222,072	223,442
OTHER ASSETS, net	16,540	16,578

Total assets	$1,570,141	$1,587,281

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,007	$26,034
Accounts payable	107,404	124,162
Accrued expenses	35,274	37,903
Current liabilities of discontinued operations	980	1,121
Deferred income tax liabilities, net	2	192

Total current liabilities	170,667	189,412

LONG-TERM DEBT, less current portion	525,788	535,231
DEFERRED INCOME TAX LIABILITIES, net	239,157	234,979
DEFERRED ITEMS - grants from outside parties	113,934	113,302
OTHER LONG-TERM LIABILITIES	27,073	34,943
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 45,900,478 and 45,830,569 shares issued and 33,505,077 and 33,435,168 shares outstanding (net of 12,395,401 shares in treasury) on March 31, 2009 and December 31, 2008	459	458
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,558,790 and 2,585,152 shares issued and outstanding on March 31, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	216,580	214,356
Retained earnings	493,545	479,598
Accumulated other comprehensive loss	(16,098)	(14,033)
Less treasury stock, at cost	(202,342)	(202,342)

Total Genesee & Wyoming Inc. stockholders’ equity	492,170	478,063
Noncontrolling interest	1,352	1,351

Total equity	493,522	479,414

Total liabilities and equity	$1,570,141	$1,587,281

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES	$138,458	$140,681
OPERATING EXPENSES:
Transportation	43,129	47,856
Maintenance of ways and structures	13,433	12,968
Maintenance of equipment	17,108	17,941
Diesel fuel sold to third parties	3,389	8,567
General and administrative	24,032	23,394
Net gain on sale of assets	(239)	(550)
Depreciation and amortization	11,506	9,199

Total operating expenses	112,358	119,375

INCOME FROM OPERATIONS	26,100	21,306

Interest income	182	585
Interest expense	(7,180)	(3,909)
Other income, net	42	98

Income from continuing operations before income taxes	19,144	18,080
Provision for income taxes	5,163	6,819

Income from continuing operations, net of tax	13,981	11,261
Loss from discontinued operations, net of tax	(33)	(839)

Net income	13,948	10,422
Less: Net income attributable to noncontrolling interest	(1)	(25)

Net income attributable to Genesee & Wyoming Inc.	$13,947	$10,397

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.42	$0.36
Basic loss per common share from discontinued operations	—	(0.03)

Basic earnings per common share	$0.42	$0.33

Weighted average shares - Basic	33,467	31,498

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$0.38	$0.31
Diluted loss per common share from discontinued operations	—	(0.02)

Diluted earnings per common share	$0.38	$0.29

Weighted average shares - Diluted	36,370	36,033

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,948	$10,422
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	33	839
Depreciation and amortization	11,506	9,199
Compensation cost related to equity awards	1,564	1,338
Excess tax benefit from share-based compensation	(10)	(845)
Deferred income taxes	2,240	2,826
Net gain on sale of assets	(239)	(550)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	5,253	(2,994)
Materials and supplies	368	(268)
Prepaid expenses and other	175	594
Accounts payable and accrued expenses	(9,264)	(12,716)
Other assets and liabilities, net	(42)	256

Net cash provided by operating activities from continuing operations	25,532	8,101
Net cash used in operating activities from discontinued operations	(411)	(776)

Net cash provided by operating activities	25,121	7,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,701)	(15,664)
Grant proceeds from outside parties	3,771	10,360
Cash paid for acquisitions, net of cash acquired	(5,780)	(3,613)
Proceeds from disposition of property and equipment	3,631	1,897

Net cash used in investing activities	(19,079)	(7,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(76,671)	(30,058)
Proceeds from issuance of long-term debt	69,000	17,500
Net proceeds from employee stock purchases	660	2,353
Excess tax benefit from share-based compensation	10	845

Net cash used in financing activities	(7,001)	(9,360)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	242	1,067

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	158	41

DECREASE IN CASH AND CASH EQUIVALENTS	(559)	(7,947)
CASH AND CASH EQUIVALENTS, beginning of period	31,693	46,684

CASH AND CASH EQUIVALENTS, end of period	$31,134	$38,737

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and accordingly do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2009 and 2008, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2008 was derived from the audited financial statements in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2009 presentation.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160), on January 1, 2009. SFAS 160 requires the reporting of noncontrolling (minority) interests as a component of equity, separately identifying net income attributable to the parent and noncontrolling interest in the income statement, accounting for changes in a parent’s ownership interest while it retains a controlling interest as equity transactions, and initially measuring at fair value any retained noncontrolling equity investment upon the deconsolidation of a subsidiary. The Company’s subsidiary, Maryland Midland Railway, Inc. (Maryland Midland), has a 12.6% noncontrolling minority interest. As a result of the adoption of SFAS 160, the Company reclassified $1.4 million from minority interest liability to noncontrolling interest in equity in the consolidated balance sheets. Additionally, income attributable to the noncontrolling interest was reclassified from other income and presented separately in the consolidated income statements. While SFAS 160 requires reconciliation of equity from the beginning of the current fiscal year to the balance sheet date, as well as for the comparative periods presented in each quarterly and annual filing, the Company did not present an equity reconciliation in the consolidated statements as the noncontrolling interest is not material to the Company.

2. CHANGES IN OPERATIONS:

United States

Ohio Central Railroad System: On October 1, 2008, the Company acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.8 million was paid in the first quarter of 2009 to reflect adjustments for working capital. In addition, the Company placed $7.5 million of contingent consideration into escrow for payment to the seller by October 1, 2009, upon satisfaction of certain conditions. Any amounts paid will be recorded as an additional cost of the acquisition when the contingency is resolved. The Company has included 100% of the value of OCR’s net assets in its consolidated balance sheet since October 1, 2008.

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

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, the Company also paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, the Company agreed to pay additional contingent consideration of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition when the contingency is resolved. The Company has included 100% of the value of CAGY’s net assets in its consolidated balance sheet since May 30, 2008.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, the Company agreed to pay contingent consideration of up to €1.8 million (or $2.3 million at the March 31, 2009 exchange rate), of which €0.8 million (or $1.0 million) was accrued and recorded as additional cost of the acquisition at December 31, 2008, and was paid in the first quarter of 2009. The remaining €1.0 million (or $1.3 million at the March 31, 2009 exchange rate) is payable over the next two years and will be recorded as additional cost of the acquisition when the contingencies are resolved. The Company has included 100% of the value of RRF’s net assets in its consolidated balance sheet since April 8, 2008.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed was finalized during the fourth quarter of 2008 for CAGY and RRF. The allocation of purchase price to the assets acquired and liabilities assumed has not been finalized for OCR or Georgia Southwestern. The purchase price allocation for these acquisitions will be finalized in the second quarter of 2009 upon the completion of fair value analyses. During the first quarter of 2009, there were no material adjustments made to the initial allocation of purchase price for OCR or Georgia Southwestern. The following table summarizes selected financial data for the opening balance sheets of the OCR and Georgia Southwestern acquisitions as of March 31, 2009 (dollars in thousands):

	OCR	Georgia Southwestern
Purchase Price Allocations:
Cash	$2,757	$364
Other current assets	6,845	748
Property and equipment	224,119	24,480
Intangible assets	32,490	—
Goodwill	60,728	4,754
Other assets	560	—

Total assets	327,499	30,346

Current liabilities	9,404	1,159
Long-term debt, including current portion	12,793	5,317
Deferred tax liabilities, net	85,026	6,806

Total liabilities	107,223	13,282

Net assets	$220,276	$17,064

Intangible Assets:
Track access agreements	$32,490	$—
Amortization Period	46 Years	—

The deferred tax liabilities in the purchase price allocations are primarily driven by temporary differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable to other periods. Also, the Company has completed and entered into a number of transactions recently which have changed and will change its results of operations. Because of variations in the structure, timing and size of these transactions, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Certain of the Company’s railroads have commodity shipments which are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australia grain).

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three months ended March 31, 2008, as if the CAGY and OCR acquisitions were consummated at the beginning of the year 2008. The following pro forma combined financial statements do not include adjustments for any potential operating efficiencies, cost savings from expected synergies, the impact of conforming to the Company’s accounting policies or the impact of derivative instruments that the Company may elect to use to mitigate interest rate risk with the incremental borrowings used to fund the acquisitions (dollars in thousands, except per share amounts):

March 31, 2008
Operating revenues	$159,347
Net income attributable to Genesee & Wyoming Inc.	$11,296

Earnings per common share attributable to
Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.39
Diluted earnings per common share from continuing operations	$0.34

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

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Numerator:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$13,980	$11,236
Loss from discontinued operations, net of tax	(33)	(839)

Net income	$13,947	$10,397

Denominators:
Weighted average Class A common shares outstanding - Basic	33,467	31,498
Weighted average Class B common shares outstanding	2,575	3,975
Dilutive effect of employee stock grants	328	560

Weighted average shares - Dilutive	36,370	36,033

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$0.42	$0.36
Loss per common share from discontinued operations	—	(0.03)

Earnings per common share	$0.42	$0.33

Diluted:
Earnings per common share from continuing operations	$0.38	$0.31
Loss per common share from discontinued operations	—	(0.02)

Earnings per common share	$0.38	$0.29

For the three months ended March 31, 2009 and 2008, a total of 1,488,187 and 1,148,431 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the exercise prices for those stock options exceeded the average market price for the Company’s common stock for the respective period.

4. ACCOUNTS RECEIVABLE:

Receivables consisted of the following at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Accounts receivable - trade	$104,992	$114,631
Accounts receivable - grants	7,403	9,150

Total accounts receivable	112,395	123,781
Less: allowance for doubtful accounts	(3,268)	(2,907)

Accounts receivable, net	$109,127	$120,874

The Company’s business is subject to credit risk. There is risk that a customer will fail to meet its obligations when due. Customers and counterparties that owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failures and other reasons. Although the

Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties, default risk may arise from events or circumstances that are difficult to detect or foresee. As a result, unexpected credit exposures could adversely affect the collectability of the Company’s outstanding accounts receivable and the Company’s operating results, financial condition and liquidity.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 specifies the following three-level hierarchy of valuation inputs established to increase consistency, clarity and comparability in fair value measurements and related disclosures:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). The FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require the SFAS 107 disclosures in summarized financial information provided for interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for the periods ending after March 15, 2009. The Company adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 for the period ending March 31, 2009.

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

•

Derivative instruments: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of March 31, 2009, the Company’s derivative financial instruments consisted solely of interest rate swap agreements. The Company estimates the fair value of its interest rate swap agreements based on Level 2 valuation inputs. See Note 6, Derivative Financial Instruments, for a discussion of the fair value of the Company’s interest rate swap agreements.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs (dollars in thousands):

	March 31, 2009 Fair Value	December 31, 2008 Fair Value
Financial liabilities carried at fair value
Interest rate contracts	$12,113	$12,885

Total financial liabilities carried at fair value	$12,113	$12,885

The Company’s financial instruments are carried at historical cost. The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments (dollars in thousands):

	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost
Senior Notes, Series 2004-A 4.85%	$75,000	$69,693	$75,000	$69,735
Senior Notes, Series 2005-B 5.36%	100,000	88,181	100,000	88,423
Senior Notes, Series 2005-C Libor + 0.70%	25,000	21,230	25,000	20,998
Revolving Credit Facility	88,000	76,716	89,000	76,653
United States Term Loan	234,000	208,417	240,000	212,385
Canadian Term Loan	24,095	21,461	25,458	22,529
Other Debt	6,700	5,959	6,807	6,807

Total	$552,795	$491,657	$561,265	$497,530

6. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161), on January 1, 2009, which enhances the disclosure requirements about an entity’s derivative instruments and hedging activities. The expanded disclosure required by SFAS 161 is presented below.

The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company designates derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. As the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of operations on the same line as the hedged item. In addition, the portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings on the same line item as the hedged item.

The Company’s derivatives are recorded in the consolidated balance sheets at fair value in prepaid expenses and other assets, net, accrued expenses or other long-term liabilities. The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the periods it no longer qualifies as a hedge.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive (loss) income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.

On October 2, 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rates on a portion of its outstanding borrowings. The first swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. This swap expires on

September 30, 2013. The second swap has a notional amount of $100.0 million and requires the Company to pay a fixed rate of 3.07% on the notional amount. This swap expires on December 31, 2009. In return, the Company receives 1-month LIBOR on the notional amounts of the swaps, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. The fair value of these interest rate swap agreements was estimated based on Level 2 inputs. The Company’s effectiveness testing as of March 31, 2009, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into income.

The following table presents the impact of derivative instruments and their location within the unaudited consolidated balance sheets (dollars in thousands):

	Fair Value of Derivative Instruments
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133

Interest rate contract	Accrued expenses	$1,841	Other long-term liabilities	$2,240
Interest rate contract	Other long-term liabilities	10,272	Other long-term liabilities	10,645

Total Derivatives		$12,113		$12,885

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended March 31, 2009, was 27.0% compared with 37.7% in the three months ended March 31, 2008. The decrease in 2009 was primarily attributable to an extension of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on October 3, 2008.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The extension was retroactive to January 1, 2008 and expires on December 31, 2009. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified spending during each year, subject to limitation based upon the number of track miles owned or leased at the end of the year, inclusive of miles acquired during the year. Historically, the Company has incurred sufficient spending to meet the limitation.

8. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

On June 25, 2007, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. As a result of SCT’s answer in this proceeding, on June 26, 2008, FCCM filed a brief with new arguments. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District

Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. On April 30, 2008, the District Court issued a decision upholding the seizure without analyzing the merits of the case. On May 21, 2008, FCCM appealed the decision issued by the District Court, before the Circuit Court in Merida. On March 31, 2009, the Circuit Court confirmed the decision issued by the District Court. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of March 31, 2009, there was a net asset of $0.6 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

Meridian & Bigbee Railroad LLC (M&B), the Company’s subsidiary, CSX Transportation, Inc. (CSX) and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, the Company’s total claims against CSX and KCS under the Haulage Agreement are approximately $6.8 million, which amount could change pending receipt of additional information and resolution of pending legal actions. On April 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On May 5, 2008, KCS filed an answering statement and counterclaims. On August 25, 2008, CSX and KCS alleged that they have suffered damages in an amount exceeding $3.0 million and $0.6 million, respectively, but yet to be finally determined. Arbitration is scheduled for June 2009. The Company plans to vigorously defend itself against the CSX and KCS claims, which it believes to be without merit, and will pursue insurance recovery as appropriate. Although the Company believes it is entitled to payment for its claims, and that it has meritorious defenses against the counter claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling or an unexpected assessment of damages could have a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the determination occurs.

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

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Net Income	$13,948	$10,422
Other comprehensive income:
Foreign currency translation adjustments	(2,571)	753
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $280	492	—
Changes in pension and other postretirement benefits, net of tax provision of $8 and $24, respectively	14	45

Comprehensive income	11,883	11,220
Comprehensive income attributable to noncontrolling interest	(1)	(25)

Comprehensive income attributable to Genesee & Wyoming Inc.	$11,882	$11,195

The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans, net of tax	Net Unrealized Gains on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Loss
Balance, December 31, 2008	$(5,350)	$(469)	$(8,214)	$(14,033)
Current period change	(2,571)	14	492	(2,065)

Balance, March 31, 2009	$(7,921)	$(455)	$(7,722)	$(16,098)

The change in the foreign currency translation adjustment for the three months ended March 31, 2009, related to the Company’s operations with a functional currency in Australian dollars, Canadian dollars and Euros.

10. DISCONTINUED OPERATIONS:

In October 2005, the Company’s wholly-owned subsidiary, FCCM, was struck by Hurricane Stan and sustained significant damage. During the third quarter of 2007, FCCM ceased its operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The SCT contested FCCM’s resignation of its 30-year concession from the Mexican government and seized substantially all of FCCM’s operating assets in response to the resignation. Although the Company wrote off these assets in 2007, the Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies. See Note 8 for additional information regarding these actions and legal remedies. As of March 31, 2009, there was a net asset of $0.6 million remaining on the Company’s balance sheet associated with its Mexican operations.

In November 2008, the Company entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis, S.A. de C.V. (Viablis). At that time, Viablis paid a deposit toward the purchase price of FCCM subject to certain conditions of the sale contract. Completion of the sale transaction is subject to customary closing conditions, as well as the final negotiation with Viablis and the SCT of a mutually acceptable transfer of the concession granted by the Mexican government to Viablis and related undertakings. It is not yet possible to determine when or if these closing conditions will be satisfied.

Having met the criteria outlined in SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the assets and liabilities of FCCM and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios), were classified as discontinued operations in the Company’s Consolidated Balance Sheet at March 31, 2009 and December 31, 2008. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the consolidated balance sheets were as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$483	$641
Prepaid expenses and other	1,008	994
Property and equipment, net	39	41

Current assets of discontinued operations	$1,530	$1,676

Accounts payable	$154	$227
Accrued expenses	826	894

Current liabilities of discontinued operations	$980	$1,121

The Company’s Mexican operations described above are presented as discontinued operations and its operations are, therefore, excluded from continuing operations in accordance with SFAS 144. The operations and cash flows of FCCM are being eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations of FCCM.

The operating results of the Mexican operations classified as discontinued operations in the Consolidated Statement of Operations were as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Operating Revenues	$—	$—

Loss from discontinued operations before income taxes	(35)	(851)
Tax benefit	(2)	(12)

Loss from discontinued operations, net of tax	$(33)	$(839)

11. RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted SFAS 157 for its financial assets and liabilities on January 1, 2008, and it did not have a material impact on its consolidated financial statements. On January 1, 2009, the Company adopted SFAS 157 for all of its nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, and it did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which addresses whether unvested instruments granted in share-based payment transactions are participating securities and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FSP requires all prior period EPS data to be adjusted retrospectively to conform to the provisions of this FSP. The Company adopted FSP EITF 03-6-1 on January 1, 2009, and it did not have an impact on the Company’s calculation of EPS.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1), which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination as set forth in SFAS 141R. This FSP requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP SFAS 141R-1 as appropriate to its future business combinations with an acquisition date on or after January 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2008 Annual Report on Form 10-K.

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, those noted in our 2008 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia and the Netherlands and own a minority interest in a railroad in Bolivia. Our operations currently include 63 railroads organized in nine regions, with more than 6,800 miles of owned and leased track and approximately 3,100 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income attributable to Genesee & Wyoming Inc. (GWI) in the three months ended March 31, 2009, was $13.9 million, compared with net income attributable to GWI of $10.4 million in the three months ended March 31, 2008. Our diluted earnings per share (EPS) attributable to our common stockholders in the three months ended March 31, 2009, were $0.38 with 36.4 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.29 with 36.0 million weighted average shares outstanding in the three months ended March 31, 2008.

Income from continuing operations attributable to our common stockholders in the three months ended March 31, 2009, was $14.0 million, compared with income from continuing operations attributable to our common stockholders of $11.2 million in the three months ended March 31, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended March 31, 2009, was $0.38 with 36.4 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.31 with 36.0 million weighted average shares outstanding in the three months ended March 31, 2008. Our results in the three months ended March 31, 2009, benefited $0.05 per diluted share from the positive impact of the United States railroad track maintenance credit, known as the Short Line Tax Credit, which in is effect through 2009. Primarily as a result of the Short Line Tax Credit, our effective income tax rate on our continuing operations decreased from 37.7% in the first quarter of 2008 to 27.0% in the first quarter of 2009.

Operating revenues in the three months ended March 31, 2009, were $138.5 million, compared with $140.7 million in the three months ended March 31, 2008. The decrease in our revenues was due to a decrease of $23.4 million, or 16.6%, in revenues from existing operations, partially offset by $21.2 million in revenues from recent acquisitions, Rotterdam Rail Feeding B.V. (RRF), CAGY Industries, Inc. (CAGY), Ohio Central Railroad System (OCR) and Georgia Southwestern Railroad, Inc. (Georgia Southwestern). The decrease in revenues from existing operations included an $8.4 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar and a $5.5 million decrease due to a decline in third-party fuel sales.

When we discuss revenues from existing operations, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions). Freight revenues from existing operations decreased $14.6 million, or 16.6%, in the three months ended March 31, 2009, compared with the three months ended March 31, 2008. Freight revenues from existing operations were reduced by $4.7 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, a decrease in average freight revenues per carload of 9.1% and an 8.3% decrease in carloads. Non-freight revenues from existing operations decreased $8.8 million, or 16.6%, in the three months ended March 31, 2009, compared with the three months ended March 31, 2008, primarily due to the depreciation of the Australian and Canadian dollars relative to the United States dollar and a decline in third-party fuel sales.

Our operating ratio was 81.1% in the three months ended March 31, 2009, compared with an operating ratio of 84.9% in the three months ended March 31, 2008. Operating expenses were $112.4 million in the three months ended March 31, 2009, compared with $119.4 million in the three months ended March 31, 2008, a decrease of $7.0 million, or 5.9%. The decrease in operating expenses was attributable to a decrease of $22.0 million from existing operations, partially offset by $15.0 million from new operations.

During the three months ended March 31, 2009, we generated $25.5 million in cash from operating activities from continuing operations, which included $3.5 million used for working capital. We purchased $20.7 million of property and equipment, received $0.1 million in cash from government grants for capital spending completed in 2009 and $3.7 million in cash from government grants for capital spending completed in prior years. We paid $4.8 million for the final working capital adjustment related to the October 2008 acquisition of OCR and $1.0 million (or €0.8 million) of contingent consideration related to our April 2008 acquisition of RRF. We received $3.6 million in cash from the sale of assets.

Changes in Operations

United States

Ohio Central Railroad System: On October 1, 2008, we acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as OCR for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.8 million was paid in the first quarter of 2009 to reflect adjustments for working capital. In addition, we placed $7.5 million of contingent consideration into escrow for payment to the seller on October 1, 2009 upon satisfaction of certain conditions. Any amounts paid will be recorded as an additional cost of the acquisition when the contingency is resolved. We have included 100% of the value of OCR’s net assets in our consolidated balance sheet since October 1, 2008.

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

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, we paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, we agreed to pay contingent consideration of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition when the contingency is resolved. We have included 100% of the value of CAGY’s net assets in our consolidated balance sheet since May 30, 2008.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, we acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, we agreed to pay contingent consideration of up to €1.8 million (or $2.3 million at the March 31, 2009 exchange rate), of which €0.8 million (or $1.0 million) was accrued and recorded as additional cost of the acquisition at December 31, 2008, and was paid in the first quarter of 2009. The remaining €1.0 million (or $1.3 million at the March 31, 2009 exchange rate) is payable over the next two years, which will be recorded as additional cost of the acquisition when the contingencies are resolved. We have included 100% of the value of RRF’s net assets in our consolidated balance sheet since April 8, 2008.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed was finalized during the fourth quarter of 2008 for CAGY and RRF. The allocation of purchase price to the assets acquired and liabilities assumed has not been finalized for OCR or Georgia Southwestern. The purchase price allocation for these acquisitions will be finalized in the second quarter of 2009 upon the completion of fair value analyses. During the first quarter of 2009, there were no material adjustments made to the initial allocation of purchase price for OCR or Georgia Southwestern. The following table summarizes selected financial data for the opening balance sheets of the OCR and Georgia Southwestern acquisitions as of March 31, 2009 (dollars in thousands):

	OCR	Georgia Southwestern
Purchase Price Allocations:
Cash	$2,757	$364
Other current assets	6,845	748
Property and equipment	224,119	24,480
Intangible assets	32,490	—
Goodwill	60,728	4,754
Other assets	560	—

Total assets	327,499	30,346

Current liabilities	9,404	1,159
Long-term debt, including current portion	12,793	5,317
Deferred tax liabilities, net	85,026	6,806

Total liabilities	107,223	13,282

Net assets	$220,276	$17,064

Intangible Assets:
Track access agreements	$32,490	$—
Amortization Period	46 Years	—

The deferred tax liabilities in the purchase price allocations are primarily driven by temporary differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable to other periods. Also, we have completed and entered into a number of transactions recently that have changed and will change our results of operations. Because of variations in the structure, timing and size of these transactions, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

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

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Operating Revenues

Overview

Operating revenues were $138.5 million in the three months ended March 31, 2009, compared with $140.7 million in the three months ended March 31, 2008, a decrease of $2.2 million, or 1.6%. The $2.2 million decrease in operating revenues consisted of a $23.4 million, or 16.6%, decrease in revenues from existing operations, partially offset by $21.2 million in revenues from new operations. The $23.4 million decrease in revenues from existing operations included decreases of $14.6 million in freight revenues and $8.8 million in non-freight revenues. The depreciation of the Australian dollar and Canadian dollar relative to the United States dollar resulted in an $8.4 million decrease in operating revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The following table breaks down our operating revenues into new operations and existing operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	2009			2008	2009-2008 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Freight revenues	$89,166	$16,043	$73,123	$87,728	$1,438	1.6%	$(14,605)	-16.6%
Non-freight revenues	49,292	5,141	44,151	52,953	(3,661)	-6.9%	(8,802)	-16.6%

Total operating revenues	$138,458	$21,184	$117,274	$140,681	$(2,223)	-1.6%	$(23,407)	-16.6%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2009 and 2008 (in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended March 31, 2009 and 2008

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total	2009	2008
Coal, Coke & Ores	$21,117	23.7%	$16,746	19.1%	57,946	27.0%	45,480	24.0%	$364	$368
Pulp & Paper	13,400	15.0%	18,013	20.5%	24,086	11.2%	29,926	15.8%	556	602
Farm & Food Products	10,803	12.1%	10,887	12.4%	26,392	12.3%	17,932	9.5%	409	607
Metals	9,467	10.6%	9,519	10.9%	19,338	9.0%	19,127	10.1%	490	498
Minerals and Stone	8,507	9.5%	9,214	10.5%	31,250	14.6%	31,653	16.7%	272	291
Chemicals-Plastics	8,358	9.4%	7,423	8.5%	12,808	6.0%	11,377	6.0%	653	652
Lumber & Forest Products	6,616	7.4%	7,972	9.1%	14,715	6.9%	18,137	9.6%	450	440
Petroleum Products	5,689	6.4%	5,007	5.7%	7,887	3.7%	7,451	3.9%	721	672
Autos & Auto Parts	1,104	1.2%	1,755	2.0%	1,708	0.8%	3,345	1.8%	646	525
Intermodal	52	0.1%	124	0.1%	174	0.1%	259	0.1%	298	478
Other	4,053	4.6%	1,068	1.2%	18,135	8.4%	4,740	2.5%	223	225

Total freight revenues	$89,166	100.0%	$87,728	100.0%	214,439	100.0%	189,427	100.0%	416	463

Total carloads increased by 25,012 carloads, or 13.2%, in the three months ended March 31, 2009, compared with the same period in 2008. The increase consisted of 40,771 carloads from new operations, partially offset by a decrease of 15,759 carloads, or 8.3%, from existing operations. The decrease in same railroad carloads of 8.3% was driven by decreases in traffic that is more economically sensitive, such as lumber and forest products, metals and pulp and paper, partially offset by increases in traffic that is less economically sensitive, such as Australian grain.

The overall average revenues per carload decreased 10.2% to $416, in the three months ended March 31, 2009, compared with the same period in 2008. Average freight revenues per carload from existing operations decreased 9.1% to $421. The decrease in same railroad average revenues per carload of 9.1% was impacted by three factors: changes in commodity mix, the depreciation of the Canadian and Australian dollars and lower fuel surcharges, which reduced average revenues per carload by 5.4%, 5.2% and 3.1%, respectively. Excluding these three factors, same railroad average revenues per carload increased 4.6%

The following table sets forth freight revenues by new operations and existing operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Freight Revenues by Commodity Group From Existing and New Operations

Three Months Ended March 31, 2009 and 2008

	2009			2008	2009-2008 Variance Information
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Coal, Coke & Ores	$21,117	$6,169	$14,948	$16,746	$4,371	26.1%	$(1,798)	-10.7%
Pulp & Paper	13,400	834	12,566	18,013	(4,613)	-25.6%	(5,447)	-30.2%
Farm & Food Products	10,803	1,136	9,667	10,887	(84)	-0.8%	(1,220)	-11.2%
Metals	9,467	2,550	6,917	9,519	(52)	-0.5%	(2,602)	-27.3%
Minerals and Stone	8,507	819	7,688	9,214	(707)	-7.7%	(1,526)	-16.6%
Chemicals-Plastics	6,970	111	6,859	7,423	(453)	-6.1%	(564)	-7.6%
Lumber & Forest Products	8,004	1,499	6,505	7,972	32	0.4%	(1,467)	-18.4%
Petroleum Products	5,689	150	5,539	5,007	682	13.6%	532	10.6%
Autos & Auto Parts	1,104	—	1,104	1,755	(651)	-37.1%	(651)	-37.1%
Intermodal	52	—	52	124	(72)	-58.1%	(72)	-58.1%
Other	4,053	2,775	1,278	1,068	2,985	279.5%	210	19.7%

Total freight revenues	$89,166	$16,043	$73,123	$87,728	$1,438	1.6%	$(14,605)	-16.6%

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group are generally related to lower fuel surcharges, the impact of lower fuel prices on rates that are indexed to fuel prices and changes in mix of business.

Coal, coke and ores revenues decreased by $1.8 million, or 10.7%, primarily due to an 11.1% decrease in average revenues per carload. The decrease was primarily due to changes in the mix of business in the United States.

Pulp and paper revenues decreased by $5.4 million, or 30.2%. The decrease consisted of $4.0 million due to a carload decrease of 7,292, or 24.4%, and $1.4 million due to a 7.8% decrease in average revenues per carload. The carload decrease was primarily due to production cutbacks at customer facilities, including the 2008 closure of a paper mill served by us, temporary plant shut-downs due to the recession and customers using other modes of transportation, primarily truck, due to pricing competition.

Farm and food products revenues decreased by $1.2 million, or 11.2%. Excluding a $1.8 million decrease due to the depreciation of the Canadian and Australian dollars relative to the United States dollar, farm and food products revenues increased by $0.6 million. Excluding currency impacts, the increase consisted of $2.7 million due to a carload increase of 6,353, or 35.4%, partially offset by $2.1 million due to a 20.9% decrease in average revenues per carload. The carload increase was primarily due to increased grain shipments in Australia and a stronger winter wheat season in Canada. Because rates for Australian grain traffic have both a fixed and variable component, the increase in grain traffic results in lower average revenues per carload. In addition, current Australian grain shipments were shorter-haul traffic for export compared with longer-haul interstate traffic to fulfill domestic demand needs during the severe drought last year.

Metals revenues decreased $2.6 million, or 27.3%. The decrease consisted of $3.6 million due to a carload decrease of 6,494, or 34.0%, partially offset by $1.0 million due to a 10.0% increase in average revenues per carload. The carload decrease was due to severe weakness in the steel market, reduced construction activity and the permanent closure of a plant served by us. The lack of demand in the metals market has forced some of our customers to temporarily shut-down operations to reduce existing inventories.

Minerals and stone revenues decreased by $1.5 million, or 16.6%. The decrease consisted of $0.9 million due to a 10.3% decrease in average revenues per carload and $0.6 million due to a carload decrease of 2,225, or 7.0%. The carload decrease was primarily due to a five week maintenance shut-down of a cement customer in the Northeastern United States.

Lumber and forest products revenues decreased by $1.5 million, or 18.4%. The decrease consisted of $1.6 million due to a carload decrease of 3,616, or 19.9%, partially offset by $0.2 million due to a 1.9% increase in average revenues per carload. The carload decrease was primarily due to the temporary shut-down of customer operations to reduce existing inventories as a result of the weak housing market in the United States.

Autos and auto parts revenues decreased $0.7 million, or 37.1%. The decrease consisted of $1.1 million due to a carload decrease of 1,639, or 49.0%, partially offset by $0.4 million due to a 23.3% increase in average revenues per carload. The carload decrease was primarily due to the severe decrease in production in the United States auto industry.

Freight revenues from all remaining commodities increased by $0.1 million, or 0.8%. The increase consisted of $0.6 million due to a 5.4% increase in average revenue per carload, partially offset by $0.5 million due to a carload decrease of 1,051 or 4.4%.

Non-Freight Revenues

Non-freight revenues were $49.3 million in the three months ended March 31, 2009, compared with $53.0 million in the three months ended March 31, 2008, a decrease of $3.7 million, or 6.9%. The $3.7 million decrease in non-freight revenues consisted of a decrease of $8.8 million in non-freight revenues from existing operations, partially offset by $5.1 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Non-Freight Revenues Comparison

Three Months Ended March 31, 2009 and 2008

	2009	% of Total	2008	% of Total
Railcar switching	$22,854	46.4%	$21,108	39.9%
Car hire and rental income	4,977	10.1%	7,156	13.5%
Fuel sales to third parties	3,571	7.3%	9,094	17.2%
Demurrage and storage	7,056	14.3%	4,669	8.8%
Car repair services	2,040	4.1%	1,887	3.6%
Other operating income	8,794	17.8%	9,039	17.0%

Total non-freight revenues	$49,292	100.0%	$52,953	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Non-Freight Revenues by New Operations and Existing Operations

Three Months Ended March 31, 2009 and 2008

	2009			2008	2009-2008 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$22,854	$2,973	$19,881	$21,108	$1,746	8.3%	$(1,227)	-5.8%
Car hire and rental income	4,977	716	4,261	7,156	(2,179)	-30.4%	(2,895)	-40.5%
Fuel sales to third parties	3,571	—	3,571	9,094	(5,523)	-60.7%	(5,523)	-60.7%
Demurrage and storage	7,056	994	6,062	4,669	2,387	51.1%	1,393	29.8%
Car repair services	2,040	200	1,840	1,887	153	8.1%	(47)	-2.5%
Other operating income	8,794	258	8,536	9,039	(245)	-2.7%	(503)	-5.6%

Total non-freight revenues	$49,292	$5,141	$44,151	$52,953	$(3,661)	-6.9%	$(8,802)	-16.6%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues decreased $1.2 million, or 5.8%. Port switching revenues decreased $1.5 million due to business interruptions caused by Hurricane Ike at one of our port operations late last year. The port revenue decrease was partially offset by an increase of $0.3 million from industrial switching, which includes approximately $1.2 million from expanded iron ore services in Australia offset by a $1.0 million negative impact from the depreciation of the Australian dollar relative to the United States dollar.

Car hire and rental income decreased $2.9 million, or 40.5%, primarily due to lower demand for equipment rentals in Australia, fewer off-line car moves and the return of leased rail cars in the United States that earned car hire income in the first quarter of 2008.

Fuel sales to third parties in Australia decreased $5.5 million, or 60.7%, primarily due to a $3.8 million decrease resulting from a 41.5% decrease in revenue per gallon and a $1.7 million decrease resulting from a 32.9% decrease in gallons sold.

Demurrage and storage revenues increased $1.4 million, or 29.8%, primarily due to an increased number of unutilized cars due to reduced carload activity in the North American rail industry, which is causing car owners to look for storage options.

All other non-freight revenues decreased $0.6 million, or 5.0%, primarily as a result of the downturn in general economic conditions.

Operating Expenses

Overview

Operating expenses were $112.4 million in the three months ended March 31, 2009, compared with $119.4 million in the three months ended March 31, 2008, a decrease of $7.0 million, or 5.9%. The decrease in operating expenses was attributable to a decrease of $23.6 million from existing operations, partially offset by $16.6 million from new operations.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, decreased to 81.1% in the three months ended March 31, 2009, from 84.9% in the three months ended March 31, 2008.

The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Operating Expense Comparison

Three Months Ended March 31, 2009 and 2008

	2009		2008
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$49,964	36.1%	$46,117	32.8%
Equipment rents	7,890	5.7%	8,381	6.0%
Purchased services	9,311	6.7%	10,837	7.7%
Depreciation and amortization	11,506	8.3%	9,199	6.5%
Diesel fuel	8,993	6.5%	15,785	11.2%
Diesel fuel sold to third parties	3,389	2.4%	8,567	6.1%
Casualties and insurance	3,584	2.6%	4,234	3.0%
Materials	5,603	4.1%	6,105	4.4%
Net gain on sale of assets	(239)	-0.2%	(550)	-0.4%
Other expenses	12,357	8.9%	10,700	7.6%

Total operating expenses	$112,358	81.1%	$119,375	84.9%

Labor and benefits expense was $50.0 million in the three months ended March 31, 2009, compared with $46.1 million in the three months ended March 31, 2008, an increase of $3.8 million, or 8.3%. The increase was attributable to $5.7 million from new operations, partially offset by a $1.9 million decrease in existing operations. The decrease from existing operations consisted primarily of a decrease of $2.7 million due to the depreciation of the Australian dollar and Canadian dollar relative to the United States dollar and $1.6 million attributable to cost cutting measures such as furloughed employees and decreased overtime, partially offset by $2.1 million attributable to annual wage increases and an increase in employees in Australia. The increase in employees in Australia was primarily due to additional crewing and switching activity.

Purchased services expense was $9.3 million in the three months ended March 31, 2009, compared with $10.8 million in the three months ended March 31, 2008, a decrease of $1.5 million, or 14.1%. The decrease was attributable to a $2.7 million decrease in existing operations, partially offset by $1.2 million from new operations. The decrease in existing operations was primarily due to $1.4 million from the depreciation of the Australian dollar and Canadian dollar relative to the United States dollar, cost cutting measures implemented at each of our regions and the in-sourcing of locomotive repair work in one of our regions.

Depreciation and amortization expense was $11.5 million in the three months ended March 31, 2009, compared with $9.2 million in the three months ended March 31, 2008, an increase of $2.3 million, or 25.1%. The increase was attributable to $2.4 million from new operations and an increase of $0.4 million from existing operations, partially offset by $0.5 million due to the depreciation of the Australian dollar and Canadian dollar relative to the United States dollar.

Diesel fuel expense was $9.0 million in the three months ended March 31, 2009, compared with $15.8 million in the three months ended March 31, 2008, a decrease of $6.8 million, or 43.0%. The decrease was attributable to a decrease of $8.1 million from existing operations, partially offset by $1.3 million from new operations. The decrease from existing operations was due to a $7.1 million decrease resulting from a 45.1% decrease in fuel cost per gallon and $0.9 million due to a 10.9% decrease in diesel fuel consumption.

Diesel fuel sold to third parties in Australia was $3.4 million in the three months ended March 31, 2009, compared with $8.6 million in the three months ended March 31, 2008, a decrease of $5.2 million, or 60.4%. Of this decrease, $3.5 million resulted from a 41.1% decrease in diesel fuel cost per gallon and $1.7 million resulted from a 32.9% decrease in diesel fuel gallons sold.

Casualty and insurance expense was $3.6 million in the three months ended March 31, 2009, compared with $4.2 million in the three months ended March 31, 2008, a decrease of $0.6 million, or 15.4%. The decrease was attributable to a decrease of $1.0 million from existing operations, partially offset by $0.4 million from new operations. The decrease in existing operations was primarily due to a claim settlement in the three months ended March 31, 2008.

Materials expense was $5.6 million in the three months ended March 31, 2009, compared with $6.1 million in the three months ended March 31, 2008, a decrease of $0.5 million, or 8.2%. The decrease was attributable to a decrease of $1.4 million from existing operations, partially offset by $0.9 million from new operations. The decrease in existing operations was primarily the result of lower freight volumes.

All other expenses combined were $20.0 million in the three months ended March 31, 2009, compared with $18.5 million in the three months ended March 31, 2008, an increase of $1.5 million, or 8.0%. The increase was attributable to $4.7 million from new operations, partially offset by a decrease of $3.2 million from existing operations. The decrease in existing operations was primarily due to a decrease in acquisition-related expenses, a 2008 legal settlement of a personal injury claim from the late 1990s and $1.0 million due to the depreciation of the Australian dollar and Canadian dollar relative to the United States dollar.

Other Income (Expense) Items

Interest Income

Interest income was $0.2 million in the three months ended March 31, 2009, compared with $0.6 million in the three months ended March 31, 2008, a decrease of $0.4 million.

Interest Expense

Interest expense was $7.2 million in the three months ended March 31, 2009, compared with $3.9 million in the three months ended March 31, 2008, an increase of $3.3 million or 83.7%, primarily due to the increase in debt resulting from the purchase of RRF, CAGY, OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the three months ended March 31, 2009, was 27.0% compared with 37.8% in the three months ended March 31, 2008. The decrease in 2009 was primarily attributable to an extension of the Short Line Tax Credit on October 3, 2008.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The extension was retroactive to January 1, 2008 and expires on December 31, 2009. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified track spending during each year, subject to limitation based upon the number of track miles owned or leased at the end of the year, inclusive of miles acquired during the year. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the three months ended March 31, 2009, was $14.0 million, compared with income from continuing operations attributable to our common stockholders of $11.2 million in the three months ended March 31, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended March 31, 2009, were $0.38 with 36.4 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.31 with 36.0 million weighted average shares outstanding in the three months ended March 31, 2008. Our basic EPS from continuing operations attributable to our common stockholders were $0.42 with 33.5 million weighted average shares outstanding in the three months ended March 31, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $0.36 with 31.5 million weighted average shares outstanding in the three months ended March 31, 2008.

Results from Discontinued Operations

Loss from discontinued operations attributable to our common stockholders in the three months ended March 31, 2009, was $33,000, compared with a loss from discontinued operations attributable to our common stockholders of $0.8 million in the three months ended March 31, 2008. Our diluted loss per share from discontinued operations attributable to our common stockholders in the three months ended March 31, 2009, were less than $0.01 with 36.4 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations attributable to our common stockholders of $0.02 with 36.0 million weighted average shares outstanding in the three months ended March 31, 2008. Our basic loss per share from discontinued operations attributable to our common stockholders was less than $0.01 with 33.5 million weighted average shares outstanding in the three months ended March 31, 2009, compared with basic loss per share from discontinued operations attributable to our common stockholders of $0.03 with 31.5 million weighted average shares outstanding in the three months ended March 31, 2008.

Liquidity and Capital Resources

During the three months ended March 31, 2009, we generated $25.5 million of cash from continuing operations, compared with $8.1 million of cash generated from continuing operations during the three months ended March 31, 2008. For the three months ended March 31, 2009, changes in working capital reduced net cash flow from operating activities by $3.5 million. For the three months ended March 31, 2008, changes in working capital reduced net cash flow from operating activities by $15.1 million.

During the three months ended March 31, 2009 and 2008, our cash flows used in investing activities from continuing operations were $19.1 million and $7.0 million, respectively. For the three months ended March 31, 2009, primary drivers of cash used in investing activities were $20.7 million of cash used for capital expenditures, $4.8 million of cash paid for the final working capital adjustment related to the October 2008 acquisition of OCR and $1.0 million (or €0.8 million) of cash paid for contingent consideration related to our April 2008 acquisition of RRF, partially offset by $0.1 million in cash received from government grants for capital spending completed in 2009, $3.7 million in cash received from government grants for capital spending completed in prior years and $3.6 million in cash proceeds from the disposition of property and equipment. For the three months ended March 31, 2008, primary drivers of cash used in investing activities were $15.7 million of cash used for capital expenditures and $3.6 million in cash paid for the Maryland Midland working capital adjustment, partially offset by $2.3 million in cash received from government grants for capital spending completed in 2008, $8.1 million in cash received from government grants for capital spending completed in prior years and $1.9 million in cash proceeds from the disposition of property and equipment.

During the three months ended March 31, 2009 and 2008, our cash flows used in financing activities from continuing operations were $7.0 million and $9.4 million, respectively. For the three months ended March 31, 2009, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $7.7 million, partially offset by net cash inflows of $0.7 million from exercises of stock-based awards. For the three months ended March 31, 2008, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $12.6 million, partially offset by net cash inflows of $3.2 million from exercises of stock-based awards.

At March 31, 2009, we had long-term debt, including current portion, totaling $552.8 million, which comprised 52.8% of our total capitalization, and $211.9 million unused borrowing capacity. At December 31, 2008 we had long-term debt, including current portion, totaling $561.3 million, which comprised 54.0% of our total capitalization.

2009 Budgeted Capital Expenditures

We have budgeted $58.0 million for capital expenditures in 2009, which consist of track and equipment improvements of $51.0 million and business development projects of $7.0 million. We also expect to receive approximately $38.0 million from grants to fund additional capital expenditures in 2009. Including these grant funded projects, we have budgeted a total of $96.0 million for capital expenditures in 2009. As of March 31, 2009, we have incurred $8.9 million in capital expenditures and received $0.1 million under related grants. We have also paid $11.8 million related to capital expenditures accrued in 2008 and received $3.7 million from grants related to our capital expenditures from prior years. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and investments in unconsolidated affiliates.

We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Credit Facilities

As of March 31, 2009, our $300.0 million revolving loan, which matures in 2013, consisted of $88.0 million in outstanding debt, letter of credit guarantees of $0.1 million and $211.9 million of unused borrowing capacity. As of March 31, 2009, our revolving credit facility had an interest rate of 2.52%. The $211.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants. As of March 31, 2009, we were in compliance with these covenants. See Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information regarding our credit facilities.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects of average foreign currency exchange rates on revenues during the three months ended March 31, 2009, versus the three months ended March 31, 2008, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollars relative to the United States dollar in the three months ended March 31, 2009. The estimated impact for foreign currency was calculated by comparing reported revenues with estimated revenues assuming average rates in effect in the comparable period of the prior year. However, since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. The following table sets forth the estimated impact of foreign currency translation on reported operating revenues (dollars in thousands):

	Three Months Ended March 31, 2009
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$104,444	$—	$104,444
Australia Operating Revenues	20,024	5,331	25,355
Canada Operating Revenues	11,720	3,048	14,768
Netherlands Operating Revenues	2,270	—	2,270

Total Operating Revenues	$138,458	$8,379	$146,837

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. There were no material changes in our off-balance sheet arrangements in the three months ended March 31, 2009.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We adopted SFAS 157 for its financial assets and liabilities on January 1, 2008, and it did not have a material impact on our consolidated financial statements. On January 1, 2009, we adopted SFAS 157 for all of our nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, and it did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which addresses whether unvested instruments granted in share-based payment transactions are participating securities and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. This FSP requires all prior period EPS data to be adjusted retrospectively to conform to the provisions of this FSP. We adopted FSP EITF 03-6-1 on January 1, 2009, and it did not have an impact on our calculation of EPS.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP SFAS 141R-1), which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination as set forth in SFAS 141R. This FSP requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of FSP SFAS 141R-1, as appropriate to our future business combinations with an acquisition date on or after January 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2009, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the disclosure controls and procedures are effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

As previously disclosed, on June 25, 2007, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) formally notified the Secretaria de Communicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. As a result of SCT’s answer in this proceeding, on June 26, 2008, FCCM filed a brief with new arguments. The SCT has also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. On April 30, 2008, the District Court issued a decision upholding the seizure without analyzing the merits of the case. On May 21, 2008, FCCM appealed the decision issued by the District Court, before the Circuit Court in Merida. On March 31, 2009, the Circuit Court confirmed the decision issued by the District Court. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of March 31, 2009, there was a net asset of $0.6 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration

As previously disclosed, Meridian & Bigbee Railroad LLC (M&B), our subsidiary, CSX Transportation, Inc. (CSX) and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX in an effort to collect on outstanding claims under the Haulage Agreement and on March 26, 2008, M&B filed an amended demand for arbitration to add KCS. To date, our total claims against CSX and KCS under the Haulage Agreement are approximately $6.8 million, which amount could change pending receipt of additional information and resolution of pending legal actions. On April 21, 2008, CSX filed an amended arbitration response, answering statement and counterclaim. On May 5, 2008, KCS filed an answering statement and counterclaims. On August 25, 2008, CSX and KCS alleged that they have suffered damages in an amount exceeding $3.0 million and $0.6 million, respectively, but yet to be finally determined. Arbitration is scheduled for June 2009. We plan to vigorously defend ourself against the CSX and KCS claims, which we believe to be without merit, and will pursue insurance recovery as appropriate. Although we believe we are entitled to payment for our claims, and that we have meritorious defenses against the counter claims, arbitration is inherently uncertain, and it is possible that an unfavorable ruling or an unexpected assessment of damages could have a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the determination occurs.

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

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	May 7, 2009	By:	/s/ Timothy J. Gallagher
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer

Date:	May 7, 2009	By:	/s/ Christopher F. Liucci
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer and
Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation

The Exhibit referenced under 4.1 of the Registrant’s Report on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference

3.2	By-Laws

Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications