Form 10-Q
period 2009-06-30
GENESEE & WYOMING INC
filed 2009-08-07
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically or posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  YES    ☐  NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on July 31, 2009:

Class	Number of Shares Outstanding
Class A Common Stock	38,369,586
Class B Common Stock	2,558,790

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 and DECEMBER 31, 2008

(in thousands, except share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,417	$31,693
Accounts receivable, net	105,974	120,874
Materials and supplies	7,949	7,708
Prepaid expenses and other	10,582	12,270
Current assets of discontinued operations	1,249	1,676
Deferred income tax assets, net	18,106	18,101

Total current assets	206,277	192,322

PROPERTY AND EQUIPMENT, net	994,339	998,995
INVESTMENT IN UNCONSOLIDATED AFFILIATES	5,104	4,986
GOODWILL	161,347	150,958
INTANGIBLE ASSETS, net	228,118	223,442
DEFERRED INCOME TAX ASSETS, net	3,118	—
OTHER ASSETS, net	16,286	16,578

Total assets	$1,614,589	$1,587,281

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,154	$26,034
Accounts payable	101,137	124,162
Accrued expenses	36,084	37,903
Current liabilities of discontinued operations	1,021	1,121
Deferred income tax liabilities, net	—	192

Total current liabilities	165,396	189,412

LONG-TERM DEBT, less current portion	433,057	535,231
DEFERRED INCOME TAX LIABILITIES, net	238,450	234,979
DEFERRED ITEMS - grants from outside parties	122,354	113,302
OTHER LONG-TERM LIABILITIES	22,497	34,943
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 50,777,987 and 45,830,569 shares issued and 38,367,681 and 33,435,168 shares outstanding (net of 12,410,306 and 12,395,401 shares in treasury) on June 30, 2009 and December 31, 2008	508	458
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,558,790 and 2,585,152 shares issued and outstanding on June 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	329,211	214,356
Retained earnings	500,960	479,598
Accumulated other comprehensive income/(loss)	3,487	(14,033)
Less treasury stock, at cost	(202,776)	(202,342)

Total Genesee & Wyoming Inc. stockholders’ equity	631,416	478,063
Noncontrolling interest	1,419	1,351

Total equity	632,835	479,414

Total liabilities and equity	$1,614,589	$1,587,281

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES	$130,055	$152,715	$268,513	$293,396

OPERATING EXPENSES:
Transportation	39,942	52,876	83,071	100,732
Maintenance of ways and structures	13,336	13,195	26,769	26,163
Maintenance of equipment	16,395	17,929	33,503	35,870
Diesel fuel sold to third parties	3,104	10,379	6,493	18,946
General and administrative	24,044	21,689	48,076	45,083
Net loss/(gain) on sale and impairment of assets	4,889	(2,082)	4,650	(2,632)
Gain on insurance recovery	(500)	(399)	(500)	(399)
Restructuring and related charges	2,288	—	2,288	—
Depreciation and amortization	11,917	9,453	23,423	18,652

Total operating expenses	115,415	123,040	227,773	242,415

INCOME FROM OPERATIONS	14,640	29,675	40,740	50,981
Interest income	243	571	425	1,156
Interest expense	(7,094)	(4,044)	(14,274)	(7,953)
Other income, net	1,202	561	1,244	659

Income from continuing operations before income taxes	8,991	26,763	28,135	44,843
Provision for income taxes	873	10,577	6,036	17,396

Income from continuing operations, net of tax	8,118	16,186	22,099	27,447
Loss from discontinued operations, net of tax	(636)	(735)	(669)	(1,574)

Net income	7,482	15,451	21,430	25,873
Less: Net income attributable to noncontrolling interest	(67)	(60)	(68)	(85)

Net income attributable to Genesee & Wyoming Inc.	$7,415	$15,391	$21,362	$25,788

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.24	$0.51	$0.65	$0.87
Basic loss per common share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.05)

Basic earnings per common share	$0.22	$0.48	$0.63	$0.82

Weighted average shares - Basic	34,053	31,755	33,762	31,626

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$0.22	$0.44	$0.60	$0.76
Diluted loss per common share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.04)

Diluted earnings per common share	$0.20	$0.42	$0.58	$0.71

Weighted average shares - Diluted	36,907	36,378	36,641	36,197

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,430	$25,873
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	669	1,574
Depreciation and amortization	23,423	18,652
Compensation cost related to equity awards	2,826	2,598
Excess tax benefit from share-based compensation	(1,114)	(1,598)
Deferred income taxes	(872)	8,268
Net loss/(gain) on sale and impairment of assets	4,650	(2,632)
Gain on insurance recovery	(500)	(399)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	10,178	(10,276)
Materials and supplies	231	(678)
Prepaid expenses and other	1,807	849
Accounts payable and accrued expenses	(18,232)	(9,297)
Other assets and liabilities, net	(391)	4,698

Net cash provided by operating activities from continuing operations	44,105	37,632
Net cash used in operating activities from discontinued operations	(28)	(1,166)

Net cash provided by operating activities	44,077	36,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,670)	(40,891)
Grant proceeds from outside parties	8,895	16,786
Cash paid for acquisitions, net of cash acquired	(5,780)	(97,616)
Insurance proceeds for the replacement of assets	2,900	419
Proceeds from disposition of property and equipment	5,551	4,597

Net cash used in investing activities	(26,104)	(116,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(200,450)	(70,505)
Proceeds from issuance of long-term debt	98,000	135,000
Net proceeds from employee stock purchases	4,437	8,057
Treasury stock purchases	(434)	(2,355)
Stock issuance proceeds, net of stock issuance costs	107,027	—
Excess tax benefit from share-based compensation	1,114	1,598

Net cash provided by financing activities	9,694	71,795

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,360	1,947

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	(303)	(6)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	30,724	(6,503)
CASH AND CASH EQUIVALENTS, beginning of period	31,693	46,684

CASH AND CASH EQUIVALENTS, end of period	$62,417	$40,181

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2009 and 2008, are presented on a basis consistent with the audited financial statements (except as described below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2008 was derived from the audited financial statements in the Company’s 2008 Annual Report on Form 10-K (except as described below) but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2009 presentation.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)” (SFAS 160), on January 1, 2009. SFAS 160 requires the reporting of noncontrolling (minority) interests as a component of equity, separately identifying net income attributable to the parent and noncontrolling interest in the income statement, accounting for changes in a parent’s ownership interest while it retains a controlling interest as equity transactions and initially measuring at fair value any retained noncontrolling equity investment upon the deconsolidation of a subsidiary. The Company’s subsidiary, Maryland Midland Railway, Inc. (Maryland Midland), has a 12.6% noncontrolling minority interest holder. Upon adoption of SFAS 160, the Company reclassified $1.4 million from minority interest liability to noncontrolling interest in equity in the consolidated balance sheets. Additionally, income attributable to the noncontrolling interest was reclassified from other income and presented separately in the consolidated income statements. While SFAS 160 requires reconciliation of equity from the beginning of the current fiscal year to the balance sheet date, as well as for the comparative periods presented in each quarterly and annual filing, the Company did not present an equity reconciliation in the consolidated statements as the noncontrolling interest is not material to the Company.

2. CHANGES IN OPERATIONS:

Canada

Huron Central Railway Inc: On June 15, 2009, the Company announced that its subsidiary Huron Central Railway Inc. (HCRY) intends to discontinue its operations. The recession has caused HCRY’s traffic to decline substantially over the last 12 months, to the point that the railroad is not economically viable to operate for the long term. HCRY expects to cease operations between McKerrow and Sault Ste. Marie on August 15, 2009, and plans to continue the operations of the eastern segment of the railroad from Sudbury to McKerrow and Espanola until October 31, 2009. In the second quarter of 2009, the Company recorded charges of $5.4 million after-tax, or $0.15 per share, reflecting a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits totaling $3.6 million. The Company does not expect to incur any additional significant restructuring charges related to HCRY.

United States

Ohio Central Railroad System: On October 1, 2008, the Company acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for working capital. In addition, the Company placed $7.5 million of contingent consideration into escrow for payment to the seller by October 1, 2009, upon satisfaction of certain conditions. Any amounts paid will be recorded as an additional cost of the acquisition. The Company has included 100% of the value of OCR’s net assets in its consolidated balance sheet since October 1, 2008.

Georgia Southwestern Railroad, Inc.: On October 1, 2008, the Company acquired 100% of Georgia Southwestern, Inc. (Georgia Southwestern) for cash consideration of approximately $16.5 million (net of $0.4 million cash acquired). An additional $0.2 million was paid to the seller in the fourth quarter of 2008 to reflect adjustments for final working capital. The Company has included 100% of the value of Georgia Southwestern’s net assets in its consolidated balance sheet since October 1, 2008.

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, the Company also paid contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, the Company agreed to pay additional contingent consideration to the seller of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is resolved. The Company has included 100% of the value of CAGY’s net assets in its consolidated balance sheet since May 30, 2008.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, the Company agreed to pay contingent consideration to the seller of up to €1.8 million (or $2.5 million at the June 30, 2009 exchange rate), of which €0.8 million (or $1.0 million) was accrued and recorded as additional cost of the acquisition at December 31, 2008, and was paid in the first quarter of 2009. In the event the contingencies are satisfied, the remaining €1.0 million (or $1.4 million at the June 30, 2009 exchange rate) will be paid to the seller over the next two years and will be recorded as additional cost of the acquisition. The Company has included 100% of the value of RRF’s net assets in its consolidated balance sheet since April 8, 2008.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed for CAGY and RRF was finalized during the fourth quarter of 2008. The allocation of purchase price to the assets acquired and liabilities assumed has not been finalized for OCR or Georgia Southwestern. The purchase price allocation for these acquisitions is expected to be finalized in the third quarter of 2009 upon the completion of fair value analyses. During the six months ended June 30, 2009, the Company made the following adjustments to its initial allocation of purchase price for OCR based on additional fair value analysis and $0.4 million of additional purchase price related to working capital adjustments: $17.1 million decrease in property and equipment, $7.4 million increase in intangible assets, $9.3 million increase in goodwill and a net increase in all other net assets of $0.8 million. During the six months ended June 30, 2009, there were no material adjustments made to the initial allocation of purchase price for Georgia Southwestern.

The following table summarizes selected financial data for the opening balance sheets of the OCR and Georgia Southwestern acquisitions as of June 30, 2009 (dollars in thousands):

	OCR	Georgia Southwestern
Purchase Price Allocations:
Cash	$2,757	$325
Other current assets	6,845	771
Property and equipment	207,026	23,410
Intangible assets	39,906	—
Goodwill	68,476	5,363
Other assets	569	—

Total assets	325,579	29,869

Current liabilities	10,010	1,111
Long-term debt, including current portion	12,793	5,317
Deferred tax liabilities, net	82,500	6,377

Total liabilities	105,303	12,805

Net assets	$220,276	$17,064

Intangible Assets:
Track access agreements	$39,906	$—
Amortization Period	46 Years	—

The deferred tax liabilities in the purchase price allocations are primarily driven by differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Results of Operations

When comparing the Company’s results of operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Also, the Company has completed and entered into a number of acquisitions and other transactions recently which have, and are expected to continue to have, an impact on its results of operations. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australia grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three and six months ended June 30, 2008, as if the CAGY and OCR acquisitions were consummated at the beginning of the year 2008. The following pro forma combined financial statements do not include adjustments for any potential operating efficiencies, cost savings from expected synergies, the impact of conforming to the Company’s accounting policies or the impact of derivative instruments that the Company may elect to use to mitigate interest rate risk with the incremental borrowings used to fund the acquisitions (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Operating revenues	$173,721	$333,068
Net income attributable to Genesee & Wyoming Inc.	$13,291	$24,619
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.42	$0.78
Diluted earnings per common share from continuing operations	$0.37	$0.68

The unaudited pro forma operating results include the acquisitions of OCR and CAGY adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on preliminary assigned values and the inclusion of interest expense related to borrowings used to fund the acquisitions.

In addition, CAGY’s results for the three and six months ended June 30, 2008, reflected in these pro forma operating results, include certain senior management compensation that the Company does not believe would have continued in future periods but which does not qualify for elimination under the treatment and presentation of pro forma financial results.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$8,051	$16,126	$22,031	$27,362
Loss from discontinued operations, net of tax	(636)	(735)	(669)	(1,574)

Net income	$7,415	$15,391	$21,362	$25,788

Denominators:
Weighted average Class A common shares outstanding - Basic	34,053	31,755	33,762	31,626
Weighted average Class B common shares outstanding	2,559	3,975	2,567	3,975
Dilutive effect of employee stock grants	295	648	312	596

Weighted average shares - Dilutive	36,907	36,378	36,641	36,197

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$0.24	$0.51	$0.65	$0.87
Loss per common share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.05)

Earnings per common share	$0.22	$0.48	$0.63	$0.82

Diluted:
Earnings per common share from continuing operations	$0.22	$0.44	$0.60	$0.76
Loss per common share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.04)

Earnings per common share	$0.20	$0.42	$0.58	$0.71

For the three months ended June 30, 2009 and 2008, a total of 1,504,862 and 147,716 shares, respectively, and for the six months ended June 30, 2009 and 2008, a total of 1,505,104 and 92,347 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded in the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the exercise prices for those stock options exceeded the average market price for the Company’s common stock for the respective period.

Stock Offering

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share, which included 600,000 shares of its Class A common stock issued as a result of the underwriters’ exercise of their over-allotment option. The Company received net proceeds of $107.0 million from the sale of its Class A common stock. The Company used a portion of the proceeds along with cash on hand to repay $108.0 million of its revolving credit facility, which represented the entire balance then outstanding. As of June 30, 2009, the Company’s $300.0 million revolving credit facility, which matures in 2013, had unused borrowing capacity of $299.9 million and outstanding letter of credit guarantees of $0.1 million. The Company intends to use its cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Accounts receivable - trade	$100,076	$114,631
Accounts receivable - grants	9,126	9,150

Total accounts receivable	109,202	123,781
Less: allowance for doubtful accounts	(3,228)	(2,907)

Accounts receivable, net	$105,974	$120,874

5. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company applies the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable market data.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). The FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require the SFAS 107 disclosures in summarized financial information provided for interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for the periods ending after March 15, 2009. The Company adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1 for the period ended March 31, 2009.

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

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of June 30, 2009, the Company’s derivative financial instruments consisted solely of interest rate swap agreements. The Company estimates the fair value of its interest rate swap agreements based on Level 2 valuation inputs. See Note 6, Derivative Financial Instruments, for a discussion of the fair value of the Company’s interest rate swap agreements.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs (dollars in thousands):

	June 30, 2009 Fair Value	December 31, 2008 Fair Value
Financial liabilities carried at fair value
Interest rate swap agreements	$7,563	$12,885

Total financial liabilities carried at fair value	$7,563	$12,885

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost
Senior Notes, Series 2004-A 4.85%	$75,000	$70,128	$75,000	$69,735
Senior Notes, Series 2005-B 5.36%	100,000	88,541	100,000	88,423
Senior Notes, Series 2005-C Libor + 0.7%	25,000	21,718	25,000	20,998
Revolving Credit Facility	—	—	89,000	76,653
United States Term Loan	228,000	206,656	240,000	212,385
Canadian Term Loan	25,450	21,860	25,458	22,529
Other Debt	6,761	6,097	6,807	6,807

Total	$460,211	$415,000	$561,265	$497,530

6. DERIVATIVE FINANCIAL INSTRUMENTS:

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

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income (loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.

On October 2, 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rates on a portion of its outstanding borrowings. The first swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires the Company to pay a fixed rate of 3.07% on the notional amount. This swap expires on December 31, 2009. In return, the Company receives 1-month LIBOR on the notional amounts of the swaps, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. The fair value of these interest rate swap agreements was estimated based on Level 2 inputs. The Company’s effectiveness testing as of June 30, 2009, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into income.

The following table presents the impact of derivative instruments and their location within the unaudited consolidated balance sheets (dollars in thousands):

	Fair Value of Derivative Instruments
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap agreement	Accrued expenses	$1,338	Other long-term liabilities	$2,240
Interest rate swap agreement	Other long-term liabilities	6,225	Other long-term liabilities	10,645

Total derivative financial instruments		$7,563		$12,885

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended June 30, 2009, was 9.7% compared with 39.5% in the three months ended June 30, 2008. The Company’s effective income tax rate in the six months ended June 30, 2009, was 21.5% compared with 38.8% in the six months ended June 30, 2008. The decrease in 2009 was primarily attributable to the extension of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on October 3, 2008, and the HCRY-related tax benefit of $3.6 million.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The October 3, 2008, extension was made retroactive to January 1, 2008, and expires on December 31, 2009. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, the Company has incurred sufficient spending to meet the limitation.

8. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

On June 25, 2007, the Company’s wholly-owned subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), formally notified the Secretaria de Comunicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. As a result of SCT’s answer in this proceeding, on June 26, 2008, FCCM filed a brief with new arguments. The SCT also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. On April 30, 2008, the District Court issued a decision upholding the seizure without analyzing the merits of the case. On May 21, 2008, FCCM appealed the decision issued by the District Court, before the Circuit Court in Merida. On March 31, 2009, the Circuit Court confirmed the decision issued by the District Court. FCCM filed a new constitutional proceeding on June 13, 2009, challenging the Circuit Court’s decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. The Company believes the SCT and customer actions are without merit and unlawful and the Company will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of June 30, 2009, there was a net asset of $0.2 million remaining on the Company’s balance sheet associated with its Mexican operations.

M&B Arbitration

The Company’s subsidiary, Meridian & Bigbee Railroad LLC (M&B), CSX Transportation, Inc. (CSX) and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX and KCS in an effort to collect on outstanding claims of approximately $6.8 million under the Haulage Agreement. On June 23, 2009, the parties resolved their differences and agreed to withdraw the request for arbitration. In connection with the resolution of the ongoing arbitration, the Company recorded $1.4 million in legal expenses during the second quarter of 2009.

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

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Net Income	$7,482	$15,451
Other comprehensive income:
Foreign currency translation adjustments	16,647	4,341
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $1,649	2,901	—
Changes in pension and other postretirement benefits, net of tax provisions of $21 and $24, respectively	37	45

Comprehensive income	27,067	19,837
Comprehensive income attributable to noncontrolling interest	(67)	(60)

Comprehensive income attributable to Genesee & Wyoming Inc.	$27,000	$19,777

	Six Months Ended June 30,
	2009	2008
Net Income	$21,430	$25,873
Other comprehensive income:
Foreign currency translation adjustments	14,076	5,093
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $1,929	3,392	—
Changes in pension and other postretirement benefits, net of tax provisions of $29 and $49, respectively	52	91

Comprehensive income	38,950	31,057
Comprehensive income attributable to noncontrolling interest	(68)	(85)

Comprehensive income attributable to Genesee & Wyoming Inc.	$38,882	$30,972

The following table sets forth accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans, net of tax	Net Unrealized Gain/(Loss) on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2008	$(5,350)	$(469)	$(8,214)	$(14,033)
Current period change	14,076	52	3,392	17,520

Balance, June 30, 2009	$8,726	$(417)	$(4,822)	$3,487

The change in the foreign currency translation adjustment for the six months ended June 30, 2009, related to the Company’s operations with a functional currency in Australian and Canadian dollars and Euros.

10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

The Company had outstanding grant receivables from outside parties for capital expenditures of $9.1 million and $7.5 million as of June 30, 2009 and 2008, respectively. The Company also had approximately $6.5 million and $3.5 million of purchases of property and equipment that were not paid as of June 30, 2009 and 2008, respectively, and accordingly, were accrued in accounts payable in the normal course of business.

11. DISCONTINUED OPERATIONS:

In October 2005, the Company’s wholly owned subsidiary, FCCM, was struck by Hurricane Stan and sustained significant damage. During the third quarter of 2007, FCCM ceased its operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The SCT contested FCCM’s resignation of its 30-year concession from the Mexican government and seized substantially all of FCCM’s operating assets in response to the resignation. Although the Company wrote off these assets in 2007, the Company believes the SCT’s actions were unlawful and is pursuing appropriate legal remedies. See Note 8 for additional information regarding these actions and legal remedies. As of June 30, 2009, there was a net asset of $0.2 million remaining on the Company’s balance sheet associated with its Mexican operations.

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

The assets and liabilities of FCCM and the Company’s Mexican subsidiary, GW Servicios S.A. (Servicios), were classified as discontinued operations in the Company’s Consolidated Balance Sheet at June 30, 2009 and December 31, 2008. The major classes of assets (at estimated fair value less cost to sell) and liabilities classified as discontinued operations in the consolidated balance sheets were as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$944	$641
Prepaid expenses and other	263	994
Property and equipment, net	42	41

Current assets of discontinued operations	$1,249	$1,676

Accounts payable	$173	$227
Accrued expenses	848	894

Current liabilities of discontinued operations	$1,021	$1,121

The Company’s Mexican operations described above are presented as discontinued operations. Accordingly, its results of operations and cash flows are excluded from continuing operations. The operating results of the Mexican operations classified as discontinued operations in the Consolidated Statement of Operations were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Operating Revenues	$—	$—	$—	$—

Loss from discontinued operations before income taxes	(663)	(837)	(697)	(1,688)
Tax benefit	(27)	(102)	(28)	(114)

Loss from discontinued operations, net of tax	$(636)	$(735)	$(669)	$(1,574)

12. RECENTLY ISSUED ACCOUNTING STANDARDS:

In May 2009, the FASB issued Statement of Financial Accounting Position (SFAS) No. 165, “Subsequent Events” (SFAS 165), which incorporates guidance into accounting literature that was previously addressed only in auditing standards. This statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued. On April 1, 2009, the Company adopted SFAS 165 – refer to Note 12 for related disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). This statement removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FASB Interpretation No. 46 “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS 166 on January 1, 2010, and is currently evaluating the impact of the provisions of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). This statement is a revision to Interpretation 46(R) “Consolidation of Variable Interest Entities” and requires entities to perform an analysis to determine whether their variable interests give them a controlling interest in a variable interest entity and requires ongoing reassessment of whether an entity is the primary beneficiary of a variable interest entity. This statement is effective for the first annual reporting period beginning after November 15, 2009, and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 on January 1, 2010, and is currently evaluating the impact of the provisions of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification does not change or alter existing GAAP and there is no expected impact on the Company’s consolidated financial statements.

13. SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through August 7, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission.

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

In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intends to discontinue operations in October 2009. As a result, our operating results in the three months ended June 30, 2009, included a non-cash write-down of HCRY’s non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million for aggregate pre-tax charges of $9.0 million, partially offset by tax benefits totaling $3.6 million, resulting in a net after-tax charge of $5.4 million, or $0.15 per diluted share. We do not expect to incur any additional significant restructuring charges related to HCRY.

Net income attributable to Genesee & Wyoming Inc. (GWI) in the three months ended June 30, 2009, was $7.4 million, compared with net income attributable to GWI of $15.4 million in the three months ended June 30, 2008. Our diluted earnings per share (EPS) attributable to our common stockholders in the three months ended June 30, 2009, were $0.20 with 36.9 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.42 with 36.4 million weighted average shares outstanding in the three months ended June 30, 2008. Our Mexican operations are reported as discontinued operations.

Income from continuing operations attributable to our common shareholders in the three months ended June 30, 2009, was $8.1 million, compared with income from continuing operations attributable to our common shareholders of $16.1 million in the three months ended June 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended June 30, 2009, were $0.22 with 36.9 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.44 with 36.4 million weighted average shares outstanding in the three months ended June 30, 2008.

Operating revenues in the three months ended June 30, 2009, were $130.1 million, compared with $152.7 million in the three months ended June 30, 2008. The decrease in our revenues was due to a decrease of $37.7 million, or 24.7%, in revenues from existing operations, partially offset by $15.1 million in revenues from our acquisitions of CAGY Industries, Inc. (CAGY), Ohio Central Railroad System (OCR) and Georgia Southwestern Railroad, Inc. (Georgia Southwestern). The decrease in revenues from existing operations included a $7.8 million decrease due to a decline in third-party fuel sales and a $6.8 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

When we discuss revenues from existing operations, we are referring to the change in our revenues, period-over-period, from operations we managed in both periods (i.e., excluding the impact of acquisitions). Freight revenues from existing operations decreased $24.8 million, or 27.1%, in the three months ended June 30, 2009, compared with the three months ended June 30, 2008. Freight revenues from existing operations were reduced by $3.3 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, a decrease in average freight revenues per carload of 5.4% and a 20.0% decrease in carloads. Non-freight revenues from existing operations decreased $13.0 million, or 21.1%, in the three months ended June 30, 2009, compared with the three months ended June 30, 2008, primarily due to a decline in third-party fuel sales and the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Operating income in the three months ended June 30, 2009, decreased $15.0 million to $14.6 million, compared with $29.7 million in the three months ended June 30, 2008. Our operating income for the three months ended June 30, 2009, decreased $9.0 million due to the HCRY impairment and related charges and $1.4 million due to legal expenses associated with the resolution of the arbitration associated with the Meridian and Bigbee LLC (M&B) Haulage Agreement, partially offset by $2.3 million in gains on the sale of assets and insurance recovery. Our operating income in the three months ended June 30, 2008, included $2.5 million in gains on the sale of assets and insurance recovery. Operating expenses were $115.4 million in the three months ended June 30, 2009, compared with $123.0 million in the three months ended June 30, 2008, a decrease of $7.6 million, or 6.2%. The decrease in operating expenses was attributable to a decrease of $18.1 million from existing operations, partially offset by $10.5 million from new operations.

Net income attributable to GWI in the six months ended June 30, 2009, was $21.4 million, compared with net income attributable to GWI of $25.8 million in the six months ended June 30, 2008. Our results in the six months ended June 30, 2009, benefited $0.12 per diluted share from the positive impact of the United States railroad track maintenance credit, known as the Short Line Tax Credit, which is in effect through 2009. Primarily as a result of the Short Line Tax Credit and the HCRY-related tax benefit, our effective income tax rate decreased from 38.8% in the six months ended June 30, 2008, to 21.5% in the six months ended June 30, 2009. Our diluted EPS attributable to our common stockholders in the six months ended June 30, 2009, were $0.58 with 36.6 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.71 with 36.2 million weighted average shares outstanding in the six months ended June 30, 2008.

During the six months ended June 30, 2009, we generated $44.1 million in cash from operating activities from continuing operations, which included $6.4 million used for working capital. We purchased $37.7 million of property and equipment, received $3.0 million in cash from outside parties for capital spending completed in 2009 and $5.9 million in cash from grants from outside parties for capital spending completed in prior years. We paid $4.8 million for the final working capital adjustment related to the October 2008 acquisition of OCR and $1.0 million (or €0.8 million) of contingent consideration related to our April 2008 acquisition of RRF. We received $5.6 million in cash from the sale of assets, $2.9 million in insurance proceeds for the replacement of assets and $107.0 million of stock issuance proceeds, partially offset by net payments on long-term borrowing of $102.5 million.

Changes in Operations

Canada

Huron Central Railway Inc: On June 15, 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intends to discontinue its operations. The recession has caused HCRY’s traffic to decline substantially over the last 12 months, to the point that the railroad is not economically viable to operate for the long term. HCRY expects to cease operations between McKerrow and Sault Ste. Marie on August 15, 2009, and plans to continue the operations of the eastern segment of the railroad from Sudbury to McKerrow and Espanola until October 31, 2009. In the second quarter of 2009, we recorded charges of $5.4 million after-tax, or $0.15 per diluted share, reflecting a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits of $3.6 million.

United States

Ohio Central Railroad System: On October 1, 2008, we acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as OCR, for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for working capital. In addition, we placed $7.5 million of contingent consideration into escrow for payment to the seller on October 1, 2009, upon satisfaction of certain conditions. Any amounts paid will be recorded as an additional cost of the acquisition. We have included 100% of the value of OCR’s net assets in our consolidated balance sheet since October 1, 2008.

Georgia Southwestern Railroad, Inc.: On October 1, 2008, we acquired 100% of Georgia Southwestern for cash consideration of approximately $16.5 million (net of $0.4 million cash acquired). An additional $0.2 million was paid to the seller in the fourth quarter of 2008 to reflect adjustments for final working capital. We have included 100% of the value of Georgia Southwestern’s net assets in our consolidated balance sheet since October 1, 2008.

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million was recorded in the second quarter of 2008 to reflect adjustments for working capital. During the third quarter of 2008, we paid to the seller contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, we agreed to pay contingent consideration of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. We have included 100% of the value of CAGY’s net assets in our consolidated balance sheet since May 30, 2008.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, we acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, we agreed to pay to the seller contingent consideration of up to €1.8 million (or $2.5 million at the June 30, 2009, exchange rate), of which €0.8 million (or $1.0 million) was accrued and recorded as additional cost of the acquisition at December 31, 2008, and was paid in the first quarter of 2009. In the event the contingencies are satisfied, the remaining €1.0 million (or $1.4 million at the June 30, 2009, exchange rate) will be paid to the seller over the next two years and will be recorded as additional cost of the acquisition. We have included 100% of the value of RRF’s net assets in our consolidated balance sheet since April 8, 2008.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed for CAGY and RRF was finalized during the fourth quarter of 2008. The allocation of purchase price to the assets acquired and liabilities assumed has not been finalized for OCR or Georgia Southwestern. The purchase price allocations for these acquisitions are expected to be finalized in the third quarter of 2009 upon the completion of fair value analyses. During the six months ended June 30, 2009, we made the following adjustments to our initial allocation of purchase price for OCR based on additional fair value analysis and $0.4 million of additional purchase price related to working capital adjustments: $17.1 million decrease in property and equipment, $7.4 million increase in intangible assets, $9.3 million increase in goodwill and a net increase in all other net assets of $0.8 million. During the six months ended June 30, 2009, there were no material adjustments made to the initial allocation of purchase price for Georgia Southwestern.

The following table summarizes selected financial data for the opening balance sheets of the OCR and Georgia Southwestern acquisitions as of June 30, 2009 (dollars in thousands):

	OCR	Georgia Southwestern
Purchase Price Allocations:
Cash	$2,757	$325
Other current assets	6,845	771
Property and equipment	207,026	23,410
Intangible assets	39,906	—
Goodwill	68,476	5,363
Other assets	569	—

Total assets	325,579	29,869

Current liabilities	10,010	1,111
Long-term debt, including current portion	12,793	5,317
Deferred tax liabilities, net	82,500	6,377

Total liabilities	105,303	12,805

Net assets	$220,276	$17,064

Intangible Assets:
Track access agreements	$39,906	$—
Amortization Period	46 Years	—

The deferred tax liabilities in the purchase price allocations are primarily driven by differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Also, we have completed and entered into a number of acquisitions and other transactions recently that have changed and will change our results of operations. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Operating Revenues

Overview

Operating revenues were $130.1 million in the three months ended June 30, 2009, compared with $152.7 million in the three months ended June 30, 2008, a decrease of $22.7 million, or 14.8%. The $22.7 million decrease in operating revenues consisted of a $37.7 million, or 24.7%, decrease in revenues from existing operations, partially offset by $15.1 million in revenues from new operations. The $37.7 million decrease in revenues from existing operations included decreases of $24.8 million in freight revenues and $13.0 million in non-freight revenues. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $6.8 million decrease in operating revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The following table breaks down our operating revenues into new operations and existing operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	2009			2008	2009-2008 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Decrease in Total Operations		Decrease in Existing Operations
Freight revenues	$79,296	$12,652	$66,644	$91,419	$(12,123)	(13.3%)	$(24,775)	(27.1%)
Non-freight revenues	50,759	2,415	48,344	61,296	(10,537)	(17.2%)	(12,952)	(21.1%)

Total operating revenues	$130,055	$15,067	$114,988	$152,715	$(22,660)	(14.8%)	$(37,727)	(24.7%)

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2009 and 2008 (in thousands, except average freight revenues per carload):

	Freight Revenues and Carloads Comparison by Commodity Group Three Months Ended June 30, 2009 and 2008
	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total	2009	2008
Coal, Coke & Ores	$15,729	19.9%	$15,488	16.9%	42,606	22.6%	41,474	21.1%	$369	$373
Pulp & Paper	12,147	15.3%	18,798	20.6%	21,877	11.6%	30,994	15.8%	555	607
Minerals and Stone	10,172	12.8%	11,743	12.8%	35,321	18.8%	37,041	18.8%	288	317
Farm & Food Products	9,225	11.6%	10,157	11.1%	22,316	11.9%	18,436	9.4%	413	551
Chemicals-Plastics	7,878	9.9%	8,049	8.8%	12,230	6.5%	12,147	6.2%	644	663
Metals	7,746	9.8%	10,675	11.7%	15,500	8.2%	21,154	10.8%	500	505
Lumber & Forest Products	6,910	8.7%	8,667	9.5%	15,199	8.1%	19,503	9.9%	455	444
Petroleum Products	4,599	5.8%	4,241	4.6%	6,911	3.7%	6,336	3.2%	665	669
Autos & Auto Parts	1,188	1.5%	2,148	2.4%	2,055	1.1%	3,433	1.7%	578	626
Other	3,702	4.7%	1,453	1.6%	14,174	7.5%	6,038	3.1%	261	241

Total freight revenues	$79,296	100.0%	$91,419	100.0%	188,189	100.0%	196,556	100.0%	421	465

Total carloads decreased by 8,367 carloads, or 4.3%, in the three months ended June 30, 2009, compared with the same period in 2008. The decrease consisted of a 39,272 carload decrease, or 20.0%, from existing operations, offset by 30,905 carloads from new operations.

The overall average revenues per carload decreased 9.4% to $421, in the three months ended June 30, 2009, compared with the same period in 2008. Average freight revenues per carload from existing operations decreased 8.9% to $424. The decrease in same railroad average revenues per carload of 8.9% was impacted by four factors: lower fuel surcharges, the depreciation of the Canadian and Australian dollars relative to the United States dollar, changes in commodity mix and changes in the rail cost adjustment factor (RCAF) which reduced average revenues per carload by 6.0%, 3.5%, 1.3% and 0.9%, respectively. Excluding these four factors, same railroad average revenues per carload increased 2.8% in total and 4.8% in North America.

The following table sets forth freight revenues by new operations and existing operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Freight Revenues by Commodity Group From Existing and New Operations Three Months Ended June 30, 2009 and 2008
	2009			2008	2009-2008 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Coal, Coke & Ores	$15,729	$4,370	$11,359	$15,488	$241	1.6%	$(4,129)	(26.7%)
Pulp & Paper	12,147	574	11,573	18,798	(6,651)	(35.4%)	(7,225)	(38.4%)
Minerals and Stone	10,172	1,337	8,835	11,743	(1,571)	(13.4%)	(2,908)	(24.8%)
Farm & Food Products	9,225	1,245	7,980	10,157	(932)	(9.2%)	(2,177)	(21.4%)
Chemicals-Plastics	7,878	1,225	6,653	8,049	(171)	(2.1%)	(1,396)	(17.3%)
Metals	7,746	1,172	6,574	10,675	(2,929)	(27.4%)	(4,101)	(38.4%)
Lumber & Forest Products	6,910	69	6,841	8,667	(1,757)	(20.3%)	(1,826)	(21.1%)
Petroleum Products	4,599	166	4,433	4,241	358	8.4%	192	4.5%
Autos & Auto Parts	1,188	3	1,185	2,148	(960)	(44.7%)	(963)	(44.8%)
Other	3,702	2,491	1,211	1,453	2,249	154.8%	(242)	(16.7%)

Total freight revenues	$79,296	$12,652	$66,644	$91,419	$(12,123)	(13.3%)	$(24,775)	(27.1%)

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group is generally related to lower fuel surcharges, the depreciation of the Canadian and Australian dollars relative to the United States dollar, the impact of lower fuel prices on rates that are indirectly indexed to fuel prices (e.g., RCAF indexed contracts) and changes in mix of business.

Coal, coke and ores revenues decreased by $4.1 million, or 26.7%. The decrease consisted of $2.5 million due to a 7,556, or 18.2%, carload decrease and $1.6 million due to a 10.3% decrease in average revenues per carload. The carload decrease was primarily due to extended maintenance outages at a mine in Utah and at power plants in the United Sates as well as decreased demand.

Pulp and paper revenues decreased $7.2 million, or 38.4%. Excluding a $0.7 million decrease due to the depreciation of the Canadian dollar relative to the United States dollar, pulp and paper revenues decreased $6.5 million. The decrease of $6.5 million consisted of $5.6 million due to a 10,156, or 32.8%, carload decrease and $0.9 million due to a 4.9% decrease in average revenues per carload. The carload decrease was primarily due to a decline in paper exports and temporary shut-downs of several plants served by us as a result of the recession.

Minerals and stone revenues decreased by $2.9 million, or 24.8%. Excluding a $0.7 million decrease due to the depreciation of the Canadian and Australian dollars relative to the United States dollar, minerals and stone revenues decreased $2.2 million. The decrease of $2.2 million consisted of $1.6 million due to a 5,678, or 15.3%, carload decrease and $0.6 million due to a 5.2% decrease in average revenues per carload primarily due to reduced demand as a result of the recession.

Farm and food products revenues decreased by $2.2 million, or 21.4%. Excluding a $1.1 million decrease due to the depreciation of the Canadian and Australian dollars relative to the United States dollar, farm and food products revenues decreased by $1.1 million. The decrease of $1.1 million consisted of $1.7 million due to an 18.3% decrease in average revenues per carload, partially offset by $0.6 million due to a carload increase of 1,520, or 8.2%. The carload increase was primarily due to increased grain shipments in Australia due to a better grain harvest, partially offset by a shorter winter wheat season and loss of business to barge transportation in Canada. Because rates for Australia grain traffic have both a fixed and variable component, the increase in Australian grain traffic results in lower average revenues per carload.

Chemicals and plastics revenues decreased $1.4 million, or 17.3%. The decrease consisted of $1.1 million due to a carload decrease of 1,661, or 13.7%, and $0.3 million due to a 4.2% decrease in average revenues per carload. The carload decrease was primarily due to the temporary shut-down of a customer in the Northeastern United States and reduced production at paper mills.

Metals revenues decreased $4.1 million, or 38.4%. The decrease consisted of $4.5 million due to an 8,625, or 40.8%, carloads decrease, partially offset by $0.4 million due to a 4.0% increase in average revenues per carload. The carload decrease was primarily due to the severe weakness in the steel market, reduced construction activity and the permanent closure of a plant served by us.

Lumber and forest products revenues decreased $1.8 million, or 21.1%. The decrease consisted of $2.0 million due to a carload decrease of 4,428, or 22.7%, partially offset by $0.2 million due to a 2.1% increase in average revenues per carload. The carload decrease was primarily due to weaker product demand attributable to the decline in the housing market in the United States and the shut-down of a lumber mill in the Northwestern United States served by us.

Autos and auto parts decreased $1.0 million, or 44.8%. The decrease consisted of $0.8 million due to a carload decrease of 1,386, or 40.4%, and $0.2 million due to a 7.4% decrease in average revenues per carload. The decrease in carloads is primarily due to the decrease in production from the auto industry.

Freight revenues from all remaining commodities decreased by $0.1 million, or 0.9%. The decrease consisted of $0.3 million due to a carload decrease of 1,302, or 10.5%, partially offset by $0.2 million due to a 10.6% increase in average revenues per carload.

Non-Freight Revenues

Non-freight revenues were $50.8 million in the three months ended June 30, 2009, compared with $61.3 million in the three months ended June 30, 2008, a decrease of $10.5 million, or 17.2%. The $10.5 million decrease in non-freight revenues consisted of a decrease of $13.0 million, or 21.1%, in non-freight revenues from existing operations, partially offset by $2.4 million in non-freight revenues from new operations. The decrease in non-freight revenues from existing operations included a $7.8 million decline in fuel sales to third parties in Australia.

The following table compares non-freight revenues for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Non-Freight Revenues Comparison Three Months Ended June 30, 2009 and 2008
	2009	% of Total	2008	% of Total
Railcar switching	$23,133	45.5%	$25,571	41.7%
Car hire and rental income	5,562	10.9%	7,731	12.6%
Fuel sales to third parties	3,130	6.2%	10,968	17.9%
Demurrage and storage	6,275	12.4%	4,643	7.6%
Car repair services	2,126	4.2%	1,921	3.1%
Other operating income	10,533	20.8%	10,462	17.1%

Total non-freight revenues	$50,759	100.0%	$61,296	100.0%

The following table sets forth non-freight revenues from new operations and existing operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Non-Freight Revenues from New Operations and Existing Operations Three Months Ended June 30, 2009 and 2008
	2009			2008	2009-2008 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$23,133	$493	$22,640	$25,571	$(2,438)	(9.5%)	$(2,931)	(11.5%)
Car hire and rental income	5,562	902	4,660	7,731	(2,169)	(28.1%)	(3,071)	(39.7%)
Fuel sales to third parties	3,130	—	3,130	10,968	(7,838)	(71.5%)	(7,838)	(71.5%)
Demurrage and storage	6,275	749	5,526	4,643	1,632	35.1%	883	19.0%
Car repair services	2,126	173	1,953	1,921	205	10.7%	32	1.7%
Other operating income	10,533	98	10,435	10,462	71	0.7%	(27)	(0.3%)

Total non-freight revenues	$50,759	$2,415	$48,344	$61,296	$(10,537)	(17.2%)	$(12,952)	(21.1%)

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues decreased $2.9 million, or 11.5%. Excluding a $1.4 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, railcar switching decreased $1.5 million, or 5.8%. The decrease of $1.5 million was primarily due to lower industrial switching revenues and reduced shipments at two of our United States ports.

Car hire and rental income decreased $3.1 million, or 39.7%. Excluding an $0.8 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, car hire and rental income decreased $2.3 million, or 29.9%. The decrease of $2.3 million was primarily due to fewer off-line car moves, the return of leased rail cars in the United States that earned car hire income in the three months ended June 30, 2008, and lower demand for equipment rentals in Australia.

Fuel sales to third parties decreased $7.8 million, or 71.5%, primarily due to a $4.8 million decrease resulting from a 44.2% decrease in revenue per gallon and a $3.0 million decrease resulting from a 48.8% decrease in gallons sold.

All other non-freight revenues increased $0.9 million, or 5.2%. Excluding a $1.3 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, all other non-freight revenues increased $2.2 million, or 12.7%. The increase of $2.2 million was primarily due to higher storage revenues.

Operating Expenses

Overview

Operating expenses were $115.4 million in the three months ended June 30, 2009, compared with $123.0 million in the three months ended June 30, 2008, a decrease of $7.6 million, or 6.2%. The decrease in operating expenses was attributable to a decrease of $18.1 million from existing operations, partially offset by $10.5 million from new operations. Our operating expenses for the three months ended June 30, 2009, included $9.0 million due to the HCRY impairment and related charges and $1.4 million of legal expenses associated with the resolution of the arbitration associated with the M&B Haulage Agreement, partially offset by $1.8 million in gains on the sale of assets and a $0.5 million insurance recovery. Operating expenses for the three months ended June 30, 2008, included $2.1 million in gains on the sale of assets and $0.4 million in gains from insurance recovery.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 88.7% in the three months ended June 30, 2009, from 80.6% in the three months ended June 30, 2008. The increase was primarily driven by the HCRY impairment and related charges in the three months ended June 30, 2009, of $9.0 million, or 7.8% of total operating expenses.

The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Operating Expense Comparison Three Months Ended June 30, 2009 and 2008
	2009		2008
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$47,968	36.9%	$46,294	30.3%
Equipment rents	6,903	5.3%	8,760	5.7%
Purchased services	10,006	7.7%	12,790	8.4%
Depreciation and amortization	11,917	9.2%	9,453	6.2%
Diesel fuel used in operations	7,351	5.6%	17,578	11.5%
Diesel fuel sold to third parties	3,104	2.4%	10,379	6.8%
Casualties and insurance	2,880	2.2%	3,804	2.5%
Materials	5,748	4.4%	6,492	4.3%
Net loss/(gain) on sale and impairment of assets	4,889	3.8%	(2,082)	(1.4%)
Gain on insurance recovery	(500)	(0.4%)	(399)	(0.2%)
Restructuring and related charges	2,288	1.8%	—	0.0%
Other expenses	12,861	9.8%	9,971	6.5%

Total operating expenses	$115,415	88.7%	$123,040	80.6%

Labor and benefits expense was $48.0 million in the three months ended June 30, 2009, compared with $46.3 million in the three months ended June 30, 2008, an increase of $1.7 million, or 3.6%. The increase was attributable to $3.7 million from new operations, partially offset by a $2.0 million decrease from existing operations. The decrease from existing operations consisted primarily of a decrease of $2.9 million attributable to cost cutting measures such as furloughed employees and decreased overtime and $2.2 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by $1.7 million attributable to new business in the United States and Australia and $1.4 million attributable to wage and benefit cost increases.

Equipment rents were $6.9 million in the three months ended June 30, 2009, compared with $8.8 million in the three months ended June 30, 2008, a decrease of $1.9 million, or 21.2%. The decrease was attributable to a $2.8 million decrease from existing operations partially offset by $0.9 million from new operations. The decrease from existing operations was primarily due to a decrease in locomotive and railcar leases as a result of the recession and $0.4 million from the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Purchased services expense was $10.0 million in the three months ended June 30, 2009, compared with $12.8 million in the three months ended June 30, 2008, a decrease of $2.8 million, or 21.8%. The decrease was attributable to a $3.5 million decrease from existing operations, partially offset by $0.7 million from new operations. The decrease from existing operations was primarily due to a decrease of $1.3 million from the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, cost cutting measures implemented at each of our regions and the in-sourcing of locomotive repair work in one of our regions.

Depreciation and amortization expense was $11.9 million in the three months ended June 30, 2009, compared with $9.5 million in the three months ended June 30, 2008, an increase of $2.5 million, or 26.1%. The increase was attributable to $2.3 million from new operations and an increase of $0.5 million from existing operations, partially offset by $0.4 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Diesel fuel expense was $7.4 million in the three months ended June 30, 2009, compared with $17.6 million in the three months ended June 30, 2008, a decrease of $10.2 million, or 58.2%. The decrease was attributable to an $11.0 million decrease from existing operations, partially offset by $0.8 million from new operations. The decrease from existing operations was due to a $9.4 million decrease resulting from a 53.4% decrease in fuel cost per gallon and $1.6 million due to a 20.1% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $3.1 million in the three months ended June 30, 2009, compared with $10.4 million in the three months ended June 30, 2008, a decrease of $7.3 million, or 70.1%. Of this decrease, $4.3 million resulted from a 41.6% decrease in diesel fuel cost per gallon and $3.0 million resulted from a 48.8% decrease in diesel fuel gallons sold.

Net loss/(gain) on sale and impairment of assets was a $4.9 million net loss in the three months ended June 30, 2009, compared with a $2.1 million net gain in the three months ended June 30, 2008. The $4.9 million net loss in 2009 included a $6.7 million non-cash write-down of HCRY’s non-current assets, partially offset by gains from the sale of certain track related assets. The $2.1 million net gain in 2008 included gains resulting from the sale of certain land in the United States and freight cars in Canada.

Restructuring and related charges of $2.3 million in the three months ended June 30, 2009, resulted from the planned shutdown of HCRY’s operations.

The remaining expenses combined were $21.0 million in the three months ended June 30, 2009, compared with $19.9 million in the three months ended June 30, 2008, an increase of $1.1 million, or 5.6%. The increase was attributable to $2.0 million from new operations, partially offset by a $0.9 million decrease from existing operations.

Other Income (Expense) Items

Interest Income

Interest income was $0.2 million in the three months ended June 30, 2009, compared with $0.6 million in the three months ended June 30, 2008, a decrease of $0.4 million.

Interest Expense

Interest expense was $7.1 million in the three months ended June 30, 2009, compared with $4.0 million in the three months ended June 30, 2008, an increase of $3.1 million, or 77.5%, primarily due to the increase in debt resulting from the purchases of RRF, CAGY, OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the three months ended June 30, 2009, was 9.7% compared with 39.5% in the three months ended June 30, 2008. The decrease in 2009 was primarily attributable to the HCRY-related tax benefit of $3.6 million and approximately $2.5 million resulting from the extension of the Short Line Tax Credit on October 3, 2008.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The extension was made retroactive to January 1, 2008 and expires on December 31, 2009. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the three months ended June 30, 2009, was $8.1 million, compared with income from continuing operations attributable to our common stockholders of $16.1 million in the three months ended June 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended June 30, 2009, were $0.22 with 36.9 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.44 with 36.4 million weighted average shares outstanding in the three months ended June 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders for the six months ended June 30, 2009, included after-tax charges of $5.4 million, or $0.15 per diluted share, related to HCRY’s impairment and related charges. Basic EPS from continuing operations attributable to our common stockholders were $0.24 with 34.1 million weighted average shares outstanding in the three months ended June 30, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $0.51 with 31.8 million weighted average shares outstanding in the three months ended June 30, 2008.

Results from Discontinued Operations

Loss from discontinued operations attributable to our common stockholders in the three months ended June 30, 2009, was $0.6 million, compared with a loss from discontinued operations attributable to our common stockholders of $0.7 million in the three months ended June 30, 2008. Loss from discontinued operations attributable to our common stockholders in the three months ended June 30, 2009, consisted primarily of non-cash currency translation adjustments to residual assets in Mexico. Our diluted loss per share from discontinued operations attributable to our common stockholders in the three months ended June 30, 2009, was $0.02 with 36.9 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations attributable to our common stockholders of $0.02 with 36.4 million weighted average shares outstanding in the three months ended June 30, 2008. Basic loss per share from discontinued operations attributable to our common stockholders was $0.02 with 34.1 million weighted average shares outstanding in the three months ended June 30, 2008, compared with basic loss per share from discontinued operations attributable to our common stockholders of $0.02 with 31.8 million weighted average shares outstanding in the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Operating Revenues

Overview

Operating revenues were $268.5 million in the six months ended June 30, 2009, compared with $293.4 million in the six months ended June 30, 2008, a decrease of $24.9 million, or 8.5%. The $24.9 million decrease in operating revenues consisted of a $61.1 million, or 20.8%, decrease in revenues from existing operations, partially offset by $36.3 million in revenues from new operations. The $61.1 million decrease in revenues from existing operations included decreases of $39.4 million in freight revenues and $21.8 million in non-freight revenues. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $15.2 million decrease in operating revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The following table breaks down our operating revenues into new operations and existing operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	2009			2008	2009-2008 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Decrease in Total Operations		Decrease in Existing Operations
Freight revenues	$168,462	$28,695	$139,767	$179,147	$(10,685)	(6.0%)	$(39,380)	(22.0%)
Non-freight revenues	100,051	7,556	92,495	114,249	(14,198)	(12.4%)	(21,754)	(19.0%)

Total operating revenues	$268,513	$36,251	$232,262	$293,396	$(24,883)	(8.5%)	$(61,134)	(20.8%)

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2009 and 2008 (in thousands, except average freight revenues per carload):

	Freight Revenues and Carloads Comparison by Commodity Group Six Months Ended June 30, 2009 and 2008
	Freight Revenues				Carloads				Average Freight Revenues Per Carload
Commodity Group	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total	2009	2008
Coal, Coke & Ores	$36,846	21.9%	$32,234	18.0%	100,552	25.0%	86,954	22.5%	$366	$371
Pulp & Paper	25,547	15.2%	36,811	20.5%	45,963	11.4%	60,920	15.8%	556	604
Farm & Food Products	20,028	11.9%	21,044	11.7%	48,708	12.1%	36,368	9.4%	411	579
Minerals and Stone	18,679	11.1%	20,957	11.7%	66,571	16.5%	68,694	17.8%	281	305
Metals	17,213	10.2%	20,194	11.3%	34,838	8.7%	40,281	10.4%	494	501
Chemicals-Plastics	16,236	9.6%	15,471	8.6%	25,038	6.2%	23,524	6.1%	648	658
Lumber & Forest Products	13,526	8.0%	16,638	9.3%	29,914	7.4%	37,640	9.7%	452	442
Petroleum Products	10,288	6.1%	9,248	5.2%	14,798	3.7%	13,787	3.6%	695	671
Autos & Auto Parts	2,292	1.4%	3,903	2.2%	3,763	0.9%	6,778	1.8%	609	576
Other	7,807	4.6%	2,647	1.5%	32,483	8.1%	11,037	2.9%	240	240

Total freight revenues	$168,462	100.0%	$179,147	100.0%	402,628	100.0%	385,983	100.0%	418	464

Total carloads increased by 16,645 carloads, or 4.3%, in the six months ended June 30, 2009, compared with the same period in 2008. The increase consisted of 71,676 carloads from new operations, partially offset by a decrease of 55,031 carloads, or 14.3%, from existing operations.

The overall average revenues per carload decreased 9.9% to $418 in the six months ended June 30, 2009, compared with the same period in 2008. Average freight revenues per carload from existing operations decreased 9.0% to $422. The decrease in same railroad average revenues per carload of 9.0% was impacted by four factors: lower fuel surcharges, the depreciation of the Canadian and Australian dollars relative to the United States dollar, changes in commodity mix and changes in the RCAF which reduced average revenues per carload by 4.5%, 4.3%, 1.9% and 0.6%, respectively. Excluding these four factors, same railroad average revenues per carload increased 2.3% in total and 5.0% in North America.

The following table sets forth freight revenues by commodity group from new operations and existing operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Freight Revenues by Commodity Group From Existing and New Operations Six Months Ended June 30, 2009 and 2008
	2009			2008	2009-2008 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Coal, Coke & Ores	$36,846	$10,539	$26,307	$32,234	$4,612	14.3%	$(5,927)	(18.4%)
Pulp & Paper	25,547	1,408	24,139	36,811	(11,264)	(30.6%)	(12,672)	(34.4%)
Farm & Food Products	20,028	2,381	17,647	21,044	(1,016)	(4.8%)	(3,397)	(16.1%)
Minerals and Stone	18,679	2,156	16,523	20,957	(2,278)	(10.9%)	(4,434)	(21.2%)
Metals	17,213	3,722	13,491	20,194	(2,981)	(14.8%)	(6,703)	(33.2%)
Chemicals-Plastics	16,236	2,724	13,512	15,471	765	4.9%	(1,959)	(12.7%)
Lumber & Forest Products	13,526	180	13,346	16,638	(3,112)	(18.7%)	(3,292)	(19.8%)
Petroleum Products	10,288	316	9,972	9,248	1,040	11.2%	724	7.8%
Autos & Auto Parts	2,292	3	2,289	3,903	(1,611)	(41.3%)	(1,614)	(41.4%)
Other	7,807	5,266	2,541	2,647	5,160	194.9%	(106)	(4.0%)

Total freight revenues	$168,462	$28,695	$139,767	$179,147	$(10,685)	(6.0%)	$(39,380)	(22.0%)

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group is generally related to lower fuel surcharges, depreciation of the Australian and Canadian dollars relative to the United States dollar, the impact of lower fuel prices on rates that are indirectly indexed to fuel prices (e.g., RCAF indexed contracts) and changes in mix of business.

Coal, coke and ores revenues decreased by $5.9 million, or 18.4%. The decrease consisted of $3.5 million due to a 10.9% decrease in average revenues per carload primarily due to changes in the mix of business and $2.4 million due to a carload decrease of 7,351, or 8.5%. The carload decrease was primarily due to extended maintenance outages at a mine in Utah and at power plants in the United States as well as decreased demand.

Pulp and paper revenues decreased $12.7 million, or 34.4%. Excluding a $1.6 million decrease due to the depreciation of the Canadian dollar relative to the United States dollar, pulp and paper revenues decreased by $11.1 million. The decrease of $11.1 million consisted of $9.7 million due to a carload decrease of 17,448, or 28.6%, and $1.4 million due to a 4.0% decrease in average revenues per carload as a result of a decrease in the fuel surcharge. The carload decrease was primarily due to decreased demand resulting in production cutbacks at customer locations and temporary shutdowns of plants served by us as a result of the recession.

Farm and food products revenues decreased by $3.4 million, or 16.1%. Excluding a $3.0 million decrease due to the depreciation of the Canadian and Australian dollars relative to the United States dollar, farm and food product revenues decreased by $0.4 million. The decrease of $0.4 million consisted of $3.5 million due to a 19.6% decrease in average revenues per carload, partially offset by $3.1 million due to a carload increase of 7,873, or 21.6%. The carload increase was primarily due to increased grain shipments in Australia as the result of an improved grain harvest. Because rates for Australian grain traffic have both a fixed and variable component, the increase in Australian grain traffic results in lower average revenues per carload. In addition, current Australian grain shipments were shorter-haul traffic for export compared with longer-haul interstate traffic to fulfill domestic needs during the severe drought last year.

Minerals and stone revenues decreased by $4.4 million, or 21.2%. Excluding a $1.7 million decrease due to the depreciation of the Canadian and Australian dollars relative to the United States dollar, minerals and stone revenues decreased $2.7 million. The decrease of $2.7 million consisted of $2.1 million due to a carload decrease of 7,903, or 11.5%, and $0.6 million due to a 3.3% decrease in average revenues per carload. The carload decrease was primarily due to reduced demand as a result of the recession.

Metals revenues decreased by $6.7 million, or 33.2%. Excluding a $0.8 million decrease due to the depreciation of the Canadian dollar relative to the United States dollar, metals revenues decreased $5.9 million. The decrease of $5.9 million consisted of $8.1 million due to a carload decrease of 15,119, or 37.5%, partially offset by $2.2 million due to an 11.5% increase in average revenues per carload. The carload decrease was primarily due to severe weakness in the steel market, reduced construction activity and the permanent closure of a plant served by us.

Chemicals and plastics revenues decreased by $2.0 million, or 12.7%. The decrease consisted of $1.5 million due to a carload decrease of 2,314, or 9.8%, and $0.5 million due to a 3.1% decrease in average revenues per carload. The carload decrease was primarily due to the temporary shutdown of a customer in the Northeastern United States.

Lumber and forest products revenues decreased by $3.3 million, or 19.8%. The decrease consisted of $3.6 million due to a carload decrease of 8,044, or 21.4%, partially offset by $0.3 million due to a 2.0% increase in average revenues per carload. The carload decrease was primarily due to weak demand attributable to the decline in the housing market in the United States.

Auto and auto parts revenues decreased by $1.6 million, or 41.4%. The decrease consisted of $1.8 million due to a carload decrease of 3,025, or 44.6%, partially offset by $0.2 million due to a 5.9% increase in average revenues per carload. The carload decrease was primarily due to the decrease in production from the auto industry.

Freight revenues from all remaining commodities increased by $0.6 million, or 5.2%. The increase consisted of $1.0 million due to a 12.7% increase in average revenue per carload, partially offset by $0.3 million due to a carload decrease of 1,700, or 6.8%.

Non-Freight Revenues

Non-freight revenues were $100.1 million in the six months ended June 30, 2009, compared with $114.2 million in the six months ended June 30, 2008, a decrease of $14.2 million, or 12.4%. The $14.2 million decrease in non-freight revenues consisted of a decrease of $21.8 million in non-freight revenues from existing operations, partially offset by $7.6 million in non-freight revenues from new operations.

The following table compares non-freight revenues for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Non-Freight Revenues Comparison Six Months Ended June 30, 2009 and 2008
	2009	% of Total	2008	% of Total
Railcar switching	$45,987	46.0%	$46,679	40.9%
Car hire and rental income	10,539	10.5%	14,887	13.0%
Fuel sales to third parties	6,701	6.7%	20,062	17.6%
Demurrage and storage	13,331	13.3%	9,312	8.2%
Car repair services	4,166	4.2%	3,808	3.3%
Other operating income	19,327	19.3%	19,501	17.0%

Total non-freight revenues	$100,051	100.0%	$114,249	100.0%

The following table sets forth non-freight revenues from new operations and existing operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Non-Freight Revenues from New Operations and Existing Operations Six Months Ended June 30, 2009 and 2008
	2009			2008	2009-2008 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$45,987	$3,466	$42,521	$46,679	$(692)	(1.5%)	$(4,158)	(8.9%)
Car hire and rental income	10,539	1,618	8,921	14,887	(4,348)	(29.2%)	(5,966)	(40.1%)
Fuel sales to third parties	6,701	—	6,701	20,062	(13,361)	(66.6%)	(13,361)	(66.6%)
Demurrage and storage	13,331	1,743	11,588	9,312	4,019	43.2%	2,276	24.4%
Car repair services	4,166	373	3,793	3,808	358	9.4%	(15)	(0.4%)
Other operating income	19,327	356	18,971	19,501	(174)	(0.9%)	(530)	(2.7%)

Total non-freight revenues	$100,051	$7,556	$92,495	$114,249	$(14,198)	(12.4%)	$(21,754)	(19.0%)

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues decreased $4.2 million, or 8.9%. Excluding a $2.5 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, railcar switching decreased $1.7 million, or 3.6%. The decrease of $1.7 million included a $3.6 million decline in port switching revenues primarily due to business interruptions caused by Hurricane Ike at one of our port operations late last year and reduced shipments at other ports served by us, partially offset by an increase in industrial switching of $2.0 million primarily due to expanded iron ore service in Australia.

Car hire and rental income decreased $6.0 million, or 40.1%. Excluding a $1.8 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, car hire and rental income decreased $4.2 million, or 28.0%. The decrease of $4.2 million was primarily due to fewer off-line car moves, the return of leased rail cars in the United States that earned car hire income in the six months ended June 30, 2008, and lower demand for equipment rentals in Australia.

Fuel sales to third parties decreased $13.4 million, or 66.6%, primarily due to an $8.8 million decrease resulting from a 43.7% decrease in revenue per gallon and a $4.6 million decrease resulting from a 40.8% decrease in gallons sold.

Demurrage and storage income increased $2.3 million, or 24.4%, primarily due to an increased number of unutilized cars due to reduced carload activity in the North American rail industry, which is causing car owners to look for storage options.

All other non-freight revenues decreased $0.5 million, or 2.3%. Excluding a $2.5 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, all other non-freight revenues increased $2.0 million, or 8.6%. The increase of $2.0 million was primarily due to crewing and other ancillary business in Australia.

Operating Expenses

Overview

Operating expenses were $227.8 million in the six months ended June 30, 2009, compared with $242.4 million in the six months ended June 30, 2008, a decrease of $14.6 million, or 6.0%. The decrease in operating expenses was attributable to a decrease of $40.1 million from existing operations, partially offset by $25.5 million from new operations. Our operating expenses for the six months ended June 30, 2009, included $9.0 million due to the HCRY impairment and related charges and $1.4 million of legal expenses associated with the resolution of the arbitration associated with the M&B Haulage Agreement, partially offset by $2.0 million in gains on the sale of assets and a $0.5 million insurance recovery. Operating expenses for the six months ended June 30, 2008, included $2.6 million in gains on the sale of assets and $0.4 million in gains from insurance recovery.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 84.8% in the six months ended June 30, 2009, from 82.6% in the six months ended June 30, 2008. The increase was primarily driven by the HCRY impairment and related charges in the six months ended June 30, 2009 of $9.0 million, or 4.0% of total operating expenses.

The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Operating Expense Comparison Six Months Ended June 30, 2009 and 2008
	2009		2008
	$	Percentage of Operating Revenues	$	Percentage of Operating Revenues
Labor and benefits	$97,932	36.5%	$92,411	31.5%
Equipment rents	14,793	5.5%	17,143	5.8%
Purchased services	19,317	7.2%	23,627	8.0%
Depreciation and amortization	23,423	8.7%	18,652	6.4%
Diesel fuel used in operations	16,344	6.1%	33,363	11.4%
Diesel fuel sold to third parties	6,493	2.4%	18,946	6.5%
Casualties and insurance	6,464	2.4%	8,038	2.7%
Materials	11,351	4.2%	12,597	4.3%
Net loss/(gain) on sale and impairment of assets	4,650	1.7%	(2,632)	(0.9%)
Gain on insurance recovery	(500)	(0.2%)	(399)	(0.1%)
Restructuring charges	2,288	0.9%	—	0.0%
Other expenses	25,218	9.4%	20,669	7.0%

Total operating expenses	$227,773	84.8%	$242,415	82.6%

Labor and benefits expense was $97.9 million in the six months ended June 30, 2009, compared with $92.4 million in the six months ended June 30, 2008, an increase of $5.5 million, or 6.0%. The increase was attributable to $9.4 million from new operations, partially offset by a $3.9 million decrease from existing operations. The decrease from existing operations consisted primarily of a decrease of $4.9 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar and $4.5 million attributable to cost cutting measures such as furloughed employees and decreased overtime, partially offset by $3.5 million attributable to new business in the United States and Australia and $2.0 million attributable to wage and benefit cost increases.

Equipment rents were $14.8 million in the six months ended June 30, 2009, compared with $17.1 million in the six months ended June 30, 2008, a decrease of $2.4 million, or 13.7%. The decrease was attributable to a $4.5 million decrease from existing operations, partially offset by $2.2 million from new operations. The decrease from existing operations was primarily due to a decrease in locomotive and railcar leases as a result of the recession and $1.0 million due to depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Purchased services expense was $19.3 million in the six months ended June 30, 2009, compared with $23.6 million in the six months ended June 30, 2008, a decrease of $4.3 million, or 18.2%. The decrease was attributable to a $6.2 million decrease from existing operations, partially offset by $1.9 million from new operations. The decrease from existing operations was primarily due to cost cutting measures implemented at each of our regions, the in-sourcing of locomotive repair work in one of our regions and $2.8 million from the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Depreciation and amortization expense was $23.4 million in the six months ended June 30, 2009, compared with $18.7 million in the six months ended June 30, 2008, an increase of $4.8 million, or 25.6%. The increase was attributable to $4.7 million from new operations and an increase of $1.0 million from existing operations, partially offset by $1.0 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Diesel fuel expense was $16.3 million in the six months ended June 30, 2009, compared with $33.4 million in the six months ended June 30, 2008, a decrease of $17.0 million, or 51.0%. The decrease was attributable to a $19.1 million decrease from existing operations, partially offset by $2.1 million from new operations. The decrease from existing operations was due to a $16.5 million decrease resulting from a 49.5% decrease in fuel cost per gallon and $2.6 million due to a 15.2% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $6.5 million in the six months ended June 30, 2009, compared with $18.9 million in the six months ended June 30, 2008, a decrease of $12.5 million, or 65.7%. Of this decrease, $8.0 million resulted from a 42.1% decrease in diesel fuel cost per gallon and $4.5 million resulted from a 40.8% decrease in diesel fuel gallons sold.

Casualties and insurance expense was $6.5 million in the six months ended June 30, 2009, compared with $8.0 million in the six months ended June 30, 2008, a decrease of $1.6 million, or 19.6%. The decrease was attributable to a $2.2 million decrease from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily attributable to our long-term improvements in the safety of our railroad operations.

Net loss/(gain) on sale and impairment of assets was a $4.7 million net loss in the six months ended June 30, 2009, compared with a $2.6 million net gain in the six months ended June 30, 2008. The $4.7 million net loss in 2009 included a $6.7 million non-cash write-down of HCRY’s non-current assets, partially offset by gains from the sale of certain track related assets. The $2.6 million net gain in 2008 included gains resulting from the sale of certain land in the United States and freight cars in Canada.

Restructuring and related charges of $2.3 million in the six months ended June 30, 2009, resulted from the planned shutdown of HCRY’s operations.

The remaining expenses combined were $36.1 million in the six months ended June 30, 2009, compared with $32.9 million in the six months ended June 30, 2008, an increase of $3.2 million, or 9.7%. The increase was attributable to $4.5 million from new operations, partially offset by a decrease of $1.3 million from existing operations. The decrease from existing operations was primarily due to cost cutting measures on each of our railroads and $1.3 million due to depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by $1.4 million of legal expenses associated with the resolution of the arbitration associated with the M&B Haulage Agreement.

Other Income (Expense) Items

Interest Income

Interest income was $0.4 million in the six months ended June 30, 2009, compared with $1.2 million in the six months ended June 30, 2008, a decrease of $0.8 million.

Interest Expense

Interest expense was $14.3 million in the six months ended June 30, 2009, compared with $8.0 million in the six months ended June 30, 2008, an increase of $6.3 million or 78.8%, primarily due to the increase in debt resulting from the purchases of RRF, CAGY, OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the six months ended June 30, 2009, was 21.5% compared with 38.8% in the six months ended June 30, 2008. The decrease in 2009 was primarily attributable to approximately $4.4 million resulting from the extension of the Short Line Tax Credit on October 3, 2008, and the HCRY-related tax benefit of $3.6 million.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The extension was made retroactive to January 1, 2008 and expires on December 31, 2009. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the six months ended June 30, 2009, was $22.0 million, compared with income from continuing operations attributable to our common stockholders of $27.4 million in the six months ended June 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the six months ended June 30, 2009, were $0.60 with 36.6 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.76 with 36.2 million weighted average shares outstanding in the six months ended June 30, 2008. Our Basic EPS from continuing operations attributable to our common stockholders were $0.65 with 33.8 million weighted average shares outstanding in the six months ended June 30, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $0.87 with 31.6 million weighted average shares outstanding in the six months ended June 30, 2008.

Results from Discontinued Operations

Loss from discontinued operations attributable to our common stockholders in the six months ended June 30, 2009, was $0.7 million, compared with a loss from discontinued operations attributable to our common stockholders of $1.6 million in the six months ended June 30, 2008. Loss from discontinued operations attributable to our common stockholders in the six months ended June 30, 2009, consisted primarily of non-cash currency translation adjustments to residual assets in Mexico. Our diluted loss per share from discontinued operations attributable to our common stockholders in the six months ended June 30, 2009, was $0.02 with 36.6 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations attributable to our commons stockholders of $0.04 with 36.2 million weighted average shares outstanding in the six months ended June 30, 2008. Basic loss per share from discontinued operations attributable to our common stockholders was $0.02 with 33.8 million weighted average shares outstanding in the six months ended June 30, 2009, compared with basic loss per share from discontinued operations attributable to our common stockholders of $0.05 with 31.6 million weighted average shares outstanding in the six months ended June 30, 2008.

Liquidity and Capital Resources

On June 15, 2009, we completed a public offering of 4,600,000 shares of our Class A common stock at $24.50 per share, which included 600,000 shares of our Class A common stock issued as a result of the underwriters’ exercise of their over-allotment option. We received net proceeds of $107.0 million from the sale of our Class A common stock.

In June 2009, we used a portion of the proceeds along with cash on hand to repay $108.0 million of our revolving credit facility, which represented the entire balance then outstanding. As of June 30, 2009, our $300.0 million revolving credit facility, which matures in 2013, had unused borrowing capacity of $299.9 million and outstanding letter of credit guarantees of $0.1 million. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

During the six months ended June 30, 2009, we generated $44.1 million of cash from continuing operations, compared with $37.6 million of cash from continuing operations during the six months ended June 30, 2008. For the six months ended June 30, 2009, changes in working capital reduced net cash flow from operating activities by $6.4 million. For the six months ended June 30, 2008, changes in working capital reduced net cash flow from operating activities by $14.7 million.

During the six months ended June 30, 2009 and 2008, our cash flows used in investing activities from continuing operations were $26.1 million and $116.7 million, respectively. For the six months ended June 30, 2009, primary drivers of cash used in investing activities were $37.7 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions (net of cash acquired), partially offset by $3.0 million in cash received from grants from outside parties for capital spending completed in 2009, $5.9 million in cash received from grants from outside parties for capital spending completed in prior years, $5.6 million in cash proceeds from the disposition of property and equipment and $2.9 million of insurance proceeds. For the six months ended June 30, 2008, primary drivers of cash used in investing activities were $97.6 million of cash paid for acquisitions (net of cash acquired), $40.9 million of cash used for capital expenditures, partially offset by $8.5 million in cash received from government grants for capital spending completed in 2008, $8.3 million in cash received from government grants for capital spending completed prior to 2008, $4.6 million in cash proceeds from the disposition of property and equipment and $0.4 million of insurance proceeds for the replacement of assets.

During the six months ended June 30, 2009, our cash flows provided by financing activities from continuing operations were $9.7 million, compared with cash provided by financing activities from continuing operations of $71.8 million during the six months ended June 30, 2008. For the six months ended June 30, 2009, primary drivers of cash provided by financing activities were $107.0 million proceeds from the issuance of stock and $5.1 million from exercise of stock-based awards, offset by a decrease in outstanding debt of $102.4 million. For the six months ended June 30, 2008, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $64.5 million and net cash inflows of $7.3 million from exercises of stock-based awards.

At June 30, 2009, we had long-term debt, including current portion, totaling $460.2 million, which comprised 42.1% of our total capitalization, and $299.9 million unused borrowing capacity. At December 31, 2008, we had long-term debt, including current portion, totaling $561.3 million, which comprised 54.0% of our total capitalization.

We believe that our cash flow from operations together with amounts available under our credit facilities will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

2009 Budgeted Capital Expenditures

We have budgeted $58.0 million for capital expenditures in 2009, which consist of track and equipment improvements of $51.0 million and business development projects of $7.0 million. We also expect to receive approximately $38.0 million from grants to fund additional capital expenditures in 2009. Including these grant-funded projects, we have budgeted a total of $96.0 million for capital expenditures in 2009.

For the six months ended June 30, 2009, we have incurred $32.4 million in aggregate capital expenditures, of which we have paid $25.9 million in cash and accrued $6.5 million in accounts payable as of the end of the quarter. We expect to receive $8.7 million in grants related to this year-to-date activity, of which we have received $3.0 million and recorded $5.7 million in outstanding grant receivables from outside parties as of June 30, 2009.

Accordingly, cash paid for purchases of property and equipment of $37.7 million for the six months ended June 30, 2009, included $25.9 million for 2009 capital projects and $11.8 million related to capital expenditures accrued in 2008. Grant proceeds of $8.9 million received in the six months ended June 30, 2009, included $3.0 million related to 2009 capital projects and $5.9 million from grants related to our capital expenditures from prior years.

Credit Facilities

As of June 30, 2009, our $300.0 million revolving loan, which matures in 2013, consisted of letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. The $299.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. Our credit facilities require us to comply with certain financial covenants. As of June 30, 2009, we were in compliance with these covenants. See Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information regarding our credit facilities.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects of average foreign currency exchange rates on revenues during the six months ended June 30, 2009, versus the six months ended June 30, 2008, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollars and the Euro relative to the United States dollar in the six months ended June 30, 2009. The estimated impact for foreign currency was calculated by comparing reported revenues with estimated revenues assuming average rates in effect in the comparable period of the prior year. However, since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. The following table sets forth the estimated impact of foreign currency translation on reported operating revenues (dollars in thousands):

	Six Months Ended June 30, 2009
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$201,144	$—	$201,144
Australia Operating Revenues	42,750	9,597	52,347
Canada Operating Revenues	20,254	5,114	25,368
Netherlands Operating Revenues	4,365	471	4,836

Total Operating Revenues	$268,513	$15,182	$283,695

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. There were no material changes in our off-balance sheet arrangements in the six months ended June 30, 2009.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events” (SFAS 165), which incorporates guidance into accounting literature that was previously addressed only in auditing standards. This statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued. On April 1, 2009, we adopted SFAS 165 – refer to Note 12 for related disclosure.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). This statement removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and removes the exception from applying FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” to qualifying special-purpose entities. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We will adopt SFAS 166 on January 1, 2010, and are currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). This statement is a revision to Interpretation 46(R) “Consolidation of Variable Interest Entities” and requires entities to perform an analysis to determine whether their variable interests give them a controlling interest in a variable interest entity and requires an ongoing reassessment of whether an entity is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009, and for interim periods within that first annual reporting period. We will adopt SFAS 167 on January 1, 2010, and are currently evaluating the impact of the provisions of this standard on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification will become the source of authoritative United States generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The codification does not change or alter existing GAAP, therefore, we do not expect there to be an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On October 2, 2008, we entered into two interest rate swap agreements to manage our exposure to interest rates on a portion of our outstanding borrowings. The first swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive 1-month LIBOR. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires us to pay 3.07% on the notional amount and allows us to receive 1-month LIBOR. This swap expires on December 31, 2009. The fair value of the interest rate swap agreements were estimated based on Level 2 valuation inputs. The fair values of the swaps represented liabilities of $6.2 million and $1.3 million, respectively, at June 30, 2009 and $10.6 million and $2.2 million, respectively, at December 31, 2008. During the six months ended June 30, 2009, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the disclosure controls and procedures are effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

On June 25, 2007, our wholly-owned subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), formally notified the Secretaria de Communicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions has not been specified. The proposed sanctions are based, in part, on allegations that FCCM has violated the Railroad Service Law in Mexico and the terms of its concession. On August 30, 2007, FCCM filed a brief with the SCT that challenged the proposed sanctions and introduced evidence supporting FCCM’s right to resign its concession. On September 21, 2007, FCCM also filed a proceeding in the Tax and Administrative Federal Court in Mexico seeking an annulment of the SCT’s July 24, 2007 official letter and recognition of FCCM’s right to resign its concession. As a result of SCT’s answer in this proceeding, on June 26, 2008, FCCM filed a brief with new arguments. The SCT also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. The District Court admitted the proceeding on October 11, 2007, and a hearing on the constitutional grounds for the seizure and the legality of the SCT’s actions took place on February 1, 2008. On April 30, 2008, the District Court issued a decision upholding the seizure without analyzing the merits of the case. On May 21, 2008, FCCM appealed the decision issued by the District Court, before the Circuit Court in Merida. On March 31, 2009, the Circuit Court confirmed the decision issued by the District Court. FCCM filed a new constitutional proceeding on June 13, 2009, challenging the Circuit Court’s decision. In addition to the allegations made by the SCT, FCCM is subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings. We believe the SCT and customer actions are without merit and unlawful and we will continue to pursue appropriate legal remedies to support FCCM’s resignation of the concession and to recover FCCM’s operating assets. As of June 30, 2009, there was a net asset of $0.2 million remaining on our balance sheet associated with our Mexican operations.

M&B Arbitration

Our subsidiary, Meridian & Bigbee Railroad LLC (M&B), CSX Transportation, Inc. (CSX) and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX and KCS in an effort to collect on outstanding claims of approximately $6.8 million under the Haulage Agreement. On June 23, 2009, the parties resolved their differences and agreed to withdraw the request for arbitration. In connection with the resolution of the ongoing arbitration, we recorded $1.4 million in legal expenses during the second quarter of 2009.

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

ITEM 1A.	RISK FACTORS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2009	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	10,591	$28.32	—	—
June 1 to June 30	4,314	$31.16	—	—

Total	14,905	$29.14	—	—

(1)	The 14,095 shares acquired in the three months ended June 30, 2009, represent common stock acquired by us from our employees who surrendered shares in lieu of cash to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2009, our stockholders voted on the following proposals at our Annual Stockholders Meeting:

Proposal 1: To elect two directors, David C. Hurley and Peter O. Scannell to serve for a three-year term expiring in 2012:

	Total Votes For	Total Votes Authority Held
David C. Hurley	44,996,824	11,891,755
Peter O. Scannell	50,769,153	6,119,426

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

Total Votes For:	56,795,165
Total Votes Against:	71,885
Total Votes Abstained:	21,527

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: August 7, 2009	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: August 7, 2009	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation

Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004 (SEC File No. 001-31456)

3.2	By-Laws

Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-31456)

*10.1	Form of Option Award Notice (as supplemented, May 29, 2009) under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008)

*10.2	Form of Restricted Stock Award Notice (as supplemented, May 29, 2009) under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certifications

*	Exhibit filed with this Report.