Form 10-Q
period 2009-09-30
GENESEE & WYOMING INC
filed 2009-11-06
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒   NO

Shares of common stock outstanding as of the close of business on October 30, 2009:

Class	Number of Shares Outstanding
Class A Common Stock	38,431,145
Class B Common Stock	2,558,790

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 and DECEMBER 31, 2008

(in thousands, except share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,018	$31,693
Accounts receivable, net	111,918	120,874
Materials and supplies	8,145	7,708
Prepaid expenses and other	10,948	12,270
Current assets of discontinued operations	738	1,676
Deferred income tax assets, net	18,161	18,101

Total current assets	245,928	192,322

PROPERTY AND EQUIPMENT, net	1,004,624	998,995
INVESTMENT IN UNCONSOLIDATED AFFILIATES	1,639	4,986
GOODWILL	161,403	150,958
INTANGIBLE ASSETS, net	246,300	223,442
DEFERRED INCOME TAX ASSETS, net	3,206	—
OTHER ASSETS, net	16,535	16,578

Total assets	$1,679,635	$1,587,281

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,361	$26,034
Accounts payable	116,115	124,162
Accrued expenses	41,983	37,903
Current liabilities of discontinued operations	22	1,121
Deferred income tax liabilities, net	—	192

Total current liabilities	185,481	189,412

LONG-TERM DEBT, less current portion	428,398	535,231
DEFERRED INCOME TAX LIABILITIES, net	241,733	234,979
DEFERRED ITEMS - grants from outside parties	134,503	113,302
OTHER LONG-TERM LIABILITIES	24,334	34,943
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 50,839,211 and 45,830,569 shares issued and 38,428,905 and 33,435,168 shares outstanding (net of 12,410,306 and 12,395,401 shares in treasury) on September 30, 2009 and December 31, 2008, respectively	508	458
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,558,790 and 2,585,152 shares issued and outstanding on September 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	328,310	214,356
Retained earnings	522,621	479,598
Accumulated other comprehensive income/(loss)	16,497	(14,033)
Treasury stock, at cost	(202,776)	(202,342)

Total Genesee & Wyoming Inc. stockholders’ equity	665,186	478,063
Noncontrolling interest	—	1,351

Total equity	665,186	479,414

Total liabilities and equity	$1,679,635	$1,587,281

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES	$136,446	$159,432	$404,959	$452,828

OPERATING EXPENSES:
Transportation	41,430	51,897	124,501	152,629
Maintenance of ways and structures	12,811	12,535	39,580	38,698
Maintenance of equipment	16,201	18,084	49,704	53,954
Diesel fuel sold to third parties	3,603	9,947	10,096	28,893
General and administrative	21,784	23,369	69,860	68,452
Net loss/(gain) on sale and impairment of assets	96	(1,185)	4,746	(3,817)
Gain on insurance recoveries	(2,644)	—	(3,144)	(399)
Restructuring and related charges	—	—	2,288	—
Depreciation and amortization	12,050	10,219	35,473	28,871

Total operating expenses	105,331	124,866	333,104	367,281

INCOME FROM OPERATIONS	31,115	34,566	71,855	85,547
Gain on sale of investment in Bolivia	427	—	427	—
Interest income	252	597	677	1,753
Interest expense	(6,376)	(4,250)	(20,650)	(12,203)
Other income/(expense), net	665	(99)	1,909	560

Income from continuing operations before income taxes	26,083	30,814	54,218	75,657
Provision for income taxes	6,361	10,686	12,397	28,082

Income from continuing operations, net of tax	19,722	20,128	41,821	47,575
Income/(loss) from discontinued operations, net of tax	2,017	1,087	1,348	(487)

Net income	21,739	21,215	43,169	47,088
Less: Net income attributable to noncontrolling interest	(78)	(61)	(146)	(146)

Net income attributable to Genesee & Wyoming Inc.	$21,661	$21,154	$43,023	$46,942

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.51	$0.63	$1.18	$1.49
Basic earnings/(loss) per common share from discontinued operations	0.05	0.03	0.04	(0.02)

Basic earnings per common share	$0.56	$0.66	$1.22	$1.48

Weighted average shares - Basic	38,388	32,018	35,328	31,758

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$0.48	$0.55	$1.09	$1.31
Diluted earnings/(loss) per common share from discontinued operations	0.05	0.03	0.04	(0.01)

Diluted earnings per common share	$0.53	$0.58	$1.13	$1.29

Weighted average shares - Diluted	41,183	36,592	38,163	36,334

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

(dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,169	$47,088
Adjustments to reconcile net income to net cash provided by operating activities:
(Income)/Loss from discontinued operations	(1,348)	487
Depreciation and amortization	35,473	28,871
Compensation cost related to equity awards	4,227	4,163
Excess tax benefit from share-based compensation	(1,173)	(1,830)
Deferred income taxes	890	7,549
Net loss/(gain) on sale and impairment of assets	4,746	(3,817)
Gain on sale of investment in Bolivia	(427)	—
Gain on insurance recoveries	(3,144)	(399)
Insurance proceeds received	2,175	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	9,481	(13,089)
Materials and supplies	514	(662)
Prepaid expenses and other	1,595	8,968
Accounts payable and accrued expenses	(7,269)	12,356
Other assets and liabilities, net	(523)	3,972

Net cash provided by operating activities from continuing operations	88,386	93,657
Net cash used in operating activities from discontinued operations	(275)	(2,815)

Net cash provided by operating activities	88,111	90,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,977)	(61,999)
Grant proceeds from outside parties	16,530	21,832
Cash paid for acquisitions, net of cash acquired	(5,780)	(115,699)
Insurance proceeds for the replacement of assets	3,996	419
Proceeds from sale of investment in Bolivia	3,771	—
Proceeds from disposition of property and equipment	6,196	6,992

Net cash used in investing activities from continuing operations	(35,264)	(148,455)
Net cash provided by investing activities from discontinued operations	1,774	—

Net cash used in investing activities	(33,490)	(148,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(207,221)	(117,905)
Proceeds from issuance of long-term debt	98,000	163,000
Net proceeds from employee stock purchases	5,307	9,122
Treasury stock purchases	(434)	(2,355)
Stock issuance proceeds, net of stock issuance costs	106,641	—
Excess tax benefit from share-based compensation	1,173	1,830

Net cash provided by financing activities	3,466	53,692

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,130	(2,907)

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	108	(348)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	64,325	(7,176)
CASH AND CASH EQUIVALENTS, beginning of period	31,693	46,684

CASH AND CASH EQUIVALENTS, end of period	$96,018	$39,508

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2009 and 2008, are presented on a basis consistent with the audited financial statements (except as described below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2008 was derived from the audited financial statements in the Company’s 2008 Annual Report on Form 10-K (except as described below) but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K. Certain prior period balances have been reclassified to conform to the 2009 presentation.

On January 1, 2009, the Company adopted new accounting guidance that changed the accounting treatment for noncontrolling (minority) interests. The guidance requires the reporting of noncontrolling (minority) interests as a component of equity, separately identifying net income attributable to the parent and noncontrolling interest in the income statement, accounting for changes in a parent’s ownership interest while it retains a controlling interest as equity transactions and initially measuring at fair value any retained noncontrolling equity investment upon the deconsolidation of a subsidiary. The Company’s subsidiary, Maryland Midland Railway, Inc. (Maryland Midland), had a 12.6% noncontrolling minority interest holder. In September 2009, as a result of the exercise of a pre-existing option by the noncontrolling interest holder, the Company recorded an obligation to purchase the 12.6% interest in Maryland Midland for $4.4 million.

Upon adoption of the accounting guidance, the Company reclassified $1.4 million from minority interest to noncontrolling interest in equity in the consolidated balance sheets. Additionally, income attributable to the noncontrolling interest was reclassified from other income and presented separately in the consolidated income statements. While a reconciliation of equity from the beginning of the current fiscal year to the balance sheet date, as well as for the comparative periods presented in each quarterly and annual filing is required, the Company did not present an equity reconciliation in the consolidated statements as the noncontrolling interest was not material to the Company.

2. CHANGES IN OPERATIONS:

Canada

Huron Central Railway Inc: In the second quarter of 2009, the Company recorded charges of $5.4 million after-tax, reflecting a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million associated with the Company’s subsidiary, Huron Central Railway Inc. (HCRY), partially offset by tax benefits totaling $3.6 million. The recession had caused HCRY’s traffic to decline substantially over the previous 12 months, to the point that the railroad was not economically viable to operate for the long term. Effective August 15, 2009, HCRY entered into an agreement to continue to operate the line through August 14, 2010. This agreement resulted in no material changes to the previous accounting charges related to HCRY. However, the Company does not expect to make any significant cash payments related to these restructuring and related charges until the third quarter of 2010. The Company did not incur any additional restructuring charges related to HCRY in the third quarter of 2009.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

United States

Ohio Central Railroad System: On October 1, 2008, the Company acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for final working capital. In addition, the Company placed $7.5 million of contingent consideration into escrow at the acquisition date. This amount was accrued and recorded as an additional cost of the acquisition at September 30, 2009, and was paid to the seller on October 1, 2009, due to the satisfaction of certain conditions. The Company has included 100% of the value of OCR’s net assets in its consolidated balance sheet since October 1, 2008.

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

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for final working capital. During the third quarter of 2008, the Company also paid to the seller contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, the Company agreed to pay contingent consideration to the seller of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. The Company has included 100% of the value of CAGY’s net assets in its consolidated balance sheet since May 30, 2008. As a result of the unanticipated non-renewal of an acquired lease, the Company recorded a $0.7 million non-cash write-down of non-current assets in the three months ended September 30, 2009.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, the Company agreed to pay to the seller contingent consideration of up to €1.8 million (or approximately $2.5 million), of which €0.8 million (or $1.0 million) was accrued and recorded as additional cost of the acquisition at December 31, 2008, and was paid in the first quarter of 2009. In the event the contingencies are satisfied, the remaining €1.0 million (or $1.5 million at the September 30, 2009 exchange rate) will be paid to the seller over the next two years and will be recorded as additional cost of the acquisition. The Company has included 100% of the value of RRF’s net assets in its consolidated balance sheet since April 8, 2008.

South America

On September 29, 2009, in conjunction with its partner UniRail LLC (UniRail), the Company sold substantially all of its interests in Ferroviaria Oriental S.A. (Oriental), which is located in Eastern Bolivia. The Company recorded a net gain on the sale of its investment in Bolivia of $0.4 million in the three months ended September 30, 2009. The Company’s portion of the sale proceeds totaled $3.9 million, against which it applied the remaining net book value of $3.4 million and direct costs of the sale of $0.1 million.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed for CAGY and RRF was finalized during the fourth quarter of 2008. The allocation of purchase price to the assets acquired and liabilities assumed for OCR and Georgia Southwestern was finalized during the third quarter of 2009. During the nine months ended September 30, 2009, the Company made the following adjustments to its initial allocation of purchase price for OCR based on the completion of its fair value analysis and $7.9 million of additional purchase price recorded in 2009 related to contingent consideration and working capital adjustments: $33.2 million decrease in property and equipment, $27.8 million increase in intangible assets, $7.8 million increase in goodwill, a decrease in other long-term liabilities of $4.7 million and a net decrease in all other net assets of $0.8 million. During the nine months ended September 30, 2009, there were no material adjustments made to the initial allocation of purchase price for Georgia Southwestern.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the final purchase price allocations for the OCR and Georgia Southwestern acquisitions as of September 30, 2009 (dollars in thousands):

	OCR	Georgia Southwestern
Purchase Price Allocations:
Cash	$2,757	$325
Other current assets	6,906	835
Property and equipment	190,963	23,410
Intangible assets	60,329	—
Goodwill	67,026	5,415
Other assets	569	—

Total assets	328,550	29,985

Current liabilities	4,377	970
Long-term debt, including current portion	12,793	5,317
Deferred tax liabilities, net	83,247	6,643
Other long-term liabilities	300	—

Total liabilities	100,717	12,930

Net assets	$227,833	$17,055

Intangible Assets:
Track access agreements	$60,329	$—
Amortization period	44 Years	—

The deferred tax liabilities in the purchase price allocations are primarily driven by differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Discontinued Operations

In August of 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis) for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. Accordingly, the Company recorded a net gain of $2.2 million on the sale within discontinued operations. The Company does not expect any material adverse financial impact from its remaining Mexican subsidiary, GW Servicios S.A. (Servicios). See Note 11 for additional information regarding the Company’s discontinued operations.

Results of Continuing Operations

When comparing the Company’s results of continuing operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three and nine months ended September 30, 2008, as if the CAGY and OCR acquisitions were consummated at the beginning of the year 2008. The following pro forma combined financial statements do not include adjustments for any potential operating efficiencies, cost savings from expected synergies, the impact of conforming to the Company’s accounting policies or the impact of derivative instruments that the Company may elect to use to mitigate interest rate risk with the incremental borrowings used to fund the acquisitions (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Operating revenues	$178,238	$511,306
Net income attributable to Genesee & Wyoming Inc.	$15,456	$39,788
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.48	$1.25
Diluted earnings per common share from continuing operations	$0.42	$1.10

The unaudited pro forma operating results for the three months ended September 30, 2008, include the acquisition of OCR adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. The unaudited pro forma operating results for the nine months ended September 30, 2008, include the acquisitions of OCR and CAGY adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisitions.

In addition, CAGY’s results for the nine months ended September 30, 2008, reflected in these pro forma operating results, include certain senior management compensation that the Company does not believe would have continued in future periods but which does not qualify for elimination under the treatment and presentation of pro forma financial results. OCR’s operating expenses for the three and nine months ended September 30, 2008, included certain corporate administrative and other costs that the Company does not believe would have continued as ongoing expenses, but do not qualify for elimination under the treatment and presentation of pro forma results.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed dates and for the periods presented and are not intended to be a projection of future results or trends.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$19,644	$20,067	$41,675	$47,429
Income/(Loss) from discontinued operations, net of tax	2,017	1,087	1,348	(487)

Net income	$21,661	$21,154	$43,023	$46,942

Denominators:
Weighted average Class A common shares outstanding - Basic	38,388	32,018	35,328	31,758
Weighted average Class B common shares outstanding	2,559	3,975	2,564	3,975
Dilutive effect of employee stock grants	236	599	271	601

Weighted average shares - Diluted	41,183	36,592	38,163	36,334

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$0.51	$0.63	$1.18	$1.49
Earnings/(Loss) per common share from discontinued operations	0.05	0.03	0.04	(0.02)

Earnings per common share	$0.56	$0.66	$1.22	$1.48

Diluted:
Earnings per common share from continuing operations	$0.48	$0.55	$1.09	$1.31
Earnings/(Loss) per common share from discontinued operations	0.05	0.03	0.04	(0.01)

Earnings per common share	$0.53	$0.58	$1.13	$1.29

For the three months ended September 30, 2009 and 2008, a total of 1,616,570 and 4,818 shares, respectively, and for the nine months ended September 30, 2009 and 2008, a total of 1,613,494 and 389,413 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the exercise prices for those stock options exceeded the average market price for the Company’s common stock for the respective period.

Stock Offering

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share, which included 600,000 shares of its Class A common stock issued as a result of the underwriters’ exercise of their over-allotment option. The Company received net proceeds of $106.6 million from the sale of its Class A common stock. The Company used a portion of the proceeds along with cash on hand to repay $108.0 million of its revolving credit facility, which represented the entire balance then outstanding. As of September 30, 2009, the Company’s $300.0 million revolving credit facility, which matures in 2013, had unused borrowing capacity of $299.9 million and outstanding letter of credit guarantees of $0.1 million. The Company intends to use its cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Accounts receivable - trade	$103,098	$114,631
Accounts receivable - grants	12,202	9,150

Total accounts receivable	115,300	123,781
Less: allowance for doubtful accounts	(3,382)	(2,907)

Accounts receivable, net	$111,918	$120,874

5. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company applies the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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

•

Long-term debt: Since the Company’s long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for debt with similar terms and maturities.

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of September 30, 2009, the Company’s derivative financial instruments consisted solely of interest rate swap agreements. The Company estimates the fair value of its interest rate swap agreements based on Level 2 valuation inputs. See Note 6, Derivative Financial Instruments, for a discussion of the fair value of the Company’s interest rate swap agreements.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs (dollars in thousands):

	September 30, 2009 Fair Value	December 31, 2008 Fair Value
Financial liabilities carried at fair value
Interest rate swap agreements	$8,226	$12,885

Total financial liabilities carried at fair value	$8,226	$12,885

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost
Senior Notes, Series 2004-A 4.85%	$75,000	$70,715	$75,000	$69,735
Senior Notes, Series 2005-B 5.36%	100,000	88,926	100,000	88,423
Senior Notes, Series 2005-C Libor + 0.7%	25,000	21,732	25,000	20,998
Revolving Credit Facility	—	—	89,000	76,653
United States Term Loan	222,000	200,161	240,000	212,385
Canadian Term Loan	26,921	21,772	25,458	22,529
Other Debt	6,838	6,143	6,807	6,807

Total	$455,759	$409,449	$561,265	$497,530

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

On October 2, 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rates on a portion of its outstanding borrowings. The first swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires the Company to pay a fixed rate of 3.07% on the notional amount. This swap expires on December 31, 2009. In return, the Company receives 1-month LIBOR on the notional amounts of the swaps, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. The fair value of these interest rate swap agreements was estimated based on Level 2 inputs. The Company’s effectiveness testing as of September 30, 2009, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into income.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of derivative instruments and their location within the unaudited consolidated balance sheets (dollars in thousands):

	Fair Value of Derivative Instruments
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap agreement	Accrued expenses	$720	Other long-term liabilities	$2,240
Interest rate swap agreement	Other long-term liabilities	7,506	Other long-term liabilities	10,645

Total derivative fiancial instruments		$8,226		$12,885

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended September 30, 2009, was 24.4% compared with 34.7% in the three months ended September 30, 2008. The Company’s effective income tax rate in the nine months ended September 30, 2009, was 22.9% compared with 37.1% in the nine months ended September 30, 2008. The decrease in 2009 was primarily attributable to the extension of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on October 3, 2008.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The October 3, 2008 extension was made retroactive to January 1, 2008. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. The Short Line Tax Credit expires December 31, 2009. Historically, the Company has incurred sufficient spending to meet the limitation.

8. COMMITMENTS AND CONTINGENCIES:

Litigation

Mexico

On June 25, 2007, the Company’s wholly-owned subsidiary, FCCM, formally notified the Secretaria de Communicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions was not specified. The proposed sanctions were based, in part, on allegations that FCCM had violated the Railroad Service Law in Mexico and the terms of its concession. The SCT also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. In addition to the allegations made by the SCT, FCCM was subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings.

In August of 2009, the Company completed the sale of 100% of the share capital of FCCM to Viablis for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. As a result of the sale, the aforementioned legal proceedings and related actions are now the responsibility of Viablis, and the Company does not expect any material adverse effect on its financial position, results of operations or cash flows as a result of these actions.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

M&B Arbitration

The Company’s subsidiary, Meridian & Bigbee Railroad LLC (M&B), CSX Transportation, Inc. (CSX) and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX and KCS in an effort to collect on outstanding claims under the Haulage Agreement. In the third quarter of 2009, the parties settled their differences and agreed to withdraw the request for arbitration. As a result of the settlement and the collection of an associated insurance recovery, there was no material impact on the Company’s financial statements.

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

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Net Income	$21,739	$21,215
Other comprehensive income:
Foreign currency translation adjustments	13,382	(20,047)
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $240	(423)	—
Changes in pension and other postretirement benefits, net of tax provisions of $29 and $25, respectively	51	46

Comprehensive income	34,749	1,214
Comprehensive income attributable to noncontrolling interest	(78)	(61)

Comprehensive income attributable to Genesee & Wyoming Inc.	$34,671	$1,153

	Nine Months Ended September 30,
	2009	2008
Net Income	$43,169	$47,088
Other comprehensive income:
Foreign currency translation adjustments	27,457	(14,952)
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $1,689	2,970	—
Changes in pension and other postretirement benefits, net of tax provisions of $59 and $73, respectively	103	136

Comprehensive income	73,699	32,272
Comprehensive income attributable to noncontrolling interest	(146)	(146)

Comprehensive income attributable to Genesee & Wyoming Inc.	$73,553	$32,126

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans, net of tax	Net Unrealized Gain/(Loss) on Cash Flow Hedges, net of tax	Accumulated Other Comprehensive Income/(Loss)
Balance, December 31, 2008	$(5,350)	$(469)	$(8,214)	$(14,033)
Current period change	27,457	103	2,970	30,530

Balance, September 30, 2009	$22,107	$(366)	$(5,244)	$16,497

The change in the foreign currency translation adjustment for the nine months ended September 30, 2009, related to the Company’s operations with a functional currency in Australian and Canadian dollars and the Euro.

10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

The Company had outstanding grant receivables from outside parties for capital expenditures of $12.2 million as of September 30, 2009 and 2008. The Company also had approximately $8.8 million and $11.9 million of purchases of property and equipment that were not paid as of September 30, 2009 and 2008, respectively, and accordingly, were accrued in accounts payable in the normal course of business.

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

In November 2008, the Company entered into an amended agreement to sell 100% of the share capital of FCCM to Viablis. At that time, Viablis paid a deposit toward the purchase price of FCCM subject to certain conditions of the sale contract. On August 7, 2009, the Company completed the sale of FCCM for a sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. As a result, the Company recorded a net gain of $2.2 million on the sale within discontinued operations.

The financial position, results of operations and cash flows of the Company’s remaining Mexican subsidiary, Servicios, which were classified as discontinued operations, were not material as of and for the three and nine months ended September 30, 2009. The financial position, results of operations and cash flows of FCCM and Servicios, which were classified as discontinued operations, were not material as of and for the year ended December 31, 2008. The Company does not expect any material adverse financial impact from its remaining Mexican subsidiary, Servicios.

12. RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no impact on the Company’s consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting Standards Not Yet Effective

In June 2009, the FASB issued authoritative guidance on the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the accounting and disclosure for the consolidation of variable interest entities. The guidance broadens the definition of a variable interest entity and requires ongoing reassessment of whether an entity is the primary beneficiary of a variable interest entity. This guidance will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

13. SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through November 6, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, for items that should potentially be recognized or disclosed in these financial statements. No such events were noted to have occurred.

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

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, if any, those noted in our 2008 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia and the Netherlands. Our operations currently include 62 railroads organized in nine regions, with more than 6,000 miles of owned and leased track and approximately 3,100 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income attributable to Genesee & Wyoming Inc. (GWI) in the three months ended September 30, 2009, was $21.7 million, compared with net income attributable to GWI of $21.2 million in the three months ended September 30, 2008. Our diluted earnings per share (EPS) attributable to our common stockholders in the three months ended September 30, 2009, were $0.53 with 41.2 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.58 with 36.6 million weighted average shares outstanding in the three months ended September 30, 2008.

Income from continuing operations attributable to our common stockholders in the three months ended September 30, 2009, was $19.6 million, compared with income from continuing operations attributable to our common stockholders of $20.1 million in the three months ended September 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended September 30, 2009, were $0.48 with 41.2 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.55 with 36.6 million weighted average shares outstanding in the three months ended September 30, 2008.

In the third quarter of 2009, we completed the sale of our Mexican operations and Bolivian investment. We recorded a gain of $2.2 million ($2.4 million after-tax) in discontinued operations as a result of the sale of our Mexican operations and received total cash proceeds of $2.2 million. The sale of our Bolivian investment resulted in a gain of $0.4 million ($0.4 million after-tax) in income from continuing operations and net cash proceeds of $3.8 million.

When we discuss revenues from existing operations, we are referring to the change in our revenues, period-over-period, from operations we managed in both periods (i.e., excluding the impact of acquisitions). Operating revenues decreased $23.0 million, or 14.4%, to $136.4 million in the three months ended September 30, 2009, compared with $159.4 million in the three months ended September 30, 2008. The decrease in our revenues was due to a decrease of $35.9 million, or 22.5%, in revenues from existing operations, partially offset by $12.9 million in revenues from our acquisitions of Ohio

Central Railroad System (OCR) and Georgia Southwestern Railroad, Inc. (Georgia Southwestern). The decrease in revenues from existing operations included a $23.8 million decline in freight revenues and a $12.1 million decline in non-freight revenues.

Freight revenues decreased $12.4 million, or 13.0%, to $83.2 million in the three months ended September 30, 2009, compared with $95.6 million in the three months ended September 30, 2008. Freight revenues from existing operations decreased $23.8 million, or 24.9%, partially offset by $11.3 million in freight revenues from new operations. Freight revenues from existing operations decreased, $15.4 million due to a 17.7% decrease in carloads, $6.8 million due to a decline in fuel surcharges and $1.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.

Non-freight revenues decreased $10.5 million, or 16.5%, to $53.3 million in the three months ended September 30, 2009, compared with $63.8 million in the three months ended September 30, 2008. Non-freight revenues from existing operations decreased $12.1 million, or 19.0%, partially offset by $1.6 million in non-freight revenues from new operations. The decrease in non-freight revenues from existing operations included a $6.7 million decline in third-party fuel sales, a $2.5 million decline in car hire and rental income and a $2.3 million decline in railcar switching revenues. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar further decreased non-freight revenues by $1.2 million.

Operating income in the three months ended September 30, 2009, decreased $3.5 million, or 10.0%, to $31.1 million, compared with $34.6 million in the three months ended September 30, 2008. Our operating ratio was 77.2% in the three months ended September 20, 2009, compared with 78.3% in the three months ended September 30, 2008. Our operating income for the three months ended September 30, 2009, included $2.6 million of gains on insurance recoveries related to prior year events. Our operating income in the three months ended September 30, 2008, included $1.2 million in gains on the sale of assets.

Net income attributable to GWI in the nine months ended September 30, 2009, was $43.0 million, compared with net income attributable to GWI of $46.9 million in the nine months ended September 30, 2008. Our diluted EPS attributable to our common stockholders in the nine months ended September 30, 2009, were $1.13 with 38.2 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $1.29 with 36.3 million weighted average shares outstanding in the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we generated $88.4 million in cash from operating activities from continuing operations, which included $3.8 million provided by working capital. We purchased $60.0 million of property and equipment, received $10.2 million in cash from outside parties for capital spending completed in 2009 and $6.3 million in cash from outside parties for capital spending completed in prior years. We paid $4.8 million for the final working capital adjustment related to the October 2008 acquisition of OCR and $1.0 million (or €0.8 million) of contingent consideration related to our April 2008 acquisition of RRF. We received $4.0 million in insurance proceeds for the replacement of assets, $3.8 million in net proceeds for the sale of our investment in Bolivia, $6.2 million in cash from the sale of assets and $106.6 million of net stock issuance proceeds, partially offset by net payments on long-term borrowings of $109.2 million.

Changes in Operations

Canada

Huron Central Railway Inc: In the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with our subsidiary, Huron Central Railway Inc. (HCRY), reflecting a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits totaling $3.6 million. The recession had caused HCRY’s traffic to decline substantially over the previous 12 months, to the point that the railroad was not economically viable to operate for the long term. Effective August 15, 2009, HCRY entered into an agreement to continue to operate through August 14, 2010. This agreement resulted in no material changes to the previous accounting charges related to HCRY. However, we do not expect to make any significant cash payments related to these restructuring and related charges until the third quarter of 2010. We did not incur any additional significant restructuring charges related to HCRY in the third quarter of 2009.

United States

Ohio Central Railroad System: On October 1, 2008, we acquired 100% of the equity interests of Summit View, Inc. (Summit View), the parent company of 10 short line railroads known as OCR, for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for final working capital. In addition, we placed $7.5 million of contingent consideration into escrow at the acquisition date. This amount was accrued and recorded as an additional cost of the acquisition at September 30, 2009, and was paid to the seller on October 1, 2009, due to the satisfaction of certain conditions. We have included 100% of the value of OCR’s net assets in our consolidated balance sheet since October 1, 2008.

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

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of purchase price was recorded in the second quarter of 2008 to reflect adjustments for final working capital. During the third quarter of 2008, we paid to the seller contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, we agreed to pay contingent consideration to the seller of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. We have included 100% of the value of CAGY’s net assets in our consolidated balance sheet since May 30, 2008. As a result of the unanticipated non-renewal of an acquired lease, we recorded a $0.7 million non-cash write-down of non-current assets in the three months ended September 30, 2009.

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, we acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. In addition, we agreed to pay to the seller contingent consideration of up to €1.8 million (or approximately $2.5 million), of which €0.8 million (or $1.0 million) was accrued and recorded as additional cost of the acquisition at December 31, 2008, and was paid in the first quarter of 2009. In the event the contingencies are satisfied, the remaining €1.0 million (or $1.5 million at the September 30, 2009, exchange rate) will be paid to the seller over the next two years and will be recorded as additional cost of the acquisition. We have included 100% of the value of RRF’s net assets in our consolidated balance sheet since April 8, 2008.

South America

On September 29, 2009, in conjunction with our partner UniRail LLC (UniRail), we sold substantially all of our interests in Ferroviaria Oriental S.A. (Oriental), which is located in Eastern Bolivia. We recorded a net gain on the sale of our investment in Bolivia of $0.4 million in the three months ended September 30, 2009. Our portion of the sale proceeds totaled $3.9 million, against which we applied the remaining net book value of $3.4 million and direct costs of the sale of $0.1 million.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed for CAGY and RRF was finalized during the fourth quarter of 2008. The allocation of purchase price to the assets acquired and liabilities assumed for OCR and Georgia Southwestern was finalized during the third quarter of 2009. During the nine months ended September 30, 2009, we made the following adjustments to our allocation of purchase price for OCR based on the completion of our fair value analysis and $7.9 million of additional purchase price recorded in 2009 related to contingent consideration and working capital adjustments: $33.2 million decrease in property and equipment, $27.8 million increase in intangible assets, $7.8 million increase in goodwill, a decrease in other long-term liabilities of $4.7 million and a net decrease in all other net assets of $0.8 million. During the nine months ended September 30, 2009, there were no material adjustments made to the initial allocation of purchase price for Georgia Southwestern.

The following table summarizes the final purchase price allocations for the OCR and Georgia Southwestern acquisitions as of September 30, 2009 (dollars in thousands):

	OCR	Georgia Southwestern
Purchase Price Allocations:
Cash	$2,757	$325
Other current assets	6,906	835
Property and equipment	190,963	23,410
Intangible assets	60,329	—
Goodwill	67,026	5,415
Other assets	569	—

Total assets	328,550	29,985

Current liabilities	4,377	970
Long-term debt, including current portion	12,793	5,317
Deferred tax liabilities, net	83,247	6,643
Other long-term liabilities	300	—

Total liabilities	100,717	12,930

Net assets	$227,833	$17,055

Intangible Assets:
Track access agreements	$60,329	$—
Amortization period	44 Years	—

The deferred tax liabilities in the purchase price allocations are primarily driven by differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Discontinued Operations

In August of 2009, we completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis) for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. As a result, we recorded a net gain of $2.2 million on the sale within discontinued operations. We do not expect any material adverse financial impact from our remaining Mexican subsidiary, GW Servicios S.A. (Servicios).

Results of Continuing Operations

When comparing our results of continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Operating Revenues

Overview

Operating revenues were $136.4 million in the three months ended September 30, 2009, compared with $159.4 million in the three months ended September 30, 2008, a decrease of $23.0 million, or 14.4%. The $23.0 million decrease in operating revenues consisted of a $35.9 million, or 22.5%, decrease in revenues from existing operations, partially offset by $12.9 million in revenues from new operations. The $35.9 million decrease in revenues from existing operations included decreases of $23.8 million in freight revenues and $12.1 million in non-freight revenues. A 17.7% decrease in carloads from existing operations resulted in a $15.4 million decline in operating revenues from existing operations. Lower fuel prices resulted in a $6.8 million decline in fuel surcharge revenues from existing operations. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $2.2 million decrease in operating revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year.

The following table breaks down our operating revenues into new operations and existing operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	2009			2008	2009-2008 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Decrease in Total Operations		Decrease in Existing Operations
Freight revenues	$83,160	$11,342	$71,818	$95,602	$(12,442)	(13.0%)	$(23,784)	(24.9%)
Non-freight revenues	53,286	1,567	51,719	63,830	(10,544)	(16.5%)	(12,111)	(19.0%)

Total operating revenues	$136,446	$12,909	$123,537	$159,432	$(22,986)	(14.4%)	$(35,895)	(22.5%)

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2009 and 2008 (in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Three Months Ended September 30, 2009 and 2008

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2009		2008		2009		2008
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2009	2008
Coal, Coke & Ores	$17,116	20.7%	$17,223	18.0%	49,720	25.2%	48,259	23.7%	$344	$357
Pulp & Paper	12,794	15.4%	19,180	20.1%	22,385	11.4%	30,705	15.0%	572	625
Minerals and Stone	10,867	13.1%	12,952	13.5%	36,459	18.5%	37,797	18.5%	298	343
Farm & Food Products	8,575	10.3%	8,247	8.6%	16,963	8.6%	15,161	7.4%	506	544
Metals	8,432	10.1%	12,529	13.1%	18,148	9.2%	25,330	12.4%	465	495
Chemicals-Plastics	8,251	9.9%	8,650	9.0%	11,891	6.0%	12,649	6.2%	694	684
Lumber & Forest Products	7,485	9.0%	9,319	9.7%	16,813	8.5%	20,539	10.1%	445	454
Petroleum Products	4,357	5.2%	4,382	4.6%	6,522	3.3%	6,434	3.2%	668	681
Autos & Auto Parts	1,191	1.4%	1,719	1.9%	1,921	1.0%	2,422	1.2%	620	710
Other	4,092	4.9%	1,401	1.5%	16,265	8.3%	4,757	2.3%	252	295

Total freight revenues	$83,160	100.0%	$95,602	100.0%	197,087	100.0%	204,053	100.0%	422	469

Total carloads decreased by 6,966 carloads, or 3.4%, in the three months ended September 30, 2009, compared with the same period in 2008. The decrease consisted of a 36,084 carload decrease, or 17.7%, from existing operations, offset by 29,118 carloads from new operations.

The overall average freight revenues per carload decreased 10.0% to $422, in the three months ended September 30, 2009, compared with the same period in 2008. Average freight revenues per carload from existing operations decreased 8.7% to $428, primarily due to lower fuel surcharges that reduced same railroad average freight revenues per carload by 8.7%. In addition, changes in commodity mix and the depreciation of the Canadian and Australian dollars relative to the United States dollar reduced average revenues per carload by 1.4% and 1.0%, respectively. Excluding these three factors, same railroad average revenues per carload increased 2.4%. In North America, excluding currency effects, changes in commodity mix and changes in fuel surcharges, same railroad average revenues per carload increased 2.8%. Decreases in the rail cost adjustment factor (RCAF), a measure of railroad inflation published by the Association of American Railroads to which certain contract freight rates are indexed, had the impact of reducing North America same railroad average revenues per carload by approximately 1%.

The following table sets forth freight revenues by new operations and existing operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

Freight Revenues by Commodity Group From Existing and New Operations

Three Months Ended September 30, 2009 and 2008

	2009			2008	2009-2008 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Coal, Coke & Ores	$17,116	$3,433	$13,683	$17,223	$(107)	(0.6%)	$(3,540)	(20.6%)
Pulp & Paper	12,794	526	12,268	19,180	(6,386)	(33.3%)	(6,912)	(36.0%)
Minerals and Stone	10,867	1,220	9,647	12,952	(2,085)	(16.1%)	(3,305)	(25.5%)
Farm & Food Products	8,575	1,217	7,358	8,247	328	4.0%	(889)	(10.8%)
Metals	8,432	949	7,483	12,529	(4,097)	(32.7%)	(5,046)	(40.3%)
Chemicals-Plastics	8,251	1,168	7,083	8,650	(399)	(4.6%)	(1,567)	(18.1%)
Lumber & Forest Products	7,485	22	7,463	9,319	(1,834)	(19.7%)	(1,856)	(19.9%)
Petroleum Products	4,357	174	4,183	4,382	(25)	(0.6%)	(199)	(4.5%)
Autos & Auto Parts	1,191	4	1,187	1,719	(528)	(30.7%)	(532)	(30.9%)
Other	4,092	2,629	1,463	1,401	2,691	192.1%	62	4.4%

Total freight revenues	$83,160	$11,342	$71,818	$95,602	$(12,442)	(13.0%)	$(23,784)	(24.9%)

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group is generally related to lower fuel surcharges, the depreciation of the Canadian and Australian dollars relative to the United States dollar, the impact of lower fuel prices on rates that are indirectly indexed to fuel prices (e.g., RCAF-indexed contracts) and changes in mix of business.

Coal, coke and ores revenues decreased by $3.5 million, or 20.6%. The decrease consisted of $1.8 million due to a 5,576, or 11.6%, carload decrease and $1.7 million due to a 10.2% decrease in average revenues per carload. The carload decrease was primarily due to lower domestic and export spot market shipments in the Western and Northeastern United States, respectively.

Pulp and paper revenues decreased $6.9 million, or 36.0%. The decrease consisted of $5.3 million due to a 9,279, or 30.2%, carload decrease and $1.6 million due to an 8.3% decrease in average revenues per carload. The carload decrease was due to a variety of factors related to the recession: a decline in paper exports, production cutbacks at customer facilities in Canada and the Southern United States and the permanent closure of a plant served by us in the first quarter of 2009 located in the Southern United States.

Minerals and stone revenues decreased by $3.3 million, or 25.5%. The decrease consisted of $1.5 million due to a 4,986, or 13.2%, carload decrease and $1.8 million due to a 14.2% decrease in average revenues per carload. The decrease in carloads was primarily due to reduced shipments from customers who serve the construction industry.

Farm and food products revenues decreased by $0.9 million, or 10.8%. The decrease consisted of $0.4 million due to a 5.1% decrease in average revenues per carload, $0.3 million due to the depreciation of the Canadian and Australian dollars relative to the United States dollar and $0.2 million due to a 399, or 2.6%, carload decrease. The carload decrease was primarily due to the fourth quarter 2008 shut-down of an ethanol plant we served in the Northwestern United States, partially offset by increased grain shipments in Australia due to a better grain harvest. Because rates for Australia grain traffic have both a fixed and variable component, the increase in Australian grain traffic resulted in lower average revenues per carload.

Metals revenues decreased $5.0 million, or 40.3%. The decrease consisted of $4.3 million due to a 9,244, or 36.5%, carload decrease and $0.8 million due to a 6.0% decrease in average revenues per carload. The carload decrease was primarily due to the severe weakness in the steel market and the permanent closure of a plant served by us in the second quarter of 2009.

Chemicals and plastics revenues decreased $1.6 million, or 18.1%. The decrease was primarily due to a carload decrease of 2,282, or 18.0%. The carload decrease was primarily due to the permanent shut-down of two plants served by us in the Midwestern and Southeastern United States in late 2008 and production cut-backs at a customer in the Northeastern United States.

Lumber and forest products revenues decreased $1.9 million, or 19.9%. The decrease consisted of $1.7 million due to a carload decrease of 3,765, or 18.3% and $0.2 million due to a 1.9% decrease in average revenues per carload. The carload decrease was primarily due to weak demand attributable to the decline in the housing market in the United States.

Freight revenues from all remaining commodities decreased by $0.7 million.

Non-Freight Revenues

Non-freight revenues were $53.3 million in the three months ended September 30, 2009, compared with $63.8 million in the three months ended September 30, 2008, a decrease of $10.5 million, or 16.5%. The $10.5 million decrease in non-freight revenues consisted of a decrease of $12.1 million, or 19.0%, in non-freight revenues from existing operations, partially offset by $1.6 million in non-freight revenues from new operations. The decrease in non-freight revenues from existing operations included a $6.7 million decline in third-party fuel sales, a $2.5 million decline in car hire and rental income and a $2.3 million decline in railcar switching revenues. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar further decreased non-freight revenues by $1.2 million.

The following table compares non-freight revenues for the three months ended September 30, 2009 and 2008 (dollars in thousands):

Non-Freight Revenues Comparison

Three Months Ended September 30, 2009 and 2008

	2009		2008
	Amount	% of Total	Amount	% of Total
Railcar switching	$25,625	48.1%	$27,703	43.4%
Car hire and rental income	5,297	9.9%	7,558	11.8%
Fuel sales to third parties	3,821	7.2%	10,558	16.5%
Demurrage and storage	5,550	10.4%	5,605	8.8%
Car repair services	2,039	3.8%	1,951	3.1%
Other operating income	10,954	20.6%	10,455	16.4%

Total non-freight revenues	$53,286	100.0%	$63,830	100.0%

The following table sets forth non-freight revenues from new operations and existing operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

Non-Freight Revenues from New Operations and Existing Operations

Three Months Ended September 30, 2009 and 2008

	2009			2008	2009-2008 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$25,625	$241	$25,384	$27,703	$(2,078)	(7.5%)	$(2,319)	(8.4%)
Car hire and rental income	5,297	242	5,055	7,558	(2,261)	(29.9%)	(2,503)	(33.1%)
Fuel sales to third parties	3,821	—	3,821	10,558	(6,737)	(63.8%)	(6,737)	(63.8%)
Demurrage and storage	5,550	705	4,845	5,605	(55)	(1.0%)	(760)	(13.6%)
Car repair services	2,039	102	1,937	1,951	88	4.5%	(14)	(0.7%)
Other operating income	10,954	277	10,677	10,455	499	4.8%	222	2.1%

Total non-freight revenues	$53,286	$1,567	$51,719	$63,830	$(10,544)	(16.5%)	$(12,111)	(19.0%)

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues decreased $2.3 million, or 8.4%. The decrease included a $1.1 million decline in port switching revenues primarily due to weak shipments through the Port of Rotterdam and a $0.7 million decrease in industrial switching primarily due to our exit from two switching contracts. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar further decreased railcar switching revenues by $0.5 million.

Car hire and rental income decreased $2.5 million, or 33.1%. The decrease was primarily due to fewer off-line car moves and the return of leased rail cars in the United States that earned car hire income in the three months ended September 30, 2008.

Fuel sales to third parties decreased $6.7 million, or 63.8%, primarily due to a $3.5 million decrease resulting from a 33.8% decrease in revenue per gallon and a $3.2 million decrease resulting from a 45.4% decrease in gallons sold.

All other non-freight revenues decreased $0.6 million, or 3.1%. The decrease was primarily due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.

Operating Expenses

Overview

Operating expenses were $105.3 million in the three months ended September 30, 2009, compared with $124.9 million in the three months ended September 30, 2008, a decrease of $19.5 million, or 15.6%. The decrease in operating expenses was attributable to a decrease of $29.8 million from existing operations, partially offset by $10.3 million from new operations. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $1.6 million decrease in operating expenses from existing operations. Our operating expenses for the three months ended September 30, 2009, included a $2.6 million gain on insurance recoveries. Operating expenses for the three months ended September 30, 2008, included $1.2 million in gains on the sale of assets.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, decreased to 77.2% in the three months ended September 30, 2009, from 78.3% in the three months ended September 30, 2008.

The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2009 and 2008 (dollars in thousands):

Operating Expense Comparison

Three Months Ended September 30, 2009 and 2008

	2009		2008
	Amount	Percentage of Operating Revenues	Amount	Percentage of Operating Revenues
Labor and benefits	$45,722	33.5%	$48,409	30.4%
Equipment rents	7,447	5.5%	9,121	5.7%
Purchased services	10,999	8.1%	11,975	7.5%
Depreciation and amortization	12,050	8.8%	10,219	6.4%
Diesel fuel used in operations	7,921	5.8%	15,948	10.0%
Diesel fuel sold to third parties	3,603	2.6%	9,947	6.2%
Casualties and insurance	4,243	3.1%	3,803	2.4%
Materials	5,201	3.8%	6,211	3.9%
Net loss/(gain) on sale and impairment of assets	96	0.1%	(1,185)	(0.7%)
Gain on insurance recoveries	(2,644)	(1.9%)	—	0.0%
Other expenses	10,693	7.8%	10,418	6.5%

Total operating expenses	$105,331	77.2%	$124,866	78.3%

Labor and benefits expense was $45.7 million in the three months ended September 30, 2009, compared with $48.4 million in the three months ended September 30, 2008, a decrease of $2.7 million, or 5.6%. The decrease was attributable to a $5.7 million decrease from existing operations partially offset by $3.0 million from new operations. The decrease from existing operations consisted primarily of a decrease of $3.8 million attributable to cost cutting measures such as furloughed employees and decreased overtime, $1.1 million due to lower benefit costs and $0.7 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Equipment rents were $7.4 million in the three months ended September 30, 2009, compared with $9.1 million in the three months ended September 30, 2008, a decrease of $1.7 million, or 18.4%. The decrease was attributable to a $2.5 million decrease from existing operations partially offset by $0.8 million from new operations. The decrease from existing operations was primarily due to a decrease in locomotive and railcar leases due to a decline in freight traffic.

Purchased services expense was $11.0 million in the three months ended September 30, 2009, compared with $12.0 million in the three months ended September 30, 2008, a decrease of $1.0 million, or 8.2%. The decrease was attributable to a $1.6 million decrease from existing operations, partially offset by $0.6 million from new operations. The decrease from existing operations was primarily due to a decrease of $0.4 million from the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, cost cutting measures implemented at each of our regions and the in-sourcing of locomotive repair work in one of our regions.

Depreciation and amortization expense was $12.1 million in the three months ended September 30, 2009, compared with $10.2 million in the three months ended September 30, 2008, an increase of $1.8 million, or 17.9%. The increase was primarily attributable to new operations.

Diesel fuel expense was $7.9 million in the three months ended September 30, 2009, compared with $15.9 million in the three months ended September 30, 2008, a decrease of $8.0 million, or 50.3%. The decrease was attributable to an $8.8 million decrease from existing operations, partially offset by $0.7 million from new operations. The decrease from existing operations consisted of $7.1 million resulting from a 44.5% decrease in fuel cost per gallon and $1.7 million from an 18.9% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $3.6 million in the three months ended September 30, 2009, compared with $9.9 million in the three months ended September 30, 2008, a decrease of $6.3 million, or 63.8%. Of this decrease, $3.3 million resulted from a 33.7% decrease in diesel fuel cost per gallon and $3.0 million resulted from a 45.4% decrease in diesel fuel gallons sold.

Net loss/(gain) on sale and impairment of assets was a $0.1 million net loss in the three months ended September 30, 2009, compared with a $1.2 million net gain in the three months ended September 30, 2008. The $0.1 million net loss in 2009 included a $0.7 million non-cash write-down of non-current assets, partially offset by $0.6 million in gains from the sale of certain track-related assets and freight cars. The $1.2 million net gain in 2008 included gains resulting from the sale of freight cars in Canada and certain track-related assets.

Gain on insurance recoveries of $2.6 million in the three months ended September 30, 2009, was primarily the result of business interruption caused by a hurricane in the third quarter of 2008.

The remaining expenses combined were $20.1 million in the three months ended September 30, 2009, compared with $20.4 million in the three months ended September 30, 2008, a decrease of $0.3 million, or 1.4%. The decrease was attributable to a $3.4 million decrease from existing operations, partially offset by $3.1 million from new operations.

Other Income (Expense) Items

Interest Income

Interest income was $0.3 million in the three months ended September 30, 2009, compared with $0.6 million in the three months ended September 30, 2008, a decrease of $0.3 million or 57.8%.

Interest Expense

Interest expense was $6.4 million in the three months ended September 30, 2009, compared with $4.3 million in the three months ended September 30, 2008, an increase of $2.1 million, or 50.0%, primarily due to the increase in debt resulting from the purchases of OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the three months ended September 30, 2009, was 24.4% compared with 34.7% in the three months ended September 30, 2008. The decrease in 2009 was primarily attributable to the extension of the Short Line Tax Credit on October 3, 2008.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The extension was made retroactive to January 1, 2008. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. The Short Line Tax Credit expires on December 31, 2009. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the three months ended September 30, 2009, was $19.6 million, compared with income from continuing operations attributable to our common stockholders of $20.1 million in the three months ended September 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended September 30, 2009, were $0.48 with 41.2 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.55 with 36.6 million weighted average shares outstanding in the three months ended September 30, 2008. Basic EPS from continuing operations attributable to our common stockholders were $0.51 with 38.4 million weighted average shares outstanding in the three months ended September 30, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $0.63 with 32.0 million weighted average shares outstanding in the three months ended September 30, 2008. The increase in outstanding weighted average shares for the three months ended September 30, 2009, includes 4,600,000 weighted average shares from our public offering of our Class A common stock on June 15, 2009.

Results of Discontinued Operations

Income from discontinued operations attributable to our common stockholders in the three months ended September 30, 2009, was $2.0 million, compared with $1.1 million in the three months ended September 30, 2008. Income from discontinued operations attributable to our common stockholders in the three months ended September 30, 2009, included a net gain of $2.2 million on the sale of FCCM. Income from discontinued operations for the three months ended September 30, 2008, includes an income tax benefit of $1.1 million, which was primarily due to tax deductions identified in conjunction with the filing of our 2007 United States income tax return. Our diluted EPS from discontinued operations attributable to our common stockholders in the three months ended September 30, 2009, was $0.05 with 41.2 million weighted average shares outstanding, compared with diluted EPS from discontinued operations attributable to our common stockholders of $0.03 with 36.6 million weighted average shares outstanding in the three months ended September 30, 2008. Basic EPS from discontinued operations attributable to our common stockholders was $0.05 with 38.4 million weighted average shares outstanding in the three months ended September 30, 2009, compared with basic EPS from discontinued operations attributable to our common stockholders of $0.03 with 32.0 million weighted average shares outstanding in the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Operating Revenues

Overview

Operating revenues were $405.0 million in the nine months ended September 30, 2009, compared with $452.8 million in the nine months ended September 30, 2008, a decrease of $47.9 million, or 10.6%. The $47.9 million decrease in operating revenues consisted of a $97.0 million, or 21.4%, decrease in revenues from existing operations, partially offset by $49.2 million in revenues from new operations. The $97.0 million decrease in revenues from existing operations included decreases of $63.2 million in freight revenues and $33.9 million in non-freight revenues. A 15.4% decrease in carloads from existing operations resulted in a $38.6 million decline in operating revenues from existing operations. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $17.4 million decrease in operating revenues from existing operations. Lower fuel prices resulted in a $13.4 million decline in fuel surcharge revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year.

The following table breaks down our operating revenues into new operations and existing operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	2009			2008	2009-2008 Variance Information
	Total Operations	New Operations	Existing Operations	Total Operations	Decrease in Total Operations		Decrease in Existing Operations
Freight revenues	$251,622	$40,037	$211,585	$274,749	$(23,127)	(8.4%)	$(63,164)	(23.0%)
Non-freight revenues	153,337	9,123	144,214	178,079	(24,742)	(13.9%)	(33,865)	(19.0%)

Total operating revenues	$404,959	$49,160	$355,799	$452,828	$(47,869)	(10.6%)	$(97,029)	(21.4%)

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2009 and 2008 (in thousands, except average freight revenues per carload):

Freight Revenues and Carloads Comparison by Commodity Group

Nine Months Ended September 30, 2009 and 2008

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2009		2008		2009		2008
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2009	2008
Coal, Coke & Ores	$53,962	21.5%	$49,457	18.0%	150,272	25.1%	135,213	22.9%	$359	$366
Pulp & Paper	38,341	15.2%	55,991	20.4%	68,348	11.4%	91,625	15.5%	561	611
Minerals and Stone	29,546	11.7%	33,909	12.3%	103,030	17.2%	106,491	18.1%	287	318
Farm & Food Products	28,603	11.4%	29,291	10.7%	65,671	11.0%	51,529	8.7%	436	568
Metals	25,644	10.2%	32,723	11.9%	52,986	8.8%	65,611	11.1%	484	499
Chemicals-Plastics	24,487	9.7%	24,121	8.8%	36,929	6.2%	36,173	6.1%	663	667
Lumber & Forest Products	21,011	8.4%	25,958	9.4%	46,727	7.8%	58,179	9.9%	450	446
Petroleum Products	14,645	5.8%	13,630	5.0%	21,320	3.5%	20,221	3.4%	687	674
Autos & Auto Parts	3,483	1.4%	5,622	2.0%	5,684	0.9%	9,200	1.6%	613	611
Other	11,900	4.7%	4,047	1.5%	48,748	8.1%	15,794	2.7%	244	256

Total freight revenues	$251,622	100.0%	$274,749	100.0%	599,715	100.0%	590,036	100.0%	420	466

Total carloads increased by 9,679 carloads, or 1.6%, in the nine months ended September 30, 2009, compared with the same period in 2008. The increase consisted of 100,794 carloads from new operations, partially offset by a decrease of 91,115 carloads, or 15.4%, from existing operations.

The overall average freight revenues per carload decreased 9.9% to $420 in the nine months ended September 30, 2009, compared with the same period in 2008. Average freight revenues per carload from existing operations decreased 8.9% to $424. The decrease in same railroad average revenues per carload of 8.9% was primarily due to lower fuel surcharges, which reduced average revenues per carload by 6.0%. In addition, the depreciation of the Canadian and Australian dollars relative to the United States dollar and changes in commodity mix reduced average revenues per carload by 3.1% and 1.6%, respectively. Excluding these three factors, same railroad average revenues per carload increased 1.8%. In North America, excluding currency effects, changes in commodity mix and changes in fuel surcharges, same railroad average revenues per carload increased 4.5%. Decreases in the RCAF had the impact of reducing North America same railroad average revenues per carload by approximately 1%.

The following table sets forth freight revenues by commodity group from new operations and existing operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

Freight Revenues by Commodity Group From Existing and New Operations

Nine Months Ended September 30, 2009 and 2008

	2009			2008	2009-2008 Variance Information
Freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Coal, Coke & Ores	$53,962	$13,972	$39,990	$49,457	$4,505	9.1%	$(9,467)	(19.1%)
Pulp & Paper	38,341	1,934	36,407	55,991	(17,650)	(31.5%)	(19,584)	(35.0%)
Minerals and Stone	29,546	3,377	26,169	33,909	(4,363)	(12.9%)	(7,740)	(22.8%)
Farm & Food Products	28,603	3,597	25,006	29,291	(688)	(2.3%)	(4,285)	(14.6%)
Metals	25,644	4,670	20,974	32,723	(7,079)	(21.6%)	(11,749)	(35.9%)
Chemicals-Plastics	24,487	3,892	20,595	24,121	366	1.5%	(3,526)	(14.6%)
Lumber & Forest Products	21,011	202	20,809	25,958	(4,947)	(19.1%)	(5,149)	(19.8%)
Petroleum Products	14,645	490	14,155	13,630	1,015	7.4%	525	3.9%
Autos & Auto Parts	3,483	7	3,476	5,622	(2,139)	(38.0%)	(2,146)	(38.2%)
Other	11,900	7,896	4,004	4,047	7,853	194.0%	(43)	(1.1%)

Total freight revenues	$251,622	$40,037	$211,585	$274,749	$(23,127)	(8.4%)	$(63,164)	(23.0%)

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group is generally related to lower fuel surcharges, the depreciation of the Australian and Canadian dollars relative to the United States dollar, the impact of lower fuel prices on rates that are indirectly indexed to fuel prices (e.g., RCAF-indexed contracts) and changes in mix of business.

Coal, coke and ores revenues decreased by $9.5 million, or 19.1%. The decrease consisted of $5.3 million due to a 10.6% decrease in average revenues per carload and $4.2 million due to a carload decrease of 12,927, or 9.6%. The carload decrease was primarily due to decreased spot market deliveries and outages at coal utility customers.

Pulp and paper revenues decreased $19.6 million, or 35.0%. The decrease consisted of $15.0 million due to a carload decrease of 26,727, or 29.2%, $2.8 million due to a 5.1% decrease in average revenues per carload and $1.8 million due to the depreciation of the Canadian dollar relative to the United States dollar. The carload decrease was primarily due to production cutbacks at customer locations as a result of the recession.

Minerals and stone revenues decreased by $7.7 million, or 22.8%. The decrease consisted of $3.6 million due to a carload decrease of 12,889, or 12.1%, $2.2 million due to a 7.0% decrease in average revenues per carload and $1.9 million due to the depreciation of the Canadian and Australian dollars relative to the United States dollar. The carload decrease was primarily due to reduced shipments from customers who serve the construction industry as a result of the recession.

Farm and food products revenues decreased by $4.3 million, or 14.6%. The decrease consisted of $4.2 million due to a 16.1% decrease in average revenues per carload and $3.3 million due to the depreciation of the Canadian and Australian dollars relative to the United States dollar, partially offset by $3.2 million due to a carload increase of 7,474, or 14.5%. The carload increase was primarily due to increased grain shipments in Australia as the result of an improved 2008 grain harvest, partially offset by the permanent shut-down of an ethanol customer we served in the Northwestern United States. Because rates for Australian grain traffic have both a fixed and variable component, the increase in Australian grain traffic resulted in lower average revenues per carload. In addition, Australian grain shipments in 2009 were shorter-haul traffic for export compared with longer-haul interstate traffic in 2008 to fulfill domestic needs during the severe drought last year.

Metals revenues decreased by $11.7 million, or 35.9%, primarily due to a carload decrease of 24,363, or 37.1%. The carload decrease was primarily attributable to severe weakness in the steel market and the permanent closure of a plant served by us in the second quarter of 2009.

Chemicals and plastics revenues decreased by $3.5 million, or 14.6%, primarily due to a carload decrease of 4,596, or 12.7%. The carload decrease was primarily attributable to the permanent shut-down of two plants served by us in the Midwestern and Southeastern United States in late 2008 and production cutbacks at a customer in the Northeastern United States.

Lumber and forest products revenues decreased by $5.1 million, or 19.8%, primarily due to a carload decrease of 11,809, or 20.3%. The carload decrease was primarily attributable to the decline in the housing market in the United States.

Auto and auto parts revenues decreased by $2.2 million, or 38.2%, primarily due to a carload decrease of 3,545, or 38.5%. The carload decrease was primarily attributable to the decrease in production from the United States auto industry.

Freight revenues from all remaining commodities increased by $0.5 million.

Non-Freight Revenues

Non-freight revenues were $153.3 million in the nine months ended September 30, 2009, compared with $178.1 million in the nine months ended September 30, 2008, a decrease of $24.7 million, or 13.9%. The $24.7 million decrease in non-freight revenues consisted of a decrease of $33.9 million in non-freight revenues from existing operations and $8.3 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by $9.1 million in non-freight revenues from new operations. The decrease in non-freight revenues from existing operations included a $20.1 million decline in third-party fuel sales, an $8.5 million decline in car hire and rental income and a $6.5 million decline in railcar switching revenues.

The following table compares non-freight revenues for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

Non-Freight Revenues Comparison

Nine Months Ended September 30, 2009 and 2008

	2009		2008
	Amount	% of Total	Amount	% of Total
Railcar switching	$71,612	46.7%	$74,381	41.8%
Car hire and rental income	15,836	10.3%	22,445	12.6%
Fuel sales to third parties	10,522	6.9%	30,621	17.2%
Demurrage and storage	18,881	12.3%	14,917	8.4%
Car repair services	6,205	4.1%	5,759	3.2%
Other operating income	30,281	19.7%	29,956	16.8%

Total non-freight revenues	$153,337	100.0%	$178,079	100.0%

The following table sets forth non-freight revenues from new operations and existing operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

Non-Freight Revenues from New Operations and Existing Operations

Nine Months Ended September 30, 2009 and 2008

	2009			2008	2009-2008 Variance Information
Non-freight revenues	Total Operations	New Operations	Existing Operations	Total Operations	Increase (Decrease) in Total Operations		Increase (Decrease) in Existing Operations
Railcar switching	$71,612	$3,707	$67,905	$74,381	$(2,769)	(3.7%)	$(6,476)	(8.7%)
Car hire and rental income	15,836	1,860	13,976	22,445	(6,609)	(29.4%)	(8,469)	(37.7%)
Fuel sales to third parties	10,522	—	10,522	30,621	(20,099)	(65.6%)	(20,099)	(65.6%)
Demurrage and storage	18,881	2,448	16,433	14,917	3,964	26.6%	1,516	10.2%
Car repair services	6,205	475	5,730	5,759	446	7.7%	(29)	(0.5%)
Other operating income	30,281	633	29,648	29,956	325	1.1%	(308)	(1.0%)

Total non-freight revenues	$153,337	$9,123	$144,214	$178,079	$(24,742)	(13.9%)	$(33,865)	(19.0%)

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues decreased $6.5 million, or 8.7%. The decrease included a $4.8 million decline in port switching revenues primarily due to weak shipments through the Port of Rotterdam and two ports we serve on the Gulf Coast and $3.0 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by an increase in industrial switching of $1.3 million primarily due to expanded iron ore service in Australia.

Car hire and rental income decreased $8.5 million, or 37.7%. The decrease was primarily due to fewer off-line car moves, the return of leased rail cars in the United States that earned car hire income in the nine months ended September 30, 2008, lower demand for equipment rentals in Australia and $2.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.

Fuel sales to third parties decreased $20.1 million, or 65.6%, primarily due to a $12.4 million decrease resulting from a 40.4% decrease in revenue per gallon and a $7.7 million decrease resulting from a 42.3% decrease in gallons sold.

Demurrage and storage income increased $1.5 million, or 10.2%, primarily due to an increase in the number of cars stored.

All other non-freight revenues decreased $0.3 million, or 0.9%. The decrease included $3.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by a $1.1 million increase in Australian crewing fees in 2009 and a $1.0 million increase in Australian revenues due to additional construction trains in 2009 compared with 2008.

Operating Expenses

Overview

Operating expenses were $333.1 million in the nine months ended September 30, 2009, compared with $367.3 million in the nine months ended September 30, 2008, a decrease of $34.2 million, or 9.3%. The decrease in operating expenses was attributable to a decrease of $69.9 million from existing operations, partially offset by $35.7 million from new operations. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $12.7 million decrease in operating expenses from existing operations. Our operating expenses for the nine months ended September 30, 2009, included $9.0 million due to the HCRY impairment and related charges, $1.1 million of legal expenses associated with the resolution of the arbitration associated with the M&B Haulage Agreement and a $0.7 million non-cash write-down of non-current assets, partially offset by $3.1 million in gains on insurance recoveries and $2.6 million in gains on the sale of assets. Operating expenses for the nine months ended September 30, 2008, included $3.8 million in gains on the sale of assets and a $0.4 million gain on insurance recovery.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 82.3% in the nine months ended September 30, 2009, from 81.1% in the nine months ended September 30, 2008. The increase was primarily driven by the HCRY impairment and related charges in the nine months ended September 30, 2009, of $9.0 million, or 2.7% of total operating expenses.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

Operating Expense Comparison

Nine Months Ended September 30, 2009 and 2008

	2009		2008
	Amount	Percentage of Operating Revenues	Amount	Percentage of Operating Revenues
Labor and benefits	$143,654	35.5%	$140,820	31.1%
Equipment rents	22,240	5.5%	26,262	5.8%
Purchased services	30,316	7.5%	35,602	7.9%
Depreciation and amortization	35,473	8.7%	28,871	6.4%
Diesel fuel used in operations	24,265	6.0%	49,311	10.9%
Diesel fuel sold to third parties	10,096	2.5%	28,893	6.4%
Casualties and insurance	10,707	2.6%	11,841	2.6%
Materials	16,552	4.1%	18,808	4.1%
Net loss/(gain) on sale and impairment of assets	4,746	1.2%	(3,817)	(0.8%)
Gain on insurance recoveries	(3,144)	(0.8%)	(399)	(0.1%)
Restructuring charges	2,288	0.6%	—	0.0%
Other expenses	35,911	8.9%	31,089	6.8%

Total operating expenses	$333,104	82.3%	$367,281	81.1%

Labor and benefits expense was $143.7 million in the nine months ended September 30, 2009, compared with $140.8 million in the nine months ended September 30, 2008, an increase of $2.8 million, or 2.0%. The increase was attributable to $12.4 million from new operations, partially offset by a $9.6 million decrease from existing operations. The decrease in existing operations of $9.6 million consisted of $8.4 million attributable to cost cutting measures such as furloughed employees and decreased overtime and $5.6 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by $3.7 million attributable to new business in the United States and Australia and $0.7 million attributable to wage increases.

Equipment rents were $22.2 million in the nine months ended September 30, 2009, compared with $26.3 million in the nine months ended September 30, 2008, a decrease of $4.0 million, or 15.3%. The decrease was attributable to a $7.1 million decrease from existing operations, partially offset by $3.1 million from new operations. The decrease from existing operations was primarily due to the expiration of railcar and locomotive leases and $1.1 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Purchased services expense was $30.3 million in the nine months ended September 30, 2009, compared with $35.6 million in the nine months ended September 30, 2008, a decrease of $5.3 million, or 14.8%. The decrease was attributable to a $7.8 million decrease from existing operations, partially offset by $2.5 million from new operations. The decrease from existing operations was primarily due to cost cutting measures implemented at each of our regions, the in-sourcing of locomotive repair work in one of our regions and $3.2 million from the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Depreciation and amortization expense was $35.5 million in the nine months ended September 30, 2009, compared with $28.9 million in the nine months ended September 30, 2008, an increase of $6.6 million, or 22.9%. The increase was attributable to $6.7 million from new operations and an increase of $1.0 million from existing operations, partially offset by $1.1 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Diesel fuel expense was $24.3 million in the nine months ended September 30, 2009, compared with $49.3 million in the nine months ended September 30, 2008, a decrease of $25.0 million, or 50.8%. The decrease was attributable to a $27.8 million decrease from existing operations, partially offset by $2.8 million from new operations. The decrease from existing operations was due to a $23.6 million decrease resulting from a 48.0% decrease in fuel cost per gallon and $4.2 million due to a 16.3% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $10.1 million in the nine months ended September 30, 2009, compared with $28.9 million in the nine months ended September 30, 2008, a decrease of $18.8 million, or 65.1%. Of this decrease, $11.4 million resulted from a 39.4% decrease in diesel fuel cost per gallon and $7.4 million resulted from a 42.3% decrease in diesel fuel gallons sold.

Casualties and insurance expense was $10.7 million in the nine months ended September 30, 2009, compared with $11.8 million in the nine months ended September 30, 2008, a decrease of $1.1 million, or 9.6%. The decrease was attributable to a $2.4 million decrease from existing operations, partially offset by $1.2 million from new operations. The decrease from existing operations was primarily attributable to lower property and liability insurance costs and fewer significant claims in 2009.

Materials expense was $16.6 million in the nine months ended September 30, 2009, compared with $18.8 million in the nine months ended September 30, 2008, a decrease of $2.3 million, or 12.0%. The decrease was attributable to a $4.4 million decrease from existing operations, partially offset by $2.1 million from new operations. The decrease from existing operations was primarily attributable to a decrease in equipment maintenance as a result of a decline in equipment usage primarily attributable to the recession.

Net loss/(gain) on sale and impairment of assets was a $4.8 million net loss in the nine months ended September 30, 2009, compared with a $3.8 million net gain in the nine months ended September 30, 2008. The $4.8 million net loss in 2009 included a $7.4 million non-cash write-down of non-current assets, partially offset by $2.6 million of gains from the sale of certain track-related assets. The $3.8 million net gain in 2008 included gains resulting from the sale of certain land in the United States and freight cars in Canada.

Gain on insurance recoveries was $3.1 million in the nine months ended September 30, 2009, compared with a $0.4 million gain on insurance recoveries in the nine months ended September 30, 2008. The $3.1 million gain in 2009 included a $2.2 million gain as a result of business interruption caused by a hurricane in the third quarter of 2009 and $0.9 million for the replacement of assets. The $0.4 million gain in 2008 was for the replacement of assets.

Restructuring and related charges of $2.3 million in the nine months ended September 30, 2009, resulted from the planned shut-down of HCRY’s operations.

Other expenses were $35.9 million in the nine months ended September 30, 2009, compared with $31.1 million in the nine months ended September 30, 2008, an increase of $4.8 million, or 15.5%. The increase was attributable to $4.9 million from new operations, partially offset by a decrease of $0.1 million from existing operations. The decrease from existing operations was primarily a result of cost cutting measures on each of our railroads and a decrease of $1.0 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by $1.1 million of legal expenses associated with the resolution of the arbitration associated with the M&B Haulage Agreement.

Other Income (Expense) Items

Interest Income

Interest income was $0.7 million in the nine months ended September 30, 2009, compared with $1.8 million in the nine months ended September 30, 2008, a decrease of $1.1 million or 61.4%.

Interest Expense

Interest expense was $20.7 million in the nine months ended September 30, 2009, compared with $12.2 million in the nine months ended September 30, 2008, an increase of $8.4 million, or 69.2%, primarily due to the increase in debt resulting from the purchases of RRF, CAGY, OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the nine months ended September 30, 2009, was 22.9% compared with 37.1% in the nine months ended September 30, 2008. The decrease in 2009 was primarily attributable to the extension of the Short Line Tax Credit on October 3, 2008.

The Short Line Tax Credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. The extension was made retroactive to January 1, 2008. The retroactive effect of the extension was recorded upon enactment in the fourth quarter of 2008. The Short Line Tax Credit represents 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. The Short Line Tax Credit expires on December 31, 2009. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the nine months ended September 30, 2009, was $41.7 million, compared with income from continuing operations attributable to our common stockholders of $47.4 million in the nine months ended September 30, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the nine months ended September 30, 2009, were $1.09 with 38.2 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $1.31 with 36.3 million weighted average shares outstanding in the nine months ended September 30, 2008. Our Basic EPS from continuing operations attributable to our common stockholders were $1.18 with 35.3 million weighted average shares outstanding in the nine months ended September 30, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $1.49 with 31.8 million weighted average shares outstanding in the nine months ended September 30, 2008. The increase in outstanding weighted average shares for the nine months ended September 30, 2009, includes approximately 1,685,000 weighted average shares from our public offering of our Class A common stock on June 15, 2009.

Results of Discontinued Operations

Income from discontinued operations attributable to our common stockholders in the nine months ended September 30, 2009, was $1.3 million, compared with loss from discontinued operations attributable to our common stockholders of $0.5 million in the nine months ended September 30, 2008. Earnings from discontinued operations attributable to our common stockholders in the nine months ended September 30, 2009, consisted primarily from the sale of 100% of the share capital of FCCM. Our diluted EPS from discontinued operations attributable to our common stockholders in the nine months ended September 30, 2009, was $0.04 with 38.2 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations attributable to our commons stockholders of $0.01 with 36.3 million weighted average shares outstanding in the nine months ended September 30, 2008. Basic EPS from discontinued operations attributable to our common stockholders was $0.04 with 35.3 million weighted average shares outstanding in the nine months ended September 30, 2009, compared with basic loss per share from discontinued operations attributable to our common stockholders of $0.02 with 31.8 million weighted average shares outstanding in the nine months ended September 30, 2008.

Liquidity and Capital Resources

On June 15, 2009, we completed a public offering of 4,600,000 shares of our Class A common stock at $24.50 per share, which included 600,000 shares of our Class A common stock issued as a result of the underwriters’ exercise of their over-allotment option. We received net proceeds of $106.6 million from the sale of our Class A common stock.

In June 2009, we used a portion of the offering proceeds along with cash on hand to repay $108.0 million of our revolving credit facility, which represented the entire balance then outstanding. As of September 30, 2009, our $300.0 million revolving credit facility, which matures in 2013, had unused borrowing capacity of $299.9 million and outstanding letter of credit guarantees of $0.1 million. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

During the nine months ended September 30, 2009, we generated $88.4 million of cash from continuing operations, compared with $93.7 million of cash from continuing operations during the nine months ended September 30, 2008. For the nine months ended September 30, 2009, changes in working capital increased net cash flow from operating activities by $3.8 million. For the nine months ended September 30, 2008, changes in working capital increased net cash flow from operating activities by $11.5 million.

During the nine months ended September 30, 2009 and 2008, our cash flows used in investing activities from continuing operations were $35.3 million and $148.5 million, respectively. For the nine months ended September 30, 2009, primary drivers of cash used in investing activities were $60.0 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions (net of cash acquired), partially offset by $10.1 million in cash received from grants from outside parties for capital spending completed in 2009, $6.4 million in cash received from grants from outside parties for capital spending completed in prior years, $6.2 million in cash proceeds from the disposition of property and equipment, $4.0 million of insurance proceeds and $3.8 million of net proceeds from the sale of our investment in Bolivia. For the nine months ended September 30, 2008, primary drivers of cash used in investing activities were $115.7 million of cash paid for acquisitions (net of cash acquired), $62.0 million of cash used for capital expenditures, partially offset by $12.7 million in cash received from government grants for capital spending completed in 2008, $9.1 million in cash received from government grants for capital spending completed prior to 2008, $7.0 million in cash proceeds from the disposition of property and equipment and $0.4 million of insurance proceeds for the replacement of assets.

During the nine months ended September 30, 2009, our cash flows provided by financing activities from continuing operations were $3.5 million, compared with cash provided by financing activities from continuing operations of $53.7 million during the nine months ended September 30, 2008. For the nine months ended September 30, 2009, primary drivers of cash provided by financing activities were $106.6 million proceeds from the issuance of stock and $6.1 million from exercise of stock-based awards, offset by a decrease in outstanding debt of $109.2 million. For the nine months ended September 30, 2008, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $45.1 million and net cash inflows of $8.6 million from exercises of stock-based awards.

At September 30, 2009, we had long-term debt, including current portion, totaling $455.8 million, which comprised 40.7% of our total capitalization, and $299.9 million unused borrowing capacity. At December 31, 2008, we had long-term debt, including current portion, totaling $561.3 million, which comprised 54.0% of our total capitalization.

We believe that our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

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

For the nine months ended September 30, 2009, we have incurred $57.0 million in aggregate capital expenditures, of which we have paid $48.2 million in cash and accrued $8.8 million in accounts payable as of the end of the quarter. We expect to receive $19.7 million in grants related to this year-to-date activity, of which we have received $10.2 million and recorded $9.5 million in outstanding grant receivables from outside parties as of September 30, 2009.

Cash paid for purchases of property and equipment of $60.0 million for the nine months ended September 30, 2009, included $48.2 million for 2009 capital projects and $11.8 million related to capital expenditures accrued in 2008. Grant proceeds of $16.5 million received in the nine months ended September 30, 2009, included $10.1 million related to 2009 capital projects and $6.4 million from grants related to our capital expenditures from prior years.

Accordingly, capital expenditures for the nine months ended September 30, 2009, as compared with our 2009 full year capital expenditure budget can be summarized as follows (in thousands):

	Full Year 2009 Budget	Nine Months Ended September 30, 2009
Total capital expenditures	$96,000	$56,990
Grant proceeds from outside parties	(38,000)	(19,631)

Net capital expenditures	$58,000	$37,359

Credit Facilities

As of September 30, 2009, our $300.0 million revolving credit facility, which matures in 2013, consisted of letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. Our credit facilities require us to comply with certain financial covenants. As of September 30, 2009, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, the $299.9 million unused borrowing capacity is available for general corporate purposes including acquisitions. See Note 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, for additional information regarding our credit facilities.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects of average foreign currency exchange rates on revenues during the nine months ended September 30, 2009, versus the nine months ended September 30, 2008, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollars and the Euro relative to the United States dollar in the nine months ended September 30, 2009. The estimated impact for foreign currency was calculated by comparing reported current period revenues with estimated prior period revenues assuming average rates in effect in the current period. However, since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia.

The following table sets forth the estimated impact of foreign currency translation on reported operating revenues (dollars in thousands):

	Nine Months Ended September 30, 2009
	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
United States Operating Revenues	$302,844	$—	$302,844
Australia Operating Revenues	66,263	10,906	77,169
Canada Operating Revenues	28,672	5,798	34,470
Netherlands Operating Revenues	7,180	679	7,859

Total Operating Revenues	$404,959	$17,383	$422,342

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. There were no material changes in our off-balance sheet arrangements in the nine months ended September 30, 2009.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no impact on our consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued authoritative guidance on the accounting and disclosure requirements for transfers of financial assets. The guidance requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance on the accounting and disclosure for the consolidation of variable interest entities. The guidance broadens the definition of a variable interest entity and requires ongoing reassessment of whether an entity is the primary beneficiary of a variable interest entity. This guidance will become effective for us on January 1, 2010. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On October 2, 2008, we entered into two interest rate swap agreements to manage our exposure to interest rates on a portion of our outstanding borrowings. The first swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive 1-month LIBOR. This swap expires on September 30, 2013. The second swap has a notional amount of $100.0 million and requires us to pay 3.07% on the notional amount and allows us to receive 1-month LIBOR. This swap expires on December 31, 2009. The fair value of the interest rate swap agreements were estimated based on Level 2 valuation inputs. The fair values of the swaps represented liabilities of $7.5 million and $0.7 million, respectively, at September 30, 2009 and $10.6 million and $2.2 million, respectively, at December 31, 2008. During the nine months ended September 30, 2009, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the disclosure controls and procedures are effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Mexico

On June 25, 2007, our wholly-owned subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), formally notified the Secretaria de Communicaciones y Transportes (SCT) of its intent to exercise its right to resign its 30-year concession from the Mexican government and to cease its rail operations. In response to this notification, on July 24, 2007, the SCT issued an official letter informing FCCM that the SCT did not accept the resignation of the concession. On August 8, 2007, the SCT issued another official letter to initiate a proceeding to impose sanctions on FCCM. The amount of the sanctions was not specified. The proposed sanctions were based, in part, on allegations that FCCM had violated the Railroad Service Law in Mexico and the terms of its concession. The SCT also seized substantially all of FCCM’s operating assets in response to FCCM’s resignation of the concession. On September 19, 2007, FCCM filed a proceeding in the Second District Court in Merida (District Court) challenging the SCT’s seizure of its operating assets as unconstitutional. In addition to the allegations made by the SCT, FCCM was subject to claims and lawsuits from aggrieved customers as a result of its cessation of rail operations and the initiation of formal liquidation proceedings.

In August of 2009, we completed the sale of 100% of the share capital of FCCM to Viablis for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. As a result of the sale, the aforementioned legal proceedings and related actions are now the responsibility of Viablis, and we do not expect any material adverse effect on our financial position, results of operations or cash flows as a result of these actions.

M&B Arbitration

Our subsidiary, Meridian & Bigbee Railroad LLC (M&B), CSX Transportation, Inc. (CSX) and Kansas City Southern (KCS) were parties to a Haulage Agreement governing the movement of traffic between Meridian, Mississippi and Burkeville, Alabama. On November 17, 2007, M&B initiated arbitration with the American Arbitration Association against CSX and KCS in an effort to collect on outstanding claims under the Haulage Agreement. In the third quarter of 2009, the parties settled their differences and agreed to withdraw the request for arbitration. As a result of the settlement and the collection of an associated insurance recovery, there was no material impact on our financial statements.

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

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities for the period covered by this Quarterly Report on Form 10-Q.

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

GENESEE & WYOMING INC.

Date: November 6, 2009	By:	/S/ TIMOTHY J. GALLAGHER
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: November 6, 2009	By:	/S/ CHRISTOPHER F. LIUCCI
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation

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

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*	Exhibit filed with this Report.