Form 10-K
period 2009-12-31
GENESEE & WYOMING INC
filed 2010-02-26
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐  Yes    ☑  No

Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $973,073,276. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.

Shares of common stock outstanding as of the close of business on February 18, 2010:

Class	Number of Shares Outstanding
Class A Common Stock	38,533,302
Class B Common Stock	2,493,540

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2009

Unless the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “Genesee & Wyoming,” the “Company,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in United States dollars unless specifically noted otherwise.

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

These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Forward-looking statements may be influenced by risks which exist in the following areas, among others:

•	our susceptibility to downturns in the general economy;

•	our ability to fund, consummate and integrate acquisitions and investments;

•	the imposition of operational restrictions as a result of covenants in our credit facilities and in our note purchase agreements;

•	legislative and regulatory developments, including the passage of new legislation, rulings by the Surface Transportation Board (STB) and the Railroad Retirement Board (RRB);

•	our relationships with Class I railroads and other connecting carriers for our operations;

•	our ability to obtain railcars and locomotives from other providers on which we are currently dependent;

•	competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators;

•	the effects of economic, political or social conditions;

•	changes in foreign exchange policy or rates;

•	strikes, work stoppages or unionization efforts by our employees;

•	our ability to attract and retain a sufficient number of skilled employees;

•	our obligation as a common carrier to transport hazardous materials by rail;

•	the occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits;

•	rising fuel costs or constraints in fuel supply;

•	customer retention and contract continuation, including as a result of economic downturns;

•	our susceptibility to severe weather conditions and other natural occurrences;

•	our ability to obtain funding for capital projects;

•	acts of terrorism and anti-terrorism measures;

•	the effects of market and regulatory responses to climate changes;

•	the effects of violations of, or liabilities under, environmental laws and regulations;

•	our susceptibility to various legal claims and lawsuits; and

•	our susceptibility to risks associated with doing business in foreign countries.

The areas in which there is risk and uncertainty are further described under the caption “Risk Factors” in Item 1A, as well as in documents that we file from time to time with the United States Securities and Exchange Commission (the SEC), which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and our actual results or developments may differ materially from the expectations expressed in the forward-looking statements.

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

PART I

Item 1.	Business.

OVERVIEW

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada and the Netherlands. The Company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. As of December 31, 2009, we operated over approximately 6,000 miles of owned and leased track and approximately 3,400 additional miles under track access arrangements. We operated in 28 states in the United States, four Australian states, one Australian territory and two Canadian provinces and provided rail service at 16 ports in North America and Europe. Based on track miles, we believe that we are the second largest operator of short line and regional freight railroads in North America.

By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase our earnings and cash flow. In addition, we expect that acquisitions will adhere to our return on capital targets and that existing operations will strive to improve year-over-year financial returns and safety performance.

GROWTH STRATEGY

The two main drivers of our growth strategy are the execution of our disciplined acquisition and investment strategy as well as our operating strategy.

Acquisition and Investment Strategy

Our acquisition strategy includes the acquisition of rail lines, entry into new long-term operational leases, as well as investment in new projects. Opportunities are generally of the following five types:

•	other regional railroads or short line railroads, such as Rail Management Corporation (RMC), Ohio Central Railroad System (OCR) and CAGY Industries, Inc. (CAGY);

•	new rail and infrastructure and/or equipment associated with new industrial and mineral development, such as potential new mining projects in Australia and North America;

•	international railroads, such as Rotterdam Rail Feeding (RRF);

•	rail lines of industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation (GP); and

•	branch lines of Class I railroads, such as Burlington Northern Santa Fe Corporation (BNSF) and CSX Transportation (CSX).

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

Since 1985, we have completed 34 acquisitions. We believe that additional acquisition opportunities in the United States exist among the more than 500 short line and regional railroads not already owned by us operating approximately 41,500 miles of track, as well as additional lines that might be sold or leased by industrial companies or Class I railroads. We also believe that there are additional acquisition candidates and investment opportunities in Australia, Europe, Canada and other markets outside the United States. Potential investment opportunities also exist as a result of the open access regimes in Australia and the Netherlands. Although we did not acquire any railroads in 2009, in 2008 we acquired 10 railroads known as the Ohio Central Railroad System (OCR), one railroad known as the Georgia Southwestern Railroad, Inc., (Georgia Southwestern) three railroads known as CAGY Industries, Inc. (CAGY) and one railroad known as Rotterdam Rail Feeding (RRF). In addition, we began operating one railroad known as Maryland Midland Railway (Maryland Midland) on January 1, 2008. We believe that we are well-positioned to capitalize on additional acquisitions and will continue to adhere to our disciplined approach when evaluating opportunities.

Operating Strategy

In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as prerequisites to achieving our financial goals. Our railroads operate under strong local management, with centralized administrative support and oversight. Our regional managers are continually focused on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following four principal elements:

•

Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year we establish stringent safety targets as part of our safety program. Through the execution of our safety program, we have reduced our injury frequency rate from 5.89 injuries per 200,000 man-hours worked in 1998 to 0.74 in 2009.

•

Focused Regional Marketing. We build each regional rail system on a base of large industrial customers, seek to grow that business through marketing efforts and pursue additional sources of revenue by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. Our capacity to compete for new customers and provide ancillary rail services is enhanced by the open access environments in both Australia and Europe.

•

Lower Operating Costs. We focus on lowering operating costs and historically have been able to operate acquired rail lines more efficiently than the companies from which we acquired these properties. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•

Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we usually rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain customers and railroads to the regional economies, we are able, in some instances, to obtain state and/or federal grants to upgrade track. Typically, we seek government funds to support investments that would not otherwise be economically viable for us to fund on a stand-alone basis.

As of December 31, 2009, our continuing operations were organized as nine businesses, which we refer to as regions. In the United States, we have six regions: Illinois, New York/Ohio/Pennsylvania, Oregon, Rail Link (which includes industrial switching and port operations in various geographic locations), Rocky Mountain and Southern (principally consisting of railroads in the Southern part of the United States). Outside the United States, we have three regions: Australia, Canada (which includes certain contiguous railroads located in the United States) and the Netherlands.

INDUSTRY

According to the Association of American Railroads (AAR), there are 565 railroads in the United States operating over 139,300 miles of track. The AAR classifies railroads operating in the United States into one of three categories based on the amount of revenues and track miles. Class I railroads, those with over $401.4 million in revenues, represent approximately 94% of total rail revenues. Regional and local railroads operate approximately 45,200 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. Regional and local railroads combined account for approximately 6% of total rail revenues. We operate one regional and 56 local (short line) railroads in the United States.

The following table shows the breakdown of railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	94,082	Over $401.4 million
Regional	33	16,690	$40.0 to $401.4 million and /or 350 or more miles operated
Local	525	28,554	Less than $40.0 million and less than 350 miles operated

Total	565	139,326

(1)	Includes CSX, BNSF Railway Co. (BNSF), Norfolk Southern Corporation (NS), Kansas City Southern Railway Company (KCS), Union Pacific (UP), Canadian National Railway (CN) and Canadian Pacific Railroad Co. (CP)

Source: AAR, Railroad Facts, 2009 Edition.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which effectively deregulated certain pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold branch lines to smaller and more cost-efficient rail operators willing to commit the resources necessary to meet the needs of the customers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment.

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

OPERATIONS

As of December 31, 2009, through our subsidiaries, we owned, leased or operated 62 short line and regional freight railroads with approximately 6,000 miles of track in the United States, Australia, Canada and the Netherlands.

Freight Revenues

We generate revenues primarily from the haulage of freight by rail over relatively short distances. Freight revenues represented 61.2%, 61.5% and 63.8% of our total revenues in 2009, 2008 and 2007, respectively.

Non-Freight Revenues

We generate non-freight revenues primarily through the following activities:

•

Railcar switching—revenues from industrial switching (the movement of railcars within industrial plants and their related facilities), port terminal switching (the movement of customer railcars from one track to another track on the same railroad, primarily at United States ports), contract coal loading and dedicated movement of railcars on a largely fixed fee basis;

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

Non-freight revenues represented 38.8%, 38.5% and 36.2% of our total operating revenues in 2009, 2008 and 2007, respectively. Railcar switching represented 46.6%, 42.4% and 40.3% of our total non-freight revenues in 2009, 2008 and 2007, respectively.

Customers

As of December 31, 2009, our operations served more than 950 freight customers. Freight revenues from our 10 largest freight customers accounted for approximately 21%, 20% and 22% of our total revenues in 2009, 2008 and 2007, respectively. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms ranging from less than one year to 20 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped.

Commodities

Our railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. Our coal, coke and ores commodity revenues accounted for 13%, 12% and 12% of our total revenues in 2009, 2008 and 2007, respectively. Our pulp and paper commodity freight revenues accounted for 9%, 12% and 13% of our total revenues in 2009, 2008 and 2007, respectively. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2009, 2008 and 2007, see the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Group Descriptions

The Coal, Coke and Ores commodity group consists primarily of shipments of coal to power plants and industrial customers.

The Pulp and Paper commodity group consists primarily of outbound shipments of container board and finished papers and inbound shipments of wood pulp.

The Metals commodity group consists primarily of finished steel products such as coils, slabs and ingots, and pipe and scrap metal.

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

The Other commodity group consists of all freight not included in the commodity groups set forth above, such as municipal waste and haulage traffic.

Geographic Information

For financial information with respect to each of our geographic areas, see Note 18 to our Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report.

Traffic

Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic provide us with a more stable source of revenues, because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2009, revenues generated from interline and local traffic constituted approximately 96% of our freight revenues.

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

Employees

As of December 31, 2009, our railroads and industrial switching locations had 2,481 full time employees. Of this total, 998 railroad employees are members of national labor organizations and an additional 52 railroad employees are represented by a national labor organization. Our railroads have 37 contracts with these national labor organizations, 10 of which are currently in negotiation. We are also a party to employee association agreements with an additional 135 employees who are not represented by a national labor organization. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. Le Code Canadian du Travail and the

Federal Workplace Relations Act govern the labor relations of employers and employees engaged in the railroad industry in Canada and Australia, respectively. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. In the Netherlands, RRF is not party to any collective bargaining agreements. We believe our relationship with our employees is good.

SAFETY

Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency ratio, which is defined by the Federal Railroad Administration (FRA) as reportable injuries per 200,000 man-hours worked, was 0.74 and 1.33 in 2009 and 2008, respectively.

INSURANCE

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $0.5 million per occurrence. In addition, we maintain excess liability policies that provide supplemental coverage for losses in excess of our primary policy limits. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property damage policies have self-insured retentions generally up to $0.8 million, depending on the category of incident.

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

Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy. Employees of GWA are covered by the respective state-based workers’ compensation legislation in Australia. Employees of RRF are covered by the workers’ compensation legislation of the Netherlands.

We believe our insurance coverage is adequate given our experience and the experience of the rail industry within the geographies we operate.

COMPETITION

Each of our railroads is typically the only rail carrier directly serving our customers. However, in certain circumstances, including under open access regimes in Australia and the Netherlands, our customers have access to other rail carriers. In addition, our railroads compete directly with other modes of transportation, principally highway competition from motor carriers and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight we handle is interchanged with other railroads prior to reaching its final destination. As a result, to the extent other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent highway competition is involved, the effectiveness of that competition is affected by government policy with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.

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

In acquiring rail properties, we generally compete with other short line and regional railroad operators, and with various financial institutions, including private equity firms, operating in conjunction with short line rail operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial and financial resources, effectively positions us to take advantage of acquisition opportunities.

REGULATION

United States

In addition to environmental laws, securities laws, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	the STB;

•	the FRA;

•

federal agencies, including the United States Department of Transportation (DOT), Occupational Safety and Health Administration (OSHA) and Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

•	state departments of transportation; and

•	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA, DOT and OSHA have jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. In some cases, state and local laws and regulations may be preempted in their application to railroads by the operation of these and other federal authorities.

On January 12, 2010, the FRA issued final rules governing installation of positive train control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. Certain of our railroads may be required to install PTC or PTC-related equipment by the end of 2015.

In addition, in 2010 we expect the United States Senate will consider a bill proposed in 2009 that would expand the regulatory authority of the STB. We are closely monitoring this proposed legislation. If adopted, the legislation could expand regulation of railroad operations and prices for our rail services, which could reduce or eliminate the economic viability of our railroads, and threaten the service we are able to provide to our customers. On October 16, 2008, President Bush signed the Rail Safety Improvement Act of 2008 into law, which, among other things, revised hours of service rules for train and certain other railroad employees, mandated implementation of PTC, imposed passenger service requirements, addressed safety at rail crossings, increased the number of safety related employees of the FRA, and increased fines that may be levied against railroads for safety violations.

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

GWA’s interstate access includes the standard gauge tracks in South Australia which are part of the standard gauge network connecting the state capital cities of Perth, Adelaide, Melbourne, Sydney and Brisbane. The majority of interstate network access is controlled by the Australian Rail Track Corporation, owned by the Commonwealth of Australia. Freightlink Pty Ltd. provides network access for the standard gauge tracks operating between Tarcoola, South Australia to Darwin, Northern Territory.

Netherlands

In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways manager, Pro Rail.

In addition, at the European Level, several directives have been issued concerning the transportation of goods by railway. These directives generally cover the development of the railways, allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The European Union (EU) legislation also sets a framework for a harmonized approach to railway safety. Every railway company must obtain a safety certification before it can run trains on the European network and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been implemented in Dutch railway legislation such as the Railways Act.

The Dutch Competition Authority (DCA) is charged with the supervision of compliance with the European Community’s directives on the development of the railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure.

ENVIRONMENTAL MATTERS

Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes, the Clean Air Act, regulating air emissions and the Clean Water Act, regulating water discharges. In Canada, environmental laws and regulations are administered at the federal level by Environment Canada and the Ministry of Transport and comparable agencies at the provincial level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. In the Netherlands, national laws regulating the protection of the environment are administered by the Ministry of Housing, Spatial Planning and the Environment and authorities at the provincial and municipal level, while laws regulating the transportation of hazardous substances are primarily administered by the Ministry of Transport, Public Works and Water Management.

The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired from them and used by our Australian operations contain contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards.

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

DISCONTINUED OPERATIONS

In August of 2009, we completed the sale of 100% of the share of capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis) for a sale price of $2.2 million, including a deposit of $0.5 million received in November 2008. Accordingly, we recorded a net gain of $2.2 million on the sale within discontinued operations. As of December 31, 2009, there were net assets of $0.3 million remaining on our balance sheet related to discontinued operations. We do not expect any material adverse financial impact from our remaining Mexican subsidiary, GW Servicios S.A. (Servicios).

Results of our Mexican operations are included in results from discontinued operations.

AVAILABLE INFORMATION

We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996, and since September 27, 2002, our Class A common stock has been listed on the New York Stock Exchange (NYSE). Our principal executive offices and corporate headquarters are located at 66 Field Point Road, Greenwich, Connecticut, 06830, and our telephone number is (203) 629-3722.

Our Internet website address is www.gwrr.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the SEC. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our Internet website. Our Internet website also contains charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics. Our Code of Ethics applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, and our chief accounting officer and global controller. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet website within the required time period.

In addition, you may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically. The SEC Internet website address is www.sec.gov.

The information regarding our Internet website and its content is for your convenience only. From time to time we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email by visiting the “E-mail Alerts” section at www.gwrr.com/investors.

The information contained on or connected to our Internet website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.

Item 1A.	Risk Factors.

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

Economic activity in the United States and throughout the world continues to experience the effect of the recent recession. Global financial markets have incurred and could continue to incur significant volatility and disruption. Certain of our customers and suppliers have been directly affected by the economic downturn and are facing credit issues and have experienced cash flow problems that have given and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that have decreased and could continue to decrease the demand for our rail services. Changes in governmental banking, monetary and fiscal policies to stimulate the economy, restore liquidity and increase credit availability may not be effective. It is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact our customers, our suppliers and our business in general. We are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. Given the asset intensive nature of our business, the economic downturn increases the risk of significant asset impairment charges. Continuation or further worsening of current macroeconomic and financial conditions could have a material adverse effect on our operating results, financial condition and liquidity.

If we are unable to consummate additional acquisitions or investments, then we may not be able to implement our growth strategy successfully.

Our growth strategy is based to a large extent on the selective acquisition and development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other companies that may have greater financial resources;

•	our ability to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with partners; and

•	the availability of management resources to oversee the integration and operation of the new businesses effectively.

If we are not successful in implementing our growth strategy, the market price of our Class A common stock may be adversely affected.

We may need additional capital to fund our acquisitions. If we are unable to obtain additional capital at a reasonable cost, then we may forego potential acquisitions, which would impair the execution of our growth strategy.

Since January 1, 1996, we have acquired interests in 54 railroads, all of which were purchased for cash. As of December 31, 2009, we had $105.7 million of cash and cash equivalents and undrawn revolver capacity of $299.9 million available for acquisitions or other activities, subject to maintaining compliance with the covenants under our credit facilities. We intend to continue to review acquisition and investment opportunities and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. As in the past, we expect that we will pay cash for some or all of the purchase price of any acquisitions or purchases that we make. Depending on the number of acquisitions or purchases and the prices thereof, we may need to raise substantial additional capital to fund our acquisitions and investments. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. The global financial markets have been and may be constrained and may not be a source of additional capital. If we are unable to obtain additional capital, then we may forego potential acquisitions, which could impair the execution of our growth strategy.

Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.

We may not be able to manage or integrate acquired companies or businesses successfully. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. Acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. Integrating acquired businesses could also result in significant restructuring costs. The process of acquiring businesses may be disruptive to our business and may cause an interruption or reduction of our business as a result of the following factors, among others:

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

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on extensive analyses. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, most of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions.

Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before our acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. Generally, the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, expire within several years of the closing. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our financial condition and operating results.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment, could have a material adverse effect on our operating results, financial condition and liquidity.

We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, the DOT, the FRA of the DOT, the DHS and other federal agencies and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec and Ontario. In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways manager, Pro Rail. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.

There are various legislative actions being considered in the United States, including legislation proposed in the Senate in December 2009, that modify or increase regulatory oversight of the rail industry. The majority of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress could expand regulation of railroad operations and prices for our rail services, which could reduce or eliminate the economic viability of our railroads and threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In addition, proposed and pending regulations may require us to obtain and maintain various licenses, permits and other authorizations, and we may not be able to do so. Federal, state and local regulatory authorities may change the regulatory framework without providing us with any recourse for the adverse effects that the changes may have on our business, including without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. As a result, changes to legislation and the regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

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

Our credit facilities also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit facilities could result in an increase in our interest expense and could give rise to events of default under the credit facilities, which, if not cured or waived, could permit acceleration of our indebtedness.

We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.

Our business is subject to credit risk. There is a risk that customers or counterparties, including government entities, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We have procedures for reviewing our receivables and credit exposures to specific customers and counterparties; however, default risk may arise from events or circumstances that are difficult to detect or foresee. Certain of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters. This information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect our operating results, financial condition and liquidity.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.

Our operations served more than 950 freight customers in 2009. Freight revenues from our 10 largest freight customers accounted for approximately 21% of our total revenues in 2009. In 2009, our largest freight customer was a company in the paper and forest products industry, total revenues from which accounted for approximately 4% of our total revenues. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped. Substantial reduction in business with or loss of important customers or contracts has had and could continue to have a material adverse effect on our operating results, financial condition and liquidity.

Because we depend on Class I railroads and other connecting carriers for a majority of our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2009, approximately 84% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to use alternate modes of transportation, such as motor carriers, or to cease certain freight movements, could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which Class I carrier made such a decision and which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.

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

Our rail operations are dependent, in part, on lease agreements with Class I railroads and third parties that allow us to operate over certain segments of track critical to our operations. For instance, we lease several railroads from Class I carriers under long-term lease arrangements, which collectively accounted for approximately 10% of our 2009 total revenues. In addition, we own several railroads that also lease portions of the track or right of way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Expiration or termination of these leases or failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties, which could adversely affect our operating results and financial condition.

We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.

Each of our railroads is typically the only rail carrier directly serving our customers. However, in certain circumstances, including under the open access regimes in Australia and the Netherlands, our customers have direct access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our network. In addition, other rail operators may build new rail lines to access certain of our customers. If competition from these alternative methods of transportation or competitors materially increases, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, we could suffer a material adverse effect on our operating results, financial condition and liquidity.

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

For information on the competition associated with the open access regimes in Australia and Europe, see “Additional Risks Associated with our Foreign Operations.”

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

Fuel costs constitute a significant portion of our total operating expenses and an increase in fuel costs could have a negative effect on our profitability. Although we receive fuel surcharges and other rate adjustments to offset rising fuel prices, if Class I railroads change their policies regarding fuel surcharges, then the compensation we receive for increases in fuel costs may decrease. Costs for fuel used in operations were approximately 8% and 13% of our operating expenses for the years ended December 31, 2009 and 2008, respectively.

Fuel prices are influenced by factors beyond our control, such as international political and economic circumstances. If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our operating results, financial condition and liquidity.

We may be affected by supply constraints resulting from disruptions in the fuel markets.

We consumed 17.3 million gallons of diesel fuel in 2009. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, our financial position, results of operations or liquidity could be adversely affected.

As a common carrier by rail, we are required to transport hazardous materials, regardless of risk.

Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. In addition, federal regulators have previously prescribed regulations governing railroads’ transportation of hazardous materials and have the ability to put in place additional regulations. For instance, recently enacted legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transport of hazardous materials could have a material adverse effect on our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. On certain of the rail lines over which we operate, freight trains are commingled with passenger trains. For instance, in Oregon we operate certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon over our Portland & Western Railroad. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed expected statutory limits, third-party insurance limits and our insurance limits. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, subsequent adverse events directly and indirectly applicable to us may result in additional increases in our insurance premiums and/or our self-insured retentions and could result in limitations to the coverage under our existing policies. The occurrence of losses or other liabilities that are not covered by insurance or that exceed our insurance limits could have a material adverse effect on our operating results, financial condition and liquidity.

Unless it is extended, the expiration of the short line tax credit on December 31, 2009, will adversely affect our effective tax rate.

Originally enacted in 2004 in the American Jobs Creation Act (P.L. 108-357) for an initial three-year period which included calendar years 2005 through 2007 and subsequently extended for two additional years in the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (P.L. 110-343), there was an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges, and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. In 2009 and 2008, the Short Line Tax Credit lowered our effective tax rate by 15.0% and 12.0%, respectively. The Short Line Tax Credit expired on December 31, 2009. If the Short Line Tax Credit is not extended, the loss of the credit will have an adverse effect on our effective tax rate and our reported earnings per share.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operating results, financial condition and liquidity.

We are a party to collective bargaining agreements with various labor unions in the United States, Australia and Canada. In North America, we are party to 37 contracts with national labor organizations. We are currently engaged in negotiations with respect to 10 of those agreements. We have also entered into employee association agreements with an additional 135 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, then we could experience a significant disruption of our operations and/or higher ongoing labor costs, which, in either case, could materially adversely affect our operating results, financial condition and liquidity. To date, we have experienced no material strikes or work stoppages. We are also subject to the risk of the unionization of our non-unionized employees, which risk could increase if pro-union legislation currently under consideration in the United States is adopted. Additional unionization of our workforce could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility. In addition, work interruptions may be threatened, which could cause customers to seek other transportation alternatives, with a corresponding adverse financial impact.

If we are unable to employ a sufficient number of skilled workers, then our operating results, financial condition and liquidity may be materially adversely affected.

We believe that our success and our growth depend upon our ability to attract and retain skilled workers that possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce and significant competition for specialized trades. Within the next five years, we estimate approximately 20% of the current workforce will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. If any of these events were to occur, then our cost structure could increase, our margins could decrease and our growth potential could be impaired, each of which could have a material adverse effect on our operating results, financial condition and liquidity.

Our operations are dependent on our ability to obtain railcars, locomotives and other critical railroad items from suppliers.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items such as railcars, locomotives and track materials. If the number of available railcars is insufficient or if the cost of obtaining these railcars either through lease or purchase increases, then we might not be able to obtain railcars on favorable terms, or at all, and shippers may seek alternate forms of transportation. As of February 1, 2010, according to the AAR, approximately 28% of the North American railcar fleet was in storage. In some cases we use third-party locomotives to provide transportation services to our customers and locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in increased prices or material shortages that could materially affect our financial position, results of operations or liquidity in a particular year or quarter.

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

Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability that is not covered by insurance could have a material adverse effect on our operating results, financial condition and liquidity.

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

Certain of our existing capital projects are, and certain of our capital projects may be, partially dependent on our ability to obtain government funding. During 2009, we obtained government funding for 36 separate projects that were partially funded by United States, Canada and Australia federal, state and municipal agencies. The spending associated with these grant-funded projects represented approximately 31% of our total capital expenditures during 2009. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements.

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

Some of our significant subsidiaries transact business in foreign countries, namely in Australia, Canada and the Netherlands. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	adverse currency movements that make goods produced in those countries that are destined for export markets less competitive;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment and earnings;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.

Because some of our significant subsidiaries and affiliates transact business in foreign currencies and because a significant portion of our net income comes from the operations of our foreign subsidiaries, future exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.

Our operations in Australia, Canada and the Netherlands accounted for 17.1%, 7.0% and 1.9% of our consolidated operating revenues, respectively, for the year ended December 31, 2009. Our operations in Australia, Canada and the Netherlands accounted for 6.5%, 6.3% and 1.1% of our long-lived assets, respectively, as of December 31, 2009. The results of operations of our foreign entities are maintained in the local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The financial statements of the Company’s foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.

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

Through our subsidiaries in South Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in South Australia. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to safety, service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures. Our failure to meet these commitments under the long-term concession and lease agreements could result in the loss of those concession or lease agreements. The loss of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement and the related revenues and income.

Open access regimes in Australia and the Netherlands could lead to additional competition for rail services and decreased revenues and profit margins.

The legislative and regulatory framework in Australia allows third-party rail operators to gain access to GWA’s railway infrastructure and also governs GWA’s access to track owned by others. The Netherlands also has an open access regime that permits third-party rail operators to compete for RRF’s business. There are limited barriers to entry to preclude a current or prospective rail operator from approaching GWA or RRF’s customers, and seeking to capture their business. The loss of GWA or RRF’s customers to competitors could result in decreased revenues and profit margins and adversely affect our operating results and financial condition.

Changes to the open access regimes in Australia and the Netherlands could have a significant impact on our operations.

Access charges paid for access onto the track of other companies, and access charges under state and federal regimes are subject to change. Where we pay access fees to others, if those fees were increased, our operating margins could be negatively affected. In Australia, if the federal government or respective state regulators were to alter the regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by GWA did not meet competitive standards, then GWA’s income from those fees could decline. In addition, when GWA and RRF operate over track networks owned by others, the owners of the networks are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the tracks in satisfactory condition. Therefore, in areas where we operate over tracks owned by others, our operations are subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained. Either risk could adversely affect our operating results and financial condition.

GWA is subject to several contractual restrictions on its ability to compete.

As a result of our June 2006 sale of the Western Australia operations and certain other assets of the Australian Railroad Group Pty Ltd and its subsidiaries (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale), GWA is subject to (a) a five-year non-compete in the State of Western Australia, the Melbourne-to-Adelaide corridor and certain areas within the State of New South Wales historically served by ARG; (b) a right of first refusal for the benefit of Queensland Rail on the sale of (i) GWA or a majority of the ownership of GWA and (ii) a number of high horsepower locomotives and intermodal wagons owned or operated by GWA and (c) a five-year restriction on hiring of ARG employees who remain employed by ARG after the sale. These contractual restrictions may place limits on our ability to grow GWA’s business or divest of certain assets, which could have a material adverse effect on GWA’s operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Genesee & Wyoming, through our subsidiaries, currently has interests in 62 short line and regional freight railroads, of which 57 are located in the United States, three are located in Canada, one is located in Australia and one is located in the Netherlands. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally retained by the sellers, and our holdings of such real estate are not material. Similarly, the seller typically retains mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land.

Our railroads operate over approximately 6,000 miles of track that is owned, jointly owned or leased by us. We also operate, through various trackage rights and lease agreements, over approximately 3,400 miles of track that is owned or leased by others. The track miles listed below exclude 919 miles of sidings and yards located in the United States (767 miles), Canada (87 miles) and Australia (65 miles).

The following table sets forth certain information as of December 31, 2009, with respect to our railroads:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
UNITED STATES:
Genesee and Wyoming Railroad Company	1899	27	(2)	Owned	CP, DMM, RSR, NS, CSX
(GNWR) New York

The Dansville & Mount Morris Railroad Company	1985	8	(2)	Owned	GNWR
(DMM) New York

Rochester & Southern Railroad, Inc.	1986	58	(3)	Owned	BPRR, CP, GNWR, CSX, LAL
(RSR) New York

Louisiana & Delta Railroad, Inc.	1987	72	(4)	Owned/Leased	UP, BNSF
(LDRR) Louisiana

Buffalo & Pittsburgh Railroad, Inc.	1988	368	(5)	Owned/Leased	ALY, BR, CN, CP, CSX, NS, PS, RSR, AVR, SB, BSOR, WNYP
(BPRR) New York, Pennsylvania

Allegheny & Eastern Railroad, Inc.	1992	128	(6)	Owned	BPRR, NS, CSX
(ALY) Pennsylvania

Bradford Industrial Rail, Inc.	1993	4	(7)	Owned	BPRR
(BR) Pennsylvania

Willamette & Pacific Railroad, Inc.	1993	184	(8)	Leased	UP, PNWR, HLSC, AERC
(WPRR) Oregon

Portland & Western Railroad, Inc.	1995	288	(9)	Owned/Leased	BNSF, UP, WPRR, AERC, POTB
(PNWR) Oregon

Pittsburg & Shawmut Railroad, Inc.	1996	111	(10)	Owned	BPRR, NS
(PS) Pennsylvania

Illinois & Midland Railroad, Inc.	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP, KCS
(IMR) Illinois

Commonwealth Railway, Inc.	1996	19	(12)	Owned	NS, CSX
(CWRY) Virginia

Talleyrand Terminal Railroad Company, Inc.	1996	2	(13)	Leased	NS, CSX
(TTR) Florida

Corpus Christi Terminal Railroad, Inc.	1997	30	(14)	Leased	UP, BNSF, TM
(CCPN) Texas

Golden Isles Terminal Railroad, Inc.	1998	13	(15)	Owned/Leased	CSX, NS
(GITM) Georgia

Savannah Port Terminal Railroad, Inc.	1998	18	(16)	Leased	CSX, NS
(SAPT) Georgia

South Buffalo Railway Company	2001	54	(17)	Owned/Leased	BPRR, CSX, NS, CP, CN
(SB) New York

St. Lawrence & Atlantic Railroad Company	2002	157	(18)	Owned/Leased	PAR, SLQ
(SLR) Maine, New Hampshire and Vermont

York Railway Company	2002	42	(18)	Owned	CSX, NS
(YRC) Pennsylvania

Utah Railway Company	2002	47	(19)	Owned	UP, BNSF
(UTAH) Utah

Salt Lake City Southern Railroad Company	2002	2	(20)	Owned	UP, BNSF
(SLCS) Utah

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
Chattahoochee Industrial Railroad	2003	15	(21)	Owned	CSX, NS, CHAT
(CIRR) Georgia

Arkansas Louisiana and Mississippi
Railroad Company	2003	53	(21)	Owned	UP, KCS, FP
(ALM) Arkansas, Louisiana

Fordyce and Princeton R.R. Co.	2003	57	(21)	Owned	UP, KCS, ALM
(FP) Arkansas

Tazewell & Peoria Railroad, Inc.	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW, KJR,
(TZPR) Illinois					IAIS, IMRR, CIRY

Golden Isles Terminal Wharf	2004	7	(23)	Owned	CSX
(GITW) Georgia

First Coast Railroad Inc.	2005	32	(24)	Leased	CSX, SM
(FCRD) Florida, Georgia

AN Railway, L.L.C.	2005	96	(25)	Leased	CSX
(AN) Florida

Atlantic & Western Railway, L.P.	2005	11	(26)	Owned	CSX, NS
(ATW) North Carolina

The Bay Line Railroad, L.L.C.	2005	108	(26)	Owned	CSX, NS, CHAT
(BAYL) Alabama, Florida

East Tennessee Railway, L.P.	2005	14	(27)	Owned/Leased	CSX, NS
(ETRY) Tennessee

Galveston Railroad, L.P.	2005	38	(28)	Leased	BNSF, UP
(GVSR) Texas

Georgia Central Railway, L.P.	2005	171	(29)	Owned/Leased	CSX, NS
(GC) Georgia

KWT Railway, Inc.	2005	69	(26)	Owned	CSX
(KWT) Kentucky, Tennessee

Little Rock & Western Railway, L.P.	2005	79	(26)	Owned	BNSF, UP
(LRWN) Arkansas

Meridian & Bigbee Railroad, L.L.C.	2005	145	(30)	Owned/Leased	CSX, KCS, NS, AGR, BNSF
(MNBR) Alabama, Mississippi

Riceboro Southern Railway, L.L.C.	2005	18	(31)	Leased	CSX
(RSOR) Georgia

Tomahawk Railway, L.P.	2005	6	(26)	Owned	CN
(TR) Wisconsin

Valdosta Railway, L.P.	2005	10	(26)	Owned	CSX, NS
(VR) Georgia

Western Kentucky Railway, L.L.C.	2005	19	(26)	Owned	CSX
(WKRL) Kentucky

Wilmington Terminal Railroad, L.L.C.	2005	17	(32)	Leased	CSX
(WTRY) North Carolina

Chattahoochee Bay Railroad, Inc.	2006	26	(33)	Owned	BAYL, NS, CIRR, CSX
(CHAT) Georgia

Maryland Midland Railway, Inc.	2007	70	(34)	Owned	CSX
(MMID) Maryland

Chattooga & Chickamauga Railway Co.	2008	49	(35)	Leased	NS
(CCKY) Georgia

Luxapalila Valley Railroad, Inc.	2008	38	(35)	Owned	NS, KCS, C&G, GTRA
(LXVR) Alabama, Mississippi

Columbus and Greenville Railway Company	2008	162	(35)	Owned	NS, KCS, LXVR, AGR, CN, GTRA, CSX
(C&G) Mississippi

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
The Aliquippa & Ohio River Railroad Company	2008	6	(36)	Owned	CSX
(AORR) Pennsylvania

The Columbus and Ohio River Rail Road Company	2008	247	(36)	Owned/Leased	CSX, NS, OHCR, OSRR
(CUOH) Ohio

The Mahoning Valley Railway Company	2008	6	(36)	Owned	CSX, NS, OHPA, YBRR
(MVRY) Ohio

Ohio Central Railroad, Inc.	2008	70	(36)	Owned	CSX, CUOH, NS, WE, OSRR, RJCL
(OHCR) Ohio

Ohio and Pennsylvania Railroad Company	2008	3	(36)	Owned	CSX, MVRR, NS, YBRR, YSER
(OHPA) Ohio

Ohio Southern Railroad, Inc.	2008	18	(36)	Owned	CUOH, NS, OHCR
(OSRR) Ohio

The Pittsburgh & Ohio Central Railroad Company	2008	35	(36)	Owned	CSX, NS, PAM
(POHC) Pennsylvania

The Warren & Trumbull Railroad Company	2008	4	(36)	Leased	NS, YBRR
(WTRM) Ohio

Youngstown & Austintown Railroad, Inc.	2008	5	(36)	Leased	CSX, NS, YBRR
(YARR) Ohio

The Youngstown Belt Railroad Company	2008	13	(36)	Owned	CSX, MVRR, NS, WTRR, YARR, OHPA
(YBRR) Ohio

Georgia Southwestern Railroad Inc.	2008	234	(37)	Owned/Leased	NS, CSX
(GSWR) Georgia

CANADA:
Huron Central Railway Inc.	1997	173	(38)	Leased	CP, CN
(HCRY) Canada

Quebec Gatineau Railway Inc.	1997	313	(39)	Owned/Leased	CP, CN
(QGRY) Canada

St. Lawrence & Atlantic Railroad
(Quebec) Inc.	2002	95	(18)	Owned	CP, CN, MMA, SLR
(SLQ) Canada

AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd	2006	791	(40)	Leased
(GWA)

NETHERLANDS:
Rotterdam Rail Feeding, B.V.	2008	0	(41)	Open Access
(RRF)

(1)	See Legend of Connecting Carriers following this table.
(2)	Includes 13 miles obtained in 1982. The GNWR and DMM are now operated by RSR.
(3)	In addition, RSR has haulage contracts over 52 miles of NS that are terminable at will and 70 miles of CSX that expire in 2013.
(4)	Includes 24 miles under lease with UP. In addition, LDRR operates by trackage rights over 148 miles of UP and over 190 miles with BNSF under an agreement that expires in 2099.
(5)	Includes 100 miles under a perpetual lease and 34 miles, seven miles and 24 miles under leases with CSX expiring in 2027, 2080 and 2024, respectively, and 36 miles under a lease with NS expiring in 2027. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018 and eight miles of NS under an agreement expiring in 2027.
(6)	ALY operates by an indefinite interchange agreement over one mile of NS. ALY merged with BPRR in January 2004.
(7)	BR merged with BPRR on January 1, 2004.
(8)	All under lease with UP expiring in 2013, with a 10-year renewal unless terminated by either party. If the lease terminates, the UP is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(9)	Includes more than four miles under lease with POTB expiring in 2010 and 60 miles under lease with UP expiring in 2015 with a 10-year renewal unless terminated by either party. If the lease terminates, UP is obligated to reimburse us for pre-approved leasehold improvements, subject to certain limitations. Includes over 76 miles under lease with BNSF, expiring in 2017. If the lease terminates, BNSF is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, PNWR operates by trackage rights over three miles of UP expiring in 2015 and three miles under temporary agreement. PNWR also has haulage contracts over 49 miles of UP, 13 miles of BNSF and two miles of Portland Terminal Railroad Company (PTR), expiring in 2016, 2017 and 2016, respectively. Includes 56 miles and 92 miles operated pursuant to a perpetual rail service easement from the State of Oregon.

(10)	PS merged with BPRR in January 2004.
(11)	In addition, IMR operates by perpetual trackage rights over 15 miles of CN. IMR also operates by trackage rights over nine miles of TZPR and 48 miles of UP that expire in 2024 and 2099, respectively.
(12)	Includes 12.5 miles of previously leased rail line, which was purchased from NS in April 2008.
(13)	All under lease with Jacksonville Port Authority.
(14)	All under lease with Port of Corpus Christi Authority of Nueces County Texas.
(15)	Includes 13 miles which are under lease with the Georgia Port Authority.
(16)	All under lease with the Georgia Port Authority expiring in 2010. If the lease terminates, the Georgia Port Authority is obligated to reimburse us for leasehold improvements, subject to certain limitations.
(17)	SB was acquired from Bethlehem Steel in October 2001.
(18)	Subsidiary of Emons Transportation Group, Inc., acquired in February 2002. SLR includes three miles which are under lease from the Lewiston & Auburn Railroad expiring in 2043. In addition, SLR operates via a freight easement over 10 miles with the State of Maine – Department of Transportation which expires in 2027 and has a 10-year renewal.
(19)	UTAH was acquired in 2002. In addition, UTAH operates by trackage rights over 349 miles of UP under a five-year renewable agreement expiring in 2010, subject to extension.
(20)	Subsidiary of UTAH, acquired in August 2002. In addition, SLCS operates by trackage rights over 34 miles of UP terminable at will, subject to one-year advance notice.
(21)	All acquired in December 2003 from Georgia Pacific Corporation.
(22)	All under lease with Peoria and Pekin Union Railway (PPU) expiring in 2024. In addition, TZPR operates by trackage rights over four miles of UP under an agreement expiring in 2013.
(23)	The Company purchased the GITW in August 2004 from CSX.
(24)	All under lease with CSX expiring in 2025.
(25)	Acquired in June 2005 from RMC. All under lease with the St. Joe Company expiring in 2018, subject to three automatic ten-year renewals. If the lease terminates, AN is entitled to the undepreciated value of track and bridge improvements, subject to certain limitations.
(26)	Acquired in June 2005 from RMC. In addition, BAYL operates by trackage rights over seven miles of CSX. In addition, TR operates by trackage rights over less than one mile of CN.
(27)	Acquired in June 2005 from RMC. Includes three miles under lease with CSX expiring in 2013.
(28)	Acquired in June 2005 from RMC. All under lease with the Board of Trustees of the Galveston Wharves.
(29)	Acquired in June 2005 from RMC. Includes 58 miles on the GC under lease with CSX expiring in 2010.
(30)	Acquired in June 2005 from RMC. Includes a lease of 97 miles of the right of way of MNBR from CSX expiring in 2023.
(31)	Acquired in June 2005 from RMC. All under a lease of the right of way of RSOR from CSX expiring in 2024. If the lease terminates, CSX Transportation is obligated to reimburse us for leasehold improvements, subject to certain limitations.
(32)	Acquired in June 2005 from RMC. All under lease with the North Carolina State Ports Authority.
(33)	CHAT purchased the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. in August 2006 from Gulf & Ohio Railways. In addition, CHAT operates by trackage rights over three miles with NS.
(34)	The Company purchased 87.4% of MMID in December 2007 and the remaining 12.6% in November 2009.
(35)	The Company purchased 100% of CAGY Industries, Inc. in May 2008. CAGY Industries, Inc. was the parent company of three short line railroads, including the CCKY, LXVR and C&G. The C&G operates by trackage rights over 27 miles of KCS track that expire in 2057. The CCKY leases 49 miles from the State of Georgia that expires in 2018.
(36)	The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Summit View, Inc. was the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR). CUOH includes over 126 miles under an operating agreement with the Ohio Rail Development Commission expiring in 2012, subject to a five-year renewal and more than 82 miles with CSX. In addition, CUOH operates by trackage rights over 20 miles with NS, over four miles with Sugarcreek Real Estate Investment Trust, three miles with NS and five miles with CSX expiring in 2034. CUOH also operates by perpetual trackage rights over six miles with Environmental Logistics Services. In addition, OHCR operates by trackage rights over 22 miles with CSX and by perpetual trackage rights over two miles with WE. In addition, OHPA operates by perpetual trackage rights over one mile with Allied Erecting. In addition, OSRR operates by trackage rights over 21 miles with NS expiring in 2024 and over one mile with Brockway Realty. Includes the WTRM under a year-to-year lease with the Economic Development Rail II Corporation. Includes the YARR under lease with the Economic Development Rail Corporation expiring in 2013. In addition, YBRR operates by trackage rights over 17 miles with NS.
(37)	The Company, through a wholly-owned subsidiary, acquired 100% of GSWR in October 2008. GSWR leases 104 miles from the State of Georgia and 50 miles from NS that expire in 2022 and 2015, respectively.
(38)	All under lease with CP expiring in 2017.
(39)	Includes 18 miles that are under lease with CP expiring in 2017, with renewal options subject to both parties' consent. In addition, QGRY operates by trackage rights over 65 miles of CP that expire in 2017, subject to renewal.
(40)	All under lease from the Government of South Australia expiring in 2047.
(41)	The Company purchased 100% of RRF in April 2008. RRF operates primarily in the Port of Rotterdam pursuant to an open access regime.

Legend of Connecting Carriers

AERC	Albany & Eastern Railroad
AGR	Alabama & Gulf Coast Railway LLC
AVR	Allegheny Valley Railroad
BNSF	Burlington Northern Santa Fe Railway Company
BSOR	Buffalo Southern Railroad
CIRY	Central Illinois Railway
CN	Canadian National
CP	Canadian Pacific Railway

CSX	CSX Transportation, Inc.
GTRA	Golden Triangle Railroad
HLSC	Hampton Railway
IAIS	Iowa Interstate Railroad, Ltd.
KCS	Kansas City Southern
KJRY	Keokuk Junction Railway
LAL	Livonia, Avon & Lakeville Railroad Corp.
MMA	Montreal, Maine & Atlantic Railway, Ltd.
NS	Norfolk Southern Corp.
PAM	Pittsburgh & McKees Rocks
PAR	Pan Am Railways
POTB	Port of Tillamook Bay Railroad
RJCL	RJ Corman Cleveland Line
SM	St. Mary’s Railroad
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corp.
UP	Union Pacific Railroad Company
WE	Wheeling & Lake Erie Railway
WNYP	Western New York & Pennsylvania Railroad
YSER	Youngstown Southeastern Railroad

EQUIPMENT

As of December 31, 2009, the rolling stock of our continuing operations consisted of 578 locomotives, of which 547 were owned and 31 were leased, and 14,799 freight cars, of which 4,069 were owned and 10,730 were leased. A breakdown of the types of freight cars owned and leased by our continuing operations is set forth in the table below.

Rail Cars by Car Type:

	Owned	Leased	Total
Box	1,403	7,080	8,483
Hoppers	984	955	1,939
Flats	907	93	1,000
Covered hoppers	384	1,085	1,469
Gondolas	319	1,517	1,836
Tank cars	29	—	29
Maintenance of way	30	—	30
Crew cars	13	—	13

	4,069	10,730	14,799

Item 3.	Legal Proceedings.

From time to time we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there is the possibility of a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	2,295,543	$29.52	1,379,628
Equity compensation plans not approved by security holders	—	—	—

Total	2,295,543	$29.52	1,379,628

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Market Results.

Our Class A common stock publicly trades on the NYSE under the trading symbol GWR. The tables below show the range of high and low actual trade prices for our Class A common stock during each quarterly period of 2009 and 2008.

Year Ended December 31, 2009	High	Low
4th Quarter	$34.26	$28.42
3rd Quarter	$32.89	$23.97
2nd Quarter	$32.13	$20.79
1st Quarter	$32.43	$16.42

Year Ended December 31, 2008	High	Low
4th Quarter	$38.34	$22.53
3rd Quarter	$47.41	$30.86
2nd Quarter	$42.54	$31.61
1st Quarter	$36.14	$21.96

Our Class B common stock is not publicly traded.

Number of Holders.

On February 18, 2010, there were 218 Class A common stock record holders and 11 Class B common stock record holders.

Dividends.

We did not pay cash dividends in 2009 and 2008. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and subject to any restrictions contained in our credit facilities and note purchase agreements. For more information on contractual restrictions on our ability to pay dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.”

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6.	Selected Financial Data.

The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, have been derived from our consolidated financial statements. Historical information has been reclassified to conform to the presentation of discontinued operations and noncontrolling interest. All of the information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$544,866	$601,984	$516,167	$450,683	$350,401
Operating expenses	445,544	486,053	419,339	369,026	280,960

Income from operations	99,322	115,931	96,828	81,657	69,441
Gain on sale of equity investment in ARG	—	—	—	218,845	—
Equity (loss)/income of unconsolidated international affiliates	—	—	—	(10,752)	14,224
Gain/(loss) on investment in Bolivia	391	—	—	(5,878)	—
Interest income	1,065	2,093	7,813	7,839	249
Interest expense	(26,902)	(20,610)	(14,735)	(16,007)	(13,335)
Other income, net	2,115	470	889	252	95

Income from continuing operations before income taxes	75,991	97,884	90,795	275,956	70,674
Provision for income taxes	15,916	24,909	21,548	103,309	20,163

Income from continuing operations, net of tax	60,075	72,975	69,247	172,647	50,511
Income/(loss) from discontinued operations, net of tax	1,398	(501)	(14,072)	(38,644)	(376)

Net income	61,473	72,474	55,175	134,003	50,135
Less: Net income attributable to noncontrolling interest	(146)	(243)	—	—	—

Net income attributable to Genesee & Wyoming Inc.	$61,327	$72,231	$55,175	$134,003	$50,135

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$1.66	$2.28	$2.00	$4.59	$1.37
Weighted average shares—Basic	36,146	31,922	34,625	37,609	36,907
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$1.54	$2.00	$1.77	$4.07	$1.21
Weighted average shares—Diluted	38,974	36,348	39,148	42,417	41,712
BALANCE SHEET DATA AT YEAR-END:
Total assets	$1,697,032	$1,587,281	$1,077,801	$1,141,064	$980,598
Long-term debt (excluding portion due within one year) and capital leases	$421,616	$535,231	$270,519	$241,313	$333,625
Equity	$688,877	$479,414	$430,981	$520,187	$397,820

Although we did not acquire any railroads in 2009, we have completed a number of acquisitions and dispositions during the periods reported. Because of variations in the structure, timing and size of these acquisitions and dispositions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. See Note 3 to our Consolidated Financial Statements included elsewhere in this Annual Report for a complete description of our most recent acquisitions and dispositions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. The results of operations for the years ended December 31, 2009, 2008 and 2007, were determined in accordance with accounting principles generally accepted in the United States (GAAP).

Outlook for 2010

Economic activity in the United States and in the international markets we serve continue to experience negative effects of the recent recession. Global markets have experienced and could continue to experience volatility and disruption, which renders expectations inherently uncertain. However, we are expecting a stabilizing economy in 2010 and there are certain noteworthy trends that we believe will impact our 2010 results of operations as follows:

We expect revenues to increase in 2010 due to three factors. First, the 2009 grain harvest in Australia was larger than the grain harvest in 2008. Consequently, we expect to transport more grain in 2010 than in 2009 and thus have higher freight revenues. Second, the Australian and Canadian dollars and the Euro appreciated significantly in the second half of 2009. If sustained, the translation impact of the change in exchange rates will increase our reported revenues in 2010. Third, we expect higher third-party fuel sales, primarily due to higher fuel prices.

In 2010, we expect carload volumes to be higher than in 2009, primarily due to the higher grain shipments in Australia. Overall, we expect 2010 carloads in North America to be relatively even with 2009 levels, with carload increases in certain commodities offset by declines in others. For example, we expect higher minerals and stone as well as steel volumes in 2010, primarily due to a slight improvement in North American economic activity. Coal carloads, however, are expected to decrease, primarily due to higher beginning of year customer inventories.

We expect average revenues per carload to increase due to (i) the appreciation of the Australian and Canadian dollars versus the United States dollar, (ii) increases in fuel-indexed freight rates and increases in fuel surcharges, in each case as a result of higher diesel fuel prices, and (iii) increases in North American rail pricing.

Although we expect North American rail pricing to increase, we expect rate increases to moderate in 2010 from 2009 levels as a result of relatively weak demand from shippers in certain commodities and relatively high levels of truck competition in certain regions.

We expect non-freight revenues to increase in 2010 primarily due to the appreciation of the Australian and Canadian dollars and the Euro versus the United States dollar and increases in third-party fuel sales. We expect that lower industrial switching revenues and lower demurrage and storage revenues will partially offset these increases. We expect industrial switching revenues to decline due to our exit from certain contracts in the United States as well as lower rates and volumes at certain of our United States port terminal railroads. We expect demurrage and storage revenues to decline, primarily due to fewer third-party cars stored on our railroads.

Operating expenses are expected to increase in 2010 primarily due to three factors. First, we expect an increase in transportation costs associated with the higher levels of grain traffic in Australia. Second, we expect that diesel fuel prices will be significantly higher in 2010, resulting in higher diesel fuel expense in 2010. Third, we expect higher depreciation expense in 2010 due to the higher levels of our capital spending in recent years and the appreciation of the Australian and Canadian dollars and the Euro versus the United States dollar. At the same time, we expect that the benefit of the cost reduction measures taken in 2009 will partially offset some of the expense increases.

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada and the Netherlands. Operations currently include 62 railroads organized in nine regions, with approximately 6,000 miles of owned and leased track and approximately 3,400 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

Net income attributable to Genesee & Wyoming Inc. (GWI) in the year ended December 31, 2009, was $61.3 million, compared with net income attributable to GWI of $72.2 million in the year ended December 31, 2008. Our diluted earnings per share (EPS) attributable to common stockholders in the year ended December 31, 2009, were $1.57 with 39.0 million weighted average shares outstanding, compared with diluted EPS attributable to common stockholders of $1.99 with 36.3 million weighted average shares outstanding in the year ended December 31, 2008.

Income from continuing operations attributable to our common stockholders in the year ended December 31, 2009, was $59.9 million, compared with income from continuing operations attributable to our common stockholders of $72.7 million in the year ended December 31, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2009, were $1.54 with 39.0 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $2.00 with 36.3 million weighted average shares outstanding in the year ended December 31, 2008.

Operating revenues decreased $57.1 million, or 9.5%, to $544.9 million in the year ended December 31, 2009, compared with $602.0 million in the year ended December 31, 2008. The decrease in our revenues was due to a decrease of $106.3 million, or 17.7%, from existing operations, partially offset by $49.2 million of revenues from our acquisitions of Rotterdam Rail Feeding B.V. (RRF), CAGY Industries, Inc. (CAGY), Ohio Central Railway System (OCR) and Georgia Southwestern Railroad, Inc. (Georgia Southwestern). When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).

Freight revenues decreased $36.2 million, or 9.8%, to $333.7 million in the year ended December 31, 2009, compared with $369.9 million in the year ended December 31, 2008. Freight revenues from existing operations decreased $76.3 million, or 20.6%, partially offset by $40.0 million in freight revenues from new operations. Freight revenues from existing operations decreased $55.0 million due to a 15.8% decrease in carloads, $17.9 million due to a decline in fuel surcharges and $5.8 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.

Non-freight revenues decreased $20.9 million, or 9.0%, to $211.2 million in the year ended December 31, 2009, compared with $232.0 million in the year ended December 31, 2008. Non-freight revenues from existing operations decreased $30.0 million, or 12.9%, partially offset by $9.1 million in non-freight revenues from new operations. The decrease in non-freight revenues from existing operations included a $21.4 million decline in third-party fuel sales and an $8.2 million decline in car hire and rental income. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar further decreased non-freight revenues by $3.9 million.

Operating income in the year ended December 31, 2009, decreased $16.6 million, or 14.3%, to $99.3 million, compared with $115.9 million in the year ended December 31, 2008. Our operating ratio was 81.8% in the year ended December 31, 2009, compared with an operating ratio of 80.7% in the year ended December 31, 2008. Our operating income in the year ended December 31, 2009, included a net loss on the sale and impairment of assets of $4.0 million and restructuring and related charges of $2.3 million, partially offset by gains on insurance recoveries of $3.1 million. Our operating income in the year ended December 31, 2008, included gains on the sale of assets of $7.7 million and gains on insurance recoveries of $0.4 million.

During the year ended December 31, 2009, we generated $126.9 million in cash from operating activities from continuing operations. We used $88.9 million for capital expenditures, received $17.9 million in grants from outside parties for capital spending completed in 2009 and $6.7 million in cash from grants from outside parties for capital spending completed in prior years and paid $5.8 million for acquisitions, net of cash acquired. We received $8.3 million in proceeds from the disposition of property and equipment, $4.0 million of insurance proceeds, $3.8 million of net proceeds from the sale of our investment in Bolivia and $106.6 million of net stock issuance proceeds, partially offset by net payments on long-term borrowings of $116.2 million and $4.4 million of cash paid for a change in ownership of a noncontrolling interest.

Changes in Operations

Canada

Huron Central Railway Inc.: In the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits totaling $3.6 million related to our subsidiary, Huron Central Railway Inc. (HCRY). The recession had caused HCRY’s traffic to decline substantially over the previous 12 months, to the point that the railroad was not economically viable to operate for the long term. At the request of our customers and the local government, effective August 15, 2009, HCRY entered into an agreement to continue to operate through August 14, 2010. This agreement resulted in no material changes to the previous accounting charges related to HCRY. We do not expect to make any significant cash payments related to these restructuring and related charges until the third quarter of 2010. We did not incur any additional restructuring charges related to HCRY in the third or fourth quarters of 2009.

United States

Ohio Central Railroad System: On October 1, 2008, we acquired 100% of the equity interests of Summit View, Inc., the parent company of 10 short line railroads known as OCR, for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). In addition, we placed $7.5 million of contingent consideration into escrow at the acquisition date. This amount was paid to the seller due to the satisfaction of certain conditions and recorded as an additional cost of the acquisition in 2009. An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for final working capital, of which, $4.4 million was recorded as additional purchase price in 2008. We have included 100% of the value of OCR’s net assets in our consolidated balance sheet since October 1, 2008.

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

CAGY Industries, Inc.: On May 30, 2008, we acquired 100% of CAGY for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of the purchase price was recorded in the second quarter of 2008 to reflect adjustments for final working capital. During the third quarter of 2008, we paid to the seller contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, we agreed to pay contingent consideration to the seller of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. We have included 100% of the value of CAGY’s net assets in our consolidated balance sheet since May 30, 2008. As a result of the unanticipated non-renewal of a lease acquired with the CAGY acquisition, we recorded a charge of $0.7 million for the non-cash write-down of non-current assets in the third quarter of 2009.

Maryland Midland Railway, Inc.: On December 31, 2007, we acquired 87.4% of Maryland Midland Railway, Inc. (Maryland Midland) for cash consideration of approximately $19.5 million (net of $7.5 million cash acquired). An additional $3.7 million was paid in 2008 to reflect adjustments for final working capital and direct costs. In 2009, we purchased the remaining 12.6% interest in Maryland Midland for $4.4 million.

Commonwealth Railway, Inc.: On August 25, 2006, we exercised an option to purchase 12.5 miles of previously leased rail line from NS. In July 2007, we completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, Virginia. On April 21, 2008, the Commonwealth Railway, Inc. closed on the purchase of 12.5 miles of the rail line from NS for $3.6 million. The $3.6 million purchase price was allocated as follows: land ($1.7 million) and track assets ($1.9 million).

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, we acquired 100% of RRF for cash consideration of approximately $22.6 million. An additional €0.8 million (or $1.0 million) of contingent consideration was accrued and recorded as additional cost of the acquisition due to the satisfaction of certain conditions at December 31, 2008, and was paid to the seller in the first quarter of 2009. In addition, we agreed to pay contingent consideration to the seller of €0.3 million (or $0.4 million at the December 31, 2009 exchange rate) upon the satisfaction of certain conditions by December 31, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. We have included 100% of the value of RRF’s net assets in our consolidated balance sheet since April 8, 2008.

South America

Ferroviaria Oriental S.A.: On September 29, 2009, in conjunction with our partner UniRail LLC, we sold substantially all of our interests in Ferroviaria Oriental S.A., which is located in Eastern Bolivia. We recorded a net gain on the sale of our investment in Bolivia of $0.4 million in the third quarter of 2009. Our portion of the sale proceeds totaled $3.9 million, against which we applied the remaining net book value of $3.4 million and direct costs of the sale of $0.1 million.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed for CAGY, RRF and Maryland Midland was finalized during 2008. The allocation of purchase price to the assets acquired and liabilities assumed for OCR and Georgia Southwestern was finalized during the third quarter of 2009. We made the following adjustments to our initial allocation of purchase price for OCR based on the completion of our fair value analysis and $7.9 million of additional purchase price recorded in 2009 related to contingent consideration and working capital adjustments: $33.2 million decrease in property and equipment, $27.8 million increase in intangible assets, $7.8 million increase in goodwill, $4.7 million decrease in other long-term liabilities and a net decrease in all other net liabilities of $0.8 million. There were no material adjustments made to the initial allocation of purchase price for Georgia Southwestern in 2009.

The following table summarizes the final purchase price allocations for the OCR, Georgia Southwestern, CAGY, RRF and Maryland Midland acquisitions (dollars in thousands):

	OCR	Georgia Southwestern	CAGY	RRF	Maryland Midland
Purchase Price Allocations:
Cash	$2,757	$325	$17,242	$—	$9,510
Other current assets	6,906	835	5,075	2,660	—
Property and equipment	190,963	23,410	33,549	799	34,099
Intangible assets	60,329	—	74,240	5,345	—
Goodwill	67,026	5,415	25,191	18,188	8,144
Other assets	569	—	894	—	1

Total assets	328,550	29,985	156,191	26,992	51,754

Current liabilities	4,377	970	6,919	1,932	5,325
Long-term debt, including current portion	12,793	5,317	1,361	—	1,545
Deferred tax liabilities, net	83,247	6,643	40,377	1,483	13,397
Other long-term liabilities	300	—	345	—	19
Minority interest	—	—	—	—	814

Total liabilities	100,717	12,930	49,002	3,415	21,100

Net assets	$227,833	$17,055	$107,189	$23,577	$30,654

Intangible Assets:
Customer contracts and relationships				$4,874
Track access agreements	$60,329		$74,240
Proprietary software				$314
Non-Amortizable Intangible Assets:
Operating license				$157
Intangible Asset Amortizable Period:
Customer contracts and relationships				20 Years
Track access agreements	44 Years		43 Years
Proprietary software				2 Years

The deferred tax liabilities in the purchase price allocations were primarily driven by temporary differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Discontinued Operations

In August of 2009, we completed the sale of 100% of the share capital of FCCM to Viablis for a net sale price of $2.2 million, including a deposit of $0.5 million received in November 2008. Accordingly, we recorded a net gain of $2.2 million on the sale within discontinued operations. As of December 31, 2009, there were net assets of $0.3 million remaining on our balance sheet related to discontinued operations. We do not expect any material adverse financial impact from our remaining Mexican subsidiary, GW Servicios S.A. (Servicios).

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Operating Revenues

Overview

Operating revenues were $544.9 million in the year ended December 31, 2009, compared with $602.0 million in the year ended December 31, 2008, a decrease of $57.1 million or 9.5%. The $57.1 million decrease in operating revenues consisted of a $106.3 million, or 17.7%, decrease in revenues from existing operations, partially offset by $49.2 million in revenues from new operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $106.3 million decrease in revenues from existing operations included decreases of $76.3 million in freight revenues and $30.0 million in non-freight revenues. Of the $106.3 million decrease, $55.0 million was due to a 15.8% decrease in carloads, $21.4 million was due to a decline in fuel sales to third parties, $17.9 million was due to a decline in fuel surcharge revenues and $9.8 million was due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

					2009-2008 Variance Information
	2009			2008	Decrease in Total Operations		Decrease in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$333,711	$40,037	$293,674	$369,937	$(36,226)	(9.8%)	$(76,263)	(20.6%)
Non-freight revenues	211,155	9,123	202,032	232,047	(20,892)	(9.0%)	(30,015)	(12.9%)

Total operating revenues	$544,866	$49,160	$495,706	$601,984	$(57,118)	(9.5%)	$(106,278)	(17.7%)

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2009 and 2008 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2009		2008		2009		2008
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2009	2008
Coal, Coke & Ores	$70,944	21.3%	$71,628	19.4%	197,164	25.1%	193,703	23.8%	$360	$370
Pulp & Paper	50,882	15.3%	72,353	19.6%	89,217	11.3%	119,613	14.7%	570	605
Minerals and Stone	40,031	12.0%	45,126	12.2%	134,999	17.2%	143,991	17.7%	297	313
Farm & Food Products	37,489	11.2%	39,011	10.5%	83,299	10.6%	73,432	9.0%	450	531
Metals	33,137	9.9%	42,076	11.4%	68,410	8.7%	84,817	10.4%	484	496
Chemicals-Plastics	32,956	9.9%	32,538	8.8%	49,008	6.2%	48,501	5.9%	672	671
Lumber & Forest Products	27,181	8.1%	33,215	9.0%	61,245	7.8%	74,665	9.2%	444	445
Petroleum Products	19,804	5.9%	18,503	5.0%	28,553	3.6%	27,344	3.3%	694	677
Autos & Auto Parts	4,967	1.5%	6,731	1.8%	8,036	1.0%	11,112	1.4%	618	606
Other	16,320	4.9%	8,756	2.3%	67,255	8.5%	37,666	4.6%	243	232

Total freight revenues	$333,711	100.0%	$369,937	100.0%	787,186	100.0%	814,844	100.0%	424	454

Total carloads decreased by 27,658 carloads, or 3.4%, in 2009 compared with 2008. The decrease consisted of a 128,452 carload decline, or 15.8%, from existing operations, partially offset by 100,794 carloads from new operations.

Average freight revenues per carload decreased 6.6% to $424, in 2009 compared with 2008. Average freight revenues per carload from existing operations decreased 5.7% to $428, primarily due to lower fuel surcharges that reduced same railroad average freight revenues per carload by 5.8%. In addition, the depreciation of the Australian and Canadian dollars relative to the United States dollar and changes in commodity mix reduced average revenues per carload by 1.6% and 0.9%, respectively. Excluding these three factors, same railroad average revenues per carload increased 2.5%. In North America, excluding currency effects, changes in commodity mix and changes in fuel surcharges, same railroad average revenues per carload increased 3.9%. Decreases in the rail cost adjustment factor (RCAF), a measure of railroad inflation published by the Association of American Railroads (AAR) to which certain contract freight rates are indexed, had the impact of reducing North America same railroad average revenues per carload by approximately 1%.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

					2009-2008 Variance Information
	2009			2008	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Coal, Coke & Ores	$70,944	$13,972	$56,972	$71,628	$(684)	(1.0%)	$(14,656)	(20.5%)
Pulp & Paper	50,882	1,934	48,948	72,353	(21,471)	(29.7%)	(23,405)	(32.3%)
Minerals and Stone	40,031	3,377	36,654	45,126	(5,095)	(11.3%)	(8,472)	(18.8%)
Farm & Food Products	37,489	3,597	33,892	39,011	(1,522)	(3.9%)	(5,119)	(13.1%)
Metals	33,137	4,670	28,467	42,076	(8,939)	(21.2%)	(13,609)	(32.3%)
Chemicals-Plastics	32,956	3,892	29,064	32,538	418	1.3%	(3,474)	(10.7%)
Lumber & Forest Products	27,181	202	26,979	33,215	(6,034)	(18.2%)	(6,236)	(18.8%)
Petroleum Products	19,804	490	19,314	18,503	1,301	7.0%	811	4.4%
Autos & Auto Parts	4,967	7	4,960	6,731	(1,764)	(26.2%)	(1,771)	(26.3%)
Other	16,320	7,896	8,424	8,756	7,564	86.4%	(332)	(3.8%)

Total freight revenues	$333,711	$40,037	$293,674	$369,937	$(36,226)	(9.8%)	$(76,263)	(20.6%)

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group is generally related to lower fuel surcharges, the depreciation of the Australian and Canadian dollars relative to the United States dollar, the impact of lower fuel prices on rates that are partially indexed to fuel prices (e.g., RCAF-indexed contracts) and changes in mix of business.

Coal, coke and ores revenues decreased by $14.7 million, or 20.5%. The decrease consisted of $8.3 million due to a 24,525, or 12.7%, carload decrease and $6.4 million due to an 8.9% decrease in average revenues per carload. The carload decrease was primarily due to decreased spot market coal deliveries, high customer inventory levels and extended maintenance outages at coal utility customers, partially related to reduced electricity demand during the recession.

Pulp and paper revenues decreased $23.4 million, or 32.3%. The decrease consisted of $19.3 million due to a 33,846, or 28.3%, carload decrease and $4.1 million due to a 5.7% decrease in average revenues per carload, which included a decrease of $1.3 million due to the depreciation of the Canadian dollar relative to the United States dollar. The carload decrease was primarily due to production declines at multiple customer locations as a result of the recession.

Minerals and stone revenues decreased by $8.5 million, or 18.8%. The decrease consisted of $5.4 million due to an 18,420, or 12.8%, carload decrease and $3.1 million due to a 6.9% decrease in average revenues per carload, which included a decrease of $1.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to reduced shipments by customers who serve the United States construction industry as a result of the recession.

Farm and food products revenues decreased by $5.1 million, or 13.1%. The decrease consisted of $6.5 million due to a 16.8% decrease in average revenues per carload, which included a decrease of $2.0 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by $1.4 million due to a 3,199, or 4.4%, carload increase. The carload increase was primarily due to increased grain shipments in Australia as a result of an improved 2008 grain harvest, partially offset by the permanent shut-down of an ethanol customer we served in the Northwestern United States. Because rates for Australian grain traffic have both a fixed and variable component, the increase in Australian grain traffic resulted in lower average revenues per carload. In addition, Australian grain shipments in 2009 were shorter-haul traffic for export compared with longer-haul interstate traffic in 2008.

Metals revenues decreased by $13.6 million, or 32.3%. The decrease consisted of $14.1 million due to a 28,145, or 33.2%, carload decrease, partially offset by $0.5 million due to a 1.3% increase in average revenues per carload, which included a decrease of $0.7 million due to the depreciation of the Canadian dollar relative to the United States dollar. The carload decrease was primarily due to severe weakness in the steel market and the permanent closure of a plant served by us in the Northeastern United States in the second quarter of 2009.

Chemicals and plastics revenues decreased by $3.5 million, or 10.7%. The decrease consisted of $3.2 million due to a 4,845, or 10.0%, carload decrease and $0.3 million due to a 0.8% decrease in average revenues per carload. The carload decrease was primarily attributable to the permanent shut-down of two plants we served in the Midwestern and Southeastern United States in late 2008 and production cut-backs at a customer in the Northeastern United States.

Lumber and forest products revenues decreased by $6.2 million, or 18.8%, primarily due to a 13,777, or 18.5%, carload decrease. The carload decrease was primarily due to weaker product demand attributable to the severe decline in housing starts in the United States.

Autos and auto parts revenues decreased by $1.8 million, or 26.3%. The decrease consisted of $1.9 million due to a 3,105, or 27.9%, carload decrease, partially offset by a $0.2 million increase in average revenues per carload. The decrease in carloads was primarily attributable to the decrease in production from the United States auto industry.

Freight revenues from all remaining commodities combined increased by $0.5 million.

Non-Freight Revenues

Non-freight revenues were $211.2 million in the year ended December 31, 2009, compared with $232.0 million in the year ended December 31, 2008, a decrease of $20.9 million, or 9.0%. The $20.9 million decrease in non-freight revenues consisted of a decrease of $30.0 million, or 12.9%, in non-freight revenues from existing operations, partially offset by $9.1 million in non-freight revenues from new operations. The decrease in non-freight revenues from existing operations included a $21.4 million decline in third-party fuel sales, a $9.3 million decline in car hire and rental income and a $3.6 million decline in railcar switching revenues. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $3.9 million decrease in non-freight revenues from existing operations.

The following table compares non-freight revenues for the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Amount	% of Total	Amount	% of Total
Railcar switching	$98,448	46.6%	$98,384	42.4%
Car hire and rental income	21,579	10.2%	28,969	12.5%
Fuel sales to third parties	15,127	7.2%	36,523	15.7%
Demurrage and storage	24,446	11.6%	20,926	9.0%
Car repair services	8,140	3.8%	7,796	3.4%
Other operating income	43,415	20.6%	39,449	17.0%

Total non-freight revenues	$211,155	100.0%	$232,047	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

					2009-2008 Variance Information
	2009			2008	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$98,448	$3,707	$94,741	$98,384	$64	0.1%	$(3,643)	(3.7%)
Car hire and rental income	21,579	1,860	19,719	28,969	(7,390)	(25.5%)	(9,250)	(31.9%)
Fuel sales to third parties	15,127	—	15,127	36,523	(21,396)	(58.6%)	(21,396)	(58.6%)
Demurrage and storage	24,446	2,448	21,998	20,926	3,520	16.8%	1,072	5.1%
Car repair services	8,140	475	7,665	7,796	344	4.4%	(131)	(1.7%)
Other operating income	43,415	633	42,782	39,449	3,966	10.1%	3,333	8.4%

Total non-freight revenues	$211,155	$9,123	$202,032	$232,047	$(20,892)	(9.0%)	$(30,015)	(12.9%)

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues decreased $3.6 million, or 3.7%. The decrease included a $3.8 million decline in port switching revenues primarily due to weak shipments through the Port of Rotterdam and two ports we serve on the Gulf Coast of the United States and a $1.4 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by a $1.6 million increase in industrial switching primarily due to expanded iron ore service in Australia.

Car hire and rental income revenues decreased $9.3 million, or 31.9%. The decrease was primarily due to fewer off-line car moves, the return of leased rail cars in the United States that earned car hire income in 2008, lower demand for equipment rentals in Australia and $1.1 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.

Fuel sales to third parties decreased $21.4 million, or 58.6%, of which $11.5 million resulted from a 31.4% decrease in price per gallon and $9.9 million resulted from a 39.7% decrease in gallons sold.

Demurrage and storage revenues increased $1.1 million, or 5.1%, primarily due to an increase in the number of third-party railcars stored on our track.

All other non-freight revenues increased $3.2 million, or 6.8%, primarily driven by $2.5 million in increased crewing contract revenues in the Northwestern United States and Australia.

Operating Expenses

Overview

Operating expenses were $445.5 million in the year ended December 31, 2009, compared with $486.1 million in the year ended December 31, 2008, a decrease of $40.5 million, or 8.3%. The decrease in operating expenses was attributable to a $76.3 million decrease from existing operations, partially offset by $35.8 million from new operations. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $7.9 million decrease in operating expenses from existing operations. Our operating expenses for 2009 included $9.0 million due to the HCRY impairment and related charges, $1.1 million of legal expenses associated with the resolution of an arbitration proceeding and a $0.7 million non-cash write-down of non-current assets, partially offset by $3.4 million in gains on the sale of assets and $3.1 million in gains on insurance recoveries. Operating expenses for 2008 included $7.7 million in gains on the sale of assets and $0.4 million in gains on insurance recoveries.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 81.8% in the year ended December 31, 2009, from 80.7% in the year ended December 31, 2008. The increase was primarily driven by the HCRY impairment and related charges in 2009 of $9.0 million.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$191,479	35.1%	$191,108	31.7%
Equipment rents	29,272	5.4%	35,170	5.8%
Purchased services	42,435	7.8%	46,169	7.7%
Depreciation and amortization	48,110	8.8%	40,507	6.7%
Diesel fuel	33,538	6.2%	61,013	10.1%
Diesel fuel sold to third parties	14,400	2.7%	34,624	5.8%
Casualties and insurance	14,842	2.7%	15,136	2.5%
Materials	21,835	4.0%	26,138	4.3%
Net loss/(gain) on sale and impairment of assets	3,953	0.7%	(7,708)	(1.2%)
Gain on insurance recoveries	(3,143)	(0.6%)	(399)	(0.1%)
Restructuring charges	2,288	0.4%	—	0.0%
Other expenses	46,535	8.6%	44,295	7.4%

Total operating expenses	$445,544	81.8%	$486,053	80.7%

Labor and benefits expense was $191.5 million in the year ended December 31, 2009, compared with $191.1 million in the year ended December 31, 2008, an increase of $0.4 million, or 0.2%. The increase was attributable to $12.4 million from new operations partially offset by a $12.0 million decrease from existing operations. The decrease from existing operations consisted of $13.4 million attributable to cost cutting measures such as furloughed employees and decreased overtime and $2.9 million due to the depreciation of the Australian and the Canadian dollars and the Euro relative to the United States dollar, partially offset by $3.4 million attributable to new business in the United States and Australia and $0.9 million attributable to wage increases.

Equipment rents were $29.3 million in the year ended December 31, 2009, compared with $35.2 million in the year ended December 31, 2008, a decrease of $5.9 million, or 16.8%. The decrease was attributable to a $9.0 million decrease from existing operations, partially offset by $3.1 million from new operations. The decrease from existing operations was primarily due to a decrease in car hire expense as a result of the decrease in traffic volumes and the expiration of certain railcar and locomotive leases.

Purchased services expense was $42.4 million in the year ended December 31, 2009, compared with $46.2 million in the year ended December 31, 2008, a decrease of $3.7 million, or 8.1%. The decrease was attributable to a $6.2 million decrease from existing operations, partially offset by $2.5 million from new operations. The decrease from existing operations was primarily due to cost cutting measures implemented at each of our regions, the in-sourcing of locomotive repair work at one of our regions and $1.7 million due to the depreciation of the Australian and the Canadian dollars and the Euro relative to the United States dollar.

Depreciation and amortization expense was $48.1 million in the year ended December 31, 2009, compared with $40.5 million in the year ended December 31, 2008, an increase of $7.6 million, or 18.8%. The increase was attributable to $6.7 million from new operations and an increase of $0.9 million from existing operations.

Diesel fuel expense was $33.5 million in the year ended December 31, 2009, compared with $61.0 million in the year ended December 31, 2008, a decrease of $27.5 million, or 45.0%. The decrease was attributable to a $30.3 million decrease from existing operations, partially offset by $2.8 million from new operations. The decrease from existing operations was due to $24.1 million resulting from a 39.5% decrease in fuel cost per gallon and $6.2 million due to a 16.7% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $14.4 million in the year ended December 31, 2009, compared with $34.6 million in the year ended December 31, 2008, a decrease of $20.2 million, or 58.4%. Of this decrease, $10.8 million resulted from a 31.1% decrease in diesel fuel cost per gallon and $9.4 million resulted from a 39.7% decrease in gallons sold.

Casualties and insurance expense was $14.8 million in the year ended December 31, 2009, compared with $15.1 million in the year ended December 31, 2008, a decrease of $0.3 million, or 1.9%. The decrease was attributable to a $1.5 million decrease from existing operations, partially offset by $1.2 million from new operations. The decrease from existing operations was primarily attributable to lower property and liability insurance costs and fewer significant claims in 2009.

Materials expense was $21.8 million in the year ended December 31, 2009, compared with $26.1 million in the year ended December 31, 2008, a decrease of $4.3 million, or 16.5%. The decrease was attributable to a $6.4 million decrease from existing operations, partially offset by $2.1 million from new operations. The decrease from existing operations was primarily attributable to a decrease in track and equipment maintenance as a result of a decline in freight carloads primarily attributable to the recession.

Net loss/(gain) on sale and impairment of assets was a $4.0 million net loss in the year ended December 31, 2009, compared with a $7.7 million net gain in the year ended December 31, 2008. The $4.0 million net loss in 2009 included $7.4 million of non-cash write-downs of non-current assets, partially offset by $3.4 million of gains from the sale of certain land and track-related assets. The gain of $7.7 million in the year ended December 31, 2008, included gains resulting from the sale of certain land in Australia, certain land and track-related assets in the United States and freight cars in Canada.

Gain on insurance recoveries was $3.1 million in the year ended December 31, 2009, compared with $0.4 million in the year ended December 31, 2008. The $3.1 million gain in 2009 included a $2.1 million gain as a result of business interruption and $1.0 million for the replacement of assets. The $0.4 million gain in 2008 was for the replacement of assets.

Restructuring and related charges of $2.3 million in the year ended December 31, 2009, resulted from the planned shut-down of HCRY’s operations.

Other expenses were $46.5 million in the year ended December 31, 2009, compared with $44.3 million in the year ended December 31, 2008, an increase of $2.2 million, or 5.1%. The increase was attributable to $4.9 million from new operations, partially offset by a decrease of $2.7 million from existing operations. The decrease from existing operations was primarily the result of cost cutting measures on each of our railroads, a $2.0 million decrease in acquisition-related expenses and a decrease of $0.5 million due to the depreciation of the Australian and the Canadian dollars and the Euro relative to the United States dollar, partially offset by $1.1 million of legal expenses associated with the resolution of an arbitration proceeding.

Other Income (Expense) Items

Interest Income

Interest income was $1.1 million in the year ended December 31, 2009, compared with $2.1 million in the year ended December 31, 2008, a decrease of $1.0 million, or 49.1%.

Interest Expense

Interest expense was $26.9 million in the year ended December 31, 2009, compared with $20.6 million in the year ended December 31, 2008, an increase of $6.3 million, or 30.5%, primarily due to the increase in debt resulting from the purchases of RRF, CAGY, OCR and Georgia Southwestern.

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2009, was 20.9% compared with 25.4% in the year ended December 31, 2008. There were three primary drivers to the decreased effective income tax rate: 1) a lower effective tax rate on our foreign earnings was driven by tax benefits from the non-cash write-down of HCRY’s non-current assets and related charges, which included a reduction in a previously recorded valuation allowance, 2) lower United States income such that the Short Line Tax Credit, which remained constant in United States dollars in 2009 and 2008, offset a higher percentage of our income tax in 2009 than in 2008 and 3) the effect of our acquisitions in 2008 which reduced our effective income tax rate in 2008.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the year ended December 31, 2009, was $59.9 million, compared with income from continuing operations attributable to our common stockholders of $72.7 million in the year ended December 31, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2009, were $1.54 with 39.0 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $2.00 with 36.3 million weighted average shares outstanding in the year ended December 31, 2008. Our basic EPS from continuing operations attributable to our common stockholders were $1.66 with 36.1 million shares outstanding in the year ended December 31, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $2.28 with 31.9 million shares outstanding in the year ended December 31, 2008. The increase in weighted average shares for 2009 included approximately 2,420,000 weighted average shares as a result of our public offering of our Class A common stock on June 15, 2009.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Operating Revenues

Overview

Operating revenues were $602.0 million in the year ended December 31, 2008, compared with $516.2 million in the year ended December 31, 2007, an increase of $85.8 million or 16.6%. The $85.8 million increase in operating revenues consisted of $49.4 million in revenues from new operations and an increase of $36.4 million, or 7.1%, in revenues from existing operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. The $36.4 million increase in revenues from existing operations included $26.4 million in non-freight revenues and $10.0 million in freight revenues. The appreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $2.6 million increase in operating revenues from existing operations.

The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

					2008-2007 Variance Information
	2008			2007	Increase in Total Operations		Increase in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$369,937	$30,788	$339,149	$329,184	$40,753	12.4%	$9,965	3.0%
Non-freight revenues	232,047	18,632	213,415	186,983	45,064	24.1%	26,432	14.1%

Total operating revenues	$601,984	$49,420	$552,564	$516,167	$85,817	16.6%	$36,397	7.1%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2008 and 2007 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2008		2007		2008		2007
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2008	2007
Pulp & Paper	$72,353	19.6%	$69,598	21.1%	119,613	14.7%	122,706	15.3%	$605	$567
Coal, Coke & Ores	71,628	19.4%	60,164	18.3%	193,703	23.8%	195,393	24.4%	370	308
Minerals and Stone	45,126	12.2%	30,932	9.4%	143,991	17.7%	122,006	15.2%	313	254
Metals	42,076	11.4%	36,569	11.1%	84,817	10.4%	78,191	9.8%	496	468
Farm & Food Products	39,011	10.5%	34,833	10.6%	73,432	9.0%	68,909	8.6%	531	505
Lumber & Forest Products	33,215	9.0%	35,967	10.9%	74,665	9.2%	85,309	10.6%	445	422
Chemicals-Plastics	32,538	8.8%	27,120	8.2%	48,501	5.9%	44,164	5.5%	671	614
Petroleum Products	18,503	5.0%	16,941	5.2%	27,344	3.3%	27,700	3.5%	677	612
Autos & Auto Parts	6,731	1.8%	7,096	2.2%	11,112	1.4%	13,853	1.7%	606	512
Intermodal	505	0.1%	1,060	0.3%	1,213	0.1%	2,108	0.3%	416	503
Other	8,251	2.2%	8,904	2.7%	36,453	4.5%	40,930	5.1%	226	218

Total freight revenues	$369,937	100.0%	$329,184	100.0%	814,844	100.0%	801,269	100.0%	454	411

Total carloads increased by 13,575 carloads, or 1.7%, in 2008 compared with 2007. The net change consisted of 72,400 carloads from new operations, partially offset by a decrease of 58,825 carloads, or 7.3%, from existing operations.

Average freight revenues per carload increased 10.5% to $454, in 2008 compared with 2007. Average freight revenues per carload from existing operations increased 11.2% to $457.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

					2008-2007 Variance Information
	2008			2007	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Pulp & Paper	$72,353	$847	$71,506	$69,598	$2,755	4.0%	$1,908	2.7%
Coal, Coke & Ores	71,628	6,336	65,292	60,164	11,464	19.1%	5,128	8.5%
Minerals and Stone	45,126	8,502	36,624	30,932	14,194	45.9%	5,692	18.4%
Metals	42,076	5,529	36,547	36,569	5,507	15.1%	(22)	(0.1%)
Farm & Food Products	39,011	3,254	35,757	34,833	4,178	12.0%	924	2.7%
Lumber & Forest Products	33,215	589	32,626	35,967	(2,752)	(7.7%)	(3,341)	(9.3%)
Chemicals-Plastics	32,538	2,052	30,486	27,120	5,418	20.0%	3,366	12.4%
Petroleum Products	18,503	285	18,218	16,941	1,562	9.2%	1,277	7.5%
Autos & Auto Parts	6,731	105	6,626	7,096	(365)	(5.1%)	(470)	(6.6%)
Intermodal	505	—	505	1,060	(555)	(52.4%)	(555)	(52.4%)
Other	8,251	3,289	4,962	8,904	(653)	(7.3%)	(3,942)	(44.3%)

Total freight revenues	$369,937	$30,788	$339,149	$329,184	$40,753	12.4%	$9,965	3.0%

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

The following table compares non-freight revenues for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Amount	% of Total	Amount	% of Total
Railcar switching	$98,384	42.4%	$75,399	40.3%
Car hire and rental income	28,969	12.5%	27,087	14.5%
Fuel sales to third parties	36,523	15.7%	28,564	15.3%
Demurrage and storage	20,926	9.0%	16,980	9.1%
Car repair services	7,796	3.4%	6,437	3.4%
Other operating income	39,449	17.0%	32,516	17.4%

Total non-freight revenues	$232,047	100.0%	$186,983	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

					2008-2007 Variance Information
	2008			2007	Increase in Total Operations		Increase /(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$98,384	$11,825	$86,559	$75,399	$22,985	30.5%	$11,160	14.8%
Car hire and rental income	28,969	3,895	25,074	27,087	1,882	6.9%	(2,013)	(7.4%)
Fuel sales to third parties	36,523	—	36,523	28,564	7,959	27.9%	7,959	27.9%
Demurrage and storage	20,926	2,177	18,749	16,980	3,946	23.2%	1,769	10.4%
Car repair services	7,796	359	7,437	6,437	1,359	21.1%	1,000	15.5%
Other operating income	39,449	376	39,073	32,516	6,933	21.3%	6,557	20.2%

Total non-freight revenues	$232,047	$18,632	$213,415	$186,983	$45,064	24.1%	$26,432	14.1%

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

Fuel sales to third parties increased $8.0 million, or 27.9%, primarily due to a $7.0 million increase in revenues resulting from a 24.6% increase in price per gallon and a $1.0 million increase in revenues resulting from a 2.6% increase in gallons sold.

Demurrage and storage increased $1.8 million, or 10.4%, primarily due to storage rate increases and an increase in the number of third-party railcars being stored.

Car repair services revenues increased $1.0 million, or 15.5%.

Other operating income increased $6.6 million, or 20.2%, primarily due to a $5.0 million increase from crewing and a $1.0 million increase from other services and management fees in Australia.

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

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$191,108	31.7%	$167,066	32.4%
Equipment rents	35,170	5.8%	37,308	7.2%
Purchased services	46,169	7.7%	38,990	7.6%
Depreciation and amortization	40,507	6.7%	31,773	6.1%
Diesel fuel	61,013	10.1%	45,718	8.8%
Diesel fuel sold to third parties	34,624	5.8%	26,975	5.2%
Casualties and insurance	15,136	2.5%	16,179	3.1%
Materials	26,138	4.3%	23,504	4.6%
Net gain on sale of assets	(8,107)	(1.3%)	(6,742)	(1.3%)
Other expenses	44,295	7.4%	38,568	7.5%

Total operating expenses	$486,053	80.7%	$419,339	81.2%

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

Equipment rents were $35.2 million in the year ended December 31, 2008, compared with $37.3 million in the year ended December 31, 2007, a decrease of $2.1 million, or 5.7%. The decrease was attributable to a $7.5 million decrease from existing operations, partially offset by a $5.3 million increase from new operations. The decrease from existing operations was primarily due to the purchase of rail cars previously leased.

Purchased services expense was $46.2 million in the year ended December 31, 2008, compared with $39.0 million in the year ended December 31, 2007, an increase of $7.2 million, or 18.5%. The increase was attributable to a $3.7 million increase from existing operations and $3.5 million from new operations. The increase in existing operations was primarily due to higher equipment maintenance in Australia.

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

Diesel fuel expense was $61.0 million in the year ended December 31, 2008, compared with $45.7 million in the year ended December 31, 2007, an increase of $15.3 million, or 33.5%. The increase was attributable to an $11.4 million increase from existing operations and $3.9 million from new operations. The increase from existing operations was due to a $16.5 million increase resulting from a 36.1% increase in fuel cost per gallon, partially offset by $5.2 million due to an 8.3% decrease in diesel fuel consumption.

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

Net gain on sale of assets was $8.1 million in the year ended December 31, 2008, compared with $6.7 million in the year ended December 31, 2007. The gain of $8.1 million in the year ended December 31, 2008, included gains resulting from the sale of certain land in Australia, certain land and track-related assets in the United States and freight cars in Canada. The gain of $6.7 million in the year ended December 31, 2007, included gains resulting from the sale of certain land and track-related assets in the Northeastern United States.

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

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2008, was 25.4% compared with 23.7% in the year ended December 31, 2007. Two primary drivers increased the effective income tax rate: 1) we recorded valuation allowances in Australia and Canada as a result of our assessment that it is more likely than not the underlying tax benefits will not be realized and 2) we recognized higher United States foreign tax credits in 2007 associated with the 2006 ARG Sale. These increases were partially offset by a higher United States track maintenance credit in 2008. The track maintenance credit represents 50% of qualified spending during each year, subject to limitation based upon the number of track miles owned or leased at the end of the year, inclusive of those miles acquired during the year. Historically, we have incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the year ended December 31, 2008, was $72.7 million, compared with income from continuing operations attributable to our common stockholders of $69.2 million in the year ended December 31, 2007. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2008, were $2.00 with 36.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $1.77 with 39.1 million weighted average shares outstanding in the year ended December 31, 2007. Income from continuing operations attributable to our common stockholders in the year ended December 31, 2007, included a net tax benefit associated with the ARG Sale in 2006, which increased diluted EPS by $0.09. Our basic EPS from continuing operations attributable to our common stockholders were $2.28 with 31.9 million shares outstanding in the year ended December 31, 2008, compared with basic EPS from continuing operations attributable to our common stockholders of $2.00 with 34.6 million shares outstanding in the year ended December 31, 2007.

Results from Discontinued Operations

Income from discontinued operations attributable to our common stockholders for the year ended December 31, 2009, was $1.4 million, compared with a loss of $0.5 million for the year ended December 31, 2008. Income from discontinued operations attributable to our common stockholders for the year ended December 31, 2009, resulted primarily from the sale of 100% of the share capital of FCCM. Income from discontinued operations for the year ended December 31, 2008, included an income tax benefit of $1.1 million, which was primarily due to tax deductions identified in conjunction with the filing of our 2007 United States income tax return. Our diluted EPS from discontinued operations attributable to our common stockholders for the year ended December 31, 2009, was $0.04 with 39.0 million weighted average shares outstanding, compared with diluted loss per share from discontinued operations attributable to our common stockholders of $0.01 with 36.3 million weighted average shares outstanding for the year ended December 31, 2008. Basic EPS from discontinued operations attributable to our common stockholders was $0.04 with 36.1 million weighted average shares outstanding for the year ended December 31, 2009, compared with basic loss per share from discontinued operations attributable to our common stockholders of $0.02 with 31.9 million weighted average shares outstanding for the year ended December 31, 2008.

Loss from discontinued operations attributable to our common stockholders related to our Mexican business in the year ended December 31, 2007, was $14.1 million. The loss from discontinued operations attributable to our common stockholders in the year ended December 31, 2007, included non-cash charges of $8.9 million primarily related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment and FCCM’s reported earnings since 1999. These charges were partially offset by a tax benefit of $11.3 million primarily related to worthless stock and bad debt deductions to be claimed in the United States. Our diluted loss per share from discontinued operations attributable to our common stockholders in the year ended December 31, 2007, was $0.36 with 39.1 million weighted average shares outstanding.

Liquidity and Capital Resources

On June 15, 2009, we completed a public offering of 4,600,000 shares of our Class A common stock at $24.50 per share, which included 600,000 shares issued as a result of the underwriters’ exercise of their over-allotment option. We received net proceeds of $106.6 million from the sale of our Class A common stock.

In June 2009, we used a portion of the offering proceeds along with cash on hand to repay $108.0 million of our revolving credit facility, which represented the entire balance then outstanding. As of December 31, 2009, our $300.0 million revolving credit facility, which matures in October 2013, had unused borrowing capacity of $299.9 million and outstanding letter of credit guarantees of $0.1 million. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

During 2009, 2008 and 2007, we generated $126.9 million, $128.7 million and $34.5 million, respectively, of cash from operating activities from continuing operations. Changes in working capital increased net cash flow from operating activities by $3.8 million and $7.3 million in 2009 and 2008, respectively. Other than the $95.6 million tax payment in 2007 for Australian taxes related to the 2006 ARG Sale, working capital provided $23.6 million to net cash flow from operations in 2007.

During 2009, 2008 and 2007, our cash flows used in investing activities from continuing operations were $54.0 million, $413.8 million and $70.0 million, respectively. For 2009, primary drivers of the cash flows used in investing activities from continuing operations were $88.9 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions, net of cash acquired, partially offset by $17.9 million in cash received from grants from outside parties for capital spending completed in 2009, $6.7 million in cash received from outside parties for capital spending completed in prior years, $8.3 million in proceeds from the disposition of property and equipment, $4.0 million of insurance proceeds and $3.8 million of net proceeds from the sale of our investment in Bolivia. For 2008, primary drivers of the cash flows used in investing activities from continuing operations were $345.5 million of cash paid for acquisitions, net of cash acquired, $97.9 million of cash used for capital expenditures and $7.5 million of contingent consideration held in escrow, partially offset by $19.3 million in cash received from outside parties for capital spending completed in 2008, $9.3 million in cash received from outside parties for capital spending completed prior to 2008, $8.1 million in cash proceeds from the disposition of property and equipment and $0.4 million of insurance proceeds for the replacement of assets. For 2007, primary drivers of the cash flows used in investing activities from continuing operations were $96.1 million of cash used for capital expenditures and $19.4 million of cash paid for acquisitions, partially offset by $29.9 million in cash received from outside parties for capital spending completed in 2007, $4.4 million in cash received from outside parties for capital spending completed in 2006, $9.4 million in cash proceeds from the disposition of property and equipment and $1.7 million in insurance proceeds for capital projects.

During 2009 and 2007, our cash flows used in financing activities from continuing operations were $7.3 million and $137.5 million, respectively and during 2008, our cash flows provided by financing activities from continuing operations were $279.5 million. For 2009, primary drivers of the cash flow used in financing activities from continuing operations were a net decrease in outstanding debt of $116.2 million and $4.4 million of cash paid for a change in ownership of noncontrolling interest, partially offset by $106.6 million of proceeds from the issuance of stock and $6.6 million from exercises of stock-based awards. For 2008, primary drivers of the cash flows provided by financing activities from continuing operations were a net increase in outstanding debt of $275.0 million and net cash inflows of $8.8 million from exercises of stock-based awards, partially offset by $4.3 million of debt issuance costs. For 2007, primary drivers of the cash flows used in financing activities from continuing operations were treasury stock purchases of $175.3 million, partially offset by a net increase in outstanding debt of $33.6 million and $4.2 million from exercises of stock-based awards.

At December 31, 2009, we had long-term debt, including current portion, totaling $449.4 million, which comprised 39.5% of our total capitalization, and $299.9 million of unused borrowing capacity. At December 31, 2008, we had long-term debt, including current portion, totaling $561.3 million, which comprised 54.0% of our total capitalization, and $210.9 million of unused borrowing capacity.

Credit Facilities

On August 8, 2008, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). We closed the Credit Agreement on October 1, 2008, concurrent with the closing of the OCR and Georgia Southwestern acquisitions. The Credit Agreement expanded the size of our senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The credit facilities include a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($29.6 million at the December 31, 2009 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans. As of December 31, 2009, our $300.0 million revolving credit facility consisted of subsidiary letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. As of December 31, 2009, the revolving credit facility, United States term loan and Canadian term loan had interest rates of 1.98%, 1.98% and 2.05%, respectively. The proceeds under the Credit Agreement can be used for general corporate purposes, working capital, to refinance existing indebtedness, as well as capital expenditures, acquisitions and investments permitted under the Credit Agreement.

The Credit Agreement provides lending under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The base rate margin varies from 0.25% to 1.25% depending on leverage and the LIBOR margin varies from 1.25% to 2.25% depending on leverage. Our margin through March 31, 2010, is 1.75%. The credit facilities and revolving loan are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.

Financial covenants, which are measured on a trailing 12 month basis and calculated quarterly, are as follows:

a. Maximum leverage of 3.5 times, measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense).

b. Minimum interest coverage of 3.5 times, measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c. Capital expenditures: Restricted subsidiaries (which include the majority of our subsidiaries) will not make capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues limitation on capital expenditures may be increased under certain conditions.

The credit facilities contain a number of covenants restricting our ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless under permitted acquisitions, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The credit facilities allow us to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. As of December 31, 2009, we were in compliance with the provisions of the covenant requirements of our Credit Agreement. Subject to maintaining compliance with these covenants, the $299.9 million unused borrowing capacity is available for general corporate purposes including acquisitions.

Senior Notes

In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in August 2015. The Series C senior notes have a borrowing rate of three-month LIBOR plus 0.70% and are due in August 2012. As of December 31, 2009, the Series C senior notes had an interest rate of 0.98%.

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

Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding 12 months divided by interest expense plus operating lease payments for the preceding 12 months). As of December 31, 2009, we were in compliance with the provisions of these covenants.

Equipment and Property Leases

We are party to several cancelable leases for rolling stock that have automatic renewal provisions. Typically, we have the option, at various dates, to terminate the leases or purchase the underlying assets. Penalties for non-renewal are not considered material. In 2008, we purchased certain leased rolling stock for $2.6 million. Since these assets were the subject of a previous sale-leaseback transaction, the remaining balance of pre-tax unamortized deferred gains of approximately $1.8 million was included as an offset to the recorded value of the rolling stock acquired.

We are party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease arrangements in 2009.

Grants from Outside Parties

Our railroads have received a number of project grants from federal, state and local agencies and other outside parties (e.g., customers) for upgrades and construction of rail lines. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been upgraded or constructed. We believe that the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that grants from outside parties will continue to be available or that even if available, our railroads will be able to obtain them.

2010 Budgeted Capital Expenditures

We have budgeted $57 million for capital expenditures in 2010, which consists of track and equipment improvements of $56 million and new business development projects of $1 million. In addition, we expect to receive approximately $35 million of grants from outside parties to fund additional capital expenditures in 2010. Including the grant-funded projects, we have budgeted a total of $92 million for capital expenditures in 2010. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and new investments. We believe that our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, we had contractual obligations and commercial commitments that could affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2009 (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations (1)
Long-term debt obligations (2)	$449,041	$27,799	$154,857	$162,507	$103,878
Interest on long-term debt (3)	54,256	14,349	22,675	13,906	3,326
Capital lease obligations	393	19	41	43	290
Operating lease obligations	198,124	18,162	27,147	15,171	137,644
Purchase obligations (4)	6,686	6,268	418	—	—
Other long-term liabilities(5)	18,336	7,244	3,460	135	7,497

Total	$726,836	$73,841	$208,598	$191,762	$252,635

(1)	Potential tax payments related to uncertain tax positions are not practicable to estimate and have been excluded from this table. As of December 31, 2009, our liability for uncertain tax positions totaled approximately $0.1 million.

(2)	Excludes capital lease obligations of $0.4 million.
(3)	Assumes no change in variable interest rates from December 31, 2009.
(4)	Includes a contingent consideration obligation of €0.3 million ($0.4 million at the December 31, 2009 exchange rate) and $3.5 million payable over the next two years upon satisfaction of certain conditions related to the acquisitions of RRF and CAGY, respectively. The amounts are reflected in the table above at the earliest possible payment date.
(5)	Includes the fair value of our interest rate swap of $6.6 million, deferred compensation of $4.5 million, estimated casualty obligations of $2.9 million and certain other long-term liabilities of $0.9 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $3.2 million and our 2010 estimated contributions of $0.2 million to our pension plans.

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

Our off-balance sheet arrangements as of December 31, 2009, consist of operating lease obligations, which are included in the contractual obligations table above.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects on revenues for average foreign currency exchange rates in effect during the year ended December 31, 2009, versus the year ended December 31, 2008, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollars and the Euro relative to the United States dollar in the year ended December 31, 2009. Since the world’s major crude oil and refined products are traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia.

The following table sets forth the impact of foreign currency translation on reported operating revenues for the year ended December 31, 2009 (dollars in thousands):

	As Reported	Currency Translation Impact	Revenues Excluding Currency Translation Impact
Operating revenues:
United States	$403,237	$—	$403,237
Australia	93,421	5,349	98,770
Canada	38,062	4,118	42,180
Netherlands	10,146	327	10,473

Total operating revenues	$544,866	$9,794	$554,660

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

Business Combinations

We accounted for businesses we acquired through December 31, 2008, using the purchase method of accounting. We allocated the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As a result of the adoption of new accounting guidance, we will account for businesses we acquire subsequent to January 1, 2009, using the acquisition method of accounting. Under the new accounting guidance, all acquisition-related costs are expensed as incurred. We will record the underlying net assets at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations will affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in our consolidated statement of operations beginning on the respective business’s acquisition date.

Property and Equipment

We record property and equipment at cost. We capitalize major renewals or improvements, but routine maintenance and repairs are expensed when incurred. We credit or charge operating expense for gains or losses on sales or other dispositions. We depreciate our property and equipment on the straight-line method over the useful lives of the road property and equipment.

The following table sets forth the estimated useful lives of our major classes of property and equipment:

Property:	Estimated useful life
Buildings and leasehold improvements	30 years or life of lease
Bridges/tunnels/culverts	20 – 50 years
Track property	5 – 50 years

Equipment:
Computer equipment	3 years
Locomotives and freight cars	5 – 30 years
Vehicles and mobile equipment	5 – 10 years
Signals and crossing equipment	10 – 30 years
Track equipment	5 – 10 years
Other equipment	3 – 20 years

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

Grants from Outside Parties

Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Goodwill and Indefinite-Lived Intangible Assets

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. We perform our annual impairment test as of November 30th of each year, and no impairment was recognized for the years ended December 31, 2009, 2008 and 2007, as a result of our annual impairment test. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.

For indefinite-lived intangible assets, the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. We first compare the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including our assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Second, if the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over its implied fair value.

Amortizable Intangible Assets

We perform an impairment test on amortizable intangible assets when specific impairment indicators are present. We have amortizable intangible assets valued primarily as customer relationships or contracts, service agreements, track access agreements and proprietary software. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served or the length of the contract or agreement including expected renewals.

Derailment and Property Damages, Personal Injuries and Third-Party Claims

We maintain insurance, with varying deductibles up to $0.5 million per incident for liability and generally up to $0.8 million per incident for property damage, for claims resulting from train derailments and other accidents related to our railroad and industrial switching operations. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

Stock-Based Compensation

The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees through our Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

Compensation costs for stock awards are measured at fair value and compensation is recognized over the service period for awards expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model that require management judgment are the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on actual historical volatility and adjusted to reflect future expectations. The fair value of our restricted stock and restricted stock units is based on the closing price on the date of grant.

For the year ended December 31, 2009, compensation cost from equity awards was $6.5 million. The compensation cost related to non-vested awards not yet recognized is $8.0 million, which will be recognized over the next three years with a weighted average period of 1.2 years. The total income tax benefit recognized in the consolidated income statement for equity awards was $2.2 million for the year ended December 31, 2009.

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

Income Taxes

We account for income taxes under a balance sheet approach for the financial accounting and reporting of deferred income taxes. Deferred income taxes reflect the tax effect of temporary differences between book and tax basis assets and liabilities, as well as available income tax credits and capital and net operating loss carryforwards. In our consolidated balance sheets, these deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred income tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred income tax assets related to tax credit and loss carryforwards, is classified according to the expected reversal date of the temporary difference as of the end of the year. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets are realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2009, was $91.3 million.

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

See Note 21 to our Consolidated Financial Statements included elsewhere in this Annual Report.

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

Interest Rate Risk & Risk Sensitivity

Our interest rate risk results from variable rate debt obligations, since an increase in interest rates would result in lower earnings and increase cash outflows. The following table presents principal cash flows from our debt obligation, related weighted average interest rates by expected maturity dates and estimated fair value as of December 31, 2009 (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt:
Series A senior notes	$—	$75,000	$—	$—	$—	$—	$75,000	$71,184
Series B senior notes	—	—	—	—	—	100,000	100,000	89,320
Other debt	854	541	429	379	387	4,168	6,758	6,112
Average interest rate	5.05%	5.06%	5.22%	5.23%	5.24%	5.25%	5.05%
Variable rate debt:
United States term loan	$24,000	$24,000	$24,000	$144,000	$—	$—	$216,000	$196,281
Canadian term loan	2,964	2,964	2,964	17,784	—	—	26,676	21,530
Series C senior notes	—	—	25,000	—	—	—	25,000	22,027
Average interest rate	3.06%	4.47%	5.35%	6.07%	—	—
Total	$27,818	$102,505	$52,393	$162,163	$387	$104,168	$449,434	$406,454

The variable interest rates presented in the table above are based on the LIBOR implied forward rates in the yield curve (as of December 31, 2009). The borrowing margin is composed of a weighted average of 1.75% for debt under our United States and Canadian credit facilities and 0.70% for our Series C senior notes. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $1.5 million. Furthermore, if we were to refinance all of our debt obligations in the current environment, we believe we would incur interest rates approximately one percentage point above our current rates.

Fair Value of Financial Instruments

We apply the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

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

Since our long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates we believe are currently available to us for loans with similar terms and maturities. Primary inputs into the model that will cause the fair value of our debt to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the debt obligations.

We use interest rate swap agreements to manage our exposure to changes in interest rates of our variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, LIBOR implied forward interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity. Changes in the fair value of the agreements are recorded in net income or other comprehensive income (loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to our variable rate debt.

On October 2, 2008, we entered into two interest rate swap agreements to manage our exposure to interest rates on a portion of our outstanding borrowings. The first swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The second swap had a notional amount of $100.0 million and required us to pay 3.07% on the notional amount and receive one-month LIBOR. This swap expired on December 31, 2009. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the remaining swap represented a liability of $6.6 million at December 31, 2009. The one-month LIBOR was set at 0.23% at December 31, 2009.

Foreign Currency Risk

Debt related to our Canadian operations is denominated in Canadian dollars and funded from our Canadian operations. Therefore, foreign currency risk related to debt service payments generally does not exist. However, in the event that this debt service is funded from our United States operations, we may face exchange rate risk if the Canadian dollar were to appreciate relative to the United States dollar, thereby requiring higher United States dollar equivalent cash to settle the outstanding debt, which is due in 2013.

Sensitivity to Diesel Fuel Prices

We are exposed to fluctuations in diesel fuel prices, since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2009, fuel costs for fuel used in operations represented 7.5% of our total expenses. As of December 31, 2009, we had not entered into any hedging transactions to manage this diesel fuel risk. As of December 31, 2009, each one percentage point increase in the price of diesel fuel would result in a $0.3 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial data required by this item are listed under Part IV, Item 15 and are filed herewith following the signature page hereto and are incorporated by reference herein.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with the authorization of management and directors of Genesee & Wyoming Inc.; and

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which is included herein.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of GWI to be held on May 27, 2010, under “Election of Directors” and “Executive Officers,” which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of GWI to be held on May 27, 2010, under “Executive Compensation” and “2010 Director Compensation,” which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For additional information related to securities authorized for issuance under our equity compensation plans, please see “Item 4. Submission of Matters to a Vote of Security Holders,” included elsewhere in this Annual Report.

The remaining information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of GWI to be held on May 27, 2010, under “Security Ownership of Certain Beneficial Owners and Management,” which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of GWI to be held on May 27, 2010, under “Related Person Transactions and Other Information,” which proxy statement will be filed within 120 days after the end of our fiscal year.

ITEM 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our proxy statement to be issued in connection with the Annual Meeting of the Stockholders of GWI to be held on May 27, 2010, under “Approval of the Selection of Independent Auditors,” which proxy statement will be filed within 120 days after the end of our fiscal year.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Equity and Comprehensive Income for the Years

Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

Date

February 25, 2010	GENESEE & WYOMING INC.

	By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 25, 2010	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III Mortimer B. Fuller III

February 25, 2010	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN John C. Hellmann

February 25, 2010	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER Timothy J. Gallagher

February 25, 2010	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI Christopher F. Liucci

February 25, 2010	Director	/S/ DAVID C. HURLEY David C. Hurley

February 25, 2010	Director	/S/ ØIVIND LORENTZEN III Øivind Lorentzen III

February 25, 2010	Director	/S/ ROBERT M. MELZER Robert M. Melzer

February 25, 2010	Director	/S/ MICHAEL NORKUS Michael Norkus

February 25, 2010	Director	/S/ PHILIP J. RINGO Philip J. Ringo

February 25, 2010	Director	/S/ PETER O. SCANNELL Peter O. Scannell

February 25, 2010	Director	/S/ MARK A. SCUDDER Mark A. Scudder

INDEX TO EXHIBITS

(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

(ii) By-laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q filed on November 9, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.

4.2	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.3	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B Stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

(10)	Material Contracts

The Exhibit referenced under 4.3 hereof is incorporated herein by reference.

10.1	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K filed on March 31, 1998 (SEC File No. 0-20847).

10.2	Agreement and Plan of Merger dated as of December 3, 2001, by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on December 12, 2001.

10.3	Stock Purchase Agreement by and among Mueller Industries, Inc., Arava Natural Resources Company, Inc. and Genesee & Wyoming Inc. relating to the purchase and sale of Utah Railway Company, dated as of August 19, 2002, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on August 30, 2002.

10.4	Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on November 18, 2004.

10.5	Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc. and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on June 1, 2005.

10.6	First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on June 3, 2005.

10.7	Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on August 1, 2005.

10.8	Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 17, 2006.

10.9	Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on February 17, 2006.

10.10	Consulting Agreement between Genesee & Wyoming Inc. and Charles N. Marshall dated as of May 1, 2006 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on May 2, 2006.

10.11	Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant’s Report on Form S-8 filed on November 3, 2006. **

10.12	Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on November 8, 2007. **

10.13	Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Executives is incorporated herein by reference to Exhibit 10.12 to the Registrant’s Report on Form 10-Q filed on November 8, 2007. **

10.14	Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 7, 2008. **

10.15	Form of Option Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 7, 2009. **

10.16	Form of Restricted Stock Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on August 7, 2009. **

*10.17	Form of Restricted Stock Unit Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008). **

10.18	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 8, 2008.

10.19	Amended and Restated Stock Purchase Agreement by and among Summit View, Inc., Jerry Joe Jacobson and Genesee & Wyoming Inc. dated as of September 10, 2008, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on November 7, 2008.

10.20	Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan for highly compensated employees and directors dated as of December 31, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 7, 2009. **

*10.21	Employment Agreement dated as of May 30, 2007, and as amended and restated December 30, 2009, by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement). **

*10.22	Summary of Increases in Compensation for Non-management Directors. **

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Report under Item 8

(14)	Code of Ethics included on the Registrant’s website, www.gwrr.com

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*	Exhibit filed with this Report.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and changes in equity and comprehensive income present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP (signed)

Stamford, Connecticut

February 25, 2010

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 and 2008

(dollars in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$105,707	$31,693
Accounts receivable, net	109,931	120,874
Materials and supplies	8,939	7,708
Prepaid expenses and other	13,223	12,270
Deferred income tax assets, net	15,161	18,101
Current assets of discontinued operations	282	1,676

Total current assets	253,243	192,322

PROPERTY AND EQUIPMENT, net	1,024,297	998,995
GOODWILL	161,208	150,958
INTANGIBLE ASSETS, net	244,464	223,442
DEFERRED INCOME TAX ASSETS, net	3,122	—
OTHER ASSETS, net	10,698	21,564

Total assets	$1,697,032	$1,587,281

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,818	$26,034
Accounts payable	104,813	124,162
Accrued expenses	38,181	37,903
Deferred income tax liabilities, net	971	192
Current liabilities of discontinued operations	11	1,121

Total current liabilities	171,794	189,412

LONG-TERM DEBT, less current portion	421,616	535,231
DEFERRED INCOME TAX LIABILITIES, net	244,924	234,979
DEFERRED ITEMS—grants from outside parties	146,345	113,302
OTHER LONG-TERM LIABILITIES	23,476	34,943
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 50,876,873 and 45,830,569 shares issued and 38,466,567 and 33,435,168 shares outstanding (net of 12,410,306 and 12,395,401 shares in treasury) on December 31, 2009 and 2008, respectively	509	458
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,558,790 and 2,585,152 shares issued and outstanding on December 31, 2009 and 2008, respectively	26	26
Additional paid-in capital	330,710	214,356
Retained earnings	540,925	479,598
Accumulated other comprehensive income/(loss)	19,483	(14,033)
Treasury stock, at cost	(202,776)	(202,342)

Total Genesee & Wyoming Inc. stockholders' equity	688,877	478,063
Noncontrolling interest	—	1,351

Total equity	688,877	479,414

Total liabilities and equity	$1,697,032	$1,587,281

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
OPERATING REVENUES	$544,866	$601,984	$516,167

OPERATING EXPENSES:
Labor and benefits	191,479	191,108	167,066
Equipment rents	29,272	35,170	37,308
Purchased services	42,435	46,169	38,990
Depreciation and amortization	48,110	40,507	31,773
Diesel fuel used in operations	33,538	61,013	45,718
Diesel fuel sold to third parties	14,400	34,624	26,975
Casualties and insurance	14,842	15,136	16,179
Materials	21,835	26,138	23,504
Net loss/(gain) on sale and impairment of assets	3,953	(7,708)	(6,742)
Gain on insurance recoveries	(3,143)	(399)	—
Restructuring charges	2,288	—	—
Other expenses	46,535	44,295	38,568

Total operating expenses	445,544	486,053	419,339

INCOME FROM OPERATIONS	99,322	115,931	96,828
Gain on sale of investment in Bolivia	391	—	—
Interest income	1,065	2,093	7,813
Interest expense	(26,902)	(20,610)	(14,735)
Other income, net	2,115	470	889

Income from continuing operations before income taxes	75,991	97,884	90,795
Provision for income taxes	15,916	24,909	21,548

Income from continuing operations, net of tax	60,075	72,975	69,247
Income/(loss) from discontinued operations, net of tax	1,398	(501)	(14,072)

Net income	61,473	72,474	55,175
Less: Net income attributable to noncontrolling interest	(146)	(243)	—

Net income attributable to Genesee & Wyoming Inc.	$61,327	$72,231	$55,175

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$1.66	$2.28	$2.00
Basic earnings/(loss) per common share from discontinued operations	0.04	(0.02)	(0.41)

Basic earnings per common share	$1.70	$2.26	$1.59

Weighted average shares—Basic	36,146	31,922	34,625

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$1.54	$2.00	$1.77
Diluted earnings/(loss) per common share from discontinued operations	0.04	(0.01)	(0.36)

Diluted earnings per common share	$1.57	$1.99	$1.41

Weighted average shares—Diluted	38,974	36,348	39,148

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(dollars in thousands)

	GWI Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Stockholders’ Equity
BALANCE, December 31, 2006	$434	$40	$187,460	$352,192	$4,411	$(24,350)	$294	$520,481

Comprehensive income, net of tax:
Net income	—	—	—	55,175	—	—	—	55,175
Currency translation adjustments	—	—	—	—	15,178	—	—	15,178
Mexico investment (recognized loss from cumulative foreign currency translation)	—	—	—	—	5,426	—	—	5,426
Fair market value adjustments of cash flow hedges	—	—	—	—	43	—	—	43
Pension and post-retirement medical adjustment	—	—	—	—	602	—	—	602

Comprehensive income								76,424
Proceeds from employee stock purchases	4	—	3,380	—	—	—	—	3,384
Compensation cost related to equity awards	—	—	5,183	—	—	—	—	5,183
Excess tax benefits from share-based compensation	—	—	1,440	—	—	—	—	1,440
Acquisition of noncontrolling interest	—	—	—	—	—	—	814	814
Treasury stock acquisitions, 6,549,597 shares	—	—	—	—	—	(175,637)	—	(175,637)

BALANCE, December 31, 2007	$438	$40	$197,463	$407,367	$25,660	$(199,987)	$1,108	$432,089

Comprehensive income, net of tax:
Net income	—	—	—	72,231	—	—	243	72,474
Currency translation adjustments	—	—	—	—	(31,091)	—	—	(31,091)
Fair market value adjustments of cash flow hedges	—	—	—	—	(8,214)	—	—	(8,214)
Pension and post-retirement medical adjustment	—	—	—	—	(388)	—	—	(388)

Comprehensive income							—	32,781
Proceeds from employee stock purchases	6	—	9,308	—	—	—	—	9,314
Conversion of Class B Common Stock to Class A Common Stock	14	(14)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	5,734	—	—	—	—	5,734
Excess tax benefits from share-based compensation	—	—	1,851	—	—	—	—	1,851
Treasury stock acquisitions, 58,082 shares	—	—	—	—	—	(2,355)	—	(2,355)

BALANCE, December 31, 2008	$458	$26	$214,356	$479,598	$(14,033)	$(202,342)	$1,351	$479,414

Comprehensive income, net of tax:
Net income	—	—	—	61,327	—	—	146	61,473
Currency translation adjustments	—	—	—	—	29,378	—	—	29,378
Fair market value adjustments of cash flow hedges	—	—	—	—	3,991	—	—	3,991
Pension and post-retirement medical adjustment	—	—	—	—	147	—	—	147

Comprehensive income								94,989
Proceeds from employee stock purchases	5	—	5,760	—	—	—	—	5,765
Compensation cost related to equity awards	—	—	6,031	—	—	—	—	6,031
Excess tax benefits from share-based compensation	—	—	1,167	—	—	—	—	1,167
Stock issuance proceeds, net of stock issuance costs—4,600,000 shares Class A Common Stock	46	—	106,553	—	—	—	—	106,599
Change in ownership of noncontrolling interest	—	—	(3,157)	—	—	—	(1,203)	(4,360)
Sale of investment in Bolivia	—	—	—	—	—	—	(294)	(294)
Treasury stock acquisitions, 14,905 shares	—	—	—	—	—	(434)	—	(434)

BALANCE, December 31, 2009	$509	$26	$330,710	$540,925	$19,483	$(202,776)	$—	$688,877

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,473	$72,474	$55,175
Adjustments to reconcile net income to net cash provided by operating activities:
(Income)/loss from discontinued operations	(1,398)	501	14,072
Depreciation and amortization	48,110	40,507	31,773
Compensation cost related to equity awards	6,031	5,734	5,412
Excess tax benefit from share-based compensation	(1,234)	(1,829)	(1,159)
Deferred income taxes	7,558	12,205	7,994
Net loss (gain) on sale and impairment of assets	3,953	(7,708)	(6,742)
Gain on sale of investment in Bolivia	(391)	—	—
Gain on insurance recoveries	(3,143)	(399)	—
Insurance proceeds received	2,175	—	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	16,082	11,541	(5,412)
Materials and supplies	(170)	(812)	2,400
Prepaid expenses and other	(622)	6,597	(6,159)
Accounts payable and accrued expenses	(11,791)	(14,372)	29,160
Income tax payable—Australia	851	(3,717)	(92,982)
Other assets and liabilities, net	(550)	8,024	989

Net cash provided by operating activities from continuing operations	126,934	128,746	34,521
Net cash used in operating activities from discontinued operations	(746)	(3,484)	(14,000)

Net cash provided by operating activities	126,188	125,262	20,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(88,865)	(97,853)	(96,081)
Grant proceeds from outside parties	24,575	28,551	34,307
Cash paid for acquisitions, net of cash acquired	(5,780)	(345,477)	(19,424)
Contingent consideration held in escrow	—	(7,500)	—
Insurance proceeds for the replacement of assets	3,996	419	1,747
Proceeds from the sale of investment in Bolivia	3,778	—	—
Proceeds from disposition of property and equipment	8,313	8,081	9,404

Net cash used in investing activities from continuing operations	(53,983)	(413,779)	(70,047)
Net cash provided by (used in) investing activities from discontinued operations	1,774	450	(517)

Net cash used in investing activities	(52,209)	(413,329)	(70,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(214,153)	(193,051)	(21,448)
Proceeds from issuance of long-term debt	98,000	468,076	55,000
Debt issuance costs	—	(4,340)	—
Proceeds from employee stock purchases	5,765	9,314	3,384
Treasury stock purchases	(434)	(2,355)	(175,637)
Stock issuance proceeds, net of stock issuance costs	106,614	—	—
Cash paid for change in ownership of noncontrolling interest	(4,361)	—	—
Excess tax benefit from share-based compensation	1,234	1,829	1,159

Net cash (used in) provided by financing activities from continuing operations	(7,335)	279,473	(137,542)
Net cash used in financing activities from discontinued operations	—	—	(13,301)

Net cash (used in) provided by financing activities	(7,335)	279,473	(150,843)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,832	(5,973)	7,581

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	538	(424)	(217)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,014	(14,991)	(193,522)
CASH AND CASH EQUIVALENTS, beginning of year	31,693	46,684	240,206

CASH AND CASH EQUIVALENTS, end of year	$105,707	$31,693	$46,684

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc. and its subsidiaries (the Company) currently have interests in 62 railroads, of which 57 are located in the United States, three are located in Canada, one is located in Australia and one is located in the Netherlands. From January 1, 2007 to December 31, 2009, the Company acquired 16 railroads in the United States and the Netherlands, sold its operations in Mexico and sold substantially all of its investments in South America. The Company also leases and manages railroad transportation equipment in the United States and Canada and provides freight car switching and ancillary rail services. See Note 3, Changes in Operations, for descriptions of the Company’s changes in operations in recent years.

A large portion of the Company’s operating revenue is attributable to industrial customers operating in the paper and forest products, electricity generation, and farm and food products industries. Freight revenues from the Company’s 10 largest freight customers accounted for approximately 21%, 20% and 22% of the Company’s operating revenues in 2009, 2008 and 2007, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). All significant intercompany transactions and accounts have been eliminated in consolidation.

On January 1, 2009, the Company adopted new accounting guidance that changed the accounting treatment for noncontrolling (minority) interests. The guidance requires the reporting of noncontrolling interests as a component of equity initially measured at fair value, separately identifying net income attributable to the parent and noncontrolling interest in the income statement, accounting for changes in a parent’s ownership interest while it retains a controlling interest as equity transactions and accounting for an equity investment upon the deconsolidation of a subsidiary. Upon adoption of the accounting guidance, the Company’s subsidiary, Maryland Midland Railway, Inc. (Maryland Midland), had a 12.6% noncontrolling minority interest holder. Accordingly, the Company reclassified $1.4 million from minority interest to noncontrolling interest in equity in the consolidated balance sheets. Additionally, income attributable to the noncontrolling interest was reclassified from other income and presented separately in the consolidated statement of operations. Comprehensive income attributable to the noncontrolling interest is presented in Note 16, Comprehensive Income. In 2009, as a result of the exercise of a pre-existing option by the noncontrolling interest holder, the Company purchased the 12.6% interest in Maryland Midland for $4.4 million.

Revenue Recognition

Railroad revenues are estimated and recognized as shipments initially move onto the Company’s tracks, which, due to the relatively short length of haul, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Materials and Supplies

Materials and supplies consist of purchased items for improvement and maintenance of road property and equipment and are stated at the lower of average cost or market. Materials and supplies are removed from inventory using the average cost method.

Business Combinations

The Company accounted for businesses it acquired through December 31, 2008, using the purchase method of accounting. The total cost of an acquisition was allocated to the underlying net assets based on their respective estimated fair values. As a result of the adoption of new accounting guidance, the Company will account for businesses it acquires subsequent to January 1, 2009, using the acquisition method of accounting. Under the new accounting guidance, all acquisition-related costs are expensed as incurred. It will record the underlying net assets at their respective acquisition-date fair values. As part of this process, the Company identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. The results of operations of acquired businesses are included in the Company’s consolidated statement of operations beginning on the respective business’s acquisition date.

Property and Equipment

Property and equipment are carried at cost. Major renewals or improvements are capitalized, while routine maintenance and repairs are expensed when incurred. Gains or losses on sales or other dispositions are credited or charged to operating expense. Depreciation is provided on the straight-line method over the useful lives of the road property and equipment.

The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

Property:	Estimated useful life
Buildings and leasehold improvements	30 years or life of lease
Bridges/tunnels/culverts	20 – 50 years
Track property	5 – 50 years

Equipment:
Computer equipment	3 years
Locomotives and freight cars	5 – 30 years
Vehicles and mobile equipment	5 – 10 years
Signals and crossing equipment	10 – 30 years
Track equipment	5 – 10 years
Other equipment	3 – 20 years

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grants from Outside Parties

Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment review as of November 30th of each year and no impairment was recognized for the year ended December 31, 2009. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.

For indefinite-lived intangible assets, the impairment test compares the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

For goodwill, a two-step impairment model is used. The first step compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including the Company’s assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Second, if the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over its implied fair value.

Amortizable Intangible Assets

The Company is required to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as customer relationships or contracts, service agreements, track access agreements and proprietary software. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the customer relationship, the facility served, or the length of the contract or agreement including expected renewals.

Derailment and Property Damages, Personal Injuries and Third-Party Claims

The Company maintains insurance, with varying deductibles up to $0.5 million per incident for liability and generally up to $0.8 million per incident for property damage, for claims resulting from train derailments and other accidents related to its railroad and industrial switching operations. Accruals for Federal Employment Liability Act (FELA) claims by the Company’s railroad employees and third party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share

Common shares issuable under unexercised stock options calculated under the treasury stock method and weighted average Class B Common Shares outstanding are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options used to calculate weighted average share equivalents for diluted earnings per share as of December 31, 2009, 2008 and 2007, was as follows:

	2009	2008	2007
Options used to calculate weighted average share equivalents	2,295,543	2,022,904	2,276,851

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands, except per share amounts):

	2009	2008	2007
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$59,929	$72,732	$69,247
Income/(loss) from discontinued operations, net of tax	1,398	(501)	(14,072)

Net income	$61,327	$72,231	$55,175

Denominators:
Weighted average Class A common shares outstanding—Basic	36,146	31,922	34,625
Weighted average Class B common shares outstanding	2,561	3,885	3,975
Dilutive effect of employee stock grants	267	541	548

Weighted average shares—Diluted	38,974	36,348	39,148

Earnings per common share attributable to Genesee & Wyoming Inc.
common stockholders:
Basic:
Earnings per common share from continuing operations	$1.66	$2.28	$2.00
Income/(loss) per common share from discontinued operations	0.04	(0.02)	(0.41)

Earnings per common share	$1.70	$2.26	$1.59

Diluted:
Earnings per common share from continuing operations	$1.54	$2.00	$1.77
Income/(loss) per common share from discontinued operations	0.04	(0.01)	(0.36)

Earnings per common share	$1.57	$1.99	$1.41

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share, which included 600,000 shares issued as a result of the underwriters’ exercise of their over-allotment option. See Note 10, Common Stock, for additional information on the Company’s 2009 Stock Offering.

During the fourth quarter of 2008, 1,390,026 shares of the Company’s Class B common stock were converted into 1,390,026 shares of the Company’s Class A common stock in a planned sale in compliance with Securities Exchange Act Rule 10b5-1.

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

During the year ended December 31, 2007, the Company repurchased the following shares:

	Number of Shares Repurchased	Average Cost Per Share
December 31, 2007	6,538,500	$26.81

The aggregate cost of these shares is reflected as treasury stock in the Company’s consolidated balance sheet. As of December 31, 2007, the Company had fully exhausted all of its existing authorizations to repurchase shares.

The following total number of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the exercise prices for those stock options exceeded the average market price for the Company’s common stock for the respective period:

	2009	2008	2007
Anti-dilutive shares	1,596,871	241,804	977,756

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

Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to the Company’s employees through the Company’s Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Restricted stock units constitute a commitment to deliver stock at some future date as defined by the terms of the awards. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures compensation cost for stock awards at fair value and recognizes compensation over the service period for awards expected to vest. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model that require management judgment are the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on actual historical volatility and adjusted to reflect future expectations. The fair value of our restricted stock and restricted stock units is based on the closing price on the date of grant.

Fair Value of Financial Instruments

The Company applies the following three-level hierarchy of valuation inputs for measuring fair value:

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in accumulated other comprehensive income (loss). Cumulative translation adjustments are recognized in the consolidated statement of operations upon substantial or complete liquidation of the underlying investment in the foreign subsidiary.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties

Economic activity in the United States and throughout the world continues to experience the effects of the recent recession. Global markets have experienced significant volatility and disruption. Certain of the Company’s customers and suppliers have been directly affected by the economic downturn and are facing credit issues and have experienced cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. Given the asset intensive nature of the Company’s business, the economic downturn increases the risk of significant asset impairment charges. Continuation or further worsening of current macroeconomic and financial conditions could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2009 presentation. In order to improve comparability with other railroad companies, effective with the Company’s Statement of Operations for the year ended December 31, 2009, the Company’s operating expenses are presented using a natural classification. Previously, the Company’s operating expenses were presented on a functional basis. This revised presentation had no effect on previously reported total operating expenses, net income or earnings per share.

3. CHANGES IN OPERATIONS:

Canada

Huron Central Railway Inc.: In the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits totaling $3.6 million related to the Company’s subsidiary, Huron Central Railway Inc. (HCRY). The recession had caused HCRY’s traffic to decline substantially over the previous 12 months, to the point that the railroad was not economically viable to operate for the long term. At the request of the Company’s customers and the local government, effective August 15, 2009, HCRY entered into an agreement to continue to operate the line through August 14, 2010. This agreement resulted in no material changes to the previous accounting charges related to HCRY. However, the Company does not expect to make any significant cash payments related to these restructuring and related charges until the third quarter of 2010. The Company did not incur any additional restructuring charges related to HCRY in the third and fourth quarters of 2009.

United States

Ohio Central Railroad System: On October 1, 2008, the Company acquired 100% of the equity interests of Summit View, Inc., the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). In addition, the Company placed $7.5 million of contingent consideration into escrow at the acquisition date. This amount was paid to the seller due to the satisfaction of certain conditions and recorded as an additional cost of the acquisition in 2009. An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for final working capital, of which, $4.4 million was recorded as additional purchase price in 2008. The Company has included 100% of the value of OCR’s net assets in its consolidated balance sheet since October 1, 2008.

Georgia Southwestern Railroad, Inc.: On October 1, 2008, the Company acquired 100% of Georgia Southwestern, Inc. (Georgia Southwestern) for cash consideration of approximately $16.5 million (net of $0.4

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million cash acquired). An additional $0.2 million was paid to the seller in the fourth quarter of 2008 to reflect adjustments for final working capital. The Company has included 100% of the value of Georgia Southwestern’s net assets in its consolidated balance sheet since October 1, 2008.

CAGY Industries, Inc.: On May 30, 2008, the Company acquired 100% of CAGY Industries, Inc. (CAGY) for cash consideration of approximately $71.9 million (net of $17.2 million cash acquired). An additional $2.9 million of the purchase price was recorded in the second quarter of 2008 to reflect adjustments for final working capital. During the third quarter of 2008, the Company also paid to the seller contingent consideration of $15.1 million due to the satisfaction of certain conditions. In addition, the Company agreed to pay contingent consideration to the seller of up to $3.5 million upon satisfaction of certain conditions by May 30, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. The Company has included 100% of the value of CAGY’s net assets in its consolidated balance sheet since May 30, 2008. As a result of the unanticipated non-renewal of a lease acquired with the CAGY acquisition, the Company recorded a $0.7 million non-cash write-down of non-current assets in the third quarter of 2009.

Maryland Midland Railway, Inc.: On December 31, 2007, the Company acquired 87.4% of Maryland Midland for cash consideration of approximately $19.5 million (net of $7.5 million cash acquired). An additional $3.7 million was paid in 2008 to reflect adjustments for final working capital and direct costs. In 2009, the Company purchased the remaining 12.6% interest in Maryland Midland for $4.4 million.

Commonwealth Railway, Inc.: On August 25, 2006, the Company exercised an option to purchase 12.5 miles of previously leased rail line from Norfolk Southern Corporation (NS). In July 2007, we completed a $13.2 million improvement project (including $6.6 million in government grants) to meet the projected capacity needs of a customer’s new container terminal in Portsmouth, Virginia. On April 21, 2008, the Commonwealth Railway, Inc. closed on the purchase of 12.5 miles of the rail line from NS for $3.6 million. The $3.6 million purchase price was allocated as follows: land ($1.7 million) and track assets ($1.9 million).

Netherlands

Rotterdam Rail Feeding B.V.: On April 8, 2008, the Company acquired 100% of Rotterdam Rail Feeding B.V. (RRF) for cash consideration of approximately $22.6 million. An additional €0.8 million (or $1.0 million) of contingent consideration was accrued and recorded as additional cost of the acquisition due to the satisfaction of certain conditions at December 31, 2008, and was paid to the seller in the first quarter of 2009. In addition, the Company agreed to pay contingent consideration to the seller of €0.3 million (or $0.4 million at the December 31, 2009 exchange rate) upon the satisfaction of certain conditions by December 31, 2010, which will be recorded as additional cost of the acquisition in the event the contingency is satisfied. The Company has included 100% of the value of RRF’s net assets in its consolidated balance sheet since April 8, 2008.

South America

Ferroviaria Oriental S.A.: On September 29, 2009, in conjunction with its partner UniRail LLC (UniRail), the Company sold substantially all of its interests in Ferroviaria Oriental S.A. (Oriental), which is located in Eastern Bolivia. The Company recorded a net gain on the sale of its investment in Bolivia of $0.4 million in the third quarter of 2009. The Company’s portion of the sale proceeds totaled $3.9 million, against which it applied the remaining net book value of $3.4 million and direct costs of the sale of $0.1 million.

Purchase Price Allocation

The allocation of purchase price to the assets acquired and liabilities assumed for CAGY, RRF and Maryland Midland was finalized during 2008. The allocation of purchase price to the assets acquired and

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities assumed for OCR and Georgia Southwestern was finalized during the third quarter of 2009. The Company made the following adjustments to its initial allocation of purchase price for OCR based on the completion of its fair value analysis and $7.9 million of additional purchase price recorded in 2009 related to contingent consideration and working capital adjustments: $33.2 million decrease in property and equipment, $27.8 million increase in intangible assets, $7.8 million increase in goodwill, $4.7 million decrease in other long-term liabilities and a net decrease in all other net liabilities of $0.8 million. There were no material adjustments made to the initial allocation of purchase price for Georgia Southwestern in 2009.

The following table summarizes the final purchase price allocations for the OCR, Georgia Southwestern, CAGY, RRF and Maryland Midland acquisitions (dollars in thousands):

	OCR	Georgia Southwestern	CAGY	RRF	Maryland Midland
Purchase Price Allocations:
Cash	$2,757	$325	$17,242	$—	$9,510
Other current assets	6,906	835	5,075	2,660	—
Property and equipment	190,963	23,410	33,549	799	34,099
Intangible assets	60,329	—	74,240	5,345	—
Goodwill	67,026	5,415	25,191	18,188	8,144
Other assets	569	—	894	—	1

Total assets	328,550	29,985	156,191	26,992	51,754

Current liabilities	4,377	970	6,919	1,932	5,325
Long-term debt, including current portion	12,793	5,317	1,361	—	1,545
Deferred tax liabilities, net	83,247	6,643	40,377	1,483	13,397
Other long-term liabilities	300	—	345	—	19
Minority interest	—	—	—	—	814

Total liabilities	100,717	12,930	49,002	3,415	21,100

Net assets	$227,833	$17,055	$107,189	$23,577	$30,654

Intangible Assets:
Customer contracts and relationships				$4,874
Track access agreements	$60,329		$74,240
Proprietary software				$314
Non-Amortizable Intangible Assets:
Operating license				$157
Intangible Asset Amortizable Period:
Customer contracts and relationships				20 Years
Track access agreements	44 Years		43 Years
Proprietary software				2 Years

The deferred tax liabilities in the purchase price allocations were primarily driven by temporary differences between values assigned to non-current assets and the acquired tax basis in those assets. The amounts assigned to goodwill in the purchase price allocations will not be deductible for tax purposes.

Discontinued Operations

In August of 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis) for a net sale price of $2.2 million, including a

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposit of $0.5 million received in November 2008. Accordingly, the Company recorded a net gain of $2.2 million on the sale within discontinued operations. As of December 31, 2009, there were net assets of $0.3 million remaining on the Company’s balance sheet related to discontinued operations. The Company does not expect any material adverse financial impact from its remaining Mexican subsidiary, GW Servicios S.A. (Servicios). See Note 20, Discontinued Operations, for additional information regarding the Company’s discontinued operations.

Results from Continuing Operations

When comparing the Company’s results of continuing operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2008 and 2007, as if the CAGY and OCR acquisitions were consummated at the beginning of the year in 2008 and 2007, respectively. The following pro forma combined financial statements do not include adjustments for any potential operating efficiencies, cost savings from expected synergies, the impact of conforming to the Company’s accounting policies or the impact of derivative instruments that the Company may elect to use to mitigate interest rate risk with the incremental borrowings used to fund the acquisitions (dollars in thousands, except per share amounts):

	2008	2007
Operating revenues	$660,462	$585,658
Net income attributable to Genesee & Wyoming Inc.	$63,564	$55,649
Earnings per common share attributable to Genesee & Wyoming Inc. common shareholders:
Basic earnings per common share from continuing operations	$2.01	$2.01
Diluted earnings per common share from continuing operations	$1.76	$1.78

The unaudited pro forma operating results include the acquisitions of CAGY and OCR adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. CAGY’s results for the year ended December 31, 2008, reflected in these pro forma operating results, include $3.5 million, net of tax, of discretionary compensation to CAGY’s management that the Company does not believe would have continued as an ongoing expense but do not qualify for elimination under the treatment and presentation of pro forma financial results. OCR’s results for the year ended December 31, 2008, reflected in these pro forma operating results, include $5.3 million, net of tax, of discretionary bonuses to OCR’s prior management that the Company does not believe would have continued as an ongoing expense but do not qualify for elimination under the treatment and presentation of pro forma financial results.

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

Receivables consisted of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Accounts receivable—trade	$97,178	$114,631
Accounts receivable—grants	15,659	9,150

Total accounts receivable	112,837	123,781
Less: allowance for doubtful accounts	(2,906)	(2,907)

Accounts receivable, net	$109,931	$120,874

Activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 was as follows (dollars in thousands):

	2009	2008	2007
Balance, beginning of year	$2,907	$2,057	$2,907
Provisions	2,250	2,111	1,574
Discontinued operations	—	—	(924)
Charges	(2,251)	(1,261)	(1,500)

Balance, end of year	$2,906	$2,907	$2,057

The Company’s business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company’s operating results, financial condition and liquidity.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT AND LEASES:

Property and Equipment

Major classifications of property and equipment as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008
Property:
Land and land improvements	$129,252	$144,124
Buildings and leasehold improvements	35,833	37,837
Bridges/tunnels/culverts	160,689	143,839
Track property	709,965	668,671

Total property	1,035,739	994,471
Equipment:
Computer equipment	4,781	4,836
Locomotives and freight cars	146,746	121,314
Vehicles and mobile equipment	25,218	22,895
Signals and crossing equipment	17,465	15,393
Track equipment	9,212	7,969
Other equipment	12,424	12,729

Total equipment	215,846	185,136
Construction-in-process	21,772	20,948

Total property and equipment	1,273,357	1,200,555
Less: accumulated depreciation	(249,060)	(201,560)

Property and equipment, net	$1,024,297	$998,995

Construction-in-process as of December 31, 2009 and 2008, totaled $21.8 million and $20.9 million, respectively, and consisted primarily of costs associated with track and equipment upgrade projects. Depreciation expense for 2009, 2008 and 2007, totaled $41.3 million, $35.3 million and $28.2 million, respectively.

Leases

The Company enters into operating leases for freight cars, locomotives and other equipment. Related operating lease expense for the years ended December 31, 2009, 2008 and 2007 was approximately $12.6 million, $15.5 million and $17.7 million, respectively. The Company leases certain real property, which resulted in operating lease expense for the years ended December 31, 2009, 2008 and 2007, of approximately $4.6 million, $4.4 million and $4.0 million, respectively.

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

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease arrangements in 2009.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of future minimum lease payments under capital leases, non-cancelable operating leases and cancelable operating leases as of December 31, 2009 (dollars in thousands):

	Capital	Non-Cancelable Operating	Cancelable Operating	Total
2010	$19	$18,163	$133	$18,315
2011	20	15,019	—	15,039
2012	21	12,128	—	12,149
2013	21	9,054	—	9,075
2014	22	6,117	—	6,139
Thereafter	290	137,644	—	137,934

Total minimum payments	$393	$198,125	$133	$198,651

6. INTANGIBLE ASSETS, OTHER ASSETS, NET AND GOODWILL:

Intangible Assets

Intangible assets as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$8,214	$29,408	28 years
Customer contracts and relationships	59,298	10,263	49,035	27 years
Track access agreements	133,850	3,901	129,949	43 years
Proprietary software	286	248	38	2 years
Non-amortizable intangible assets:
Perpetual track access agreements	35,891	—	35,891	—
Operating license	143	—	143	—

Total intangible assets	$267,090	$22,626	$244,464	37 years

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$6,881	$30,741	28 years
Customer contracts and relationships	59,174	7,898	51,276	27 years
Track access agreements	106,730	1,509	105,221	44 years
Proprietary software	278	104	174	2 years
Non-amortizable intangible assets:
Perpetual track access agreements	35,891	—	35,891	—
Operating license	139	—	139	—

Total intangible assets	$239,834	$16,392	$223,442	36 years

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the purchase price allocation of RRF, the Company allocated $4.3 million to amortizable customer contracts and relationships and $0.3 million to amortizable proprietary software as of December 31, 2008. Based on the Company’s estimate of their expected economic life, these intangible assets are being amortized on a straight-line basis over a weighted average life of 19 years.

In the purchase price allocation of the CAGY acquisition, the Company allocated $74.2 million to amortizable track access agreements as of December 31, 2008. Based on the Company’s estimate of their expected economic life, these intangible assets are being amortized on a straight-line basis over a weighted average life of 43 years, which began on May 31, 2008. As a result of the unanticipated non-renewal of an acquired lease, the Company recorded $0.7 million non-cash write-down of the intangible asset which was recorded in net loss/(gain) on sale and impairment of assets.

In the final purchase price allocation of the OCR acquisition, the Company allocated $60.3 million to amortizable track access agreements. Based on the Company’s estimate of their expected economic life, these intangible assets are being amortized on a straight-line basis over a weighted average life of 44 years, which began on October 1, 2008.

The weighted average period before the next renewal or extension of the Company’s track access agreements acquired in the CAGY and OCR acquisitions was 29 years as of December 31, 2009. The Company expenses costs incurred to renew or extend the terms of its track access agreements.

The perpetual track access agreements on one of the Company’s railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment annually or in interim periods if events indicate possible impairment.

In 2009, 2008 and 2007, the aggregate amortization expense associated with intangible assets was approximately $6.8 million, $5.2 million and $3.6 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2009, will be as follows for the periods presented (dollars in thousands):

2010	$6,836
2011	6,797
2012	6,797
2013	6,702
2014	6,634
Thereafter	174,664

Total	$208,430

Other Assets

Other assets as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Other assets:
Deferred financing costs	$6,864	$2,350	$4,514	6 years
Other assets	6,190	6	6,184	—

Total other assets	$13,054	$2,356	$10,698

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Other assets:
Deferred financing costs	$6,829	$1,011	$5,818	6 years
Other assets	15,752	6	15,746	—

Total other assets	$22,581	$1,017	$21,564

Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt. In 2009, 2008 and 2007, the Company amortized $1.3 million, $1.0 million and $0.7 million of deferred financing costs annually as an adjustment to interest expense. The 2008 amortization amount includes a $0.1 million write-off of financing costs as a result of the October 1, 2008, refinancing of its senior credit facility.

As of December 31, 2009, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods represented (dollars in thousands):

2010	$1,272
2011	1,209
2012	1,083
2013	798
2014	107
Thereafter	45

Total	$4,514

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008
Goodwill:
Balance at beginning of period	$150,958	$39,352
Goodwill additions	8,541	115,424
Currency translation adjustment	1,709	(3,818)

Balance at end of period	$161,208	$150,958

In the purchase price allocations of the MMID, RRF and CAGY acquisitions, the Company allocated $8.1 million, $18.2 million and $25.2 million to goodwill as of December 31, 2008, respectively. In the preliminary purchase price allocations of the OCR and Georgia Southwestern acquisitions, the Company allocated $59.2 million and $4.7 million to goodwill as of December 31, 2008, respectively. During 2009, in the process of finalizing the allocations of purchase price for the OCR and Georgia Southwestern acquisitions, the Company allocated an additional $7.8 million and $0.7 million, respectively, to goodwill. These goodwill additions will not be deductible for tax purposes.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company tests its goodwill and other indefinite-lived intangibles for impairment annually or in interim periods if events indicate possible impairment.

7. LONG-TERM DEBT:

Long-term debt consisted of the following as of December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Senior credit facilities with variable interest rates (weighted average of 1.99% and 3.51% before impact of interest rate swaps at December 31, 2009 and 2008, respectively) due 2013	$242,676	$354,458
Series A senior notes with fixed interest rate of 4.85% due 2011	75,000	75,000
Series B senior notes with fixed interest rate of 5.36% due 2015	100,000	100,000
Series C senior notes with variable interest rate (0.98% and 4.22% at December 31, 2009 and 2008, respectively) due 2012	25,000	25,000
Other debt and capital leases with interest rates up to 6.00% and maturing at various dates up to 2024	6,758	6,807

Long-term debt	449,434	561,265
Less: current portion	27,818	26,034

Long-term debt, less current portion	$421,616	$535,231

Credit Facilities

On August 8, 2008, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Company closed the Credit Agreement on October 1, 2008, concurrent with the closing of the OCR and Georgia Southwestern acquisitions. The Credit Agreement expanded the size of its senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The credit facilities include a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($29.6 million at the December 31, 2009 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans. As of December 31, 2009, the Company’s $300.0 million revolving credit facility consisted of subsidiary letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. As of December 31, 2009, the revolving credit facility, United States term loan and Canadian term loan had interest rates of 1.98%, 1.98% and 2.05%, respectively. The proceeds under the Credit Agreement can be used for general corporate purposes, working capital, to refinance existing indebtedness, as well as capital expenditures, acquisitions and investments permitted under the Credit Agreement.

The Credit Agreement provides lending under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The base rate margin varies from 0.25% to 1.25% depending on leverage and the LIBOR margin varies from 1.25% to 2.25% depending on leverage. The Company’s margin through March 31, 2010, is 1.75%. The credit facilities and revolving loan are guaranteed by substantially all of the Company’s United States subsidiaries for the United States guaranteed obligations and by substantially all of its foreign subsidiaries for the foreign guaranteed obligations.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial covenants, which are measured on a trailing 12 month basis and calculated quarterly, are as follows:

a. Maximum leverage of 3.5 times, measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense).

b. Minimum interest coverage of 3.5 times, measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c. Capital expenditures: Restricted subsidiaries (which include the majority of the Company’s subsidiaries) will not make capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues limitation on capital expenditures may be increased under certain conditions.

The credit facilities contain a number of covenants restricting the Company’s ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless under permitted acquisitions, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The credit facilities allow the Company to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. The Company was in compliance with the provisions of the covenants of its Credit Agreement as of December 31, 2009.

Senior Notes

In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in August 2015. The Series C senior notes have a borrowing rate of three-month LIBOR plus 0.70% and are due in August 2012. As of December 31, 2009, the Series C senior notes had an interest rate of 0.98%.

In 2004, the Company completed a $75.0 million private placement of the Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in November 2011.

The senior notes are unsecured but are guaranteed by substantially all of the Company’s United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates. Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding 12 months divided by interest expense plus operating lease payments for the preceding 12 months). The Company was in compliance with the provisions of these covenants as of December 31, 2009.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule of Future Payments Including Capital Leases

The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2009 (dollars in thousands):

2010	$27,818
2011	102,505
2012	52,393
2013	162,163
2014	387
Thereafter	104,168

$449,434

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

The Company’s instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other assets, net, accrued expenses or other long-term liabilities. The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the periods it no longer qualifies as a hedge.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rates on a portion of its outstanding borrowings. The first swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amounts of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. This swap expires on September 30, 2013. The second swap had a notional amount of $100.0 million and required the Company to pay a fixed rate of 3.07% on the notional amount. In return, the Company received one-month LIBOR on the notional amounts of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. This swap expired on December 31, 2009. The fair value of these interest rate swap agreements was estimated based on Level 2 inputs. The Company’s effectiveness testing as of December 31, 2009, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into income. See Note 16, Comprehensive Income, for additional information regarding the Company’s cash flow hedges.

The following table presents the impact of derivative instruments and their location within the consolidated balance sheets at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swap agreements	Other long-term liabilities	$6,624	Other long-term liabilities	$12,885

Total derivative financial instruments		$6,624		$12,885

Foreign Currency Exchange Rate Risk

From time to time, the Company purchases options to manage foreign currency exchange rate risk related to certain projected cash flows related to foreign operations. Foreign currency exchange rate options are accounted for as cash flow hedges. As of December 31, 2009, the Company had no foreign currency exchange rate options.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

•	Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of December 31, 2009, the Company’s derivative financial

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments consisted solely of an interest rate swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Financial liabilities carried at fair value:
Interest rate swap agreements	$6,624	$12,885

Total financial liabilities carried at fair value	$6,624	$12,885

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$71,184	$75,000	$69,735
Series B senior notes	100,000	89,320	100,000	88,423
Series C senior notes	25,000	22,027	25,000	20,998
Revolving credit facility	—	—	89,000	76,653
United States term loan	216,000	196,281	240,000	212,385
Canadian term loan	26,676	21,530	25,458	22,529
Other debt	6,758	6,112	6,807	6,807

Total	$449,434	$406,454	$561,265	$497,530

10. COMMON STOCK:

The authorized capital stock of the Company consists of two classes of common stock designated as Class A common stock and Class B common stock. The holders of Class A common stock and Class B common stock are entitled to one vote and 10 votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder. In addition, pursuant to the Class B Stockholders’ Agreement dated as of May 20, 1996, certain transfers of the Class B common stock, including transfers to persons other than our executive officers, will result in automatic conversion of Class B common stock into shares of Class A common stock. Holders of Class A common stock and Class B common stock shall have identical rights in the event of liquidation.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends declared by the Company’s Board of Directors are payable on the outstanding shares of Class A common stock or both Class A common stock and Class B common stock, as determined by the Board of Directors. If the Board of Directors declares a dividend on both classes of stock, then the holder of each share of Class A common stock is entitled to receive a dividend that is 10% more than the dividend declared on each share of Class B common stock. Stock dividends declared can only be paid in shares of Class A common stock. The Company currently intends to retain all earnings to support its operations and future growth and, therefore, does not anticipate the declaration or payment of cash dividends on the common stock in the foreseeable future.

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share, which included 600,000 shares issued as a result of the underwriters’ exercise of their over-allotment option. The Company received net proceeds of $106.6 million from the sale of its Class A common stock. The Company used a portion of the proceeds along with cash on hand to repay $108.0 million of its revolving credit facility, which represented the entire balance then outstanding. The Company intends to use its cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

During the fourth quarter of 2008, 1,390,026 shares of the Company’s Class B common stock were converted into 1,390,026 shares of the Company’s Class A common stock as a result of a planned sale by a Company executive officer in compliance with Securities Exchange Act Rule 10b5-1.

11. EMPLOYEE BENEFIT PROGRAMS:

Employee Bonus Programs

The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $7.8 million, $8.2 million and $8.2 million were awarded under the various performance-based bonus plans in 2009, 2008 and 2007, respectively.

Defined Contribution Plans

Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a before-tax basis. The Company’s contributions to the plan in 2009, 2008 and 2007, were approximately $1.6 million, $1.5 million and $1.2 million, respectively.

The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of $1,672 per year for transportation employees and $1,584 for all other employees. Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 3% of gross salary. Company contributions to the plans in 2009, 2008 and 2007, were approximately $0.3 million, $0.4 million and $0.4 million, respectively.

The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $1.8 million, $1.7 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2007, the Company froze the pension benefits of the remaining eligible employees (Frozen Participants). As a result, new employees will not be eligible to participate in the plan. Future earnings of the Frozen Participants will not be considered in the computation of benefits. As of December 31, 2009, the total recognized in the Company’s consolidated balance sheet for these plans consisted of a $1.1 million pension liability and ($0.9) million in accumulated other comprehensive income (loss).

The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s United States subsidiaries. As of December 31, 2009, 26 employees were participating and 10 current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service are met. The Company funds the plan on a pay-as-you-go basis. As of December 31, 2009, the total recognized in the Company’s consolidated balance sheet for this plan consisted of a $3.3 million postretirement benefit liability and $0.6 million in accumulated other comprehensive income (loss).

12. INCOME TAXES:

The components of income from continuing operations before taxes for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	2009	2008	2007
United States	$65,041	$72,737	$67,627
Foreign	10,950	25,147	23,168

Total	$75,991	$97,884	$90,795

The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2009, was $91.3 million.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes on continuing operations for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	2009	2008	2007
United States:
Current
Federal	$2,526	$5,010	$5,524
State	2,724	2,588	1,455
Deferred
Federal	6,764	6,630	6,045
State	2,077	868	2,151

	14,091	15,096	15,175
Foreign:
Current	3,947	3,361	6,051
Deferred	(2,122)	6,452	322

	1,825	9,813	6,373

Total	$15,916	$24,909	$21,548

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of acquisitions/divestitures	0.0%	(3.1%)	(4.1%)
Effect of foreign operations	(2.6%)	1.0%	(1.9%)
State income taxes, net of federal income tax benefit	4.2%	3.4%	2.2%
Benefit of track maintenance credit	(15.0%)	(12.0%)	(8.6%)
Other, net	(0.7%)	1.1%	1.1%

Effective income tax rate	20.9%	25.4%	23.7%

The tax benefits totaling $3.6 million related to the restructuring of HCRY are included within the effect of foreign operations for the year ended December 31, 2009.

The track maintenance credit represents 50% of qualified spending during each year, subject to limitation based upon the number of track miles owned or leased at the end of the year, inclusive of those miles acquired during the year. Historically, the Company has incurred sufficient spending to meet the limitation. The track maintenance credit expired on December 31, 2009.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Accruals and reserves not deducted for tax purposes until paid	$5,448	$4,652
Net operating loss carryforwards	1,642	2,288
Capital loss carryforwards	8,007	9,204
Interest rate swaps	2,401	4,671
Nonshareholder contributions	1,134	1,575
Deferred compensation	1,602	1,782
Postretirement benefits	961	1,174
Share-based compensation	3,302	3,345
Foreign tax credit	1,964	—
Track maintenance credit	37,327	34,325
Other	1,915	1,386

	65,703	64,402
Valuation allowance	(9,605)	(10,199)
Deferred tax liabilities:
Property basis difference	(281,259)	(269,858)
Other	(2,451)	(1,415)

Net deferred tax liabilities	$(227,612)	$(217,070)

In the accompanying consolidated balance sheets, these deferred benefits and deferred obligations are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred tax assets related to tax credit and loss carryforwards, are classified according to the expected reversal date of the temporary difference as of the end of the year.

The Company utilized $2.8 million and generated $0.9 million of state net operating loss carryforwards from its United States operations during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $32.4 million. It is anticipated that the Company will be able to fully utilize these remaining losses prior to expiration. These state net operating losses exist in different states and expire between 2022 and 2028.

As of December 31, 2009, the Company had United States. capital loss carryforwards of $22.9 million. These losses will expire between 2012 and 2015. Based on the Company’s assessment that it is more likely than not these losses will not be realized, these capital loss carryforwards are offset by a full valuation allowance.

As of December 31, 2009 and 2008, the Company had track maintenance credit carryforwards of $37.3 million and $34.3 million, respectively. These tax credit carryforwards will expire between 2027 and 2029.

In 2009, the Company recorded a valuation allowance of $0.2 million against a capital loss carryforward of $0.5 million which resulted from the sale of its interest in Bolivia. Also in 2009, the Company recorded a reduction of $0.8 million in the valuation allowance associated with deferred tax assets primarily related to Canadian losses recorded in prior years. The reduction is based on the Company’s identification of a tax planning strategy that it considered in connection with its ongoing assessment of the realizability of future benefits.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, the Company recorded valuation allowances of $1.2 million and $0.9 million in Australia and Canada, respectively, as a result of its assessment that it was more likely than not the underlying tax benefits would not be realized.

In 2007, the Company recorded a valuation allowance of $8.1 million, which offsets a United States capital loss carryforward realized in connection with the liquidation of the Company’s Mexican operations. The valuation allowance was established due to the uncertainty of realizing future capital gains. The capital loss carryforward will expire in 2012.

A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions is as follows (dollars in thousands):

	2009	2008	2007
Balance at beginning of year	$2,921	$817	$1,030
Increase for tax positions related to prior years	—	2,560	—
Increase for tax positions related to the current year	—	64	—
Settlements and lapse of statutes of limitations	(2,745)	(143)	(85)
Reductions for tax positions of prior years	(30)	(377)	(128)

Balance at end of year	$146	$2,921	$817

At December 31, 2009, the Company’s liability for uncertain tax positions was $0.1 million, which would reduce its effective tax rate if recognized. The Company anticipates the liability for uncertain tax positions will decrease by $0.1 million over the next 12 months.

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. During the year ended December 31, 2009, the Company reduced its accrual for interest and penalties by $1.1 million as a result of settlements and the lapse of statutes of limitations. During the year ended December 31, 2008, the Company recognized an expense of $0.9 million for interest and penalties. As of December 31, 2009 and 2008, the Company had less than $0.1 million and $1.1 million, respectively, of accrued interest related to such uncertain tax positions.

As of December 31, 2009, the following tax years remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries are subject:

Jurisdiction	Open Tax Years
United States	2006 – 2009
Australia	2007 – 2009
Canada	2005 – 2009
Mexico	2004 – 2009
Netherlands	2008 – 2009

13. GRANTS FROM OUTSIDE PARTIES:

The Company periodically receives grants for the upgrade and construction of rail lines from federal, state and local agencies and other outside parties (e.g., customers) in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received cash proceeds of $24.6 million, $28.6 million and $34.3 million in 2009, 2008 and 2007, respectively, from such grant programs.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2009, 2008 and 2007, the Company recorded offsets to depreciation expense from grant amortization of $4.3 million, $3.6 million and $2.6 million, respectively.

14. COMMITMENTS AND CONTINGENCIES:

From time to time the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there is the possibility of a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

15. STOCK-BASED COMPENSATION PLANS:

The Omnibus Plan allows for the issuance of up to 3,687,500 Class A common shares for awards, which include stock options, restricted stock, and restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Plan’s purpose. Stock-based awards generally have 5-year contractual terms. Any shares of common stock available for issuance under the predecessor plans (Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors) as of May 12, 2004, plus any shares which expire, are terminated or cancelled, are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2009, there remained 1,379,628 Class A shares available for future issuance under the Omnibus Plan.

A summary of option activity under the Omnibus Plan as of December 31, 2009, and changes during the year then ended is presented below:

	Shares	Wtd. Avg. Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	2,022,904	$28.52
Granted	576,414	27.31
Exercised	(262,631)	16.44
Expired	(16,400)	31.59
Forfeited	(24,744)	33.31

Outstanding at end of year	2,295,543	29.52	2.6 Years	$9,490

Vested or expected to vest at end of year	2,271,528	29.52	2.6 Years	$9,394

Exercisable at end of year	1,327,463	28.43	1.7 Years	$6,356

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of options granted during the years ended 2009, 2008 and 2007, was $8.63, $11.10 and $8.62, respectively. The weighted average fair value of options vested during the years ended December 31, 2009, 2008 and 2007, was $9.38, $7.43 and $6.14, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $3.7 million, $14.5 million and $4.6 million, respectively.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. There are six input variables to the Black-Scholes model: stock price, strike price, volatility, term, risk-free interest rate and dividend yield. Both the stock price and strike price inputs are typically the closing stock price on the date of grant. The assumption for expected future volatility is based on an analysis of historical volatility of the Company’s Class A common stock and adjusted to reflect future expectations. The expected term of options is derived from the vesting period of the award, as well as historical exercise data, and represents the period of time that options granted are expected to be outstanding. The expected risk-free rate is calculated using the United States Treasury yield curve over the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of not paying cash dividends on its common stock. The Company uses historical data, as well as management’s current expectations, to estimate forfeitures.

The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, using the Black-Scholes option pricing model:

	2009	2008	2007
Risk-free interest rate	1.62%	2.52%	4.82%
Expected dividend yield	0%	0%	0%
Expected term (in years)	3.60	3.40	3.30
Expected volatility	40%	35%	28%

A summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair value
Non-vested at beginning of year	818,995	$9.77
Granted	576,414	8.63
Vested	(402,585)	9.38
Forfeited	(24,744)	9.43

Non-vested at end of year	968,080	$9.26

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant. The following table summarizes the Company’s restricted stock and restricted stock units as of December 31, 2009, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	104,279	$34.86
Granted	73,286	27.42
Vested	(61,936)	33.68
Forfeited	(1,308)	34.40

Non-vested at end of year	114,321	$30.74

The weighted average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2009, 2008 and 2007, was $27.42, $39.14 and $32.07, respectively. The weighted average fair value of restricted stock and restricted stock units vested during the years ended December 31, 2009, 2008 and 2007, was $33.68, $26.77 and $22.81, respectively. The total intrinsic value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007, was $1.8 million, $2.5 million and $1.8 million, respectively.

For the year ended December 31, 2009, compensation cost from equity awards was $6.5 million. The total compensation cost related to non-vested awards not yet recognized was $8.0 million as of December 31, 2009, which will be recognized over the next three years with a weighted average period of 1.2 years. The total income tax benefit recognized in the consolidated income statement for equity awards was $2.2 million for the year ended December 31, 2009.

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

The total tax benefit realized from the exercise of equity awards was $2.6 million, $3.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At December 31, 2009, 134,112 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in each of the years ended December 31, 2009, 2008 and 2007.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income, net of tax, for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Net income	$61,473	$72,474	$55,175
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29,378	(31,091)	15,178
Impairment of Mexico investment (recognized loss from cumulative foreign currency translation)	—	—	5,426
Net unrealized income (loss) on qualifying cash flow hedges, net of tax provision (benefit) of $2,270, ($4,671) and $19, respectively	3,991	(8,214)	43
Changes in pension and other postretirement benefit, net of tax provision (benefit) of $84, ($221) and $ 324, respectively	147	(388)	602

Comprehensive income	94,989	32,781	76,424
Comprehensive income attributable to the noncontrolling interest	(146)	(243)	—

Comprehensive income attributable to Genesee & Wyoming Inc.	$94,843	$32,538	$76,424

The following table sets forth accumulated other comprehensive income (loss), net of tax, included in the consolidated balance sheets as of December 31, 2009 and 2008, respectively (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2008	$(5,350)	$(469)	$(8,214)	$(14,033)
Current period change	29,378	147	3,991	33,516

Balances, December 31, 2009	$24,028	$(322)	$(4,223)	$19,483

The change in the foreign currency translation adjustment for the year ended December 31, 2009, related to the Company’s operations with a functional currency in Australian dollars, Canadian dollars and Euros.

17. SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Taxes Paid

The following table sets forth the cash paid for interest and taxes for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Interest paid, net	$26,812	$20,680	$15,142
Income taxes	$9,161	$11,256	$104,491

Income taxes paid in 2007 included Australian taxes for the 2006 sale of the Company’s investment in the Australian Railroad Group Pty Ltd (ARG) totaling $95.6 million.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Non-Cash Investing Activities

The Company had outstanding receivables from outside parties for the funding of capital expenditures of $15.7 million and $9.2 million as of December 31, 2009 and 2008, respectively. At December 31, 2009, approximately $9.9 million of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.

18. GEOGRAPHIC AREA INFORMATION:

The Company has various operating regions that manage its various railroad lines. However, each region has similar characteristics so they have been aggregated into one reportable segment. The Company attributed revenues by geographic area based upon the location of the subsidiary earning the revenues. Long-lived assets include property and equipment. These assets were attributed to countries based on physical location.

Operating revenues for each geographic area for the years ended December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$403,239	74.0%	$422,883	70.2%	$364,413	70.6%
Australia	93,420	17.1%	114,161	19.0%	93,287	18.1%
Canada	38,061	7.0%	54,835	9.1%	58,467	11.3%
Netherlands	10,146	1.9%	10,105	1.7%	—	0.0%

Total operating revenues	$544,866	100.0%	$601,984	100.0%	$516,167	100.0%

Long-lived assets for each geographic area as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009		2008
	Amount	% of Total	Amount	% of Total
Long-lived assets located in:
United States	$850,786	83.1%	$859,490	86.0%
Australia	83,441	8.1%	61,505	6.2%
Canada	80,167	7.8%	72,790	7.3%
Netherlands	9,903	1.0%	5,210	0.5%

Total long-lived assets	$1,024,297	100.0%	$998,995	100.0%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. QUARTERLY FINANCIAL DATA (unaudited):

Quarterly Results

(dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Operating revenues	$138,458	$130,055	$136,446	$139,907
Income from operations	26,100	14,640	31,115	27,467
Income from continuing operations, net of tax	13,981	8,118	19,722	18,254
(Loss)/income from discontinued operations, net of tax	(33)	(636)	2,017	50
Net income	13,948	7,482	21,739	18,304
Net income attributable to noncontrolling interest	1	67	78	—
Net income attributable to Genesee & Wyoming Inc.	13,947	7,415	21,661	18,304
Diluted earnings per common share from continuing operations	$0.38	$0.22	$0.48	$0.44
Diluted (loss)/income per common share from discontinued operations	—	(0.02)	0.05	—

Diluted earnings per common share	$0.38	$0.20	$0.53	$0.44

2008
Operating revenues	$140,681	$152,715	$159,432	$149,156
Income from operations	21,306	29,675	34,566	30,384
Income from continuing operations, net of tax	11,261	16,186	20,128	25,400
(Loss)/income from discontinued operations, net of tax	(839)	(735)	1,087	(14)
Net income	10,422	15,451	21,215	25,386
Net income attributable to noncontrolling interest	25	60	61	97
Net income attributable to Genesee & Wyoming Inc.	10,397	15,391	21,154	25,289
Diluted earnings per common share from continuing operations	$0.31	$0.44	$0.55	$0.70
Diluted (loss)/income per common share from discontinued operations	(0.02)	(0.02)	0.03	—

Diluted earnings per common share	$0.29	$0.42	$0.58	$0.70

The quarters shown were affected by the items below:

The track maintenance credit, which had been in existence from 2005 through 2007, expired on December 31, 2007. On October 3, 2008, the credit was extended through December 31, 2009, and was retroactive to January 1, 2008. As the credit was extended during the fourth quarter of 2008, the entire annual benefit of the credit was recorded in the fourth quarter of 2008. Accordingly, the first, second and third quarters of 2008 did not include any benefit from the credit. In 2009, each quarter contains a representative portion of the annual impact of the credit. As described in Note 12, Income Taxes, on an annualized basis, the track maintenance credit reduced the Company’s effective income tax rate by 15.0% and 12.0% in the years ended December 31, 2009 and 2008, respectively.

The second quarter of 2009 included: (i) $5.4 million after-tax non-cash write-down of HCRY’s non-current assets and restructuring related charges, (ii) $1.2 million after-tax gains on the sale of assets, (iii) $0.9 million after-tax legal expenses associated with the resolution of an arbitration proceeding and (iv) $0.3 million after-tax gain on insurance recovery.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The third quarter of 2009 included: (i) $2.4 million after-tax gain on the sale of the Mexican operations, (ii) $1.7 million after-tax gains on insurance recoveries related to prior year events, (iii) $0.4 million after-tax gain on the sale of investment in Bolivia, (iv) $0.4 million after-tax gain on the sale of assets and (v) $0.4 million after-tax write-down of non-current assets as a result of the unanticipated non-renewal of an acquired lease.

The fourth quarter of 2009 included: (i) $0.5 million after-tax gains on the sale of assets and (ii) $1.0 million of tax benefit as a result of applying the Company’s full year effective income tax rate to results for the first nine months of 2009.

The first quarter of 2008 included: (i) $1.8 million after-tax loss as a result of severe winter weather in Canada and Illinois, (ii) $0.6 million after-tax impact from acquisition-related expenses and (iii) $0.5 million after-tax charge for a legal settlement of a claim from the 1990s.

The second quarter of 2008 included: (i) $1.3 million after-tax gains from the sale of assets and (ii) $0.3 million after-tax gain from an insurance recovery.

The third quarter of 2008 included: (i) $0.8 million after-tax gains from the sale of assets and (ii) $0.5 million net tax benefit associated with the filing of the Company’s 2007 United States federal income tax return.

The fourth quarter of 2008 included: (i) $2.7 million after-tax gains from the sale of assets, (ii) $1.3 million after-tax charge from acquisition-related expenses, (iii) $4.8 million of tax benefit related to the impact of acquisitions on the Company’s consolidated deferred tax position and (iv) $2.0 million of deferred tax valuation allowances in Canada and Australia.

20. DISCONTINUED OPERATIONS:

In October 2005, the Company’s wholly owned subsidiary, FCCM, was struck by Hurricane Stan and sustained significant damage. During the third quarter of 2007, FCCM ceased its operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The Secretaria de Communicaciones y Transportes (SCT) contested FCCM’s resignation of its 30-year concession from the Mexican government and seized substantially all of FCCM’s operating assets in response to the resignation.

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

The Company’s Mexican operations described above are presented as discontinued operations and its results of operations are, therefore, excluded from continuing operations. The Company’s financial position of FCCM and Servicios were not material as of December 31, 2009 and 2008. The Company does not expect any material adverse financial impact from its remaining Mexican subsidiary, Servicios.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2009, 2008 and 2007, were as follows (dollars in thousands):

	2009	2008	2007
Operating revenues	$—	$—	$14,621

Income/(loss) from discontinued operations before income taxes	1,149	(1,638)	(25,406)
Tax benefit	(249)	(1,137)	(11,334)

Income/(loss) from discontinued operations, net of tax	$1,398	$(501)	$(14,072)

Income from discontinued operations for the year ended December 31, 2009, included a $2.2 million gain as a result of the sale of FCCM to Viablis, partially offset by $0.8 million of expenses related to shutting down the Mexican operations.

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

As a result of ceasing its Mexican rail operations and initiating formal liquidation proceedings during 2007, the Company recorded a pre-tax loss in the year ended December 31, 2007, of $25.4 million, including non-cash charges of $15.0 million. The non-cash charges included $8.9 million related to the write-down of FCCM’s operating assets and a $5.5 million loss from the cumulative foreign currency translation into United States dollars of the original investment in Mexico and FCCM’s reported earnings since 1999. The Company also recorded $5.8 million of restructuring and other related charges within loss from discontinued operations. These restructuring and other related charges consisted of $1.2 million related to early lease termination fees, $3.2 million for severance and termination benefits, and $1.4 million of other expenses directly related to the liquidation. These charges were partially offset by a United States tax benefit of $11.3 million, primarily related to deductions to be claimed in the Company’s consolidated income tax return in the United States. As of December 31, 2009, $7.8 million of the related deferred tax benefit was subject to a full valuation allowance.

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The Codification became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which broadens the definition of a variable interest entity and requires ongoing reassessment of whether an entity is the primary beneficiary of a variable interest entity. This guidance will become effective for the Company on January 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, which requires additional disclosures for transfers of financial assets and changes the requirements for derecognizing financial assets. The guidance is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the adoption of this guidance on its consolidated financial statements.

22. SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through the date these financial statements were issued, for items that should potentially be recognized or disclosed in these financial statements.