Form 10-Q
period 2010-03-31
GENESEE & WYOMING INC
filed 2010-05-05
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒   NO

Shares of common stock outstanding as of the close of business on April 30, 2010:

Class	Number of Shares Outstanding
Class A Common Stock	38,747,748
Class B Common Stock	2,493,540

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 and DECEMBER 31, 2009

(in thousands, except share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,448	$105,707
Accounts receivable, net	108,269	109,931
Materials and supplies	8,918	8,939
Prepaid expenses and other	14,697	13,223
Deferred income tax assets, net	15,162	15,161
Current assets of discontinued operations	265	282

Total current assets	280,759	253,243

PROPERTY AND EQUIPMENT, net	1,022,857	1,024,297
GOODWILL	160,611	161,208
INTANGIBLE ASSETS, net	242,488	244,464
DEFERRED INCOME TAX ASSETS, net	3,053	3,122
OTHER ASSETS, net	10,855	10,698

Total assets	$1,720,623	$1,697,032

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,954	$27,818
Accounts payable	103,042	104,813
Accrued expenses	40,226	38,181
Deferred income tax liabilities, net	656	971
Current liabilities of discontinued operations	13	11

Total current liabilities	171,891	171,794

LONG-TERM DEBT, less current portion	415,728	421,616
DEFERRED INCOME TAX LIABILITIES, net	249,003	244,924
DEFERRED ITEMS - grants from outside parties	146,616	146,345
OTHER LONG-TERM LIABILITIES	25,354	23,476
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 51,164,834 and 50,876,873 shares issued and 38,739,590 and 38,466,567 shares outstanding (net of 12,425,244 and 12,410,306 shares in treasury) on March 31, 2010 and December 31, 2009, respectively	512	509
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,493,540 and 2,558,790 shares issued and outstanding on March 31, 2010 and December 31, 2009, respectively	25	26
Additional paid-in capital	336,572	330,710
Retained earnings	556,885	540,925
Accumulated other comprehensive income	21,304	19,483
Treasury stock, at cost	(203,267)	(202,776)

Total equity	712,031	688,877

Total liabilities and equity	$1,720,623	$1,697,032

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING REVENUES	$145,579	$138,458

OPERATING EXPENSES:
Labor and benefits	50,188	49,998
Equipment rents	7,649	7,890
Purchased services	10,397	9,311
Depreciation and amortization	12,448	11,506
Diesel fuel	11,037	8,993
Diesel fuel sold to third parties	3,793	3,389
Casualties and insurance	3,904	3,584
Materials	5,477	5,603
Net gain on sale of assets	(449)	(239)
Other operating expenses	11,029	12,323

Total operating expenses	115,473	112,358

INCOME FROM OPERATIONS	30,106	26,100
Interest income	423	182
Interest expense	(5,362)	(7,180)
Other income, net	450	42

Income from continuing operations before income taxes	25,617	19,144
Provision for income taxes	9,641	5,163

Income from continuing operations, net of tax	15,976	13,981
Loss from discontinued operations, net of tax	(16)	(33)

Net income	15,960	13,948
Less: Net income attributable to noncontrolling interest	—	(1)

Net income attributable to Genesee & Wyoming Inc.	$15,960	$13,947

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.41	$0.42
Basic loss per common share from discontinued operations	—	—

Basic earnings per common share	$0.41	$0.42

Weighted average shares—Basic	38,569	33,467

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$0.39	$0.38
Basic loss per common share from discontinued operations	—	—

Diluted earnings per common share	$0.39	$0.38

Weighted average shares—Diluted	41,418	36,370

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

(dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,960	$13,948
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	16	33
Depreciation and amortization	12,448	11,506
Compensation cost related to equity awards	2,074	1,564
Excess tax benefit from share-based compensation	(673)	(10)
Deferred income taxes	4,357	2,240
Net gain on sale of assets	(449)	(239)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	(5,988)	5,253
Materials and supplies	155	368
Prepaid expenses and other	(1,387)	175
Accounts payable and accrued expenses	6,402	(9,264)
Other assets and liabilities, net	722	(42)

Net cash provided by operating activities from continuing operations	33,637	25,532
Net cash used in operating activities from discontinued operations	(23)	(411)

Net cash provided by operating activities	33,614	25,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,328)	(20,701)
Grant proceeds from outside parties	10,100	3,771
Cash paid for acquisitions, net of cash acquired	—	(5,780)
Proceeds from sale of investment in South America	208	—
Proceeds from disposition of property and equipment	768	3,631

Net cash used in investing activities from continuing operations	(3,252)	(19,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(6,820)	(76,671)
Proceeds from issuance of long-term debt	—	69,000
Proceeds from employee stock purchases	3,096	660
Treasury stock purchases	(491)	—
Excess tax benefit from share-based compensation	673	10

Net cash used in financing activities	(3,542)	(7,001)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	895	242

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	26	158

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	27,741	(559)
CASH AND CASH EQUIVALENTS, beginning of period	105,707	31,693

CASH AND CASH EQUIVALENTS, end of period	$133,448	$31,134

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2010 and 2009, are presented on a basis consistent with the audited financial statements (except as described below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2009 was derived from the audited financial statements in the Company’s 2009 Annual Report on Form 10-K (except as described below) but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

In order to improve comparability of the Company’s results with those of other railroad companies, effective with the Company’s Consolidated Statement of Operations for the year ended December 31, 2009, the Company’s operating expenses are presented using a natural classification. Previously, the Company’s operating expenses were presented on a functional basis. The Company’s operating expenses in its Consolidated Statement of Operations for the three months ended March 31, 2009, are presented using a natural classification to conform to this new presentation. This revised presentation had no effect on previously reported total operating expenses, net income or earnings per share.

2. CHANGES IN OPERATIONS:

Canada

Huron Central Railway Inc.: In the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with the Company’s subsidiary, Huron Central Railway Inc. (HCRY), reflecting a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits totaling $3.6 million. However, as HCRY has agreed to operate the line through August 14, 2010, the Company does not expect to make any significant cash payments related to these restructuring and related charges until the third quarter of 2010. The Company did not incur any additional restructuring charges related to HCRY in the first quarter of 2010.

Discontinued Operations

In August of 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. to Viablis, S.A. de C.V. As of March 31, 2010, there were net assets of $0.3 million remaining on the Company’s balance sheet related to discontinued operations in Mexico. The results of operations and cash flows of the Company’s remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material for the three months ended March 31, 2010 and 2009. The Company does not expect any material future adverse financial impact from our remaining Mexican subsidiary.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Results of Continuing Operations

When comparing the Company’s results of continuing operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, changes in foreign currency exchange rates, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads transport commodities that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, the Company also transports other commodities that are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$15,976	$13,980
Loss from discontinued operations, net of tax	(16)	(33)

Net income	$15,960	$13,947

Denominators:
Weighted average Class A common shares outstanding - Basic	38,569	33,467
Weighted average Class B common shares outstanding	2,522	2,575
Dilutive effect of employee stock grants	327	328

Weighted average shares - Diluted	41,418	36,370

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$0.41	$0.42
Loss per common share from discontinued operations	—	—

Earnings per common share	$0.41	$0.42

Diluted:
Earnings per common share from continuing operations	$0.39	$0.38
Loss per common share from discontinued operations	—	—

Earnings per common share	$0.39	$0.38

For the three months ended March 31, 2010 and 2009, a total of 1,088,893 and 1,488,187 shares, respectively, of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method, were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive, because the value upon assumed exercise of those stock options exceeded the average market price for the Company’s common stock for the respective period.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Accounts receivable - trade	$103,638	$98,036
Accounts receivable - grants	8,492	15,659

Total accounts receivable	112,130	113,695
Less: allowance for doubtful accounts	(3,861)	(3,764)

Accounts receivable, net	$108,269	$109,931

5. DERIVATIVE FINANCIAL INSTRUMENTS:

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

The Company’s derivatives are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, net, accrued expenses or other long-term liabilities. The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At hedge inception and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income, based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.

On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. This swap expires on September 30, 2013. In return, the Company receives one-month LIBOR on the notional amounts of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. The fair value of this interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of March 31, 2010, did not result in the reclassification of any gain or loss from accumulated other comprehensive income into income.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the impact of the derivative instrument and its location within the unaudited consolidated balance sheets (dollars in thousands):

	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument:
Interest rate swap agreement	Other long-term liabilities	$7,815	Other long-term liabilities	$6,624

Total derivative financial instrument		$7,815		$6,624

6. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company applies the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of March 31, 2010, the Company’s derivative financial instruments consisted solely of an interest rate swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.

The following table presents the Company’s financial instrument that is carried at fair value using Level 2 inputs (dollars in thousands):

	March 31, 2010	December 31, 2009
Financial liabilities carried at fair value:
Interest rate swap agreement	$7,815	$6,624

Total financial liabilities carried at fair value	$7,815	$6,624

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$71,633	$75,000	$71,184
Series B senior notes	100,000	89,682	100,000	89,320
Series C senior notes	25,000	22,058	25,000	22,027
United States term loan	210,000	187,204	216,000	196,281
Canadian term loan	26,847	23,933	26,676	21,530
Other debt	6,835	6,173	6,758	6,112

Total	$443,682	$400,683	$449,434	$406,454

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended March 31, 2010, was 37.6% compared with 27.0% in the three months ended March 31, 2009. The increase in 2010 was primarily attributable to the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on December 31, 2009.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009. The Short Line Tax Credit represented 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, the Company incurred sufficient spending to meet the limitation.

8. COMMITMENTS AND CONTINGENCIES:

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$15,960	$13,948
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,341	(2,571)
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax benefit/(provision) of $432 and ($280), respectively	(759)	492
Changes in pension and other postretirement benefits, net of tax provisions of $136 and $8, respectively	239	14

Comprehensive income	17,781	11,883
Comprehensive income attributable to noncontrolling interest	—	(1)

Comprehensive income attributable to Genesee & Wyoming Inc.	$17,781	$11,882

The following table sets forth accumulated other comprehensive income, net of tax, included in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$24,028	$(322)	$(4,223)	$19,483
Current period change	2,341	239	(759)	1,821

Balance, March 31, 2010	$26,369	$(83)	$(4,982)	$21,304

The change in the foreign currency translation adjustment for the three months ended March 31, 2010, related to the Company’s operations with a functional currency in Australian and Canadian dollars and the Euro.

10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

As of March 31, 2010 and 2009, the Company had outstanding grant receivables from outside parties for capital expenditures of $8.5 million and $7.4 million, respectively. As of March 31, 2010 and 2009, the Company also had approximately $4.0 million and $4.5 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

11. RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance was effective for the Company as of January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

Certain provisions of ASU 2010-06 are effective for interim and annual periods beginning after December 15, 2010, and require all purchases, sales, issuances and settlements of financial instruments to be valued using significant unobservable inputs (Level 3) to be presented as separate line items in the reconciliation for fair value measurements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2009 Annual Report on Form 10-K.

Forward-Looking Statements

This report and other documents referred to in this report may contain forward-looking statements based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; difficulties associated with customers, competition, connecting carriers, employees and partners; derailments; adverse weather conditions; unpredictability of fuel costs; changes in environmental and other laws and regulations to which we are subject; general economic and business conditions; and additional risks associated with our foreign operations. Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, in addition to those set forth in this Item 2 and Part II, Item 1A, if any, those noted in our 2009 Annual Report on Form 10-K under “Risk Factors.” Forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Net income attributable to Genesee & Wyoming Inc. (GWI) in the three months ended March 31, 2010, was $16.0 million, compared with net income attributable to GWI of $13.9 million in the three months ended March 31, 2009. Our diluted earnings per share (EPS) attributable to our common stockholders in the three months ended March 31, 2010, were $0.39 with 41.4 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.38 with 36.4 million weighted average shares outstanding in the three months ended March 31, 2009.

Our effective income tax rate in the three months ended March 31, 2010, was 37.6%, compared with 27.0% in the three months ended March 31, 2009. The increase was primarily due to the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on December 31, 2009.

Freight revenues increased $0.4 million, or 0.4%, to $89.6 million in the three months ended March 31, 2010, compared with $89.2 million in the three months ended March 31, 2009. Freight revenues increased $4.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the impact from foreign currency appreciation, freight revenues decreased by $3.9 million or 4.4%.

Our traffic in the three months ended March 31, 2010, was 202,368 carloads, a decrease of 12,071 carloads, or 5.6%, compared with the three months ended March 31, 2009. Of particular importance in reviewing our traffic in the three months ended March 31, 2010, was the timing of our carloads, which increased significantly in the month of March. In March 2010, our traffic increased 5.0% compared with March 2009 and 17.8% compared with February 2010. Average freight revenues per carload increased 6.5% to $443 in the three months ended March 31, 2010, compared with $416 in the three months ended March 31, 2009. The appreciation of the Australian and Canadian dollars increased average revenues per carload by 4.9% and higher fuel surcharges increased average revenues per carload by 0.1%. Excluding these factors, average revenues per carload increased 1.4%.

Non-freight revenues increased $6.7 million, or 13.6%, to $56.0 million in the three months ended March 31, 2010, compared with $49.3 million in the three months ended March 31, 2009. The increase in non-freight revenues included a $4.1 million increase due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Excluding the impact from foreign currency appreciation, non-freight revenues increased $2.6 million, or 5.3%.

Operating income in the three months ended March 31, 2010, increased $4.0 million, or 15.3%, to $30.1 million, compared with $26.1 million in the three months ended March 31, 2009, primarily due to higher revenues and a lower operating ratio. Our operating ratio was 79.3% in the three months ended March 31, 2010, compared with 81.1% in the three months ended March 31, 2009.

During the three months ended March 31, 2010, we generated $33.6 million in cash from operating activities from continuing operations. We purchased $14.3 million of property and equipment, received $0.3 million in cash from outside parties for capital spending completed in 2010 and $9.8 million in cash from outside parties for capital spending completed in prior years. We also received $0.8 million in proceeds from the disposition of property and equipment and $0.2 million in proceeds from the sale of our investment in South America.

Changes in Operations

Canada

Huron Central Railway Inc: In the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with our subsidiary, Huron Central Railway Inc. (HCRY), reflecting a non-cash write-down of non-current assets of $6.7 million as well as restructuring and related charges of $2.3 million, partially offset by tax benefits totaling $3.6 million. However, as HCRY has agreed to operate the line through August 14, 2010, we do not expect to make any significant cash payments related to these restructuring and related charges until the third quarter of 2010. We did not incur any additional significant restructuring charges related to HCRY in the first quarter of 2010.

Discontinued Operations

In August of 2009, we completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. to Viablis, S.A. de C.V. As of March 31, 2010, there were net assets of $0.3 million remaining on our balance sheet related to discontinued operations in Mexico. The results of operations and cash flows of our remaining subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material for the three months ended March 31, 2010 and 2009. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.

Results of Continuing Operations

When comparing our results of continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, changes in foreign currency exchange rates, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads transport commodities that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, we also transport other commodities that are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Operating Revenues

Overview

Operating revenues were $145.6 million in the three months ended March 31, 2010, compared with $138.5 million in the three months ended March 31, 2009, an increase of $7.1 million, or 5.1%. The increase in operating revenues included increases of $6.7 million in non-freight revenues and $0.4 million in freight revenues. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in an $8.4 million increase in operating revenues.

The following table breaks down our operating revenues into freight and non-freight revenues for the three months ended March 31, 2010 and 2009 (dollars in thousands):

			2010-2009 Variance Information
	2010	2009	Amount	%
Freight revenues	$89,566	$89,166	$400	0.4%
Non-freight revenues	56,013	49,292	6,721	13.6%

Total operating revenues	$145,579	$138,458	$7,121	5.1%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Coal, Coke & Ores	$19,123	21.3%	$21,117	23.7%	52,154	25.8%	57,946	27.0%	$367	$364
Farm & Food Products	12,507	14.0%	10,803	12.1%	24,895	12.3%	26,392	12.3%	502	409
Pulp & Paper	12,230	13.6%	13,400	15.0%	20,306	10.0%	24,086	11.2%	602	556
Metals	9,702	10.8%	9,467	10.6%	19,295	9.5%	19,338	9.0%	503	490
Minerals and Stone	9,401	10.5%	8,507	9.5%	30,786	15.2%	31,250	14.6%	305	272
Chemicals-Plastics	8,752	9.8%	8,358	9.4%	12,631	6.2%	12,808	6.0%	693	653
Lumber & Forest Products	6,520	7.3%	6,616	7.4%	14,658	7.3%	14,715	6.9%	445	450
Petroleum Products	5,374	6.0%	5,689	6.4%	7,451	3.7%	7,887	3.7%	721	721
Autos & Auto Parts	1,766	2.0%	1,104	1.2%	2,679	1.3%	1,708	0.8%	659	646
Other	4,191	4.7%	4,105	4.7%	17,513	8.7%	18,309	8.5%	239	224

Total freight revenues	$89,566	100.0%	$89,166	100.0%	202,368	100.0%	214,439	100.0%	443	416

Total carloads decreased by 12,071 carloads, or 5.6%, in the three months ended March 31, 2010, compared with the same period in 2009.

The overall average freight revenues per carload increased 6.5% to $443 in the three months ended March 31, 2010, compared with the same period in 2009. The appreciation of the Australian and Canadian dollars relative to the United States dollar increased average revenues per carload by 4.9%. In addition, higher fuel surcharges increased average freight revenues per carload by 0.1%. Excluding these factors, average revenues per carload increased 1.4%.

The following table sets forth freight revenues by commodity group for the three months ended March 31, 2010 and 2009 (dollars in thousands):

			2010-2009 Variance Information
			Increase (Decrease)
Commodity Group	2010	2009	Amount	%
Coal, Coke & Ores	$19,123	$21,117	$(1,994)	(9.4%)
Farm & Food Products	12,507	10,803	1,704	15.8%
Pulp & Paper	12,230	13,400	(1,170)	(8.7%)
Metals	9,702	9,467	235	2.5%
Minerals and Stone	9,401	8,507	894	10.5%
Chemicals-Plastics	8,752	8,358	394	4.7%
Lumber & Forest Products	6,520	6,616	(96)	(1.5%)
Petroleum Products	5,374	5,689	(315)	(5.5%)
Autos & Auto Parts	1,766	1,104	662	60.0%
Other	4,191	4,105	86	2.1%

Total freight revenues	$89,566	$89,166	$400	0.4%

The following information discusses the significant changes in freight revenues by commodity group. The increase in average freight revenues per carload in a commodity group for the three months ended March 31, 2010, was primarily related to the appreciation of the Australian and Canadian dollars relative to the United States dollar, higher fuel surcharges and the impact of higher fuel prices on rates that are indirectly indexed to fuel prices (e.g., RCAF-indexed contracts).

Coal, coke and ores revenues decreased $2.0 million, or 9.4%. The decrease consisted of $2.1 million due to a 5,792, or 10.0%, carload decrease, partially offset by $0.1 million due to a 0.6% increase in average revenues per carload. The carload decrease was primarily due to stock piling of inventory at certain customer locations during the first quarter of 2009 and high customer coal inventory levels in the first quarter of 2010.

Farm and food products revenues increased $1.7 million, or 15.8%. The increase consisted of $2.5 million due to a 22.7% increase in average revenues per carload, partially offset by $0.8 million due to a 1,497, or 5.7%, carload decrease. The increase in average revenues per carload included an increase of $2.0 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to lower winter wheat shipments to Eastern Canada and a delay to this season’s grain shipments in Australia.

Pulp and paper revenues decreased $1.2 million, or 8.7%. The decrease consisted of $2.3 million due to a 3,780, or 15.7%, carload decrease, partially offset by $1.1 million due to an 8.3% increase in average revenues per carload. The carload decrease was primarily due to production declines at multiple customer locations as a result of the recession. The increase in average revenues per carload included an increase of $0.6 million from the appreciation of the Canadian dollar relative to the United States dollar.

Minerals and stone revenues increased $0.9 million, or 10.5%. The increase consisted of $1.0 million due to a 12.2% increase in average revenues per carload, which included an increase of $0.9 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by a decrease of $0.1 million due to a 464, or 1.5%, carload decline.

Auto and auto parts revenues increased $0.7 million, or 60.0%. The increase consisted primarily of $0.7 million due to a 971, or 56.9%, increase in carloads. The carload increase was primarily due to an increase in production from the United States auto industry.

Freight revenues from all remaining commodities increased by $0.3 million.

Non-Freight Revenues

Non-freight revenues were $56.0 million in the three months ended March 31, 2010, compared with $49.3 million in the three months ended March 31, 2009, an increase of $6.7 million, or 13.6%. The increase in non-freight revenues included a $3.9 million increase in other operating income, a $2.3 million increase in railcar switching and a $1.1 million increase in car hire and rental income, partially offset by a decrease in demurrage and storage of $0.8 million. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $4.1 million increase in non-freight revenue.

The following table compares non-freight revenues for the three months ended March 31, 2010 and 2009 (dollars in thousands):

					2010-2009 Variance Information
	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Railcar switching	$25,177	45.0%	$22,854	46.4%	$2,323	10.2%
Car hire and rental income	6,104	10.9%	4,977	10.1%	1,127	22.6%
Fuel sales to third parties	4,116	7.3%	3,571	7.2%	545	15.3%
Demurrage and storage	6,236	11.1%	7,051	14.3%	(815)	(11.6%)
Car repair services	1,716	3.1%	2,040	4.1%	(324)	(15.9%)
Other operating income	12,664	22.6%	8,799	17.9%	3,865	43.9%

Total non-freight revenues	$56,013	100.0%	$49,292	100.0%	$6,721	13.6%

The following information discusses the significant changes in non-freight revenues.

Railcar switching revenues increased $2.3 million, or 10.2%. The increase included a $1.6 million increase due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, a $0.9 million increase in port switching revenues due to increases in export grain traffic and intermodal container traffic at our United States ports, partially offset by a $0.2 million decline in industrial switching revenues.

Car hire and rental income increased $1.1 million, or 22.6%. The increase included a $0.7 million increase due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and $0.4 million primarily due to an increase in demand for equipment rentals in Australia.

Fuel sales to third parties increased $0.5 million, or 15.3%, primarily due to a $1.7 million increase resulting from a 48.2% increase in price per gallon, partially offset by a $1.2 million decrease resulting from a 22.2% decrease in gallons sold.

All other non-freight revenues increased $2.7 million, or 15.2%. The increase included a $1.7 million increase due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar and a $1.0 million increase primarily related to the temporary service contract at HCRY and increases in our Australian crewing services.

Operating Expenses

Overview

Operating expenses were $115.5 million in the three months ended March 31, 2010, compared with $112.4 million in the three months ended March 31, 2009, an increase of $3.1 million, or 2.8%. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $6.5 million increase in operating expenses.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, decreased to 79.3% in the three months ended March 31, 2010, from 81.1% in the three months ended March 31, 2009.

The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$50,188	34.4%	$49,998	36.1%
Equipment rents	7,649	5.2%	7,890	5.7%
Purchased services	10,397	7.1%	9,311	6.7%
Depreciation and amortization	12,448	8.6%	11,506	8.3%
Diesel fuel used in operations	11,037	7.6%	8,993	6.5%
Diesel fuel sold to third parties	3,793	2.6%	3,389	2.4%
Casualties and insurance	3,904	2.7%	3,584	2.6%
Materials	5,477	3.8%	5,603	4.1%
Net gain on sale of assets	(449)	(0.3%)	(239)	(0.2%)
Other expenses	11,029	7.6%	12,323	8.9%

Total operating expenses	$115,473	79.3%	$112,358	81.1%

Labor and benefits expense was $50.2 million in the three months ended March 31, 2010, compared with $50.0 million in the three months ended March 31, 2009, an increase of $0.2 million, or 0.4%. The increase consisted primarily of $3.0 million due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, which was almost entirely offset by savings from cost cutting measures such as furloughed employees and decreased overtime.

Equipment rents expense was $7.6 million in the three months ended March 31, 2010, compared with $7.9 million in the three months ended March 31, 2009, a decrease of $0.2 million, or 3.1%. The decrease was primarily due to the expiration of leases, partially offset by an increase of $0.5 million due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Purchased services expense was $10.4 million in the three months ended March 31, 2010, compared with $9.3 million in the three months ended March 31, 2009, an increase of $1.1 million, or 11.7%. The increase consisted primarily of $1.5 million due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by cost cutting measures implemented at each of our regions.

Depreciation and amortization expense was $12.4 million in the three months ended March 31, 2010, compared with $11.5 million in the three months ended March 31, 2009, an increase of $0.9 million, or 8.2%. The increase included $0.6 million due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Diesel fuel expense was $11.0 million in the three months ended March 31, 2010, compared with $9.0 million in the three months ended March 31, 2009, an increase of $2.0 million, or 22.7%. The increase consisted of $3.4 million resulting from a 37.7% increase in fuel cost per gallon, partially offset by a decline of $1.4 million from a 10.9% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $3.8 million in the three months ended March 31, 2010, compared with $3.4 million in the three months ended March 31, 2009, an increase of $0.4 million, or 11.9%. The increase consisted of $1.5 million resulting from a 43.9% increase in diesel fuel cost per gallon, partially offset by a decline of $1.1 million from a 22.2% decrease in diesel fuel gallons sold.

Casualties and insurance expense was $3.9 million in the three months ended March 31, 2010, compared with $3.6 million in the three months ended March 31, 2009, an increase of $0.3 million, or 8.9%. The increase included $0.1 million due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

The remaining expenses combined were $16.1 million in the three months ended March 31, 2010, compared with $17.7 million in the three months ended March 31, 2009, a decrease of $1.6 million, or 9.2%. The decrease consisted primarily of a $1.4 million decrease in non-labor general and administrative costs, a $0.4 million decrease in property rents and a $0.4 million decrease in materials used in equipment maintenance, partially offset by an increase of $0.7 million due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Other Income (Expense) Items

Interest Income

Interest income was $0.4 million in the three months ended March 31, 2010, compared with $0.2 million in the three months ended March 31, 2009.

Interest Expense

Interest expense was $5.4 million in the three months ended March 31, 2010, compared with $7.2 million in the three months ended March 31, 2009, a decrease of $1.8 million, or 25.3%, resulting from lower outstanding debt primarily as a result of the repayment of our outstanding revolving credit facility in June of 2009.

Provision for Income Taxes

Our effective income tax rate in the three months ended March 31, 2010, was 37.6% compared with 27.0% in the three months ended March 31, 2009. The increase in 2010 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2009.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009. The Short Line Tax Credit represented 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, we incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the three months ended March 31, 2010, was $16.0 million, compared with income from continuing operations attributable to our common stockholders of $14.0 million in the three months ended March 31, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended March 31, 2010, were $0.39 with 41.4 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.38 with 36.4 million weighted average shares outstanding in the three months ended March 31, 2009. Basic EPS from continuing operations attributable to our common stockholders were $0.41 with 38.6 million weighted average shares outstanding in the three months ended March 31, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $0.42 with 33.5 million weighted average shares outstanding in the three months ended March 31, 2009. The increase in outstanding weighted average shares for the three months ended March 31, 2010, includes 4,600,000 weighted average shares issued in conjunction with the public offering of our Class A common stock on June 15, 2009.

Liquidity and Capital Resources

During the three months ended March 31, 2010, we generated $33.6 million of cash from continuing operations, compared with $25.5 million of cash from continuing operations during the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, changes in working capital decreased net cash flow from operating activities by $0.1 million and $3.5 million, respectively.

During the three months ended March 31, 2010 and 2009, our cash flows used in investing activities from continuing operations were $3.3 million and $19.1 million, respectively. For the three months ended March 31, 2010, primary drivers of cash used in investing activities were $14.3 million of cash used for capital expenditures, partially offset by $9.8 million in cash received from grants from outside parties for capital spending completed in prior years and $0.8 million in cash proceeds from the disposition of property and equipment. For the three months ended March 31, 2009, primary drivers of cash used in investing activities were $20.7 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions, partially offset by $3.7 million in cash received from grants from outside parties for capital spending completed prior to 2009 and $3.6 million in cash proceeds from the disposition of property and equipment.

During the three months ended March 31, 2010, our cash flows used in financing activities from continuing operations were $3.5 million, compared with cash used in financing activities from continuing operations of $7.0 million during the three months ended March 31, 2009. For the three months ended March 31, 2010, primary drivers of cash used in financing activities were a net decrease of $6.8 million in outstanding debt, partially offset by net cash inflows of $3.1 million from exercises of stock-based awards. For the three months ended March 31, 2009, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $7.7 million, partially offset by net cash inflows of $0.7 million from exercises of stock-based awards.

At March 31, 2010, we had long-term debt, including current portion, totaling $443.7 million, which comprised 38.4% of our total capitalization, and $299.9 million of unused borrowing capacity. At December 31, 2009, we had long-term debt, including current portion, totaling $449.4 million, which comprised 39.5% of our total capitalization.

We believe that our cash on hand and cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

Credit Facilities

As of March 31, 2010, our $300.0 million revolving credit facility, which matures in 2013, consisted of letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. Our credit facilities require us to comply with certain financial covenants. As of March 31, 2010, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, the $299.9 million unused borrowing capacity is available for general corporate purposes, including acquisitions. See Note 7, Long-term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2009, for additional information regarding our credit facilities.

2010 Budgeted Capital Expenditures

We have budgeted $57 million for capital expenditures in 2010, which consists of property and equipment improvements on our existing business of $56 million and new business development projects of $1 million. In addition, we expect to receive approximately $35 million of grants from outside parties to fund additional property and equipment expenditures in 2010. Including these grant-funded projects, we have budgeted a total of $92 million for capital expenditures related to our existing business in 2010. During the three months ended March 31, 2010, we approved $9 million of additional capital expenditures, primarily associated with a new service contract to haul iron ore in Canada. These additional capital expenditures (New Projects) represent capital expenditures approved subsequent to our annual budgeting process.

For the three months ended March 31, 2010, we have incurred $8.1 million in aggregate capital expenditures, of which we have paid $4.1 million in cash and accrued $4.0 million in accounts payable as of March 31, 2010. We expect to receive $1.6 million in grants from outside parties related to this year-to-date activity, of which we have received $0.3 million and recorded $1.3 million in outstanding grant receivables from outside parties as of March 31, 2010.

Cash paid for purchases of property and equipment of $14.3 million for the three months ended March 31, 2010, included $4.1 million for 2010 capital projects and $10.3 million related to capital expenditures accrued in 2009. Grant proceeds of $10.1 million received in the three months ended March 31, 2010, included $0.3 million related to 2010 capital projects and $9.8 million from grants related to our capital expenditures from prior years.

Accordingly, capital expenditures for the three months ended March 31, 2010, as compared with our 2010 full year capital expenditure estimate can be summarized as follows (in thousands):

	Full Year 2010 Estimate	Three Months Ended March 31, 2010
Total capital expenditures	$92,000	$7,422
New projects	9,000	646
Grant proceeds from outside parties	(35,000)	(1,635)

Net capital expenditures	$66,000	$6,433

Impact of Foreign Currencies on Operating Revenues

When comparing the effects of average foreign currency exchange rates on revenues during the three months ended March 31, 2010, versus the three months ended March 31, 2009, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars and the Euro relative to the United States dollar in the three months ended March 31, 2010. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia.

The following table sets forth the estimated impact of foreign currency translation on reported operating revenues for the three months ended March 31, 2010 (dollars in thousands):

	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
Operating revenues:
United States	$103,152	$—	$103,152
Australia	28,343	5,945	22,398
Canada	12,224	2,338	9,886
Netherlands	1,860	135	1,725

Total operating revenues	$145,579	$8,418	$137,161

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2009, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the three months ended March 31, 2010.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance was effective for us as of January 1, 2010. The adoption did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Effective

Certain provisions of ASU 2010-06 are effective for interim and annual periods beginning after December 15, 2010, and require all purchases, sales, issuances and settlements of financial instruments to be valued using significant unobservable inputs (Level 3) to be presented as separate line items in the reconciliation for fair value measurements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $7.8 million at March 31, 2010 and $6.6 million at December 31, 2009. During the three months ended March 31, 2010, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the disclosure controls and procedures are effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2010	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	—
February 1 to February 28	5,990	$31.85	—	—
March 1 to March 31	8,948	$33.53	—	—

Total	14,938	$32.86	—	—

(1)	The 14,938 shares acquired in the three months ended March 31, 2010, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 5, 2010	By:	/S/ TIMOTHY J. GALLAGHER
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: May 5, 2010	By:	/S/ CHRISTOPHER F. LIUCCI
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation

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