Form 10-Q
period 2010-06-30
GENESEE & WYOMING INC
filed 2010-08-06
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on July 30, 2010:

Class	Number of Shares Outstanding
Class A Common Stock	38,910,578
Class B Common Stock	2,459,027

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 and DECEMBER 31, 2009

(in thousands, except share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,291	$105,707
Accounts receivable, net	101,816	109,931
Materials and supplies	8,948	8,939
Prepaid expenses and other	15,056	13,223
Deferred income tax assets, net	15,159	15,161
Current assets of discontinued operations	203	282

Total current assets	300,473	253,243

PROPERTY AND EQUIPMENT, net	1,015,175	1,024,297
GOODWILL	158,666	161,208
INTANGIBLE ASSETS, net	240,409	244,464
DEFERRED INCOME TAX ASSETS, net	2,754	3,122
OTHER ASSETS, net	12,332	10,698

Total assets	$1,729,809	$1,697,032

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$27,902	$27,818
Accounts payable	103,692	104,813
Accrued expenses	43,399	38,181
Deferred income tax liabilities, net	867	971
Current liabilities of discontinued operations	4	11

Total current liabilities	175,864	171,794

LONG-TERM DEBT, less current portion	407,827	421,616
DEFERRED INCOME TAX LIABILITIES, net	254,753	244,924
DEFERRED ITEMS - grants from outside parties	145,719	146,345
OTHER LONG-TERM LIABILITIES	25,016	23,476
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 51,318,154 and 50,876,873 shares issued and 38,883,356 and 38,466,567 shares outstanding (net of 12,434,798 and 12,410,306 shares in treasury) on June 30, 2010 and December 31, 2009, respectively	513	509
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,482,440 and 2,558,790 shares issued and outstanding on June 30, 2010 and December 31, 2009, respectively	25	26
Additional paid-in capital	340,608	330,710
Retained earnings	577,520	540,925
Accumulated other comprehensive income	5,586	19,483
Treasury stock, at cost	(203,622)	(202,776)

Total equity	720,630	688,877

Total liabilities and equity	$1,729,809	$1,697,032

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009

(dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES	$158,453	$130,055	$304,032	$268,513

OPERATING EXPENSES:
Labor and benefits	51,329	48,156	101,517	98,154
Equipment rents	8,266	6,903	15,915	14,793
Purchased services	12,895	10,006	23,292	19,317
Depreciation and amortization	12,452	11,917	24,900	23,423
Diesel fuel used in operations	10,605	7,351	21,642	16,344
Diesel fuel sold to third parties	3,910	3,104	7,703	6,493
Casualties and insurance	3,123	2,880	7,027	6,464
Materials	6,004	5,748	11,481	11,351
Net (gain)/loss on sale and impairment of assets	(1,399)	4,889	(1,848)	4,650
Gain on insurance recovery	—	(500)	—	(500)
Restructuring charges	—	2,288	—	2,288
Other expenses	13,395	12,673	24,424	24,996

Total operating expenses	120,580	115,415	236,053	227,773

INCOME FROM OPERATIONS	37,873	14,640	67,979	40,740
Interest income	471	243	894	425
Interest expense	(5,411)	(7,094)	(10,773)	(14,274)
Other (expense)/income, net	(175)	1,202	275	1,244

Income from continuing operations before income taxes	32,758	8,991	58,375	28,135
Provision for income taxes	12,067	873	21,708	6,036

Income from continuing operations, net of tax	20,691	8,118	36,667	22,099
Loss from discontinued operations, net of tax	(56)	(636)	(72)	(669)

Net income	20,635	7,482	36,595	21,430
Less: Net income attributable to noncontrolling interest	—	(67)	—	(68)

Net income attributable to Genesee & Wyoming Inc.	$20,635	$7,415	$36,595	$21,362

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.53	$0.24	$0.95	$0.65
Basic loss per common share from discontinued operations	—	(0.02)	—	(0.02)

Basic earnings per common share	$0.53	$0.22	$0.95	$0.63

Weighted average shares - Basic	38,831	34,053	38,711	33,762

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$0.50	$0.22	$0.88	$0.60
Diluted loss per common share from discontinued operations	—	(0.02)	—	(0.02)

Diluted earnings per common share	$0.49	$0.20	$0.88	$0.58

Weighted average shares - Diluted	41,723	36,907	41,595	36,641

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

(dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	36,595	21,430
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	72	669
Depreciation and amortization	24,900	23,423
Compensation cost related to equity awards	3,694	2,826
Excess tax benefit from share-based compensation	(969)	(1,114)
Deferred income taxes	12,063	(872)
Net (gain)/loss on sale and impairment of assets	(1,848)	4,650
Gain on insurance recovery	—	(500)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	(5,796)	10,178
Materials and supplies	(314)	231
Prepaid expenses and other	(1,989)	1,807
Accounts payable and accrued expenses	8,526	(18,232)
Other assets and liabilities, net	(1,155)	(391)

Net cash provided by operating activities from continuing operations	73,779	44,105
Net cash used in operating activities from discontinued operations	(87)	(28)

Net cash provided by operating activities	73,692	44,077

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,599)	(37,670)
Grant proceeds from outside parties	17,986	8,895
Cash paid for acquisitions, net of cash acquired	—	(5,780)
Insurance proceeds for the replacement of assets	—	2,900
Proceeds from the sale of investment in South America	208	—
Proceeds from disposition of property and equipment	3,293	5,551

Net cash used in investing activities from continuing operations	(7,112)	(26,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(13,637)	(200,450)
Proceeds from issuance of long-term debt	—	98,000
Debt amendment costs	(1,641)	—
Proceeds from employee stock purchases	5,219	4,437
Treasury stock purchases	(846)	(434)
Stock issuance proceeds, net of stock issuance costs	—	107,027
Excess tax benefit from share-based compensation	969	1,114

Net cash (used in)/provided by financing activities	(9,936)	9,694

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,147)	3,360

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	87	(303)

INCREASE IN CASH AND CASH EQUIVALENTS	53,584	30,724
CASH AND CASH EQUIVALENTS, beginning of period	105,707	31,693

CASH AND CASH EQUIVALENTS, end of period	159,291	62,417

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2010 and 2009, are presented on a basis consistent with the audited financial statements (except as described below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2009 was derived from the audited financial statements in the Company’s 2009 Annual Report on Form 10-K (except as described below) but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

In order to improve comparability of the Company’s results with those of other railroad companies, effective with the Company’s Consolidated Statement of Operations for the year ended December 31, 2009, the Company’s operating expenses are presented using a natural classification. Previously, the Company’s operating expenses were presented using a functional classification basis. The Company’s operating expenses in its Consolidated Statements of Operations for the three and six months ended June 30, 2009, are presented using a natural classification to conform to this new presentation. This revised presentation had no effect on previously reported total operating expenses, net income or earnings per share.

2. CHANGES IN OPERATIONS:

Australia

In June 2010, the Company signed an agreement to acquire the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) for A$334 million (or $281.1 million at the June 30, 2010 exchange rate), plus the assumption of debt with a carrying value of A$1.7 million (or $1.4 million at the June 30, 2010 exchange rate). In addition, the Company expects to incur acquisition-related expenses of A$23 million (or $19.4 million at the June 30, 2010 exchange rate) primarily in the quarter in which the acquisition closes, principally related to the payment of stamp duty (an Australian asset transfer tax). Through the six months ended June 30, 2010, the Company incurred $1.2 million of expenses related to the FreightLink acquisition. The acquisition is contingent upon customary closing conditions, including the receipt of certain government approvals. The Company expects to close the acquisition and to commence operations in the fourth quarter of 2010.

FreightLink is the concessionaire and operator of the 1,400-mile Tarcoola to Darwin railroad, linking the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to FreightLink by the AustralAsia Railway Corporation (a statutory corporation established by the legislation in the Northern Territory) under a concession agreement that expires in 2054. FreightLink is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights and fees are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia.

On June 30, 2010, the Company entered into Amendment No. 1 and Joinder (the Credit Agreement Amendment) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008 (the Credit Agreement). The Credit Agreement Amendment facilitates the acquisition of the assets of FreightLink (the Australian Acquisition). Such assets will be acquired by the Company’s wholly-owned subsidiary GWA (North) Pty Ltd (Australian Newco), which will become a party to the Credit Agreement and guarantor for the foreign guaranteed obligations. Certain provisions of the amendment are effective as of June 8, 2010, and others are effective upon the closing of the acquisition.

As of June 8, 2010, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back transaction costs incurred in connection with the Australian Acquisition to EBITDA (whether or not the acquisition is consummated); (ii) amended the restrictions on indebtedness to permit various obligations among Genesee & Wyoming Australia and affiliated subsidiaries pursuant to an Australian tax sharing agreement; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guaranties, and to permit a guaranty by the Company of Australian Newco’s obligations and performance in connection with the Australian Acquisition.

Upon the closing of the Australian Acquisition, the amendment will increase the range of the applicable margin for borrowings bearing interest at the base rate from a low of 0.25% to a low of 0.75% and from a high of 1.00% to a high of 1.50%, increase the range of the applicable margin for borrowings bearing interest at the LIBOR rate from a low of 1.25% to a low of 1.75% and from a high of 2.00% to a high of 2.50% and increase the low range of the commitment fee rate from 0.20% to 0.25% and from a high of 0.40% to a high of 0.50%, in each case dependent on a ratio of funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expenses). The amendment also changes the definition of Consolidated EBITDAR to give pro forma effect to the Australian Acquisition, allows for an additional United States borrower and amends certain covenants, in each case, to permit the Australian Acquisition and the entry into related documentation.

Canada

Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. As a result, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY, reflecting a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, partially offset by a tax benefit of $3.6 million. However, as HCRY has agreed to operate the line through August 14, 2010, the Company does not expect to make any significant cash payments related to these restructuring charges until the third quarter of 2010. The Company did not incur any additional restructuring charges related to HCRY in the six months ended June 30, 2010.

Discontinued Operations

In August 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. to Viablis, S.A. de C.V. As of June 30, 2010, there were net assets of $0.2 million remaining on the Company’s balance sheet related to discontinued operations in Mexico. The results of operations and cash flows of the Company’s remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material for the three and six months ended June 30, 2010 and 2009. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary.

Results of Continuing Operations

When comparing the Company’s results of continuing operations from one reporting period to another, you should consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, changes in foreign currency exchange rates, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads transport commodities that are sensitive to general economic conditions, including export coal, steel products, paper products and lumber and forest products. However, the Company also transports other commodities that are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$20,691	$8,051	$36,667	$22,031
Loss from discontinued operations, net of tax	(56)	(636)	(72)	(669)

Net income	$20,635	$7,415	$36,595	$21,362

Denominators:
Weighted average Class A common shares outstanding - Basic	38,831	34,053	38,711	33,762
Weighted average Class B common shares outstanding	2,484	2,559	2,503	2,567
Dilutive effect of employee stock grants	408	295	381	312

Weighted average shares - Diluted	41,723	36,907	41,595	36,641

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$0.53	$0.24	$0.95	$0.65
Loss per common share from discontinued operations	—	(0.02)	—	(0.02)

Earnings per common share	$0.53	$0.22	$0.95	$0.63

Diluted:
Earnings per common share from continuing operations	$0.50	$0.22	$0.88	$0.60
Loss per common share from discontinued operations	—	(0.02)	—	(0.02)

Earnings per common share	$0.49	$0.20	$0.88	$0.58

The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Anti-dilutive shares	634,883	1,504,862	677,410	1,505,104

Stock Offering

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share, which included 600,000 shares of its Class A common stock issued as a result of the underwriters’ exercise of their over-allotment option. The Company received net proceeds of $107 million from the sale of its Class A common stock. The Company used a portion of the proceeds along with cash on hand to repay $108 million of its revolving credit facility, which represented the entire balance then outstanding.

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Accounts receivable - trade	$101,351	$98,036
Accounts receivable - grants	4,292	15,659

Total accounts receivable	105,643	113,695
Less: allowance for doubtful accounts	(3,827)	(3,764)

Accounts receivable, net	$101,816	$109,931

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

On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. This swap expires on September 30, 2013. In return, the Company receives one-month LIBOR on the notional amounts of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. The fair value of this interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of June 30, 2010, did not result in the reclassification of any gain or loss from accumulated other comprehensive income into earnings.

The following table presents the impact of the derivative instrument and its location within the unaudited consolidated balance sheets at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument:
Interest rate swap agreement	Other long-term liabilities	$9,727	Other long-term liabilities	$6,624

Total derivative financial instrument		$9,727		$6,624

6. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company applies the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of June 30, 2010, the Company’s derivative financial instruments consisted solely of an interest rate swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.

The following table presents the Company’s financial instrument that is carried at fair value using Level 2 inputs as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009
Financial liabilities carried at fair value:
Interest rate swap agreement	$9,727	$6,624

Total financial liabilities carried at fair value	$9,727	$6,624

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$74,312	$75,000	$71,184
Series B senior notes	100,000	96,496	100,000	89,320
Series C senior notes	25,000	23,068	25,000	22,027
United States term loan	204,000	188,904	216,000	196,281
Canadian term loan	24,880	23,773	26,676	21,530
Other debt	6,849	6,493	6,758	6,112

Total	$435,729	$413,046	$449,434	$406,454

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended June 30, 2010, was 36.8% compared with 9.7% in the three months ended June 30, 2009. The Company’s effective income tax rate in the six months ended June 30, 2010, was 37.2% compared with 21.5% in the six months ended June 30, 2009. The increase in 2010 was primarily attributable to the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on December 31, 2009, as well as the HCRY-related tax benefit of $3.6 million recorded in the second quarter of 2009.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009. The Short Line Tax Credit represented 50% of qualified track spending during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, the Company incurred sufficient spending to meet the limitation.

8. COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there is the possibility of a material adverse impact on the Company’s results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$20,635	$7,482
Other comprehensive income:
Foreign currency translation adjustments	(14,535)	16,647
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax benefit/(provision) of $693 and ($1,649), respectively	(1,219)	2,901
Changes in pension and other postretirement benefits, net of tax provisions of $20 and $21, respectively	35	37

Comprehensive income	4,916	27,067
Comprehensive income attributable to noncontrolling interest	—	(67)

Comprehensive income attributable to Genesee & Wyoming Inc.	$4,916	$27,000

	Six Months Ended June 30,
	2010	2009
Net income	$36,595	$21,430
Other comprehensive income:
Foreign currency translation adjustments	(12,193)	14,076
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax benefit/(provision) of $1,125 and ($1,929), respectively	(1,978)	3,392
Changes in pension and other postretirement benefits, net of tax provisions of $156 and $29, respectively	274	52

Comprehensive income	22,698	38,950
Comprehensive income attributable to noncontrolling interest	—	(68)

Comprehensive income attributable to Genesee & Wyoming Inc.	$22,698	$38,882

The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$24,028	$(322)	$(4,223)	$19,483
Current period change	(12,193)	274	(1,978)	(13,897)

Balance, June 30, 2010	$11,835	$(48)	$(6,201)	$5,586

The change in the foreign currency translation adjustment for the six months ended June 30, 2010, related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.

10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

As of June 30, 2010 and 2009, the Company had outstanding grant receivables from outside parties for capital expenditures of $4.3 million and $9.1 million, respectively. As of June 30, 2010 and 2009, the Company also had approximately $8.3 million and $6.5 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

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

Forward-Looking Statements

This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic, political and industry conditions; customer demand, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; strikes or work stoppages; severe weather conditions and other natural occurrences; and others including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2009 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

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

Net income attributable to Genesee & Wyoming Inc. (GWI) in the three months ended June 30, 2010, was $20.6 million, compared with net income attributable to GWI of $7.4 million in the three months ended June 30, 2009. Our diluted earnings per share (EPS) attributable to our common stockholders in the three months ended June 30, 2010, were $0.49 with 41.7 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.20 with 36.9 million weighted average shares outstanding in the three months ended June 30, 2009.

In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease operations. As a result, our results in the three months ended June 30, 2009, included a non-cash write-down of HCRY’s non-current assets of $6.7 million and restructuring charges of $2.3 million for aggregate pre-tax charges of $9.0 million, partially offset by a tax benefit of $3.6 million, resulting in a net after-tax charge of $5.4 million, or $0.15 per diluted share.

In the three months ended June 30, 2010, total revenues increased $28.4 million, or 21.8%, to $158.5 million, compared with $130.1 million in the three months ended June 30, 2009. The increase in revenues in the three months ended June 30, 2010, included $4.2 million due to the appreciation of the Australian and Canadian dollars versus the United States dollar, partially offset by the depreciation of the Euro versus the United States dollar (net impact from the change in foreign currency exchange rates). Excluding the impact from the change in foreign currency exchange rates, revenues increased $24.2 million, or 18.6%.

Freight revenues increased $20.9 million, or 26.4%, to $100.2 million in the three months ended June 30, 2010, compared with $79.3 million in the three months ended June 30, 2009. Freight revenues increased $2.1 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the impact from foreign currency appreciation, freight revenues increased by $18.8 million, or 23.7%.

Our traffic in the three months ended June 30, 2010, was 217,029 carloads, an increase of 28,840 carloads, or 15.3%, compared with the three months ended June 30, 2009. The traffic increase in the three months ended June 30, 2010, was principally due to increases of 9,336 carloads of metals traffic, 7,630 carloads of other traffic and 7,314 carloads of farm and food products traffic. All other traffic increased by a net 4,560 carloads.

Average freight revenues per carload increased 9.6% to $462 in the three months ended June 30, 2010, compared with $421 in the three months ended June 30, 2009. The appreciation of the Australian and Canadian dollars relative to the United States dollar increased average revenues per carload by 2.9% and higher fuel surcharges increased average revenues per carload by 2.2%, partially offset by changes in commodity mix that reduced average revenues per carload by 0.3%. Excluding these factors, average revenues per carload increased 4.8%.

Our non-freight revenues increased $7.5 million, or 14.8%, to $58.3 million in the three months ended June 30, 2010, compared with $50.8 million in the three months ended June 30, 2009. The increase in non-freight revenues included a $2.1 million increase due to the net impact from the change in foreign currency exchange rates. Excluding this net impact, non-freight revenues increased $5.4 million, or 10.6%.

Operating income in the three months ended June 30, 2010, was $37.9 million, compared with $14.6 million in the three months ended June 30, 2009, an increase of $23.2 million. Our operating ratio, defined as total operating expenses divided by operating revenues, was 76.1% in the three months ended June 30, 2010, compared with 88.7% in the three months ended June 30, 2009. Operating income in the three months ended June 30, 2010, benefited from $1.4 million in gains on the sale of assets, partially offset by $1.2 million of expenses associated with our recently announced acquisition in Australia. For the three months ended June 30, 2009, operating income was reduced by $9.0 million due to the write-down of HCRY non-current assets and related charges and $1.4 million due to legal expenses associated with an arbitration proceeding, partially offset by $2.3 million in gains on the sale of assets and an insurance recovery.

For the six months ended June 30, 2010, we reported income from continuing operations attributable to our common stockholders of $36.7 million, a 66.4% increase over $22.0 million for the six months ended June 30, 2009. Our diluted EPS from continuing operations were $0.88 in 2010, with 41.6 million weighted average shares outstanding, a 46.7% increase over $0.60 in 2009, with 36.6 million weighted average shares outstanding.

During the six months ended June 30, 2010, we generated $73.8 million in cash flow from operating activities from continuing operations. We purchased $28.6 million of property and equipment, received $3.9 million in cash from outside parties for capital spending completed in 2010 and $14.1 million in cash from outside parties for capital spending completed in prior years. We also received $3.3 million in proceeds from the disposition of property and equipment and $0.2 million in proceeds from the sale of our investment in South America.

Changes in Operations

Australia

In June 2010, we signed an agreement to acquire the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) for A$334 million (or $281.1 million at the June 30, 2010 exchange rate), plus the assumption of debt with a carrying value of A$1.7 million (or $1.4 million at the June 30, 2010 exchange rate). In addition, we expect to incur acquisition-related expenses of A$23 million (or $19.4 million at the June 30, 2010 exchange rate) primarily in the quarter in which the acquisition closes, principally related to the payment of stamp duty (an Australian asset transfer tax). Through the six months ended June 30, 2010, we incurred $1.2 million of expenses related to the FreightLink acquisition. The acquisition is contingent upon customary closing conditions, including the receipt of certain government approvals. We expect to close the acquisition and to commence operations in the fourth quarter of 2010.

FreightLink is the concessionaire and operator of the 1,400-mile Tarcoola to Darwin railroad, linking the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to FreightLink by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. FreightLink is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights and fees are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia.

On June 30, 2010, we entered into Amendment No. 1 and Joinder (the Credit Agreement Amendment) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008 (the Credit Agreement). The Credit Agreement Amendment facilitates the acquisition of the assets of FreightLink (the Australian Acquisition). Such assets will be acquired by our wholly-owned subsidiary GWA (North) Pty Ltd (Australian Newco), which will become a party to the Credit Agreement and guarantor of the foreign guaranteed obligations. Certain provisions of the amendment are effective as of June 8, 2010, and others are effective upon the closing of the acquisition.

Canada

Huron Central Railway Inc: In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. As a result, in the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with HCRY, reflecting a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, partially offset by a tax benefit of $3.6 million. However, HCRY has agreed to operate the line through August 14, 2010, unless extended or renewed. While we can make no assurances as to the final outcome, we are engaged in discussions with the affected parties on a long-term solution. We do not expect to make cash payments related to these restructuring charges until the third quarter of 2010, at the earliest. We did not incur any additional restructuring charges related to HCRY in the six months ended June 30, 2010.

Discontinued Operations

In August 2009, we completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. to Viablis, S.A. de C.V. As of June 30, 2010, there were net assets of $0.2 million remaining on our balance sheet related to discontinued operations in Mexico. The results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material for the three and six months ended June 30, 2010 and 2009. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.

Results of Continuing Operations

When comparing our results of continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, changes in foreign currency exchange rates, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads transport commodities that are sensitive to general economic conditions, including export coal, steel products, paper products and lumber and forest products. However, we also transport other commodities that are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Operating Revenues

Overview

Operating revenues were $158.5 million in the three months ended June 30, 2010, compared with $130.1 million in the three months ended June 30, 2009, an increase of $28.4 million, or 21.8%. The increase in operating revenues included increases of $20.9 million in freight revenues and $7.5 million in non-freight revenues. The net impact from the change in foreign currency exchange rates resulted in a $4.2 million increase in operating revenues.

The following table breaks down our operating revenues into freight and non-freight revenues for the three months ended June 30, 2010 and 2009 (dollars in thousands):

			2010-2009 Variance Information
	2010	2009	Amount	%
Freight revenues	$100,194	$79,296	$20,898	26.4%
Non-freight revenues	58,259	50,759	7,500	14.8%

Total operating revenues	$158,453	$130,055	$28,398	21.8%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Coal, Coke & Ores	$18,215	18.2%	$15,729	19.9%	44,044	20.3%	42,606	22.6%	$414	$369
Farm & Food Products	14,955	14.9%	9,225	11.6%	29,630	13.7%	22,316	11.9%	505	413
Pulp & Paper	13,180	13.1%	12,147	15.3%	21,570	9.9%	21,877	11.6%	611	555
Metals	12,524	12.5%	7,746	9.8%	24,836	11.4%	15,500	8.2%	504	500
Minerals & Stone	11,375	11.4%	10,172	12.8%	34,253	15.8%	35,321	18.8%	332	288
Chemicals-Plastics	9,840	9.8%	7,878	9.9%	14,262	6.6%	12,230	6.5%	690	644
Lumber & Forest Products	7,609	7.6%	6,910	8.7%	16,766	7.7%	15,199	8.1%	454	455
Petroleum Products	4,916	4.9%	4,599	5.8%	6,851	3.2%	6,911	3.7%	718	665
Autos & Auto Parts	2,257	2.3%	1,188	1.5%	3,013	1.4%	2,055	1.1%	749	578
Other	5,323	5.3%	3,702	4.7%	21,804	10.0%	14,174	7.5%	244	261

Total freight revenues	$100,194	100.0%	$79,296	100.0%	217,029	100.0%	188,189	100.0%	$462	$421

Total carloads increased by 28,840 carloads, or 15.3%, in the three months ended June 30, 2010, compared with the same period in 2009.

The overall average freight revenues per carload increased 9.6% to $462 in the three months ended June 30, 2010, compared with the same period in 2009. The appreciation of the Australian and Canadian dollars relative to the United States dollar increased average revenues per carload by 2.9%. In addition, higher fuel surcharges increased average freight revenues per carload by 2.2% and changes in the commodity mix reduced average revenues per carload by 0.3%. Excluding these factors, average revenues per carload increased 4.8% primarily due to customer rate increases, new customers and changes in the mix of business within certain commodity groups.

The following table sets forth freight revenues by commodity group for the three months ended June 30, 2010 and 2009 (dollars in thousands):

			2010-2009 Variance Information
Commodity Group	2010	2009	Amount	%
Coal, Coke & Ores	$18,215	$15,729	$2,486	15.8%
Farm & Food Products	14,955	9,225	5,730	62.1%
Pulp & Paper	13,180	12,147	1,033	8.5%
Metals	12,524	7,746	4,778	61.7%
Minerals & Stone	11,375	10,172	1,203	11.8%
Chemicals-Plastics	9,840	7,878	1,962	24.9%
Lumber & Forest Products	7,609	6,910	699	10.1%
Petroleum Products	4,916	4,599	317	6.9%
Autos & Auto Parts	2,257	1,188	1,069	90.0%
Other	5,323	3,702	1,621	43.8%

Total freight revenues	$100,194	$79,296	$20,898	26.4%

The following information discusses the significant changes in freight revenues by commodity group.

Coal, coke and ores revenues increased $2.5 million, or 15.8%. The increase consisted of $1.9 million due to a 12.2% increase in average revenues per carload and $0.6 million due to a 1,438, or 3.4%, carload increase. The carload increase was primarily due to increased demand for steam coal and metallurgical coal, partially offset by lower volumes as a result of a five-week construction-related outage at a power plant we serve and high steam coal inventory levels at a customer we serve. A change in the mix of business contributed to the increase in average revenues per carload.

Farm and food products revenues increased $5.7 million, or 62.1%. The increase consisted of $3.7 million due to a 7,314, or 32.8%, carload increase and $2.0 million due to a 22.3% increase in average revenues per carload. The carload increase was primarily due to an increase in export grain traffic in Australia and the continuation of winter wheat shipments in Canada into April. The increase in average revenues per carload included an increase of $0.9 million from the appreciation of the Australian and Canadian dollars relative to the United States dollar and also reflected the introduction of a new grain service in Australia.

Pulp and paper revenues increased $1.0 million, or 8.5%. The increase consisted of $1.2 million due to a 10.1% increase in average revenues per carload, partially offset by $0.2 million due to a 307, or 1.4%, carload decrease. The increase in average revenues per carload, which included an increase of $0.3 million from the appreciation of the Canadian dollar relative to the United States dollar, was primarily due to the renewal of a long-term agreement.

Metals revenues increased $4.8 million, or 61.7%. The increase consisted of $4.7 million due to a 9,336, or 60.2%, carload increase and $0.1 million due to a 0.8% increase in average revenues per carload. The carload increase was primarily due to the broad-based improvement in the steel industry.

Minerals and stone revenues increased $1.2 million, or 11.8%. The increase consisted of $1.6 million due to a 15.3% increase in average revenues per carload, which included an increase of $0.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by a decrease of $0.4 million due to a 1,068, or 3.0%, carload decline. The increase in average revenues per carload was primarily the result of higher rates on existing customer traffic and a new construction products customer. The carload decrease was primarily due to decreased demand for limestone and lower rock salt shipments as a result of lower restocking due to mild winter weather in the Northeastern United States, partially offset by traffic from a new customer.

Chemicals and plastics revenues increased $2.0 million, or 24.9%. The increase consisted of $1.4 million due to a 2,032, or 16.6%, increase in carloads and $0.6 million due to a 7.1% increase in average revenues per carload. The carload increase was primarily due to the general improvement in the economy.

Autos and auto parts revenues increased $1.1 million, or 90.0%. The increase consisted primarily of $0.7 million due to a 958, or 46.6%, increase in carloads and $0.4 million due to a 29.6% increase in average revenues per carload. The carload increase was primarily due to an increase in production from the automotive industry in the United States and Canada. The increase in average revenues per carload was primarily driven by a proportional increase in our automotive traffic in Canada.

Freight revenues from all remaining commodities increased by $2.6 million, or 17.3%. The increase consisted primarily of $2.5 million due to a 9,137, or 25.2%, carload increase and $0.1 million due to a 7.4% increase in average revenues per carload. The increase in carloads was primarily due to an increase in haulage traffic for export coal.

Non-Freight Revenues

Non-freight revenues were $58.3 million in the three months ended June 30, 2010, compared with $50.8 million in the three months ended June 30, 2009, an increase of $7.5 million, or 14.8%. The increase in non-freight revenues included a $3.1 million increase in other operating income, a $2.8 million increase in railcar switching and a $1.1 million increase in fuel sales to third parties. The net impact from the change in foreign currency exchange rates resulted in a $2.1 million increase in non-freight revenues.

The following table compares non-freight revenues for the three months ended June 30, 2010 and 2009 (dollars in thousands):

					2010-2009 Variance Information
	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Railcar switching	$25,923	44.5%	$23,133	45.5%	$2,790	12.1%
Car hire and rental income	5,944	10.2%	5,562	10.9%	382	6.9%
Fuel sales to third parties	4,244	7.3%	3,130	6.2%	1,114	35.6%
Demurrage and storage	6,460	11.1%	6,275	12.4%	185	2.9%
Car repair services	2,009	3.4%	2,126	4.2%	(117)	(5.5%)
Other operating income	13,679	23.5%	10,533	20.8%	3,146	29.9%

Total non-freight revenues	$58,259	100.0%	$50,759	100.0%	$7,500	14.8%

The following information discusses the significant changes in non-freight revenues.

Railcar switching revenues increased $2.8 million, or 12.1%. The increase included a $1.6 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada and a $0.5 million increase in port switching revenues primarily due to new customers in the Port of Rotterdam. In addition, railcar switching revenues increased by $0.7 million due to the net impact from the change in foreign currency exchange rates.

Fuel sales to third parties increased $1.1 million, or 35.6%, primarily due to a $0.8 million increase resulting from a 26.2% increase in average price per gallon and a $0.3 million increase resulting from a 7.4% increase in gallons sold.

All other non-freight revenues increased $3.6 million, or 14.7%. The increase included a $1.5 million increase due to the net impact from the change in foreign currency exchange rates and a $2.1 million increase primarily related to the new service contract in Canada, the temporary operating agreement at HCRY, as well as increases in our Australian crewing services.

Operating Expenses

Overview

Operating expenses were $120.6 million in the three months ended June 30, 2010, compared with $115.4 million in the three months ended June 30, 2009, an increase of $5.2 million, or 4.5%. The net impact from the change in foreign currency exchange rates resulted in a $4.0 million increase in operating expenses. Our operating expenses for the three months ended June 30, 2010, included expenses associated with the pending FreightLink acquisition of $1.2 million, offset by gains on the sale of assets of $1.4 million. Our operating expenses for the three months ended June 30, 2009, included $9.0 million due to the HCRY impairment and related charges and $1.4 million of legal expenses associated with the resolution of an arbitration proceeding, partially offset by $1.8 million in gains on the sale of assets and a $0.5 million insurance recovery.

Operating Ratios

Our operating ratio decreased to 76.1% in the three months ended June 30, 2010, from 88.7% in the three months ended June 30, 2009. The operating ratio in the three months ended June 30, 2009, included the HCRY impairment and related charges of $9.0 million, or 7.8% of total operating expenses.

The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$51,329	32.4%	$48,156	37.0%
Equipment rents	8,266	5.2%	6,903	5.3%
Purchased services	12,895	8.1%	10,006	7.7%
Depreciation and amortization	12,452	7.9%	11,917	9.2%
Diesel fuel used in operations	10,605	6.7%	7,351	5.6%
Diesel fuel sold to third parties	3,910	2.4%	3,104	2.4%
Casualties and insurance	3,123	2.0%	2,880	2.2%
Materials	6,004	3.8%	5,748	4.4%
Net (gain)/loss on sale and impairment of assets	(1,399)	(0.9%)	4,889	3.8%
Gain on insurance recovery	—	0.0%	(500)	(0.4%)
Restructuring charges	—	0.0%	2,288	1.8%
Other expenses	13,395	8.5%	12,673	9.7%

Total operating expenses	$120,580	76.1%	$115,415	88.7%

Labor and benefits expense was $51.3 million in the three months ended June 30, 2010, compared with $48.2 million in the three months ended June 30, 2009, an increase of $3.1 million, or 6.6%. The increase consisted of $2.7 million in higher wages and a net increase of $1.6 million due to the net impact from the change in foreign currency exchange rates, partially offset by a decrease of $1.2 million primarily due to savings from cost cutting measures such as furloughed employees.

Equipment rents expense was $8.3 million in the three months ended June 30, 2010, compared with $6.9 million in the three months ended June 30, 2009, an increase of $1.4 million, or 19.7%. The increase was primarily due to additional car hire expense as a result of increased carload traffic in North America.

Purchased services expense was $12.9 million in the three months ended June 30, 2010, compared with $10.0 million in the three months ended June 30, 2009, an increase of $2.9 million, or 28.9%. The increase consisted primarily of $0.8 million due to the net impact from the change in foreign currency exchange rates and an increase of $2.1 million primarily due to higher equipment maintenance and additional operating costs as a result of increased volumes in our drayage business.

Depreciation and amortization expense was $12.5 million in the three months ended June 30, 2010, compared with $11.9 million in the three months ended June 30, 2009, an increase of $0.5 million, or 4.5%, which was primarily due to the net impact from the change in foreign currency exchange rates.

Diesel fuel expense was $10.6 million in the three months ended June 30, 2010, compared with $7.4 million in the three months ended June 30, 2009, an increase of $3.3 million, or 44.3%. The increase consisted of $2.5 million resulting from a 34.0% increase in average fuel cost per gallon and $0.8 million from a 7.7% increase in diesel fuel consumption primarily due to a 15.3% increase in carloads.

Diesel fuel sold to third parties was $3.9 million in the three months ended June 30, 2010, compared with $3.1 million in the three months ended June 30, 2009, an increase of $0.8 million, or 26.0%. The increase consisted of $0.5 million resulting from a 17.3% increase in average diesel fuel cost per gallon and $0.3 million from a 7.4% increase in diesel fuel gallons sold.

Net gain on sale of assets was $1.4 million in the three months ended June 30, 2010, compared with a net loss on the sale and impairment of assets of $4.9 million in the three months ended June 30, 2009. The $1.4 million gain in 2010 included gains resulting from the sale of excess locomotives, scrap railcars and certain track-related assets in North America. The $4.9 million net loss in 2009 included a $6.7 million non-cash write-down of HCRY’s non-current assets, partially offset by gains from the sale of certain track-related assets.

Restructuring charges of $2.3 million in the three months ended June 30, 2009, resulted from the planned shutdown of HCRY’s operations.

The remaining expenses combined were $22.5 million in the three months ended June 30, 2010, compared with $20.8 million in the three months ended June 30, 2009, an increase of $1.7 million, or 8.3%. The increase included $1.2 million of FreightLink acquisition-related expenses, a $0.9 million increase in property taxes and a $0.5 million increase due to the net impact from the change in foreign currency exchange rates, partially offset by $1.4 million of legal expenses associated with the resolution of an arbitration proceeding in the second quarter of 2009.

Other Income (Expense) Items

Interest Income

Interest income was $0.5 million in the three months ended June 30, 2010, compared with $0.2 million in the three months ended June 30, 2009.

Interest Expense

Interest expense was $5.4 million in the three months ended June 30, 2010, compared with $7.1 million in the three months ended June 30, 2009, a decrease of $1.7 million, or 23.7%, resulting from lower outstanding debt primarily as a result of the repayment of our outstanding revolving credit facility in June 2009.

Provision for Income Taxes

Our effective income tax rate in the three months ended June 30, 2010, was 36.8% compared with 9.7% in the three months ended June 30, 2009. The increase in 2010 was primarily attributable to the HCRY-related tax benefit of $3.6 million recorded in the second quarter of 2009 and approximately $2.5 million resulting from the expiration of the Short Line Tax Credit on December 31, 2009.

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

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the three months ended June 30, 2010, was $20.7 million, compared with income from continuing operations attributable to our common stockholders of $8.1 million in the three months ended June 30, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended June 30, 2010, were $0.50 with 41.7 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.22 with 36.9 million weighted average shares outstanding in the three months ended June 30, 2009. Basic EPS from continuing operations attributable to our common stockholders were $0.53 with 38.8 million weighted average shares outstanding in the three months ended June 30, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $0.24 with 34.1 million weighted average shares outstanding in the three months ended June 30, 2009. The outstanding weighted average shares for the three months ended June 30, 2010 and 2009, included 4,600,000 and 404,396, respectively, weighted average shares issued in conjunction with the public offering of our Class A common stock on June 15, 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Operating Revenues

Overview

Operating revenues were $304.0 million in the six months ended June 30, 2010, compared with $268.5 million in the six months ended June 30, 2009, an increase of $35.5 million, or 13.2%. The increase in operating revenues included increases of $21.3 million in freight revenues and $14.2 million in non-freight revenues. The net impact from the change in foreign currency exchange rates resulted in a $12.7 million increase in operating revenues.

The following table breaks down our operating revenues into freight and non-freight revenues for the six months ended June 30, 2010 and 2009 (dollars in thousands):

			2010-2009 Variance
			Information
	2010	2009	Amount	%
Freight revenues	$189,760	$168,462	$21,298	12.6%
Non-freight revenues	114,272	100,051	14,221	14.2%

Total operating revenues	$304,032	$268,513	$35,519	13.2%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Coal, Coke & Ores	$37,338	19.7%	$36,846	21.9%	96,198	22.9%	100,552	25.0%	$388	$366
Farm & Food Products	27,462	14.5%	20,028	11.9%	54,525	13.0%	48,708	12.1%	504	411
Pulp & Paper	25,410	13.4%	25,547	15.2%	41,876	10.0%	45,963	11.4%	607	556
Metals	22,226	11.7%	17,213	10.2%	44,131	10.5%	34,838	8.7%	504	494
Minerals & Stone	20,776	11.0%	18,679	11.1%	65,039	15.5%	66,571	16.5%	319	281
Chemicals-Plastics	18,592	9.8%	16,236	9.6%	26,893	6.4%	25,038	6.2%	691	648
Lumber & Forest Products	14,129	7.4%	13,526	8.0%	31,424	7.5%	29,914	7.4%	450	452
Petroleum Products	10,290	5.4%	10,288	6.1%	14,302	3.4%	14,798	3.7%	719	695
Autos & Auto Parts	4,023	2.1%	2,292	1.4%	5,692	1.4%	3,763	0.9%	707	609
Other	9,514	5.0%	7,807	4.6%	39,317	9.4%	32,483	8.1%	242	240

Total freight revenues	$189,760	100.0%	$168,462	100.0%	419,397	100.0%	402,628	100.0%	$452	$418

Total carloads increased by 16,769 carloads, or 4.2%, in the six months ended June 30, 2010, compared with the same period in 2009.

The overall average freight revenues per carload was $452 in the six months ended June 30, 2010, an 8.1% increase over the same period in 2009. The appreciation of the Australian and Canadian dollars relative to the United States dollar increased average revenues per carload by 4.0%. In addition, higher fuel surcharges increased average freight revenues per carload by 1.2%. Excluding these factors, average revenues per carload increased 2.9%, primarily due to customer rate increases, new customers and changes in the mix of business within certain commodity groups.

The following table sets forth freight revenues by commodity group for the six months ended June 30, 2010 and 2009 (dollars in thousands):

			2010-2009 Variance
			Information
			Increase (Decrease)
Commodity Group	2010	2009	Amount	%
Coal, Coke & Ores	$37,338	$36,846	$492	1.3%
Farm & Food Products	27,462	20,028	7,434	37.1%
Pulp & Paper	25,410	25,547	(137)	(0.5%)
Metals	22,226	17,213	5,013	29.1%
Minerals & Stone	20,776	18,679	2,097	11.2%
Chemicals-Plastics	18,592	16,236	2,356	14.5%
Lumber & Forest Products	14,129	13,526	603	4.5%
Petroleum Products	10,290	10,288	2	0.0%
Autos & Auto Parts	4,023	2,292	1,731	75.5%
Other	9,514	7,807	1,707	21.9%

Total freight revenues	$189,760	$168,462	$21,298	12.6%

The following information discusses the significant changes in freight revenues by commodity group.

Coal, coke and ores revenues increased $0.5 million, or 1.3%. The increase consisted of $2.2 million due to a 6.0% increase in average revenues per carload, partially offset by $1.7 million due to a 4,354, or 4.3%, carload decrease. The carload decrease was primarily due to lower volumes as a result of a five-week construction-related outage at a plant we serve, declines in demand due to the general economic downturn and high customer steam coal inventory levels, partially offset by increased demand for metallurgical coal. The change in the mix of business contributed to the increase in average revenues per carload.

Farm and food products revenues increased $7.4 million, or 37.1%. The increase consisted of $4.5 million due to a 22.6% increase in average revenues per carload and $2.9 million due to a 5,817, or 11.9%, carload increase. The increase in average revenues per carload included an increase of $2.9 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and reflected the introduction of a new grain service in Australia. The carload increase was primarily due to an increase in export grain traffic in Australia.

Pulp and paper revenues decreased $0.1 million, or 0.5%. The decrease consisted of $2.5 million due to a 4,087, or 8.9%, carload decrease, partially offset by $2.3 million due to a 9.2% increase in average revenues per carload. The increase in average revenues per carload was primarily due to the renewal of a long-term agreement and $0.9 million due to the appreciation of the Canadian dollar relative to the United States dollar. The carload decrease was primarily due to production reductions at paper mills we serve in Canada.

Metals revenues increased $5.0 million, or 29.1%. The increase consisted of $4.7 million due to a 9,293, or 26.7%, carload increase and $0.3 million due to a 2.0% increase in average revenues per carload. The increase in carloads was primarily due to the broad-based improvement in the steel industry.

Minerals and stone revenues increased $2.1 million, or 11.2%. The increase consisted of $2.6 million due to a 13.5% increase in average revenues per carload, which included an increase of $1.4 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by a decrease of $0.5 million due to a 1,532, or 2.3%, carload decrease. The increase in average revenues per carload was primarily the result of higher rates on existing customer traffic and a new construction products customer. The carload decrease was primarily due to lower rock salt shipments as a result of lower restocking due to mild winter weather in the Northeastern United States and reduced limestone demand, partially offset by traffic from a new customer.

Chemicals and plastics revenues increased $2.4 million, or 14.5%. The increase consisted of $1.3 million due to a 1,855, or 7.4%, carload increase and $1.1 million due to a 6.6% increase in average revenues per carload. The carload increase was primarily due to increased demand as a result of improving economic conditions. The increase in average revenues per carload was primarily the result of a change in mix among customers we serve.

Autos and auto parts revenues increased $1.7 million, or 75.5%. The increase consisted primarily of $1.4 million due to a 1,929, or 51.3%, increase in carloads and $0.4 million due to a 16.1% increase in average revenues per carload. The carload increase was primarily due to an increase in production from the automobile industry in the United States and Canada. The increase in average revenues per carload was primarily driven by a proportional increase in our automotive traffic in Canada.

Freight revenues from all remaining commodities increased by $2.3 million, or 7.3%. The increase consisted primarily of $2.0 million due to a 7,848, or 10.2%, carload increase and $0.3 million due to a 4.8% increase in average revenues per carload. The carload increase was primarily due to an increase in haulage traffic for export coal.

Non-Freight Revenues

Non-freight revenues were $114.3 million in the six months ended June 30, 2010, compared with $100.1 million in the six months ended June 30, 2009, an increase of $14.2 million, or 14.2%. The increase in non-freight revenues included a $7.0 million increase in other operating income and a $5.1 million increase in railcar switching. The appreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $6.2 million increase in non-freight revenues.

The following table compares non-freight revenues for the six months ended June 30, 2010 and 2009 (dollars in thousands):

					2010-2009 Variance
					Information
	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Railcar switching	$51,100	44.7%	$45,987	46.0%	$5,113	11.1%
Car hire and rental income	12,049	10.5%	10,539	10.5%	1,510	14.3%
Fuel sales to third parties	8,360	7.3%	6,701	6.7%	1,659	24.8%
Demurrage and storage	12,695	11.1%	13,326	13.3%	(631)	(4.7%)
Car repair services	3,725	3.3%	4,166	4.2%	(441)	(10.6%)
Other operating income	26,343	23.1%	19,332	19.3%	7,011	36.3%

Total non-freight revenues	$114,272	100.0%	$100,051	100.0%	$14,221	14.2%

The following information discusses the significant changes in non-freight revenues.

Railcar switching revenues increased $5.1 million, or 11.1%. The increase included $2.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, a $1.4 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada and a $1.4 million increase in port switching revenues due to increases in export grain traffic at our United States ports.

Car hire and rental income increased $1.5 million, or 14.3%. The increase included a $1.2 million increase due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and $0.6 million primarily due to an increase in demand for equipment rentals in Australia.

Fuel sales to third parties increased $1.7 million, or 24.8%, primarily due to a $2.5 million increase resulting from a 24.8% increase in average price per gallon, partially offset by a $0.8 million decrease resulting from a 9.5% decrease in gallons sold.

All other non-freight revenues increased $5.9 million, or 16.1%. The increase included $2.7 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and a $3.2 million increase primarily related to the temporary operating agreement at HCRY, a new service contract in Canada and increases in our Australian crewing services.

Operating Expenses

Overview

Operating expenses were $236.1 million in the six months ended June 30, 2010, compared with $227.8 million in the six months ended June 30, 2009, an increase of $8.3 million, or 3.6%. The appreciation of the Australian and Canadian dollars relative to the United States dollar resulted in a $10.5 million increase in operating expenses. Our operating expenses for the six months ended June 30, 2010, included FreightLink acquisition-related expenses of $1.2 million, offset by gains on the sale of assets of $1.8 million. Our operating expenses in the six months ended June 30, 2009, included $9.0 million due to the HCRY impairment and related charges and $1.4 million due to legal expenses associated with the resolution of an arbitration proceeding, partially offset by $2.5 million in gains on the sale of assets and an insurance recovery.

Operating Ratios

Our operating ratio decreased to 77.6% in the six months ended June 30, 2010, from 84.8% in the six months ended June 30, 2009. The operating ratio in the six months ended June 30, 2009, included the HCRY impairment and related charges of $9.0 million, or 4.0% of total operating expenses.

The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$101,517	33.4%	$98,154	36.6%
Equipment rents	15,915	5.2%	14,793	5.5%
Purchased services	23,292	7.7%	19,317	7.2%
Depreciation and amortization	24,900	8.2%	23,423	8.7%
Diesel fuel used in operations	21,642	7.1%	16,344	6.1%
Diesel fuel sold to third parties	7,703	2.5%	6,493	2.4%
Casualties and insurance	7,027	2.3%	6,464	2.4%
Materials	11,481	3.8%	11,351	4.2%
Net (gain)/loss on sale and impairment of assets	(1,848)	(0.6%)	4,650	1.7%
Gain on insurance recovery	—	0.0%	(500)	(0.2%)
Restructuring charges	—	0.0%	2,288	0.9%
Other expenses	24,424	8.0%	24,996	9.3%

Total operating expenses	$236,053	77.6%	$227,773	84.8%

Labor and benefits expense was $101.5 million in the six months ended June 30, 2010, compared with $98.2 million in the six months ended June 30, 2009, an increase of $3.4 million, or 3.4%. The increase consisted of $4.6 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, as well as $3.0 million in higher wages, which were partially offset by a decrease of $4.2 million primarily due to savings from cost cutting measures such as furloughed employees.

Equipment rents expense was $15.9 million in the six months ended June 30, 2010, compared with $14.8 million in the six months ended June 30, 2009, an increase of $1.1 million, or 7.6%. The increase consisted primarily of $0.7 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Purchased services expense was $23.3 million in the six months ended June 30, 2010, compared with $19.3 million in the six months ended June 30, 2009, an increase of $4.0 million, or 20.6%. The increase consisted of $2.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and an increase of $1.7 million primarily due to higher equipment maintenance and additional operating costs as a result of increased volumes in our drayage business.

Depreciation and amortization expense was $24.9 million in the six months ended June 30, 2010, compared with $23.4 million in the six months ended June 30, 2009, an increase of $1.5 million, or 6.3%. The increase included $1.0 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Diesel fuel expense was $21.6 million in the six months ended June 30, 2010, compared with $16.3 million in the six months ended June 30, 2009, an increase of $5.3 million, or 32.4%. The increase consisted of $5.9 million resulting from a 36.2% increase in fuel cost per gallon, partially offset by a decline of $0.6 million from a 2.8% decrease in diesel fuel consumption.

Diesel fuel sold to third parties was $7.7 million in the six months ended June 30, 2010, compared with $6.5 million in the six months ended June 30, 2009, an increase of $1.2 million, or 18.6%. The increase consisted of $2.0 million resulting from a 31.0% increase in diesel fuel cost per gallon, partially offset by a decline of $0.8 million from a 9.5% decrease in diesel fuel gallons sold.

Net gain on sale of assets was $1.8 million in the six months ended June 30, 2010, compared with a net loss on the sale and impairment of assets of $4.7 million in the six months ended June 30, 2009. The $1.8 million gain in 2010 included gains resulting from the sale of excess locomotives, scrap railcars and certain track-related assets in North America. In 2009, the $4.7 million net loss included a $6.7 million non-cash write-down of HCRY’s non-current assets, partially offset by gains from the sale of certain track-related assets.

Restructuring charges of $2.3 million in the six months ended June 30, 2009, resulted from the planned shutdown of HCRY’s operations.

The remaining expenses combined were $42.9 million in the six months ended June 30, 2010, compared with $42.3 million in the six months ended June 30, 2009, an increase of $0.6 million, or 1.5%. The increase consisted of $1.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and a $1.2 million increase from FreightLink acquisition-related expenses, partially offset by $1.4 million of legal expenses associated with the resolution of an arbitration agreement in the second quarter of 2009.

Other Income (Expense) Items

Interest Income

Interest income was $0.9 million in the six months ended June 30, 2010, compared with $0.4 million in the six months ended June 30, 2009.

Interest Expense

Interest expense was $10.8 million in the six months ended June 30, 2010, compared with $14.3 million in the six months ended June 30, 2009, a decrease of $3.5 million, or 24.5%, resulting from lower outstanding debt primarily as a result of the repayment of our outstanding revolving credit facility in June of 2009.

Provision for Income Taxes

Our effective income tax rate in the six months ended June 30, 2010, was 37.2% compared with 21.5% in the six months ended June 30, 2009. The increase in 2010 was primarily attributable to approximately $4.4 million resulting from the expiration of the Short Line Tax Credit on December 31, 2009 and the HCRY-related tax benefit of $3.6 million recorded in the second quarter of 2009.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations attributable to our common stockholders in the six months ended June 30, 2010, was $36.7 million, compared with income from continuing operations attributable to our common stockholders of $22.1 million in the six months ended June 30, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the six months ended June 30, 2010, were $0.88 with 41.6 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.60 with 36.6 million weighted average shares outstanding in the six months ended June 30, 2009. Basic EPS from continuing operations attributable to our common stockholders were $0.95 with 38.7 million weighted average shares outstanding in the six months ended June 30, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $0.65 with 33.8 million weighted average shares outstanding in the six months ended June 30, 2009. The outstanding weighted average shares for the six months ended June 30, 2010 and 2009, included 4,600,000 and 203,315, respectively, weighted average shares issued in conjunction with the public offering of our Class A common stock on June 15, 2009.

Liquidity and Capital Resources

During the six months ended June 30, 2010, we generated $73.8 million of cash from continuing operations, compared with $44.1 million of cash from continuing operations during the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, changes in working capital decreased net cash flow from operating activities by $0.7 million and $6.4 million, respectively.

During the six months ended June 30, 2010 and 2009, our cash flows used in investing activities from continuing operations were $7.1 million and $26.1 million, respectively. For the six months ended June 30, 2010, primary drivers of cash used in investing activities were $28.6 million of cash used for capital expenditures, partially offset by $3.9 million in cash received from grants from outside parties for capital spending completed in 2010, $14.1 million in cash received from grants from outside parties for capital spending completed in prior years and $3.3 million in cash proceeds from the sale of property and equipment. For the six months ended June 30, 2009, primary drivers of cash used in investing activities were $37.7 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions, partially offset by $3.0 million in cash received from grants from outside parties for capital spending completed in 2009, $5.9 million in cash received from grants from outside parties for capital spending completed in prior years, $5.6 million in cash proceeds from the disposition of property and equipment and $2.9 million of insurance proceeds.

During the six months ended June 30, 2010, our cash flows used in financing activities from continuing operations were $9.9 million, compared with cash provided by financing activities from continuing operations of $9.7 million during the six months ended June 30, 2009. For the six months ended June 30, 2010, primary drivers of cash used in financing activities were $13.6 million of principal payments on outstanding debt, partially offset by net cash inflows of $5.2 million from exercises of stock-based awards. For the six months ended June 30, 2009, primary drivers of cash provided by financing activities from continuing operations were $107 million in proceeds from a public offering of 4,600,000 shares of our Class A common stock at $24.50 per share and $5.1 million from exercises of stock-based awards, partially offset by a net decrease in outstanding debt of $102.5 million.

At June 30, 2010, we had long-term debt, including current portion, totaling $435.7 million, which comprised 37.7% of our total capitalization, and we also had $299.9 million of unused borrowing capacity. At December 31, 2009, we had long-term debt, including current portion, totaling $449.4 million, which comprised 39.5% of our total capitalization.

We believe that our cash on hand and cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

Credit Facilities

On June 30, 2010, the Company entered into Amendment No. 1 and Joinder (the Credit Agreement Amendment) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008 (the Credit Agreement). The Credit Agreement Amendment facilitates the acquisition of the assets of FreightLink (the Australian Acquisition). Such assets will be acquired by the Company’s wholly-owned subsidiary GWA (North) Pty Ltd (Australian Newco), which will become a party to the Credit Agreement and guarantor for the foreign guaranteed obligations. Certain provisions of the amendment are effective as of June 8, 2010, and others are effective upon the closing of the acquisition.

As of June 8, 2010, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back transaction costs incurred in connection with the Australian Acquisition to EBITDA (whether or not the acquisition is consummated); (ii) amended the restrictions on indebtedness to permit various obligations among Genesee & Wyoming Australia and affiliated subsidiaries pursuant to an Australian tax sharing agreement; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guaranties, and to permit a guaranty by the Company of Australian Newco’s obligations and performance in connection with the Australian Acquisition.

Upon the closing of the Australian Acquisition, the amendment will increase the range of the applicable margin for borrowings bearing interest at the base rate from a low of 0.25% to a low of 0.75% and from a high of 1.00% to a high of 1.50%, increase the range of the applicable margin for borrowings bearing interest at the LIBOR rate from a low of 1.25% to a low of 1.75% and from a high of 2.00% to a high of 2.50% and increase the low range of the commitment fee rate from 0.20% to 0.25% and from a high of 0.40% to a high of 0.50%, in each case dependent on a ratio of funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expenses). The amendment also changes the definition of Consolidated EBITDAR to give pro forma effect to the Australian Acquisition, allows for an additional United States borrower and amends certain covenants, in each case, to permit the Australian Acquisition and the entry into related documentation.

As of June 30, 2010, our $300.0 million revolving credit facility, which matures in 2013, consisted of letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. Our credit facilities require us to comply with certain financial covenants. As of June 30, 2010, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, the $299.9 million unused borrowing capacity is available for general corporate purposes, including acquisitions. See Note 7, Long-term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2009, for additional information regarding our credit facilities.

2010 Budgeted Capital Expenditures

We have budgeted $57 million for capital expenditures in 2010, which consists of property and equipment improvements on our existing business of $56 million and new business development projects of $1 million. In addition, we expect to receive approximately $35 million of grants from outside parties to fund additional property and equipment expenditures related to our existing business in 2010. Including these grant-funded projects, we have budgeted a total of $92 million for capital expenditures in 2010. During the six months ended June 30, 2010, we also approved $12 million of additional capital expenditures, primarily associated with a new service contract to haul iron ore in Canada. These additional capital expenditures (New Projects) represent capital expenditures approved subsequent to our annual budgeting process.

For the six months ended June 30, 2010, we have incurred $26.7 million in aggregate capital expenditures, of which we have paid $18.4 million in cash and accrued $8.3 million in accounts payable as of June 30, 2010. We expect to receive $5.4 million in grants from outside parties related to this year-to-date activity, of which we have received $3.9 million and recorded $1.5 million in outstanding grant receivables from outside parties as of June 30, 2010.

Cash paid for purchases of property and equipment of $28.6 million for the six months ended June 30, 2010, included $18.4 million for 2010 capital projects and $10.3 million related to capital expenditures accrued in 2009. Grant proceeds of $18.0 million received in the six months ended June 30, 2010, included $3.9 million related to 2010 capital projects and $14.1 million from grants related to our capital expenditures from prior years.

Accordingly, capital expenditures for the six months ended June 30, 2010, as compared with our 2010 full year capital expenditure estimate can be summarized as follows (dollars in thousands):

	Full Year 2010 Estimate	Six Months Ended June 30, 2010
Total capital expenditures	$92,000	$24,865
New projects	12,000	1,820
Grant proceeds from outside parties	(38,000)	(5,399)

Net capital expenditures	$66,000	$21,286

Impact of Foreign Currencies on Operating Revenues

When comparing the effects of average foreign currency exchange rates on revenues during the six months ended June 30, 2010, to the six months ended June 30, 2009, foreign currency translation had a net positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar, partially offset by the weakening of the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia.

The following table sets forth the estimated impact of foreign currency translation on reported operating revenues for the six months ended June 30, 2010 (dollars in thousands):

	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
Operating revenues:
United States	$214,321	$—	$214,321
Australia	59,792	9,114	50,678
Canada	25,621	3,550	22,071
Netherlands	4,298	(6)	4,304

Total operating revenues	$304,032	$12,658	$291,374

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2009, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the six months ended June 30, 2010.

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

On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $9.7 million at June 30, 2010 and $6.6 million at December 31, 2009. During the six months ended June 30, 2010, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there is the possibility of a material adverse impact on our results of operations, financial position or liquidity as of and for the period in which the ruling occurs.

ITEM 1A.	RISK FACTORS.

For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2010	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	232	$34.43	—	—
May 1 to May 31	9,322	$37.20	—	—
June 1 to June 30	—	$—	—	—

Total	9,554	$37.13	—	—

(1)	The 9,554 shares acquired in the three months ended June 30, 2010, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: August 6, 2010	By:	/s/ Timothy J. Gallagher
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: August 6, 2010	By:	/s/ Christopher F. Liucci
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

INDEX TO EXHIBITS

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

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

*10.1	Business Sale Agreement dated June 9, 2010, by and among FreightLink Pty Ltd (Receivers and Managers Appointed), Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed) (“APT”), other APT joint venture sellers, GWA (North) Pty Limited and Genesee & Wyoming Inc.

*10.2	Amendment No. 1 and Joinder to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 30, 2010.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101	The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010, formatted in XBRL includes: (i) Consolidated Income Statements for the three and six months ended June 30, 2010 and June 30, 2009, (ii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Consolidated Cash Flow Statements for the six months ended June 30, 2010 and June 30, 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Exhibit filed with this Report.