Form 10-Q
period 2010-09-30
GENESEE & WYOMING INC
filed 2010-11-08
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on October 29, 2010:

Class	Number of Shares Outstanding
Class A Common Stock	39,008,233
Class B Common Stock	2,459,027

Forward-Looking Statements

This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads, including, but not limited to, the acquisition of FreightLink (as defined herein); economic, political and industry conditions; customer demand, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; strikes or work stoppages; severe weather conditions and other natural occurrences; and others including but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2009 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 and DECEMBER 31, 2009

(in thousands, except share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,659	$105,707
Accounts receivable, net	113,646	109,931
Materials and supplies	9,578	8,939
Prepaid expenses and other	15,851	13,223
Deferred income tax assets, net	15,447	15,161
Current assets of discontinued operations	107	282

Total current assets	351,288	253,243

PROPERTY AND EQUIPMENT, net	1,051,973	1,024,297
GOODWILL	160,626	161,208
INTANGIBLE ASSETS, net	239,128	244,464
DEFERRED INCOME TAX ASSETS, net	2,891	3,122
OTHER ASSETS, net	12,612	10,698

Total assets	$1,818,518	$1,697,032

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$28,046	$27,818
Accounts payable	116,729	104,813
Accrued expenses	50,092	38,181
Deferred income tax liabilities, net	986	971
Current liabilities of discontinued operations	2	11

Total current liabilities	195,855	171,794

LONG-TERM DEBT, less current portion	401,863	421,616
DEFERRED INCOME TAX LIABILITIES, net	262,969	244,924
DEFERRED ITEMS - grants from outside parties	161,828	146,345
OTHER LONG-TERM LIABILITIES	27,212	23,476
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 51,435,587 and 50,876,873 shares issued and 39,000,689 and 38,466,567 shares outstanding (net of 12,434,898 and 12,410,306 shares in treasury) on September 30, 2010 and December 31, 2009, respectively	514	509
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,459,027 and 2,558,790 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	25	26
Additional paid-in capital	344,217	330,710
Retained earnings	602,315	540,925
Accumulated other comprehensive income	25,346	19,483
Treasury stock, at cost	(203,626)	(202,776)

Total equity	768,791	688,877

Total liabilities and equity	$1,818,518	$1,697,032

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

OPERATING REVENUES	$156,492	$136,446	$460,524	$404,959

OPERATING EXPENSES:
Labor and benefits	50,840	45,958	152,357	144,112
Equipment rents	8,201	7,447	24,116	22,240
Purchased services	13,965	10,999	37,257	30,316
Depreciation and amortization	12,506	12,050	37,406	35,473
Diesel fuel used in operations	10,037	7,921	31,679	24,265
Diesel fuel sold to third parties	4,840	3,603	12,543	10,096
Casualties and insurance	3,104	4,243	10,131	10,707
Materials	5,349	5,201	16,830	16,552
Net (gain)/loss on sale and impairment of assets	(2,434)	96	(4,282)	4,746
Gain on insurance recoveries	—	(2,644)	—	(3,144)
Restructuring charges	(2,349)	—	(2,349)	2,288
Other expenses	13,921	10,457	38,345	35,453

Total operating expenses	117,980	105,331	354,033	333,104

INCOME FROM OPERATIONS	38,512	31,115	106,491	71,855

Gain on sale of investment in Bolivia	—	427	—	427
Interest income	703	252	1,597	677
Interest expense	(5,474)	(6,376)	(16,247)	(20,650)
Other income, net	418	665	693	1,909

Income from continuing operations before income taxes	34,159	26,083	92,534	54,218
Provision for income taxes	12,109	6,361	33,817	12,397

Income from continuing operations, net of tax	22,050	19,722	58,717	41,821
Income from discontinued operations, net of tax	2,745	2,017	2,673	1,348

Net income	24,795	21,739	61,390	43,169
Less: Net income attributable to noncontrolling interest	—	(78)	—	(146)

Net income attributable to Genesee & Wyoming Inc.	$24,795	$21,661	$61,390	$43,023

Basic earnings per share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$0.57	$0.51	$1.51	$1.18
Basic earnings per common share from discontinued operations	0.07	0.05	0.07	0.04

Basic earnings per common share	$0.64	$0.56	$1.58	$1.22

Weighted average shares - basic	38,940	38,388	38,774	35,328

Diluted earnings per share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$0.53	$0.48	$1.41	$1.09
Diluted earnings per common share from discontinued operations	0.07	0.05	0.06	0.04

Diluted earnings per common share	$0.59	$0.53	$1.47	$1.13

Weighted average shares - diluted	41,894	41,183	41,675	38,163

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,390	$43,169
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(2,673)	(1,348)
Depreciation and amortization	37,406	35,473
Compensation cost related to equity awards	5,234	4,227
Excess tax benefit from share-based compensation	(1,010)	(1,173)
Deferred income taxes	19,277	890
Net (gain)/loss on sale and impairment of assets	(4,282)	4,746
Gain on sale of investment in Bolivia	—	(427)
Gain on insurance recoveries	—	(3,144)
Insurance proceeds received	—	2,175
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	(5,656)	9,481
Materials and supplies	(255)	514
Prepaid expenses and other	(2,346)	1,595
Accounts payable and accrued expenses	20,767	(7,269)
Other assets and liabilities, net	(620)	(523)

Net cash provided by operating activities from continuing operations	127,232	88,386
Net cash provided by/(used in) operating activities from discontinued operations	913	(275)

Net cash provided by operating activities	128,145	88,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,642)	(59,977)
Grant proceeds from outside parties	25,198	16,530
Cash paid for acquisitions, net of cash acquired	—	(5,780)
Insurance proceeds for the replacement of assets	—	3,996
Proceeds from the sale of investments	208	3,771
Proceeds from disposition of property and equipment	4,090	6,196

Net cash used in investing activities from continuing operations	(28,146)	(35,264)
Net cash provided by investing activities from discontinued operations	1,831	1,774

Net cash used in investing activities	(26,315)	(33,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(20,433)	(207,221)
Proceeds from issuance of long-term debt	—	98,000
Stock issuance proceeds, net of stock issuance costs	—	106,641
Debt amendment costs	(1,641)	—
Proceeds from employee stock purchases	7,259	5,307
Treasury stock purchases	(849)	(434)
Excess tax benefit from share-based compensation	1,010	1,173

Net cash (used in)/provided by financing activities	(14,654)	3,466

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,680	6,130

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	96	108

INCREASE IN CASH AND CASH EQUIVALENTS	90,952	64,325
CASH AND CASH EQUIVALENTS, beginning of period	105,707	31,693

CASH AND CASH EQUIVALENTS, end of period	$196,659	$96,018

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (United States GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2010 and 2009, are presented on a basis consistent with the audited financial statements (except as described below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2009 was derived from the audited financial statements in the Company’s 2009 Annual Report on Form 10-K (except as described below) but does not include all disclosures required by United States GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation.

In order to improve comparability of the Company’s results with those of other railroad companies, effective with the Company’s Consolidated Statement of Operations for the year ended December 31, 2009, the Company’s operating expenses are presented using a natural classification. Previously, the Company’s operating expenses were presented using a functional classification basis. The Company’s operating expenses in its Consolidated Statements of Operations for the three and nine months ended September 30, 2009, are presented using a natural classification to conform to this new presentation. This revised presentation had no effect on previously reported total operating expenses, net income or earnings per share.

2. CHANGES IN OPERATIONS:

Australia

In June 2010, the Company signed an agreement to acquire the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) for A$334 million (or $333 million at the September 30, 2010 exchange rate), plus the assumption of debt with a carrying value of A$1.7 million (or $1.6 million at the September 30, 2010 exchange rate), which represents the present value of a A$50 million (or $48 million at the September 30, 2010 exchange rate) non-interest bearing loan due in 2054. On January 1, 2009, the Company adopted certain changes in United States GAAP for the accounting for mergers and acquisitions. Under the new accounting standards, transaction costs associated with acquisitions will be expensed as incurred, rather than capitalized. The Company expects to incur FreightLink acquisition-related expenses totaling approximately A$23 million (or $22 million at the September 30, 2010 exchange rate) in the quarter in which the acquisition closes, principally related to the payment of stamp duty (an Australian asset transfer tax). Through the nine months ended September 30, 2010, the Company has incurred $4.2 million of expenses related to the pending FreightLink acquisition. The acquisition is contingent upon customary closing conditions, including the receipt of certain government approvals. The Company expects to close the acquisition and to commence operations in the fourth quarter of 2010.

FreightLink is the concessionaire and operator of the 1,400-mile Tarcoola to Darwin rail line, linking the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to FreightLink by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. FreightLink is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, Genesee & Wyoming Australia, has historically operated FreightLink’s rail haulage services and currently provides its crews, manages its train operations and also leases locomotives and wagons to FreightLink.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On June 30, 2010, the Company entered into Amendment No. 1 and Joinder (the Credit Agreement Amendment) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008 (the Credit Agreement). The Credit Agreement Amendment facilitates the acquisition of the assets of FreightLink (the Australian Acquisition). These assets will be acquired by the Company’s wholly-owned subsidiary GWA (North) Pty Ltd (Australian Newco), which will become a party to the Credit Agreement and guarantor of the foreign guaranteed obligations. While certain provisions of the amendment were effective as of June 8, 2010, others will become effective upon the closing of the acquisition.

As of June 8, 2010, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back transaction costs incurred in connection with the Australian Acquisition to EBITDA (whether or not the acquisition is consummated) in an aggregate amount not to exceed $25 million; (ii) amended the restrictions on indebtedness to permit various obligations among Genesee & Wyoming Australia and affiliated subsidiaries; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guarantees, and to permit a guaranty by the Company of Australian Newco's obligations and performance in connection with the Australian Acquisition.

Upon the closing of the Australian Acquisition, the range of applicable margin for borrowings bearing interest at the base rate will increase from a low of 0.25% to a low of 0.75% and from a high of 1.00% to a high of 1.50%, the range of applicable margin for borrowings bearing interest at the LIBOR rate will increase from a low of 1.25% to a low of 1.75% and from a high of 2.00% to a high of 2.50% and the commitment fee rate will increase from a range of 0.20% to 0.40% to a range of 0.25% to 0.50%, in each case dependent on a ratio of funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expenses). The Credit Agreement Amendment also changes the definition of Consolidated EBITDAR to give pro forma effect to the Australian Acquisition, allows for an additional United States borrower and amends certain covenants to permit the Australian Acquisition and the entry into related documentation.

Canada

Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. As a result, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY, reflecting a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and Ontario agreed to provide C$30 million (or $29 million at the September 30, 2010 exchange rate) to fund infrastructure improvements that will enable HCRY to continue operations on a long-term basis. In addition, HCRY expects to fund approximately $3 million for infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations.

Discontinued Operations

In August of 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. Accordingly, the Company recorded a net gain of $2.2 million on the sale within discontinued operations. In August 2010, the Company recognized a net gain of $2.8 million ($2.8 million after-tax) within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005. The Company will utilize capital loss carryforwards, which were previously subject to a full valuation allowance, to offset any tax on this gain.

As of September 30, 2010, there were net assets of $0.1 million remaining on the Company’s balance sheet related to discontinued operations in Mexico. The results of operations and cash flows of the Company’s remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material for the three and nine months ended September 30, 2010 and 2009. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary.

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

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$22,050	$19,644	$58,717	$41,675
Income from discontinued operations, net of tax	2,745	2,017	2,673	1,348

Net income	$24,795	$21,661	$61,390	$43,023

Denominators:
Weighted average Class A common shares outstanding - Basic	38,940	38,388	38,774	35,328
Weighted average Class B common shares outstanding	2,463	2,559	2,489	2,564
Dilutive effect of employee stock grants	491	236	412	271

Weighted average shares - Diluted	41,894	41,183	41,675	38,163

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$0.57	$0.51	$1.51	$1.18
Earnings per common share from discontinued operations	0.07	0.05	0.07	0.04

Earnings per common share	$0.64	$0.56	$1.58	$1.22

Diluted:
Earnings per common share from continuing operations	$0.53	$0.48	$1.41	$1.09
Earnings per common share from discontinued operations	0.07	0.05	0.06	0.04

Earnings per common share	$0.59	$0.53	$1.47	$1.13

The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anti-dilutive shares	288,560	1,616,570	621,499	1,613,494

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock Offering

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share. The Company received net proceeds of $107 million from the sale of its Class A common stock. The Company used a portion of the proceeds along with cash on hand to repay $108 million of its revolving credit facility, which represented the entire balance then outstanding.

The outstanding weighted average shares for the nine months ended September 30, 2010 and 2009, included 4,600,000 and 1,684,982, respectively, weighted average shares issued in conjunction with the public offering of the Company’s Class A common stock on June 15, 2009.

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Accounts receivable - trade	$106,212	$98,036
Accounts receivable - grants	10,915	15,659

Total accounts receivable	117,127	113,695
Less: allowance for doubtful accounts	(3,481)	(3,764)

Accounts receivable, net	$113,646	$109,931

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

On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

a fixed rate of 3.88% on the notional amount. This swap expires on September 30, 2013. In return, the Company receives one-month LIBOR on the notional amounts of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit facilities. The fair value of this interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of September 30, 2010, did not result in the reclassification of any gain or loss from accumulated other comprehensive income into earnings.

The following table presents the impact of the derivative instrument and its location within the unaudited consolidated balance sheets at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a hedging instrument:
Interest rate swap agreement	Other long-term liabilities	$10,911	Other long-term liabilities	$6,624

Total derivative financial instrument		$10,911		$6,624

6. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company applies the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

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

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of September 30, 2010, the Company’s derivative financial instruments consisted solely of an interest rate swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity.

The following table presents the Company’s financial instrument that is carried at fair value as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010	December 31, 2009
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$10,911	$6,624

Total financial liabilities carried at fair value	$10,911	$6,624

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$75,828	$75,000	$71,184
Series B senior notes	100,000	103,662	100,000	89,320
Series C senior notes	25,000	23,824	25,000	22,027
United States term loan	198,000	189,842	216,000	196,281
Canadian term loan	24,988	23,439	26,676	21,530
Other debt	6,921	6,965	6,758	6,112

Total	$429,909	$423,560	$449,434	$406,454

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended September 30, 2010, was 35.4% compared with 24.4% in the three months ended September 30, 2009. The Company’s effective income tax rate in the nine months ended September 30, 2010, was 36.5% compared with 22.9% in the nine months ended September 30, 2009. The increase in 2010 was primarily attributable to the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, on December 31, 2009, as well as the HCRY-related tax benefit of $3.6 million recorded in the second quarter of 2009.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009. The income tax credit provided for Class II and Class III railroads to reduce their federal income tax based on 50% of qualified railroad track maintenance expenditures during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, the Company incurred sufficient spending to meet the limitation.

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

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$24,795	$21,739
Other comprehensive income:
Foreign currency translation adjustments	20,479	13,382
Net unrealized loss on qualifying cash flow hedges, net of tax benefit of $429 and $240, respectively	(755)	(423)
Changes in pension and other postretirement benefits, net of tax provisions of $20 and $29, respectively	35	51

Comprehensive income	44,554	34,749
Comprehensive income attributable to noncontrolling interest	—	(78)

Comprehensive income attributable to Genesee & Wyoming Inc.	$44,554	$34,671

	Nine Months Ended September 30,
	2010	2009
Net income	$61,390	$43,169
Other comprehensive income:
Foreign currency translation adjustments	8,287	27,457
Net unrealized (loss)/income on qualifying cash flow hedges, net of tax benefit/(provision) of $1,554 and ($1,689), respectively	(2,733)	2,970
Changes in pension and other postretirement benefits, net of tax provisions of $176 and $59, respectively	309	103

Comprehensive income	67,253	73,699
Comprehensive income attributable to noncontrolling interest	—	(146)

Comprehensive income attributable to Genesee & Wyoming Inc.	$67,253	$73,553

The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2009	$24,028	$(322)	$(4,223)	$19,483
Current period change	8,287	309	(2,733)	5,863

Balance, September 30, 2010	$32,315	$(13)	$(6,956)	$25,346

The change in the foreign currency translation adjustment for the nine months ended September 30, 2010, related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.

10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

As of September 30, 2010 and 2009, the Company had outstanding grant receivables from outside parties for capital expenditures of $10.9 million and $12.2 million, respectively. As of September 30, 2010 and 2009, the Company also had approximately $12.4 million and $8.8 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance was effective for the Company as of January 1, 2010. The Company’s adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

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

12. SUBSEQUENT EVENTS:

On October 15, 2010, the Company entered into Amendment No. 2 and Joinder (the Credit Agreement Amendment No. 2) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008, which provides, among other things, commitments for the Company’s Australian Borrower to draw an additional $50 million revolving loan effective once all the conditions precedent for the Australian Acquisition are met.

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

Net income attributable to Genesee & Wyoming Inc. (GWI) in the three months ended September 30, 2010, was $24.8 million, compared with net income attributable to GWI of $21.7 million in the three months ended September 30, 2009. Our diluted earnings per share (EPS) attributable to our common stockholders in the three months ended September 30, 2010, were $0.59 with 41.9 million weighted average shares outstanding, compared with diluted EPS attributable to our common stockholders of $0.53 with 41.2 million weighted average shares outstanding in the three months ended September 30, 2009.

Our income from continuing operations in the three months ended September 30, 2010, was $22.1 million, or $0.53 per diluted share, compared with income from continuing operations of $19.7 million, or $0.48 per diluted share, in the three months ended September 30, 2009.

In the three months ended September 30, 2010, total revenues increased $20.0 million, or 14.7%, to $156.5 million, compared with $136.4 million in the three months ended September 30, 2009. The increase in total revenues in the three months ended September 30, 2010, included a $1.9 million net benefit due to the appreciation of the Australian and Canadian dollars versus the United States dollar, partially offset by the depreciation of the Euro versus the United States dollar. Excluding the impact from the change in foreign currency exchange rates, total revenues increased $18.1 million, or 13.3%.

Freight revenues increased $12.7 million, or 15.3%, to $95.9 million in the three months ended September 30, 2010, compared with $83.2 million in the three months ended September 30, 2009. The increase in freight revenues included a benefit of $0.9 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the impact from foreign currency appreciation, freight revenues increased by $11.8 million, or 14.2%.

Our traffic in the three months ended September 30, 2010, was 217,390 carloads, an increase of 20,303 carloads, or 10.3%, compared with the three months ended September 30, 2009. The traffic increase in the three months ended September 30, 2010, was principally due to increases of 10,216 carloads of farm and food products traffic, 3,088 carloads of chemicals-plastics traffic and 2,145 carloads of other commodity traffic. All other traffic increased by a net 4,854 carloads.

Average freight revenues per carload increased 4.5% to $441 in the three months ended September 30, 2010, compared with $422 in the three months ended September 30, 2009. The appreciation of the Australian and Canadian dollars relative to the United States dollar, higher fuel surcharges and changes in commodity mix increased average revenues per carload by 1.1%, 1.5% and 1.7%, respectively. Excluding these factors, average revenues per carload increased 0.2%. Average freight revenues per carload were negatively impacted by changes in the mix of customers within certain commodity groups.

Our non-freight revenues increased $7.3 million, or 13.8%, to $60.6 million in the three months ended September 30, 2010, compared with $53.3 million in the three months ended September 30, 2009. The increase in non-freight revenues included a net benefit of $1.0 million due to the impact from the change in foreign currency exchange rates. Excluding this impact, non-freight revenues increased $6.3 million, or 11.8%, primarily due to higher switching revenues and other operating income.

Operating income in the three months ended September 30, 2010, was $38.5 million, compared with $31.1 million in the three months ended September 30, 2009, an increase of $7.4 million. Our operating ratio, defined as operating expenses divided by operating revenues, was 75.4% in the three months ended September 30, 2010, compared with 77.2% in the three months ended September 30, 2009. Operating income in the three months ended September 30, 2010, benefited from $2.4 million in gains on the sale of assets and the reversal of $2.3 million of previously accrued restructuring charges associated with Huron Central Railway, Inc. (HCRY), partially offset by FreightLink acquisition-related expenses of $3.0 million. For the three months ended September 30, 2009, operating income benefited from a $2.6 million gain on insurance recoveries and a $0.6 million gain on the sale of assets, partially offset by a $0.7 million impairment of assets.

For the nine months ended September 30, 2010, we reported income from continuing operations of $58.7 million, a 40.4% increase over $41.8 million for the nine months ended September 30, 2009. Our diluted EPS from continuing operations were $1.41 for the nine months ended September 30, 2010, with 41.7 million weighted average shares outstanding, a 29.4% increase over diluted EPS from continuing operations of $1.09 for the nine months ended September 30, 2009, with 38.2 million weighted average shares outstanding.

Our results for the nine months ended September 30, 2009, included a net tax benefit of $8.7 million, or $0.23 per diluted share, associated with the expiration of the United States railroad track maintenance credit, known as the Short Line Tax Credit, and a net loss of $5.4 million, or $0.14 per diluted share, from the write-down of HCRY’s non-current assets and related charges.

During the nine months ended September 30, 2010, we generated $127.2 million in cash flow from operating activities from continuing operations. We purchased $57.6 million of property and equipment, received $11.0 million in cash from outside parties for capital spending completed in 2010 and $14.2 million in cash from outside parties for capital spending completed in prior years. We also received $4.1 million in proceeds from the disposition of property and equipment and $0.2 million in proceeds from the sale of an investment.

Changes in Operations

Australia

In June 2010, we signed an agreement to acquire the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) for A$334 million (or $333 million at the September 30, 2010 exchange rate), plus the assumption of debt with a carrying value of A$1.7 million (or $1.6 million at the September 30, 2010 exchange rate), which represents the present value of a A$50 million (or $48 million at the September 30, 2010 exchange rate) non-interest bearing loan due in 2054. On January 1, 2009, we adopted certain changes in United States Generally Accepted Accounting Principles for the accounting for mergers and acquisitions. Under the new accounting standards, transaction costs associated with acquisitions will be expensed as incurred, rather than capitalized. We expect to incur FreightLink acquisition-related expenses totaling approximately A$23 million (or $22 million at the September 30, 2010 exchange rate), in the quarter in which the acquisition closes, principally related to the payment of stamp duty (an Australian asset transfer tax). Through the nine months ended September 30, 2010, we incurred $4.2 million of expenses related to the pending FreightLink acquisition. The acquisition is contingent upon customary closing conditions, including the receipt of certain government approvals. We expect to close the acquisition and to commence operations in the fourth quarter of 2010.

FreightLink is the concessionaire and operator of the 1,400-mile Tarcoola to Darwin rail line, linking the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to FreightLink by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. FreightLink is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. Our subsidiary, Genesee & Wyoming Australia, has historically operated FreightLink’s rail haulage services and currently provides its crews, manages its train operations and also leases locomotives and wagons to FreightLink.

On June 30, 2010, we entered into Amendment No. 1 and Joinder (the Credit Agreement Amendment) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008 (the Credit Agreement). The Credit Agreement Amendment facilitates the acquisition of the assets of FreightLink (the Australian Acquisition). These assets will be acquired by our wholly-owned subsidiary GWA (North) Pty Ltd (Australian Newco), which will become a party to the Credit Agreement and guarantor of the foreign guaranteed obligations. While certain provisions of the amendment were effective as of June 8, 2010, others will become effective upon the closing of the acquisition.

Canada

Huron Central Railway Inc: In June 2009, we announced that our subsidiary, HCRY, intended to cease its operations in the third quarter of 2009. As a result, in the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with HCRY, reflecting a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and Ontario agreed to provide C$30 million (or $29 million at the September 30, 2010 exchange rate) to fund infrastructure improvements that will enable HCRY to continue operations on a long-term basis. In addition, HCRY expects to fund approximately $3 million for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations.

Discontinued Operations

In August of 2009, we completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. Accordingly, we recorded a net gain of $2.2 million on the sale within discontinued operations. In August 2010, we recognized a net gain of $2.8 million ($2.8 million after-tax) within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005. We will utilize capital loss carryforwards, which were previously subject to a full valuation allowance, to offset any tax on this gain.

As of September 30, 2010, there were net assets of $0.1 million remaining on our balance sheet related to discontinued operations in Mexico. The results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material for the three and nine months ended September 30, 2010 and 2009. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.

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

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Operating Revenues

Overview

Operating revenues were $156.5 million in the three months ended September 30, 2010, compared with $136.4 million in the three months ended September 30, 2009, an increase of $20.0 million, or 14.7%. The increase in operating revenues included increases of $12.7 million in freight revenues and $7.3 million in non-freight revenues. The $20.0 million increase in operating revenues included a net benefit of $1.9 million from the change in foreign currency exchange rates.

The following table breaks down our operating revenues into freight and non-freight revenues for the three months ended September 30, 2010 and 2009 (dollars in thousands):

			Variance
	2010	2009	Amount	%
Freight revenues	$95,857	$83,160	$12,697	15.3%
Non-freight revenues	60,635	53,286	7,349	13.8%

Total operating revenues	$156,492	$136,446	$20,046	14.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Coal, Coke & Ores	$17,328	18.1%	$17,116	20.7%	50,071	23.0%	49,720	25.2%	$346	$344
Pulp & Paper	14,381	15.0%	12,794	15.4%	23,823	11.0%	22,385	11.4%	604	572
Farm & Food Products	13,944	14.6%	8,575	10.3%	27,179	12.5%	16,963	8.6%	513	506
Minerals & Stone	12,020	12.5%	10,867	13.1%	37,291	17.1%	36,459	18.5%	322	298
Chemicals-Plastics	10,337	10.8%	8,251	9.9%	14,979	6.9%	11,891	6.0%	690	694
Metals	9,236	9.6%	8,432	10.1%	19,576	9.0%	18,148	9.2%	472	465
Lumber & Forest Products	7,688	8.0%	7,485	9.0%	16,912	7.8%	16,813	8.5%	455	445
Petroleum Products	4,718	4.9%	4,357	5.2%	7,030	3.2%	6,522	3.3%	671	668
Autos & Auto Parts	1,400	1.5%	1,191	1.4%	2,119	1.0%	1,921	1.0%	661	620
Other	4,805	5.0%	4,092	4.9%	18,410	8.5%	16,265	8.3%	261	252

Total	$95,857	100.0%	$83,160	100.0%	217,390	100.0%	197,087	100.0%	$441	$422

Total carloads increased by 20,303 carloads, or 10.3%, in the three months ended September 30, 2010, compared with the same period in 2009.

The overall average freight revenues per carload increased 4.5% to $441 in the three months ended September 30, 2010, compared with the same period in 2009. This increase included a 1.1% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, changes in the commodity mix and higher fuel surcharges increased average revenues per carload by 1.7% and 1.5%, respectively. Excluding these factors, average revenues per carload increased 0.2% primarily due to customer rate increases and new customers. Average revenues per carload were negatively impacted by changes in the mix of customers within certain commodity groups.

The following table sets forth freight revenues by commodity group for the three months ended September 30, 2010 and 2009 (dollars in thousands):

			Variance
Commodity Group	2010	2009	Amount	%
Coal, Coke & Ores	$17,328	$17,116	$212	1.2%
Pulp & Paper	14,381	12,794	1,587	12.4%
Farm & Food Products	13,944	8,575	5,369	62.6%
Minerals & Stone	12,020	10,867	1,153	10.6%
Chemicals-Plastics	10,337	8,251	2,086	25.3%
Metals	9,236	8,432	804	9.5%
Lumber & Forest Products	7,688	7,485	203	2.7%
Petroleum Products	4,718	4,357	361	8.3%
Autos & Auto Parts	1,400	1,191	209	17.5%
Other	4,805	4,092	713	17.4%

Total freight revenues	$95,857	$83,160	$12,697	15.3%

The following information discusses the significant changes in freight revenues by commodity group.

Coal, coke and ores revenues increased $0.2 million, or 1.2%. The increase consisted of $0.1 million due to a 0.6% increase in average revenues per carload and $0.1 million due to a 351, or 0.7%, carload increase. The carload increase was primarily due to increased demand for metallurigical coal, partially offset by decreased coal carloads due to a maintenance outage at a coal mine we serve in Utah.

Pulp and paper revenues increased $1.6 million, or 12.4%. The increase consisted of $0.9 million due to a 1,438, or 6.4%, carload increase and $0.7 million due to a 5.6% increase in average revenues per carload. The carload increase was primarily due to higher levels of export pulp and paper and the general improvement in the economy, partially offset by production reductions at paper mills we serve in Canada. The increase in average revenues per carload was primarily due to a change in the mix of paper traffic.

Farm and food products revenues increased $5.4 million, or 62.6%. The increase was primarily due to a 10,216, or 60.2%, carload increase resulting from an increase in export grain traffic in Australia.

Minerals and stone revenues increased $1.2 million, or 10.6%. The increase consisted of $0.9 million due to an 8.1% increase in average revenues per carload and $0.3 million due to an 832, or 2.3%, carload increase. The increase in average revenues per carload was primarily the result of higher rates on both new and existing customer traffic and a benefit of $0.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The increase in carloads was primarily due to the general improvement in the economy and new customer traffic.

Chemicals and plastics revenues increased $2.1 million, or 25.3%. The increase was primarily due to a 3,088, or 26.0%, increase in carloads. The carload increase was primarily due to the general improvement in the economy.

Metals revenues increased $0.8 million, or 9.5%. The increase consisted of $0.7 million due to a 1,428, or 7.9%, carload increase and $0.1 million due to a 1.5% increase in average revenues per carload. The carload increase was primarily due to increased customer shipments of pipe for the oil and gas exploration industries and a shift in the mode of transportation from truck to rail.

Other freight revenues increased $0.7 million, or 17.4%. The increase consisted of $0.6 million due to a 2,145, or 13.2%, carload increase and $0.1 million due to a 3.6% increase in average revenues per carload. The carload increase was primarily due to additional shipments of solid waste and an increase in haulage traffic of domestic and export coal.

Freight revenues from all remaining commodities increased by $0.8 million, or 5.9%. The increase consisted primarily of $0.5 million due to an 805, or 3.2%, carload increase and $0.3 million due to a 1.3% increase in average revenues per carload.

Non-Freight Revenues

The following table compares non-freight revenues for the three months ended September 30, 2010 and 2009 (dollars in thousands):

					Variance
	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Railcar switching	$28,578	47.1%	$25,625	48.1%	$2,953	11.5%
Car hire and rental income	6,016	9.9%	5,297	9.9%	719	13.6%
Fuel sales to third parties	5,228	8.6%	3,821	7.2%	1,407	36.8%
Demurrage and storage	6,268	10.4%	5,550	10.4%	718	12.9%
Car repair services	1,800	3.0%	2,039	3.8%	(239)	(11.7%)
Other operating income	12,745	21.0%	10,954	20.6%	1,791	16.4%

Total non-freight revenues	$60,635	100.0%	$53,286	100.0%	$7,349	13.8%

The $7.3 million increase in non-freight revenues included a net benefit of $1.0 million from the change in foreign currency exchange rates.

The following information discusses the significant changes in non-freight revenues.

Railcar switching revenues increased $3.0 million, or 11.5%. The increase included a $2.3 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada and a $0.5 million increase in port switching revenues primarily due to new customers in the Port of Rotterdam.

Car hire and rental income revenues increased $0.7 million, or 13.6%. The increase was primarily due to increased freight car rental income resulting from increased carload traffic in North America.

Fuel sales to third parties increased $1.4 million, or 36.8%, primarily due to a $0.9 million increase resulting from a 22.1% increase in gallons sold and a $0.5 million increase resulting from a 12.0% increase in average price per gallon.

Demurrage and storage revenues increased $0.7 million, or 12.9%. The increase was primarily due to demurrage revenues from new customers.

All other non-freight revenues increased $1.6 million, or 11.9%. The increase included a benefit of $0.5 million due to the impact from the change in foreign currency exchange rates and $1.1 million primarily related to increases in our Australian crewing services and a temporary operating agreement at HCRY.

Operating Expenses

Overview

Operating expenses were $118.0 million in the three months ended September 30, 2010, compared with $105.3 million in the three months ended September 30, 2009, an increase of $12.6 million, or 12.0%. The appreciation of the Australian and Canadian dollars relative to the United States dollar resulted in $1.5 million of this increase in operating expenses. Our operating expenses for the three months ended September 30, 2010, included expenses associated with the pending FreightLink acquisition of $3.0 million, partially offset by gains on the sale of assets of $2.4 million and a $2.3 million reversal of restructuring charges associated with the second quarter of 2009 impairment of HCRY. Our operating expenses for the three months ended September 30, 2009, included a $2.6 million gain on insurance recoveries.

Operating Ratios

Our operating ratio decreased to 75.4% in the three months ended September 30, 2010, from 77.2% in the three months ended September 30, 2009.

The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$50,840	32.5%	$45,958	33.7%
Equipment rents	8,201	5.2%	7,447	5.5%
Purchased services	13,965	8.9%	10,999	8.1%
Depreciation and amortization	12,506	8.0%	12,050	8.8%
Diesel fuel used in operations	10,037	6.4%	7,921	5.8%
Diesel fuel sold to third parties	4,840	3.1%	3,603	2.6%
Casualties and insurance	3,104	2.0%	4,243	3.1%
Materials	5,349	3.4%	5,201	3.8%
Net (gain)/loss on sale and impairment of assets	(2,434)	(1.5%)	96	0.1%
Gain on insurance recoveries	—	0.0%	(2,644)	(1.9%)
Restructuring charges	(2,349)	(1.5%)	—	0.0%
Other expenses	13,921	8.9%	10,457	7.6%

Total operating expenses	$117,980	75.4%	$105,331	77.2%

Labor and benefits expense was $50.8 million in the three months ended September 30, 2010, compared with $46.0 million in the three months ended September 30, 2009, an increase of $4.9 million, or 10.6%. The increase consisted of $5.0 million in higher wages and accrued bonuses resulting primarily from an increase in our carload traffic, and an increase of $0.7 million due to the net impact from the change in foreign currency exchange rates, partially offset by a decrease of $0.8 million primarily due to savings achieved from cost cutting measures such as furloughed employees.

Equipment rents expense was $8.2 million in the three months ended September 30, 2010, compared with $7.4 million in the three months ended September 30, 2009, an increase of $0.8 million, or 10.1%. The increase was primarily due to additional car hire expense as a result of new customer contracts in Canada and increased carload traffic in North America.

Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $14.0 million in the three months ended September 30, 2010, compared with $11.0 million in the three months ended September 30, 2009, an increase of $3.0 million, or 27.0%. The increase consisted primarily of additional transportation and maintenance costs incurred in connection with increased grain traffic in Australia and $0.4 million due to the net impact from the change in foreign currency exchange rates.

Depreciation and amortization expense was $12.5 million in the three months ended September 30, 2010, compared with $12.1 million in the three months ended September 30, 2009, an increase of $0.5 million, or 3.8%.

Diesel fuel expense was $10.0 million in the three months ended September 30, 2010, compared with $7.9 million in the three months ended September 30, 2009, an increase of $2.1 million, or 26.7%. The increase consisted of $1.1 million resulting from a 13.9% increase in average fuel cost per gallon and $1.0 million from an 11.2% increase in diesel fuel consumption, primarily due to a 10.3% increase in carloads.

Diesel fuel sold to third parties was $4.8 million in the three months ended September 30, 2010, compared with $3.6 million in the three months ended September 30, 2009, an increase of $1.2 million, or 34.3%. The increase consisted of $0.8 million from a 22.1% increase in diesel fuel gallons sold and $0.4 million resulting from a 10.0% increase in average diesel fuel cost per gallon.

Casualties and insurance expense was $3.1 million in the three months ended September 30, 2010, compared with $4.2 million in the three months ended September 30, 2009, a decrease of $1.1 million, or 26.8%. The decrease was due to lower derailment expenses in 2010 compared with 2009.

Net gain on sale of assets was $2.4 million in the three months ended September 30, 2010, compared with a net loss on sale and impairment of assets of $0.1 million in the three months ended September 30, 2009. The $2.4 million of gains in 2010 primarily resulted from the sale of excess locomotives, scrapping of railcars, certain track-related assets and surplus property in North America. The $0.1 million net loss in 2009 included a $0.7 million non-cash write-down of non-current assets, partially offset by $0.6 million in gains from the sale of certain track-related assets and freight cars in North America.

Gain on insurance recoveries of $2.6 million in the three months ended September 30, 2009, was primarily the result of a business interruption insurance recovery associated with a hurricane in the third quarter of 2008.

Restructuring charges in the three months ended September 30, 2010, were related to the reversal of restructuring charges associated with the second quarter 2009 impairment of HCRY, as we are no longer committed to a plan to exit HCRY.

The remaining expenses combined were $19.3 million in the three months ended September 30, 2010, compared with $15.7 million in the three months ended September 30, 2009, an increase of $3.6 million, or 23.1%. The increase included $3.0 million of FreightLink acquisition-related expenses.

Other Income (Expense) Items

Interest Income

Interest income was $0.7 million in the three months ended September 30, 2010, compared with $0.3 million in the three months ended September 30, 2009.

Interest Expense

Interest expense was $5.5 million in the three months ended September 30, 2010, compared with $6.4 million in the three months ended September 30, 2009, a decrease of $0.9 million, or 14.1%, resulting from lower outstanding debt.

Provision for Income Taxes

Our effective income tax rate in the three months ended September 30, 2010, was 35.4% compared with 24.4% in the three months ended September 30, 2009. The increase in 2010 was primarily attributable to the expiration of the Short Line Tax Credit.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009. The income tax credit provided for Class II and Class III railroads to reduce their federal income tax based on 50% of qualified railroad track maintenance expenditures during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, we had incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations, net of tax, in the three months ended September 30, 2010, was $22.1 million, compared with income from continuing operations of $19.7 million in the three months ended September 30, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the three months ended September 30, 2010, were $0.53 with 41.9 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $0.48 with 41.2 million weighted average shares outstanding in the three months ended September 30, 2009. Basic EPS from continuing operations attributable to our common stockholders were $0.57 with 38.9 million weighted average shares outstanding in the three months ended September 30, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $0.51 with 38.4 million weighted average shares outstanding in the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Operating Revenues

Overview

Operating revenues were $460.5 million in the nine months ended September 30, 2010, compared with $405.0 million in the nine months ended September 30, 2009, an increase of $55.6 million, or 13.7%. The increase in operating revenues included increases of $34.0 million in freight revenues and $21.6 million in non-freight revenues. The $55.6 million increase in operating revenues included a net benefit of $14.6 million from the change in foreign currency exchange rates.

The following table breaks down our operating revenues into freight and non-freight revenues for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

			Variance
	2010	2009	Amount	%
Freight revenues	$285,617	$251,622	$33,995	13.5%
Non-freight revenues	174,907	153,337	21,570	14.1%

Total operating revenues	$460,524	$404,959	$55,565	13.7%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Coal, Coke & Ores	$54,666	19.1%	$53,962	21.5%	146,269	23.0%	150,272	25.1%	$374	$359
Farm & Food Products	41,406	14.5%	28,603	11.4%	81,704	12.8%	65,671	11.0%	507	436
Pulp & Paper	39,791	13.9%	38,341	15.2%	65,699	10.3%	68,348	11.4%	606	561
Minerals & Stone	32,796	11.5%	29,546	11.7%	102,330	16.1%	103,030	17.2%	320	287
Metals	31,462	11.0%	25,644	10.2%	63,707	10.0%	52,986	8.8%	494	484
Chemicals-Plastics	28,929	10.1%	24,487	9.7%	41,872	6.6%	36,929	6.2%	691	663
Lumber & Forest Products	21,817	7.7%	21,011	8.4%	48,336	7.6%	46,727	7.8%	451	450
Petroleum Products	15,008	5.3%	14,645	5.8%	21,332	3.3%	21,320	3.5%	704	687
Autos & Auto Parts	5,423	1.9%	3,483	1.4%	7,811	1.2%	5,684	0.9%	694	613
Other	14,319	5.0%	11,900	4.7%	57,727	9.1%	48,748	8.1%	248	244

Total	$285,617	100.0%	$251,622	100.0%	636,787	100.0%	599,715	100.0%	$449	$420

Total carloads increased by 37,072 carloads, or 6.2%, in the nine months ended September 30, 2010, compared with the same period in 2009.

The overall average freight revenues per carload was $449 in the nine months ended September 30, 2010, a 6.9% increase over the same period in 2009. The increase included a 3.0% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average freight revenues per carload by 1.3% and 0.5%, respectively. Excluding these factors, average revenues per carload increased 2.1%, primarily due to customer rate increases, new customers and changes in the mix of business within certain commodity groups.

The following table sets forth freight revenues by commodity group for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

			Variance
Commodity Group	2010	2009	Amount	%
Coal, Coke & Ores	$54,666	$53,962	$704	1.3%
Farm & Food Products	41,406	28,603	12,803	44.8%
Pulp & Paper	39,791	38,341	1,450	3.8%
Metals	31,462	25,644	5,818	22.7%
Minerals & Stone	32,796	29,546	3,250	11.0%
Chemicals-Plastics	28,929	24,487	4,442	18.1%
Lumber & Forest Products	21,817	21,011	806	3.8%
Petroleum Products	15,008	14,645	363	2.5%
Autos & Auto Parts	5,423	3,483	1,940	55.7%
Other	14,319	11,900	2,419	20.3%

Total freight revenues	$285,617	$251,622	$33,995	13.5%

The following information discusses the significant changes in freight revenues by commodity group.

Coal, coke and ores revenues increased $0.7 million, or 1.3%. The increase consisted of $2.2 million due to a 4.2% increase in average revenues per carload, partially offset by $1.5 million due to a 4,003, or 2.7%, carload decrease. The carload decrease was primarily due to lower volumes as a result of a maintenance outage at a coal mine we serve in Utah, a five-week construction-related outage at a power plant and high steam coal inventory levels at certain customers, partially offset by increased demand for metallurgical coal.

Farm and food products revenues increased $12.8 million, or 44.8%. The increase consisted of $8.1 million due to a 16,033, or 24.4%, carload increase and $4.7 million due to a 16.3% increase in average revenues per carload. The carload increase was primarily due to an increase in export grain traffic in Australia. The increase in average revenues per carload included a benefit of $3.2 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Pulp and paper revenues increased $1.5 million, or 3.8%. The increase consisted of $3.1 million due to an 8.0% increase in average revenues per carload, partially offset by $1.6 million due to a 2,649, or 3.9%, carload decrease. The increase in average revenues per carload was primarily due to a change in the mix of pulp and paper traffic and a benefit of $1.0 million due to the appreciation of the Canadian dollar relative to the United States dollar. The carload decrease was primarily due to production reductions at paper mills we serve in Canada, partially offset by higher levels of export pulp and paper.

Metals revenues increased $5.8 million, or 22.7%. The increase consisted of $5.3 million due to a 10,721, or 20.2%, carload increase and $0.5 million due to a 2.1% increase in average revenues per carload. The increase in carloads was primarily due to a broad-based improvement in the steel industry and increased customer shipments of pipe for the oil and gas exploration industries. The increase in average revenues per carload included a benefit of $0.7 million due to the appreciation of the Canadian dollar relative to the United States dollar.

Minerals and stone revenues increased $3.3 million, or 11.0%. The increase consisted of $3.5 million due to an 11.5% increase in average revenues per carload, partially offset by a decrease of $0.2 million due to a 700, or 0.7%, carload decrease. The increase in average revenues per carload was primarily the result of higher rates on new and existing customer traffic and a benefit of $1.7 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to lower rock salt shipments as a result of lower restocking due to mild winter weather in the Northeastern United States, partially offset by increased shipments resulting from the general improvement in the economy and traffic from a new customer.

Chemicals and plastics revenues increased $4.4 million, or 18.1%. The increase consisted of $3.4 million due to a 4,943, or 13.4%, carload increase and $1.0 million due to a 4.2% increase in average revenues per carload. The carload increase was primarily due to increased demand as a result of improving economic conditions and shipments from plants that were temporarily shut down in 2009. The increase in average revenues per carload was primarily the result of a change in mix among customers we serve.

Autos and auto parts revenues increased $1.9 million, or 55.7%. The increase consisted primarily of $1.5 million due to a 2,127, or 37.4%, increase in carloads and $0.4 million due to a 13.2% increase in average revenues per carload. The carload increase was primarily due to an increase in production from the automobile industry in the United States and Canada. The increase in average revenues per carload was primarily driven by an increase in our automotive traffic in Canada.

Other freight revenues increased $2.4 million, or 20.3%. The increase primarily consisted of $2.2 million due to an 8,979, or 18.4%, carload increase. The carload increase was primarily due to an increase in haulage traffic in domestic and export coal and additional shipments of solid waste.

Freight revenues from all remaining commodities increased by $1.2 million, or 3.3%. The increase consisted primarily of $0.7 million due to a 1,621, or 2.4%, carload increase and $0.4 million due to a 1.7% increase in average revenues per carload.

Non-Freight Revenues

The following table compares non-freight revenues for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

					Variance
	2010		2009		Increase (Decrease)
	Amount	% of Total	Amount	% of Total	Amount	%
Railcar switching	$79,678	45.6%	$71,612	46.7%	$8,066	11.3%
Car hire and rental income	18,065	10.3%	15,836	10.3%	2,229	14.1%
Fuel sales to third parties	13,588	7.8%	10,522	6.9%	3,066	29.1%
Demurrage and storage	18,963	10.8%	18,876	12.3%	87	0.5%
Car repair services	5,525	3.2%	6,205	4.0%	(680)	(11.0%)
Other operating income	39,088	22.3%	30,286	19.8%	8,802	29.1%

Total non-freight revenues	$174,907	100.0%	$153,337	100.0%	$21,570	14.1%

The $21.6 million increase in non-freight revenues included a net benefit of $7.2 million from the change in foreign currency exchange rates.

The following information discusses the significant changes in non-freight revenues.

Railcar switching revenues increased $8.1 million, or 11.3%. The increase included a benefit of $2.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, a $3.7 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada and a $1.9 million increase in port switching revenues due to increases in export grain traffic at our United States ports.

Car hire and rental income increased $2.2 million, or 14.1%. The increase included a benefit of $1.4 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and $0.8 million primarily due to an increase in demand for equipment rentals in Australia.

Fuel sales to third parties increased $3.1 million, or 29.1%, primarily due to a $3.0 million increase resulting from a 28.5% increase in average price per gallon and a $0.1 million increase resulting from a 0.5% increase in gallons sold.

Car repair services revenues decreased $0.7 million, or 11.0%. The decrease was primarily due to the cancellation of certain freight car leases in the United States.

All other non-freight revenues increased $8.9 million, or 18.1%. The increase included a benefit of $3.2 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and a $5.7 million increase primarily related to increases in our Australian crewing services, the temporary operating agreement at HCRY and a new service contract to haul iron ore in Canada.

Operating Expenses

Overview

Operating expenses were $354.0 million in the nine months ended September 30, 2010, compared with $333.1 million in the nine months ended September 30, 2009, an increase of $20.9 million, or 6.3%. The appreciation of the Australian and Canadian dollars relative to the United States dollar resulted in $12.0 million of this increase. Our operating expenses for the nine months ended September 30, 2010, included a net gain on sale of assets of $4.3 million and a $2.3 million reversal of accrued restructuring charges associated with the second quarter of 2009 impairment of HCRY, partially offset by FreightLink acquisition-related expenses of $4.2 million. Our operating expenses in the nine months ended September 30, 2009, included $9.0 million due to the HCRY impairment and related charges, $1.1 million due to legal expenses associated with the resolution of an arbitration proceeding and $0.7 million in non-cash write-down of non-current assets, partially offset by $3.1 million in gains on insurance recoveries and $2.6 million in gains on the sale of assets.

Operating Ratios

Our operating ratio decreased to 76.9% in the nine months ended September 30, 2010, from 82.3% in the nine months ended September 30, 2009. The operating ratio in the nine months ended September 30, 2009, included the HCRY impairment and related charges of $9.0 million, or 2.7% of total operating expenses.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$152,357	33.1%	$144,112	35.6%
Equipment rents	24,116	5.2%	22,240	5.5%
Purchased services	37,257	8.1%	30,316	7.5%
Depreciation and amortization	37,406	8.1%	35,473	8.7%
Diesel fuel used in operations	31,679	6.9%	24,265	6.0%
Diesel fuel sold to third parties	12,543	2.7%	10,096	2.5%
Casualties and insurance	10,131	2.2%	10,707	2.6%
Materials	16,830	3.7%	16,552	4.1%
Net (gain)/loss on sale and impairment of assets	(4,282)	(0.9%)	4,746	1.2%
Gain on insurance recoveries	—	0.0%	(3,144)	(0.8%)
Restructuring charges	(2,349)	(0.5%)	2,288	0.6%
Other expenses	38,345	8.3%	35,453	8.8%

Total operating expenses	$354,033	76.9%	$333,104	82.3%

Labor and benefits expense was $152.4 million in the nine months ended September 30, 2010, compared with $144.1 million in the nine months ended September 30, 2009, an increase of $8.2 million, or 5.7%. The increase consisted of $7.9 million in higher wages and accrued bonuses resulting primarily from an increase in our carload traffic, and $5.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by a decrease of $5.0 million primarily due to savings achieved from cost cutting measures such as furloughed employees.

Equipment rents expense was $24.1 million in the nine months ended September 30, 2010, compared with $22.2 million in the nine months ended September 30, 2009, an increase of $1.9 million, or 8.4%. The increase consisted primarily of $0.8 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar and increases in car hire traffic due to new customer contracts in Canada and increased carload traffic in North America.

Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $37.3 million in the nine months ended September 30, 2010, compared with $30.3 million in the nine months ended September 30, 2009, an increase of $6.9 million, or 22.9%. The increase consisted primarily of $2.7 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, increases due to higher transportation and maintenance costs incurred in connection with increased grain traffic in Australia and additional operating costs as a result of widespread increases in volumes.

Depreciation and amortization expense was $37.4 million in the nine months ended September 30, 2010, compared with $35.5 million in the nine months ended September 30, 2009, an increase of $1.9 million, or 5.4%. The increase included $1.1 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Diesel fuel expense was $31.7 million in the nine months ended September 30, 2010, compared with $24.3 million in the nine months ended September 30, 2009, an increase of $7.4 million, or 30.6%. The increase consisted of $7.0 million resulting from a 28.9% increase in average fuel cost per gallon and $0.4 million from a 1.3% increase in diesel fuel consumption.

Diesel fuel sold to third parties was $12.5 million in the nine months ended September 30, 2010, compared with $10.1 million in the nine months ended September 30, 2009, an increase of $2.4 million, or 24.2%. The increase consisted of $2.4 million resulting from a 23.6% increase in average diesel fuel cost per gallon and $0.1 million from a 0.5% increase in diesel fuel gallons sold.

Casualties and insurance expense was $10.1 million in the nine months ended September 30, 2010, compared with $10.7 million in the nine months ended September 30, 2009. The decrease was primarily due to lower derailment expense in 2010 compared with 2009.

Net gain on sale of assets was $4.3 million in the nine months ended September 30, 2010, compared with a net loss on sale and impairment of assets of $4.7 million in the nine months ended September 30, 2009. The $4.3 million gain in 2010 primarily resulted from the sale of excess locomotives, certain track-related assets and surplus property in North America and the scrapping of railcars. In 2009, the $4.7 million net loss included a $6.7 million non-cash write-down of HCRY’s non-current assets, partially offset by gains from the sale of certain track-related assets and freight cars in North America.

Gain on insurance recoveries in the nine months ended September 30, 2009, included a $2.1 million gain as a result of a business interruption insurance recovery associated with a hurricane in the third quarter of 2008 and $1.0 million for the replacement of assets.

Restructuring charges of $2.3 million in the nine months ended September 30, 2009, resulted from the planned shutdown of HCRY’s operations. Due to the recent commitments by the governments of Canada and Ontario, we are no longer committed to a plan to exit HCRY. As such, in the nine months ended September 30, 2010, we reversed the accrued restructuring charges of $2.3 million associated with the planned shutdown of HCRY.

The remaining expenses combined were $55.2 million in the nine months ended September 30, 2010, compared with $52.0 million in the nine months ended September 30, 2009, an increase of $3.2 million, or 6.1%. The increase included $4.2 million of FreightLink acquisition-related expenses and $1.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by $1.1 million of legal expenses associated with the resolution of an arbitration proceeding in the second quarter of 2009.

Other Income (Expense) Items

Interest Income

Interest income was $1.6 million in the nine months ended September 30, 2010, compared with $0.7 million in the nine months ended September 30, 2009, an increase of $0.9 million, resulting from our increased balances of cash and cash equivalents.

Interest Expense

Interest expense was $16.3 million in the nine months ended September 30, 2010, compared with $20.7 million in the nine months ended September 30, 2009, a decrease of $4.4 million, or 21.3%, resulting from lower outstanding debt.

Provision for Income Taxes

Our effective income tax rate in the nine months ended September 30, 2010, was 36.5% compared with 22.9% in the nine months ended September 30, 2009. The increase in 2010 was primarily attributable to the elimination of approximately $8.7 million in tax credits resulting from the expiration of the Short Line Tax Credit on December 31, 2009 and the HCRY-related tax benefit of $3.6 million recorded in the second quarter of 2009.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations, net of tax, in the nine months ended September 30, 2010, was $58.7 million, compared with income from continuing operations of $41.8 million in the nine months ended September 30, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the nine months ended September 30, 2010, were $1.41 with 41.7 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $1.09 with 38.2 million weighted average shares outstanding in the nine months ended September 30, 2009. Basic EPS from continuing operations attributable to our common stockholders were $1.51 with 38.8 million weighted average shares outstanding in the nine months ended September 30, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $1.18 with 35.3 million weighted average shares outstanding in the nine months ended September 30, 2009. The outstanding weighted average shares for the nine months ended September 30, 2010 and 2009, included 4,600,000 and 1,684,982, respectively, weighted average shares issued in conjunction with the public offering of our Class A common stock on June 15, 2009.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we generated $127.2 million of cash from continuing operations, compared with $88.4 million of cash from continuing operations during the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, changes in working capital increased net cash flow from operating activities by $11.9 million and $3.8 million, respectively.

During the nine months ended September 30, 2010 and 2009, our cash flows used in investing activities from continuing operations were $28.1 million and $35.3 million, respectively. For the nine months ended September 30, 2010, primary drivers of cash used in investing activities were $57.6 million of cash used for capital expenditures, partially offset by $11.0 million in cash received from grants from outside parties for capital spending completed in 2010, $14.2 million in cash received from grants from outside parties for capital spending completed in prior years and $4.1 million in cash proceeds from the sale of property and equipment. For the nine months ended September 30, 2009, primary drivers of cash used in investing activities were $60.0 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions, partially offset by $10.1 million in cash received from grants from outside parties for capital spending completed in 2009, $6.4 million in cash received from grants from outside parties for capital spending completed in prior years, $6.2 million in cash proceeds from the disposition of property and equipment, $4.0 million of insurance proceeds and $3.8 million of net proceeds from the sale of our investment in Bolivia.

During the nine months ended September 30, 2010, our cash flows used in financing activities from continuing operations were $14.7 million, compared with cash provided by financing activities from continuing operations of $3.5 million during the nine months ended September 30, 2009. For the nine months ended September 30, 2010, primary drivers of cash used in financing activities were $20.4 million of principal payments on outstanding debt, partially offset by net cash inflows of $7.3 million from exercises of stock-based awards. For the nine months ended September 30, 2009, primary drivers of cash provided by financing activities from continuing operations were $106.6 million in proceeds from the issuance of stock and $5.3 million from exercises of stock-based awards, partially offset by a net decrease in outstanding debt of $109.2 million.

At September 30, 2010, we had long-term debt, including current portion, totaling $429.9 million, which comprised 35.9% of our total capitalization, and we also had $299.9 million of unused borrowing capacity. At December 31, 2009, we had long-term debt, including current portion, totaling $449.4 million, which comprised 39.5% of our total capitalization.

We believe that our cash and cash equivalents combined with our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the credit facilities. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

Credit Facilities

On August 8, 2008, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the size of our senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The credit facilities included a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($30.3 million at the September 30,

2010 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans. The Credit Agreement provides lending under the revolving credit facility in United States dollars, Euros, Canadian dollars and Australian dollars. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The credit facilities and revolving loans are guaranteed by substantially all of the United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.

On June 30, 2010, the Company entered into Amendment No. 1 and Joinder (the Credit Agreement Amendment) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008 (the Credit Agreement). The Credit Agreement Amendment facilitates the acquisition of the assets of FreightLink (the Australian Acquisition). These assets will be acquired by the Company’s wholly-owned subsidiary GWA (North) Pty Ltd (Australian Newco), which will become a party to the Credit Agreement and guarantor of the foreign guaranteed obligations. While certain provisions of the amendment were effective as of June 8, 2010, others will become effective upon the closing of the acquisition.

As of June 8, 2010, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back transaction costs incurred in connection with the Australian Acquisition to EBITDA (whether or not the acquisition is consummated) in an aggregate amount up to $25 million; (ii) amended the restrictions on indebtedness to permit various obligations among Genesee & Wyoming Australia and affiliated subsidiaries; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guarantees, and to permit a guaranty by the Company of Australian Newco’s obligations and performance in connection with the Australian Acquisition.

Upon the closing of the Australian Acquisition, the range of applicable margin for borrowings bearing interest at the base rate will increase from a low of 0.25% to a low of 0.75% and from a high of 1.00% to a high of 1.50%, the range of applicable margin for borrowings bearing interest at the LIBOR rate will increase from a low of 1.25% to a low of 1.75% and from a high of 2.00% to a high of 2.50% and the commitment fee rate will increase from a range of 0.20% to 0.40% to a range of 0.25% to 0.50%, in each case dependent on a ratio of funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental expenses). The Credit Agreement Amendment also changes the definition of Consolidated EBITDAR to give pro forma effect to the Australian Acquisition, allows for an additional United States borrower and amends certain covenants to permit the Australian Acquisition and the entry into related documentation.

As of September 30, 2010, our $300.0 million revolving credit facility, which matures in 2013, consisted of letter of credit guarantees of $0.1 million and $299.9 million of unused borrowing capacity. Our credit facilities require us to comply with certain financial covenants. As of September 30, 2010, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, the $299.9 million unused borrowing capacity is available for general corporate purposes, including acquisitions. We currently expect to draw upon approximately $200 million of the unused borrowing capacity in conjunction with the acquisition of FreightLink. See Note 7, Long-term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2009, for additional information regarding our credit facilities.

On October 15, 2010, we entered into Amendment No. 2 and Joinder (the Credit Agreement Amendment No. 2) to the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008, which provides, among other things, commitments for our Australian Borrower to draw an additional $50 million revolving loan effective once all the conditions precedent for the Australian Acquisition are met.

2010 Budgeted Capital Expenditures

We initially budgeted $57 million for capital expenditures in 2010, which consisted of property and equipment improvements on our existing business of $56 million and new business development projects of $1 million. In addition, we expected to receive approximately $35 million of grants from outside parties to fund additional property and equipment expenditures related to our existing business in 2010. Including these grant-funded projects, we initially budgeted a total of $92 million for capital expenditures in 2010. During the nine months ended September 30, 2010, we also approved $14 million of additional capital expenditures, primarily associated with a new service contract to haul iron ore in Canada. These additional capital expenditures represent capital expenditures approved subsequent to our annual budgeting process.

For the nine months ended September 30, 2010, we have incurred $59.8 million in aggregate capital expenditures, of which we have paid $47.4 million in cash and accrued $12.4 million in accounts payable as of September 30, 2010. We expect to receive $21.9 million in grants from outside parties related to this year-to-date activity, of which we have received $11.0 million and recorded $10.9 million in outstanding grant receivables from outside parties as of September 30, 2010.

Cash of $57.6 million paid for purchases of property and equipment during the nine months ended September 30, 2010, included $47.4 million for 2010 capital projects and $10.2 million related to capital expenditures accrued in 2009. Grant proceeds of $25.2 million received in the nine months ended September 30, 2010, included $11.0 million related to 2010 capital projects and $14.2 million from grants related to our capital expenditures from prior years.

Accordingly, capital expenditures for the nine months ended September 30, 2010, as compared with our 2010 full year capital expenditure budget can be summarized as follows (dollars in thousands):

	Full Year 2010 Budget, As Adjusted	Spending Incurred During The Nine Months Ended September 30, 2010
Capital expenditures, initial budget	$92,000	$54,817
Subsequently authorized spending	14,000	4,975
Grant proceeds from outside parties	(38,000)	(21,871)

Net capital expenditures	$68,000	$37,921

The $68 million of net capital expenditures represents the total authorized spending in our revised 2010 budget. However, given the status of certain capital projects, we do not anticipate spending the entire amount in 2010.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects of average foreign currency exchange rates on revenues during the nine months ended September 30, 2010, to the nine months ended September 30, 2009, foreign currency translation had a net positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar, partially offset by the weakening of the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia.

The following table sets forth the estimated impact of foreign currency translation on reported operating revenues for the nine months ended September 30, 2010 (dollars in thousands):

	As Reported	Currency Translation Impact	Revenues Excluding Currency Impact
Operating revenues:
United States	$324,097	$—	$324,097
Australia	91,637	10,799	80,838
Canada	37,040	4,040	33,000
Netherlands	7,750	(275)	8,025

Total	$460,524	$14,564	$445,960

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2009, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the nine months ended September 30, 2010.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements. This guidance was effective for us as of January 1, 2010. Our adoption of the guidance did not have a material impact on our consolidated financial statements.

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

On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $10.9 million at September 30, 2010, and $6.6 million at December 31, 2009. During the nine months ended September 30, 2010, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2010	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	—
August 1 to August 31	100	$38.81	—	—
September 1 to September 30	—	$—	—	—

Total	100	$38.81	—	—

(1)	The 100 shares acquired in the three months ended September 30, 2010, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: November 8, 2010	By:	/S/ TIMOTHY J. GALLAGHER
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: November 8, 2010	By:	/S/ CHRISTOPHER F. LIUCCI
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

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

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101	The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL includes: (i) Consolidated Income Statements for the three and nine months ended September 30, 2010 and September 30, 2009, (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) Consolidated Cash Flow Statements for the nine months ended September 30, 2010 and September 30, 2009, and (iv) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Report, as applicable.