Form 10-K
period 2010-12-31
GENESEE & WYOMING INC
filed 2011-02-25
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2010

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

Large accelerated filer  ☑            Accelerated filer  ☐        Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐  Yes    ☑  No

Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $1,380,823,624. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.

Shares of common stock outstanding as of the close of business on February 18, 2011:

Class	Number of Shares Outstanding
Class A Common Stock	39,464,731
Class B Common Stock	2,409,027

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2010

Unless the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “Genesee & Wyoming,” “GWI,” the “Company,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries. All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in United States dollars unless specifically noted otherwise.

Cautionary Statement Regarding Forward-Looking Statements

The information contained in this Annual Report on Form 10-K (Annual Report), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. Examples of factors that could cause actual results to vary from those expressed in forward-looking statements include all statements that are not historical in nature, including statements regarding:

•	the impact of economic, political or social conditions on our results and our susceptibility to downturns in the general economy;

•	our operations, competitive position, growth strategy and prospects;

•	our ability to complete, integrate and benefit from acquisitions, investments, joint ventures and strategic alliances;

•	the imposition of operational restrictions as a result of covenants in our credit agreement and in our note purchase agreements;

•	our susceptibility to severe weather conditions and other natural occurrences;

•

governmental policies, legislative and regulatory developments affecting our railroad operations, including the passage of new legislation, rulings by the Surface Transportation Board (STB) and the actions of the Railroad Retirement Board (RRB);

•	our relationships with Class I railroads and other connecting carriers for our operations;

•	our ability to obtain rail cars and locomotives from other providers on which we are currently dependent;

•	competition from numerous sources, including those relating to geography, substitute products, other modes of transportation and other rail operators;

•	changes in foreign exchange policy or rates;

•	strikes, work stoppages or unionization efforts by our employees;

•	our ability to attract and retain a sufficient number of skilled employees;

•	our obligation as a common carrier to transport hazardous materials by rail;

•	the occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits;

•	rising fuel costs or constraints in fuel supply;

•	customer retention and contract continuation, including as a result of economic downturns;

•	our funding needs and financing sources;

•	acts of terrorism and anti-terrorism measures;

•	the effects of market and regulatory responses to climate changes;

•	the effects of violations of, or liabilities under, environmental laws and regulations;

•	our susceptibility to various legal claims and lawsuits; and

•	our susceptibility to risks associated with doing business in foreign countries.

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

Our forward-looking statements speak only as of the date of this Annual Report or as of the date they are made, and except as otherwise required by applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

Information set forth in Item 1 and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 should be read in conjunction with the risk factors set forth in Item 1A.

PART I

Item 1.	Business.

OVERVIEW

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada and the Netherlands. In addition, we operate a railroad that runs approximately 1,400 miles north–south between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. We operate in 28 states in the United States, four Australian states, one Australian territory and three Canadian provinces and provide rail service at 16 ports in North America and Europe. The Company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. As of December 31, 2010, we operated over approximately 7,400 miles of owned and leased track and approximately 1,400 additional miles under track access arrangements. Based on North American track miles, we believe that we are the second largest operator of short line and regional freight railroads in North America.

By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase our earnings and cash flow. In addition, we expect that acquisitions will adhere to our return on capital targets and that existing operations will improve year-over-year financial returns and safety performance.

GROWTH STRATEGY

The two main drivers of our growth strategy are the execution of our disciplined acquisition and investment strategy as well as our operating strategy.

Acquisition and Investment Strategy

Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads as well as investment in rail equipment and/or track infrastructure to serve customers in new projects. Opportunities are generally of the following five types:

•

Other regional railroads or short line railroads, such as our acquisitions of Rail Management Corporation (RMC), the Ohio Central Railroad System (OCR) and CAGY Industries, Inc. (CAGY). In the United States, there are approximately 500 short line and regional railroads not already owned by us, operating approximately 41,500 miles of track.

•

International railroads, such as our acquisition of FreightLink (as defined below) and Rotterdam Rail Feeding (RRF). We also believe that there are additional acquisition and investment opportunities in Australia, Europe, Canada and other markets outside the United States.

•	Rail lines of industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation (GP);

•	Branch lines of Class I railroads, such as BNSF Railway Corporation (BNSF) and CSX Corporation (CSX); and

•	Rail equipment and/or track infrastructure associated with new industrial and mineral development, such as new mining projects in Australia and North America.

When acquiring or leasing railroads in our existing regions, we generally target contiguous or nearby rail properties where our local management teams are best able to identify opportunities to improve revenues, reduce operating costs and increase equipment utilization. In new regions, we target rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region and attract qualified management. To help ensure accountability for the projected financial results of our potential acquisitions, we typically include the regional manager who would operate the rail property after the acquisition as part of our due diligence team. We believe that we are well-positioned to capitalize on additional acquisitions and investments and will continue to adhere to our disciplined approach when evaluating opportunities.

Since 1985, we have completed 35 acquisitions. In 2010, we acquired certain assets of FreightLink Pty Ltd (FL), Asia Pacific Transport Pty Ltd (APT) and the other APT joint venture sellers (together with FL and APT, FreightLink) in Australia (FreightLink Acquisition). As a result of the FreightLink Acquisition, we are now the operator of the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia, pursuant to a concession agreement that expires in 2054.

Operating Strategy

In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as necessary to achieve our financial goals. Our railroads operate under strong local management, with centralized administrative support and oversight. Our regional managers are continually focused on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following four principal elements:

•

Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year we establish stringent safety targets as part of our safety program. Through the execution of our safety program, we have reduced our injury frequency rate per 200,000 man-hours worked from 5.89 injuries in 1998 to 0.51 in 2010.

•

Focused Regional Marketing. We build each regional rail system on a base of large industrial customers, seek to grow that business through marketing efforts and pursue additional sources of revenue by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. Our capacity to compete for new customers is enhanced by the open access environments in both Australia and Europe.

•

Lower Operating Costs. We focus on lowering operating costs and historically have been able to operate acquired rail lines more efficiently than the companies from which we acquired these properties. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•

Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, we typically rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain customers and railroads to the regional economies, we are able, in some instances, to obtain state and/or federal grants to upgrade track. Typically, we seek government funds to support investments that otherwise would not be economically viable for us to fund on a stand-alone basis.

As of December 31, 2010, our continuing operations were organized as nine businesses, which we refer to as regions. In the United States, we have six regions: Illinois, New York/Ohio/Pennsylvania, Oregon, Rail Link (which includes industrial switching and port operations in various geographic locations), Rocky Mountain and Southern (principally consisting of railroads in the southern part of the United States). Outside the United States, we have three regions: Australia, Canada (which includes a contiguous railroad located in the United States) and the Netherlands.

INDUSTRY

North America

According to the Association of American Railroads (AAR), there are 563 railroads in the United States operating over 139,100 miles of track. The AAR classifies railroads operating in the United States into one of three categories (Class I, Regional and Local) based on the amount of revenues and track miles. Class I railroads, those with over $378.8 million in revenues, represent approximately 93% of total rail revenues. Regional and Local railroads combined account for approximately 7% of total rail revenues. These Regional and Local railroads operate approximately 45,200 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers. We operate one regional and 56 local (short line) railroads in the United States.

The following table shows the breakdown of railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	93,921	Over $378.8 million
Regional	23	12,804	$30.3 to $378.8 million and /or 350 or more miles operated
Local	533	32,393	$20.0 to $30.3 million and less than 350 miles operated

Total	563	139,118

(1)	Includes CSX Transportation, BNSF Railway Co., Norfolk Southern, Kansas City Southern Railway Company, Union Pacific Railroad Co., Canadian National Railway and Canadian Pacific.

Source: AAR, Railroad Facts, 2010 Edition.

The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which effectively deregulated certain pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold branch lines to short line railroads, whose smaller scale and more cost-efficient operations allowed them to commit the resources necessary to meet the needs of customers located on these lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment, and spurred the growth in the short line industry.

According to Rail Trends 2010, published by The Railway Association of Canada (RAC), there are approximately 28,192 miles of track operated by railroads in Canada. We operate one regional and two local (short line) railroads in Canada.

Australia

The Australian rail industry encompasses approximately 40,000 kilometers (25,000 miles) of both public and privately owned track linking mainland capital cities as well as regional centers. The Australian network comprises three track gauges - broad, standard and narrow. There are three major public interstate rail segments in Australia: the east-west corridor from Sydney through Melbourne continuing across to Adelaide and Perth, the north-south corridor along the east coast from Cairns to Melbourne and the Darwin to Adelaide corridor. In addition, there are a number of intrastate rail freight networks including those in central Queensland, Victoria, the Hunter Valley in New South Wales, as well as several in Western Australia. Through our Australian subsidiaries, we operate over nearly 5,000 kilometers (3,100 miles) of track in South Australia and the Northern Territory, which includes approximately 2,200 kilometers (approximately 1,400 miles) of track in the Darwin to

Adelaide corridor that we operate pursuant to a concession agreement that expires in 2054. We are also an accredited rail-service provider in all mainland Australia states and the Northern Territory.

The Australian rail freight industry is largely open access, and therefore is structured around two components – operation of trains for freight haulage (above rail) and the operation and management of rail track access (below rail). In addition to us, the key participants in the mainland Australian below rail industry are the Australian Rail Track Corporation (federally-owned track), QR National and Queensland Rail (Queensland), VicTrack (Victoria), RailCorp (New South Wales) and WestNet Rail (Western Australia). We are also a participant in the above rail industry along with QR National, Pacific National and SCT Logistics. Source: BITRE Transport Statistics Yearbook 2009.

Netherlands

According to ProRail, the entity responsible for the majority of the Dutch rail infrastructure, there are approximately 4,244 miles of track under its control on the Dutch rail network. Within the Netherlands, all train operators must have a license from the Inspectie Verkeer en Waterstaat, part of the Netherlands Department of Infrastructure, as well as licenses from ProRail and Keyrail, another rail infrastructure provider. According to the trade association, Rail Cargo Information Netherlands, there are currently 12 operators that provide freight rail services in the Netherlands.

OPERATIONS

As of December 31, 2010, through our subsidiaries, we owned, leased or operated 62 short line and regional freight railroads with approximately 6,000 miles of track in the United States, Australia, Canada and the Netherlands. In addition, we operated the approximately 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. We also operated through various track access arrangements over approximately 1,400 additional miles of track that is owned or leased by others.

Freight Revenues

We generate revenues primarily from the haulage of freight by rail over relatively short distances. Freight revenues represented 62.2%, 61.2% and 61.5% of our total revenues in 2010, 2009 and 2008, respectively.

Non-Freight Revenues

We generate non-freight revenues primarily through the following activities:

•

Rail car switching—revenues generated from industrial switching (the movement of rail cars within industrial plants and their related facilities), port terminal switching (the movement of customer rail cars from one track to another track on the same railroad, primarily at United States ports), contract coal loading and movement of rail cars on a largely fixed fee basis;

•	Fuel sales to third-parties—revenues earned by Genesee & Wyoming Australia Pty Ltd (GWA) in South Australia from the sale of diesel fuel to other rail operators;

•	Car hire and rental services—charges paid by other railroads for the use of our rail cars;

•	Demurrage and storage—charges to customers for holding or storing their rail cars;

•	Car repair services—charges for repairing rail cars owned by others, either under contract or in accordance with AAR rules; and

•	Other operating income—includes, among others, revenues from providing crewing services and track access, as well as management fees.

Non-freight revenues represented 37.8%, 38.8% and 38.5% of our total operating revenues in 2010, 2009 and 2008, respectively. Railcar switching represented 46.5%, 46.6% and 42.4% of our total non-freight revenues in 2010, 2009 and 2008, respectively.

Customers

As of December 31, 2010, our operations served more than 850 freight customers. Freight revenues from our 10 largest freight customers accounted for approximately 22%, 21% and 20% of our total revenues in 2010, 2009 and 2008, respectively. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms ranging from less than one year to 20 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped.

Commodities

Our railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. Our coal and coke commodity revenues accounted for 12%, 10% and 12% of our total revenues in 2010, 2009 and 2008, respectively. Our farm and food commodity freight revenues accounted for 9%, 6% and 6% of our total revenues in 2010, 2009 and 2008, respectively. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2010, 2009 and 2008, see the discussion under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commodity Group Descriptions

The coal and coke commodity group consists primarily of shipments of coal to power plants and industrial customers.

The pulp and paper commodity group consists primarily of outbound shipments of container board and finished papers and inbound shipments of wood pulp.

The metals commodity group consists primarily of finished steel products such as coils, slabs and ingots, and pipe as well as scrap metal.

The minerals and stone commodity group consists primarily of gypsum, salt used in highway ice control, cement, marble, limestone and sand.

The lumber and forest products commodity group consists primarily of export logs, finished lumber, plywood, oriented strand board and particle board used in construction and furniture manufacturing, and wood chips and pulpwood used in paper manufacturing.

The farm and food products commodity group consists primarily of wheat, barley, corn and other grains.

The chemicals and plastics commodity group consists primarily of chemicals used in manufacturing, particularly in the paper industry.

The petroleum products commodity group consists primarily of liquefied petroleum gases, asphalt and crude oil.

The autos and auto parts commodity group consists primarily of finished automobiles and stamped auto parts.

The metallic ores commodity group consists primarily of alumina, copper, manganese ore, iron ore and nickel ore.

The intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.

The other commodity group consists of all freight not included in the commodity groups set forth above, such as municipal solid waste, construction demolition and debris and haulage traffic.

Geographic Information

For financial information with respect to each of our geographic areas, see Note 18 to our Consolidated Financial Statements set forth in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.

Traffic

Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic provide us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. In 2010, revenues generated from interline and local traffic constituted approximately 96% of our freight revenues.

Seasonality of Operations

Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, as a result of the FreightLink Acquisition, we expect to experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (i.e. monsoonal rains).

Employees

As of December 31, 2010, our railroads and industrial switching locations had 2,502 full time employees. Of this total, 878 employees are union members. Our railroads have 38 contracts with unions. We are currently engaged in negotiations with respect to 12 of those agreements. We are also a party to employee association agreements covering an additional 67 employees who are not represented by a national labor organization. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. Le Code Canadian du Travail and the Federal Workplace Relations Act govern the labor relations of employers and employees engaged in the railroad industry in Canada and Australia, respectively. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. In the Netherlands, RRF is not party to any collective bargaining agreements. We believe we maintain positive working relationships with our employees.

SAFETY

Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our reportable injury frequency rate, which is defined by the Federal Railroad Administration (FRA) as reportable injuries per 200,000 man-hours worked, was 0.51 and 0.74 in 2010 and 2009, respectively. The average injuries per 200,000 man-hours worked for all United States short line railroads was 3.9 in 2010 (through November) and 3.7 in 2009.

INSURANCE

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $0.5 million per occurrence. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property damage policies have various self-insured retentions, which vary based on type and location of the incident, that are generally less than $1.0 million.

Employees of our United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability policies. Employees of our industrial switching business are covered under workers’ compensation policies.

Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy. Employees of our Australian operations are covered by the respective state-based workers’ compensation legislation in Australia. Employees of RRF are covered by the workers’ compensation legislation of the Netherlands.

We believe our insurance coverage is adequate given our experience and the experience of the rail industry within the geographies we operate.

COMPETITION

In North America, each of our railroads is typically the only rail carrier directly serving our customers. In Australia and the Netherlands, however, our customers have access to other rail carriers under the open access regimes. In addition, our railroads compete directly with other modes of transportation, principally highway competition from motor carriers and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. Most of the freight we handle is interchanged with other railroads prior to reaching its final destination. As a result, to the extent that other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of such service. To the extent that highway competition is involved, the degree of that competition is affected by government policies with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.

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

In acquiring rail properties, we generally compete with other short line and regional railroad operators and with various financial institutions, including private equity firms, operating in conjunction with short line rail operators. Competition for rail properties is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of short line rail properties, combined with our managerial and financial resources, effectively positions us to take advantage of acquisition opportunities.

REGULATION

United States

In addition to environmental laws, securities laws, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	the Surface Transportation Board (STB);

•	the Federal Railroad Administration (FRA);

•

federal agencies, including the United States Department of Transportation (DOT), Occupational Safety and Health Administration (OSHA) and Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

•	state departments of transportation; and

•	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA, DOT and OSHA have jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. In some cases, state and local laws and regulations may regulate certain aspects of rail operations with respect to health and safety in areas not otherwise regulated by federal law.

On January 12, 2010, the FRA issued final rules governing installation of positive train control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. Certain of our railroads may be required to install PTC or PTC-related equipment by the end of 2015. We do not expect that our compliance with the final rules governing the installation of PTC will give rise to any significant financial expenditures.

In addition, in 2010 the STB initiated several proceedings that explore the regulation of railroad operations and competition in the railroad industry. Congressional initiatives focused on the same topics are also underway. We are closely monitoring these proceedings and legislation. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

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

Quebec Gatineau Railway Inc. and Huron Central Railway Inc. are subject to the jurisdiction of the provincial governments of Quebec and Ontario, respectively. Provincially regulated railways operate only within one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Ministère des Transports du Quebec, while in Ontario, under the Shortline Railways Act, 1995, a license must be obtained from the Registrar of Shortline Railways. Construction, operation and discontinuance of operation are regulated, as are railway services.

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

Australia

In Australia, regulation of rail safety is generally governed by state legislation and administered by state regulatory agencies. Our Australian assets are subject to the regulatory regimes governing safety in each of the states and the one territory in which we operate. Regulation of track access is governed by overriding federal legislation with state-based regimes operating in compliance with the federal legislation. As a result, with respect to rail infrastructure access, our Australian subsidiaries are also subject to state-based access regimes and federal laws related to access and competition, including Part IIIA of the Trade Practices Act 1974. In addition, any new acquisitions in Australia will also be subject to review by the Foreign Investment Review Board and the Australian Competition and Consumer Commission.

Netherlands

In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management; the Transport, Public Works and Water Management Inspectorate; the Dutch railways manager, ProRail; and Keyrail, the Dutch railways manager for the Betuweroute, a high-speed freight railway connecting the Port of Rotterdam to the German border, and within the Port of Rotterdam.

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

The Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land acquired from them and used by our Australian operations contain contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards. Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our concession in Australia. We believe that the facilities which we operate are in material compliance with applicable environmental laws, regulation and agency agreements.

There are no material environmental claims currently pending or, to our knowledge, threatened against us or any of our railroads. In addition, we believe our railroads operate in material compliance with current environmental laws and regulations. We estimate any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. We cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s results of operations, cash flows or financial condition.

DISCONTINUED OPERATIONS

In August of 2009, we completed the sale of 100% of the share of capital of Ferrocarriles Chiapas–Mayab, S.A. de C.V. (FCCM), our Mexican operating subsidiary, to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows on our remaining Mexican subsidiary, GW Servicios S.A. (Servicios), which were classified as discontinued operations, were not material as of and for the year ended December 31, 2010. We do not expect any material adverse financial impact from Servicios. Results of our Mexican operations are included in results from discontinued operations.

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

The information regarding our Internet website and its content is for your convenience only. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at www.gwrr.com/investors. In addition, you may automatically receive email alerts and other information about us by enrolling your email address with us by visiting the “E-mail Alerts” section at www.gwrr.com/investors.

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

GENERAL RISKS ASSOCIATED WITH OUR BUSINESS

Adverse global macroeconomic and business conditions could negatively impact our business.

The global economy, which experienced a significant downturn starting in late 2008, including widespread recessionary conditions, high levels of unemployment, significant distress of global financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, began to improve in 2010. However, while some economic indicators trended positively, the overall rate of global recovery experienced during 2010 has been uneven and uncertainty remains over the stability of the recovery. There can be no assurance that any of the recent economic improvements will be broad based and sustainable, or that they will enhance conditions in markets relevant to us. In addition, it is difficult to determine how the general macroeconomic and business conditions will impact our customers, our suppliers and our business in general. We are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. Given the asset intensive nature of our business, weakness in the general economy increases the risk of significant asset impairment charges. Worsening of current macroeconomic and financial conditions could have a material adverse effect on our operating results, financial condition and liquidity.

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

We may need additional capital to fund our acquisitions and investments. If we are unable to obtain this capital at a reasonable cost, then we may forego potential opportunities, which would impair the execution of our growth strategy.

Since January 1, 1996, we have acquired interests in 55 railroads, all of which were purchased for cash. As of December 31, 2010, we had $27.4 million of cash and cash equivalents and $192.2 million of undrawn revolver capacity available for acquisitions or other activities, subject to maintaining compliance with the covenants under our credit agreement. We intend to continue to review acquisition and investment opportunities and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. As in the past, we expect that we will pay cash for some or all of the purchase price of acquisitions and purchases that we make. In addition, from time to time we may make investments in equipment and assets to support our customers. Depending on the number of acquisitions and investments and funding requirements, we may need to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital, we may forego potential acquisitions, which could impair the execution of our growth strategy.

Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.

We may not be able to acquire or integrate acquired companies or businesses successfully. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. In addition, acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. Integrating acquired businesses could also result in significant restructuring costs. The process of acquiring businesses may be disruptive to our existing business and may cause an interruption or reduction of our business as a result of the following factors, among others:

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

Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. The expected revenue enhancements and cost savings are based on extensive analyses. These analyses necessarily involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, operating costs and competitive factors, most of which are beyond our control and may not materialize. While we believe these analyses and their underlying assumptions to be reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other synergies from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. Finally, the physical conditions of the assets acquired may not be sufficient to support the operations.

Many of our recent acquisitions have involved the purchase of stock of existing companies. These acquisitions, as well as acquisitions of substantially all of the assets of a company, may expose us to liability for actions taken by an acquired business and its management before our acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. Generally, the representations made by the sellers, other than certain representations related to fundamental matters, such as ownership of capital stock, expire within several years of the closing. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.

Our results of operations and rail structure are susceptible to severe weather conditions and other natural occurrences.

We are susceptible to adverse weather conditions, including floods, fires, hurricanes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the Northeastern United States and Canada and hurricanes (or cyclones) in the Southeastern United States and Australia, could cause a shutdown or substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. In addition:

•	Our minerals and stone revenues may be reduced by mild winters in the Northeastern United States, which lessen demand for road salt.

•	Our coal and coke revenues may be reduced by mild winters in the Midwestern United States, which lessen demand for coal.

•

Our revenues generated by our Australian operations are susceptible to the impact of drought conditions on the South Australian grain harvest and the impact of heavy rains and flooding in the Northern Territory.

Furthermore, our expenses could be adversely impacted by such weather conditions, including, for example, higher track maintenance and overtime costs in the winter at our railroads in the Northeastern United States and Canada related to snow removal and mandated work breaks. Such weather conditions could also cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.

We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, DOT, FRA of the DOT, OSHA, DHS and other federal agencies and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec and Ontario. In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and Dutch railways managers, ProRail and Keyrail. See “Part I. Item 1. Business – Regulation” for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.

There are various legislative and regulatory actions being considered in the United States, including legislation proposed in the Senate in January 2011 that would modify the regulatory oversight of the rail industry and various proceedings that have been initiated by the STB related to rail competition. The majority of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress and the STB could expand regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. Federal, state and local regulatory authorities may change the regulatory framework without providing us with any recourse for the adverse effects that the changes may have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. As a result, changes to legislation and the regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.

Our credit agreement and note purchase agreements contain numerous covenants that impose certain restrictions on the way we operate our business.

Our credit agreement contains numerous covenants that impose restrictions on our ability to, among other things:

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

Our credit agreement also contains financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit agreement could result in an increase in our interest expense and could give rise to events of default under the credit agreement, which, if not cured or waived, could permit lenders to accelerate our indebtedness.

We are exposed to the credit risk of our customers and counterparties, and their failure to meet their financial obligations could adversely affect our business.

Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We have procedures for reviewing our receivables and credit exposures to specific customers and counterparties; however, default risk may arise from events or circumstances that are difficult to detect or foresee. Certain of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters. This information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could have a material adverse effect on our operating results, financial condition and liquidity.

The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.

Our operations served more than 850 freight customers in 2010. Freight revenues from our 10 largest freight customers accounted for approximately 22% of our total revenues in 2010. In 2010, our largest freight customer was a company in the farm and food products industry, total revenues from which accounted for approximately

5% of our total revenues. We typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped. Substantial reduction in business with or loss of important customers or contracts could have a material adverse effect on our operating results, financial condition and liquidity.

Because we depend on Class I railroads and other connecting carriers for a majority of our operations, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.

The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2010, approximately 85% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease certain freight movements could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.

Our ability to provide rail service to customers in the United States and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of or service provided by those connecting carriers or in our relationship with those connecting carriers could have a material adverse effect on our operating results, financial condition and liquidity.

We are dependent on lease agreements with Class I railroads and other third parties for our operations, strategy and growth.

Our rail operations are dependent, in part, on lease agreements with Class I railroads and third parties that allow us to operate over certain segments of track critical to our operations. For instance, we lease several railroads from Class I carriers under long-term lease arrangements, which collectively accounted for approximately 9% of our 2010 total revenues. In addition, we own several railroads that also lease portions of the track or right of way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Expiration or termination of these leases or failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties.

We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.

Each of our railroads is typically the only rail carrier directly serving our customers. However, in certain circumstances, including under the open access regimes in Australia and the Netherlands, our customers have direct access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally motor carriers and, on some routes, ship, barge and pipeline operators. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our network. In addition, competition for our services could increase if other rail operators build new rail lines to access certain of our customers or if legislation is passed that provides materially greater latitude for motor carriers with respect to size or weight restrictions.

We are also subject to geographic and product competition. For example, a customer could shift production to a region where we do not have operations or could substitute one commodity for another commodity that is not transported by rail. In either case, we could lose a source of revenues.

The extent of this competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because a significant portion of our carloads in the United States and Canada involve interchange with another carrier, we have only limited control over the total price, transit time or quality of such service. However, changes to the competitive landscape could have a material adverse effect on our operating results, financial condition and liquidity.

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

Clean air laws, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use commodities that we carry to produce energy, use significant amounts of energy in producing or delivering the commodities we carry, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could reduce the amount of traffic we handle.

We could incur significant costs for violations of, or liabilities under, environmental laws and regulations.

Our railroad operations and real estate ownership are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. We may incur environmental liability from conditions or practices at properties previously owned or operated by us, properties leased by us and other properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned by us. Under some environmental statutes, such liability may be found without regard to whether we were at fault and may also be “joint and several,” whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability) may be only one of a number of entities whose conduct contributed to the liability.

Environmental liabilities may arise from claims asserted by owners or occupants of affected properties, other third parties affected by environmental conditions (for example, contractors and current or former employees) seeking to recover in connection with alleged damages to their property or personal injury or death, and/or by governmental authorities seeking to remedy environmental conditions or to enforce environmental obligations. Environmental requirements and liabilities could obligate us to incur significant costs, including significant expenses to investigate and remediate environmental contamination, which could have a material adverse effect on our operating results, financial condition and liquidity.

Exposure to market risks, particularly changes in interest rates and foreign currency exchange rates, and hedging transactions entered into to mitigate such risks could adversely impact our operating results, financial condition and liquidity.

We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our operating results, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. While these financial instruments reduce the Company’s exposure to market risks, the use of such instruments may ultimately limit the Company’s ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement, which could have a material adverse effect on our operating results, financial condition and liquidity.

We may be adversely affected by diesel fuel supply constraints resulting from disruptions in the fuel markets and increases in diesel fuel costs.

We consumed 18.5 million gallons of diesel fuel in 2010. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.

In addition, diesel fuel costs constitute a significant portion of our total operating expenses and an increase in diesel fuel costs could have a negative effect on our profitability. Although we receive fuel surcharges and other rate adjustments to offset rising fuel prices, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease. Costs for fuel used in operations were approximately 9% and 8% of our operating expenses for the years ended December 31, 2010 and 2009, respectively.

If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our operating results, financial condition and liquidity.

As a common carrier by rail, we are required to transport hazardous materials, regardless of risk.

Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. In addition, federal regulators have previously prescribed regulations governing railroads’ transportation of hazardous materials and have the ability to put in place additional regulations. For instance, recently enacted legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.

We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. On certain of the rail lines over which we operate, freight trains are commingled with passenger trains. For instance, in Oregon we operate certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon over our Portland & Western Railroad. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed expected statutory limits, third-party insurance limits and our insurance limits. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, subsequent adverse events directly and indirectly attributable to us may result in additional increases in our insurance premiums and/or our self-insured retentions and could result in limitations to the coverage under our existing policies.

Unless it is extended, the expiration of the short line tax credit on December 31, 2011, will increase our effective tax rate.

Since 2005, we have benefited from the effects of the short line tax credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. In 2010 and 2009, the Short Line Tax Credit lowered our effective tax rate by 9.3% and 15.0%, respectively. The most recent extension of the Short Line Tax Credit only extends the credit through December 31, 2011. If the Short Line Tax Credit is not extended for additional tax years, the loss of the credit will increase our effective tax rate and reduce our reported earnings per share.

Certain of our capital projects may be impacted by our ability to obtain government funding.

Certain of our existing capital projects are, and certain of our future capital projects may be partially or completely funded through government grant programs. During 2010, we obtained government funding for 63 separate projects that were partially funded by United States and Canadian federal, state and municipal agencies. The spending associated with these grant-funded projects represented approximately 37% of our total capital expenditures during 2010. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state and local level or changing governmental priorities will not eliminate funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements. If we are unable to obtain adequate government funding, we may have to defer or forgo such capital projects.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operating results, financial condition and liquidity.

We are a party to collective bargaining agreements with various labor unions in the United States, Australia and Canada. In North America, we are party to 37 contracts with national labor organizations. We are currently engaged in negotiations with respect to 12 of those agreements. We have also entered into employee association agreements with an additional 67 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs. To date, we have experienced no material strikes or work stoppages. We are also subject to the risk of the unionization of our non-unionized employees. Additional unionization of our workforce could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility.

If we are unable to employ a sufficient number of skilled workers, our operating results, financial condition and liquidity may be materially adversely affected.

We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce and significant competition for specialized trades. Within the next five years, we estimate that approximately 19% of the current workforce will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. If any of these events were to occur, our cost structure could increase, our profit margins could decrease and our growth strategy could be impaired.

Our operations are dependent on our ability to obtain rail cars, locomotives and other critical railroad items from suppliers.

Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers of entry for potential new suppliers of core railroad items such as rail cars, locomotives and track materials. If the number of available rail cars is insufficient or if the cost of obtaining these rail cars either through lease or purchase increases, we might not be able to obtain rail cars on favorable terms, or at all, and shippers may seek alternate forms of transportation. As of January 1, 2011, according to the AAR, approximately 21% of the North American railcar fleet was in storage. In some cases we use third-party locomotives to provide transportation services to our customers and locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our operating results, financial condition and liquidity in a particular year or quarter.

We may be subject to various claims and lawsuits that could result in significant expenditures.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, freight loss, property damage and other matters. For example, United States job-related personal injury claims by our railroad employees are subject to FELA, which is applicable only to railroads. FELA’s fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker’s compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded.

Any material changes to current litigation trends or a catastrophic rail accident or series of accidents involving material freight loss or property damage, personal injury and environmental liability that is not covered by insurance could have a material adverse effect on our operating results, financial condition and liquidity.

We may be affected by acts of terrorism or anti-terrorism measures.

Our rail lines, port operations and other facilities and equipment, including rail cars carrying hazardous materials that we are required to transport under federal law as a common carrier, could be direct targets or indirect casualties of terrorist attacks. Any terrorist attack or other similar event could cause significant business interruption and may adversely affect our operating results, financial condition and liquidity. In addition, regulatory measures designed to control terrorism could impose substantial costs upon us and could result in impairment to our service, which could also have a material adverse effect on our operating results, financial condition and liquidity.

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

Some of our significant subsidiaries transact business in foreign countries, namely in Australia, Canada and the Netherlands. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	adverse currency movements that make goods produced in those countries that are destined for export markets less competitive;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment, or a decrease in the value of repatriated cash flows;

•	a decrease in the value of foreign sourced income as a result of exchange rate changes;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.

Because some of our significant subsidiaries and affiliates transact business in foreign currencies and because a significant portion of our net income comes from the operations of our foreign subsidiaries, exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.

Our operations in Australia, Canada and the Netherlands accounted for 21.5%, 7.9% and 1.7% of our consolidated operating revenues, respectively, for the year ended December 31, 2010. Our operations in Australia, Canada and the Netherlands accounted for 30.7%, 6.3% and 1.2% of our long-lived assets, respectively, as of December 31, 2010. The results of operations of our foreign entities are maintained in the local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The financial statements of the Company’s foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.

We may not be able to manage our exchange rate risks effectively, and the volatility in currency exchange rates may have a material adverse effect on our operating results, financial condition and liquidity. In addition, because our financial statements are stated in United States dollars, such fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Our concession and/or lease agreements in Australia could be cancelled, and there is no guarantee these agreements will be extended beyond their terms.

Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola to Darwin rail line expires in 2054 and our lease agreement for our South Australia rail lines expires in 2047. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our entire investment relating to that concession or lease agreement. Further, the expiration of these agreements and the end of their term would result in the loss of the associated revenues and income. Either of these events could have a material adverse effect on our operating results, financial condition and liquidity.

Open access regimes in Australia and the Netherlands could lead to additional competition for rail services and decreased revenues and profit margins.

The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. The Netherlands also has an open access regime that permits third-party rail operators to compete for RRF’s business. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. The loss of our customers to competitors could result in decreased revenues and profit margins, which could have a material adverse effect on our operating results, financial condition and liquidity.

Changes to the open access regimes in Australia and the Netherlands could have a significant impact on our operations.

Access fees paid for our access onto the track of other companies and access fees we charge under state and federal regimes are subject to change. Where we pay access fees to others, if those fees were increased, our operating margins could be negatively affected. In Australia, if the federal government or respective state regulators were to alter the regulatory regime or determine that access fees charged to current or prospective third-party rail freight operators by our Australian railroads did not meet competitive standards, our income from those fees could decline. In addition, when we operate over track networks owned by others, the owners of the networks are responsible for scheduling the use of the tracks as well as for determining the amount and timing of the expenditures necessary to maintain the tracks in satisfactory condition. Therefore, in areas where we operate over tracks owned by others, our operations are subject to train scheduling set by the owners as well as the risk that the network will not be adequately maintained.

Revocation of our safety accreditations could result in a loss of revenue and termination of our concession.

Our operating subsidiaries in Australia and the Netherlands hold safety accreditations that are required to provide freight rail services. Continued maintenance of our safety accreditation in Australia is a requirement under our concession deeds. These safety accreditations are essential for us to conduct our business and are subject to removal and expiration. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, operational performance and financial results.

Changes to the mining tax regime in Australia could have a negative impact on our existing customers and the prospects for new customer initiatives underway.

On May 2, 2010, the Australian Government announced its intention to introduce a Resource Super Profits Tax (RSPT). On July 2, 2010, the Australian Government announced that it proposes to replace the RSPT with a new Minerals Resource Rent Tax (MRRT). The MRRT would apply to Australian entities’ iron ore and coal projects after July 2012. In the event that such a tax is implemented, this could result in an increase in operating costs for mining assets based in Australia. This may render certain existing and proposed projects not economically viable and result in mining companies choosing to cancel projects currently planned to meet growing demand, as well as reducing the level of investment in the Australian resources sector. Any of these changes could have an adverse effect on our Australian operations by reducing the volume of commodities mined in Australia for us to transport, as well as by reducing levels of demand for Australian commodities and our transportation of those commodities. Consequently, the introduction of the MRRT could have a material adverse effect on our operating results, financial condition and liquidity.

Australia recognizes a form of native title that reflects the entitlement of indigenous inhabitants to their traditional lands, which could impact our GWA North operations.

There are a number of native title claims registered with the National Native Title Tribunal that could give rise to native title rights on discrete parcels of land over which we operate. While no native title claims have been made against lots associated with our business to date, there is a risk that a claim could be made that native title exists. A successful claim could prevent or limit our use of the land or require us to make payments, which could have a material adverse effect on our operating results, financial condition and liquidity.

GWA is subject to several contractual restrictions on its ability to compete.

As a result of our June 2006 sale of the Western Australia operations and certain other assets of the Australian Railroad Group Pty Ltd and its subsidiaries (ARG) to Queensland Rail and Babcock & Brown Limited (ARG Sale), GWA is subject to (a) a five-year non-compete (expiring June 2011) in the State of Western Australia, the Melbourne to Adelaide corridor and certain areas within the State of New South Wales historically served by ARG; (b) a right of first refusal for the benefit of Queensland Rail with respect to the sale of (i) GWA or a majority of the ownership of GWA and (ii) a number of high horsepower locomotives and intermodal wagons owned or operated by GWA and (c) a five-year restriction (expiring in June 2011) on hiring of ARG employees who remain employed by ARG after the sale. These contractual restrictions may place limits on our ability to grow GWA’s business or divest of certain assets, which could have a material adverse effect on our operating results, financial condition and liquidity.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Genesee & Wyoming, through our subsidiaries, currently has interests in 62 short line and regional freight railroads, of which 57 are located in the United States, three are located in Canada, one is located in Australia and one is located in the Netherlands. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally owned by others, and our holdings of such real estate are not material. Similarly, sellers typically retain mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land.

Our railroads operate over approximately 7,400 miles of track that is owned, jointly owned or leased by us. We also operate, through various trackage rights agreements, over approximately 1,400 additional miles of track that is owned or leased by others. The track miles listed below exclude 921 miles of sidings and yards located in the United States (769 miles), Canada (87 miles) and Australia (65 miles), as well as track miles owned by others, but available to us, under open access regimes in Australia and the Netherlands.

The following table sets forth certain information as of December 31, 2010, with respect to our railroads:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
UNITED STATES:
Genesee and Wyoming Railroad Company	1899	27	(2)	Owned	CP, DMM, RSR, NS, CSXT
(GNWR) New York

The Dansville and Mount Morris Railroad Company	1985	8	(2)	Owned	GNWR
(DMM) New York

Rochester & Southern Railroad, Inc.	1986	58	(3)	Owned	BPRR, CP, GNWR, CSXT, LAL
(RSR) New York

Louisiana & Delta Railroad, Inc.	1987	72	(4)	Owned/Leased	UP, BNSF
(LDRR) Louisiana

Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	1988	368	(5)	Owned/Leased	ALY, BR, CN, CP, CSXT, NS, PS, RSR, AVR, SB, BSOR, WNYP

Allegheny & Eastern Railroad, LLC	1992	128	(6)	Owned	BPRR, NS, CSXT
(ALY) Pennsylvania

Bradford Industrial Rail, Inc.	1993	4	(7)	Owned	BPRR
(BR) Pennsylvania

Willamette & Pacific Railroad, Inc.	1993	178	(8)	Leased	UP, PNWR, HLSC, AERC
(WPRR) Oregon

Portland & Western Railroad, Inc.	1995	288	(9)	Owned/Leased	BNSF, UP, WPRR, AERC, POTB
(PNWR) Oregon

Pittsburg & Shawmut Railroad, LLC	1996	111	(10)	Owned	BPRR, NS
(PS) Pennsylvania

Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP, KCS

Commonwealth Railway Incorporated	1996	24	(12)	Owned	NS, CSXT
(CWRY) Virginia

Talleyrand Terminal Railroad Company, Inc.	1996	2	(13)	Leased	NS, CSXT
(TTR) Florida

Corpus Christi Terminal Railroad, Inc.	1997	42	(14)	Leased	UP, BNSF, TM
(CCPN) Texas

Golden Isles Terminal Railroad, Inc.	1998	13	(15)	Leased	CSXT, NS
(GITM) Georgia

Savannah Port Terminal Railroad, Inc.	1998	18	(16)	Leased	CSXT, NS
(SAPT) Georgia

South Buffalo Railway Company	2001	54	(17)	Owned/Leased	BPRR, CSXT, NS, CP, CN
(SB) New York

St. Lawrence & Atlantic Railroad Company	2002	143	(18)	Owned	PARX, SLQ
(SLR) Maine, New Hampshire and Vermont

York Railway Company	2002	42	(18)	Owned	CSXT, NS
(YRC) Pennsylvania

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)

Utah Railway Company	2002	47	(19)	Owned	UP, BNSF
(UTAH) Utah

Salt Lake City Southern Railroad Company, Inc.	2002	2	(20)	Owned	UP, BNSF
(SLCS) Utah

Chattahoochee Industrial Railroad	2003	15	(21)	Owned	CSXT, NS, CHAT
(CIRR) Georgia

Arkansas Louisiana & Mississippi Railroad Company	2003	53	(21)	Owned	UP, KCS, FP

(ALM) Arkansas, Louisiana

Fordyce and Princeton R.R. Co.	2003	57	(21)	Owned	UP, KCS, ALM
(FP) Arkansas

Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW, KJRY,IAIS, IMRR, CIRY

Golden Isles Terminal Wharf	2004	7	(23)	Owned	CSXT
(GITW) Georgia

First Coast Railroad Inc.	2005	32	(24)	Leased	CSXT, SM
(FCRD) Florida, Georgia

AN Railway, L.L.C.	2005	96	(25)	Leased	CSXT
(AN) Florida

Atlantic & Western Railway, L.P.	2005	11	(26)	Owned	CSXT, NS
(ATW) North Carolina

The Bay Line Railroad, L.L.C.	2005	108	(26)	Owned	CSXT, NS, CHAT
(BAYL) Alabama, Florida

East Tennessee Railway, L.P.	2005	14	(27)	Owned/Leased	CSXT, NS
(ETRY) Tennessee

Galveston Railroad, L.P.	2005	38	(28)	Leased	BNSF, UP
(GVSR) Texas

Georgia Central Railway, L.P.	2005	171	(29)	Owned/Leased	CSXT, NS
(GC) Georgia

KWT Railway, Inc.	2005	69	(26)	Owned	CSXT
(KWT) Kentucky, Tennessee

Little Rock & Western Railway, L.P.	2005	79	(26)	Owned	BNSF, UP
(LRWN) Arkansas

Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	145	(30)	Owned/Leased	CSXT, KCS, NS, AGR, BNSF

Riceboro Southern Railway, LLC	2005	18	(31)	Leased	CSXT
(RSOR) Georgia

Tomahawk Railway, Limited Partnership	2005	6	(26)	Owned	CN
(TR) Wisconsin

Valdosta Railway, L.P.	2005	10	(26)	Owned	CSXT, NS
(VR) Georgia

Western Kentucky Railway, L.L.C.	2005	19	(26)	Owned	CSXT
(WKRL) Kentucky

Wilmington Terminal Railroad, Limited Partnership	2005	17	(32)	Leased	CSXT
(WTRY) North Carolina

Chattahoochee Bay Railroad, Inc. (CHAT) Georgia	2006	26	(33)	Owned	BAYL, NS, CIRR, CSXT

Maryland Midland Railway, Inc.	2007	70	(34)	Owned	CSXT
(MMID) Maryland

Chattooga & Chickamauga Railway Co.	2008	49	(35)	Leased	NS
(CCKY) Georgia

Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	38	(35)	Owned	NS, KCS, CAGY, GTRA

Columbus and Greenville Railway Company (CAGY) Mississippi	2008	162	(35)	Owned	NS, KCS, LXVR, AGR, CN, GTRA, CSXT

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)

The Aliquippa & Ohio River Railroad Co.	2008	6	(36)	Owned	CSXT

(AOR) Pennsylvania

The Columbus and Ohio River Rail Road Company (CUOH) Ohio	2008	247	(36)	Owned/Leased	CSXT, NS, OHCR, OSRR

The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	(36)	Owned	CSXT, NS, OHPA, YBRR

Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	(36)	Owned	CSXT, CUOH, NS, WE, OSRR, RJCL

Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	(36)	Owned	CSXT, MVRR, NS, YBRR, YSRR

Ohio Southern Railroad, Inc.	2008	18	(36)	Owned	CUOH, NS, OHCR
(OSRR) Ohio

The Pittsburgh & Ohio Central Railroad Company	2008	35	(36)	Owned	CSXT, NS, PAM
(POHC) Pennsylvania

The Warren & Trumbull Railroad Company	2008	4	(36)	Leased	NS, YBRR
(WTRM) Ohio

Youngstown & Austintown Railroad, Inc.	2008	5	(36)	Leased	CSXT, NS, YBRR
(YARR) Ohio

The Youngstown Belt Railroad Company (YB) Ohio	2008	13	(36)	Owned	CSXT, MVRR, NS, WTRR, YARR, OHPA

Georgia Southwestern Railroad, Inc.	2008	234	(37)	Owned/Leased	NS, CSXT
(GSWR) Georgia

CANADA:
Huron Central Railway Inc.	1997	173	(38)	Owned/Leased	CP, CN
(HCRY) Canada

Quebec Gatineau Railway Inc.	1997	307	(39)	Owned/Leased	CP, CN
(QGRY) Canada
St. Lawrence & Atlantic Railroad

(Quebec) Inc.	2002	95	(18)	Owned	CP, CN, MMA, SLR
(SLQ) Canada

AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd	2006	791	(40)	Leased/Open Access
(GWA)

GWA (North) Pty Ltd (GWA North)	2010	1,395	(41)	Leased/Open Access

NETHERLANDS:

Rotterdam Rail Feeding, B.V.	2008	0	(42)	Open Access
(RRF)

(1)	See Legend of Connecting Carriers following this table.
(2)	Includes 13 miles obtained in 1982. The GNWR and DMM are now operated by RSR.
(3)	In addition, RSR has haulage contracts over 52 miles of NS that are terminable at will and 70 miles of CSX that expire in 2013.
(4)	Includes 24 miles under lease with UP. In addition, LDRR operates by trackage rights over 148 miles of UP and over 190 miles with BNSF under an agreement that expires in 2099.
(5)	Includes 100 miles under a perpetual lease and 34 miles, 24 miles and seven miles under leases with CSX expiring in 2027, 2024 and 2080, respectively, and 36 miles under a lease with NS expiring in 2027. In addition, BPRR operates by trackage rights over 14 miles of CSX under an agreement expiring in 2018 and eight miles of NS under an agreement expiring in 2027.
(6)	ALY operates by an indefinite interchange agreement over one mile of NS. ALY merged with BPRR in January 2004.
(7)	BR merged with BPRR on January 1, 2004.
(8)	All under lease with UP expiring in 2013, with a 10-year renewal unless terminated by either party. If the lease terminates, the UP is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.
(9)	Includes more than four miles under lease with POTB expiring in 2011 and 60 miles under lease with UP expiring in 2015 with a 10-year renewal unless terminated by either party. If the lease terminates, UP is obligated to reimburse us for pre-approved leasehold improvements, subject to certain limitations. Includes over 76 miles under lease with BNSF, expiring in 2017. If the lease terminates, BNSF is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, PNWR operates by trackage rights over three miles of UP expiring in 2015 and three miles under temporary agreement. PNWR also has haulage contracts over 49 miles of UP, 13 miles of BNSF and two miles of Portland Terminal Railroad Company (PTR), expiring in 2016, 2017 and 2016, respectively. Includes 56 miles and 92 miles operated pursuant to a perpetual rail service easement from the State of Oregon.

(10)	PS merged with BPRR in January 2004.
(11)	In addition, IMR operates by perpetual trackage rights over 15 miles of CN. IMR also operates by trackage rights over nine miles of TZPR and 48 miles of UP that expire in 2024 and 2099, respectively.
(12)	Includes 12.5 miles of previously leased rail line, which was purchased from NS in April 2008 and five miles under lease from the State of Virginia expiring in 2109.
(13)	All under lease with Jacksonville Port Authority.
(14)	All under lease with Port of Corpus Christi Authority of Nueces County Texas.
(15)	Includes 13 miles which are under lease with the Georgia Port Authority.
(16)	All under lease with the Georgia Port Authority expiring in 2014. If the lease terminates, the Georgia Port Authority is obligated to reimburse us for leasehold improvements, subject to certain limitations.
(17)	SB was acquired from Bethlehem Steel in October 2001.
(18)	Subsidiary of Emons Transportation Group, Inc., acquired in February 2002. SLR includes three miles which are under lease from the Lewiston & Auburn Railroad expiring in 2043. In addition, SLR operates via two freight easements over 10 miles and 14 miles with the State of Maine – Department of Transportation which both expire in 2027.
(19)	UTAH was acquired in 2002 from Mueller Industries, Inc. In addition, UTAH operates by trackage rights over 349 miles of UP under a five-year renewable agreement expiring in 2015, subject to extension.
(20)	Subsidiary of UTAH, acquired in August 2002. In addition, SLCS operates by trackage rights over 34 miles of UP terminable at will, subject to one-year advance notice.
(21)	All acquired in December 2003 from Georgia Pacific Corporation.
(22)	All under lease with Peoria and Pekin Union Railway (PPU) expiring in 2024. In addition, TZPR operates by trackage rights over four miles of UP under an agreement expiring in 2013.
(23)	The Company purchased the GITW in August 2004 from CSX.
(24)	All under lease with CSX expiring in 2025.
(25)	Acquired in June 2005 from RMC. All under lease with the St. Joe Company expiring in 2018, subject to three automatic 10-year renewals. If the lease terminates, AN is entitled to the undepreciated value of track and bridge improvements, subject to certain limitations.
(26)	Acquired in June 2005 from RMC. In addition, BAYL operates by trackage rights over seven miles of CSX. In addition, TR operates by trackage rights over less than one mile of CN.
(27)	Acquired in June 2005 from RMC. Includes three miles under lease with CSX expiring in 2013.
(28)	Acquired in June 2005 from RMC. All under lease with the Board of Trustees of the Galveston Wharves.
(29)	Acquired in June 2005 from RMC. Includes 58 miles on the GC under lease with CSX expiring in 2030.
(30)	Acquired in June 2005 from RMC. Includes a lease of 97 miles of the right of way of MNBR from CSX expiring in 2023.
(31)	Acquired in June 2005 from RMC. All under a lease of the right of way of RSOR from CSX expiring in 2024. If the lease terminates, CSX Transportation is obligated to reimburse us for leasehold improvements, subject to certain limitations.
(32)	Acquired in June 2005 from RMC. All under lease with the North Carolina State Ports Authority.
(33)	CHAT purchased the Chattahoochee & Gulf Railroad Co., Inc. and the H&S Railroad Company, Inc. in August 2006 from Gulf & Ohio Railways. In addition, CHAT operates by trackage rights over three miles with NS.
(34)	The Company purchased 87.4% of MMID in December 2007 and the remaining 12.6% in November 2009.
(35)	The Company purchased 100% of CAGY Industries, Inc. in May 2008. CAGY Industries, Inc. was the parent company of three short line railroads, including the CCKY, LXVR and CAGY. The CAGY operates by trackage rights over 27 miles of KCS track that expire in 2057. The CCKY leases 49 miles from the State of Georgia that expires in 2018.
(36)	The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Summit View, Inc. was the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR). CUOH includes over 126 miles under an operating agreement with the Ohio Rail Development Commission expiring in 2012, subject to a five-year renewal and more than 82 miles with CSX. In addition, CUOH operates by trackage rights over 20 miles with NS, over four miles with Sugarcreek Real Estate Investment Trust, three miles with NS and five miles with CSX expiring in 2034. CUOH also operates by perpetual trackage rights over six miles with Environmental Logistics Services. In addition, OHCR operates by trackage rights over 22 miles with CSX and by perpetual trackage rights over two miles with WE. In addition, OHPA operates by perpetual trackage rights over one mile with Allied Erecting. In addition, OSRR operates by trackage rights over 21 miles with NS expiring in 2011 and over one mile with Brockway Realty. Includes the WTRM under a year-to-year lease with the Economic Development Rail II Corporation. Includes the YARR under lease with the Economic Development Rail Corporation expiring in 2013. In addition, YBRR operates by trackage rights over 17 miles with NS.
(37)	The Company, through a wholly owned subsidiary, acquired 100% of GSWR in October 2008. GSWR leases 104 miles from the State of Georgia and 50 miles from NS that expire in 2022 and 2015, respectively.
(38)	All under lease with CP expiring in 2017.
(39)	Includes 18 miles that are under lease with CP expiring in 2017, with renewal options subject to both parties' consent. In addition, QGRY operates by trackage rights over 65 miles of CP that expire in 2017, subject to renewal.
(40)	All under lease from the Government of South Australia expiring in 2047. GWA also has access to additional miles pursuant to Australia’s open access regime.
(41)	Acquired in December 2010, operated pursuant to a concession deed with the AustralAsia Railroad Corporation, expiring in 2054. GWA North also has access to additional track miles pursuant to Australia’s open access regime.
(42)	The Company purchased 100% of RRF in April 2008. RRF operates primarily in the Port of Rotterdam pursuant to an open access regime.

Legend of Connecting Carriers

AERC	Albany & Eastern Railroad Company
AGR	Alabama & Gulf Coast Railway LLC
AVR	Allegheny Valley Railroad Company
BNSF	BNSF Railway Company
BSOR	Buffalo Southern Railroad, Inc.
CIRY	Central Illinois Railroad Company
CN	Canadian National Railways
CP	Canadian Pacific Railway Company
CSXT	CSX Transportation, Inc.
GTRA	Golden Triangle Railroad
HLSC	Hampton Railway, Inc.
IAIS	Iowa Interstate Railroad, Ltd.
KCS	The Kansas City Southern Railway Company
KJRY	Keokuk Junction Railway
LAL	Livonia, Avon & Lakeville Railroad Corp.
MMA	Montreal, Maine & Atlantic Railway, Ltd.
NS	Norfolk Southern Railway Company
PAM	Pittsburgh, Allegheny & McKees Rocks Railroad Company
PARX	Pan American Railway Company
POTB	Port of Tillamook Bay Railroad
RJCL	R.J. Corman railroad Co./Cleveland Line
SM	St. Marys Railroad Company
TM	The Texas Mexican Railway Company
TPW	Toledo, Peoria & Western Railway Corporation
UP	Union Pacific Railroad Company
WE	Wheeling & Lake Erie Railway Co.
WNYP	Western New York & Pennsylvania Railroad LLC
YSRR	Youngstown & Southeastern Railroad Company Inc.

EQUIPMENT

As of December 31, 2010, the rolling stock of our continuing operations consisted of 586 locomotives, of which 538 were owned and 48 were leased, and 14,179 rail cars, of which 3,983 were owned and 10,196 were leased. A breakdown of the types of rail cars owned and leased by our continuing operations is set forth in the table below:

	Owned	Leased	Total
Rail Cars by Car Type:
Box	1,114	5,951	7,065
Hoppers	1,133	737	1,870
Flats	853	406	1,259
Covered hoppers	429	1,805	2,234
Gondolas	322	1,278	1,600
Tank cars	46	18	64
Maintenance of way	66	—	66
Crew cars	20	1	21

	3,983	10,196	14,179

Item 3.	Legal Proceedings.

From time to time we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from dispositions of pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. Were an unfavorable ruling to occur, there is the possibility of a material adverse impact on our operating results, financial condition and liquidity as of and for the period in which the ruling occurs.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A common stock publicly trades on the NYSE under the trading symbol “GWR”. The tables below show the range of high and low actual trade prices for our Class A common stock during each quarterly period of 2010 and 2009.

Year Ended December 31, 2010	High	Low
4th Quarter	$53.42	$41.52
3rd Quarter	$44.28	$35.71
2nd Quarter	$41.62	$32.00
1st Quarter	$34.92	$28.41

Year Ended December 31, 2009	High	Low
4th Quarter	$34.26	$28.42
3rd Quarter	$32.89	$23.97
2nd Quarter	$32.13	$20.79
1st Quarter	$32.43	$16.42

Our Class B common stock is not publicly traded.

Number of Holders.

On February 18, 2011, there were 188 Class A common stock record holders and 10 Class B common stock record holders.

Dividends.

We did not pay cash dividends in 2010 and 2009. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and subject to any restrictions contained in our credit agreement and note purchase agreements. For more information on contractual restrictions on our ability to pay dividends, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”

Securities Authorized for Issuance Under Equity Compensation Plans.

See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under our equity compensation plan.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6.	Selected Financial Data.

The following selected consolidated income statement data and selected consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, have been derived from our consolidated financial statements. Historical information has been reclassified to conform to the presentation of discontinued operations and noncontrolling interest. All of the information should be read in conjunction with the consolidated financial statements and related notes included in “Part IV. Item 15. Exhibits, Financial Statement Schedules” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Because of variations in the structure, timing and size of acquisitions and dispositions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. For financial information with respect to our principles of consolidation and basis of presentation, see Note 2 to our consolidated financial statements, and for a complete description of our most recent acquisitions and dispositions, see Note 3 to our consolidated financial statements, in each case, included within “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.

	Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$630,195	$544,866	$601,984	$516,167	$450,683
Operating expenses	499,785	445,544	486,053	419,339	369,026

Income from operations	130,410	99,322	115,931	96,828	81,657
Gain on sale of equity investment in ARG	—	—	—	—	218,845
Equity loss of unconsolidated international affiliates	—	—	—	—	(10,752)
Gain/(loss) on investment in Bolivia	—	391	—	—	(5,878)
Interest income	2,397	1,065	2,093	7,813	7,839
Interest expense	(23,147)	(26,902)	(20,610)	(14,735)	(16,007)
Other (expense)/income, net	(827)	2,115	470	889	252

Income from continuing operations before income taxes	108,833	75,991	97,884	90,795	275,956
Provision for income taxes	30,164	15,916	24,909	21,548	103,309

Income from continuing operations, net of tax	78,669	60,075	72,975	69,247	172,647
Income/(loss) from discontinued operations, net of tax	2,591	1,398	(501)	(14,072)	(38,644)

Net income	81,260	61,473	72,474	55,175	134,003
Less: Net income attributable to noncontrolling interest	—	(146)	(243)	—	—

Net income attributable to Genesee & Wyoming Inc.	$81,260	$61,327	$72,231	$55,175	$134,003

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$2.02	$1.66	$2.28	$2.00	$4.59
Weighted average shares—Basic	38,886	36,146	31,922	34,625	37,609
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$1.88	$1.54	$2.00	$1.77	$4.07
Weighted average shares—Diluted	41,889	38,974	36,348	39,148	42,417
BALANCE SHEET DATA AT YEAR-END:
Total assets	$2,067,560	$1,697,032	$1,587,281	$1,077,801	$1,141,064
Long-term debt (excluding portion due within one year) and capital leases	$475,174	$421,616	$535,231	$270,519	$241,313
Equity	$817,240	$688,877	$479,414	$430,981	$520,187

(1)	On December 1, 2010, we acquired certain assets of FreightLink. In 2010, we incurred $28.2 million of acquisition-related expenses charged to earnings related to this transaction. In addition, we reversed $2.3 million of accrued restructuring expense related to our Huron Central Railway Inc. (HCRY).
(2)	In 2009, we acquired the remaining 12.6% interest in Maryland Midland Railway, Inc. In addition, we recorded a non-cash write-down of non-current assets of $6.7 million and $2.3 million of restructuring expense, which were partially offset by a tax benefit of $3.6 million related to HCRY.
(3)	In 2008, we acquired 100% of the equity interests in Summit View, Inc., the parent company of 10 short line railroads known as the Ohio Central Railway System (OCR) with net assets of $227.8 million; CAGY Industries, Inc., the parent company of three short line railroads, with net assets of $107.2 million; Rotterdam Rail Feeding B.V. in the Netherlands with net assets of $23.6 million; and Georgia Southwestern Railroad, Inc. with net assets of $17.1 million.
(4)	In 2007, we acquired 87.4% of Maryland Midland Railway, Inc. with net assets of $30.7 million. Also in 2007, we ceased our Mexican rail operations and initiated formal liquidation proceedings of FCCM, our wholly owned Mexican subsidiary. As a result of our formal notification to the Secretaria de Communicaciones y Transportes (SCT) of our intent to exercise our right to resign our Mexican operations, the SCT seized substantially all of our Mexican operating assets. As a result of these and other actions, we recorded a $25.4 million loss from discontinued operations in 2007, partially offset by a United States tax benefit of $11.3 million, primarily related to a worthless stock and bad debt deductions to be claimed in the United States.
(5)	In 2006, GWI and our former 50% partner in the Australian Railroad Group Pty Ltd and its subsidiaries (ARG), Wesfarmers Limited (Wesfarmers), completed the sale of the Western Australia operations and certain other assets of ARG to Queensland Rail and Babcock & Brown Limited (ARG Sale). As a result of the ARG Sale, we recognized a $218.8 million net gain, including a $22.8 million gain from the cumulative translation of the foreign currency investment and related equity earnings in ARG into United States dollars since 2000. In connection with the ARG Sale, the Company also incurred $6.4 million of net transaction-related expenses, of which $5.8 million related to management bonuses and stock option awards.

Simultaneous with the ARG Sale, we purchased Wesfarmers’ 50% ownership of the remaining ARG operations for $15.1 million (GWA Purchase). Since GWI previously held a 50% share of these assets through its ownership interest in ARG, it applied a step-method to the allocation of value among the assets and liabilities of GWA. Because the $15.1 million purchase price for Wesfarmers’ 50% share was lower than 50% of the book value ARG had historically recorded on these assets, we recorded a non-cash loss of $16.2 million ($11.3 million, net of tax), representing our 50% share of the impairment loss recorded by ARG, which was included in equity income of unconsolidated international affiliates in the consolidated statement of operations in 2006. Accordingly, we included 100% of the value of GWA’s net assets ($30.1 million) in our consolidated balance sheet since June 1, 2006.

In addition, in 2006 we determined that our indirect investments in Bolivia had suffered an other-than-temporary decline in value as a result of the heightened political and economic unrest and uncertainties in that country and we wrote down $5.9 million of the investment with a corresponding charge to earnings.

Discontinued operations included a non-cash charge of $33.1 million ($34.1 million, net of tax) reflecting the write-down of non-current assets and related costs associated with FCCM.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. Our consolidated financial statements were determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Outlook for 2011

North American and European economic activity improved late in the first quarter of 2010 and then stabilized for the rest of the year. We expect the North American and European economies to remain stable in 2011. We expect the South Australia and Northern Territory economies to remain strong in 2011, benefitting from continued strength in the natural resources sector. We expect that the largest single impact on 2011 financial results for GWI will be the full year impact of the FreightLink Acquisition that closed on December 1, 2010.

In addition to the impact of the FreightLink Acquisition, we expect same railroad revenues to increase in 2011 primarily due to two factors. First, we expect same railroad revenues to increase from additional carloads and overall higher average revenues per carload. Second, the appreciation of the Australian and Canadian dollars and the Euro versus the United States dollar are currently at levels higher than the average exchange rates experienced in 2010. If sustained, the translation impact of the change in exchange rates will increase our reported revenues in 2011.

In 2011, we expect same railroad carload volumes to be higher than 2010 across nearly all commodity groups. We expect the most significant increases in the metals, other commodities and farm and food products groups. Metals traffic is expected to increase due to inclusion of carloads from the Huron Central Railway Inc. (HCRY) and a significant customer plant expansion. On January 1, 2011, HCRY started operating under a new agreement with certain customers and GWI has resumed reporting carloads for HCRY. Other commodities are expected to increase due to higher haulage traffic and increases in municipal solid waste traffic. Farm and food traffic is expected to increase, primarily due to a larger Australian grain harvest in 2010 that is expected to ship in 2011.

We expect same railroad average revenues per carload to increase due to (1) increases in North American rail pricing, (2) the appreciation of the Australian and Canadian dollars versus the United States dollar and (3) increases in fuel surcharges as a result of higher fuel prices.

We expect same railroad non-freight revenues to increase in 2011 primarily due to the appreciation of the Australian and Canadian dollars versus the United States dollar, which, if sustained, will result in higher industrial and port terminal switching revenues and stronger third party fuel sales volumes. We expect same railroad demurrage and storage income to decline, primarily due to fewer third party cars stored on our railroads.

Same railroad operating expenses are expected to increase in 2011 primarily due to four factors. First, we expect an increase in transportation expenses and diesel fuel consumption due to the increase in carloads. Second, diesel fuel prices are currently much higher than the average prices experienced in 2010. If diesel fuel prices remain at current levels we expect that diesel fuel expense will be significantly higher in 2011 than in 2010, from both higher fuel prices and also higher levels of fuel consumption. Third, we expect higher depreciation expense in 2011 due to the higher levels of our capital spending in recent years. Fourth, we expect higher operating expenses as a result of the appreciation of the Australian and Canadian dollars and the Euro versus the United States dollar.

We expect that the full year contribution of the FreightLink Acquisition and higher revenues due to volume and rate increases at our existing operations will offset expected higher costs for transportation, fuel and depreciation resulting in an improvement in our operating ratio.

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada and the Netherlands. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 63 railroads organized in nine regions, with approximately 7,400 miles of owned and leased track and approximately 1,400 additional miles under track access arrangements. In addition, we provide rail service at 16 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

On December 1, 2010, we completed the acquisition of certain assets of FreightLink for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). Our statement of operations for the year ended December 31, 2010, included results from GWA (North) Pty Ltd (GWA North), our subsidiary that acquired certain assets from FreightLink, since the acquisition date. Our 2010 results included $11.6 million of revenues from GWA North and a loss from operations of $13.6 million from GWA North. The $13.6 million loss from operations included A$16.9 million (or $16.4 million at the December 1, 2010 exchange rate) of stamp duty (an Australian asset transfer tax), which was directly attributable to the acquisition. Our consolidated results also included an additional $11.8 million of FreightLink acquisition-related expenses. GWI’s subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), historically operated FreightLink’s rail haulage services and provided its crews, managed its train operations and also leased locomotives and wagons to FreightLink. Accordingly, in arriving at our consolidated results, we eliminated $2.9 million of non-freight revenues and operating expenses for these services provided to GWA North by GWA for the month of December 2010.

Net income attributable to GWI in the year ended December 31, 2010, was $81.3 million, compared with net income attributable to GWI of $61.3 million in the year ended December 31, 2009. Our diluted earnings per share (EPS) attributable to common stockholders in the year ended December 31, 2010, were $1.94 with 41.9 million weighted average shares outstanding, compared with diluted EPS attributable to common stockholders of $1.57 with 39.0 million weighted average shares outstanding in the year ended December 31, 2009.

Income from continuing operations in the year ended December 31, 2010, was $78.7 million, compared with income from continuing operations of $60.1 million in the year ended December 31, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2010, were $1.88 with 41.9 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $1.54 with 39.0 million weighted average shares outstanding in the year ended December 31, 2009.

Operating revenues increased $85.3 million, or 15.7%, to $630.2 million in the year ended December 31, 2010, compared with $544.9 million in the year ended December 31, 2009. The increase in our operating revenues was due to an increase of $76.6 million, or 14.1%, from existing operations and $8.7 million from GWA North. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).

Freight revenues increased $58.6 million, or 17.5%, to $392.3 million in the year ended December 31, 2010, compared with $333.7 million in the year ended December 31, 2009. The $58.6 million increase consisted of a $47.3 million increase in freight revenues from existing operations and $11.3 million in freight revenues from new operations. The increase in freight revenues from existing operations included a $29.4 million increase due to an 8.4% increase in carloads, a $4.6 million increase due to higher fuel surcharges and an $8.3 million increase due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Non-freight revenues increased $26.8 million, or 12.7%, to $237.9 million in the year ended December 31, 2010, compared with $211.2 million in the year ended December 31, 2009. Non-freight revenues from existing operations increased $29.3 million, or 13.9%. The increase in non-freight revenues from existing operations included a $9.3 million increase in railcar switching revenues, a $7.2 million increase in other operating income and a $4.0 million increase in fuel sales to third parties. The appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by the depreciation of the Euro relative to the United States dollar, further increased non-freight revenues by $8.5 million.

Operating income in the year ended December 31, 2010, increased $31.1 million, or 31.3%, to $130.4 million, compared with $99.3 million in the year ended December 31, 2009. Our operating ratio was 79.3% in the year ended December 31, 2010, compared with an operating ratio of 81.8% in the year ended December 31, 2009. Our operating income in the year ended December 31, 2010, included $28.2 million of FreightLink acquisition-related expenses, partially offset by an $8.7 million gain associated with a legal settlement related to a past acquisition, a $6.4 million net gain on sale of assets and a $2.3 million reversal of accrued restructuring expenses associated with the second quarter of 2009 impairment of HCRY. Our operating income in the year ended December 31, 2009, included a net loss on the sale and impairment of assets of $4.0 million, restructuring and related expenses of $2.3 million and $1.1 million of legal expense associated with resolution of an arbitration proceeding, partially offset by gain on insurance recoveries of $3.1 million.

During the year ended December 31, 2010, we generated $171.8 million in cash from operating activities from continuing operations. We paid $320.0 million for the acquisition of the assets of FreightLink and used $119.8 million for capital expenditures. We received $26.4 million in grants from outside parties for capital spending completed in 2010, $14.4 million in cash from grants from outside parties for capital spending completed in prior years, $10.0 million in proceeds from the disposition of property and equipment and $123.2 million net proceeds from the issuance of long-term debt.

Changes in Operations

Australia

On December 1, 2010, through our subsidiary, GWA North, we completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). GWI’s statement of operations for the year ended December 31, 2010, included the results from GWA North, GWI’s subsidiary that acquired certain assets of FreightLink, since the acquisition date. Pursuant to the Business Sale Agreement, we acquired FreightLink's freight rail business between Tarcoola in South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink's plant, equipment and business inventory. In addition, as part of the acquisition, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represents the fair value of an A$50 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.

As a result of the acquisition, GWA North is now the concessionaire and operator of the approximately 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. Our subsidiary, GWA, has historically operated FreightLink's rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $25.5 million at the December 31, 2010 exchange rate) of annual GWA non-freight revenues generated from services that have historically been provided to FreightLink will be eliminated in consolidation, but this elimination will not have any effect on our operating income.

Prior to the completion of the Tarcoola to Darwin rail line, potential mining projects located in the Northern Territory had no economic transportation link to an export port. Since the completion of the rail line in 2003, there has been an increase in mineral exploration and development in the Northern Territory and South Australia along the rail corridor. We believe that the FreightLink Acquisition provides us significant organic growth opportunities as it positions us to capitalize on future mineral development in the Northern Territory and South Australia.

We accounted for the transaction using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of FreightLink have been recorded at their respective estimated acquisition-date fair values and have been consolidated with those of GWI as of the acquisition date. The final determination of these estimated fair values is subject to completion of an ongoing assessment and may differ materially from the preliminary estimate. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $0.96 for one Australian dollar (which was the exchange rate on December 1, 2010).

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	AUD	USD
Accounts receivable, net	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843

Total assets	$334,473	$322,469

Accrued expenses	$731	$705
Long-term debt	1,806	1,741

Net assets	$331,936	$320,023

On January 1, 2009, we adopted a new accounting standard in accordance with U.S. GAAP that changed the accounting for mergers and acquisitions. Under the new accounting standard, all acquisition-related costs are expensed as incurred, rather than capitalized. We incurred $28.2 million of acquisition costs related to this transaction through December 31, 2010, including $16.4 million related to stamp duty (an Australian asset transfer tax).

We financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowings of $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under our Credit Agreement, as amended. For a description of the material terms and conditions under our Credit Agreement, as amended, see the discussion under “Item 7. Liquidity and Capital Resources—Credit Agreement.”

Canada

Huron Central Railway Inc.: In June 2009, we announced that our subsidiary, HCRY, intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009 we recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring expenses of $2.3 million, and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $30 million at the December 31, 2010 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY expects to fund approximately $3 million for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring expenses related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, we expect to resume reporting HCRY’s operating revenues and operating expenses on a gross basis within each respective line item of our statement of operations in 2011.

South America

Ferroviaria Oriental S.A.: On September 29, 2009, in conjunction with our partner, UniRail LLC, we sold substantially all of our interests in Ferroviaria Oriental S.A., which is located in Eastern Bolivia. We recorded a net gain on the sale of our investment in Bolivia of $0.4 million in the third quarter of 2009. Our portion of the sale proceeds totaled $3.9 million, against which we applied the remaining net book value of $3.4 million and direct costs of the sale of $0.1 million.

Discontinued Operations

In August 2009, we completed the sale of 100% of the share capital of our Mexican operating subsidiary, FCCM, to Viablis for a net sale price of $2.2 million, including the deposit of $0.5 million received in November 2008. Accordingly, we recorded a net gain of $2.2 million on the sale within discontinued operations. In August 2010, we recognized a net gain of $2.8 million ($2.8 million after-tax) within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005. GWI will utilize capital loss carryforwards, which were previously subject to a full valuation allowance, to offset any tax on this gain.

The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the years ended December 31, 2010, 2009 and 2008. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.

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

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Operating Revenues

Overview

Operating revenues were $630.2 million in the year ended December 31, 2010, compared with $544.9 million in the year ended December 31, 2009, an increase of $85.3 million or 15.7%. The $85.3 million increase in operating revenues consisted of a $76.6 million, or 14.1%, increase in revenues from existing operations and $11.6 million in revenues from new operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. In arriving at our consolidated results, we eliminated $2.9 million of non-freight revenues for services provided to GWA North by GWA for the month of December 2010. The $76.6 million increase in revenues from existing operations included increases of $47.3 million in freight revenues and $29.3 million in non-freight revenues. The $76.6 million increase in revenues included $29.4 million due to an 8.4% increase in carloads, $4.6 million due to an increase in fuel surcharge revenues, $4.0 million due to an increase in fuel sales to third parties and a net benefit of $16.7 million from the change in foreign currency exchange rates.

The following table breaks down our operating revenues into new operations and existing operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010				2009	Increase in Total Operations		Increase in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$392,272	$11,282	$—	$380,990	$333,711	$58,561	17.5%	$47,279	14.2%
Non-freight revenues	237,923	317	(2,894)	240,500	211,155	26,768	12.7%	29,345	13.9%

Total operating revenues	$630,195	$11,599	$(2,894)	$621,490	$544,866	$85,329	15.7%	$76,624	14.1%

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Coal & Coke	$73,880	18.8%	$70,773	21.2%	202,267	23.4%	197,021	24.9%	$365	$359
Farm & Food Products	55,987	14.3%	37,489	11.3%	108,841	12.6%	83,299	10.5%	514	450
Pulp & Paper	53,652	13.7%	50,882	15.2%	88,852	10.3%	89,217	11.3%	604	570
Minerals & Stone	40,947	10.4%	38,751	11.6%	129,281	15.0%	130,812	16.6%	317	296
Chemicals & Plastics	38,951	9.9%	32,956	9.9%	56,515	6.5%	49,008	6.2%	689	672
Metals	36,788	9.4%	30,895	9.3%	76,343	8.8%	63,802	8.1%	482	484
Lumber & Forest Products	28,791	7.3%	27,181	8.1%	63,340	7.3%	61,245	7.8%	455	444
Petroleum Products	20,630	5.3%	19,804	5.9%	29,032	3.4%	28,553	3.6%	711	694
Metallic Ores	8,513	2.2%	3,693	1.1%	11,665	1.4%	8,938	1.1%	730	413
Intermodal*	7,851	2.0%	411	0.1%	9,011	1.0%	4,048	0.5%	871	102
Autos & Auto Parts	6,962	1.8%	4,967	1.5%	10,242	1.2%	8,036	1.0%	680	618
Other	19,320	4.9%	15,909	4.8%	78,333	9.1%	66,230	8.4%	247	240

Total	$392,272	100.0%	$333,711	100.0%	863,722	100.0%	790,209	100.0%	454	422

*	Represents intermodal units

Total carloads increased by 73,513 carloads, or 9.3%, in 2010 compared with 2009. The increase consisted of a 66,025 carload increase, or 8.4%, from existing operations and 7,488 carloads from new operations.

Average freight revenues per carload increased 7.6% to $454 in 2010 compared with 2009. Average freight revenues per carload from existing operations increased 5.5% to $445. This increase included a 2.7% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average freight revenues per carload by 1.3% and 0.7%, respectively. Excluding these factors, average freight revenues per carload increased 0.8%.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010			2009	Increase in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Coal & Coke	$73,880	$—	$73,880	$70,773	$3,107	4.4%	$3,107	4.4%
Farm & Food Products	55,987	—	55,987	37,489	18,498	49.3%	18,498	49.3%
Pulp & Paper	53,652	—	53,652	50,882	2,770	5.4%	2,770	5.4%
Minerals & Stone	40,947	—	40,947	38,751	2,196	5.7%	2,196	5.7%
Chemicals & Plastics	38,951	—	38,951	32,956	5,995	18.2%	5,995	18.2%
Metals	36,788	—	36,788	30,895	5,893	19.1%	5,893	19.1%
Lumber & Forest Products	28,791	—	28,791	27,181	1,610	5.9%	1,610	5.9%
Petroleum Products	20,630	168	20,462	19,804	826	4.2%	658	3.3%
Metallic Ores	8,513	3,626	4,887	3,693	4,820	130.5%	1,194	32.3%
Intermodal*	7,851	7,488	363	411	7,440	1810.2%	(48)	(11.7%)
Autos & Auto Parts	6,962	—	6,962	4,967	1,995	40.2%	1,995	40.2%
Other	19,320	—	19,320	15,909	3,411	21.4%	3,411	21.4%

Total freight revenues	$392,272	$11,282	$380,990	$333,711	$58,561	17.5%	$47,279	14.2%

*	Represents intermodal units

The following information discusses the significant changes in freight revenues by commodity group from existing operations. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, appreciation of the Australian and Canadian dollars relative to the United States dollar, as well as changes in the mix of customer traffic within a commodity group.

Coal and coke revenues increased by $3.1 million, or 4.4%. The increase consisted of $1.9 million due to a 5,246, or 2.7%, carload increase and $1.2 million due to a 1.7% increase in average revenues per carload. The carload increase was primarily due to increased demand for metallurgical coal and higher demand for power generation, partially offset by decreased demand due to existing steam coal stockpiles at certain customers.

Farm and food products revenues increased by $18.5 million, or 49.3%. The increase consisted of $13.1 million due to a 25,542, or 30.7%, carload increase and $5.4 million due to a 14.3% increase in average revenues per carload. The carload increase was primarily due to an increase in export grain traffic in Australia due to an improved grain season in 2010 compared with 2009. The increase in average revenues per carload included a benefit of $3.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Pulp and paper revenues increased $2.8 million, or 5.4%. The increase consisted of $3.0 million due to a 5.9% increase in average revenues per carload, partially offset by $0.2 million due to a 365, or 0.4%, carload decrease. The increase in average revenues per carload was primarily due to a change in mix of pulp and paper traffic and a benefit of $1.1 million due to the appreciation of the Canadian dollar relative to the United States dollar.

Minerals and stone revenues increased by $2.2 million, or 5.7%. The increase consisted of $2.7 million due to a 6.9% increase in average revenues per carload, partially offset by $0.5 million due to a 1,531, or 1.2%, carload decrease. The increase in average revenues per carload was primarily the result of a benefit of $1.8 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to a decrease in rock salt shipments as a result of lower restocking due to mild winter weather in the Northeastern United States, partially offset by increased shipments from a new aggregates customer.

Chemicals and plastics revenues increased by $6.0 million, or 18.2%. The increase consisted of $5.2 million due to a 7,507, or 15.3%, carload increase and $0.8 million due to a 2.5% increase in average revenues per carload. The carload increase was primarily due to increased demand as a result of improving economic conditions and shipments from customer plants that were temporarily idled in 2009.

Metals revenues increased by $5.9 million, or 19.1%. The increase primarily consisted of $6.0 million due to a 12,541, or 19.7%, carload increase. The carload increase was primarily due to a broad-based improvement in the steel industry and increased customer shipments of pipe for the oil and gas exploration industries.

Lumber and forest products revenues increased by $1.6 million, or 5.9%. The increase consisted of $1.0 million due to a 2,095, or 3.4%, carload increase and $0.7 million due to a 2.4% increase in average revenues per carload. The carload increase was primarily due to improvements in the export log market and a new customer contract to provide raw materials to a paper mill, partially offset by the loss of inbound raw materials for a pulp and paper mill we serve.

Metallic ores revenues increased $1.2 million, or 32.3%. The increase consisted of $0.7 million due to a 19.3% increase in average revenues per carload and $0.5 million due to a 980, or 11.0%, carload increase. The carload increase was primarily due to the termination of a 51-week strike at a mining operation we serve in Canada. The increase in average revenues per carload was primarily due to increased long-haul traffic.

Autos and auto parts revenues increased by $2.0 million, or 40.2%. The increase consisted of $1.5 million due to a 2,206, or 27.5%, carload increase and $0.5 million due to a 10.0% increase in average revenues per carload. The carload increase was primarily due to an increase in production from the automobile industry in the United States and Canada. The increase in average revenues per carload was primarily driven by a change in our automotive traffic in Canada.

Other freight revenues increased $3.4 million, or 21.4%. The increase consisted of $3.0 million due to a 12,103, or 18.3%, carload increase and $0.4 million due to a 2.7% increase in average revenues per carload. The increase in carloads was primarily due to an increase in haulage traffic of domestic and export coal and additional shipments of municipal solid waste and construction debris.

Freight revenues from all remaining commodities combined increased by $0.6 million.

Non-Freight Revenues

The following table compares non-freight revenues for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Total	Amount	% of Total
Railcar switching	$110,544	46.5%	$98,448	46.6%
Car hire and rental income	24,276	10.2%	21,579	10.2%
Fuel sales to third parties	18,744	7.9%	15,127	7.2%
Demurrage and storage	24,577	10.3%	24,441	11.6%
Car repair services	7,233	3.0%	8,140	3.8%
Other operating income	52,549	22.1%	43,420	20.6%

Total non-freight revenues	$237,923	100.0%	$211,155	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2010 and 2009 (dollars in thousands) and includes $2.9 million of non-freight revenues for services provided to GWA North by GWA for the month of December 2010:

	2010				2009	Increase/ (Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$110,544	$—	$(6)	$110,550	$98,448	$12,096	12.3%	$12,102	12.3%
Car hire and rental income	24,276	—	(543)	24,819	21,579	2,697	12.5%	3,240	15.0%
Fuel sales to third parties	18,744	—	(359)	19,103	15,127	3,617	23.9%	3,976	26.3%
Demurrage and storage	24,577	—	—	24,577	24,441	136	0.6%	136	0.6%
Car repair services	7,233	—	—	7,233	8,140	(907)	(11.1)%	(907)	(11.1)%
Other operating income	52,549	317	(1,986)	54,218	43,420	9,129	21.0%	10,798	24.9%

Total non-freight revenues	$237,923	$317	$(2,894)	$240,500	$211,155	$26,768	12.7%	$29,345	13.9%

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $12.1 million, or 12.3%. The increase included a benefit of $2.8 million due to the net impact from the changes in foreign currency exchange rates, a $5.9 million increase in industrial switching primarily as a result of a new service contract to haul iron ore in Canada and a $3.4 million increase in port switching revenues due to an increase in export grain and intermodal container traffic at our United States port operations.

Car hire and rental income revenues increased $3.2 million, or 15.0%. The increase included a benefit of $1.7 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The remaining increase in car hire and rental income revenues is mainly due to increased off-line coal car moves in the Northeastern United States.

Fuel sales to third parties increased $4.0 million, or 26.3%, of which $3.5 million resulted from a 23.3% increase in average price per gallon and $0.5 million resulted from a 2.4% increase in gallons sold.

Car repair services revenues decreased $0.9 million, or 11.1%, primarily due to the cancellation of certain freight car leases that required car repairs to be performed at one of our maintenance locations in the United States.

All other non-freight revenues increased $10.9 million, or 16.1%. The increase included a benefit of $3.9 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The remaining increase was primarily due to the temporary operating agreement at HCRY, increases in our Australian crewing services and a new service contract to haul iron ore in Canada.

Operating Expenses

Overview

Operating expenses were $499.8 million in the year ended December 31, 2010, compared with $445.5 million in the year ended December 31, 2009, an increase of $54.2 million, or 12.2%. The increase in operating expenses was attributable to a $31.9 million increase from existing operations and $22.3 million from new operations. Operating expenses from new operations included $16.4 million related to stamp duty (an Australian asset transfer tax associated with the FreightLink Acquisition). The appreciation of the Australian and Canadian dollars relative to the United States dollar and the depreciation of the Euro relative to the United States dollar resulted in a $13.7 million net increase in operating expenses from existing operations. Our operating expenses from existing operations for 2010 included $11.8 million of FreightLink acquisition-related expenses, partially offset by an $8.7 million gain associated with a legal settlement related to a past acquisition, a $6.4 million net gain on sale of assets and a $2.3 million reversal of accrued restructuring expenses associated with the second quarter of 2009 impairment of HCRY. Operating expenses for 2009 included $9.0 million due to the HCRY impairment and related charges, $1.1 million of legal expenses associated with the resolution of an arbitration proceeding and a $0.7 million non-cash write-down of non-current assets, partially offset by $3.4 million in net gain on the sale of assets and $3.1 million in gain on insurance recoveries.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, decreased to 79.3% in the year ended December 31, 2010, from 81.8% in the year ended December 31, 2009.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$207,736	33.0%	$191,479	35.1%
Equipment rents	32,491	5.2%	29,272	5.4%
Purchased services	52,198	8.3%	42,435	7.8%
Depreciation and amortization	51,166	8.1%	48,110	8.8%
Diesel fuel used in operations	45,849	7.3%	33,538	6.2%
Diesel fuel sold to third parties	17,322	2.7%	14,400	2.7%
Casualties and insurance	14,235	2.3%	14,842	2.7%
Materials	22,280	3.5%	21,835	4.0%
Net (gain)/loss on sale and impairment of assets	(6,441)	(1.0%)	3,953	0.7%
Gain on settlement	(8,707)	(1.4%)	—	0.0%
Gain on insurance recoveries	—	0.0%	(3,143)	(0.6%)
Stamp duty	16,369	2.6%	—	0.0%
Restructuring	(2,349)	(0.4%)	2,288	0.4%
Other expenses	57,636	9.1%	46,535	8.6%

Total operating expenses	$499,785	79.3%	$445,544	81.8%

Labor and benefits expense was $207.7 million in the year ended December 31, 2010, compared with $191.5 million in the year ended December 31, 2009, an increase of $16.3 million, or 8.5%. The increase consisted of $15.1 million in higher wages and bonuses resulting primarily from an improvement in our operating results, $6.1 million due to the net impact from the change in foreign currency exchange rates and $0.3 million from new operations, partially offset by a decrease of $5.2 million primarily due to savings achieved from cost cutting measures such as furloughed employees.

Equipment rents expense was $32.5 million in the year ended December 31, 2010, compared with $29.3 million in the year ended December 31, 2009, an increase of $3.2 million, or 11.0%. The increase was attributable to a $2.2 million increase from existing operations and $1.0 million from new operations. The increase from existing operations consisted of $0.9 million due to the net impact from the change in foreign currency exchange rates and increases in our car hire expense due to new customer contracts in Canada and increased carload traffic in North America.

Purchased services expense, which primarily consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, rail cars and other equipment as well as contract labor costs for crewing and drayage services and utility costs, was $52.2 million in the year ended December 31, 2010, compared with $42.4 million in the year ended December 31, 2009, an increase of $9.8 million, or 23.0%. The increase was attributable to an $8.0 million increase from existing operations and $1.8 million from new operations. The increase from existing operations consisted primarily of $3.2 million due to the net impact from the change in foreign currency exchange rates, increases due to greater use of contract drivers and higher equipment maintenance in Australia in connection with increased traffic and additional operating costs as a result of increases in volumes.

Depreciation and amortization expense was $51.2 million in the year ended December 31, 2010, compared with $48.1 million in the year ended December 31, 2009, an increase of $3.1 million, or 6.4%. The increase was attributable to an increase of $2.3 million from existing operations and $0.8 million from new operations. The increase in existing operations consisted primarily of $1.3 million due to the net impact from the change in foreign currency exchange rates.

The cost of diesel fuel used in operations was $45.8 million in the year ended December 31, 2010, compared with $33.5 million in the year ended December 31, 2009, an increase of $12.3 million, or 36.7%. The increase from existing operations was composed of $8.8 million from a 26.3% increase in average fuel cost per gallon and $1.9 million due to a 4.5% increase in diesel fuel consumption.

The cost of diesel fuel sold to third parties was $17.3 million in the year ended December 31, 2010, compared with $14.4 million in the year ended December 31, 2009, an increase of $2.9 million, or 20.3%. The increase from existing operations consisted of $2.9 million from a 19.9% increase in average diesel fuel cost per gallon and $0.4 million resulting from a 2.4% increase in gallons sold.

Casualties and insurance expense was $14.2 million in the year ended December 31, 2010, compared with $14.8 million in the year ended December 31, 2009, a decrease of $0.6 million, or 4.1%. The decrease was attributable to a $0.7 million decrease from existing operations, partially offset by $0.1 million from new operations. The decrease from existing operations was primarily due to lower derailment expense in 2010 compared with 2009, which is consistent with our improved safety performance.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $22.3 million in the year ended December 31, 2010, compared with $21.8 million in the year ended December 31, 2009, an increase of $0.4 million, or 2.0%. The increase was primarily due to the net impact from the change in foreign currency exchange rates.

Net (gain)/loss on sale and impairment of assets was a $6.4 million net gain in the year ended December 31, 2010, compared with a $4.0 million net loss in the year ended December 31, 2009. The $6.4 million net gain on sale of assets in 2010 included the sale of excess locomotives, certain track-related assets and property in North America and the scrapping of rail cars. The $4.0 million net loss in 2009 included a $6.7 million non-cash write-down of non-current assets, partially offset by a $2.7 million gain from the sale of certain land and track-related assets.

Gain on settlement of $8.7 million in the year ended December 31, 2010, resulted from a legal settlement associated with a past acquisition.

Gain on insurance recoveries of $3.1 million in the year ended December 31, 2009, included a $2.1 million gain from a business interruption claim associated with a hurricane in 2008 and $1.0 million for the replacement of assets.

Stamp duty expense of $16.4 million in the year ended December 31, 2010, represents the Australian asset-transfer tax associated with the FreightLink Acquisition.

Restructuring expenses of $2.3 million in the year ended December 31, 2009, resulted from the planned shutdown of HCRY’s operations. Due to recent commitments by the governments of Canada and the Province of Ontario, as well as certain customers, we no longer intend to cease operations. As such, in the year ended December 31, 2010, we reversed the accrued restructuring expenses of $2.3 million associated with the planned shutdown of HCRY.

Other expenses were $57.6 million in the year ended December 31, 2010, compared with $46.5 million in the year ended December 31, 2009, an increase of $11.1 million, or 23.9%. The increase was attributable to $10.4 million from existing operations and $0.7 million from new operations. The increase from existing operations was primarily due to FreightLink acquisition-related expenses.

Other Income (Expense) Items

Interest Income

Interest income was $2.4 million in the year ended December 31, 2010, compared with $1.1 million in the year ended December 31, 2009, an increase of $1.3 million, or 125.1%, resulting from higher cash and cash equivalents balances throughout most of 2010.

Interest Expense

Interest expense was $23.1 million in the year ended December 31, 2010, compared with $26.9 million in the year ended December 31, 2009, a decrease of $3.8 million, or 14.0%, resulting primarily from lower outstanding debt during most of 2010. As a result of the increase in debt from the FreightLink Acquisition, we expect interest expense to increase in 2011 compared with 2010.

Provision for Income Taxes

Our effective income tax rate in the year ended December 31, 2010, was 27.7% compared with 20.9% in the year ended December 31, 2009. The increase in 2010 was primarily attributable to increased United States earnings at a higher marginal tax rate.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the year ended December 31, 2010, was $78.7 million, compared with income from continuing operations of $60.1 million in the year ended December 31, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2010, were $1.88 with 41.9 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.54 with 39.0 million weighted average shares outstanding in the year ended December 31, 2009. Our basic EPS from continuing operations attributable to our common stockholders were $2.02 with 38.9 million shares outstanding in the year ended December 31, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $1.66 with 36.1 million shares outstanding in the year ended December 31, 2009. The outstanding weighted average shares for the year ended December 31, 2010 and 2009, included approximately 4,600,000 and 2,420,000, respectively, weighted average shares issued in conjunction with the public offering of our Class A common stock on June 15, 2009.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Operating Revenues

Overview

Operating revenues were $544.9 million in the year ended December 31, 2009, compared with $602.0 million in the year ended December 31, 2008, a decrease of $57.1 million or 9.5%. The $57.1 million decrease in operating revenues consisted of a $106.3 million, or 17.7%, decrease in revenues from existing operations, partially offset by $49.2 million in revenues from new operations. New operations are those that did not exist in our consolidated financial results for a comparable period in the prior year. New operations in 2009 represent results from the acquisitions of the Ohio Central Railroad System (OCR), CAGY Industries, Inc. (CAGY) and Rotterdam Rail Feeding (RRF) in 2008. The $106.3 million decrease in revenues from existing operations included decreases of $76.3 million in freight revenues and $30.0 million in non-freight revenues. Of the $106.3 million decrease, $55.0 million was due to a 15.8% decrease in carloads, $21.4 million was due to a decline in fuel sales to third parties, $17.9 million was due to a decline in fuel surcharge revenues and $9.8 million was due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

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

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2009 and 2008 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2009		2008		2009		2008
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2009	2008
Coal & Coke	$70,773	21.2%	$71,528	19.4%	197,021	24.9%	193,608	23.7%	$359	$369
Pulp & Paper	50,882	15.3%	72,353	19.6%	89,217	11.3%	119,613	14.6%	570	605
Minerals & Stone	38,751	11.6%	43,233	11.7%	130,812	16.6%	139,455	17.0%	296	310
Farm & Food Products	37,489	11.2%	39,011	10.5%	83,299	10.5%	73,432	9.0%	450	531
Chemicals & Plastics	32,956	9.9%	32,538	8.8%	49,008	6.2%	48,501	5.8%	672	671
Metals	30,895	9.3%	38,853	10.5%	63,802	8.1%	79,023	9.7%	484	492
Lumber & Forest Products	27,181	8.1%	33,215	9.0%	61,245	7.8%	74,665	9.1%	444	445
Petroleum Products	19,804	5.9%	18,503	5.0%	28,553	3.6%	27,344	3.3%	694	677
Autos & Auto Parts	4,967	1.5%	6,731	1.8%	8,036	1.0%	11,112	1.4%	618	606
Metallic Ores	3,693	1.1%	5,216	1.4%	8,938	1.1%	10,425	1.3%	413	500
Intermodal*	411	0.1%	505	0.1%	4,048	0.5%	4,592	0.6%	102	110
Other	15,909	4.8%	8,251	2.2%	66,230	8.4%	36,453	4.5%	240	226

Total	$333,711	100.0%	$369,937	100.0%	790,209	100.0%	818,223	100.0%	422	452

*	Represents intermodal units

Total carloads decreased by 28,014 carloads, or 3.4%, in 2009 compared with 2008. The decrease consisted of a 128,808 carload decrease, or 15.7%, from existing operations, partially offset by 100,794 carloads from new operations.

Average freight revenues per carload decreased 6.6% to $422, in 2009 compared with 2008. Average freight revenues per carload from existing operations decreased 5.8% to $426, primarily due to lower fuel surcharges that reduced same railroad average freight revenues per carload by 5.8%. In addition, the depreciation of the Australian and Canadian dollars relative to the United States dollar and changes in commodity mix reduced average revenues per carload by 1.5% and 0.9%, respectively. Excluding these three factors, same railroad average revenues per carload increased 2.4%. In North America, excluding currency effects, changes in commodity mix and changes in fuel surcharges, same railroad average revenues per carload increased 3.6%. Decreases in the rail cost adjustment factor (RCAF), a measure of railroad inflation published by the Association of American Railroads (AAR) to which certain contract freight rates are indexed, had the impact of reducing North America same railroad average revenues per carload by approximately 1%.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

					2009-2008 Variance Information
	2009			2008	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Coal & Coke	$70,773	$13,972	$56,801	$71,528	$(755)	(1.1%)	$(14,727)	(20.6%)
Pulp & Paper	50,882	1,934	48,948	72,353	(21,471)	(29.7%)	(23,405)	(32.3%)
Minerals and Stone	38,751	3,372	35,379	43,233	(4,482)	(10.4%)	(7,854)	(18.2%)
Farm & Food Products	37,489	3,597	33,892	39,011	(1,522)	(3.9%)	(5,119)	(13.1%)
Chemicals & Plastics	32,956	3,892	29,064	32,538	418	1.3%	(3,474)	(10.7%)
Metals	30,895	4,668	26,227	38,853	(7,958)	(20.5%)	(12,626)	(32.5%)
Lumber & Forest Products	27,181	202	26,979	33,215	(6,034)	(18.2%)	(6,236)	(18.8%)
Petroleum Products	19,804	490	19,314	18,503	1,301	7.0%	811	4.4%
Autos & Auto Parts	4,967	7	4,960	6,731	(1,764)	(26.2%)	(1,771)	(26.3%)
Metallic Ores	3,693	7	3,686	5,216	(1,523)	(29.2%)	(1,530)	(29.3%)
Intermodal*	411	—	411	505	(94)	(18.6%)	(94)	(18.6%)
Other	15,909	7,896	8,013	8,251	7,658	92.8%	(238)	(2.9%)

Total freight revenues	$333,711	$40,037	$293,674	$369,937	$(36,226)	(9.8%)	$(76,263)	(20.6%)

*	Represents intermodal units

The following information discusses the significant changes in freight revenues by commodity group from existing operations. The decrease in average freight revenues per carload in a commodity group is generally related to lower fuel surcharges, the depreciation of the Australian and Canadian dollars relative to the United States dollar, the impact of lower fuel prices on rates that are partially indexed to fuel prices (e.g., RCAF-indexed contracts) and changes in the mix of customer traffic within a commodity group.

Coal and coke revenues decreased by $14.7 million, or 20.6%. The decrease consisted of $8.3 million due to a 24,573, or 12.7%, carload decrease and $6.5 million due to a 9.0% decrease in average revenues per carload. The carload decrease was primarily due to decreased spot market coal deliveries, high customer inventory levels and extended maintenance outages at coal utility customers, partially related to reduced electricity demand during the recession.

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

Minerals and stone revenues decreased by $7.9 million, or 18.2%. The decrease consisted of $5.3 million due to an 18,060, or 13.0%, carload decrease and $2.6 million due to a 5.8% decrease in average revenues per carload, which included a decrease of $0.9 million due to the depreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to reduced shipments by customers who serve the United States construction industry as a result of the recession.

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

Metals revenues decreased by $12.6 million, or 32.5%. The decrease consisted of $13.6 million due to a 26,953, or 34.1%, carload decrease, partially offset by $1.0 million due to a 2.3% increase in average revenues per carload, which included a decrease of $0.5 million due to the depreciation of the Canadian dollar relative to the United States dollar. The carload decrease was primarily due to severe weakness in the steel market and the permanent closure of a plant served by us in the Northeastern United States in the second quarter of 2009.

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

Metallic ores revenues decreased by $1.5 million, or 29.3%. The decrease consisted of $0.9 million due to a 17.4% decrease in average revenues per carload and $0.6 million due to a 1,504, or 14.4%, carload decrease. The carload decrease was primarily due to a strike at a mining operation we serve in Canada.

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

Demurrage and storage revenues increased $1.1 million, or 5.1%, primarily due to an increase in the number of third-party rail cars stored on our track.

All other non-freight revenues increased $3.2 million, or 6.8%, primarily driven by $2.5 million in increased crewing contract revenues in the Northwestern United States and Australia.

Operating Expenses

Overview

Operating expenses were $445.5 million in the year ended December 31, 2009, compared with $486.1 million in the year ended December 31, 2008, a decrease of $40.5 million, or 8.3%. The decrease in operating expenses was attributable to a $76.3 million decrease from existing operations, partially offset by $35.8 million from new operations. The depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $7.9 million decrease in operating expenses from existing operations. Our operating expenses for 2009 included $9.0 million due to the HCRY impairment and related charges, $1.1 million of legal expenses associated with the resolution of an arbitration proceeding and a $0.7 million non-cash write-down of non-current assets, partially offset by $3.4 million in gain on the sale of assets and $3.1 million in gain on insurance recoveries. Operating expenses for 2008 included $7.7 million in gain on the sale of assets and $0.4 million in gain on insurance recoveries.

Operating Ratio

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 81.8% in the year ended December 31, 2009, from 80.7% in the year ended December 31, 2008. The increase was primarily driven by the HCRY impairment and related charges in 2009 of $9.0 million.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$191,479	35.1%	$191,108	31.7%
Equipment rents	29,272	5.4%	35,170	5.8%
Purchased services	42,435	7.8%	46,169	7.7%
Depreciation and amortization	48,110	8.8%	40,507	6.7%
Diesel fuel used in operations	33,538	6.2%	61,013	10.1%
Diesel fuel sold to third parties	14,400	2.7%	34,624	5.8%
Casualties and insurance	14,842	2.7%	15,136	2.5%
Materials	21,835	4.0%	26,138	4.3%
Net loss/(gain) on sale and impairment of assets	3,953	0.7%	(7,708)	(1.2%)
Gain on insurance recoveries	(3,143)	(0.6%)	(399)	(0.1%)
Restructuring	2,288	0.4%	—	0.0%
Other expenses	46,535	8.6%	44,295	7.4%

Total operating expenses	$445,544	81.8%	$486,053	80.7%

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

The cost of diesel fuel used in operations was $33.5 million in the year ended December 31, 2009, compared with $61.0 million in the year ended December 31, 2008, a decrease of $27.5 million, or 45.0%. The decrease was attributable to a $30.3 million decrease from existing operations, partially offset by $2.8 million from new operations. The decrease from existing operations was composed of $24.1 million from a 39.5% decrease in average fuel cost per gallon and $6.2 million due to a 16.7% decrease in diesel fuel consumption.

The cost of diesel fuel sold to third parties was $14.4 million in the year ended December 31, 2009, compared with $34.6 million in the year ended December 31, 2008, a decrease of $20.2 million, or 58.4%. Of this decrease, $10.8 million resulted from a 31.1% decrease in diesel average fuel cost per gallon and $9.4 million resulted from a 39.7% decrease in gallons sold.

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

Net loss/(gain) on sale and impairment of assets was a $4.0 million net loss in the year ended December 31, 2009, compared with a $7.7 million net gain in the year ended December 31, 2008. The $4.0 million net loss in 2009 included $7.4 million of non-cash write-downs of non-current assets, partially offset by $3.4 million of gains from the sale of certain land and track-related assets. The gain of $7.7 million in the year ended December 31, 2008, included gains resulting from the sale of certain land in Australia, certain land and track-related assets in the United States and rail cars in Canada.

Gain on insurance recoveries was $3.1 million in the year ended December 31, 2009, compared with $0.4 million in the year ended December 31, 2008. The $3.1 million gain in 2009 included a $2.1 million gain from a business interruption claim associated with a hurricane in 2008 and $1.0 million for the replacement of assets. The $0.4 million gain in 2008 was for the replacement of assets.

Restructuring expenses of $2.3 million in the year ended December 31, 2009, resulted from the planned shut-down of HCRY’s operations.

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

Income and Earnings Per Share from Continuing Operations

Income from continuing operations in the year ended December 31, 2009, was $60.1 million, compared with income from continuing operations of $73.0 million in the year ended December 31, 2008. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2009, were $1.54 with 39.0 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $2.00 with 36.3 million weighted average shares outstanding in the year ended December 31, 2008. Our basic EPS from continuing operations attributable to our common stockholders were $1.66 with 36.1 million shares outstanding in the year ended December 31, 2009, compared with basic EPS from continuing operations attributable to our common stockholders of $2.28 with 31.9 million shares outstanding in the year ended December 31, 2008. The increase in weighted average shares for 2009 included approximately 2,420,000 weighted average shares as a result of our public offering of our Class A common stock on June 15, 2009.

Liquidity and Capital Resources

On December 1, 2010, we completed the acquisition of the assets of FreightLink for A$331.9 million (or $320.0 million at the December 1, 2010 exchange rate). GWI financed the purchase of FreightLink through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate, the date of the closing of the acquisition) under our Credit Agreement, as amended. As of December 31, 2010, our $350.0 million revolving credit facility, which matures in October 2013, had unused borrowing capacity of $192.2 million. In addition, we had outstanding letter of credit guarantees of $4.2 million.

During 2010, 2009 and 2008, we generated $171.8 million, $126.9 million and $128.7 million, respectively, of cash from operating activities from continuing operations. Changes in working capital increased net cash flows from operating activities by $18.5 million, $3.8 million and $7.3 million in 2010, 2009 and 2008, respectively.

During 2010, 2009 and 2008, our cash used in investing activities from continuing operations were $388.9 million, $54.0 million and $413.8 million, respectively. For 2010, primary drivers of cash used in investing activities from continuing operations were $320.0 million in net cash paid for the FreightLink Acquisition and $119.8 million of cash used for capital expenditures, partially offset by $26.5 million in cash received from grants from outside parties for capital spending completed in 2010, $14.4 million in cash received from grants from outside parties for capital spending completed in prior years and $10.0 million in proceeds from the disposition of property and equipment. For 2009, primary drivers of cash used in investing activities from continuing operations were $88.9 million of cash used for capital expenditures and $5.8 million of cash paid for acquisitions, net of cash acquired, partially offset by $17.9 million in cash received from grants from outside parties for capital spending completed in 2009, $6.7 million in cash received from grants from outside parties for capital spending completed in prior years, $8.3 million in proceeds from the disposition of property and equipment, $4.0 million of insurance proceeds and $3.8 million of net proceeds from the sale of our investment in Bolivia. For 2008, primary drivers of cash used in investing activities from continuing operations were $345.5 million of cash paid for acquisitions, net of cash acquired, $97.9 million of cash used for capital expenditures and $7.5 million of contingent consideration held in escrow, partially offset by $19.3 million in cash received from grants from outside parties for capital spending completed in 2008, $9.3 million in cash received from outside parties for capital spending completed prior to 2008, $8.1 million in cash proceeds from the disposition of property and equipment and $0.4 million of insurance proceeds for the replacement of assets.

During 2010, 2009 and 2008, our cash provided by (used in) financing activities from continuing operations were $140.0 million, ($7.3) million and $279.5 million, respectively. For 2010, primary drivers of cash provided by financing from continuing operations were a net increase in outstanding debt of $123.2 million and net cash inflows of $19.3 million from exercises of stock-based awards, partially offset by $2.5 million of debt amendment costs. For 2009, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $116.2 million and $4.4 million of cash paid for a change in our ownership of a noncontrolling interest, partially offset by $106.6 million of proceeds from the June 2009 public offering of 4,600,000 shares of our Class A common stock at $24.50 per share and $6.6 million from exercises of stock-based awards. We used the offering proceeds along with cash on hand to repay $108.0 million of our revolving credit facility, which represented the entire balance then outstanding. For 2008, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $275.0 million and net cash inflows of $8.8 million from exercises of stock-based awards, partially offset by $4.3 million of debt issuance costs.

At December 31, 2010, we had long-term debt, including current portion, totaling $578.9 million, which comprised 41.5% of our total capitalization and $192.2 million of unused borrowing capacity. At December 31, 2009, we had long-term debt, including current portion, totaling $449.4 million, which comprised 39.5% of our total capitalization and $299.9 million of unused borrowing capacity.

We believe that our cash and cash equivalents combined with our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of our Credit Agreement, as amended. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

Credit Agreement

On August 8, 2008, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the size of our senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The Credit Agreement included a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($31.3 million at the December 31, 2010 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans. The Credit Agreement provides lending under the revolving credit facility in United States dollars, Australian dollars, Canadian dollars and Euros. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The Credit Agreement and revolving loans are guaranteed by substantially all of the United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.

On June 30, 2010, we entered into Amendment No. 1 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement Amendment). The Credit Agreement Amendment facilitated the acquisition of the assets of FreightLink by GWA North. Among other matters, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back acquisition costs incurred in connection with the Freightlink Acquisition to EBITDA in an aggregate amount not to exceed $25 million; (ii) amended the restrictions on indebtedness; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guarantees. The Credit Agreement Amendment also changed the definition of Consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense) to give pro forma effect to the FreightLink Acquisition, allowed for an additional United States borrower and amended certain covenants to permit the FreightLink Acquisition and the entry into related documentation.

On October 15, 2010, we entered into Amendment No. 2 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement, which provides, among other things, commitments for our United States and Australian borrowers to draw an additional $50 million revolving loan which effectively increased our revolving loan capacity from $300.0 million to $350.0 million.

Effective as of December 1, 2010, in each case dependent on a ratio of funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense), the range of applicable margins applied to borrowings are as follows:

	Applicable Margin Changed from:	Applicable Margin Changed to:
Base rate borrowings	low of 0.25% to high of 1.00%	low of 0.75% to high of 1.50%
LIBOR rate borrowings	low of 1.25% to high of 2.00%	low of 1.75% to high of 2.50%
Commitment fee rate	low of 0.20% to high of 0.40%	low of 0.25% to high of 0.50%

Financial covenants, which are measured on a trailing 12-month basis and calculated quarterly, are as follows:

a.	Maximum leverage of 3.5 times, measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense).

b.	Minimum interest coverage of 3.5 times, measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c.	Capital expenditures: Generally restricts us from making capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues limitation on capital expenditures may be increased under certain conditions.

The Credit Agreement contains a number of covenants restricting our ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless under permitted acquisitions, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The Credit Agreement allows us to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. As of December 31, 2010, we were in compliance with the covenant requirements of our Credit Agreement, as amended. Subject to maintaining compliance with these covenants, the $192.2 million of unused borrowing capacity as of December 31, 2010, is available for general corporate purposes including acquisitions.

Senior Notes

In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in August 2015. The Series C senior notes have a borrowing rate of three-month LIBOR plus 0.70% and are due in August 2012. As of December 31, 2010, the Series C senior notes had an interest rate of 0.99%.

In 2004, we completed a $75.0 million private placement of Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in November 2011. We expect to refinance the Series A senior notes in 2011.

The senior notes are unsecured but are guaranteed by substantially all of our United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates.

Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding 12 months divided by interest expense plus operating lease payments for the preceding 12 months). As of December 31, 2010, we were in compliance with the provisions of these covenants.

Equipment and Property Leases

We enter into operating leases for rail cars, locomotives and other equipment. As of December 31, 2010, we leased 10,196 rail cars and 48 locomotives. Related operating lease expense for the years ended December 31, 2010, 2009 and 2008 was $13.1 million, $12.6 million and $15.5 million, respectively. We lease certain real property, which resulted in operating lease expense for the years ended December 31, 2010, 2009 and 2008, of $5.0 million, $4.6 million and $4.4 million, respectively. In 2010, we purchased certain leased locomotive assets for $7.4 million.

We are party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease agreements in 2010.

Grants from Outside Parties

Our railroads have received a number of project grants from federal, state and local agencies and other outside parties (e.g., customers) for upgrades and construction of rail lines and upgrades of locomotives. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been upgraded or constructed. We believe that the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that grants from outside parties will continue to be available or that even if available, our railroads will be able to obtain them.

2011 Budgeted Capital Expenditures

We have budgeted $109 million for capital expenditures in 2011, which consists of track and equipment improvements of $71 million, $1 million in equipment lease buyouts and new business development projects of $37 million. In addition, we expect to receive approximately $29 million of grants from outside parties to fund additional property and equipment expenditures related to our existing business in 2011. Including the grant-funded projects, we have budgeted a total of $138 million for capital expenditures in 2011. We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and new investments. We believe that our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the Credit Agreement.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, we had contractual obligations and commercial commitments that could affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2010 (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-term debt obligations (1)	$578,471	$103,669	$368,214	$104,255	$2,333
Interest on long-term debt (2)	112,781	22,020	32,881	9,384	48,496
Derivative instruments (3)	16,751	9,743	7,008	—	—
Capital lease obligations	393	21	45	49	278
Operating lease obligations	193,098	26,148	34,340	16,259	116,351
Purchase obligations (4)	41,547	36,507	5,040	—	—
Other long-term liabilities (5)	12,709	4,708	1,428	197	6,376

Total	$955,750	$202,816	$448,956	$130,144	$173,834

(1)	Excludes capital lease obligations of $0.4 million.
(2)	Assumes no change in variable interest rates from December 31, 2010.
(3)	Includes the fair value of our interest rate swap of $9.1 million and the fair value of our cross currency swap of $7.6 million.
(4)	Includes purchase commitments for future capital expenditures.
(5)	Includes deferred compensation of $6.0 million, estimated casualty obligations of $2.9 million and certain other long-term liabilities of $0.4 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $3.2 million and our 2011 estimated contributions of $0.1 million to our pension plans.

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

Our off-balance sheet arrangements as of December 31, 2010, consist of operating lease obligations, which are included in the contractual obligations table above.

Impact of Foreign Currencies on Operating Revenues

When comparing the effects on revenues of average foreign currency exchange rates in effect during the year ended December 31, 2010, versus the year ended December 31, 2009, foreign currency translation had a net positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar, partially offset by the weakening of the Euro relative to the United States dollar in the year ended December 31, 2010. Since the world’s major crude oil and refined products are traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia.

The following table sets forth the impact of foreign currency translation on reported operating revenues for the year ended December 31, 2010 (dollars in thousands):

	As Reported	Currency Translation Impact Appreciation/ (Depreciation)	Revenues Excluding Currency Translation Impact
Operating revenues:
United States	$434,132	$—	$434,132
Australia	135,408	12,768	122,640
Canada	49,580	4,455	45,125
Netherlands	11,075	(507)	11,582

Total operating revenues	$630,195	$16,716	$613,479

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

Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors (Audit Committee), and the Audit Committee has reviewed our disclosure relating to such estimates in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Combinations

We account for businesses we acquired subsequent to January 1, 2009, using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. We record the underlying net assets at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in our consolidated statement of operations beginning on the respective business’s acquisition date.

Previously, we accounted for businesses we acquired using the purchase method of accounting. We allocated the total cost of an acquisition, including certain acquisition-related costs, to the underlying net assets based on their respective estimated fair values.

Property and Equipment

We record property and equipment at cost. We capitalize major renewals or improvements, but routine maintenance and repairs are expensed when incurred. We incur maintenance and repair expenses to keep our operations safe and fit for existing purpose. Major renewals or improvements, however, are undertaken to extend the useful life or increase the functionality of the asset, or both.

When assessing spending for classification among capital or expense, we evaluate the substance of the respective spending. For example, costs incurred to modify a railroad bridge, either through individual projects or pre-established multi-year programs, which substantially upgrade the bridge’s capacity to carry increased loading and/or to allow for a carrying speed beyond the original or existing capacity of the bridge, are capitalized. However, costs for replacement of routinely wearable bridge components, such as plates or bolts, are expensed as incurred. Other than a de-minimis threshold under which costs are expensed as incurred, we do not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.

Unlike the Class I railroads that operate over extensive contiguous rail networks, our short line and regional railroads are geographically disparate businesses that transport freight over relatively short distances. As a result, we typically incur minimal spending on self-constructed assets and, instead, the vast majority of our capital spending relates to purchased assets installed by professional contractors. We also generally do not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.

The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Gross capitalized major renewals and improvements	$111,747	$78,967	$66,228
Grants from outside parties	(40,799)	(32,311)	(17,335)

Net capitalized major renewals and improvements	$70,948	$46,656	$48,893

Total repairs and maintenance expense	$128,191	$118,368	$125,715

We depreciate our property and equipment on the straight-line method over the useful lives of the road property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

Property:	Estimated useful life
Buildings and leasehold improvements	30 years or life of lease
Bridges/tunnels/culverts	20 – 50 years
Track property	5 – 50 years

Equipment:
Computer equipment	3 years
Locomotives and rail cars	5 – 30 years
Vehicles and mobile equipment	5 – 10 years
Signals and crossing equipment	10 – 30 years
Track equipment	5 – 10 years
Other equipment	3 – 20 years

We continually evaluate whether events and circumstances have occurred that indicate that our long-lived tangible assets may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset in measuring whether or not impairment has occurred. If we identify impairment of an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net loss/(gain) on sale and impairment of assets within operating expenses.

Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net loss/(gain) on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, we record the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2010, 2009 or 2008.

Grants from Outside Parties

Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Goodwill and Indefinite-Lived Intangible Assets

We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. We perform our annual impairment test as of November 30th of each year, and no impairment was recognized for the years ended December 31, 2010, 2009 and 2008, as a result of our annual impairment test. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.

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

Derailment and Property Damages, Personal Injuries and Third-Party Claims

We maintain liability and property insurance coverage. Our primary liability policies have self-insured retentions of up to $0.5 million per occurrence. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. Our property damage policies have various self-insured retentions, which vary based on type and location of the incident, that are generally less than $1.0 million. These estimates are updated in future periods as information develops.

Stock-Based Compensation

The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees under our Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.

The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment, the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of our Class A common stock on the date of grant.

For the year ended December 31, 2010, compensation cost from equity awards was $7.1 million. As of December 31, 2010, the compensation cost related to non-vested awards not yet recognized was $8.5 million, which will be recognized over the next three years with a weighted average period of 1.2 years. The total income tax benefit recognized in the consolidated income statement for equity awards was $2.5 million for the year ended December 31, 2010.

For the year ended December 31, 2009, compensation cost from equity awards was $6.5 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.8 million for the year ended December 31, 2009.

For the year ended December 31, 2008, compensation cost from equity awards was $5.7 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.8 million for the year ended December 31, 2008.

Income Taxes

We account for income taxes under a balance sheet approach for the financial accounting and reporting of deferred income taxes. Deferred income taxes reflect the tax effect of temporary differences between the book and tax basis of assets and liabilities, as well as available income tax credits and capital and net operating loss carryforwards. In our consolidated balance sheets, these deferred obligations or benefits are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred income tax obligation or benefit that is not related to an asset or liability for financial reporting, including deferred income tax assets related to tax credit and loss carryforwards, is classified according to the expected reversal date of the temporary difference as of the end of the year. We evaluate on a quarterly basis whether, based on all available evidence, our deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.

No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2010, was $116.8 million.

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

We actively monitor our exposure to interest rate and foreign currency exchange rate risks and use derivative financial instruments to manage the impact of certain of these risks. We use derivatives only for purposes of managing risk associated with underlying exposures. We do not trade or use such instruments with the objective of earning financial gains from interest rate or exchange rate fluctuations, nor do we use such instruments where there are no underlying cash exposures. Complex instruments involving leverage or multipliers are not used. We manage our hedging positions and monitor the credit ratings of counterparties and do not anticipate losses due to counterparty nonperformance. Management believes that our use of derivative financial instruments to manage risk is in our best interest. However, our use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility.

Interest Rate Risk & Risk Sensitivity

Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal cash flows from our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2010 (dollars in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt:
Series A senior notes	$75,000	$—	$—	$—	$—	$—	$75,000	$76,491
Series B senior notes	—	—	—	—	100,000	—	100,000	105,413
Other debt	544	432	384	391	3,913	2,611	8,275	8,395
Average annual interest rate	4.99%	5.11%	5.12%	5.13%	5.14%	0.76%	4.99%
Variable rate debt:
Revolving credit facility:
United States	$—	$—	$48,500	$—	$—	$—	$48,500	$48,165
Europe	—	—	8,022	—	—	—	8,022	11,610
Australia	—	—	96,056	—	—	—	96,056	97,096
Australia swingline loan	1,022	—	—	—	—	—	1,022	1,022
United States term loan	24,000	24,000	144,000	—	—	—	192,000	189,972
Canadian term loan	3,124	3,124	18,741	—	—	—	24,989	24,651
Series C senior notes	—	25,000	—	—	—	—	25,000	24,421
Average annual interest rate	3.72%	4.62%	5.42%	0.00%	0.00%	0.00%	3.37%
Total	$103,690	$52,556	$315,703	$391	$103,913	$2,611	$578,864	$587,236

The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using United States LIBOR, Australia BBSW, Canadian LIBOR and Euro LIBOR (as of December 31, 2010). The borrowing margin is composed of a weighted average of 2.00% for United States, Australia, Canada and Europe borrowings under our Credit Agreement and 0.70% for our Series C senior notes. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $2.8 million. Furthermore, if we were to refinance all of our debt obligations in the current environment, we believe we would incur interest rates no worse, and potentially better, than our current rates.

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

On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the interest rate swap represented a liability of $9.1 million as of December 31, 2010. The one-month LIBOR was set at 0.26% at December 31, 2010.

Foreign Currency Exchange Risk

Third-party debt related to our foreign operations, $133 million, is denominated in the currency of the countries in which our subsidiaries operate, including Australia, Canada and Europe. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to our debt service payments is limited. However, in the event foreign currency debt service, either interest, principal amortization or repayment due at maturity in October 2013, if not refinanced, is funded from our United States operations, we may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

We are also exposed to foreign currency exchange rate risk related to our operations, including non-functional currency intercompany debt, typically from our United States operations to our foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business. From time to time, we may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. To mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, we may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income(expense).

On December 1, 2010, we completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). We financed the acquisition through a combination of cash on hand and borrowings under our Credit Agreement, as amended. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which Swap effectively converted the A$105.0 million loan receivable in the United States into a $100.6 million loan receivable. The Swap requires us to pay AUD BBSW plus 3.125% based on a notional amount of A$105 million and allows us to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. The Company realized an expense of $0.4 million within interest income(expense) related to the quarterly settlement of the swap for the period ended December 31, 2010. In addition, the Company recognized a net loss of $1.0 million within other income (expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on December 31, 2010. This net loss was caused by a loss of $7.6 million related to the mark-to-market of the cross-currency swap and a gain of $6.6 million related to the mark-to-market of the intercompany debt. The fair value of the cross-currency swap represented a liability of $7.6 million as of December 31, 2010. The Swap expires on December 1, 2012. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs.

On November 24, 2010, we entered into foreign exchange forward contracts, with funds to be delivered on December 1, 2010, to secure an exchange rate for A$45 million of the A$331.9 million purchase of the FreightLink assets. The subsequent decrease in the value of Australian dollar versus the United States dollar between November 24, 2010 and December 1, 2010 and its impact on the A$45 million of purchase price resulted in an additional expense of $0.7 million within other income (expense).

The following table summarizes the impact of these foreign currency financial instruments on our statement of operations for the year ended December 31, 2010:

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
Quarterly settlement under cross-currency swap agreement	Interest (expense)income	$(449)
Mark-to-market of intercompany debt	Other (expense)/income, net	6,657
Mark-to-market of cross-currency swap agreement	Other (expense)/income, net	(7,632)
Foreign currency forward contracts	Other (expense)/income, net	(716)

		$(2,140)

Sensitivity to Diesel Fuel Prices

We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2010, fuel costs for fuel used in operations represented 9.2% of our total expenses. As of December 31, 2010, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that offset the impact of higher fuel prices. As of December 31, 2010, each one percentage point increase in the price of diesel fuel would result in a $0.5 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges and/or rates.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary financial data required by this item are listed under Part IV. Item 15 following the signature page hereto and are incorporated by reference herein.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as stated in their report which is included herein under “Part IV. Item 15. Exhibits, Financial Statements and Schedules.”

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 26, 2011, under “Election of Directors” and “Executive Officers.”

We have adopted a Code of Ethics that applies to all directors, officers and employees, including our chief executive officer, our chief financial officer, and our chief accounting officer and global controller. The Code of Ethics is available on the Governance page of the Company’s Internet website at www.gwrr.com. We will post any amendments to the Code of Ethics and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet website within the required time period.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 26, 2011, under “Executive Compensation” and “2010 Director Compensation.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,801,467	$31.77	1,028,932
Equity compensation plans not approved by security holders	—	—	—

Total	1,801,467	$31.77	1,028,932

The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 26, 2011, under “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 26, 2011, under “Corporate Governance” and “Related Person Transactions and Other Information.”

ITEM 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 26, 2011, under “Approval of the Selection of Independent Auditors.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K

Genesee & Wyoming Inc. and Subsidiaries Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended

December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

Date: February 25, 2011	GENESEE & WYOMING INC.

	By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 25, 2011	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III Mortimer B. Fuller III

February 25, 2011	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN John C. Hellmann

February 25, 2011	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER Timothy J. Gallagher

February 25, 2011	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI Christopher F. Liucci

February 25, 2011	Director	/S/ DAVID C. HURLEY David C. Hurley

February 25, 2011	Director	/S/ ØIVIND LORENTZEN III Øivind Lorentzen III

February 25, 2011	Director	/S/ ROBERT M. MELZER Robert M. Melzer

February 25, 2011	Director	/s/ MICHAEL NORKUS Michael Norkus

February 25, 2011	Director	/s/ PHILIP J. RINGO Philip J. Ringo

February 25, 2011	Director	/s/ PETER O. SCANNELL Peter O. Scannell

February 25, 2011	Director	/s/ MARK A. SCUDDER Mark A. Scudder

INDEX TO EXHIBITS

(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

(ii) By-laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q filed on November 9, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Exhibit I to the Registrant’s Definitive Information Statement on Schedule 14C filed on February 23, 2004.

4.2	Specimen stock certificate representing shares of Class A Common Stock is incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

4.3	Form of Class B Stockholders’ Agreement dated as of May 20, 1996, among the Registrant, its executive officers and its Class B Stockholders is incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-3972).

(10)	Material Contracts

The Exhibit referenced under 4.3 hereof is incorporated herein by reference.

10.1	Memorandum of Lease between Minister for Transport and Urban Planning a Body Corporate Under the Administrative Arrangements Act, the Lessor and Australia Southern Railroad Pty Ltd., the Lessee, dated November 7, 1997, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-K filed on March 31, 1998 (SEC File No. 0-20847).

10.2	Agreement and Plan of Merger dated as of December 3, 2001, by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on December 12, 2001.

10.3	Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on November 18, 2004

10.4	Securities Purchase Agreement dated as of May 25, 2005 by and among Rail Management Corporation, Durden 1991 Family Gift Trust, Durden 1991 Family Discretionary Trust, Durden 1991 Family Trust, K. Earl Durden 1991 Gift Trust, Durden 1996 Family Gift Trust, RP Acquisition Company One, a subsidiary of Genesee & Wyoming Inc. and RP Acquisition Company Two, a subsidiary of Genesee & Wyoming Inc. is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on June 1, 2005.

10.5	First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K filed on June 3, 2005.

10.6	Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on August 1, 2005.

10.7	Share Sale Agreement dated February 14, 2006 by and among Genesee & Wyoming Inc., GWI Holdings Pty Ltd, Wesfarmers Limited, Wesfarmers Railroad Holdings Pty Ltd, Babcock & Brown WA Rail Pty Ltd, QRNational West Pty Ltd, Australia Southern Railroad Pty Ltd, Australia Western Railroad Pty Ltd and Australian Railroad Group Pty Ltd is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 17, 2006.

10.8	Letter Agreement dated February 16, 2006 between Wesfarmers Railroad Holdings Pty Ltd and GWI Holdings Pty Ltd is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K filed on February 17, 2006.

10.9	Restated Genesee & Wyoming Inc. Employee Stock Purchase Plan, as Amended through September 27, 2006, is incorporated herein by reference to Exhibit 4.1(a) to the Registrant’s Report on Form S-8 filed on November 3, 2006. **

10.10	Form of Senior Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Senior Executives is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on November 8, 2007. **

10.11	Form of Executive Continuity Agreement by and between Genesee & Wyoming Inc. and the Company Executives is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on November 8, 2007. **

10.12	Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 7, 2008. **

10.13	Form of Option Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 7, 2009.**

10.14	Form of Restricted Stock Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on August 7, 2009.**

10.15	Form of Restricted Stock Unit Award Notice under the Amended and Restated 2004 Omnibus Incentive Plan, dated as of May 30, 2007 (as supplemented, May 28, 2008), is incorporated herein by reference to Exhibit 10.17 to the Registrant’s Report on Form 10-K filed on February 26, 2010.**

10.16	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 8, 2008, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 8, 2008.

10.17	Amended and Restated Stock Purchase Agreement by and among Summit View, Inc., Jerry Joe Jacobson and Genesee & Wyoming Inc. dated as of September 10, 2008, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on November 7, 2008.

10.18	Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan for highly compensated employees and directors dated as of December 31, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 7, 2009.**

10.19	Employment Agreement dated as of May 30, 2007, and as amended and restated December 30, 2009, by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement), is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K filed on February 26, 2010. **

10.20	Amendment No. 1 and Joinder to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of June 30, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed on August 6, 2010.

*10.21	Amendment No. 2 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated as of October 15, 2010.

10.22	Business Sale Agreement dated June 9, 2010, by and among Freight Link Pty Ltd (Receivers and Managers Appointed), Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed) (“APT”), other APT joint venture sellers, GWA (North) Pty Limited and Genesee & Wyoming Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 6, 2010.

*10.23	Amendment Deed to Business Sale Agreement by and among Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed), Freight Link Pty Ltd (Receivers and Managers Appointed), GWA (North) Pty Limited and Genesee & Wyoming Inc. dated October 27, 2010.

10.24	Deed of Amendment and Acknowledgement to the Business Sale Agreement by and among Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed), Freight Link Pty Ltd (Receivers and Managers Appointed), GWA (North) Pty Limited and Genesee & Wyoming Inc. dated November 24, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on December 1, 2010.

10.25	Sale Consent Deed by and among GWA (North) Pty Ltd., The Northern Territory of Australia, The Crown in right of the State of South Australia, The AustralAsia Railway Corporation, Asia Pacific Transport Pty Limited (Receivers and Managers Appointed) dated November 19, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on November 24, 2010.

10.26	Guarantee and Indemnity (GWA) by and between Genesee & Wyoming Australia Pty Ltd and The AustralAsia Railway Corporation dated November 19, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on November 24, 2010.

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Report under Item 8

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*101	The following financial information from Genesee & Wyoming Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (ii) Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008, (iv) Consolidated Cash Flow Statements for the Years Ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements.

*	Exhibit filed with this Report.
**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and changes in equity and comprehensive income present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers, LLP

Stamford, Connecticut

February 25, 2011

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 and 2009

(dollars in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$27,417	$105,707
Accounts receivable, net	132,225	109,931
Materials and supplies	13,259	8,939
Prepaid expenses and other	14,525	13,223
Deferred income tax assets, net	21,518	15,161
Current assets of discontinued operations	4	282

Total current assets	208,948	253,243

PROPERTY AND EQUIPMENT, net	1,444,177	1,024,297
GOODWILL	160,629	161,208
INTANGIBLE ASSETS, net	237,355	244,464
DEFERRED INCOME TAX ASSETS, net	2,879	3,122
OTHER ASSETS, net	13,572	10,698

Total assets	$2,067,560	$1,697,032

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$103,690	$27,818
Accounts payable	124,944	104,813
Accrued expenses	76,248	42,109
Deferred income tax liabilities, net	—	971
Current liabilities of discontinued operations	4	11

Total current liabilities	304,886	175,722

LONG-TERM DEBT, less current portion	475,174	421,616
DEFERRED INCOME TAX LIABILITIES, net	263,361	244,924
DEFERRED ITEMS—grants from outside parties	183,356	146,345
OTHER LONG-TERM LIABILITIES	23,543	19,548
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 51,861,249 and 50,876,873 shares issued and 39,426,351 and 38,466,567 shares outstanding (net of 12,434,898 and 12,410,306 shares in treasury) on December 31, 2010 and 2009, respectively	519	509
Class B common stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,409,027 and 2,558,790 shares issued and outstanding on December 31, 2010 and 2009, respectively	24	26
Additional paid-in capital	358,024	330,710
Retained earnings	622,185	540,925
Accumulated other comprehensive income	40,114	19,483
Treasury stock, at cost	(203,626)	(202,776)

Total equity	817,240	688,877

Total liabilities and equity	$2,067,560	$1,697,032

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
OPERATING REVENUES	$630,195	$544,866	$601,984

OPERATING EXPENSES:
Labor and benefits	207,736	191,479	191,108
Equipment rents	32,491	29,272	35,170
Purchased services	52,198	42,435	46,169
Depreciation and amortization	51,166	48,110	40,507
Diesel fuel used in operations	45,849	33,538	61,013
Diesel fuel sold to third parties	17,322	14,400	34,624
Casualties and insurance	14,235	14,842	15,136
Materials	22,280	21,835	26,138
Net (gain)/loss on sale and impairment of assets	(6,441)	3,953	(7,708)
Gain on settlement	(8,707)	—	—
Gain on insurance recoveries	—	(3,143)	(399)
Stamp duty	16,369	—	—
Restructuring	(2,349)	2,288	—
Other expenses	57,636	46,535	44,295

Total operating expenses	499,785	445,544	486,053

INCOME FROM OPERATIONS	130,410	99,322	115,931
Gain on sale of investment in Bolivia	—	391	—
Interest income	2,397	1,065	2,093
Interest expense	(23,147)	(26,902)	(20,610)
Other (expense)/income, net	(827)	2,115	470

Income from continuing operations before income taxes	108,833	75,991	97,884
Provision for income taxes	30,164	15,916	24,909

Income from continuing operations, net of tax	78,669	60,075	72,975
Income/(loss) from discontinued operations, net of tax	2,591	1,398	(501)

Net income	81,260	61,473	72,474
Less: Net income attributable to noncontrolling interest	—	(146)	(243)

Net income attributable to Genesee & Wyoming Inc.	$81,260	$61,327	$72,231

Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$2.02	$1.66	$2.28
Basic earnings/(loss) per common share from discontinued operations	0.07	0.04	(0.02)

Basic earnings per common share	$2.09	$1.70	$2.26

Weighted average shares—Basic	38,886	36,146	31,922

Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$1.88	$1.54	$2.00
Diluted earnings/(loss) per common share from discontinued operations	0.06	0.04	(0.01)

Diluted earnings per common share	$1.94	$1.57	$1.99

Weighted average shares—Diluted	41,889	38,974	36,348

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(dollars in thousands)

	GWI Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2007	$438	$40	$197,463	$407,367	$25,660	$(199,987)	$1,108	$432,089

Comprehensive income, net of tax:
Net income	—	—	—	72,231	—	—	243	72,474
Currency translation adjustments	—	—	—	—	(31,091)	—	—	(31,091)
Fair market value adjustments of cash flow hedges	—	—	—	—	(8,214)	—	—	(8,214)
Pension and post-retirement medical adjustment	—	—	—	—	(388)	—	—	(388)

Comprehensive income							—	32,781
Proceeds from employee stock purchases	6	—	9,308	—	—	—	—	9,314
Conversion of 1,390,026 shares Class B common stock to Class A common stock	14	(14)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	5,734	—	—	—	—	5,734
Excess tax benefits from share-based compensation	—	—	1,851	—	—	—	—	1,851
Treasury stock acquisitions, 58,082 shares	—	—	—	—	—	(2,355)	—	(2,355)

BALANCE, December 31, 2008	$458	$26	$214,356	$479,598	$(14,033)	$(202,342)	$1,351	$479,414

Comprehensive income, net of tax:
Net income	—	—	—	61,327	—	—	146	61,473
Currency translation adjustments	—	—	—	—	29,378	—	—	29,378
Fair market value adjustments of cash flow hedges	—	—	—	—	3,991	—	—	3,991
Pension and post-retirement medical adjustment	—	—	—	—	147	—	—	147

Comprehensive income								94,989
Proceeds from employee stock purchases	5	—	5,760	—	—	—	—	5,765
Compensation cost related to equity awards	—	—	6,031	—	—	—	—	6,031
Excess tax benefits from share-based compensation	—	—	1,152	—	—	—	—	1,152
Stock issuance proceeds, net of stock issuance costs—4,600,000 shares Class A common stock	46	—	106,568	—	—	—	—	106,614
Change in ownership of noncontrolling interest	—	—	(3,157)	—	—	—	(1,203)	(4,360)
Sale of investment in Bolivia	—	—	—	—	—	—	(294)	(294)
Treasury stock acquisitions, 14,905 shares	—	—	—	—	—	(434)	—	(434)

BALANCE, December 31, 2009	$509	$26	$330,710	$540,925	$19,483	$(202,776)	$—	$688,877

Comprehensive income, net of tax:
Net income	—	—	—	81,260	—	—	—	81,260
Currency translation adjustments	—	—	—	—	21,877	—	—	21,877
Fair market value adjustments of cash flow hedges	—	—	—	—	(1,590)	—	—	(1,590)
Pension and post-retirement medical adjustment	—	—	—	—	344	—	—	344

Comprehensive income								101,891
Proceeds from employee stock purchases	8	—	18,197	—	—	—	—	18,205
Conversion of 149,763 Class B common stock to Class A common stock	2	(2)	—	—	—	—		—
Compensation cost related to equity awards	—	—	7,174	—	—	—	—	7,174
Excess tax benefits from share-based compensation	—	—	1,943	—	—	—	—	1,943
Treasury stock acquisitions, 24,592 shares	—	—	—	—	—	(850)	—	(850)

BALANCE, December 31, 2010	$519	$24	$358,024	$622,185	$40,114	$(203,626)	$—	$817,240

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,260	$61,473	$72,474
Adjustments to reconcile net income to net cash provided by operating activities:
(Income)/loss from discontinued operations	(2,591)	(1,398)	501
Depreciation and amortization	51,166	48,110	40,507
Compensation cost related to equity awards	7,174	6,031	5,734
Excess tax benefit from share-based compensation	(1,975)	(1,234)	(1,829)
Deferred income taxes	12,009	7,558	12,205
Stamp duty	12,625	—	—
Net (gain) loss on sale and impairment of assets	(6,441)	3,953	(7,708)
Gain on sale of investment in Bolivia	—	(391)	—
Gain on insurance recoveries	—	(3,143)	(399)
Insurance proceeds received	—	2,175	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(18,402)	16,082	11,541
Materials and supplies	(205)	(170)	(812)
Prepaid expenses and other	(762)	(622)	6,597
Accounts payable and accrued expenses	36,243	(10,940)	(18,089)
Other assets and liabilities, net	1,651	(550)	8,024

Net cash provided by operating activities from continuing operations	171,752	126,934	128,746
Net cash provided by (used in) operating activities from discontinued operations	933	(746)	(3,484)

Net cash provided by operating activities	172,685	126,188	125,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(119,840)	(88,865)	(97,853)
Grant proceeds from outside parties	40,802	24,575	28,551
Cash paid for acquisitions, net of cash acquired	(320,023)	(5,780)	(345,477)
Contingent consideration held in escrow	—	—	(7,500)
Insurance proceeds for the replacement of assets	—	3,996	419
Proceeds from the sale of investments	208	3,778	—
Proceeds from disposition of property and equipment	9,991	8,313	8,081

Net cash used in investing activities from continuing operations	(388,862)	(53,983)	(413,779)
Net cash provided by investing activities from discontinued operations	1,831	1,774	450

Net cash used in investing activities	(387,031)	(52,209)	(413,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(82,296)	(214,153)	(193,051)
Proceeds from issuance of long-term debt	205,446	98,000	468,076
Debt amendment/issuance costs	(2,514)	—	(4,340)
Proceeds from employee stock purchases	18,205	5,765	9,314
Treasury stock purchases	(850)	(434)	(2,355)
Stock issuance proceeds, net of stock issuance costs	—	106,614	—
Cash paid for change in ownership of noncontrolling interest	—	(4,360)	—
Excess tax benefit from share-based compensation	1,975	1,234	1,829

Net cash provided by (used in) financing activities from continuing operations	139,966	(7,334)	279,473
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,009)	6,831	(5,973)

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	99	538	(424)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,290)	74,014	(14,991)
CASH AND CASH EQUIVALENTS, beginning of year	105,707	31,693	46,684

CASH AND CASH EQUIVALENTS, end of year	$27,417	$105,707	$31,693

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:

Genesee & Wyoming Inc. and its subsidiaries (the Company) currently have interests in 63 railroads, of which 57 are located in the United States, three are located in Canada, two are located in Australia and one is located in the Netherlands. From January 1, 2008 to December 31, 2010, the Company acquired 17 railroads in the United States, Australia and the Netherlands, sold its operations in Mexico and sold substantially all of its investments in South America. Through its subsidiaries, the Company owns and operates short line and regional freight railroads and provides rail car switching and ancillary rail services. In addition, the Company also operates a railroad that runs approximately 1,400 miles north-south between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. See Note 3, Changes in Operations, for descriptions of the Company’s changes in operations in recent years.

A large portion of the Company’s operating revenues is attributable to industrial customers operating in the paper and forest products, electricity generation and farm and food products industries. Freight revenues from the Company’s 10 largest freight customers accounted for approximately 22%, 21% and 20% of the Company’s operating revenues in 2010, 2009 and 2008, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Business Combinations

The Company accounts for businesses acquired subsequent to January 1, 2009 using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The Company records the underlying net assets at their respective acquisition-date fair values. As part of this process, the Company identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statement of operations beginning on the respective business’s acquisition date.

Previously, the Company accounted for businesses acquired using the purchase method of accounting. The Company allocated the total cost of an acquisition, including certain acquisition-related costs, to the underlying net assets based on their respective estimated fair values.

Property and Equipment

Property and equipment are carried at cost. Major renewals or improvements to property and equipment are capitalized, while routine maintenance and repairs are expensed when incurred. The Company incurs maintenance and repair expenses to keep its operations safe and fit for existing purpose. Major renewals or improvements are undertaken to extend the useful life or increase the functionality of the asset, or both. Other than a de-minimis threshold under which costs are expensed as incurred, the Company does not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.

Unlike the Class I railroads that operate over extensive contiguous rail networks, the Company’s short line and regional railroads are geographically disparate businesses that transport freight over relatively short distances. As a result, the Company typically incurs minimal spending on self-constructed assets and, instead, the vast majority of its capital spending relates to purchased assets installed by professional contractors. In addition, the Company generally does not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.

Depreciation is provided on the straight-line method over the useful lives of the road property and equipment. The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

Property:	Estimated useful life
Buildings and leasehold improvements	30 years or life of lease
Bridges/tunnels/culverts	20 – 50 years
Track property	5 – 50 years

Equipment:
Computer equipment	3 years
Locomotives and rail cars	5 – 30 years
Vehicles and mobile equipment	5 – 10 years
Signals and crossing equipment	10 – 30 years
Track equipment	5 – 10 years
Other equipment	3 – 20 years

The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that assets may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net loss/(gain) on sale and impairment of assets within operating expenses.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2010, 2009 or 2008.

Grants from Outside Parties

Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Goodwill and Indefinite-Lived Intangible Assets

The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment review as of November 30th of each year. No impairment was recognized for the years ended December 31, 2010 or 2009. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.

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

Derailment and Property Damages, Personal Injuries and Third-Party Claims

The Company maintains property and liability insurance coverage. The Company’s primary liability policies have a self-insured retention of up to $0.5 million per occurrence. With respect to the transportation of hazardous commodities, the liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. Accruals for Federal Employment Liability Act (FELA) claims by the Company’s railroad employees and third-party personal injury or other claims are recorded in the

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period when such claims are determined to be probable and estimable. The Company’s property damage policies have various self-insured retentions, which vary based on type and location of the incident, that are generally less than $1.0 million. These estimates are updated in future periods as information develops.

Earnings per Share

Common shares issuable under unexercised stock options calculated under the treasury stock method and weighted average Class B common shares outstanding are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options used to calculate weighted average share equivalents for diluted earnings per share as of December 31, 2010, 2009 and 2008, was as follows:

	2010	2009	2008
Options used to calculate weighted average share equivalents	1,801,712	2,295,543	2,022,904

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	2010	2009	2008
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$78,669	$59,929	$72,732
Income/(loss) from discontinued operations, net of tax	2,591	1,398	(501)

Net income	$81,260	$61,327	$72,231

Denominators:
Weighted average Class A common shares outstanding—Basic	38,886	36,146	31,922
Weighted average Class B common shares outstanding	2,528	2,561	3,885
Dilutive effect of employee stock grants	475	267	541

Weighted average shares—Diluted	41,889	38,974	36,348

Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$2.02	$1.66	$2.28
Earnings/(loss) per common share from discontinued operations	0.07	0.04	(0.02)

Earnings per common share	$2.09	$1.70	$2.26

Diluted:
Earnings per common share from continuing operations	$1.88	$1.54	$2.00
Earnings/(loss) per common share from discontinued operations	0.06	0.04	(0.01)

Earnings per common share	$1.94	$1.57	$1.99

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share. See Note 10, Common Stock, for additional information on the Company’s 2009 Stock Offering.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2008, 1,390,026 shares of the Company’s Class B common stock were converted into 1,390,026 shares of the Company’s Class A common stock in a planned sale in compliance with Securities Exchange Act Rule 10b5-1.

The following total number of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive:

	2010	2009	2008
Anti-dilutive shares	311,735	1,596,871	241,804

Income Taxes

The Company files a consolidated United States federal income tax return, which includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in its respective country. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using a balance sheet approach. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets is dependent upon the Company’s ability to generate sufficient taxable income. The Company evaluates on a quarterly basis whether, based on all available evidence, the deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.

Stock-Based Compensation

The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to the Company’s employees through the Company’s Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.

The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment, the expected life and expected volatility of the stock. The expected life is based on historical experience and is estimated for each grant. The expected volatility of the stock is based on a combination of historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of the Company’s Class A common stock on the date of grant.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in accumulated other comprehensive income. Cumulative translation adjustments are recognized in the consolidated statement of operations upon substantial or complete liquidation of the underlying investment in the foreign subsidiary.

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.

Risks and Uncertainties

Economic activity in the United States and throughout the world has incurred and could continue to incur significant volatility and disruption. Certain of the Company’s customers and suppliers have been directly affected by the global financial crisis and are facing credit issues and have experienced cash flow problems that have given and could continue to give rise to payment delays, increased credit risk, bankruptcies and other financial hardships. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. Continued macroeconomic volatility and disruption could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

Reclassifications

Certain prior year balances have been reclassified to conform to the 2010 presentation.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. CHANGES IN OPERATIONS:

Australia

On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010) (FreightLink Acquisition). The Company’s statement of operations for the year ended December 31, 2010, included the results from GWA (North) Pty Ltd (GWA North), the Company’s subsidiary that acquired certain assets of FreightLink, since the acquisition date. Pursuant to the Business Sale Agreement, the Company acquired FreightLink’s freight rail business between Tarcoola, South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink’s plant, equipment and business inventory and the assumption of debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represents the fair value of an A$50 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.

As a result of the acquisition, GWA North is now the concessionaire and operator of the approximately 1,400-mile Tarcoola to Darwin rail line, linking the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. FreightLink is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), has historically operated FreightLink’s rail haulage services and provided its crews, managed its train operations and also leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $25.5 million at the December 31, 2010 exchange rate) of annual GWA non-freight revenues generated from services that have historically been provided to FreightLink will be eliminated in consolidation, but this elimination will not have any effect on operating income of the Company.

The Company accounted for the transaction using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of FreightLink have been recorded at their respective estimated acquisition-date fair values and have been consolidated with those of the Company as of the acquisition date. The final determination of these estimated fair values is subject to completion of an ongoing assessment. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $0.96 for one Australian dollar (which was the exchange rate on December 1, 2010).

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	AUD	USD
Accounts receivable, net	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843

Total assets	$334,473	$322,469

Accrued expenses	$731	$705
Long-term debt	1,806	1,741

Net assets	$331,936	$320,023

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2009, the Company adopted a new accounting standard in accordance with U.S. GAAP that changed the accounting for mergers and acquisitions. Under the new accounting standard, all acquisition-related costs are expensed as incurred, rather than capitalized. The Company incurred $28.2 million of acquisition costs related to this transaction through December 31, 2010, including $16.4 million related to stamp duty (an Australian asset transfer tax). The $28.2 million of acquisition-related costs were recorded in earnings as follows: $16.4 million within stamp duty, $11.0 million within other expenses and $0.8 million within labor and benefits.

The Company financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under its Credit Agreement, as amended. For a description of the material terms and conditions under the Credit Agreement, as amended, see Note 7, Long-Term Debt.

Canada

Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $30 million at the December 31, 2010 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY expects to fund approximately $3 million of infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations.

United States

Ohio Central Railroad System: On October 1, 2008, the Company acquired 100% of the equity interests of Summit View, Inc., the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR) for cash consideration of approximately $212.6 million (net of $2.8 million cash acquired). In addition, the Company placed $7.5 million of contingent consideration into escrow at the acquisition date. This amount was paid to the seller due to the satisfaction of certain conditions and recorded as an additional cost of the acquisition in 2009. An additional $4.8 million was paid to the seller in the first quarter of 2009 to reflect adjustments for final working capital, of which $4.4 million was recorded as additional purchase price in 2008. The allocation of purchase price to the assets acquired and liabilities assumed was finalized during the third quarter of 2009. The Company has included 100% of the value of OCR’s net assets in its consolidated balance sheet since October 1, 2008. In 2010, the Company recognized a gain of $8.7 million associated with a legal settlement related to the OCR acquisition.

Georgia Southwestern Railroad, Inc.: On October 1, 2008, the Company acquired 100% of Georgia Southwestern, Inc. (Georgia Southwestern) for cash consideration of approximately $16.5 million (net of $0.4 million cash acquired). An additional $0.2 million was paid to the seller in the fourth quarter of 2008 to reflect adjustments for final working capital. The allocation of purchase price to the assets acquired and liabilities assumed was finalized during the third quarter of 2009. The Company has included 100% of the value of Georgia Southwestern’s net assets in its consolidated balance sheet since October 1, 2008.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

South America

Ferroviaria Oriental S.A.: On September 29, 2009, in conjunction with its partner UniRail LLC, the Company sold substantially all of its interests in Ferroviaria Oriental S.A., which is located in Eastern Bolivia. The Company recorded a net gain on the sale of its investment in Bolivia of $0.4 million in the third quarter of 2009. The Company’s portion of the sale proceeds totaled $3.9 million, against which it applied the remaining net book value of $3.4 million and direct costs of the sale of $0.1 million.

Discontinued Operations

In August of 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis) for a net sale price of $2.2 million, including a deposit of $0.5 million received in November 2008. Accordingly, the Company recorded a net gain of $2.2 million on the sale within discontinued operations.

In August 2010, the Company recognized a net gain of $2.8 million ($2.8 million after-tax) within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005. The Company will utilize capital loss carryforwards, which were previously subject to a full valuation allowance, to offset any tax on this gain.

The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A. (Servicios), which were classified as discontinued operations, were not material as of and for the years ended December 31, 2010, 2009 and 2008. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary. See Note 20, Discontinued Operations, for additional information regarding the Company’s discontinued operations.

Results from Continuing Operations

When comparing the Company’s results from continuing operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Financial Results (unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2010, 2009 and 2008, as if the FreightLink Acquisition was consummated as of January 1, 2009 and the CAGY and OCR acquisitions were consummated as of January 1, 2008. The following pro forma financial statements do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	2010	2009	2008
Operating revenues	$717,306	$627,767	$660,462
Net income attributable to Genesee & Wyoming Inc.	$107,420	$54,097	$63,564
Earnings per common share attributable to Genesee & Wyoming Inc. common shareholders:
Basic earnings per common share from continuing operations	$2.70	$1.46	$2.01
Diluted earnings per common share from continuing operations	$2.50	$1.35	$1.76

The 2010 and 2009 unaudited pro forma operating results include the FreightLink Acquisition adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment assets based on the preliminary assignment of fair values, an adjustment to interest income for the reduction in available cash and cash equivalents due to the use of cash on hand to fund the acquisition, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s Credit Agreement, the elimination of FreightLink’s deferred grant income for a liability not acquired and FreightLink’s interest expense related to debt not assumed in the acquisition. In addition, the 2010 and 2009 unaudited pro forma operating results include an additional tax provision to report FreightLink as a tax paying entity using the Australian statutory income tax rate of 30%.

The Company’s 2010 results included $11.6 million of revenues and a net loss of $10.3 million from GWA North for the month of December. The $10.3 million net loss included A$11.8 million, net of tax ($11.5 million, net of tax, at the December 1, 2010 exchange rate) of stamp duty (an Australian asset transfer tax), which was directly attributable to the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2009, the 2009 unaudited pro forma operating results included A$11.8, net of tax ($8.3 million, net of tax, at the January 1, 2009 exchange rate) of stamp duty and $7.8 million, net of tax, of other FreightLink Acquisition costs. The 2010 unaudited pro forma operating results exclude A$11.8 million, net of tax ($11.5 million, net of tax, at the December 1, 2010 exchange rate) of stamp duty and $7.8 million, net of tax, of other FreightLink acquisition costs incurred in the year ended December 31, 2010.

FreightLink’s fiscal year end is June 30 and the Company’s fiscal year end is December 31. Since FreightLink and the Company have different fiscal year end dates, the unaudited pro forma condensed financial statements are prepared based on comparable periods. The unaudited pro forma statement of operations for the year ended December 31, 2010, was based upon the Company’s consolidated statement of operations, which includes one month of GWA North’s results and the sum of FreightLink’s historical quarterly statements of operations for the three months ended March 31, June 30, September 30, 2010, and two months ended November 30, 2010. The foreign exchange rates used to translate FreightLink’s statements of operations to United States dollars were $0.90, $0.88, $0.91 and $0.99 for one Australian dollar for the three months ended March 31, June 30, September 30, 2010, and two months ended November 30, 2010, respectively (which were calculated based on average daily exchange rates during each of those periods). The unaudited pro forma

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement of operations for the year ended December 31, 2009, was based upon the Company’s historical consolidated statement of operations for the year ended December 31, 2009 and the sum of FreightLink’s historical quarterly statements of operations for the three months ended March 31, June 30, September 30, and December 31, 2009. The foreign exchange rates used to translate FreightLink’s statements of operations to United States dollars were $0.66, $0.76, $0.83 and $0.91 for one Australian dollar for the three months ended March 31, June 30, September 30, and December 31, 2009, respectively (which were calculated based on average daily exchange rates during each of those periods).

The 2008 unaudited pro forma operating results include the acquisitions of CAGY and OCR adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and intangible assets based on assigned values and the inclusion of interest expense related to borrowings used to fund the acquisition. CAGY’s results for the year ended December 31, 2008, reflected in these pro forma operating results include $3.5 million, net of tax, of discretionary compensation to CAGY’s management that the Company does not believe would have continued as an ongoing expense but do not qualify for elimination under the treatment and presentation of pro forma financial results. OCR’s results for the year ended December 31, 2008, reflected in these pro forma operating results include $5.3 million, net of tax, of discretionary bonuses to OCR’s prior management that the Company does not believe would have continued as an ongoing expense but do not qualify for elimination under the treatment and presentation of pro forma financial results.

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

Receivables consisted of the following at December 31, 2010 and 2009, which included $14.1 million resulting from the operations of GWA North for the month of December 2010 (dollars in thousands):

	2010	2009
Accounts receivable—trade	$118,265	$98,036
Accounts receivable—grants	17,039	15,659

Total accounts receivable	135,304	113,695
Less: allowance for doubtful accounts	(3,079)	(3,764)

Accounts receivable, net	$132,225	$109,931

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 was as follows (dollars in thousands):

	2010	2009	2008
Balance, beginning of year	$3,764	$2,907	$2,057
Provisions	1,799	2,250	2,111
Charges	(2,484)	(1,393)	(1,261)

Balance, end of year	$3,079	$3,764	$2,907

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

5. PROPERTY AND EQUIPMENT AND LEASES:

Property and Equipment

Major classifications of property and equipment as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009
Property:
Land and land improvements	$129,541	$129,252
Buildings and leasehold improvements	55,721	35,833
Bridges/tunnels/culverts	192,006	160,689
Track property	1,031,640	709,965

Total property	1,408,908	1,035,739
Equipment:
Computer equipment	5,072	4,781
Locomotives and rail cars	225,598	146,746
Vehicles and mobile equipment	28,132	25,218
Signals and crossing equipment	23,090	17,465
Track equipment	9,395	9,212
Other equipment	13,723	12,424

Total equipment	305,010	215,846
Construction-in-process	33,540	21,772

Total property and equipment	1,747,458	1,273,357
Less: accumulated depreciation	(303,281)	(249,060)

Property and equipment, net	$1,444,177	$1,024,297

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Construction-in-process consisted primarily of costs associated with track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009
Property:
Buildings and leasehold improvements	$259	$191
Track property	15,743	11,855
Equipment:
Locomotives and rail cars	14,121	6,175
Bridges/tunnels/culverts	2,445	3,030
Other equipment	972	521

Total construction-in-process	$33,540	$21,772

Track property upgrades typically involve the substantial replacement of rail, ties and/or other track material. Locomotive upgrades generally consist of major mechanical enhancements to the Company’s existing locomotive fleet. Upgrades to the Company’s rail cars typically include rebuilding of car body structures and/or converting to an alternative type of freight car.

Depreciation expense for 2010, 2009 and 2008, totaled $44.6 million, $41.3 million and $35.3 million, respectively.

Leases

The Company enters into operating leases for rail cars, locomotives and other equipment. As of December 31, 2010, the Company leased 10,196 rail cars and 48 locomotives. Related operating lease expense for the years ended December 31, 2010, 2009 and 2008 was $13.1 million, $12.6 million and $15.5 million, respectively. The Company leases certain real property, which resulted in operating lease expense for the years ended December 31, 2010, 2009 and 2008, of $5.0 million, $4.6 million and $4.4 million, respectively. The costs associated with operating leases are expensed as incurred and are not included in the property and equipment table above.

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the non-cancelable section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease arrangements in 2010.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of future minimum lease payments under capital leases, non-cancelable operating leases and cancelable operating leases as of December 31, 2010 (dollars in thousands):

	Capital	Non-Cancelable Operating	Cancelable Operating	Total
2011	$21	$26,025	$123	$26,169
2012	22	21,449	—	21,471
2013	23	12,891	—	12,914
2014	24	8,402	—	8,426
2015	25	7,857	—	7,882
Thereafter	278	116,351	—	116,629

Total minimum payments	$393	$192,975	$123	$193,491

6. INTANGIBLE ASSETS, OTHER ASSETS, NET AND GOODWILL:

Intangible Assets

Intangible assets as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$9,548	$28,074	28 years
Customer contracts and relationships	58,741	12,334	46,407	27 years
Track access agreements	133,850	7,001	126,849	43 years
Proprietary software	267	267	—	2 years
Non-amortizable intangible assets:
Perpetual track access agreements	35,891	—	35,891	—
Operating license	134	—	134	—

Total intangible assets	$266,505	$29,150	$237,355	37 years

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$8,214	$29,408	28 years
Customer contracts and relationships	59,298	10,263	49,035	27 years
Track access agreements	133,850	3,901	129,949	43 years
Proprietary software	286	248	38	2 years
Non-amortizable intangible assets:
Perpetual track access agreements	35,891	—	35,891	—
Operating license	143	—	143	—

Total intangible assets	$267,090	$22,626	$244,464	37 years

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expenses costs incurred to renew or extend the term of its track access agreements.

The perpetual track access agreements on one of the Company’s railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment annually or in interim periods if events indicate possible impairment.

In 2010, 2009 and 2008, the aggregate amortization expense associated with intangible assets was $6.6 million, $6.8 million and $5.2 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2010, will be as follows for the periods presented (dollars in thousands):

2011	$6,783
2012	6,783
2013	6,687
2014	6,619
2015	6,550
Thereafter	167,908

Total	$201,330

Other Assets

Other assets as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Other assets:
Deferred financing costs	$9,432	$3,922	$5,510	5 years
Other assets	8,071	9	8,062	—

Total other assets	$17,503	$3,931	$13,572

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Assets	Weighted Average Amortization Period
Other assets:
Deferred financing costs	$6,864	$2,350	$4,514	6 years
Other assets	6,190	6	6,184	—

Total other assets	$13,054	$2,356	$10,698

Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and using the straight-line method for the revolving loan portion of debt. In 2010, 2009 and 2008, the Company amortized $1.6 million, $1.3 million and $1.0 million of deferred financing costs annually as an adjustment to interest expense.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods presented (dollars in thousands):

2011	$2,051
2012	1,896
2013	1,410
2014	108
2015	45

Total	$5,510

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009
Goodwill:
Balance at beginning of period	$161,208	$150,958
Goodwill additions	—	8,541
Currency translation adjustment	(579)	1,709

Balance at end of period	$160,629	$161,208

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

7. LONG-TERM DEBT:

Long-term debt consisted of the following as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Senior credit facilities with variable interest rates (weighted average of 3.53% and 1.99% before impact of interest rate swaps at December 31, 2010 and 2009, respectively) due 2013	$370,589	$242,676
Series A senior notes with fixed interest rate of 4.85% due 2011	75,000	75,000
Series B senior notes with fixed interest rate of 5.36% due 2015	100,000	100,000
Series C senior notes with variable interest rate (0.99% and 0.98% at December 31, 2010 and 2009, respectively) due 2012	25,000	25,000
Other debt and capital leases with interest rates up to 2.50% and maturing at various dates up to 2024	8,275	6,758

Long-term debt	578,864	449,434
Less: current portion	103,690	27,818

Long-term debt, less current portion	$475,174	$421,616

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement

On August 8, 2008, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the size of the Company’s senior credit facility from $256.0 million to $570.0 million and extended the maturity date of the Credit Agreement to October 1, 2013. The Credit Agreement included a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($31.3 million at the December 31, 2010 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans. The Credit Agreement provides lending under the revolving credit facility in United States dollars, Australian dollars, Canadian dollars and Euros. Interest rates for the revolving loans are based on a base rate plus applicable margin or the LIBOR rate plus applicable margin. The Credit Agreement and revolving loans are guaranteed by substantially all of the United States subsidiaries for the United States guaranteed obligations and by substantially all of the Company’s foreign subsidiaries for the foreign guaranteed obligations.

On June 30, 2010, the Company entered into Amendment No. 1 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement Amendment). The Credit Agreement Amendment facilitated the acquisition of the assets of FreightLink by GWA North. Among other matters, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back acquisition costs incurred in connection with the acquisition to EBITDA in an aggregate amount not to exceed $25 million; (ii) amended the restrictions on indebtedness; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guarantees. The Credit Agreement Amendment also changed the definition of Consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense) to give pro forma effect to the FreightLink Acquisition, allowed for an additional United States borrower and amended certain covenants to permit the FreightLink Acquisition and the entry into related documentation.

On October 15, 2010, the Company entered into Amendment No. 2 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement, which provided, among other things, commitments for the Company’s United States and Australian borrowers to draw an additional $50 million revolving loan, which effectively increased the Company’s revolving loan capacity from $300.0 million to $350.0 million. As of December 31, 2010, the United States, Australian and European revolving Credit Agreement had interest rates of 2.26%, 6.85% and 2.72%, respectively. The United States term loan and Canadian term loan had interest rates of 2.26% and 3.09%, respectively.

Effective as of December 1, 2010, in each case dependent on a ratio of funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense), the range of applicable margins applied to borrowings are as follows:

	Applicable Margin Changed from:	Applicable Margin Changed to:
Base rate borrowings	low of 0.25% to high of 1.00%	low of 0.75% to high of 1.50%
LIBOR rate borrowings	low of 1.25% to high of 2.00%	low of 1.75% to high of 2.50%
Commitment fee rate	low of 0.20% to high of 0.40%	low of 0.25% to high of 0.50%

Financial covenants, which are measured on a trailing 12-month basis and calculated quarterly, are as follows:

a.	Maximum leverage of 3.5 times, measured as Funded Debt (indebtedness plus guarantees and letters of credit by any of the borrowers, plus certain contingent acquisition purchase price amounts, plus the present value of all operating leases) to EBITDAR (earnings before interest, taxes, depreciation, amortization, rental payments on operating leases and non-cash compensation expense).

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

b.	Minimum interest coverage of 3.5 times, measured as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by interest expense.

The financial covenant that is tested and reported annually is as follows:

c.	Capital expenditures: Generally restricts the Company from making capital expenditures in any fiscal year that exceed, in the aggregate, 20% of the net revenues of the parties of the loan for the preceding fiscal year. The 20% of net revenues limitation on capital expenditures may be increased under certain conditions.

The Credit Agreement contains a number of covenants restricting the Company’s ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless under permitted acquisitions, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to certain documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The Credit Agreement allows the Company to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. As of December 31, 2010, the Company was in compliance with the provisions of the covenant requirements of its Credit Agreement, as amended. Subject to maintaining compliance with these covenants, the $192.2 million of unused borrowing capacity as of December 31, 2010, is available for general corporate purposes including acquisitions.

Senior Notes

In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in August 2015. The Series C senior notes have a borrowing rate of three-month LIBOR plus 0.70% and are due in August 2012. As of December 31, 2010, the Series C senior notes had an interest rate of 0.99%.

In 2004, the Company completed a $75.0 million private placement of Series A senior notes. The Series A senior notes bear interest at 4.85% and are due in November 2011.

The senior notes are unsecured but are guaranteed by substantially all of the Company’s United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates.

Financial covenants, which must be satisfied quarterly, include (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding 12 months divided by interest expense plus operating lease payments for the preceding 12 months). As of December 31, 2010, the Company was in compliance with the provisions of these covenants.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Schedule of Future Payments Including Capital Leases

The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2010 (dollars in thousands):

2011	$103,690
2012	52,556
2013	315,703
2014	391
2015	103,913
Thereafter	2,611

$578,864

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

The Company may designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income. As the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of operations on the same line as the hedged item. The portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings on the same line item as the hedged item.

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

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. Although these derivative contracts do not qualify for hedge accounting, the Company believes that such instruments are

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income(expense).

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amounts of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its Credit Agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of December 31, 2010, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.

Foreign Currency Exchange Rate Risk

Third-party debt related to the Company’s foreign operations, $133 million, is denominated in the currency in which its subsidiaries operate, including Australia, Canada and Europe. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to the Company’s debt service payments is limited. However, in the event foreign currency debt service, either interest, principal amortization or repayment due at maturity in October 2013, if not refinanced, is funded from the Company’s United States operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

The Company is also exposed to foreign currency exchange rate risk related to its operations, including non-functional currency intercompany debt, typically from the Company’s United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business. To mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income(expense).

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 1, 2010, the Company completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its Credit Agreement, as amended. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which Swap effectively converted the A$105.0 million loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay AUD BBSW plus 3.125% based on a notional amount of A$105 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. The Company realized an expense of $0.4 million within interest income(expense) related to the quarterly settlement of the Swap for the period ended December 31, 2010. In addition, the Company recognized a net loss of $1.0 million within other income(expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on December 31, 2010. This net loss was caused by a loss of $7.6 million related to the mark-to-market of the cross-currency swap and a gain of $6.6 million related to the mark-to-market of the intercompany debt. Accordingly, the fair value of the cross-currency swap represented a liability of $7.6 million as of December 31, 2010. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.

On November 24, 2010, the Company entered into foreign exchange forward contracts, with funds to be delivered on December 1, 2010, to secure an exchange rate for A$45 million of the A$331.9 million purchase of the FreightLink assets. The subsequent decrease in the value of Australian dollar versus the United States dollar between November 24, 2010 and December 1, 2010 and its impact on the A$45 million of purchase price resulted in an additional expense of $0.7 million within other income(expense).

The following table summarizes the fair value of derivative instruments recorded in the Consolidated Balance Sheets as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,202	Accrued expenses	$3,928
Interest rate swap agreement	Other long-term liabilities	4,917	Other long-term liabilities	2,696

Total derivatives designated as hedges		$9,119		$6,624

Derivatives not designated as hedges:
Cross-currency swap contract	Accrued expenses	$5,541	Accrued expenses	$—
Cross-currency swap contract	Other long-term liabilities	2,091	Other long-term liabilities	—

Total derivatives not designated as hedges		$7,632		$—

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the years ended December 31, 2010 and 2009 in other comprehensive income(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2010	2009
Derivatives Designated as Cash Flow Hedges:
Accumulated OCI derivative loss at beginning of year	$(4,223)	$(8,214)
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	(1,590)	3,991

Accumulated OCI derivative loss at end of year	$(5,813)	$(4,223)

The following table shows the effect of the Company’s derivative instruments not designated as hedges for the year ended December 31, 2010 in the consolidated statement of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreement	Interest (expense)income	$(449)
Cross-currency swap agreement	Other (expense)/income, net	(975)
Foreign currency forward contracts	Other (expense)/income, net	(716)

		$(2,140)

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

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of December 31, 2010, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Financial liabilities carried at fair value:
Interest rate swap agreement	$9,119	$6,624
Cross-currency swap contract	7,632	—

Total financial liabilities carried at fair value	$16,751	$6,624

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$76,491	$75,000	$71,184
Series B senior notes	100,000	105,041	100,000	89,320
Series C senior notes	25,000	24,421	25,000	22,027
Revolving credit facility	153,600	152,974	—	—
United States term loan	192,000	189,972	216,000	196,281
Canadian term loan	24,989	24,651	26,676	21,530
Other debt	8,275	8,318	6,758	6,112

Total	$578,864	$581,868	$449,434	$406,454

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

On June 15, 2009, the Company completed a public offering of 4,600,000 shares of its Class A common stock at $24.50 per share. The Company received net proceeds of $106.6 million from the sale of its Class A common stock. The Company used the proceeds along with cash on hand to repay $108.0 million of its revolving credit facility, which represented the entire balance then outstanding. The Company intends to use its cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

11. EMPLOYEE BENEFIT PROGRAMS:

Employee Bonus Programs

The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $13.7 million, $7.8 million and $8.2 million were awarded under the various performance-based bonus plans in 2010, 2009 and 2008, respectively.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a pre-tax basis. The Company’s contributions to the plan in 2010, 2009 and 2008, were approximately $1.6 million, $1.6 million and $1.5 million, respectively.

The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of C$1,900 (or $1,905 at the December 31, 2010 exchange rate). Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 3% of gross salary. Company contributions to the plans in 2010, 2009 and 2008, were approximately $0.4 million, $0.3 million and $0.4 million, respectively.

The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $2.2 million, $1.8 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

During the year ended December 31, 2007, the Company froze the pension benefits of the remaining eligible employees (Frozen Participants). As a result, new employees are not eligible to participate in the plans. Future earnings of the Frozen Participants are not considered in the computation of benefits. As of December 31, 2010, the total recognized in the Company’s consolidated balance sheet for these plans consisted of a $0.5 million pension liability and ($0.6) million in accumulated other comprehensive income(loss).

The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s United States subsidiaries. As of December 31, 2010, 26 employees were participating and 10 current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service requirements are met. The Company funds the plan on a pay-as-you-go basis. As of December 31, 2010, the total recognized in the Company’s consolidated balance sheet for this plan consisted of a $3.2 million postretirement benefit liability and $0.6 million in accumulated other comprehensive income(loss).

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES:

The components of income from continuing operations before taxes for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2010	2009	2008
United States	$89,132	$65,041	$72,737
Foreign	19,701	10,950	25,147

Total	$108,833	$75,991	$97,884

The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in its respective country. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2010, was $116.8 million.

The components of the provision for income taxes on continuing operations for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2010	2009	2008
United States:
Current
Federal	$5,105	$2,526	$5,010
State	2,728	2,724	2,588
Deferred
Federal	14,037	6,764	6,630
State	2,759	2,077	868

	24,629	14,091	15,096
Foreign:
Current	8,967	3,947	3,361
Deferred	(3,432)	(2,122)	6,452

	5,535	1,825	9,813

Total	$30,164	$15,916	$24,909

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of acquisitions/divestitures	0.0%	0.0%	(3.1%)
Effect of foreign operations	(1.2%)	(2.6%)	1.0%
State income taxes, net of federal income tax benefit	3.1%	4.2%	3.4%
Benefit of track maintenance credit	(9.3%)	(15.0%)	(12.0%)
Other, net	0.1%	(0.7%)	1.1%

Effective income tax rate	27.7%	20.9%	25.4%

The track maintenance credit is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit has been in existence since 2005. The most recent extension of the Short Line Tax Credit extends the credit through December 31, 2011. Historically, the Company has incurred sufficient spending to meet the limitation.

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009
Deferred tax assets:
Accruals and reserves not deducted for tax purposes until paid	$6,845	$5,448
Net operating loss carryforwards	1,262	1,642
Capital loss carryforward	6,367	8,007
Interest rate swaps	3,306	2,401
Nonshareholder contributions	1,998	1,134
Deferred compensation	1,963	1,602
Postretirement benefits	745	961
Share-based compensation	4,421	3,302
Foreign tax credit	1,964	1,964
Track maintenance credit	37,639	37,327
Other	494	1,915

	67,004	65,703
Valuation allowance	(6,367)	(9,605)
Deferred tax liabilities:
Property basis difference	(297,476)	(281,259)
Other	(2,125)	(2,451)

Net deferred tax liabilities	$(238,964)	$(227,612)

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

The Company utilized $1.6 million and $2.8 million of state net operating loss carryforwards from its United States operations during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $32.0 million. It is anticipated that the Company will be able to fully utilize these remaining losses prior to expiration. These state net operating losses exist in different states and expire between 2020 and 2028.

As of December 31, 2010, the Company had United States capital loss carryforwards of $18.2 million, which were reflected as deferred tax assets of $6.4 million at currently estimated rates. These losses will expire in 2012. Based on the Company’s assessment that it is more likely than not these losses will not be realized, these capital loss carryforwards are offset by a full valuation allowance.

As of December 31, 2010 and 2009, the Company had track maintenance credit carryforwards of $37.6 million and $37.3 million, respectively. These tax credit carryforwards will expire between 2027 and 2031.

In 2010, the Company recorded a reduction to its valuation allowance of $3.2 million associated with the utilization of deferred tax assets related to United States capital loss carryforwards and a reduction in a deferred tax asset in Australia, which were previously subject to a valuation allowance.

In 2009, the Company recorded a valuation allowance of $0.2 million against a capital loss carryforward of $0.5 million which resulted from the sale of its interest in Bolivia. Also in 2009, the Company recorded a reduction of $0.8 million in the valuation allowance associated with deferred tax assets primarily related to Canadian losses recorded in prior years. The reduction was based on the Company’s identification of a tax planning strategy that it considered in connection with its ongoing assessment of the realizability of future benefits.

In 2008, the Company recorded valuation allowances of $1.2 million and $0.9 million in Australia and Canada, respectively, as a result of its assessment that it was more likely than not the underlying tax benefits would not be realized.

A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions is as follows (dollars in thousands):

	2010	2009	2008
Balance at beginning of year	$146	$2,921	$817
Increase for tax positions related to prior years	—	—	2,560
Increase for tax positions related to the current year	—	—	64
Settlements and lapse of statutes of limitations	(146)	(2,745)	(143)
Reductions for tax positions of prior years	—	(30)	(377)

Balance at end of year	$—	$146	$2,921

At December 31, 2010, the Company had no liability for uncertain tax positions.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. During the year ended December 31, 2010, the Company reduced its accrual for interest and penalties by less than $0.1 million as a result of settlements and the lapse of statutes of limitations. During the year ended December 31, 2009, the Company reduced its accrual for interest and penalties by $1.1 million as a result of settlements and the lapse of statutes of limitations. As of December 31, 2009, the Company had less than $0.1 million of accrued interest related to such uncertain tax positions.

As of December 31, 2010, the following tax years remain open to examination by the major taxing jurisdictions to which the Company or its subsidiaries are subject:

Jurisdiction	Open Tax Years
United States	2007 – 2010
Australia	2008 – 2010
Canada	2006 – 2010
Mexico	2005 – 2010
Netherlands	2008 – 2010

13. GRANTS FROM OUTSIDE PARTIES:

The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, state and local agencies and other outside parties (e.g., customers) in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $40.8 million, $24.6 million and $28.6 million in 2010, 2009 and 2008, respectively, from such grant programs.

None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2010, 2009 and 2008, the Company recorded offsets to depreciation expense from grant amortization of $10.6 million, $4.3 million and $3.6 million, respectively.

14. COMMITMENTS AND CONTINGENCIES:

From time to time the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were an unfavorable ruling to occur, there is the possibility of a material adverse impact on the Company’s operating results, financial condition and liquidity as of and for the period in which the ruling occurs.

15. STOCK-BASED COMPENSATION PLANS:

The Omnibus Plan allows for the issuance of up to 3,687,500 Class A common shares for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan’s purpose. Stock-based awards generally have

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5-year contractual terms. Any shares of common stock available for issuance under the predecessor plans (Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors) as of May 12, 2004, plus any shares which expire, are terminated or cancelled, are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2010, there remained 1,028,932 Class A shares available for future issuance under the Omnibus Plan.

A summary of option activity under the Omnibus Plan as of December 31, 2010, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	2,295,543	$29.52
Granted	189,234	37.58
Exercised	(679,796)	25.78
Expired	(520)	36.10
Forfeited	(2,994)	30.98

Outstanding at end of year	1,801,467	31.77	2.4 Years	$38,149

Vested or expected to vest at end of year	1,791,979	31.76	2.3 Years	$37,975

Exercisable at end of year	1,111,439	31.52	1.6 Years	$23,823

The weighted average grant date fair value of options granted during the years ended 2010, 2009 and 2008, was $10.76, $8.63 and $11.10, respectively. The weighted average fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $9.29, $9.38 and $7.43, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $10.8 million, $3.7 million and $14.5 million, respectively.

The Company determines the fair value of each option award on the date of grant using the Black-Scholes option pricing model. There are six input variables to the Black-Scholes model: stock price, strike price, volatility, term, risk-free interest rate and dividend yield. Both the stock price and strike price inputs are typically the closing stock price on the date of grant. The assumption for expected future volatility is based on a combination of historical and implied volatility of the Company’s Class A common stock. The expected term of options is derived from the vesting period of the award, as well as historical exercise data, and represents the period of time that options granted are expected to be outstanding. The expected risk-free rate is calculated using the United States Treasury yield curve over the expected term of the option. The expected dividend yield is 0% for all periods presented, based upon the Company’s historical practice of not paying cash dividends on its common stock. The Company uses historical data, as well as management’s current expectations, to estimate forfeitures.

The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, using the Black-Scholes option pricing model:

	2010	2009	2008
Risk-free interest rate	1.25%	1.62%	2.52%
Expected dividend yield	0%	0%	0%
Expected term (in years)	3.50	3.60	3.40
Expected volatility	37%	40%	35%

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	968,080	$9.26
Granted	189,234	10.76
Vested	(464,292)	9.29
Forfeited	(2,994)	9.22

Non-vested at end of year	690,028	$9.65

The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant. The following table summarizes the Company’s restricted stock as of December 31, 2010, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	114,321	$30.74
Granted	132,275	37.59
Vested	(59,094)	31.60
Forfeited	(66)	31.85

Non-vested at end of year	187,436	$35.31

The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2010, 2009 and 2008, was $37.59, $27.42 and $39.14, respectively. The weighted average fair value of restricted stock vested during the years ended December 31, 2010, 2009 and 2008, was $31.60, $33.68 and $26.77, respectively. The total intrinsic value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008, was $2.1 million, $1.8 million and $2.5 million, respectively.

The following table summarizes the Company’s restricted stock units as of December 31, 2010, and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	—	$—
Granted	15,010	35.96
Vested	(1,487)	31.85
Forfeited	(368)	33.84

Non-vested at end of year	13,155	$36.49

The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2010, was $35.96. The weighted average fair value of restricted stock units vested during the year ended December 31, 2010, was $31.85. The total intrinsic value of restricted stock units that vested during the year ended December 31, 2010, was less than $0.1 million.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2010, compensation cost from equity awards was $7.1 million. Total compensation costs related to non-vested awards not yet recognized was $8.5 million as of December 31, 2010, which will be recognized over the next three years with a weighted average period of 1.2 years. The total income tax benefit recognized in the consolidated income statement for equity awards was $2.5 million for the year ended December 31, 2010.

For the year ended December 31, 2009, compensation cost from equity awards was $6.5 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.8 million for the year ended December 31, 2009.

For the year ended December 31, 2008, compensation cost from equity awards was $5.7 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.8 million for the year ended December 31, 2008.

The total tax benefit realized from the exercise of equity awards was $4.3 million, $2.6 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At December 31, 2010, 149,185 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in each of the years ended December 31, 2010, 2009 and 2008.

16. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Net income	$81,260	$61,473	$72,474
Other comprehensive income (loss):
Foreign currency translation adjustments	21,877	29,378	(31,091)
Net unrealized (loss) income on qualifying cash flow hedges, net of tax (benefit) provision of ($904), $2,270 and ($4,671), respectively	(1,590)	3,991	(8,214)
Changes in pension and other postretirement benefit, net of tax provision (benefit) of $196, $84 and ($221), respectively	344	147	(388)

Comprehensive income	101,891	94,989	32,781
Comprehensive income attributable to the noncontrolling interest	—	(146)	(243)

Comprehensive income attributable to Genesee & Wyoming Inc.	$101,891	$94,843	$32,538

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth accumulated other comprehensive income (loss) included in the consolidated balance sheets as of December 31, 2010 and 2009, respectively (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balances, December 31, 2009	$24,028	$(322)	$(4,223)	$19,483
Current period change	21,877	344	(1,590)	20,631

Balances, December 31, 2010	$45,905	$22	$(5,813)	$40,114

The change in the foreign currency translation adjustment for the year ended December 31, 2010, related to the Company’s operations with a functional currency in Australian dollars, Canadian dollars and Euros.

17. SUPPLEMENTAL CASH FLOW INFORMATION:

Interest and Taxes Paid

The following table sets forth the cash paid for interest and taxes for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Interest paid, net	$23,175	$26,812	$20,680
Income taxes	$14,639	$9,161	$11,256

Significant Non-Cash Investing Activities

The Company had outstanding receivables from outside parties for the funding of capital expenditures of $17.0 million, $15.7 million and $9.2 million as of December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, approximately $11.7 million and $9.9 million, respectively, of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.

18. GEOGRAPHIC AREA INFORMATION:

The Company has various operating regions that manage its various railroad lines. However, each region has similar characteristics so they have been aggregated into one reportable segment. The Company attributed revenues by geographic area based upon the location of the subsidiary earning the revenues. Property and equipment assets were attributed to countries based on physical location.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating revenues for each geographic area for the years ended December 31, 2010, 2009 and 2008 were as follows (dollars in thousands):

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$434,132	68.9%	$403,239	74.0%	$422,883	70.2%
Non-United States:
Australia	135,408	21.5%	93,420	17.1%	114,161	19.0%
Canada	49,580	7.9%	38,061	7.0%	54,835	9.1%
Netherlands	11,075	1.7%	10,146	1.9%	10,105	1.7%

Total Non-United States:	196,063	31.1%	141,627	26.0%	179,101	29.8%

Total operating revenues	$630,195	100.0%	$544,866	100.0%	$601,984	100.0%

Property and equipment for each geographic area as of December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010		2009
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$892,295	61.8%	$850,786	83.1%
Non-United States:
Australia	443,827	30.7%	83,441	8.1%
Canada	91,434	6.3%	80,167	7.8%
Netherlands	16,621	1.2%	9,903	1.0%

Total Non-United States:	551,882	38.2%	173,511	16.9%

Total long-lived assets	$1,444,177	100.0%	$1,024,297	100.0%

As a result of the FreightLink Acquisition, which closed on December 1, 2010, Australia’s operating revenues for 2010 included $11.6 million of operating revenues from GWA North for the month of December. Australia’s property and equipment assets included $337.2 million of assets from GWA North as of December 31, 2010.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. QUARTERLY FINANCIAL DATA (unaudited):

Quarterly Results

(dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Operating revenues	$145,579	$158,453	$156,492	$169,671
Income from operations	30,106	37,873	38,512	23,919
Income from continuing operations, net of tax	15,976	20,691	22,050	19,952
(Loss)/income from discontinued operations, net of tax	(16)	(56)	2,745	(82)
Net income	15,960	20,635	24,795	19,870
Diluted earnings per common share from continuing operations	$0.39	$0.50	$0.53	$0.47
Diluted earnings per common share from discontinued operations	—	—	0.07	—

Diluted earnings per common share	$0.39	$0.49	$0.59	$0.47

2009
Operating revenues	$138,458	$130,055	$136,446	$139,907
Income from operations	26,100	14,640	31,115	27,467
Income from continuing operations, net of tax	13,981	8,118	19,722	18,254
(Loss)/income from discontinued operations, net of tax	(33)	(636)	2,017	50
Net income	13,948	7,482	21,739	18,304
Net income attributable to noncontrolling interest	1	67	78	—
Net income attributable to Genesee & Wyoming Inc.	13,947	7,415	21,661	18,304
Diluted earnings per common share from continuing operations	$0.38	$0.22	$0.48	$0.44
Diluted earnings per common share from discontinued operations	—	(0.02)	0.05	—

Diluted earnings per common share	$0.38	$0.20	$0.53	$0.44

The quarters shown were affected by the items below:

The first quarter of 2010 included $0.3 million after-tax gain on sale of assets.

The second quarter of 2010 included: (i) $0.9 million after-tax gain on sale of assets and (ii) $0.8 million after-tax FreightLink acquisition-related expenses.

The third quarter of 2010 included: (i) $1.7 million after-tax gain on sale of assets, (ii) $2.0 million after-tax FreightLink acquisition-related expenses, (iii) $1.5 million after-tax reversal of restructuring charges associated with HCRY and (iv) $2.8 million after-tax gain within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005.

The fourth quarter of 2010 included: (i) $16.5 million after-tax FreightLink acquisition-related expenses, (ii) $1.1 million of after-tax acquisition-related foreign currency expense, (iii) $5.1 million after-tax gain from a legal settlement related to a prior acquisition, (iv) $1.5 million after-tax gain on sale of assets and (v) $7.8 million tax benefit for the retroactive impact of the extension of the Short Line Tax Credit for the first nine months of 2010.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the Short Line Tax Credit was extended during the fourth quarter of 2010, the entire annual benefit of the credit was recorded in the fourth quarter of 2010. Accordingly, the first, second and third quarters of 2010 did not include any benefit from the credit. In 2009, each quarter contains a representative portion of the annual impact of the credit. As described in Note 12, Income Taxes, on an annualized basis, the track maintenance credit reduced the Company’s effective income tax rate by 9.3% and 15.0% in the years ended December 31, 2010 and 2009, respectively.

The first quarter of 2009 included $0.2 million after-tax gain on sale of assets.

The second quarter of 2009 included: (i) $5.4 million after-tax non-cash write-down of HCRY’s non-current assets and restructuring related charges, (ii) $1.2 million after-tax gain on sale of assets, (iii) $0.9 million after-tax legal expenses associated with the resolution of an arbitration proceeding and (iv) $0.3 million after-tax gain on insurance recovery.

The third quarter of 2009 included: (i) $2.4 million after-tax gain within discontinued operations on the sale of FCCM, (ii) $1.7 million after-tax gain on insurance recoveries related to prior year events, (iii) $0.4 million after-tax gain on sale of investment in Bolivia, (iv) $0.4 million after-tax gain on sale of assets and (v) $0.4 million after-tax write-down of non-current assets as a result of the unanticipated non-renewal of an acquired lease.

The fourth quarter of 2009 included: (i) $0.5 million after-tax gain on sale of assets and (ii) $1.0 million of tax benefit as a result of applying the Company’s full year effective income tax rate to results for the first nine months of 2009.

20. DISCONTINUED OPERATIONS:

In October 2005, the tracks owned by the Company’s wholly owned, Mexican subsidiary, FCCM, were struck by Hurricane Stan and sustained significant damage. During the third quarter of 2007, FCCM ceased its operations and initiated formal liquidation proceedings. There were no remaining employees of FCCM as of September 30, 2007. The Secretaria de Communicaciones y Transportes (SCT) contested FCCM’s resignation of its 30-year concession agreement from the Mexican government and seized substantially all of FCCM’s assets in response to the resignation.

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

The Company’s Mexican operations described above are presented as discontinued operations and its results of operations are, therefore, excluded from continuing operations. The net assets, results of operations and cash flows of Servicios were not material as of and for the years ended December 31, 2010, 2009 and 2008. The Company does not expect any material adverse financial impact from its remaining Mexican subsidiary, Servicios.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of discontinued operations in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008, were as follows (dollars in thousands):

	2010	2009	2008
Operating revenues	$—	$—	$—

Income/(loss) from discontinued operations before taxes	2,552	1,149	(1,638)
Tax benefit	(39)	(249)	(1,137)

Income/(loss) from discontinued operations, net of tax	$2,591	$1,398	$(501)

Income from discontinued operations for the year ended December 31, 2010, included a net gain of $2.8 million due to the receipt of insurance proceeds in August 2010 related to damages incurred by FCCM as a result of Hurricane Stan in 2005. The Company will utilize capital loss carryforwards, which were previously subject to a full valuation allowance, to offset any tax on this gain.

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

21. RECENTLY ISSUED ACCOUNTING STANDARDS:

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which requires reporting entities that present comparative financial statements to present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. The guidance also expands the supplementary pro forma disclosures to include additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company chose to early adopt this guidance effective January 1, 2010.

Accounting Standards Not Yet Effective

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.