Form 10-Q
period 2011-03-31
GENESEE & WYOMING INC
filed 2011-05-06
CIK 1012620

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     ☐  YES    ☒  NO

Shares of common stock outstanding as of the close of business on April 29, 2011:

Class	Number of Shares Outstanding
Class A Common Stock	39,768,976
Class B Common Stock	2,206,343

Forward-Looking Statements

This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic and competitive uncertainties and contingencies and third-party approvals; economic, political and industry conditions; customer demand, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; strikes or work stoppages; severe weather conditions and other natural occurrences; and others including, but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2010 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 and DECEMBER 31, 2010

(dollars in thousands, except share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,044	$27,417
Accounts receivable, net	141,105	132,225
Materials and supplies	14,060	13,259
Prepaid expenses and other	16,245	14,529
Deferred income tax assets, net	21,515	21,518

Total current assets	219,969	208,948

PROPERTY AND EQUIPMENT, net	1,448,011	1,444,177
GOODWILL	162,281	160,629
INTANGIBLE ASSETS, net	235,890	237,355
DEFERRED INCOME TAX ASSETS, net	2,400	2,879
OTHER ASSETS, net	13,474	13,572

Total assets	$2,082,025	$2,067,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$102,770	$103,690
Accounts payable	120,673	124,948
Accrued expenses	59,338	76,248

Total current liabilities	282,781	304,886

LONG-TERM DEBT, less current portion	475,827	475,174
DEFERRED INCOME TAX LIABILITIES, net	266,316	263,361
DEFERRED ITEMS - grants from outside parties	182,266	183,356
OTHER LONG-TERM LIABILITIES	22,344	23,543
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 90,000,000 shares authorized; 52,067,506 and 51,861,249 shares issued and 39,612,736 and 39,426,351 shares outstanding (net of 12,454,770 and 12,434,898 shares in treasury) on March 31, 2011 and December 31, 2010, respectively	521	519
Class B Common Stock, $0.01 par value, ten votes per share; 15,000,000 shares authorized; 2,356,130 and 2,409,027 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	24	24
Additional paid-in capital	364,985	358,024
Retained earnings	644,307	622,185
Accumulated other comprehensive income	47,309	40,114
Treasury stock, at cost	(204,655)	(203,626)

Total stockholders’ equity	852,491	817,240

Total liabilities and stockholders’ equity	$2,082,025	$2,067,560

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING REVENUES	$191,911	$145,579

OPERATING EXPENSES:
Labor and benefits	58,082	50,188
Equipment rents	10,567	7,649
Purchased services	17,442	10,397
Depreciation and amortization	15,861	12,448
Diesel fuel used in operations	21,398	11,037
Diesel fuel sold to third parties	4,079	3,793
Casualties and insurance	5,438	3,904
Materials	6,583	5,477
Net gain on sale of assets	(1,010)	(449)
Other operating expenses	14,268	11,029

Total operating expenses	152,708	115,473

INCOME FROM OPERATIONS	39,203	30,106

Interest income	775	423
Interest expense	(9,939)	(5,362)
Other income, net	568	450

Income from continuing operations before income taxes	30,607	25,617
Provision for income taxes	8,485	9,641

Income from continuing operations, net of tax	22,122	15,976
Loss from discontinued operations, net of tax	—	(16)

Net income	$22,122	$15,960

Basic earnings per share:
Basic earnings per common share from continuing operations	$0.56	$0.41
Basic loss per common share from discontinued operations	—	—

Basic earnings per common share	$0.56	$0.41

Weighted average shares - basic	39,484	38,569

Diluted earnings per share:
Diluted earnings per common share from continuing operations	$0.52	$0.39
Diluted loss per common share from discontinued operations	—	—

Diluted earnings per common share	$0.52	$0.39

Weighted average shares - diluted	42,545	41,418

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

(dollars in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,122	$15,960
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	16
Depreciation and amortization	15,861	12,448
Compensation cost related to equity awards	2,148	2,074
Excess tax benefit from share-based compensation	(900)	(673)
Deferred income taxes	3,311	4,357
Net gain on sale of assets	(1,010)	(449)
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	(13,837)	(5,988)
Materials and supplies	(656)	155
Prepaid expenses and other	(1,535)	(1,387)
Accounts payable and accrued expenses	(20,039)	6,402
Other assets and liabilities, net	1,819	722

Net cash provided by operating activities from continuing operations	7,284	33,637
Net cash used in operating activities from discontinued operations	(4)	(23)

Net cash provided by operating activities	7,280	33,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,725)	(14,328)
Grant proceeds from outside parties	7,514	10,100
Cash paid for acquisitions, net of cash acquired	(440)	—
Proceeds from the sale of investments	—	208
Proceeds from disposition of property and equipment	1,031	768

Net cash used in investing activities from continuing operations	(7,620)	(3,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(55,981)	(6,820)
Proceeds from issuance of long-term debt	52,967	—
Proceeds from employee stock purchases	4,006	3,096
Treasury stock purchases	(1,029)	(491)
Excess tax benefit from share-based compensation	900	673

Net cash provided by (used in) financing activities from continuing operations	863	(3,542)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(897)	895

CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	1	26

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(373)	27,741
CASH AND CASH EQUIVALENTS, beginning of period	27,417	105,707

CASH AND CASH EQUIVALENTS, end of period	$27,044	$133,448

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:

The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, accordingly, do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2011 and 2010, are presented on a basis consistent with the audited financial statements (except as described below) and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2010 was derived from the audited financial statements in the Company’s 2010 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.

The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

2. CHANGES IN OPERATIONS:

Australia

On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010) (FreightLink Acquisition). The Company has included the results from GWA (North) Pty Ltd (GWA North), the Company’s subsidiary that acquired certain assets of FreightLink, in its statement of operations since December 1, 2010. Pursuant to the Business Sale Agreement, the Company acquired FreightLink’s freight rail business between Tarcoola in South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink’s plant, equipment and business inventory. In addition, as part of the acquisition, GWA North assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represents the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.

As a result of the acquisition, GWA North is now the concessionaire and operator of the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $26 million at the March 31, 2011 exchange rate) of annual GWA non-freight revenues generated from services historically provided to FreightLink will be eliminated in consolidation in the post-acquisition period. This elimination will not have any effect on operating income of the Company.

The Company accounted for the transaction using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of FreightLink have been recorded at their respective acquisition-date fair values and have been consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $0.96 for one Australian dollar (the exchange rate on December 1, 2010).

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	Australian Dollars	United States Dollars
Accounts receivable, net	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843

Total assets	$334,473	$322,469

Accrued expenses	$731	$705
Long-term debt	1,806	1,741

Net assets	$331,936	$320,023

The Company financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under its credit agreement, as amended. For a description of the material terms and conditions under the credit agreement, as amended, see Note 7, Long-Term Debt, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Canada

Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $31 million at the March 31, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY expects to fund approximately $3 million of infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, the Company resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses on a gross basis within each respective line item of the statement of operations.

Discontinued Operations

In August 2009, the Company completed the sale of 100% of the share capital of its Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of the Company’s remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three months ended March 31, 2011 and 2010. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary.

Results from Continuing Operations

When comparing the Company’s results from continuing operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results

The following table summarizes the Company’s unaudited pro forma operating results for the three months ended March 31, 2010, as if the FreightLink Acquisition was consummated as of January 1, 2009. The following pro forma financial results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

Three Months Ended March 31, 2010
Operating revenues	$165,730
Net income	$16,798
Earnings per common share:
Basic earnings per common share from continuing operations	$0.44
Diluted earnings per common share from continuing operations	$0.41

The unaudited pro forma operating results for the three months ended March 31, 2010, include the FreightLink Acquisition adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment assets based on the preliminary assignment of fair values, an adjustment to interest income for the reduction in available cash and cash equivalents due to the use of cash on hand to fund the acquisition, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s credit agreement, the elimination of FreightLink’s deferred grant income for a liability not acquired and FreightLink’s interest expense related to debt not assumed in the acquisition. In addition, the unaudited pro forma operating results include an additional tax provision to report FreightLink as a tax paying entity using the Australian statutory income tax rate of 30%.

The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed date and for the period presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE:

The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Income from continuing operations, net of tax	$22,122	$15,976
Loss from discontinued operations, net of tax	—	(16)

Net income	$22,122	$15,960

Denominators:
Weighted average Class A common shares outstanding - Basic	39,484	38,569
Weighted average Class B common shares outstanding	2,405	2,522
Dilutive effect of employee stock grants	656	327

Weighted average shares - Diluted	42,545	41,418

Basic:
Earnings per common share from continuing operations	$0.56	$0.41
Loss per common share from discontinued operations	—	—

Earnings per common share	$0.56	$0.41

Diluted:
Earnings per common share from continuing operations	$0.52	$0.39
Losss per common share from discontinued operations	—	—

Earnings per common share	$0.52	$0.39

The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010
Anti-dilutive shares	48,229	1,088,893

4. ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Accounts receivable - trade	$132,735	$118,265
Accounts receivable - grants	11,493	17,039

Total accounts receivable	144,228	135,304
Less: allowance for doubtful accounts	(3,123)	(3,079)

Accounts receivable, net	$141,105	$132,225

5. DERIVATIVE FINANCIAL INSTRUMENTS:

The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company’s instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other assets, net, accrued expenses or other long-term liabilities.

The Company may designate derivatives as a hedge of a forecasted transaction or a hedge of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative used as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in other comprehensive income/(loss). As the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported in the consolidated statements of operations on the same line item as the hedged item. The portion of the changes in the fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings on the same line item as the hedged item.

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

From time to time, the Company may enter into certain derivative instruments that may not be designated as hedges for accounting purposes. For example, to mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. The Company believes such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from the changes in the fair value of derivative instruments not accounted for as hedges are recognized in current period earnings within other income/(expense).

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income/(loss) based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate portion of its interest obligation on the notional amount under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of March 31, 2011, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.

Foreign Currency Exchange Rate Risk

As of March 31, 2011, approximately $138 million of third-party debt, related to the Company’s foreign operations, is denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event foreign currency debt is not refinanced at maturity in October 2013, or the foreign currency debt service is not paid from the Company’s foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.

The Company is also exposed to foreign currency exchange rate risk related to its foreign operations, including non-functional currency intercompany debt, typically from the Company’s United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income/(expense).

On December 1, 2010, the Company completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement, as amended. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay AUD BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. As a result of these quarterly net settlement payments, the Company realized an expense of $1.4 million within interest (expense)/income related to the quarterly settlement for the period ended March 31, 2011. In addition, the Company recognized a net gain of less than $0.1 million within other income/(expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on March 31, 2011. The fair value of the Swap represented a liability of $9.0 million as of March 31, 2011. The fair value of the Swap agreement was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.

The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,204	Accrued expenses	$4,202
Interest rate swap agreement	Other long-term liabilities	3,832	Other long-term liabilities	4,917

Total derivatives designated as hedges		$8,036		$9,119

Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$5,478	Accrued expenses	$5,541
Cross-currency swap agreement	Other long-term liabilities	3,517	Other long-term liabilities	2,091

Total derivatives not designated as hedges		$8,995		$7,632

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the three months ended March 31, 2011 and 2010 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	March 31,
	2011	2010
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$690	$(759)

The following table shows the effect of the Company’s derivative instruments not designated as hedges for the three months ended March 31, 2011 in the consolidated statement of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreement	Interest (expense)/income	$(1,436)
Cross-currency swap agreement	Other income/(expense), net	22

		$(1,414)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

•

Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of March 31, 2011, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

The following table presents the Company’s financial instruments that are carried at fair value as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$8,036	$9,119
Cross-currency swap agreement	8,995	7,632

Total financial liabilities carried at fair value	$17,031	$16,751

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$76,105	$75,000	$76,491
Series B senior notes	100,000	104,229	100,000	105,041
Series C senior notes	25,000	24,503	25,000	24,421
Revolving credit facility	159,316	158,866	153,600	152,974
United States term loan	186,000	183,902	192,000	189,972
Canadian term loan	24,907	24,571	24,989	24,651
Other debt	8,374	8,403	8,275	8,318

Total	$578,597	$580,579	$578,864	$581,868

7. INCOME TAXES:

The Company’s effective income tax rate in the three months ended March 31, 2011, was 27.7% compared with 37.6% in the three months ended March 31, 2010. The decrease in the effective tax rate for the three months ended March 31, 2011, was primarily attributable to the extension of the Short Line Tax Credit in the fourth quarter of 2010.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009, but was retroactively extended for 2010 on December 17, 2010. Unless it is further extended, the credit expires on January 1, 2012. The income tax credit provides for Class II and Class III railroads to reduce their federal income tax based on 50% of qualified railroad track maintenance expenditures during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, the Company incurred sufficient spending to meet the limitation.

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

9. COMPREHENSIVE INCOME:

Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$22,122	$15,960
Other comprehensive income:
Foreign currency translation adjustments	6,676	2,341
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax provision/(benefit) of $393 and ($432), respectively	690	(759)
Changes in pension and other postretirement benefits, net of tax (benefit)/provision of ($97) and $136, respectively	(171)	239

Comprehensive income	$29,317	$17,781

The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$45,905	$22	$(5,813)	$40,114
Current period change	6,676	(171)	690	7,195

Balance, March 31, 2011	$52,581	$(149)	$(5,123)	$47,309

The change in the foreign currency translation adjustment for the three months ended March 31, 2011, related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.

10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:

As of March 31, 2011 and 2010, the Company had outstanding grant receivables from outside parties for capital expenditures of $11.5 million and $8.5 million, respectively. As of March 31, 2011 and 2010, the Company also had approximately $6.2 million and $4.0 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

11. SEGMENT INFORMATION:

The Company has nine operating regions that manage its various railroad lines. Since each region has similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, the Company has decided to present its financial information as two reportable segments, North American & European Operations and Australian Operations.

The results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact our results of operations.

The following table sets forth our North American & European Operations and Australian Operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$132,307	$59,604	$191,911	$117,236	$28,343	$145,579
Income from operations	26,935	12,268	39,203	24,011	6,095	30,106
Depreciation and amortization	11,346	4,515	15,861	10,915	1,533	12,448
Interest expense	(5,956)	(3,983)	(9,939)	(5,362)	—	(5,362)
Interest income	716	59	775	55	368	423
Provision for income taxes	6,072	2,413	8,485	7,711	1,930	9,641
Expenditures for additions to property & equipment, net of grants from outside parties	7,069	1,142	8,211	696	3,532	4,228

The following table sets forth the property and equipment recorded in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011			December 31, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment	$999,880	$448,131	$1,448,011	$1,000,350	$443,827	$1,444,177

12. SUBSEQUENT EVENT:

On April 28, 2011, the Company announced its subsidiary, GWA, had signed a rail haulage agreement with a subsidiary of WPG Resources Ltd (WPG) to transport 3.3 million tons per year of hematite iron ore from WPG’s to-be-developed Peculiar Knob mine in South Australia. The haulage service is expected to start in the second quarter of 2012 and continue for a minimum of five years, and it may be extended depending on the development of certain nearby iron ore deposits. To provide the above-rail haulage service, GWA entered into a locomotive purchase agreement to acquire nine new, 4,400-horsepower locomotives and will make certain other rolling stock and facilities investments of approximately A$67 million (or $73 million at the April 28, 2011 exchange rate). Both of these transactions agreements are contingent upon the satisfaction of certain conditions precedent, including WPG obtaining final approval of two permits from the Government of South Australia related to the development of the mine and port infrastructure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2010 Annual Report on Form 10-K.

Recent Developments

Our business development efforts in 2011 have thus far yielded three significant new projects. In Australia, we have signed a major new agreement to ship export iron ore from a new mine that we expect will commence operations in the second quarter of 2012 and generate approximately A$50 million of annual revenues when it is fully operational. To provide the above-rail haulage service, we entered into a locomotive purchase agreement to acquire nine new, 4,400-horsepower locomotives and will make certain other rolling stock and facilities investments for approximately A$67 million. In Canada, we have signed a rail service contract with a new iron ore mine in Labrador that is nearby our existing operations and should start shipments in the second quarter of 2011. In Europe, where we currently operate in the Port of Rotterdam, we are expanding our service to the Port of Antwerp, with our first Belgian shipments expected to start in the second quarter of 2011.

Overview

We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 63 railroads organized in nine regions, with approximately 7,400 miles of owned and leased track and approximately 1,400 additional miles under track access arrangements. In addition, we provide rail service at 17 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.

In 2010, we acquired certain assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) in Australia (FreightLink Acquisition). As a result of the FreightLink Acquisition, we are now the operator of the Tarcoola to Darwin rail line pursuant to a concession agreement that expires in 2054.

Net income in the three months ended March 31, 2011, was $22.1 million, compared with net income of $16.0 million in the three months ended March 31, 2010. Our diluted earnings per share (EPS) in the three months ended March 31, 2011, were $0.52 with 42.5 million weighted average shares outstanding, compared with diluted EPS of $0.39 with 41.4 million weighted average shares outstanding in the three months ended March 31, 2010.

Operating revenues increased $46.3 million, or 31.8%, to $191.9 million in the three months ended March 31, 2011, compared with $145.6 million in the three months ended March 31, 2010. The increase in operating revenues included a $22.8 million, or 15.6%, increase in revenues from existing operations and $30.0 million in revenues from new operations. Our consolidated results reflect the elimination of $6.4 million of non-freight revenues for services provided to GWA (North) Pty Ltd (GWA North), our subsidiary that acquired certain assets of FreightLink, by Genesee & Wyoming Australia Pty Ltd (GWA) in the three months ended March 31, 2011. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that were managed in both periods (i.e., excluding the impact of acquisitions). The increase in our revenues from existing operations included a $3.4 million net benefit due to the appreciation of the Australian and Canadian dollars relative to the United States dollar, partially offset by the depreciation of the Euro relative to the United States dollar. Excluding the impact from the change in foreign currency exchange rates, revenues from existing operations increased $19.3 million, or 13.3%.

Freight revenues increased $43.2 million, or 48.3%, to $132.8 million in the three months ended March 31, 2011, compared with $89.6 million in the three months ended March 31, 2010. The $43.2 million increase in freight revenues consisted of a $14.3 million increase in freight revenues from existing operations and $28.9 million in freight revenues from new operations. The increase in freight revenues from existing operations included a benefit of $1.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the impact from foreign currency appreciation, freight revenues from existing operations increased by $12.8 million, or 14.3%.

Our traffic in the three months ended March 31, 2011, was 244,556 carloads, an increase of 41,834 carloads, or 20.6%, compared with the three months ended March 31, 2010. The traffic increase consisted of 24,688 carloads from existing operations and 17,146 carloads from new operations. The increase from existing operations was principally due to increases of 5,987 carloads of farm and food products traffic, 4,282 carloads of metals traffic, 4,003 carloads of pulp and paper traffic and 3,193 carloads of other commodity traffic. All other traffic increased by a net 7,223 carloads.

Average freight revenues per carload increased 22.9% to $543 in the three months ended March 31, 2011, compared with $442 in the three months ended March 31, 2010. Average revenues per carload from existing operations increased 3.4% to $457. The appreciation of the Australian and Canadian dollars relative to the United States dollar, higher fuel surcharges and changes in the commodity mix increased average revenues per carload by 1.7%, 1.6% and 0.8%, respectively. Excluding these factors, average revenues per carload from existing operations decreased 0.7%. Average freight revenues per carload were negatively impacted by changes in the mix of customers within certain commodity groups, primarily due to length of haulage of coal and metals traffic.

Non-freight revenues increased $3.1 million, or 5.5%, to $59.1 million in the three months ended March 31, 2011, compared with $56.0 million in the three months ended March 31, 2010. The increase in non-freight revenues included an $8.4 million, or 15.0%, increase in existing operations and $1.1 million from new operations. Our consolidated results reflect the elimination of $6.4 million of non-freight revenues for services provided to GWA North by GWA for the three months ended March 31, 2011. The increase in non-freight revenues from existing operations included a net benefit of $1.9 million due to the impact from the change in foreign currency exchange rates. Excluding this impact, non-freight revenues from existing operations increased $6.5 million, or 11.7%, primarily due to higher switching revenues in the United States, Canada and the Netherlands.

Operating income in the three months ended March 31, 2011, was $39.2 million, compared with $30.1 million in the three months ended March 31, 2010, an increase of $9.1 million, or 30.2%. Our operating ratio, defined as operating expenses divided by operating revenues, was 79.6% in the three months ended March 31, 2011, compared with 79.3% in the three months ended March 31, 2010. Our results for the three months ended March 31, 2011, were negatively impacted by the following three items: First, in late February our Australian operations experienced track wash-outs due to heavy rains from Cyclone Carlos that resulted in service cancellations for nearly 10 days. Second, our Canadian operations were adversely affected by severe winter weather and lower shipments of winter grain through a connecting Class I carrier. Third, the sharp increase in the price of diesel fuel was not fully mitigated by fuel surcharges. Despite these negative impacts, operating income increased 30.2% in the three months ended March 31, 2011.

During the three months ended March 31, 2011, we generated $7.3 million in cash flow from operating activities from continuing operations, which included the payment of $13.0 million in FreightLink acquisition-related expenses accrued as of December 31, 2010. We purchased $15.7 million of property and equipment and received $7.5 million in cash from outside parties for capital spending completed in prior years. We also received $1.0 million in proceeds from the disposition of property and equipment.

Changes in Operations

Australia

On December 1, 2010, through our subsidiary, GWA North, we completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The results of operations for GWA North have been included in our consolidated statements of operations since the acquisition date. Pursuant to the Business Sale Agreement, we acquired FreightLink’s freight rail business between Tarcoola in South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink’s plant, equipment and business inventory. In addition, as part of the acquisition, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represents the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.

As a result of the acquisition, GWA North is now the concessionaire and operator of the approximately 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. Our subsidiary, GWA, historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $26 million at the March 31, 2011 exchange rate) of annual GWA non-freight revenues generated from services historically provided to FreightLink will be eliminated in consolidation in the post-acquisition period. This elimination will not have any effect on our operating income.

Prior to the completion of the Tarcoola to Darwin rail line, potential mining projects located in the Northern Territory had no economically viable transportation link to an export port. Since the completion of the rail line in 2004, there has been an increase in mineral exploration and development in the Northern Territory and South Australia along the rail corridor. We believe that the FreightLink Acquisition provides us significant growth opportunities as it positions us to capitalize on future mineral development in the Northern Territory and South Australia.

We accounted for the transaction using the acquisition method of accounting under accounting principles generally accepted in the United States of America (U.S. GAAP). Under the acquisition method of accounting, the assets and liabilities of FreightLink have been recorded at their respective estimated acquisition-date fair values and have been consolidated with those of

GWI as of the acquisition date. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $0.96 for one Australian dollar (the exchange rate on December 1, 2010).

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	Australian Dollars	United States Dollars
Accounts receivable, net	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843

Total assets	$334,473	$322,469

Accrued expenses	$731	$705
Long-term debt	1,806	1,741

Net assets	$331,936	$320,023

We financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under our credit agreement, as amended. For a description of the material terms and conditions under the credit agreement, as amended, see Note 7, Long-Term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Report on Form 8-K filed on April 14, 2011.

Canada

Huron Central Railway Inc.: In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009 we recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $31 million at the March 31, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY expects to fund approximately $3 million for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, we resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses on a gross basis within each respective line item of our statement of operations.

Discontinued Operations

In August 2009, we completed the sale of 100% of the share capital of our Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three months ended March 31, 2011 and 2010. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.

Results from Continuing Operations

When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer power plant (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Operating Revenues

Overview

Operating revenues were $191.9 million in the three months ended March 31, 2011, compared with $145.6 million in the three months ended March 31, 2010, an increase of $46.3 million, or 31.8%. Revenues from existing operations increased $22.8 million, or 15.6%, and new operations generated $30.0 million in revenues. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. Our consolidated results reflect the elimination of $6.4 million of non-freight revenues for services provided to GWA North by GWA for the three months ended March 31, 2011. Revenues from existing operations consisted of increases of $14.3 million in freight revenues and $8.4 million in non-freight revenues. The $22.8 million increase in revenues from existing operations included a net benefit of $3.4 million from the change in foreign currency exchange rates.

The following table breaks down our operating revenues into new operations and existing operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	2011				2010	Increase in Total Operations		Increase in Existing Operations		Currency Impact Appreciation/ (Depreciation)
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$132,805	$28,900	$—	$103,905	$89,566	$43,239	48.3%	$14,339	16.0%	$1,543
Non-freight revenues	59,106	1,082	(6,403)	64,427	56,013	3,093	5.5%	8,414	15.0%	1,874

Total operating revenues	$191,911	$29,982	$(6,403)	$168,332	$145,579	$46,332	31.8%	$22,753	15.6%	$3,417

Freight Revenues

The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2011 and 2010 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2011		2010		2011		2010
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2011	2010
Coal & Coke	$18,871	14.2%	$19,105	21.2%	54,204	22.2%	52,138	25.7%	$348	$366
Intermodal*	17,931	13.5%	50	0.1%	13,718	5.6%	455	0.2%	1,307	110
Farm & Food Products	16,654	12.5%	12,507	14.0%	30,882	12.6%	24,895	12.3%	539	502
Pulp & Paper	14,779	11.1%	12,230	13.6%	24,309	9.9%	20,306	10.0%	608	602
Metallic Ores	12,190	9.2%	1,122	1.3%	6,969	2.8%	2,492	1.2%	1,749	450
Metals	11,337	8.5%	9,133	10.2%	22,540	9.2%	18,258	9.0%	503	500
Chemicals & Plastics	10,464	7.9%	8,752	9.8%	14,349	5.9%	12,631	6.2%	729	693
Minerals & Stone	9,666	7.3%	8,865	9.9%	30,727	12.6%	29,347	14.5%	315	302
Lumber & Forest Products	7,389	5.6%	6,520	7.3%	15,575	6.4%	14,658	7.3%	474	445
Petroleum Products	6,450	4.9%	5,374	6.0%	7,788	3.2%	7,451	3.7%	828	721
Autos & Auto Parts	2,146	1.6%	1,766	2.0%	2,890	1.2%	2,679	1.3%	743	659
Other	4,928	3.7%	4,142	4.6%	20,605	8.4%	17,412	8.6%	239	238

Total	$132,805	100.0%	$89,566	100.0%	244,556	100.0%	202,722	100.0%	543	442

*	Represents intermodal units

Total carloads increased by 41,834 carloads, or 20.6%, in the three months ended March 31, 2011, compared with the same period in 2010. Carloads from existing operations increased by 24,688, or 12.2%, and new operations contributed 17,146 carloads.

Average freight revenues per carload increased 22.9% to $543 in the three months ended March 31, 2011, compared with the same period in 2010. Average freight revenues per carload from existing operations increased 3.4% to $457. This increase included a 1.7% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average revenues per carload by 1.6% and 0.8%, respectively. Excluding these factors, average revenues per carload decreased by 0.7%. Average revenues per carload were negatively impacted by changes in the mix of customers within certain commodity groups, primarily due to length of haulage of coal and metals traffic.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact Appreciation/ (Depreciation)
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Coal & Coke	$18,871	$—	$18,871	$19,105	$(234)	(1.2%)	$(234)	(1.2%)	$8
Intermodal*	17,931	17,833	98	50	17,881	>100.0%	48	96.0%	1
Farm & Food Products	16,654	—	16,654	12,507	4,147	33.2%	4,147	33.2%	825
Pulp & Paper	14,779	—	14,779	12,230	2,549	20.8%	2,549	20.8%	143
Metallic Ores	12,190	10,665	1,525	1,122	11,068	>100.0%	403	35.9%	59
Metals	11,337	—	11,337	9,133	2,204	24.1%	2,204	24.1%	18
Chemicals & Plastics	10,464	—	10,464	8,752	1,712	19.6%	1,712	19.6%	62
Minerals & Stone	9,666	—	9,666	8,865	801	9.0%	801	9.0%	343
Lumber & Forest Products	7,389	—	7,389	6,520	869	13.3%	869	13.3%	14
Petroleum Products	6,450	402	6,048	5,374	1,076	20.0%	674	12.5%	12
Autos & Auto Parts	2,146	—	2,146	1,766	380	21.5%	380	21.5%	50
Other	4,928	—	4,928	4,142	786	19.0%	786	19.0%	8

Total freight revenues	$132,805	$28,900	$103,905	$89,566	$43,239	48.3%	$14,339	16.0%	$1,543

*	Represents intermodal units

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

Farm and food products revenues increased $4.1 million, or 33.2%. The increase consisted of $3.2 million due to a 5,987, or 24.0%, carload increase and $0.9 million due to a 7.3% increase in average revenues per carload. The carload increase was primarily due to an increase in export grain traffic in Australia. The increase in average revenues per carload primarily resulted from a benefit of $0.8 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Pulp and paper revenues increased $2.5 million, or 20.8%. The increase consisted of $2.4 million due to a 4,003, or 19.7%, carload increase and $0.1 million due to a 0.9% increase in average revenues per carload. Of this carload increase, HCRY contributed 638 carloads driven primarily by the modification in accounting for this business effective January 1, 2011. The remaining increase of 3,365 carloads was primarily due to higher pulp traffic in the Southern United States.

Metals revenues increased $2.2 million, or 24.1%. The increase was primarily due to a 4,282, or 23.5%, carload increase. Of this increase, HCRY contributed 1,790 carloads driven primarily by the modification in accounting for this business effective January 1, 2011. The remaining 2,492 carload increase was primarily due to broad-based improvement in the steel industry.

Chemicals and plastics revenues increased $1.7 million, or 19.6%. The increase consisted of $1.2 million due to a 1,718, or 13.6%, carload increase and $0.5 million due to a 5.2% increase in average revenues per carload. The carload increase was primarily due to the general improvement in the economy.

Minerals and stone revenues increased $0.8 million, or 9.0%. The increase consisted of $0.4 million due to a 1,380, or 4.7%, carload increase and $0.4 million due to a 4.1% increase in average revenues per carload. The increase in average revenues per carload primarily resulted from a benefit of $0.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.

Lumber and forest products revenues increased $0.9 million, or 13.3%. The increase consisted of $0.5 million due to a 917, or 6.3%, carload increase and $0.4 million due to a 6.7% increase in average revenues per carload.

Petroleum products revenues increased $0.7 million, or 12.5%. The increase consisted of $0.5 million due to an 8.8% increase in average revenues per carload and $0.2 million due to a 254, or 3.4%, carload increase.

Other freight revenues increased $0.8 million, or 19.0%. The increase was primarily due to a 3,193, or 18.3%, carload increase. The carload increase was primarily due to an increase in haulage traffic of domestic and export coal and additional shipments of construction debris.

Freight revenues from all remaining commodities increased by $0.6 million.

Non-Freight Revenues

The following table compares non-freight revenues for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Railcar switching	$31,016	52.5%	$25,177	45.0%
Car hire and rental income	5,442	9.2%	6,104	10.9%
Fuel sales to third parties	4,419	7.5%	4,116	7.3%
Demurrage and storage	5,571	9.4%	6,236	11.1%
Car repair services	2,020	3.4%	1,716	3.1%
Other operating income	10,638	18.0%	12,664	22.6%

Total non-freight revenues	$59,106	100.0%	$56,103	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended March 31, 2011 (dollars in thousands) and the increases (decreases) in each compared with the three months ended March 31, 2010. The 2011 existing operations data includes $6.4 million of non-freight revenues for services provided to GWA North by GWA for the three months ended March 31, 2011, which were eliminated in our consolidated results.

	2011				2010	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact Appreciation/ (Depreciation)
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$31,016	$—	$(18)	$31,034	$25,177	$5,839	23.2%	$5,857	23.3%	659
Car hire and rental income	5,442	—	(1,698)	7,140	6,104	(662)	(10.8%)	1,036	17.0%	368
Fuel sales to third parties	4,419	—	(1,071)	5,490	4,116	303	7.4%	1,374	33.4%	—
Demurrage and storage	5,571	—	(41)	5,612	6,236	(665)	(10.7%)	(624)	(10.0%)	41
Car repair services	2,020	—	—	2,020	1,716	304	17.7%	304	17.7%	8
Other operating income	10,638	1,082	(3,575)	13,131	12,664	(2,026)	(16.0%)	467	3.7%	798

Total non-freight revenues	$59,106	$1,082	$(6,403)	$64,427	$56,013	$3,093	5.5%	$8,414	15.0%	$1,874

The following information discusses the significant changes in non-freight revenues from existing operations.

Railcar switching revenues increased $5.9 million, or 23.3%. The increase included a $3.3 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada, which began in April 2010, and a $2.6 million increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam.

Car hire and rental income revenues increased $1.0 million, or 17.0%. The increase was primarily due to increased freight car rental income resulting from increased carload traffic in North America.

Fuel sales to third parties increased $1.4 million, or 33.4%, of which $0.8 million resulted from a 19.6% increase in the average price per gallon and $0.6 million resulted from an 11.5% increase in gallons sold.

Demurrage and storage revenues decreased $0.6 million, or 10.0%. The decrease was primarily due to a decrease in the number of third-party rail cars being stored.

All other non-freight revenues increased $0.8 million, or 5.4%. The increase included a benefit of $0.8 million due to the impact from the change in foreign currency.

Operating Expenses

Overview

Operating expenses were $152.7 million in the three months ended March 31, 2011, compared with $115.5 million in the three months ended March 31, 2010, an increase of $37.2 million, or 32.2%. The increase in operating expenses was attributable to a $19.0 million increase from existing operations and $24.7 million from new operations. Our consolidated results reflect the elimination of $6.4 million of operating expenses of GWA related to services provided to GWA North. Operating expenses from existing operations were adversely affected by the sharp increase in the price of diesel fuel and severe winter weather in Canada. The appreciation of the Australian and Canadian dollars relative to the United States dollar and the Euro relative to the United States dollar resulted in a $2.4 million increase in operating expenses from existing operations. Operating expenses from our new operations in Australia were adversely affected by track wash-outs due to heavy rains from Cyclone Carlos in late February.

Operating Ratios

Our operating ratio, defined as total operating expenses divided by total operating revenues, increased to 79.6% in the three months ended March 31, 2011, from 79.3% in the three months ended March 31, 2010.

The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	2011		2010		Currency Impact Appreciation/ (Depreciation)
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$58,082	30.3%	$50,188	34.4%	$1,149
Equipment rents	10,567	5.5%	7,649	5.2%	177
Purchased services	17,442	9.1%	10,397	7.1%	592
Depreciation and amortization	15,861	8.3%	12,448	8.6%	235
Diesel fuel used in operations	21,398	11.1%	11,037	7.6%	—
Diesel fuel sold to third parties	4,079	2.1%	3,793	2.6%	—
Casualties and insurance	5,438	2.8%	3,904	2.7%	48
Materials	6,583	3.4%	5,477	3.8%	65
Net gain on sale of assets	(1,010)	(0.5%)	(449)	(0.3%)	(6)
Other expenses	14,268	7.5%	11,029	7.6%	147

Total operating expenses	$152,708	79.6%	$115,473	79.3%	$2,407

Labor and benefits expense was $58.1 million in the three months ended March 31, 2011, compared with $50.2 million in the three months ended March 31, 2010, an increase of $7.9 million, or 15.7%, of which $7.0 million was from existing operations and $0.9 million was from new operations. The increase from existing operations was primarily due to approximately $2.1 million of benefit increases, $1.3 million from an increase of approximately 50 employees, $1.1 million due to the net impact from the change in foreign currency exchange rates, $0.9 million due to the modification in accounting for HCRY effective January 1, 2011, $0.8 million from annual wage increases and $0.8 million from an increase in overtime.

Equipment rents expense was $10.6 million in the three months ended March 31, 2011, compared with $7.6 million in the three months ended March 31, 2010, an increase of $2.9 million, or 38.1%. The increase was primarily attributable to a $4.7 million increase from new operations, partially offset by the elimination of $1.7 million of expenses incurred by GWA related to services provided to GWA North.

Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $17.4 million in the three months ended March 31, 2011, compared with $10.4 million in the three months ended March 31, 2010, an increase of $7.0 million, or 67.8%. The increase was attributable to a $2.0 million increase from existing operations and $8.5 million from new operations, partially offset by the elimination of $3.5 million of expenses incurred by GWA related to services provided to GWA North. The increase from existing operations consisted primarily of additional transportation and maintenance costs incurred in connection with increased traffic in Australia and $0.6 million due to the net impact from the change in foreign currency exchange rates.

Depreciation and amortization expense was $15.9 million in the three months ended March 31, 2011, compared with $12.4 million in the three months ended March 31, 2010, an increase of $3.4 million, or 27.4%. The increase was attributable to a $0.8 million increase from existing operations and $2.6 million from new operations.

The cost of diesel fuel used in operations was $21.4 million in the three months ended March 31, 2011, compared with $11.0 million in the three months ended March 31, 2010, an increase of $10.4 million, or 93.9%. The increase was attributable to a $5.8 million increase from existing operations and $4.6 million from new operations. The increase from existing operations was composed of $3.7 million from a 33.7% increase in average fuel cost per gallon from the same period last year and $2.1 million due to a 13.8% increase in diesel fuel consumption, primarily due to a 12.2% increase in carloads.

The cost of diesel fuel sold to third parties was $4.1 million in the three months ended March 31, 2011, compared with $3.8 million in the three months ended March 31, 2010, an increase of $0.3 million, or 7.5%. The increase was attributable to a $1.3 million increase from existing operations, partially offset by the elimination of $1.0 million of expenses incurred by GWA for sales to GWA North. The increase from existing operations consisted of $0.8 million resulting from a 20.5% increase in average diesel fuel cost per gallon and $0.5 million from an 11.5% increase in gallons sold.

Casualties and insurance expense was $5.4 million in the three months ended March 31, 2011, compared with $3.9 million in the three months ended March 31, 2010, an increase of $1.5 million, or 39.3%. The increase was primarily attributable to expenses incurred from track wash-outs in Australia due to heavy rains from Cyclone Carlos in late February 2011.

Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $6.6 million in the three months ended March 31, 2011, compared with $5.5 million in the three months ended March 31, 2010, an increase of $1.1 million, or 20.2%. The increase was primarily due to increased locomotive repairs from existing operations in North America.

Net gain on sale of assets was $1.0 million in the three months ended March 31, 2011, compared with $0.4 million in the three months ended March 31, 2010.

Other expenses was $14.3 million in the three months ended March 31, 2011, compared with $11.0 million in the three months ended March 31, 2010, an increase of $3.2 million, or 29.4%. The increase was attributable to a $1.8 million increase from existing operations and $1.5 million from new operations.

Other Income (Expense) Items

Interest Income

Interest income was $0.8 million in the three months ended March 31, 2011, compared with $0.4 million in the three months ended March 31, 2010.

Interest Expense

Interest expense was $9.9 million in the three months ended March 31, 2011, compared with $5.4 million in the three months ended March 31, 2010, an increase of $4.6 million, resulting primarily from higher outstanding debt due to the FreightLink Acquisition.

Provision for Income Taxes

Our effective income tax rate in the three months ended March 31, 2011, was 27.7% compared with 37.6% in the three months ended March 31, 2010. The decrease in the effective tax rate for the three months ended March 31, 2011, was primarily attributable to the extension of the Short Line Tax Credit in the fourth quarter of 2010.

The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009, but was retroactively extended for 2010 on December 17, 2010. Unless it is further extended, the credit expires on January 1, 2012. The income tax credit provides for Class II and Class III railroads to reduce their federal income tax based on 50% of qualified railroad track maintenance expenditures during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, we incurred sufficient spending to meet the limitation.

Income and Earnings Per Share from Continuing Operations

Income from continuing operations, net of tax, in the three months ended March 31, 2011, was $22.1 million, compared with income from continuing operations of $16.0 million in the three months ended March 31, 2010. Our diluted EPS from continuing operations in the three months ended March 31, 2011, were $0.52 with 42.5 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.39 with 41.4 million weighted average shares outstanding in the three months ended March 31, 2010. Our basic EPS from continuing operations were $0.56 with 39.5 million weighted average shares outstanding in the three months ended March 31, 2011, compared with basic EPS from continuing operations of $0.41 with 38.6 million weighted average shares outstanding in the three months ended March 31, 2010.

Segment Information

We have nine operating regions that manage our various railroad lines. Since each region has similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, we have decided to present our financial information as two reportable segments, North American & European Operations and Australian Operations.

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

The following table sets forth our North American & European Operations and Australian Operations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$90,729	$42,076	$132,805	$80,601	$8,965	$89,566
Non-freight	41,578	13,109	54,687	36,635	15,262	51,897
Fuel sales to third parties	—	4,419	4,419	—	4,116	4,116

Total revenues	132,307	59,604	191,911	117,236	28,343	145,579

Operating expenses
Labor and benefits	46,459	11,623	58,082	41,847	8,341	50,188
Equipment rents	6,493	4,074	10,567	6,502	1,147	7,649
Purchased services	6,365	11,077	17,442	5,453	4,944	10,397
Depreciation and amortization	11,346	4,515	15,861	10,915	1,533	12,448
Diesel fuel used in operations	14,977	6,421	21,398	10,088	949	11,037
Diesel fuel sold to third parties	—	4,079	4,079	—	3,793	3,793
Casualties and insurance	3,323	2,115	5,438	3,578	326	3,904
Materials	6,262	321	6,583	5,241	236	5,477
Net gain on sale of assets	(1,008)	(2)	(1,010)	(456)	7	(449)
Other expenses	11,155	3,113	14,268	10,057	972	11,029

Total operating expenses	105,372	47,336	152,708	93,225	22,248	115,473

Income from Operations	$26,935	$12,268	$39,203	$24,011	$6,095	$30,106

Interest expense	$(5,956)	$(3,983)	$(9,939)	$(5,362)	$—	$(5,362)
Interest income	$716	$59	$775	$55	$368	$423

Provision for income taxes	$6,072	$2,413	$8,485	$7,711	$1,930	$9,641

Carloads	194,230	50,326	244,556	175,836	26,886	202,722
Expenditures for additions to property & equipment, net of grants from outside parties	$7,069	$1,142	$8,211	$696	$3,532	$4,228

Revenues from our North American & European Operations were $132.3 million in the three months ended March 31, 2011, compared with $117.2 million in the three months ended March 31, 2010, an increase of $15.1 million, or 12.9%. The $15.1 million increase in revenues from our North American & European Operations included a $10.1 million increase in freight revenues and a $4.9 million increase in non-freight revenues. The $10.1 million increase in freight revenues included $8.6 million due to a 10.5% increase in carloads, $1.6 million due to an increase in fuel surcharge revenues and a benefit of $0.5 million from the appreciation of the Canadian dollar relative to the United States dollar. The $4.9 million increase in non-freight revenues was primarily due to a new service contract to haul iron ore in Canada which began in April 2010 and a $2.6 million increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations and new customers in the Port of Rotterdam. Operating expenses from our North American & European Operations were $105.4 million in the three months ended March 31, 2011, compared with $93.2 million in the three months ended March 31, 2010, an increase of $12.1 million, or 13.0%.

Revenues from our Australian Operations were $59.6 million in the three months ended March 31, 2011, compared with $28.3 million in the three months ended March 31, 2010, an increase of $31.3 million. Revenues from existing operations increased $7.7 million, or 27.1%, and new operations generated $30.0 million in revenues. Our consolidated Australian results reflect the elimination of $6.4 million of non-freight revenues for services provided to GWA North by GWA for the three months ended March 31, 2011. The $7.7 million increase in revenues from existing operations included a $4.2 million increase in freight revenues and a $3.5 million increase in non-freight revenues. The $4.2 million increase in freight revenues from existing operations was primarily due to $2.5 million from a 23.4% increase in carloads and a benefit of $1.0 million from the appreciation of the Australian dollar relative to the United States dollar. The carload increase was primarily due to export grain traffic. The $3.5 million increase in non-freight revenues from existing operations included a benefit of $1.7 million from the appreciation of the Australian dollar relative to the United States dollar, a $1.3 million increase from fuel sales to third parties and a $1.3 million increase in other operating income. Operating expenses from our Australian Operations were $47.3 million in the three months ended March 31, 2011, compared with $22.2 million in the three months ended March 31, 2010, an increase of $25.1 million. The $25.1 million increase in operating expenses from our Australian Operations included $24.7 million from new operations and $2.0 million from the appreciation of the Australian dollar relative to the United States dollar. In late February, our Australian Operations experienced track wash-outs due to heavy rains from Cyclone Carlos that resulted in service cancellations for nearly 10 days.

Liquidity and Capital Resources

During the three months ended March 31, 2011, we generated $7.3 million of cash from operating activities from continuing operations, compared with $33.6 million of cash from operating activities from continuing operations during the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, changes in working capital decreased net cash flow from operating activities by $34.2 million and $0.1 million, respectively. Other than the payment of $13.0 million in acquisition-related expenses accrued as of December 31, 2010, the cash used in working capital for the three months ended March 31, 2011, resulted from typical working capital fluctuations.

During the three months ended March 31, 2011 and 2010, our cash flows used in investing activities from continuing operations were $7.6 million and $3.3 million, respectively. For the three months ended March 31, 2011, primary drivers of cash used in investing activities were $15.7 million of cash used for capital expenditures and $0.4 million of net cash paid for acquisitions, partially offset by $7.5 million in cash received from grants from outside parties for capital spending completed in prior years and $1.0 million in cash proceeds from the sale of property and equipment. For the three months ended March 31, 2010, primary drivers of cash used in investing activities were $14.3 million of cash used for capital expenditures, partially offset by $9.8 million in cash received from grants from outside parties for capital spending completed in prior years and $0.8 million in cash proceeds from the disposition of property and equipment.

During the three months ended March 31, 2011, our cash flows provided by financing activities from continuing operations were $0.9 million, compared with cash used in financing activities from continuing operations of $3.5 million during the three months ended March 31, 2010. For the three months ended March 31, 2011, primary drivers of cash provided by financing activities were proceeds from the issuance of long-term debt of $53.0 million and net cash inflows of $3.9 million from exercises of stock-based awards, partially offset by $56.0 million of principal payments on outstanding debt. For the three months ended March 31, 2010, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $6.8 million, partially offset by net cash inflows of $3.3 million from exercises of stock-based awards.

At March 31, 2011, we had long-term debt, including current portion, totaling $578.6 million, which comprised 40.4% of our total capitalization, and $186.2 million of unused borrowing capacity. At December 31, 2010, we had long-term debt, including current portion, totaling $578.9 million, which comprised 41.5% of our total capitalization, and $192.2 million of unused borrowing capacity.

We believe that our cash and cash equivalents combined with our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of our credit agreement, as amended, which matures in October 2013. We intend to use our cash on hand and unused borrowing capacity for general corporate purposes, including strategic investments and acquisitions.

Credit Agreement

As of March 31, 2011, our $350.0 million revolving credit facility, which matures in 2013, consisted of $159.3 million in borrowings, $4.5 million in letter of credit guarantees and $186.2 million of unused borrowing capacity. Our credit agreement requires us to comply with certain financial covenants. As of March 31, 2011, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, the $186.2 million unused borrowing capacity is available for general corporate purposes, including acquisitions. See Note 7, Long-term Debt, of our Annual Report on Form 10-K for the year ended December 31, 2010 and our Current Report on Form 8-K filed on April 14, 2011, for additional information regarding our credit agreement.

2011 Budgeted Capital Expenditures

During the three months ended March 31, 2011, we increased our capital expenditures budget (net of expected grant proceeds) from $109 million to $149 million, as we approved A$67 million of additional capital expenditures associated with a new service contract to haul iron ore in South Australia, of which we expect to incur $40 million in 2011. Accordingly, our expected capital expenditures consists of new business development projects of $77 million, track and equipment improvements of $71 million and $1 million in equipment lease buyouts. In addition, we expect to receive approximately $36 million of grants from outside parties to fund additional property and equipment expenditures related to our existing business in 2011. Including the grant-funded projects, we have budgeted a total of $185 million for capital expenditures in 2011.

For the three months ended March 31, 2011, we have incurred $11.5 million in aggregate capital expenditures, of which we have paid $5.3 million in cash and accrued $6.2 million in accounts payable as of March 31, 2011. We expect to receive $1.4 million in grants from outside parties related to this year-to-date activity, which we have recorded in outstanding grant receivables from outside parties as of March 31, 2011.

Cash of $15.7 million paid for purchases of property and equipment during the three months ended March 31, 2011, included $5.3 million for 2011 capital projects and $10.4 million related to capital expenditures accrued in 2010. Grant proceeds of $7.5 million received in the three months ended March 31, 2011, was for grants related to our capital expenditures from prior years.

Accordingly, capital expenditures for the three months ended March 31, 2011, as compared with our 2011 full year capital expenditure budget can be summarized as follows (dollars in thousands):

	Full Year 2011 Budget	Full Year 2011 Budget, As Adjusted	Spending Incurred During The Three Months Ended March 31, 2011
Capital expenditures	$103,000	$110,000	$11,465
Australian equipment	35,000	75,000	—
Grant proceeds from outside parties	(29,000)	(36,000)	(1,393)

Net capital expenditures	$109,000	$149,000	$10,072

Contractual Obligations and Commercial Commitments

On April 28, 2011, we announced that our subsidiary, GWA, had signed a rail haulage agreement with a subsidiary of WPG Resources Ltd (WPG) to transport 3.3 million tons per year of hematite iron ore from WPG’s to-be-developed Peculiar Knob mine in South Australia. The haulage service is expected to start in the second quarter of 2012 and continue for a minimum of five years, and it may be extended depending on the development of certain nearby iron ore deposits. To provide the above-rail haulage service, GWA entered into a locomotive purchase agreement to acquire nine new, 4,400-horsepower locomotives and will make certain other rolling stock and facilities investments for approximately A$67 million (or $73 million at the April 28, 2011 exchange rate). We expect to make cash payments of approximately A$37 million (or $40 million at the April 28, 2011 exchange rate) in 2011 related to the locomotive purchase and approximately A$30 million (or $33 million at the April 28, 2011 exchange rate) in 2012.

When the iron ore mine is shipping at full capacity, we expect the new contract to generate total annual revenues of approximately A$50 million (or $55 million at the April 28, 2011 exchange rate). Both of these transactions are contingent upon the satisfaction of certain conditions precedent, including WPG obtaining final approval of two permits from the Government of South Australia related to the development of the mine and port infrastructure. It is currently expected that these two permits will be obtained by July 2011.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2010, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the three months ended March 31, 2011.

Impact of Foreign Currencies on Operating Revenues and Expenses

When comparing the effects of average foreign currency exchange rates on revenues during the three months ended March 31, 2011, to the three months ended March 31, 2010, foreign currency translation had a net positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars relative to the United States dollar, partially offset by the weakening of the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $8.0 million at March 31, 2011 and $9.1 million at December 31, 2010.

On December 1, 2010, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement which effectively converted an A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. We are required to pay AUD BBSW plus 3.125% based on a notional amount of A$105.0 million and receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. We realized an expense of $1.4 million within interest income/(expense) related to the quarterly settlement for the period ended March 31, 2011. In addition, we recognized a net gain of less than $0.1 million within other (expense)/income related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on March 31, 2011. The fair value of the cross-currency swap represented a liability of $9.0 million as of March 31, 2011 and $7.6 million as of December 31, 2010. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The swap expires on December 1, 2012.

During the three months ended March 31, 2011, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.

Internal Control Over Financial Reporting — During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

2011	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	—
February 1 to February 28	19,872	$51.66	—	—
March 1 to March 31	—	$—	—	—

Total	19,872	$51.66	—	—

(1)	The 19,872 shares acquired in the three months ended March 31, 2011, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date: May 6, 2011	By:	/S/ TIMOTHY J. GALLAGHER
	Name:	Timothy J. Gallagher
	Title:	Chief Financial Officer

Date: May 6, 2011	By:	/S/ CHRISTOPHER F. LIUCCI
	Name:	Christopher F. Liucci
	Title:	Chief Accounting Officer and Global Controller

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

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101	The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL includes: (i) Consolidated Income Statements for the three months ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Consolidated Cash Flow Statements for the three months ended March 31, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Report, as applicable.