Form 10-Q
period 2011-06-30
GENESEE & WYOMING INC
filed 2011-08-05
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File No. 001-31456
________________________________________________
GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)
(203) 629-3722
(Registrant’s telephone number, including area code)
________________________________________________
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on July 29, 2011:

Class	Number of Shares Outstanding
Class A Common Stock	40,068,216
Class B Common Stock	2,206,343

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

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 and DECEMBER 31, 2010
(dollars in thousands, except share amounts)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,938	$27,417
Accounts receivable, net	153,331	132,225
Materials and supplies	15,524	13,259
Prepaid expenses and other	12,559	14,529
Deferred income tax assets, net	21,889	21,518
Total current assets	229,241	208,948
PROPERTY AND EQUIPMENT, net	1,503,388	1,444,177
GOODWILL	162,737	160,629
INTANGIBLE ASSETS, net	235,029	237,355
DEFERRED INCOME TAX ASSETS, net	2,420	2,879
OTHER ASSETS, net	13,144	13,572
Total assets	$2,145,959	$2,067,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$102,771	$103,690
Accounts payable	132,258	124,948
Accrued expenses	51,806	76,248
Total current liabilities	286,835	304,886
LONG-TERM DEBT, less current portion	462,150	475,174
DEFERRED INCOME TAX LIABILITIES, net	274,325	263,361
DEFERRED ITEMS - grants from outside parties	190,796	183,356
OTHER LONG-TERM LIABILITIES	28,135	23,543
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 and 90,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 52,526,102 and 51,861,249 shares issued and 40,066,867 and 39,426,351 shares outstanding (net of 12,459,235 and 12,434,898 shares in treasury) on June 30, 2011 and December 31, 2010, respectively	525	519
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 and 15,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 2,206,343 and 2,409,027 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	22	24
Additional paid-in capital	375,975	358,024
Retained earnings	675,452	622,185
Accumulated other comprehensive income	56,656	40,114
Treasury stock, at cost	(204,912)	(203,626)
Total stockholders’ equity	903,718	817,240
Total liabilities and stockholders’ equity	$2,145,959	$2,067,560
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2010
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES	$209,589	$158,453	$401,500	$304,032
OPERATING EXPENSES:
Labor and benefits	58,966	51,329	117,048	101,517
Equipment rents	11,011	8,266	21,578	15,915
Purchased services	19,942	12,895	37,384	23,292
Depreciation and amortization	16,297	12,452	32,158	24,900
Diesel fuel used in operations	22,629	10,605	44,027	21,642
Diesel fuel sold to third parties	4,500	3,910	8,579	7,703
Casualties and insurance	6,228	3,123	11,666	7,027
Materials	6,090	6,004	12,673	11,481
Net gain on sale of assets	(1,088)	(1,399)	(2,098)	(1,848)
Gain on insurance recoveries	(1,018)	—	(1,043)	—
Other operating expenses	14,867	13,395	29,160	24,424
Total operating expenses	158,424	120,580	311,132	236,053
INCOME FROM OPERATIONS	51,165	37,873	90,368	67,979
Interest income	858	471	1,633	894
Interest expense	(10,253)	(5,411)	(20,192)	(10,773)
Gain on sale of investments	625	—	894	—
Other income/(expense), net	170	(175)	469	275
Income from continuing operations before income taxes	42,565	32,758	73,172	58,375
Provision for income taxes	11,420	12,067	19,905	21,708
Income from continuing operations, net of tax	31,145	20,691	53,267	36,667
Loss from discontinued operations, net of tax	—	(56)	—	(72)
Net income	$31,145	$20,635	$53,267	$36,595
Basic earnings per share:
Basic earnings per common share from continuing operations	$0.78	$0.53	$1.34	$0.95
Basic loss per common share from discontinued operations	—	—	—	—
Basic earnings per common share	$0.78	$0.53	$1.34	$0.95
Weighted average shares - basic	39,903	38,831	39,695	38,711
Diluted earnings per share:
Diluted earnings per common share from continuing operations	$0.73	$0.50	$1.25	$0.88
Diluted loss per common share from discontinued operations	—	—	—	—
Diluted earnings per common share	$0.73	$0.49	$1.25	$0.88
Weighted average shares - diluted	42,757	41,723	42,654	41,595

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
(dollars in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,267	$36,595
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	72
Depreciation and amortization	32,158	24,900
Compensation cost related to equity awards	3,839	3,694
Excess tax benefit from share-based compensation	(2,049)	(969)
Deferred income taxes	11,071	12,063
Net gain on sale of assets	(2,098)	(1,848)
Gain on sale of investments	(894)	—
Gain on insurance recoveries	(1,043)	—
Insurance proceeds received	24	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	(17,612)	(5,796)
Materials and supplies	(1,763)	(314)
Prepaid expenses and other	2,048	(1,989)
Accounts payable and accrued expenses	(24,174)	8,526
Other assets and liabilities, net	(813)	(1,155)
Net cash provided by operating activities from continuing operations	51,961	73,779
Net cash used in operating activities from discontinued operations	(5)	(87)
Net cash provided by operating activities	51,956	73,692
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(62,065)	(28,599)
Grant proceeds from outside parties	11,700	17,986
Cash paid for acquisitions, net of cash acquired	(440)	—
Proceeds from sale of investments	1,369	208
Proceeds from disposition of property and equipment	3,106	3,293
Net cash used in investing activities from continuing operations	(46,330)	(7,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(115,764)	(13,637)
Proceeds from issuance of long-term debt	94,612	—
Debt amendment costs	—	(1,641)
Proceeds from employee stock purchases	12,631	5,219
Treasury stock purchases	(1,287)	(846)
Excess tax benefit from share-based compensation	2,049	969
Net cash used in financing activities from continuing operations	(7,759)	(9,936)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	653	(3,147)
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	1	87
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,479)	53,584
CASH AND CASH EQUIVALENTS, beginning of period	27,417	105,707
CASH AND CASH EQUIVALENTS, end of period	$25,938	$159,291
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2011 and 2010, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2010 was derived from the audited financial statements in the Company’s 2010 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
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
As a result of the acquisition, GWA North is now the concessionaire and operator of the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $27 million at the June 30, 2011 exchange rate) of annual GWA non-freight revenues generated from services provided to FreightLink will be eliminated in consolidation in the post-acquisition period. This elimination will not have any effect on operating income of the Company.
The Company accounted for the transaction using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of FreightLink have been recorded at their respective estimated acquisition-date fair values and have been consolidated with those of the Company as of the acquisition date. The foreign exchange rate used to translate the preliminary balance sheet to United States dollars was $0.96 for one Australian dollar (the exchange rate on December 1, 2010).

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	Australian Dollars	United States Dollars
Accounts receivable	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843
Total assets	$334,473	$322,469
Accrued expenses	$731	$705
Long-term debt	1,806	1,741
Net assets	$331,936	$320,023
The Company financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under its credit agreement, as amended.
Canada
Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $31 million at the June 30, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY has committed to fund approximately C$3 million (or $3 million at the June 30, 2011 exchange rate) of infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, the Company resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses on a gross basis within each respective line item of the statement of operations.
Discontinued Operations
In August 2009, the Company completed the sale of 100% of the share capital of its Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of the Company’s remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three and six months ended June 30, 2011 and 2010. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary.
Results from Continuing Operations
When comparing the Company’s results from continuing operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants, winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results
The following table summarizes the Company’s unaudited pro forma operating results for the three and six months ended June 30, 2010, as if the FreightLink Acquisition had been consummated as of January 1, 2009. The following pro forma financial results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Operating revenues	$182,112	$347,842
Net income	$22,995	$39,793
Earnings per common share:
Basic earnings per common share from continuing operations	$0.59	$1.03
Diluted earnings per common share from continuing operations	$0.55	$0.96
The unaudited pro forma operating results for the three and six months ended June 30, 2010, include the FreightLink Acquisition adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment assets based on the preliminary assignment of fair values, an adjustment to interest income for the reduction in available cash and cash equivalents due to the use of cash on hand to fund the acquisition, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s credit agreement, the elimination of FreightLink’s deferred grant income for a liability not acquired and the elimination of FreightLink’s interest expense related to debt not assumed in the acquisition. In addition, the unaudited pro forma operating results include an additional tax provision to report FreightLink as a tax paying entity using the Australian statutory income tax rate of 30%.
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed date and for the period presented and are not intended to be a projection of future results or trends.

3.    EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerators:
Income from continuing operations, net of tax	$31,145	$20,691	$53,267	$36,667
Loss from discontinued operations, net of tax	—	(56)	—	(72)
Net income	$31,145	$20,635	$53,267	$36,595

Denominators:
Weighted average Class A common shares outstanding - Basic	39,903	38,831	39,695	38,711
Weighted average Class B common shares outstanding	2,218	2,484	2,311	2,503
Dilutive effect of employee stock grants	636	408	648	381
Weighted average shares - Diluted	42,757	41,723	42,654	41,595

Basic:
Earnings per common share from continuing operations	$0.78	$0.53	$1.34	$0.95
Loss per common share from discontinued operations	—	—	—	—
Earnings per common share	$0.78	$0.53	$1.34	$0.95

Diluted:
Earnings per common share from continuing operations	$0.73	$0.50	$1.25	$0.88
Loss per common share from discontinued operations	—	—	—	—
Earnings per common share	$0.73	$0.49	$1.25	$0.88
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Anti-dilutive shares	98,129	634,883	78,441	677,410

4.	ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Accounts receivable - trade	$139,033	$118,265
Accounts receivable - grants	17,277	17,039
Total accounts receivable	156,310	135,304
Less: Allowance for doubtful accounts	(2,979)	(3,079)
Accounts receivable, net	$153,331	$132,225

5.	DERIVATIVE FINANCIAL INSTRUMENTS:
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
The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate portion of its interest obligation on the notional amount under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of June 30, 2011, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.
Foreign Currency Exchange Rate Risk
As of June 30, 2011, $160.5 million of third-party debt, related to the Company’s foreign operations, is denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company’s foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign operations, including non-

functional currency intercompany debt, typically from the Company’s United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income/(expense).
On December 1, 2010, the Company completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement, as amended. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank rate within Australia. It is the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized an expense of $1.5 million within interest (expense)/income related to the quarterly settlement for the three months ended June 30, 2011. In addition, the Company recognized a net gain of $0.1 million within other income/(expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on June 30, 2011. The fair value of the Swap represented a liability of $12.9 million as of June 30, 2011. The fair value of the Swap was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,271	Accrued expenses	$4,202
Interest rate swap agreement	Other long-term liabilities	4,151	Other long-term liabilities	4,917
Total derivatives designated as hedges		$8,422		$9,119
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$5,778	Accrued expenses	$5,541
Cross-currency swap agreement	Other long-term liabilities	7,077	Other long-term liabilities	2,091
Total derivatives not designated as hedges		$12,855		$7,632
The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the three and six months ended June 30, 2011 and 2010 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$(246)	$(1,219)	$444	$(1,978)

The following table shows the effect of the Company’s derivative instruments not designated as hedges for the three and six months ended June 30, 2011 in the consolidated statement of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreement	Interest (expense)/income	$(1,524)	$(2,960)
Cross-currency swap agreement	Other income/(expense), net	97	119
		$(1,427)	$(2,841)

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

•
Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of June 30, 2011, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

The following table presents the Company's financial instruments that are carried at fair value as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$8,422	$9,119
Cross-currency swap agreement	12,855	7,632
Total financial liabilities carried at fair value	$21,277	$16,751
The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$75,703	$75,000	$76,491
Series B senior notes	100,000	106,051	100,000	105,041
Series C senior notes	25,000	24,603	25,000	24,421
Revolving credit facility	152,213	152,372	153,600	152,974
United States term loan	180,000	178,376	192,000	189,972
Canadian term loan	24,259	23,951	24,989	24,651
Other debt	8,449	8,519	8,275	8,318
Total	$564,921	$569,575	$578,864	$581,868

7.	INCOME TAXES:
The Company’s effective income tax rate in the three months ended June 30, 2011, was 26.8% compared with 36.8% in the three months ended June 30, 2010. The Company's effective income tax rate in the six months ended June 30, 2011, was 27.2% compared with 37.2% in the six months ended June 30, 2010. The decrease in the effective tax rate for the three and six months ended June 30, 2011, was primarily attributable to the extension of the Short Line Tax Credit in the fourth quarter of 2010.
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
From time to time, the Company is a defendant in certain lawsuits resulting from its operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Though currently unexpected and not possible to reasonably estimate, were an unfavorable ruling to occur, there could be a material adverse impact on the Company’s operating results, financial condition and liquidity as of and for the period in which the ruling occurs.

9.	COMPREHENSIVE INCOME:
Comprehensive income is the total of net income and all other non-owner changes in equity. The following tables set forth the Company’s comprehensive income for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net income	$31,145	$20,635
Other comprehensive income:
Foreign currency translation adjustments	9,547	(14,535)
Net unrealized loss on qualifying cash flow hedges, net of tax benefits of $140 and $693, respectively	(246)	(1,219)
Changes in pension and other postretirement benefits, net of tax provisions of $26 and $20, respectively	46	35
Comprehensive income	$40,492	$4,916

	Six Months Ended
	June 30,
	2011	2010
Net income	$53,267	$36,595
Other comprehensive income:
Foreign currency translation adjustments	16,223	(12,193)
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($253) and $1,125, respectively	444	(1,978)
Changes in pension and other postretirement benefits, net of tax benefit/(provision) of $71 and ($156), respectively	(125)	274
Comprehensive income	$69,809	$22,698

The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$45,905	$22	$(5,813)	$40,114
Current period change	16,223	(125)	444	16,542
Balance, June 30, 2011	$62,128	$(103)	$(5,369)	$56,656
The change in the foreign currency translation adjustment for the six months ended June 30, 2011, related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.

10.	SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of June 30, 2011 and 2010, the Company had outstanding grant receivables from outside parties for capital expenditures of $17.3 million and $4.3 million, respectively. As of June 30, 2011 and 2010, the Company also had approximately $15.4 million and $8.3 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

11.	SEGMENT INFORMATION:
The Company's various railroad lines are divided into nine operating regions. Since each region has similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, the Company has decided to present its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$139,335	$70,254	$209,589	$127,004	$31,449	$158,453
Income from operations	33,737	17,428	51,165	31,153	6,720	37,873
Depreciation and amortization	11,565	4,732	16,297	10,908	1,544	12,452
Interest expense	(5,935)	(4,318)	(10,253)	(5,411)	—	(5,411)
Interest income	791	67	858	56	415	471
Provision for income taxes	7,485	3,935	11,420	9,981	2,086	12,067
Expenditures for additions to property & equipment, net of grants from outside parties	14,742	27,412	42,154	5,181	1,204	6,385

The following table sets forth our North American & European Operations and Australian Operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$271,642	$129,858	$401,500	$244,240	$59,792	$304,032
Income from operations	60,672	29,696	90,368	55,164	12,815	67,979
Depreciation and amortization	22,911	9,247	32,158	21,823	3,077	24,900
Interest expense	(11,891)	(8,301)	(20,192)	(10,773)	—	(10,773)
Interest income	1,507	126	1,633	111	783	894
Provision for income taxes	13,557	6,348	19,905	17,692	4,016	21,708
Expenditures for additions to property & equipment, net of grants from outside parties	21,811	28,554	50,365	5,877	4,736	10,613
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011			December 31, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment	$1,012,010	$491,378	$1,503,388	$1,000,350	$443,827	$1,444,177

12. RECENTLY ISSUED ACCOUNTING STANDARDS:

Accounting Standards Not Yet Effective

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, and is to be applied prospectively. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This requirement will become effective for the Company beginning with the first quarter of 2012 Form 10-Q filing and will require retrospective application for all periods presented.

13. SUBSEQUENT EVENTS:

Credit Agreement

On July 29, 2011, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the size of the Company's senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Credit Agreement includes a $425.0 million revolving loan, a $200.0 million United States term loan, a A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. The Credit Agreement allows for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros. The Credit Agreement and revolving loans are guaranteed by substantially all of the United States subsidiaries for the United States guaranteed obligations and by substantially all of the Company's foreign subsidiaries for the foreign guaranteed obligations.

The Credit Agreement contains customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict the ability of the Company to incur certain additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The Credit Agreement also contains financial covenants restricting the Company's funded debt to EBITDAR ratio and the Company's consolidated EBITDA to consolidated total interest expense ratio.

The proceeds of the senior credit facilities will be used for working capital, capital expenditures, investments permitted under the Credit Agreement, acquisitions permitted under the Credit Agreement, other lawful general corporate purposes and to refinance existing indebtedness.

Acquisition

On August 2, 2011, the Company announced that it signed an agreement to acquire all of the capital stock of Arizona Eastern Railway Company (AZER) for approximately $90.1 million in cash. The acquisition is expected to close during the third quarter of 2011. Headquartered near Miami, Arizona, with 45 employees and 10 locomotives, AZER is composed of two rail lines operating over 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc., the world's largest publicly traded copper producer. In connection with the acquisition of AZER, each party will make an election under Section 338(h)10 of the Internal Revenue Code of 1986, as amended. The acquisition of AZER is expected to be immediately accretive to GWI's earnings per share. The acquisition will be subject to customary closing conditions and includes certain adjustments for closing date working capital and indebtedness of AZER.

AZER primarily provides rail service to Freeport-McMoRan's largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long term agreement. AZER also serves other local customers.

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

Recent Developments
Credit Agreement

On July 29, 2011, we entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the size of our senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Credit Agreement includes a $425.0 million revolving loan, a $200.0 million United States term loan, a A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. The Credit Agreement allows for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros. The Credit Agreement and revolving loans are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of the our foreign subsidiaries for the foreign guaranteed obligations.

The Credit Agreement contains customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The Credit Agreement also contains financial covenants restricting our funded debt to EBITDAR ratio and our consolidated EBITDA to consolidated total interest expense ratio.

The proceeds of the senior credit facilities will be used for working capital, capital expenditures, investments permitted under the Credit Agreement, acquisitions permitted under the Credit Agreement, other lawful general corporate purposes and to refinance existing indebtedness.

Acquisition

On August 2, 2011, we announced that we signed an agreement to acquire all of the capital stock of Arizona Eastern Railway Company (AZER) for approximately $90.1 million in cash. The acquisition is expected to close during the third quarter of 2011. Headquartered near Miami, Arizona, with 45 employees and 10 locomotives, AZER is composed of two rail lines operating over 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc., the world's largest publicly traded copper producer. In connection with the acquisition of AZER, each party will make an election under Section 338(h)10 of the Internal Revenue Code of 1986, as amended. The acquisition of AZER is expected to be immediately accretive to our earnings per share. The acquisition will be subject to customary closing conditions and includes certain adjustments for closing date working capital and indebtedness of AZER.

AZER primarily provides rail service to Freeport-McMoRan's largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long term agreement. AZER also serves other local customers.

Overview
We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 63 railroads organized into nine regions, with approximately 7,400 miles of owned and leased track and approximately 1,400 additional miles under track access arrangements. In addition, we provide rail service at 17 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.
In 2010, we acquired certain assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) in Australia (FreightLink Acquisition). As a result of the FreightLink Acquisition, we are now the operator of the Tarcoola to Darwin rail line pursuant to a concession agreement that expires in 2054.
Net income in the three months ended June 30, 2011, was $31.1 million, compared with net income of $20.6 million in the three months ended June 30, 2010. Our diluted earnings per share (EPS) in the three months ended June 30, 2011, were

$0.73 with 42.8 million weighted average shares outstanding, compared with diluted EPS of $0.49 with 41.7 million weighted average shares outstanding in the three months ended June 30, 2010.
Our effective income tax rate in the three months ended June 30, 2011, was 26.8%, compared with 36.8% in the three months ended June 30, 2010, primarily due to the extension of the Short Line Tax Credit in the fourth quarter of 2010.
Operating revenues increased $51.1 million, or 32.3%, to $209.6 million in the three months ended June 30, 2011, compared with $158.5 million in the three months ended June 30, 2010. The increase in operating revenues included a $20.8 million, or 13.1%, increase in revenues from existing operations and $37.6 million in revenues from new operations. Our consolidated results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA (North) Pty Ltd (GWA North), our subsidiary that acquired certain assets of FreightLink, by Genesee & Wyoming Australia Pty Ltd (GWA) in the three months ended June 30, 2011. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that were managed in both periods (i.e., excluding the impact of acquisitions). The increase in our revenues from existing operations included a $6.8 million benefit due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Excluding the impact from the change in foreign currency exchange rates, revenues from existing operations increased $14.0 million, or 8.8%.
Freight revenues increased $46.6 million, or 46.5%, to $146.8 million in the three months ended June 30, 2011, compared with $100.2 million in the three months ended June 30, 2010. The $46.6 million increase in freight revenues consisted of $35.2 million in freight revenues from new operations and an $11.4 million, or 11.4%, increase in freight revenues from existing operations. The increase in freight revenues from existing operations included a benefit of $3.0 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the impact from foreign currency appreciation, freight revenues from existing operations increased by $8.4 million, or 8.4%.
Our traffic in the three months ended June 30, 2011, was 249,508 carloads, an increase of 31,801 carloads, or 14.6%, compared with the three months ended June 30, 2010. The traffic increase consisted of 11,607 carloads from existing operations and 20,194 carloads from new operations. The increase from existing operations was principally due to increases of 3,515 carloads of coal and coke traffic, 2,685 carloads of farm and food products traffic, 2,253 carloads of pulp and paper traffic and 2,253 carloads of minerals and stone traffic. All other traffic increased by a net 901 carloads.
Average freight revenues per carload increased 27.8% to $588 in the three months ended June 30, 2011, compared with $460 in the three months ended June 30, 2010. Average freight revenues per carload from existing operations increased 5.9% to $487. The appreciation of the Australian and Canadian dollars relative to the United States dollar and higher fuel surcharges increased average freight revenues per carload from existing operations by 3.2% and 2.5%, respectively, and changes in commodity mix decreased average freight revenues per carload from existing operations by 0.3%. Excluding these factors, average freight revenues per carload from existing operations increased 0.5%. Same railroad average freight revenues per carload were also negatively impacted by changes in the mix of customers within certain commodity groups, such as coal, farm and food products and metals, primarily due to length of haulage.
Non-freight revenues increased $4.5 million, or 7.8%, to $62.8 million in the three months ended June 30, 2011, compared with $58.3 million in the three months ended June 30, 2010. The increase in non-freight revenues included a $9.4 million, or 16.1%, increase in existing operations and $2.4 million from new operations. Our consolidated results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended June 30, 2011. The increase in non-freight revenues from existing operations included a benefit of $3.8 million due to the impact from the change in foreign currency exchange rates. Excluding this impact, non-freight revenues from existing operations increased $5.6 million, or 9.6%, primarily due to higher switching revenues in the United States, Canada and the Netherlands.
Income from operations in the three months ended June 30, 2011, was $51.2 million, compared with $37.9 million in the three months ended June 30, 2010, an increase of $13.3 million, or 35.1%. Our operating ratio, defined as operating expenses divided by operating revenues, was 75.6% in the three months ended June 30, 2011, compared with 76.1% in the three months ended June 30, 2010.
Income from operations in the six months ended June 30, 2011, was $90.4 million, compared with $68.0 million in the six months ended June 30, 2010, an increase of $22.4 million, or 32.9%. Net income from continuing operations in the six months ended June 30, 2011, was $53.3 million, a 45.3% increase over $36.7 million of net income from continuing operations in the six months ended June 30, 2010. Our diluted earnings per share (EPS) from continuing operations in the six months ended June 30, 2011, were $1.25 with 42.7 million weighted average shares outstanding, a 42.0% increase compared with diluted EPS from continuing operations of $0.88 with 41.6 million weighted average shares outstanding in the six months ended June 30, 2010. Operating revenues increased $97.5 million, or 32.1%, to $401.5 million in the six months ended June 30,

2011, compared with $304.0 million in the six months ended June 30, 2010.
Our results for the six months ended June 30, 2011, included a tax benefit of $4.7 million ($0.11 per diluted share) associated with the Short Line Tax Credit, which was extended in December 2010.
During the six months ended June 30, 2011, we generated $52.0 million in cash flow from operating activities from continuing operations, which was after the payment of $13.0 million in FreightLink acquisition-related expenses accrued as of December 31, 2010. During the same period, we purchased $62.1 million of property and equipment and received $11.7 million in cash from outside parties for capital spending and $3.1 million in proceeds from the disposition of property and equipment.

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
As a result of the acquisition, GWA North is now the concessionaire and operator of the approximately 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. Our subsidiary, GWA, historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $27 million at the June 30, 2011 exchange rate) of annual GWA non-freight revenues generated from services provided to FreightLink will be eliminated in consolidation in the post-acquisition period. This elimination will not have any effect on our operating income.
Prior to the completion of the Tarcoola to Darwin rail line in 2004, potential mining projects located in the Northern Territory had no economically viable transportation link to an export port. Since the completion of the rail line , there has been an increase in mineral exploration and development in the Northern Territory and South Australia along the rail corridor. We believe that the FreightLink Acquisition provides us significant growth opportunities as it positions us to capitalize on future mineral development in the Northern Territory and South Australia.
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

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	Australian Dollars	United States Dollars
Accounts receivable	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843
Total assets	$334,473	$322,469
Accrued expenses	$731	$705
Long-term debt	1,806	1,741
Net assets	$331,936	$320,023
We financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under our credit agreement, as amended.
Canada
Huron Central Railway Inc.: In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009 we recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $31 million at the June 30, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY has committed to fund approximately C$3 million (or $3 million at the June 30, 2011 exchange rate) for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, we resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses on a gross basis within each respective line item of our statement of operations.
Discontinued Operations
In August 2009, we completed the sale of 100% of the share capital of our Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three and six months ended June 30, 2011 and 2010. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.
Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, including steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at a customer plants, winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
Operating Revenues
Overview
Operating revenues were $209.6 million in the three months ended June 30, 2011, compared with $158.5 million in the three months ended June 30, 2010, an increase of $51.1 million, or 32.3%. Revenues from existing operations increased $20.8 million, or 13.1%, and new operations generated $37.6 million in revenues. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. Our consolidated results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended June 30, 2011. Revenues from existing operations consisted of increases of $11.4 million in freight revenues and $9.4 million in non-freight revenues. The $20.8 million increase in revenues from existing operations included a benefit of $6.8 million from the change in foreign currency exchange rates.
The following table breaks down our operating revenues into new operations and existing operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	2011				2010	Increase in Total Operations		Increase in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$146,788	$35,213	$—	$111,575	$100,194	$46,594	46.5%	$11,381	11.4%	$3,000
Non-freight revenues	62,801	2,406	(7,244)	67,639	58,259	4,542	7.8%	9,380	16.1%	3,782
Total operating revenues	$209,589	$37,619	$(7,244)	$179,214	$158,453	$51,136	32.3%	$20,761	13.1%	$6,782
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2011 and 2010 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2011		2010		2011		2010
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2011	2010
Intermodal*	$22,049	15.0%	$92	0.1%	15,223	6.1%	856	0.4%	$1,448	$107
Coal & Coke	20,122	13.7%	18,178	18.1%	47,531	19.0%	44,016	20.2%	423	413
Farm & Food Products	17,440	11.9%	14,955	14.9%	32,315	13.0%	29,630	13.6%	540	505
Pulp & Paper	15,480	10.6%	13,180	13.2%	23,823	9.5%	21,570	9.9%	650	611
Metallic Ores	13,926	9.5%	1,112	1.1%	7,951	3.2%	2,124	1.0%	1,751	524
Metals	11,686	8.0%	11,983	12.0%	22,198	8.9%	23,916	11.0%	526	501
Minerals & Stone	12,513	8.5%	10,841	10.8%	35,330	14.2%	33,077	15.2%	354	328
Chemicals & Plastics	11,376	7.7%	9,840	9.8%	15,135	6.1%	14,262	6.6%	752	690
Lumber & Forest Products	8,224	5.6%	7,609	7.6%	16,961	6.8%	16,766	7.7%	485	454
Petroleum Products	5,932	4.0%	4,916	4.9%	7,041	2.8%	6,851	3.1%	842	718
Auto & Auto Parts	2,203	1.5%	2,257	2.3%	2,881	1.1%	3,013	1.4%	765	749
Other	5,837	4.0%	5,231	5.2%	23,119	9.3%	21,626	9.9%	252	242
Total	$146,788	100.0%	$100,194	100.0%	249,508	100.0%	217,707	100.0%	$588	$460
 ______________________

*	Represents intermodal units
Total freight traffic increased by 31,801 carloads, or 14.6%, in the three months ended June 30, 2011, compared with the same period in 2010. Carloads from existing operations increased by 11,607, or 5.3%, and new operations contributed 20,194 carloads.
Average freight revenues per carload increased 27.8% to $588 in the three months ended June 30, 2011, compared with the same period in 2010. Average freight revenues per carload from existing operations increased 5.9% to $487. This increase included a 3.2% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges increased average revenues per carload from existing operations by 2.5% and changes in the commodity mix decreased average revenues per carload from existing operations by 0.3%. Excluding these factors, average revenues per carload from existing operations increased by 0.5%. Average revenues per carload from existing operations were negatively impacted by changes in the mix of customers within certain commodity groups, such as coal and coke, farm and food products and metals, primarily due to length of haulage.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal*	$22,049	$21,929	$120	$92	$21,957	> 100%	$28	30.4%	$4
Coal & Coke	20,122	—	20,122	18,178	1,944	10.7%	1,944	10.7%	9
Farm & Food Products	17,440	—	17,440	14,955	2,485	16.6%	2,485	16.6%	1,932
Pulp & Paper	15,480	—	15,480	13,180	2,300	17.5%	2,300	17.5%	147
Metallic Ores	13,926	12,607	1,319	1,112	12,814	> 100%	207	18.6%	65
Metals	11,686	—	11,686	11,983	(297)	(2.5)%	(297)	(2.5)%	25
Minerals & Stone	12,513	—	12,513	10,841	1,672	15.4%	1,672	15.4%	611
Chemicals & Plastics	11,376	—	11,376	9,840	1,536	15.6%	1,536	15.6%	67
Lumber & Forest Products	8,224	—	8,224	7,609	615	8.1%	615	8.1%	15
Petroleum Products	5,932	677	5,255	4,916	1,016	20.7%	339	6.9%	11
Auto & Auto Parts	2,203	—	2,203	2,257	(54)	(2.4)%	(54)	(2.4)%	87
Other	5,837	—	5,837	5,231	606	11.6%	606	11.6%	27
Total freight revenues	$146,788	$35,213	$111,575	$100,194	$46,594	46.5%	$11,381	11.4%	$3,000
 ______________________

*	Represents intermodal units
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
Coal and coke revenues increased $1.9 million, or 10.7%. Coal and coke traffic volume increased 3,515 carloads, or 8.0%, which increased revenues by $1.5 million, and average revenues per carload increased 2.4%, which increased revenues by $0.4 million. The carload increase was primarily due to the return of coal shipments to a power plant that had a five-week construction-related outage in the second quarter of 2010.
Farm and food products revenues increased $2.5 million, or 16.6%. Farm and food products traffic volume increased 2,685 carloads, or 9.1%, which increased revenues by $1.5 million, and average revenues per carload increased 6.9%, which increased revenues by $1.0 million. The carload increase was primarily due to an increase in grain traffic in the Midwestern United States and an increase in export grain traffic in Australia. The increase in average revenues per carload included a benefit of $1.9 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the benefit from foreign currency appreciation, average revenues per carload decreased by $0.9 million. Because rates for Australia grain traffic have a both fixed and variable component, the increase in Australian grain traffic resulted in lower average revenues per carload.
Pulp and paper revenues increased $2.3 million, or 17.5%. Pulp and paper traffic volume increased 2,253 carloads, or 10.4%, which increased revenues by $1.5 million, and average revenues per carload increased 6.4%, which increased revenues by $0.8 million. The carload increase was primarily due to higher pulp board traffic in the Southern United States.

Metals revenues decreased $0.3 million, or 2.5%. Metals traffic volume decreased 1,718 carloads, or 7.2%, which decreased revenues by $0.9 million. However, average revenues per carload increased 5.0%, partially offsetting the revenue decline by $0.6 million. The carload decrease was primarily due to start-up issues at one plant we serve and truck competition at another plant we serve, both in the Northeastern United States, partially offset by a 2,109 carload increase from HCRY.
Minerals and stone revenues increased $1.7 million, or 15.4%. Average revenues per carload increased 7.9%, which increased revenues by $0.9 million, and minerals and stone traffic volume increased 2,253 carloads, or 6.8%, which increased revenues by $0.8 million. The carload increase was primarily due to an increase in salt shipments due to restocking of stockpiles in the Northeastern United States. The increase in average revenues per carload primarily resulted from a benefit of $0.6 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.
Chemicals and plastics revenues increased $1.5 million, or 15.6%. Average revenues per carload increased 9.0%, which increased revenues by $0.9 million, and chemicals and plastics traffic volume increased 873 carloads, or 6.1%, which increased revenues by $0.6 million. The carload increase was primarily due to the general improvement in the economy.
Lumber and forest products revenues increased $0.6 million, or 8.1%. The increase was primarily due to a 6.8% increase in average revenues per carload.
Other freight revenues increased $0.6 million, or 11.6%.
Freight revenues from all remaining commodities increased by $0.5 million.
Non-Freight Revenues
The following table compares non-freight revenues for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Railcar switching	$32,108	51.1%	$25,923	44.5%
Car hire and rental income	5,740	9.2%	5,944	10.2%
Fuel sales to third parties	4,592	7.3%	4,244	7.3%
Demurrage and storage	5,529	8.8%	6,460	11.1%
Car repair services	2,203	3.5%	2,009	3.4%
Other operating income	12,629	20.1%	13,679	23.5%
Total non-freight revenues	$62,801	100.0%	$58,259	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended June 30, 2011 and 2010 (dollars in thousands). The 2011 existing operations data includes $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended June 30, 2011, which were eliminated in our consolidated results.

	2011				2010	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$32,108	$—	$(19)	$32,127	$25,923	$6,185	23.9%	$6,204	23.9%	$1,597
Car hire and rental income	5,740	—	(1,877)	7,617	5,944	(204)	(3.4)%	1,673	28.1%	610
Fuel sales to third parties	4,592	—	(1,348)	5,940	4,244	348	8.2%	1,696	40.0%	—
Demurrage and storage	5,529	—	(23)	5,552	6,460	(931)	(14.4)%	(908)	(14.1)%	78
Car repair services	2,203	—	—	2,203	2,009	194	9.7%	194	9.7%	11
Other operating income	12,629	2,406	(3,977)	14,200	13,679	(1,050)	(7.7)%	521	3.8%	1,486
Total non-freight revenues	$62,801	$2,406	$(7,244)	$67,639	$58,259	$4,542	7.8%	$9,380	16.1%	$3,782
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $6.2 million, or 23.9%. The increase included a $3.0 million increase in port switching revenues, primarily due to an increase in export grain and intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam, a $1.6 million increase in industrial switching revenues primarily due to new and expanded customer service contracts and a $1.6 million benefit due to the impact from the change in foreign currency.
Car hire and rental income revenues increased $1.7 million, or 28.1%. The increase was primarily due to increased wagon rental income in Australia and an increase in freight car hire income resulting from increased carload traffic in North America.
Fuel sales to third parties increased $1.7 million, or 40.0%, of which $1.5 million resulted from a 35.8% increase in the average price per gallon and $0.2 million resulted from a 3.0% increase in gallons sold.
Demurrage and storage revenues decreased $0.9 million, or 14.1%. The decrease was primarily due to a decrease in the number of third-party rail cars being stored.
Car repair services revenues increased $0.2 million, or 9.7%.
Other non-freight revenues increased $0.5 million, or 3.8%.
Operating Expenses
Overview
Operating expenses were $158.4 million in the three months ended June 30, 2011, compared with $120.6 million in the three months ended June 30, 2010, an increase of $37.8 million, or 31.4%. The increase in operating expenses was attributable to $26.9 million from new operations and $18.2 million from existing operations. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $4.8 million increase in operating expenses from existing operations. Operating expenses from existing operations were adversely affected $4.6 million by the increase in the price of diesel fuel. In addition, operating expenses from existing operations included $1.2 million from an increase in diesel fuel consumption. Labor and benefits expense from existing operations increased $4.6 million due to the hiring of new employees and increased overtime costs, which primarily resulted from increased traffic volumes, and annual wage and benefit increases in the three months ended June 30, 2011. Operating expenses from existing operations for the three months ended June 30, 2011, also included $2.8 million from HCRY that were not in the three months ended June 30, 2010, due to the modification in accounting for HCRY effective January 1, 2011. Our consolidated results reflect the elimination of $7.2 million of operating expenses for GWA related to services provided to GWA North.

Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 75.6% in the three months ended June 30, 2011, from 76.1% in the three months ended June 30, 2010.
The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	2011		2010		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$58,966	28.1%	$51,329	32.4%	$2,093
Equipment rents	11,011	5.3%	8,266	5.2%	348
Purchased services	19,942	9.5%	12,895	8.1%	1,364
Depreciation and amortization	16,297	7.8%	12,452	7.9%	417
Diesel fuel used in operations	22,629	10.8%	10,605	6.7%	—
Diesel fuel sold to third parties	4,500	2.1%	3,910	2.4%	—
Casualties and insurance	6,228	3.0%	3,123	2.0%	77
Materials	6,090	2.9%	6,004	3.8%	125
Net gain on sale of assets	(1,088)	(0.5)%	(1,399)	(0.9)%	(20)
Gain on insurance recoveries	(1,018)	(0.5)%	—	—%	—
Other expenses	14,867	7.1%	13,395	8.5%	403
Total operating expenses	$158,424	75.6%	$120,580	76.1%	$4,807
Labor and benefits expense was $59.0 million in the three months ended June 30, 2011, compared with $51.3 million in the three months ended June 30, 2010, an increase of $7.6 million, or 14.9%, of which $6.7 million was from existing operations and $0.9 million was from new operations. The increase from existing operations consisted of $2.1 million due to the impact from the change in foreign currency exchange rates, $1.3 million due to the hiring of approximately 50 employees, $1.1 million from HCRY, approximately $0.8 million of benefit increases, $0.7 million from annual wage increases and $0.7 million from an increase in overtime costs.
Equipment rents expense was $11.0 million in the three months ended June 30, 2011, compared with $8.3 million in the three months ended June 30, 2010, an increase of $2.7 million, or 33.2%. The increase was primarily attributable to a $5.4 million increase from new operations, partially offset by the elimination of $1.9 million of expenses incurred by GWA related to services provided to GWA North and a decrease in existing operations of $0.7 million. The decrease from existing operations was primarily due to a decrease in locomotive and freight car rents.
Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $19.9 million in the three months ended June 30, 2011, compared with $12.9 million in the three months ended June 30, 2010, an increase of $7.0 million, or 54.6%. The increase was attributable to a $1.2 million increase from existing operations and $9.8 million from new operations, partially offset by the elimination of $3.9 million of expenses incurred by GWA related to services provided to GWA North in the three months ended June 30, 2011. The increase from existing operations included a $1.4 million increase due to the impact from the change in foreign currency exchange rates.
Depreciation and amortization expense was $16.3 million in the three months ended June 30, 2011, compared with $12.5 million in the three months ended June 30, 2010, an increase of $3.8 million, or 30.9%. The increase was attributable to a $1.2 million increase from existing operations and $2.7 million from new operations.
The cost of diesel fuel used in operations was $22.6 million in the three months ended June 30, 2011, compared with $10.6 million in the three months ended June 30, 2010, an increase of $12.0 million. The increase was attributable to a $5.8 million increase from existing operations and $6.3 million from new operations. The increase from existing operations was composed of $4.6 million from a 43.2% increase in average fuel cost per gallon and $1.2 million due to a 7.9% increase in diesel fuel consumption, primarily due to a 5.3% increase in carloads.
The cost of diesel fuel sold to third parties was $4.5 million in the three months ended June 30, 2011, compared with $3.9 million in the three months ended June 30, 2010, an increase of $0.6 million, or 15.1%. The increase was attributable to a $1.9 million increase from existing operations, partially offset by the elimination of $1.3 million of expenses incurred by GWA for sales to GWA North in the three months ended June 30, 2011. The increase from existing operations consisted of $1.7 million resulting from a 44.0% increase in average diesel fuel cost per gallon and $0.2 million from a 3.0% increase in gallons sold.
Casualties and insurance expense was $6.2 million in the three months ended June 30, 2011, compared with $3.1 million in the three months ended June 30, 2010, an increase of $3.1 million. The increase was attributable to a $2.2 million increase from existing operations and $0.9 million from new operations. The increase in existing operations was primarily due to higher derailment expenses in 2011 compared to 2010.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $6.1 million in the three months ended June 30, 2011, compared with $6.0 million in the three months ended June 30, 2010, an increase of $0.1 million, or 1.4%.
Net gain on sale of assets was $1.1 million in the three months ended June 30, 2011, compared with $1.4 million in the three months ended June 30, 2010.
Gain on insurance recoveries in the three months ended June 30, 2011, included a $1.0 million gain from a business interruption claim associated with track wash-outs in Australia due to heavy rains from Cyclone Carlos in late February 2011.
Other expenses were $14.9 million in the three months ended June 30, 2011, compared with $13.4 million in the three months ended June 30, 2010, an increase of $1.5 million, or 11.0%. The increase was attributable to $1.9 million from new operations, partially offset by a $0.4 million decrease from existing operations. The decrease from existing operations was primarily the result of the settlement of a property tax appeal, partially offset by an increase in trackage rights expense.
Other Income (Expense) Items
Interest Income
Interest income was $0.9 million in the three months ended June 30, 2011, compared with $0.5 million in the three months ended June 30, 2010.
Interest Expense
Interest expense was $10.3 million in the three months ended June 30, 2011, compared with $5.4 million in the three months ended June 30, 2010, an increase of $4.8 million, resulting primarily from higher outstanding debt due to the FreightLink Acquisition.
Provision for Income Taxes
Our effective income tax rate in the three months ended June 30, 2011, was 26.8% compared with 36.8% in the three months ended June 30, 2010. The decrease in the effective tax rate was primarily attributable to the extension of the Short Line Tax Credit in the fourth quarter of 2010.
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
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax in the three months ended June 30, 2011, was $31.1 million, compared with income from continuing operations, net of tax in the three months ended June 30, 2010, of $20.7 million. Our diluted EPS from continuing operations in the three months ended June 30, 2011, were $0.73 with 42.8 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the three months ended June 30, 2010, of $0.50 with 41.7 million weighted average shares outstanding in the three months ended June 30, 2010. Our basic EPS from continuing operations were $0.78 with 39.9 million weighted average shares outstanding in the three months ended June 30, 2011, compared with basic EPS from continuing operations of $0.53 with 38.8 million weighted average shares outstanding in the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
Operating Revenues
Overview
Operating revenues were $401.5 million in the six months ended June 30, 2011, compared with $304.0 million in the six months ended June 30, 2010, an increase of $97.5 million, or 32.1%. Revenues from existing operations increased $43.5 million, or 14.3%, and new operations generated $67.6 million in revenues. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. Our consolidated results reflect the elimination of $13.6 million of non-freight revenues for services provided to GWA North by GWA for the six months ended June 30, 2011. Revenues from existing operations consisted of increases of $25.7 million in freight revenues and $17.8 million in non-freight revenues. The $43.5 million increase in revenues from existing operations included a benefit of $10.2 million from the change in foreign currency exchange rates.
The following table breaks down our operating revenues into new operations and existing operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	2011				2010	Increase in Total Operations		Increase in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$279,593	$64,113	$—	$215,480	$189,760	$89,833	47.3%	$25,720	13.6%	$4,543
Non-freight revenues	121,907	3,488	(13,647)	132,066	114,272	7,635	6.7%	17,794	15.6%	5,655
Total operating revenues	$401,500	$67,601	$(13,647)	$347,546	$304,032	$97,468	32.1%	$43,514	14.3%	$10,198
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2011 and 2010 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2011		2010		2011		2010
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2011	2010
Intermodal*	$39,980	14.3%	$142	0.1%	28,941	5.8%	1,311	0.3%	$1,381	$108
Coal & Coke	38,993	14.0%	37,283	19.7%	101,735	20.6%	96,154	22.9%	383	388
Farm & Food Products	34,094	12.2%	27,462	14.5%	63,197	12.8%	54,525	13.0%	539	504
Pulp & Paper	30,259	10.8%	25,410	13.4%	48,132	9.7%	41,876	10.0%	629	607
Metallic Ores	26,116	9.3%	2,234	1.2%	14,920	3.0%	4,616	1.1%	1,750	484
Metals	23,023	8.2%	21,116	11.1%	44,738	9.1%	42,174	10.0%	515	501
Minerals & Stone	22,179	7.9%	19,706	10.4%	66,057	13.4%	62,424	14.8%	336	316
Chemicals & Plastics	21,840	7.8%	18,592	9.8%	29,484	6.0%	26,893	6.4%	741	691
Lumber & Forest Products	15,613	5.6%	14,129	7.4%	32,536	6.6%	31,424	7.5%	480	450
Petroleum Products	12,382	4.4%	10,290	5.4%	14,829	3.0%	14,302	3.4%	835	719
Auto & Auto Parts	4,349	1.6%	4,023	2.1%	5,771	1.2%	5,692	1.3%	754	707
Other	10,765	3.9%	9,373	4.9%	43,724	8.8%	39,038	9.3%	246	240
Total	$279,593	100.0%	$189,760	100.0%	494,064	100.0%	420,429	100.0%	$566	$451
 ______________________

*	Represents intermodal units
Total freight traffic increased by 73,635 carloads, or 17.5%, in the six months ended June 30, 2011, compared with the same period in 2010. Carloads from existing operations increased by 36,295, or 8.6%, and new operations contributed 37,340 carloads.
Average freight revenues per carload increased 25.5% to $566 in the six months ended June 30, 2011, compared with the same period in 2010. Average freight revenues per carload from existing operations increased 4.7% to $472. This increase included a 2.5% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average revenues per carload by 2.1% and 0.2%, respectively. Excluding these factors, average revenues per carload decreased by 0.1%. Average revenues per carload were negatively impacted by changes in the mix of customers within certain commodity groups, such as coal and coke, metals and farm and food products, primarily due to length of haulage of coal and metals traffic.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase in Total Operations		Increase in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal*	$39,980	$39,762	$218	$142	$39,838	>100%	$76	53.5%	$5
Coal & Coke	38,993	—	38,993	37,283	1,710	4.6%	1,710	4.6%	17
Farm & Food Products	34,094	—	34,094	27,462	6,632	24.1%	6,632	24.1%	2,757
Pulp & Paper	30,259	—	30,259	25,410	4,849	19.1%	4,849	19.1%	290
Metallic Ores	26,116	23,272	2,844	2,234	23,882	>100%	610	27.3%	124
Metals	23,023	—	23,023	21,116	1,907	9.0%	1,907	9.0%	43
Minerals & Stone	22,179	—	22,179	19,706	2,473	12.5%	2,473	12.5%	954
Chemicals & Plastics	21,840	—	21,840	18,592	3,248	17.5%	3,248	17.5%	129
Lumber & Forest Products	15,613	—	15,613	14,129	1,484	10.5%	1,484	10.5%	28
Petroleum Products	12,382	1,079	11,303	10,290	2,092	20.3%	1,013	9.8%	24
Auto & Auto Parts	4,349	—	4,349	4,023	326	8.1%	326	8.1%	137
Other	10,765	—	10,765	9,373	1,392	14.9%	1,392	14.9%	35
Total freight revenues	$279,593	$64,113	$215,480	$189,760	$89,833	47.3%	$25,720	13.6%	$4,543
 ______________________

*	Represents intermodal units
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
Coal and coke revenues increased $1.7 million, or 4.6%. Coal and coke traffic volume increased 5,581 carloads, or 5.8%, which increased revenues by $2.1 million. However, average revenues per carload decreased 1.3%, partially offsetting the revenue increase by $0.4 million. The carload increase was primarily due to increased demand for coal and the return of traffic to a power plant that had a five-week construction-related outage in the second quarter of 2010.
Farm and food products revenues increased $6.6 million, or 24.1%. Farm and food products traffic volume increased 8,672, or 15.9%, which increased revenues by $4.7 million, and average revenues per carload increased 6.9%, which increased revenues by $1.9 million. The carload increase was primarily due to an increase in export grain traffic in Australia. The increase in average revenues per carload included a benefit of $2.8 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the benefit from foreign currency appreciation, average revenues per carload decreased by $0.9 million. Because rates for Australia grain traffic have a both fixed and variable component, the increase in Australian grain traffic resulted in lower average revenues per carload.
Pulp and paper revenues increased $4.8 million, or 19.1%. Pulp and paper traffic volumes increased 6,256 carloads, or 14.9%, which increased revenues by $3.9 million, and average revenues per carload increased 3.6%, which increased revenues by $0.9 million. Of this carload increase, HCRY contributed 1,302 carloads. The remaining increase of 4,954 carloads was primarily due to higher pulp board traffic in the Southern United States.
Metals revenues increased $1.9 million, or 9.0%. Metals traffic volumes increased 2,564 carloads, or 6.1%, which increased revenues by $1.3 million, and average revenues per carload increased 2.8%, which increased revenues by $0.6 million. Of this carload increase, HCRY contributed 3,899 carloads, which were partially offset by a net decrease of 1,355 carloads primarily driven by start-up issues at a plant we serve in the Northeastern United States.
Minerals and stone revenues increased $2.5 million, or 12.5%. Minerals and stone average revenues per carload increased 6.3%, which increased revenues by $1.3 million, and traffic volumes increased 3,633 carloads, or 5.8%, which increased revenues by $1.2 million. The increase in average revenues per carload primarily resulted from the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to an increase in rock salt shipments due to restocking of stockpiles in the Northeastern United States.
Chemicals and plastics revenues increased $3.2 million, or 17.5%. Chemicals and plastics traffic volumes increased 2,591 carloads, or 9.6%, which increased revenues by $1.9 million, and average revenues per carload increased 7.2%, which increased revenues by $1.3 million. The carload increase was primarily due to the general improvement in the economy.
Lumber and forest products revenues increased $1.5 million, or 10.5%. Lumber and forest products average revenues per carload increased 6.7%, which increased revenues $1.0 million, and traffic volumes increased 1,112 carloads, or 3.5%, which increased revenues $0.5 million. Of this carload increase, HCRY contributed 742 carloads.
Petroleum products revenues increased $1.0 million, or 9.8%. Petroleum products average revenues per carload increased 7.5%, which increased revenues by $0.8 million, and traffic volumes increased 318 carloads, or 2.2%, which increased revenues by $0.2 million.
Other freight revenues increased $1.4 million, or 14.9%. Other traffic volumes increased 4,686 carloads, or 12.0%, which increased revenues by $1.2 million, and average revenues per carload increased 2.5%, which increased revenues by $0.2 million. The carload increase was primarily due to an increase in overhead coal traffic in the United States.
Freight revenues from all remaining commodities increased by $1.0 million.
Non-Freight Revenues
The following table compares non-freight revenues for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Railcar switching	$63,124	51.8%	$51,100	44.7%
Car hire and rental income	11,182	9.2%	12,049	10.5%
Fuel sales to third parties	9,011	7.4%	8,360	7.3%
Demurrage and storage	11,100	9.1%	12,695	11.1%
Car repair services	4,223	3.4%	3,725	3.3%
Other operating income	23,267	19.1%	26,343	23.1%
Total non-freight revenues	$121,907	100.0%	$114,272	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the six months ended June 30, 2011 and 2010 (dollars in thousands) . The 2011 existing operations data includes $13.6 million of non-freight revenues for services provided to GWA North by GWA for the six months ended June 30, 2011, which were eliminated in our consolidated results.

	2011				2010	Increase/(Decrease)in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$63,124	$—	$(37)	$63,161	$51,100	$12,024	23.5%	$12,061	23.6%	$2,256
Car hire and rental income	11,182	—	(3,575)	14,757	12,049	(867)	(7.2)%	2,708	22.5%	978
Fuel sales to third parties	9,011	—	(2,419)	11,430	8,360	651	7.8%	3,070	36.7%	—
Demurrage and storage	11,100	—	(64)	11,164	12,695	(1,595)	(12.6)%	(1,531)	(12.1)%	118
Car repair services	4,223	—	—	4,223	3,725	498	13.4%	498	13.4%	20
Other operating income	23,267	3,488	(7,552)	27,331	26,343	(3,076)	(11.7)%	988	3.8%	2,283
Total non-freight revenues	$121,907	$3,488	$(13,647)	$132,066	$114,272	$7,635	6.7%	$17,794	15.6%	$5,655
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $12.1 million, or 23.6%. The increase included a $5.6 million increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam, a $4.2 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada and a $2.3 million benefit due to the impact from the change in foreign currency.
Car hire and rental income revenues increased $2.7 million, or 22.5%. The increase was primarily due to a $1.0 million benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar and increased freight car hire income resulting from increased carload traffic in North America.
Fuel sales to third parties increased $3.1 million, or 36.7%, of which $2.3 million resulted from a 27.5% increase in the average price per gallon and $0.8 million resulted from a 7.2% increase in gallons sold.
Demurrage and storage revenues decreased $1.5 million, or 12.1%. The decrease was primarily due to a decrease in the number of third-party rail cars being stored.
Car repair services revenues increased $0.5 million, or 13.4%.
Other non-freight revenues increased $1.0 million, or 3.8%. The increase included a benefit of $2.3 million due to the impact from the change in foreign currency exchange rates. Excluding the foreign currency impact, other non-freight revenues decreased $1.3 million primarily driven by the modification in accounting for HCRY.
Operating Expenses
Overview
Operating expenses were $311.1 million in the six months ended June 30, 2011, compared with $236.1 million in the six months ended June 30, 2010, an increase of $75.1 million, or 31.8%. The increase in operating expenses was attributable to $51.5 million from new operations and $37.2 million from existing operations. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $7.2 million increase in operating expenses from existing operations. Labor and benefits expense from existing operations increased $8.4 million due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases in the six months ended June 30, 2011. Operating expenses from existing operations were adversely affected $8.2 million by the increase in the price of diesel fuel. In addition, operating expenses from existing operations included $3.3 million from an increase in diesel fuel consumption. Operating expenses from existing operations for the six months ended June 30, 2011, also included $5.4 million from HCRY that were not in the six months ended June 30, 2010, due to the modification in accounting for HCRY effective January 1, 2011. Our consolidated results reflect the elimination of $13.6 million of operating expenses for

GWA related to services provided to GWA North.
Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 77.5% in the six months ended June 30, 2011, from 77.6% in the six months ended June 30, 2010.
The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	2011		2010		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$117,048	29.1%	$101,517	33.4%	$3,243
Equipment rents	21,578	5.4%	15,915	5.2%	525
Purchased services	37,384	9.3%	23,292	7.7%	1,954
Depreciation and amortization	32,158	8.0%	24,900	8.2%	652
Diesel fuel used in operations	44,027	11.0%	21,642	7.1%	—
Diesel fuel sold to third parties	8,579	2.1%	7,703	2.5%	—
Casualties and insurance	11,666	2.9%	7,027	2.3%	125
Materials	12,673	3.2%	11,481	3.8%	189
Net gain on sale of assets	(2,098)	(0.5)%	(1,848)	(0.6)%	(26)
Gain on insurance recoveries	(1,043)	(0.3)%	—	—%	—
Other expenses	29,160	7.3%	24,424	8.0%	552
Total operating expenses	$311,132	77.5%	$236,053	77.6%	$7,214
Labor and benefits expense was $117.0 million in the six months ended June 30, 2011, compared with $101.5 million in the six months ended June 30, 2010, an increase of $15.5 million, or 15.3%, of which $13.7 million was from existing operations and $1.8 million was from new operations. The increase from existing operations primarily consisted of $3.2 million due to the impact from the change in foreign currency exchange rates, approximately $2.9 million of benefit increases, $2.5 million due to the hiring of approximately 50 employees, $2.0 million from HCRY, $1.5 million from annual wage increases and $1.5 million from an increase in overtime costs.
Equipment rents expense was $21.6 million in the six months ended June 30, 2011, compared with $15.9 million in the six months ended June 30, 2010, an increase of $5.7 million, or 35.6%. The increase was primarily attributable to a $10.1 million increase from new operations, partially offset by the elimination of $3.6 million of expenses incurred by GWA related to services provided to GWA North and a decrease of $0.9 million from existing operations. The decrease from existing operations was primarily due to a decrease in locomotive and freight car rents.
Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $37.4 million in the six months ended June 30, 2011, compared with $23.3 million in the six months ended June 30, 2010, an increase of $14.1 million, or 60.5%. The increase was attributable to a $3.2 million increase from existing operations and $18.3 million from new operations, partially offset by the elimination of $7.4 million of expenses incurred by GWA related to services provided to GWA North. The increase from existing operations consisted primarily of additional transportation and maintenance costs incurred in connection with increased traffic in Europe and $2.0 million due to the impact from the change in foreign currency exchange rates.
Depreciation and amortization expense was $32.2 million in the six months ended June 30, 2011, compared with $24.9 million in the six months ended June 30, 2010, an increase of $7.3 million, or 29.1%. The increase was attributable to a $2.0 million increase from existing operations and $5.2 million from new operations.
The cost of diesel fuel used in operations was $44.0 million in the six months ended June 30, 2011, compared with $21.6 million in the six months ended June 30, 2010, an increase of $22.4 million. The increase was attributable to an $11.5 million increase from existing operations and $10.9 million from new operations. The increase from existing operations was composed of $8.2 million from a 38.2% increase in average fuel cost per gallon and $3.3 million due to an 11.0% increase in diesel fuel consumption, primarily due to an 8.6% increase in carloads.
The cost of diesel fuel sold to third parties was $8.6 million in the six months ended June 30, 2011, compared with $7.7 million in the six months ended June 30, 2010, an increase of $0.9 million, or 11.4%. The increase was attributable to a $3.2 million increase from existing operations, partially offset by the elimination of $2.3 million of expenses incurred by GWA for sales to GWA North. The increase from existing operations consisted of $2.5 million resulting from a 32.0% increase in average diesel fuel cost per gallon and $0.7 million from a 7.2% increase in gallons sold.
Casualties and insurance expense was $11.7 million in the six months ended June 30, 2011, compared with $7.0 million in the six months ended June 30, 2010, an increase of $4.6 million, or 66.0%. The increase was attributable to $2.7 million from new operations and $2.0 million from existing operations. The impact from new operations included $1.0 million from track wash-outs in Australia due to heavy rains from Cyclone Carlos in late February 2011. The increase from existing operations was primarily due to higher derailment expenses in 2011 compared to 2010.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $12.7 million in the six months ended June 30, 2011, compared with $11.5 million in the six months ended June 30, 2010, an increase of $1.2 million, or 10.4%. The increase was primarily due to increased locomotive repairs from existing operations in North America.
Net gain on sale of assets was $2.1 million in the six months ended June 30, 2011, compared with $1.8 million in the six months ended June 30, 2010.
Gain on insurance recoveries in the six months ended June 30, 2011, of $1.0 million primarily consisted of a business interruption claim associated with Cyclone Carlos.
Other expenses was $29.2 million in the six months ended June 30, 2011, compared with $24.4 million in the six months ended June 30, 2010, an increase of $4.7 million, or 19.4%. The increase was attributable to a $4.7 million increase from existing operations and $3.4 million from new operations. The increase from existing operations was primarily due to an increase in trackage rights expense in 2011.
Other Income (Expense) Items
Interest Income
Interest income was $1.6 million in the six months ended June 30, 2011, compared with $0.9 million in the six months ended June 30, 2010.
Interest Expense
Interest expense was $20.2 million in the six months ended June 30, 2011, compared with $10.8 million in the six months ended June 30, 2010, an increase of $9.4 million, resulting primarily from higher outstanding debt due to the FreightLink Acquisition.
Provision for Income Taxes
Our effective income tax rate in the six months ended June 30, 2011, was 27.2% compared with 37.2% in the six months ended June 30, 2010. The decrease in the effective tax rate for the six months ended June 30, 2011, was primarily attributable to the extension of the Short Line Tax Credit in the fourth quarter of 2010.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax in the six months ended June 30, 2011, was $53.3 million, compared with income from continuing operations, net of tax of $36.7 million in the six months ended June 30, 2010. Our diluted EPS from continuing operations in the six months ended June 30, 2011, were $1.25 with 42.7 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.88 with 41.6 million weighted average shares outstanding in the six months ended June 30, 2010. Our basic EPS from continuing operations were $1.34 with 39.7 million weighted average shares outstanding in the six months ended June 30, 2011, compared with basic EPS from continuing operations of $0.95 with 38.7 million weighted average shares outstanding in the six months ended June 30, 2010.

Segment Information
Our various railroad lines are organized into nine operating regions. Since each region has similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, we have decided to present our financial information as two reportable segments - North American & European Operations and Australian Operations.
The results of operations of our foreign entities are maintained in the respective local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations.
The following table sets forth our North American & European Operations and Australian Operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$96,598	$50,190	$146,788	$88,421	$11,773	$100,194
Non-freight	42,737	15,472	58,209	38,583	15,432	54,015
Fuel sales to third parties	—	4,592	4,592	—	4,244	4,244
Total revenues	$139,335	$70,254	$209,589	$127,004	$31,449	$158,453

Operating expenses
Labor and benefits	46,167	12,799	58,966	42,877	8,452	51,329
Equipment rents	6,513	4,498	11,011	7,093	1,173	8,266
Purchased services	7,117	12,825	19,942	6,857	6,038	12,895
Depreciation and amortization	11,565	4,732	16,297	10,908	1,544	12,452
Diesel fuel used in operations	14,056	8,573	22,629	9,188	1,417	10,605
Diesel fuel sold to third parties	—	4,500	4,500	—	3,910	3,910
Casualties and insurance	4,733	1,495	6,228	2,827	296	3,123
Materials	5,650	440	6,090	5,685	319	6,004
Net gain on sale of assets	(1,076)	(12)	(1,088)	(1,389)	(10)	(1,399)
Gain on insurance recoveries	—	(1,018)	(1,018)	—	—	—
Other expenses	10,873	3,994	14,867	11,805	1,590	13,395
Total operating expenses	$105,598	$52,826	$158,424	$95,851	$24,729	$120,580

Operating ratio	75.8%	75.2%	75.6%	75.5%	78.6%	76.1%

Income from operations	$33,737	$17,428	$51,165	$31,153	$6,720	$37,873

Interest expense	$(5,935)	$(4,318)	$(10,253)	$(5,411)	$—	$(5,411)
Interest income	$791	$67	$858	$56	$415	$471

Provision for income taxes	$7,485	$3,935	$11,420	$9,981	$2,086	$12,067

Carloads	195,677	53,831	249,508	185,654	32,053	217,707

Expenditures for additions to property & equipment, net of grants from outside parties	$14,742	$27,412	$42,154	$5,181	$1,204	$6,385
Revenues from our North American & European Operations were $139.3 million in the three months ended June 30, 2011, compared with $127.0 million in the three months ended June 30, 2010, an increase of $12.3 million, or 9.7%. The $12.3 million increase in revenues from our North American & European Operations included an $8.2 million increase in freight revenues and a $4.2 million increase in non-freight revenues. The $8.2 million increase in freight revenues consisted of $4.9 million due to a 10,023, or 5.4%, carload increase, $2.6 million due to an increase in fuel surcharge revenue and a benefit of $0.6 million from the appreciation of the Canadian dollar relative to the United States dollar. The $4.2 million increase in non-freight revenues included an increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam and an increase in industrial switching revenues primarily due to new and expanded customer service contracts and a $0.6 million benefit due to the appreciation of the Canadian dollar relative to the United States dollar.
Operating expenses from our North American & European Operations were $105.6 million in the three months ended June 30, 2011, compared with $95.9 million in the three months ended June 30, 2010, an increase of $9.7 million, or 10.2%. The increase in operating expenses included $3.7 million due to the increase in the price of diesel fuel, a $1.8 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes and annual wage and benefit increases, and a $1.9 million increase in casualties and insurance expense primarily due to higher derailment expense in 2011 versus 2010. Operating expenses from our North American & European Operations included $2.8 million from HCRY that were not in the three months ended June 30, 2010, due to the modification in accounting for HCRY effective January 1, 2011.
Revenues from our Australian Operations were $70.3 million in the three months ended June 30, 2011, compared with $31.4 million in the three months ended June 30, 2010, an increase of $38.8 million, or 123.4%. Revenues from existing operations increased $8.4 million, or 26.8%, and new operations generated $37.6 million in revenues. Our consolidated Australian results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended June 30, 2011. The $8.4 million increase in revenues from existing operations included a $3.2 million increase in freight revenues and a $5.2 million increase in non-freight revenues. The $3.2 million increase in freight revenues from existing operations included a benefit of $2.4 million from the appreciation of the Australian dollar relative to the United States dollar. The $5.2 million increase in non-freight revenues from existing operations included a benefit of $3.2 million from the appreciation of the Australian dollar relative to the United States dollar and a $1.7 million increase from fuel sales to third parties.
Operating expenses from our Australian Operations were $52.8 million in the three months ended June 30, 2011, compared with $24.7 million in the three months ended June 30, 2010, an increase of $28.1 million. The $28.1 million increase in operating expenses from our Australian Operations included $26.9 million from new operations and $8.5 million from existing operations, and on a consolidated Australian Operations basis, our results reflect the elimination of $7.2 million of operating expenses for GWA related to services provided to GWA North. The increase in operating expenses from existing operations included $4.0 million from the appreciation of the Australian dollar relative to the United States dollar, $2.6 million due to the increase in the price of diesel fuel and a $1.7 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases.

The following table sets forth our North American & European Operations and Australian Operations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$187,327	$92,266	$279,593	$169,022	$20,738	$189,760
Non-freight	84,315	28,581	112,896	75,218	30,694	105,912
Fuel sales to third parties	—	9,011	9,011	—	8,360	8,360
Total revenues	$271,642	$129,858	$401,500	$244,240	$59,792	$304,032

Operating expenses
Labor and benefits	92,626	24,422	117,048	84,724	16,793	101,517
Equipment rents	13,006	8,572	21,578	13,595	2,320	15,915
Purchased services	13,482	23,902	37,384	12,310	10,982	23,292
Depreciation and amortization	22,911	9,247	32,158	21,823	3,077	24,900
Diesel fuel used in operations	29,033	14,994	44,027	19,276	2,366	21,642
Diesel fuel sold to third parties	—	8,579	8,579	—	7,703	7,703
Casualties and insurance	8,056	3,610	11,666	6,405	622	7,027
Materials	11,912	761	12,673	10,926	555	11,481
Net gain on sale of assets	(2,084)	(14)	(2,098)	(1,846)	(2)	(1,848)
Gain on insurance recoveries	(25)	(1,018)	(1,043)	—	—	—
Other expenses	22,053	7,107	29,160	21,863	2,561	24,424
Total operating expenses	$210,970	$100,162	$311,132	$189,076	$46,977	$236,053

Operating ratio	77.7%	77.1%	77.5%	77.4%	78.6%	77.6%

Income from operations	$60,672	$29,696	$90,368	$55,164	$12,815	$67,979

Interest expense	$(11,891)	$(8,301)	$(20,192)	$(10,773)	$—	$(10,773)
Interest income	$1,507	$126	$1,633	$111	$783	$894

Provision for income taxes	$13,557	$6,348	$19,905	$17,692	$4,016	$21,708

Carloads	389,907	104,157	494,064	361,490	58,939	420,429

Expenditures for additions to property & equipment, net of grants from outside parties	$21,811	$28,554	$50,365	$5,877	$4,736	$10,613
Revenues from our North American & European Operations were $271.6 million in the six months ended June 30, 2011, compared with $244.2 million in the six months ended June 30, 2010, an increase of $27.4 million, or 11.2%. The $27.4 million increase in revenues from our North American & European Operations included an $18.3 million increase in freight revenues and a $9.1 million increase in non-freight revenues. The $18.3 million increase in freight revenues included $13.7 million due to a 28,417, or 7.9%, carload increase, $4.2 million due to an increase in fuel surcharge revenues and a benefit of $1.1 million from the appreciation of the Canadian dollar relative to the United States dollar. The $9.1 million increase in non-freight revenues was primarily due to a new service contract to haul iron ore in Canada and an increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations and new customers in the Port of Rotterdam.

Operating expenses from our North American & European Operations were $211.0 million in the six months ended June 30, 2011, compared with $189.1 million in the six months ended June 30, 2010, an increase of $21.9 million, or 11.6%. The increase in operating expenses included $7.0 million due to the increase in the price of diesel fuel, $5.4 million from the modification in accounting for HCRY, a $5.3 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases and $1.3 million from the appreciation of the Canadian dollar and the Euro relative to the United States dollar.
Revenues from our Australian Operations were $129.9 million in the six months ended June 30, 2011, compared with $59.8 million in the six months ended June 30, 2010, an increase of $70.1 million. Revenues from existing operations increased $16.1 million, or 26.9%, and new operations generated $67.6 million in revenues. Our consolidated Australian Operations results reflect the elimination of $13.6 million of non-freight revenues for services provided to GWA North by GWA for the six months ended June 30, 2011. The $16.1 million increase in revenues from existing operations included a $7.4 million increase in freight revenues and an $8.7 million increase in non-freight revenues. The $7.4 million increase in freight revenues from existing operations was primarily due to $3.3 million from a 7,878, or 13.4%, carload increase and a benefit of $3.4 million from the appreciation of the Australian dollar relative to the United States dollar. The carload increase was primarily due to export grain traffic. The $8.7 million increase in non-freight revenues from existing operations included a benefit of $4.9 million from the appreciation of the Australian dollar relative to the United States dollar, a $3.1 million increase from fuel sales to third parties and a $0.6 million increase in other operating income.
Operating expenses from our Australian Operations were $100.2 million in the six months ended June 30, 2011, compared with $47.0 million in the six months ended June 30, 2010, an increase of $53.2 million. The $53.2 million increase in operating expenses from our Australian Operations included $51.5 million from new operations and $15.3 million from existing operations, and on a consolidated Australian Operations basis, our results reflect the elimination of $13.6 million of operating expenses for GWA related to services provided to GWA North. The $15.3 million increase in operating expenses from existing operations included $5.9 million from the appreciation of the Australian dollar relative to the United States dollar, $4.1 million due to the increase in the price of diesel fuel and a $2.6 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases.

Liquidity and Capital Resources
During the six months ended June 30, 2011, we generated $52.0 million of cash from operating activities from continuing operations, compared with $73.8 million of cash from operating activities from continuing operations during the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, changes in working capital decreased net cash flow from operating activities by $42.3 million and $0.7 million, respectively. Of the $42.3 million for the six months ended June 30, 2011, $17.6 million was due to an increase in accounts receivable driven by the increase in business in 2011 and $24.2 million was due to a reduction in accounts payable and accrued expenses. Of the $24.2 million, $13.0 million was associated with the payment of stamp duty for the acquisition of FreightLink in Australia.
During the six months ended June 30, 2011 and 2010, our cash flows used in investing activities from continuing operations were $46.3 million and $7.1 million, respectively. For the six months ended June 30, 2011, primary drivers of cash used in investing activities were $62.1 million of cash used for capital expenditures and $0.4 million of net cash paid for acquisitions, partially offset by $11.7 million in cash received from grants from outside parties for capital spending, $3.1 million in cash proceeds from the sale of property and equipment and $1.4 million in cash proceeds from the sale of investments. For the six months ended June 30, 2010, primary drivers of cash used in investing activities were $28.6 million of cash used for capital expenditures, partially offset by $18.0 million in cash received from grants from outside parties for capital spending completed in prior years and $3.3 million in cash proceeds from the disposition of property and equipment.
During the six months ended June 30, 2011 and 2010, our cash flows used in financing activities from continuing operations were $7.8 million and $9.9 million, respectively. For the six months ended June 30, 2011, primary drivers of cash used in financing activities from continuing operations were $115.8 million of principal payments on outstanding debt, partially offset by proceeds from the issuance of long-term debt of $94.6 million and net cash inflows of $13.4 million from exercises of stock-based awards. For the six months ended June 30, 2010, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $13.6 million, partially offset by net cash inflows of $5.3 million from exercises of stock-based awards.
At June 30, 2011, we had long-term debt, including current portion, totaling $564.9 million, which was 38.5% of our total capitalization, and $193.1 million of unused borrowing capacity under our credit facility. At December 31, 2010, we had long-term debt, including current portion, totaling $578.9 million, which was 41.5% of our total capitalization, and $192.2 million of unused borrowing capacity under our credit facility.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Agreement
As of June 30, 2011, our $350.0 million revolving credit facility, which had a maturity date of October 2013, consisted of $152.2 million in borrowings, $4.7 million in letter of credit guarantees and $193.1 million of unused borrowing capacity. Our credit agreement requires us to comply with certain financial covenants. As of June 30, 2011, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, the $193.1 million unused borrowing capacity is available for general corporate purposes, including acquisitions. As described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments and our Current Report on Form 8-K filed on August 2, 2011, we amended our credit agreement effective July 29, 2011.
2011 Expected Capital Expenditures
Our expected capital expenditures in 2011 consists of Australian equipment purchases of $87 million, track and equipment improvements of $77 million and equipment lease buyouts of $1 million. In addition, we expect to receive approximately $34 million of grants from outside parties to fund additional property and equipment expenditures related to our existing business in 2011. Including the grant-funded projects, we expect a total of $199 million in capital expenditures in 2011.
For the six months ended June 30, 2011, we have incurred $67.0 million in aggregate capital expenditures, of which we have paid $51.6 million in cash and accrued $15.4 million in accounts payable as of June 30, 2011. We expect to receive $11.3 million in grants from outside parties related to this year-to-date activity. Of this amount, as of June 30, 2011, $9.6 million was included within outstanding grant receivables from outside parties and $1.7 million was collected from outside parties.
Cash of $62.1 million paid for purchases of property and equipment during the six months ended June 30, 2011, included $51.6 million for 2011 capital projects and $10.5 million related to capital expenditures accrued in 2010. Grant proceeds during the six months ended June 30, 2011, included $1.7 million for grants related to 2011 capital expenditures and $10.0 million for grants related to our capital expenditures from 2010.
Accordingly, capital expenditures for the six months ended June 30, 2011, as compared with our 2011 full year expected capital expenditures can be summarized as follows (dollars in thousands):

	Expected Full Year 2011	Spending Incurred During The Six Months Ended June 30, 2011
Australian equipment	$87,000	$28,496
Capital expenditures, other than Australian equipment	112,000	38,482
Grant proceeds from outside parties	(34,000)	(11,255)
Net capital expenditures	$165,000	$55,723
Contractual Obligations and Commercial Commitments
On April 28, 2011, we announced that our subsidiary, GWA, had signed a rail haulage agreement with a subsidiary of WPG Resources Ltd (WPG) to transport 3.3 million tons per year of hematite iron ore from WPG’s to-be-developed Peculiar Knob mine in South Australia. The haulage service is expected to start in the second quarter of 2012 and continue for a minimum of five years, and it may be extended depending on the development of certain nearby iron ore deposits. To provide the above-rail haulage service, GWA entered into a locomotive purchase agreement to acquire nine new, 4,400-horsepower locomotives and will make certain other rolling stock and facilities investments for approximately A$67 million (or $72 million at the June 30, 2011 exchange rate). We expect to make cash payments of approximately A$37 million (or $40 million at the June 30, 2011 exchange rate) in 2011 related to the locomotive purchase and approximately A$30 million (or $33 million at the June 30, 2011 exchange rate) in 2012. When the iron ore mine is shipping at full capacity, we expect the new contract to generate total annual revenues of approximately A$50 million (or $54 million at the June 30, 2011 exchange rate).
On August 2, 2011, we announced that we signed an agreement to acquire all of the capital stock of AZER for approximately $90.1 million in cash. The acquisition will be subject to customary closing conditions and includes certain adjustments for closing date working capital and indebtedness of AZER. We expect to close the acquisition during the third quarter of 2011.

Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2010, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the six months ended June 30, 2011.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the six months ended June 30, 2011, with the six months ended June 30, 2010, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars and the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Accounting Standards

See Note 12 to our Consolidated Financial Statements included elsewhere in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $8.4 million at June 30, 2011 and $9.1 million at December 31, 2010.
On December 1, 2010, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement which effectively converted an A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. We are required to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank rate within Australia. It is the Australian equivalent to LIBOR. We realized an expense of $1.5 million and $3.0 million within interest income/(expense) related to the quarterly settlement for the three and six months ended June 30, 2011. In addition, we recognized a net gain of $0.1 million within other (expense)/income related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on June 30, 2011. The fair value of the cross-currency swap represented a liability of $12.9 million as of June 30, 2011 and $7.6 million as of December 31, 2010. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The swap expires on December 1, 2012.
During the six months ended June 30, 2011, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a defendant in certain lawsuits resulting from our operations. Management believes there are adequate provisions in the financial statements for any expected liabilities that may result from disposition of the pending lawsuits. Nevertheless, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Though currently unexpected and not possible to reasonably estimate, were an unfavorable ruling to occur, there could be a material adverse impact on our operating results, financial condition and liquidity as of and for the period in which the ruling occurs.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

2011	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	4,413	$58.32	—	—
June 1 to June 30	—	$—	—	—
Total	4,413	$58.32	—	—
 ______________________

(1)
The 4,413 shares acquired in the three months ended June 30, 2011, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	August 5, 2011	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer

Date:	August 5, 2011	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer and Global Controller

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

Restated Certificate of Incorporation is incorporated herein by reference to Annex II to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2011 (SEC File No. 001-31456).

3.2	By-laws

Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 001-31456).

10.1
Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Company's Definitive Proxy Statement on Schedule 14A dated April 15, 2011 (SEC File No. 001-31456).

10.2
Amendment No. 3 to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 8, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 14, 2011 (SEC File No. 001-31456).

10.3
Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 29, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 2, 2011 (SEC File No. 001-31456).

*10.4	Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan.

*10.5	Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan.

*10.6	Form of Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan.

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL includes: (i) Consolidated Income Statements for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated Cash Flow Statements for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

______________________

*	Exhibit filed or furnished with this Report, as applicable.