Form 10-Q
period 2011-09-30
GENESEE & WYOMING INC
filed 2011-11-04
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on October 28, 2011:

Class	Number of Shares Outstanding
Class A Common Stock	40,104,601
Class B Common Stock	2,206,343

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic and competitive uncertainties and contingencies and third-party approvals; economic, political and industry conditions (including employee strikes or work stoppages); customer demand, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; severe weather conditions and other natural occurrences; and others including, but not limited to, those set forth in this Item 2 and Part II, Item 1A, if any, and those noted in our 2010 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 and DECEMBER 31, 2010
(dollars in thousands, except share amounts)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,621	$27,417
Accounts receivable, net	145,482	132,225
Materials and supplies	13,258	13,259
Prepaid expenses and other	16,382	14,529
Deferred income tax assets, net	21,333	21,518
Total current assets	212,076	208,948
PROPERTY AND EQUIPMENT, net	1,561,567	1,444,177
GOODWILL	160,545	160,629
INTANGIBLE ASSETS, net	233,045	237,355
DEFERRED INCOME TAX ASSETS, net	2,294	2,879
OTHER ASSETS, net	18,841	13,572
Total assets	$2,188,368	$2,067,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$64,700	$103,690
Accounts payable	139,879	124,948
Accrued expenses	53,973	76,248
Deferred income tax liabilities, net	369	—
Total current liabilities	258,921	304,886
LONG-TERM DEBT, less current portion	532,634	475,174
DEFERRED INCOME TAX LIABILITIES, net	281,064	263,361
DEFERRED ITEMS - grants from outside parties	190,626	183,356
OTHER LONG-TERM LIABILITIES	19,995	23,543
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 and 90,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 52,560,235 and 51,861,249 shares issued and 40,101,000 and 39,426,351 shares outstanding (net of 12,459,235 and 12,434,898 shares in treasury) on September 30, 2011 and December 31, 2010, respectively	526	519
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 and 15,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 2,206,343 and 2,409,027 shares issued and outstanding on September 30, 2011 and December 31, 2010, respectively	22	24
Additional paid-in capital	378,361	358,024
Retained earnings	708,394	622,185
Accumulated other comprehensive income	22,743	40,114
Treasury stock, at cost	(204,918)	(203,626)
Total stockholders’ equity	905,128	817,240
Total liabilities and stockholders’ equity	$2,188,368	$2,067,560
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OPERATING REVENUES	$217,210	$156,492	$618,710	$460,524
OPERATING EXPENSES:
Labor and benefits	58,986	50,840	176,034	152,357
Equipment rents	11,383	8,201	32,961	24,116
Purchased services	20,349	13,965	57,733	37,257
Depreciation and amortization	16,623	12,506	48,781	37,406
Diesel fuel used in operations	21,415	10,037	65,442	31,679
Diesel fuel sold to third parties	3,662	4,840	12,241	12,543
Casualties and insurance	5,020	3,104	16,686	10,131
Materials	6,844	5,349	19,517	16,830
Net gain on sale of assets	(610)	(2,434)	(2,708)	(4,282)
Gain on insurance recoveries	—	—	(1,043)	—
Restructuring charges	—	(2,349)	—	(2,349)
Other operating expenses	17,515	13,921	46,675	38,345
Total operating expenses	161,187	117,980	472,319	354,033
INCOME FROM OPERATIONS	56,023	38,512	146,391	106,491
Interest income	853	703	2,486	1,597
Interest expense	(10,573)	(5,474)	(30,765)	(16,247)
Gain on sale of investments	—	—	894	—
Other (expense)/income, net	(1,064)	418	(595)	693
Income from continuing operations before income taxes	45,239	34,159	118,411	92,534
Provision for income taxes	12,287	12,109	32,192	33,817
Income from continuing operations, net of tax	32,952	22,050	86,219	58,717
(Loss)/income from discontinued operations, net of tax	(10)	2,745	(10)	2,673
Net income	$32,942	$24,795	$86,209	$61,390
Basic earnings per share:
Basic earnings per common share from continuing operations	$0.82	$0.57	$2.16	$1.51
Basic (loss)/income per common share from discontinued operations	—	0.07	—	0.07
Basic earnings per common share	$0.82	$0.64	$2.16	$1.58
Weighted average shares - basic	40,078	38,940	39,825	38,774
Diluted earnings per share:
Diluted earnings per common share from continuing operations	$0.77	$0.53	$2.02	$1.41
Diluted (loss)/income per common share from discontinued operations	—	0.07	—	0.06
Diluted earnings per common share	$0.77	$0.59	$2.02	$1.47
Weighted average shares - diluted	42,821	41,894	42,711	41,675

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(dollars in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,209	$61,390
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(income) from discontinued operations	10	(2,673)
Depreciation and amortization	48,781	37,406
Compensation cost related to equity awards	5,584	5,234
Excess tax benefit from share-based compensation	(2,090)	(1,010)
Deferred income taxes	20,063	19,277
Net gain on sale of assets	(2,708)	(4,282)
Gain on sale of investments	(894)	—
Gain on insurance recoveries	(1,043)	—
Insurance proceeds received	24	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable trade, net	(13,650)	(5,656)
Materials and supplies	(531)	(255)
Prepaid expenses and other	243	(2,346)
Accounts payable and accrued expenses	(14,204)	20,767
Other assets and liabilities, net	(179)	(620)
Net cash provided by operating activities from continuing operations	125,615	127,232
Net cash (used in)/provided by operating activities from discontinued operations	(15)	913
Net cash provided by operating activities	125,600	128,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106,386)	(57,642)
Grant proceeds from outside parties	18,773	25,198
Cash paid for acquisitions, net of cash acquired	(89,935)	—
Proceeds from sale of investments	1,369	208
Proceeds from disposition of property and equipment	4,054	4,090
Net cash used in investing activities from continuing operations	(172,125)	(28,146)
Net cash provided by investing activities from discontinued operations	—	1,831
Net cash used in investing activities	(172,125)	(26,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(418,907)	(20,433)
Proceeds from issuance of long-term debt	445,424	—
Debt amendment costs	(4,742)	(1,641)
Proceeds from employee stock purchases	13,238	7,259
Treasury stock purchases	(1,292)	(849)
Excess tax benefit from share-based compensation	2,090	1,010
Net cash provided by/(used in) financing activities from continuing operations	35,811	(14,654)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,083)	3,680
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	1	96
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,796)	90,952
CASH AND CASH EQUIVALENTS, beginning of period	27,417	105,707
CASH AND CASH EQUIVALENTS, end of period	$15,621	$196,659
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2011 and 2010, are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for interim periods. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2010 was derived from the audited financial statements in the Company’s 2010 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K.

2. CHANGES IN OPERATIONS:
United States
On September 1, 2011, the Company acquired all of the capital stock of Arizona Eastern Railway Company (AZER) for $90.1 million in cash. The purchase price is subject to a working capital adjustment, which the Company expects to be finalized by December 31, 2011. As of September 30, 2011, the Company has recorded a reduction to the purchase price of $0.6 million for working capital which represents its current estimate of the working capital adjustment. The Company incurred $0.5 million of acquisition costs related to this transaction through September 30, 2011, which were expensed as incurred. The results from AZER's operations have been included in the Company's statement of operations since September 1, 2011, and are included in the Company's North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan's largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long-term operating agreement.
The Company accounted for the acquisition using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of AZER have been recorded at their respective estimated acquisition-date fair values and have been consolidated with those of the Company as of the acquisition date.
The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

Accounts receivable	$2,799
Prepaid expenses and other	2,319
Property and equipment	90,120
Total assets	95,238
Accounts payable	2,275
Accrued expenses	3,468
Net assets	$89,495
The acquisition-date fair values assigned to the acquired net assets will be finalized upon the completion of working capital adjustments and fair value analyses.

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
As a result of the acquisition, GWA North is now the concessionaire and operator of the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $24 million at the September 30, 2011 exchange rate) of annual GWA non-freight revenues generated from services provided to FreightLink will be eliminated in consolidation in the post-acquisition period. This elimination will not have any effect on operating income of the Company.
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
The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	Australian Dollars	United States Dollars
Accounts receivable	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843
Total assets	334,473	322,469
Accrued expenses	731	705
Long-term debt	1,806	1,741
Net assets	$331,936	$320,023
The Company financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under its credit agreement.
Canada
Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $29 million at the September 30, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY has committed to fund approximately C$3 million (or $3 million at the September 30, 2011 exchange rate) of infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, the Company resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses on a gross basis within each respective line item of the statement of operations.
Discontinued Operations
In August 2009, the Company completed the sale of 100% of the share capital of its Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of the Company’s remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, the Company recognized income from net insurance proceeds of $2.8 million ($2.8 million after-tax) in discontinued operations related to damage caused by a hurricane in the Company's former Mexico region in 2005. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary.
Results from Continuing Operations
When comparing the Company’s results from continuing operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.
Pro Forma Financial Results
The following table summarizes the Company’s unaudited pro forma operating results for the three and nine months ended September 30, 2010, as if the FreightLink Acquisition had been consummated as of January 1, 2009. The following pro forma financial results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Operating revenues	$182,070	$529,912
Net income	$27,315	$67,108
Earnings per common share:
Basic earnings per common share from continuing operations	$0.63	$1.66
Diluted earnings per common share from continuing operations	$0.59	$1.55
The unaudited pro forma operating results for the three and nine months ended September 30, 2010, include the FreightLink Acquisition adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment assets based on the preliminary assignment of fair values, an adjustment to interest income for the reduction in available cash and cash equivalents due to the use of cash on hand to fund the acquisition, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s credit agreement, the elimination of FreightLink’s deferred grant income for a liability not acquired and the elimination of FreightLink’s interest expense related to debt not assumed in the acquisition. In addition, the unaudited pro forma operating results include an additional tax provision to report FreightLink as a tax paying entity using the Australian statutory income tax rate of 30%.
The pro forma financial information does not purport to be indicative of the results that actually would have been obtained had the transactions been completed as of the assumed date and for the period presented and are not intended to be a projection of future results or trends.

3. EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerators:
Income from continuing operations, net of tax	$32,952	$22,050	$86,219	$58,717
(Loss)/income from discontinued operations, net of tax	(10)	2,745	(10)	2,673
Net income	$32,942	$24,795	$86,209	$61,390

Denominators:
Weighted average Class A common shares outstanding - Basic	40,078	38,940	39,825	38,774
Weighted average Class B common shares outstanding	2,206	2,463	2,276	2,489
Dilutive effect of employee stock grants	537	491	610	412
Weighted average shares - Diluted	42,821	41,894	42,711	41,675

Basic:
Earnings per common share from continuing operations	$0.82	$0.57	$2.16	$1.51
(Loss)/earnings per common share from discontinued operations	—	0.07	—	0.07
Earnings per common share	$0.82	$0.64	$2.16	$1.58

Diluted:
Earnings per common share from continuing operations	$0.77	$0.53	$2.02	$1.41
(Loss)/earnings per common share from discontinued operations	—	0.07	—	0.06
Earnings per common share	$0.77	$0.59	$2.02	$1.47
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Anti-dilutive shares	156	289	108	621

4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable - trade	$133,199	$118,265
Accounts receivable - grants	15,161	17,039
Total accounts receivable	148,360	135,304
Less: Allowance for doubtful accounts	(2,878)	(3,079)
Accounts receivable, net	$145,482	$132,225

5. LONG-TERM DEBT:

Credit Agreement
On July 29, 2011, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the borrowing capacity of the Company's senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Credit Agreement includes a $425.0 million revolving loan, a $200.0 million United States term loan, a A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. The Credit Agreement allows for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros. The Credit Agreement and revolving loans are guaranteed by substantially all of the Company's United States subsidiaries for the United States guaranteed obligations and by substantially all of the Company's foreign subsidiaries for the foreign guaranteed obligations.
 The Credit Agreement contains customary representations and warranties, events of default and covenants, including, among other things, covenants that restrict the ability of the Company to incur certain additional indebtedness, create or permit liens on assets and engage in mergers or consolidations. The Credit Agreement also contains financial covenants restricting the Company's funded debt to EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases) ratio and the Company's consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated total interest expense ratio.
As of September 30, 2011, the Company's $425.0 million revolving credit facility consisted of $85.7 million in borrowings, $4.7 million in letter of credit guarantees and $334.6 million of unused borrowing capacity. As of September 30, 2011, the United States, Australian and European revolving loans had interest rates of 1.99%, 6.68% and 3.05%, respectively. The United States, Australian and Canadian term loans had interest rates of 1.99%, 6.68% and 2.86%, respectively.
The Credit Agreement requires the Company to comply with certain financial covenants. As of September 30, 2011, the Company was in compliance with these covenants. Subject to maintaining compliance with these covenants, the Company's unused borrowing capacity is available for general corporate purposes, including acquisitions.

6. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company’s best interest. However, the Company’s use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company’s instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other; other assets, net; accrued expenses or other long-term liabilities.
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
The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate portion of its interest obligation on the notional amount under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing as of September 30, 2011, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.
Foreign Currency Exchange Rate Risk
As of September 30, 2011, $146.3 million of third-party debt, related to the Company’s foreign operations, is denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company’s foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On December 1, 2010, the Company completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement. A portion of the funds was transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized an expense of $1.6 million within interest (expense)/income related to the quarterly settlement for the three months ended September 30, 2011. In addition, the Company recognized a net gain of $0.1 million within other income/(expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on September 30, 2011. The fair value of the Swap represented a net liability of $1.5 million as of September 30, 2011. The fair value of the Swap was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives:
Derivatives not designated as hedges:
Cross-currency swap agreement	Other long-term assets	$2,531	Other long-term assets	$—

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,185	Accrued expenses	$4,202
Interest rate swap agreement	Other long-term liabilities	3,943	Other long-term liabilities	4,917
Total derivatives designated as hedges		$8,128		$9,119
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$4,068	Accrued expenses	$5,541
Cross-currency swap agreement	Other long-term liabilities	—	Other long-term liabilities	2,091
Total liability derivatives not designated as hedges		$4,068		$7,632

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the three and nine months ended September 30, 2011 and 2010 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Designated as Cash Flow Hedges:	2011	2010	2011	2010
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$187	$(755)	$632	$(2,733)
The following table shows the effect of the Company’s derivative instruments not designated as hedges for the three and nine months ended September 30, 2011 in the consolidated statement of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:		Three Months Ended	Nine Months Ended
		September 30, 2011	September 30, 2011
Cross-currency swap agreement	Interest (expense)/income	$(1,566)	$(4,526)
Cross-currency swap agreement	Other income/(expense), net	103	222
		$(1,463)	$(4,304)

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:
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

•
Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of September 30, 2011, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

The following table presents the Company's financial instruments that are carried at fair value as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010
Financial instruments carried at fair value using Level 2 inputs:
Financial assets carried at fair value using Level 2 inputs:
Cross-currency swap agreement	$2,531	$—

Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$8,128	$9,119
Cross-currency swap agreement	4,068	7,632
Total financial liabilities carried at fair value	$12,196	$16,751

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$75,000	$74,983	$75,000	$76,491
Series B senior notes	100,000	107,893	100,000	105,041
Series C senior notes	25,000	24,722	25,000	24,421
Revolving credit facility	85,655	84,028	153,600	152,974
United States term loan	195,000	189,737	192,000	189,972
Canadian term loan	21,940	21,317	24,989	24,651
Australia term loan	86,900	86,067	—	—
Other debt	7,839	7,829	8,275	8,318
Total	$597,334	$596,576	$578,864	$581,868

8. INCOME TAXES:
The Company’s effective income tax rate in the three months ended September 30, 2011, was 27.2% compared with 35.4% in the three months ended September 30, 2010. The Company's effective income tax rate in the nine months ended September 30, 2011, was 27.2% compared with 36.5% in the nine months ended September 30, 2010. The decrease in the effective tax rate for the three and nine months ended September 30, 2011, was primarily attributable to the extension of the Short Line Tax Credit.
The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009, but was retroactively extended for 2010 on December 17, 2010. Unless it is further extended, the Short Line Tax Credit expires on January 1, 2012. The Short Line Tax Credit provides for Class II and Class III railroads to reduce their federal income tax based on 50% of qualified railroad track maintenance expenditures during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, the Company incurred sufficient spending to meet the limitation.

9. COMMITMENTS AND CONTINGENCIES:
From time to time, the Company is a defendant in certain lawsuits resulting from its operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or have a material adverse effect on the Company's financial position or liquidity.

10. COMPREHENSIVE INCOME:
Comprehensive income is the total of net income and all other non-owner changes in equity. The following tables set forth the Company’s comprehensive income for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net income	$32,942	$24,795
Other comprehensive income:
Foreign currency translation adjustments	(34,142)	20,479
Net unrealized income/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($107) and $429, respectively	187	(755)
Changes in pension and other postretirement benefits, net of tax provisions of $23 and $20, respectively	41	35
Comprehensive (loss)/income	$(972)	$44,554

	Nine Months Ended
	September 30,
	2011	2010
Net income	$86,209	$61,390
Other comprehensive income:
Foreign currency translation adjustments	(17,919)	8,287
Net unrealized income/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($359) and $1,554, respectively	632	(2,733)
Changes in pension and other postretirement benefits, net of tax benefit/(provision) of $48 and ($176), respectively	(84)	309
Comprehensive income	$68,838	$67,253
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Losses on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$45,905	$22	$(5,813)	$40,114
Current period change	(17,919)	(84)	632	(17,371)
Balance, September 30, 2011	$27,986	$(62)	$(5,181)	$22,743
The foreign currency translation adjustments for the three and nine months ended September 30, 2011, related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.

11. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of September 30, 2011 and 2010, the Company had outstanding grant receivables from outside parties for capital expenditures of $15.2 million and $10.8 million, respectively. As of September 30, 2011 and 2010, the Company also had approximately $16.3 million and $12.4 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

12. SEGMENT INFORMATION:
The Company's various railroad lines are divided into 10 operating regions. Since all of the regions have similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, the Company decided to present its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$145,807	$71,403	$217,210	$124,647	$31,845	$156,492
Income from operations	37,963	18,060	56,023	33,604	4,908	38,512
Depreciation and amortization	11,932	4,691	16,623	10,861	1,645	12,506
Interest expense	(5,988)	(4,585)	(10,573)	(5,472)	(2)	(5,474)
Interest income	708	145	853	116	587	703
Provision for income taxes	8,196	4,091	12,287	10,459	1,650	12,109
Expenditures for additions to property & equipment, net of grants from outside parties	12,054	25,194	37,248	17,408	4,423	21,831
The following table sets forth our North American & European Operations and Australian Operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$417,449	$201,261	$618,710	$368,887	$91,637	$460,524
Income from operations	98,635	47,756	146,391	88,768	17,723	106,491
Depreciation and amortization	34,843	13,938	48,781	32,684	4,722	37,406
Interest expense	(17,879)	(12,886)	(30,765)	(16,245)	(2)	(16,247)
Interest income	2,215	271	2,486	227	1,370	1,597
Provision for income taxes	21,753	10,439	32,192	28,151	5,666	33,817
Expenditures for additions to property & equipment, net of grants from outside parties	33,865	53,748	87,613	23,285	9,159	32,444
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011			December 31, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$1,099,702	$461,865	$1,561,567	$1,000,350	$443,827	$1,444,177

13. RECENTLY ISSUED ACCOUNTING STANDARDS:
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive

Income, which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. This guidance relates solely to the presentation of other comprehensive income and does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This change in presentation will become effective for the Company beginning with the first quarter of 2012 Form 10-Q filing and will require retrospective application for all periods presented.
In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

14. SUBSEQUENT EVENTS:
On November 1, 2011, the Company repaid $75.0 million of senior notes through $67.0 million of borrowings under the Company's credit facility and $8.0 million from cash and cash equivalents.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2010 Annual Report on Form 10-K.
Overview
We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Canada, Australia, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 64 railroads organized into 10 regions, with approximately 7,400 miles of owned and leased track and approximately 1,400 additional miles under track access arrangements. In addition, we provide rail service at 17 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.
In 2010, we acquired certain assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together FreightLink) in Australia (FreightLink Acquisition). As a result of the FreightLink Acquisition, we are now the operator of the Tarcoola to Darwin rail line pursuant to a concession agreement that expires in 2054.
Net income in the three months ended September 30, 2011, was $32.9 million, compared with net income of $24.8 million in the three months ended September 30, 2010. Our diluted earnings per share (EPS) in the three months ended September 30, 2011, were $0.77 with 42.8 million weighted average shares outstanding, compared with diluted EPS of $0.59 with 41.9 million weighted average shares outstanding in the three months ended September 30, 2010.
Our effective income tax rate in the three months ended September 30, 2011, was 27.2%, compared with 35.4% in the three months ended September 30, 2010, primarily due to a benefit of $3.3 million from the extension of the Short Line Tax Credit in the fourth quarter of 2010.
In the three months ended September 30, 2010, we recognized income from net insurance proceeds of $2.8 million ($2.8 million after-tax, or $0.07 per diluted share) in discontinued operations related to damage caused by a hurricane in our former Mexico region in 2005.
Operating revenues increased $60.7 million, or 38.8%, to $217.2 million in the three months ended September 30, 2011, compared with $156.5 million in the three months ended September 30, 2010. The increase in operating revenues included a $26.2 million, or 16.7%, increase in revenues from existing operations and $34.5 million in net revenues from new operations. The increase in our revenues from existing operations included a $5.3 million benefit due to the appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar. Excluding the impact from the change in foreign currency exchange rates, revenues from existing operations increased $20.9 million, or 13.4%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that were managed in both periods (i.e., excluding the impact of the FreightLink and Arizona Eastern Railway Company (AZER) acquisitions).
Freight revenues increased $58.7 million, or 61.2%, to $154.6 million in the three months ended September 30, 2011, compared with $95.9 million in the three months ended September 30, 2010. The $58.7 million increase in freight revenues consisted of $38.9 million in freight revenues from new operations and a $19.9 million, or 20.7%, increase in freight revenues from existing operations. The increase in freight revenues from existing operations included a benefit of $2.3 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the impact from foreign currency appreciation, freight revenues from existing operations increased by $17.5 million, or 18.3%.
Our traffic in the three months ended September 30, 2011, was 256,190 carloads, an increase of 37,867 carloads, or 17.3%, compared with the three months ended September 30, 2010. The traffic increase consisted of 22,811 carloads from new operations and 15,056 carloads from existing operations. The increase from existing operations was principally due to increases of 3,674 carloads of metals traffic, 3,664 carloads of farm and food products traffic, 3,539 carloads of coal and coke traffic and 2,560 carloads of minerals and stone traffic. All other traffic from existing operations increased by a net 1,619 carloads.
Average freight revenues per carload increased 37.4% to $603 in the three months ended September 30, 2011, compared with $439 in the three months ended September 30, 2010. Average freight revenues per carload from existing operations increased 13.0% to $496. Higher fuel surcharges, the appreciation of the Australian and Canadian dollars relative to the United States dollar and a favorable change in commodity mix increased average freight revenues per carload from existing operations by 3.2%, 2.7% and 0.3%, respectively. Excluding these factors, average freight revenues per carload from existing operations increased 6.8%. The balance of the increase in average freight revenues per carload was primarily attributable to changes in the intermodal and metallic ores commodity groups, which were primarily the result of new operations acquired from FreightLink.
Non-freight revenues increased $2.0 million, or 3.3%, to $62.6 million in the three months ended September 30, 2011, compared with $60.6 million in the three months ended September 30, 2010. The increase in non-freight revenues included a $6.4 million, or 10.5%, increase in existing operations and $2.8 million from new operations. Our consolidated results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA (North) Pty Ltd (GWA North), our subsidiary that acquired certain assets of FreightLink, by Genesee & Wyoming Australia Pty Ltd (GWA) in the three months ended September 30, 2011. The increase in non-freight revenues from existing operations included a benefit of $3.0 million due to the impact from the change in foreign currency exchange rates. Excluding this impact, non-freight revenues from existing operations increased $3.4 million, or 5.6%, primarily due to higher switching revenues in the United States, Australia and Canada.
Income from operations in the three months ended September 30, 2011, was $56.0 million, compared with $38.5 million in the three months ended September 30, 2010, an increase of $17.5 million, or 45.5%. Our operating ratio, defined as operating expenses divided by operating revenues, was 74.2% in the three months ended September 30, 2011, compared with 75.4% in the three months ended September 30, 2010.
Income from operations in the nine months ended September 30, 2011, was $146.4 million, compared with $106.5 million in the nine months ended September 30, 2010, an increase of $39.9 million, or 37.5%. Net income from continuing operations in the nine months ended September 30, 2011, was $86.2 million, a 46.8% increase over $58.7 million of net income from continuing operations in the nine months ended September 30, 2010. Our diluted EPS from continuing operations in the nine months ended September 30, 2011, were $2.02 with 42.7 million weighted average shares outstanding, a 43.3% increase compared with diluted EPS from continuing operations of $1.41 with 41.7 million weighted average shares outstanding in the nine months ended September 30, 2010. Operating revenues increased $158.2 million, or 34.3%, to $618.7 million in the nine months ended September 30, 2011, compared with $460.5 million in the nine months ended September 30, 2010.
Our effective income tax rate in the nine months ended September 30, 2011, was 27.2%, compared with 35.4% in the nine months ended September 30, 2010, primarily due to a benefit of $8.0 million from the extension of the Short Line Tax Credit in the fourth quarter of 2010.
During the nine months ended September 30, 2011, we generated $125.6 million in cash flow from operating activities from continuing operations, which was after the payment of $13.0 million in FreightLink acquisition-related expenses accrued as of December 31, 2010. During the same period, we purchased $106.4 million of property and equipment, including $46.7 million for the investment in new Australian locomotives and wagons, and we paid $89.9 million net cash for acquisitions. These payments were partially offset by $18.8 million in cash received from outside parties for capital spending and $4.1 million in proceeds from the disposition of property and equipment.

Changes in Operations
United States
On September 1, 2011, we acquired all of the capital stock of AZER for $90.1 million in cash. The purchase price is subject to a working capital adjustment, which we expect to be finalized by December 31, 2011. As of September 30, 2011, we have recorded a reduction to the purchase price of $0.6 million for working capital which represents our current estimate of the working capital adjustment. We incurred $0.5 million of acquisition costs related to this transaction through September 30, 2011, which were expensed as incurred. The results from AZER's operations have been included in our statement of operations since September 1, 2011, and are included in our North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan's largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long-term operating agreement.
We accounted for the acquisition using the acquisition method of accounting under accounting principles generally accepted in the United States of America (U.S. GAAP). Under the acquisition method of accounting, the assets and liabilities of AZER have been recorded at their respective estimated acquisition-date fair values and have been consolidated with our assets and liabilities as of the acquisition date.

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

Accounts receivable	$2,799
Prepaid expenses and other	2,319
Property and equipment	90,120
Total assets	95,238
Accounts payable	2,275
Accrued expenses	3,468
Net assets	$89,495
The acquisition-date fair values assigned to the acquired net assets will be finalized upon the completion of working capital adjustments and fair value analyses.
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
As a result of the acquisition, GWA North is now the concessionaire and operator of the approximately 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track owner, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. Our subsidiary, GWA, historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, approximately A$25 million (or $24 million at the September 30, 2011 exchange rate) of annual GWA non-freight revenues generated from services provided to FreightLink will be eliminated in consolidation in the post-acquisition period. This elimination will not have any effect on our operating income.
Prior to the completion of the Tarcoola to Darwin rail line in 2004, potential mining projects located in the Northern Territory had no economically viable transportation link to an export port. Since the completion of the rail line, there has been an increase in mineral exploration and development in the Northern Territory and South Australia along the rail corridor. We believe that the FreightLink Acquisition provides us significant growth opportunities as it positions us to capitalize on future mineral development in the Northern Territory and South Australia.
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

The preliminary acquisition-date fair values assigned to the acquired net assets were as follows (dollars in thousands):

	Australian Dollars	United States Dollars
Accounts receivable	$161	$155
Materials and supplies	3,328	3,209
Prepaid expenses and other	101	97
Deferred income tax assets	171	165
Property and equipment	330,712	318,843
Total assets	334,473	322,469
Accrued expenses	731	705
Long-term debt	1,806	1,741
Net assets	$331,936	$320,023
We financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under our credit agreement, as amended.
Canada
Huron Central Railway Inc.: In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009 we recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million, and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $29 million at the September 30, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY has committed to fund approximately C$3 million (or $3 million at the September 30, 2011 exchange rate) for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, we resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses on a gross basis within each respective line item of our statement of operations.
Discontinued Operations
In August 2009, we completed the sale of 100% of the share capital of our Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three and nine months ended September 30, 2011. In the three and nine months ended September 30, 2010, we recognized income from net insurance proceeds of $2.8 million ($2.8 million after-tax, or $0.07 per diluted share) in discontinued operations related to damage caused by a hurricane in our former Mexico region in 2005. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.
Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, droughts, heavy snowfall, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010
Operating Revenues
Overview
Operating revenues were $217.2 million in the three months ended September 30, 2011, compared with $156.5 million in the three months ended September 30, 2010, an increase of $60.7 million, or 38.8%. Revenues from existing operations increased $26.2 million, or 16.7%, and new operations generated $41.7 million in revenues. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. Our consolidated results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended September 30, 2011. Revenues from existing operations consisted of increases of $19.9 million in freight revenues and $6.4 million in non-freight revenues. The $26.2 million increase in revenues from existing operations included a benefit of $5.3 million from the change in foreign currency exchange rates.
The following table breaks down our operating revenues into new operations and existing operations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	2011				2010	Increase in Total Operations		Increase in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$154,561	$38,852	$—	$115,709	$95,857	$58,704	61.2%	$19,852	20.7%	$2,304
Non-freight revenues	62,649	2,805	(7,150)	66,994	60,635	2,014	3.3%	6,359	10.5%	2,987
Total operating revenues	$217,210	$41,657	$(7,150)	$182,703	$156,492	$60,718	38.8%	$26,211	16.7%	$5,291
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2011 and 2010 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2011		2010		2011		2010
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2011	2010
Intermodal*	$23,329	15.1%	$134	0.1%	15,833	6.2%	1,213	0.6%	$1,473	$110
Coal & Coke	20,831	13.4%	17,255	18.0%	53,553	20.9%	50,014	22.9%	389	345
Farm & Food Products	16,823	10.9%	13,944	14.6%	30,843	12.0%	27,179	12.4%	545	513
Pulp & Paper	16,139	10.4%	14,381	15.0%	24,893	9.7%	23,823	11.0%	648	604
Metallic Ores	15,094	9.8%	1,218	1.3%	8,917	3.5%	2,499	1.1%	1,693	487
Metals	14,040	9.1%	8,759	9.1%	22,748	8.9%	18,785	8.6%	617	466
Minerals & Stone	13,875	9.0%	11,352	11.8%	38,242	14.9%	35,640	16.3%	363	319
Chemicals & Plastics	12,015	7.8%	10,337	10.8%	15,449	6.0%	14,979	6.9%	778	690
Lumber & Forest Products	8,120	5.2%	7,688	8.0%	16,614	6.5%	16,912	7.7%	489	455
Petroleum Products	6,583	4.3%	4,718	4.9%	7,576	3.0%	7,030	3.2%	869	671
Auto & Auto Parts	1,830	1.2%	1,400	1.5%	2,408	0.9%	2,119	1.0%	760	661
Other	5,882	3.8%	4,671	4.9%	19,114	7.5%	18,130	8.3%	308	258
Total	$154,561	100.0%	$95,857	100.0%	256,190	100.0%	218,323	100.0%	$603	$439
 ______________________

*	Represents intermodal units
Total freight traffic increased by 37,867 carloads, or 17.3%, in the three months ended September 30, 2011, compared with the same period in 2010. Carloads from existing operations increased by 15,056, or 6.9%, and new operations contributed

22,811 carloads.
Average freight revenues per carload increased 37.4% to $603 in the three months ended September 30, 2011, compared with the same period in 2010. The impact on average freight revenues per carload driven by changes in the intermodal and metallic ores commodity groups were primarily the result of new operations acquired from FreightLink. Average freight revenues per carload from existing operations increased 13.0% to $496. The increase in average freight revenues per carload from existing operations included a 2.7% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges increased average freight revenues per carload from existing operations by 3.2% and changes in the commodity mix increased average freight revenues per carload from existing operations by 0.3%. Excluding these factors, average freight revenues per carload from existing operations increased by 6.8%.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$23,329	$23,259	$70	$134	$23,195	> 100%	$(64)	(47.8)%	$8
Coal & Coke	20,831	—	20,831	17,255	3,576	20.7%	3,576	20.7%	10
Farm & Food Products	16,823	—	16,823	13,944	2,879	20.6%	2,879	20.6%	1,403
Pulp & Paper	16,139	—	16,139	14,381	1,758	12.2%	1,758	12.2%	143
Metallic Ores	15,094	13,649	1,445	1,218	13,876	> 100%	227	18.6%	69
Metals	14,040	442	13,598	8,759	5,281	60.3%	4,839	55.2%	16
Minerals & Stone	13,875	33	13,842	11,352	2,523	22.2%	2,490	21.9%	485
Chemicals & Plastics	12,015	634	11,381	10,337	1,678	16.2%	1,044	10.1%	90
Lumber & Forest Products	8,120	—	8,120	7,688	432	5.6%	432	5.6%	13
Petroleum Products	6,583	833	5,750	4,718	1,865	39.5%	1,032	21.9%	12
Auto & Auto Parts	1,830	—	1,830	1,400	430	30.7%	430	30.7%	45
Other	5,882	2	5,880	4,671	1,211	25.9%	1,209	25.9%	10
Total freight revenues	$154,561	$38,852	$115,709	$95,857	$58,704	61.2%	$19,852	20.7%	$2,304
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
Coal and coke revenues increased $3.6 million, or 20.7%. Average freight revenues per carload increased 12.8%, which increased revenues by $2.2 million, and coal and coke traffic volume increased 3,539 carloads, or 7.1%, which increased revenues by $1.4 million. The increase in average freight revenues per carload was primarily due to the change in mix of coal traffic and higher rates on export coal. The carload increase was primarily due to increased demand and the return of coal shipments to power plants that had maintenance outages in the third quarter of 2010.
Farm and food products revenues increased $2.9 million, or 20.6%. Farm and food products traffic volume increased 3,664 carloads, or 13.5%, which increased revenues by $2.0 million, and average freight revenues per carload increased 6.2%, which increased revenues by $0.9 million. The carload increase was primarily due to an increase in export grain traffic in Australia and an increase in grain traffic in the Midwestern United States. The increase in average freight revenues per carload included a benefit of $1.4 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the benefit from foreign currency appreciation, average freight revenues per carload decreased by 3.5%, which decreased revenues by $0.5 million. Because rates for Australia grain traffic have both a fixed and variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.
Pulp and paper revenues increased $1.8 million, or 12.2%. Average freight revenues per carload increased 7.3%, which increased revenues by $1.1 million, and pulp and paper traffic volume increased 1,070 carloads, or 4.5%, which increased revenues by $0.7 million. The carload increase was primarily due to higher pulp traffic in the Southern United States.
Metals revenues increased $4.8 million, or 55.2%. Average freight revenues per carload increased 29.8%, which increased revenues by $2.6 million, and metals traffic volume increased 3,674 carloads, or 19.6%, which increased revenues by $2.2 million. The carload increase was primarily due to 2,368 carloads from HCRY and an increase in carloads due to the expansion of a plant we serve in the Southern United States, partially offset by a decrease in carloads due to truck competition at a plant we serve in the Northeastern United States. The increase in average freight revenues per carload was primarily due to increased rates, favorable change in customer mix and higher fuel surcharges.
Minerals and stone revenues increased $2.5 million, or 21.9%. Average freight revenues per carload increased 13.5%, which increased revenues by $1.6 million, and minerals and stone traffic volume increased 2,560 carloads, or 7.2%, which increased revenues by $0.9 million. The carload increase was primarily due to the expansion of a plant we serve in the Northeastern United States and the general improvement in the economy. The increase in average freight revenues per carload primarily resulted from a benefit of $0.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.
Chemicals and plastics revenues increased $1.0 million, or 10.1%. The increase was primarily due to a 9.7% increase in average freight revenues per carload.
Petroleum products revenues increased $1.0 million, or 21.9%. Average freight revenues per carload increased 15.5%, which increased revenues by $0.7 million, and petroleum products traffic volume increased 392 carloads, or 5.6%, which increased revenues by $0.3 million.
Other freight revenues increased $1.2 million, or 25.9%. Average freight revenues per carload increased 19.4%, which increased revenues by $0.9 million, and other freight traffic volume increased 983 carloads, or 5.4%, which increased revenues by $0.3 million. The increase in carloads was primarily due to the general improvement in the economy and a one-time move for a customer in the Northeastern United States.
Freight revenues from all remaining commodities increased by $1.0 million.
Non-Freight Revenues
The following table compares non-freight revenues for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Railcar switching	$32,641	52.1%	$28,578	47.1%
Car hire and rental income	5,426	8.7%	6,016	9.9%
Fuel sales to third parties	3,937	6.3%	5,228	8.6%
Demurrage and storage	5,667	9.0%	6,268	10.4%
Car repair services	1,997	3.2%	1,800	3.0%
Other non-freight revenues	12,981	20.7%	12,745	21.0%
Total non-freight revenues	$62,649	100.0%	$60,635	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the three months ended September 30, 2011 and 2010 (dollars in thousands). The 2011 existing operations data includes $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended September 30, 2011, which were eliminated in our consolidated results.

	2011				2010	Increase/ Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$32,641	$—	$(17)	$32,658	$28,578	$4,063	14.2%	$4,080	14.3%	$1,361
Car hire and rental income	5,426	20	(1,903)	7,309	6,016	(590)	(9.8)%	1,293	21.5%	464
Fuel sales to third parties	3,937	—	(1,244)	5,181	5,228	(1,291)	(24.7)%	(47)	(0.9)%	—
Demurrage and storage	5,667	5	(33)	5,695	6,268	(601)	(9.6)%	(573)	(9.1)%	65
Car repair services	1,997	15	—	1,982	1,800	197	10.9%	182	10.1%	8
Other operating income	12,981	2,765	(3,953)	14,169	12,745	236	1.9%	1,424	11.2%	1,089
Total non-freight revenues	$62,649	$2,805	$(7,150)	$66,994	$60,635	$2,014	3.3%	$6,359	10.5%	$2,987
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $4.1 million, or 14.3%. The increase included a $2.0 million increase in industrial switching revenues primarily due to new and expanded customer service contracts, a $1.4 million benefit due to the impact from the change in foreign currency and a $0.7 million increase in port switching revenues, primarily due to an increase in intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam, partially offset by lower grain traffic at our United States port operations.
Car hire and rental income revenues increased $1.3 million, or 21.5%. The increase was primarily due to increased wagon rental income in Australia, an increase in car hire income resulting from increased carload traffic in North America and a $0.5 million benefit due to the impact from the change in foreign currency.
Fuel sales to third parties included a $1.4 million decrease resulting from a 21.2% decrease in gallons sold, which was offset by a $1.4 million increase resulting from a 25.8% increase in the average price per gallon.
Demurrage and storage revenues decreased $0.6 million, or 9.1%. The decrease was primarily due to a decrease in the number of third-party rail cars being stored.
Car repair services revenues increased $0.2 million, or 10.1%.
Other non-freight revenues increased $1.4 million, or 11.2%, primarily due to a $1.1 million benefit due to the impact from the change in foreign currency.
Operating Expenses
Overview
Operating expenses were $161.2 million in the three months ended September 30, 2011, compared with $118.0 million in the three months ended September 30, 2010, an increase of $43.2 million, or 36.6%. The increase in operating expenses was attributable to $28.6 million from new operations and $21.7 million from existing operations. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $3.9 million increase in operating expenses from existing operations. Operating expenses from existing operations were adversely affected by $4.1 million from the increase in the price of diesel fuel, all or a substantial portion of which will be recovered through fuel surcharges and rate changes. In addition, operating expenses from existing operations included $1.1 million from an increase in diesel fuel consumption. Labor and benefits expense from existing operations increased $5.2 million due to the hiring of new employees and increased overtime costs, which primarily resulted from increased traffic volumes, and annual wage and benefit increases in the three months ended September 30, 2011. Operating expenses from existing operations for the three months ended September 30, 2011, also included $2.5 million from HCRY that were not in the three months ended September 30, 2010, due to the modification in accounting for HCRY effective January 1, 2011. Our consolidated results reflect the elimination of $7.2 million of operating expenses for GWA related to services provided to GWA North.

Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 74.2% in the three months ended September 30, 2011, from 75.4% in the three months ended September 30, 2010. Change in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, these foreign currency translation effects should not have a material impact our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	2011		2010		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$58,986	27.1%	$50,840	32.5%	$1,703
Equipment rents	11,383	5.2%	8,201	5.2%	270
Purchased services	20,349	9.4%	13,965	8.9%	1,239
Depreciation and amortization	16,623	7.7%	12,506	8.0%	350
Diesel fuel used in operations	21,415	9.8%	10,037	6.4%	—
Diesel fuel sold to third parties	3,662	1.7%	4,840	3.1%	—
Casualties and insurance	5,020	2.3%	3,104	2.0%	87
Materials	6,844	3.2%	5,349	3.4%	92
Net gain on sale of assets	(610)	(0.3)%	(2,434)	(1.5)%	(60)
Restructuring charges	—	—%	(2,349)	(1.5)%	(24)
Other expenses	17,515	8.1%	13,921	8.9%	267
Total operating expenses	$161,187	74.2%	$117,980	75.4%	$3,924
Labor and benefits expense was $59.0 million in the three months ended September 30, 2011, compared with $50.8 million in the three months ended September 30, 2010, an increase of $8.1 million, or 16.0%, of which $6.9 million was from existing operations and $1.2 million was from new operations. The increase from existing operations consisted of $2.0 million due to an increase in the average number of employees, $1.7 million due to the impact from the change in foreign currency exchange rates, $1.0 million from HCRY, approximately $0.8 million of benefit increases (primarily health care costs), $0.8 million from annual wage increases and $0.6 million from an increase in overtime costs. Our average number of employees during the three months ended September 30, 2011, increased by 80 employees compared with our average number of employees during the three months ended September 30, 2010.
Equipment rents expense was $11.4 million in the three months ended September 30, 2011, compared with $8.2 million in the three months ended September 30, 2010, an increase of $3.2 million, or 38.8%. The increase was attributable to $5.5 million from new operations, partially offset by the elimination of $1.9 million of expenses incurred by GWA related to services provided to GWA North and a decrease in existing operations of $0.5 million. The decrease from existing operations was primarily due to a decrease in locomotive and freight car rents.
Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $20.3 million in the three months ended September 30, 2011, compared with $14.0 million in the three months ended September 30, 2010, an increase of $6.4 million, or 45.7%. The increase was attributable to $9.9 million from new operations and a $0.4 million increase from existing operations, partially offset by the elimination of $3.9 million of expenses incurred by GWA related to services provided to GWA North in the three months ended September 30, 2011. The increase from existing operations included a $1.2 million increase due to the impact from the change in foreign currency exchange rates, partially offset by an $0.8 million decrease primarily resulting from a decrease in the use of contract labor in Australia.
Depreciation and amortization expense was $16.6 million in the three months ended September 30, 2011, compared with $12.5 million in the three months ended September 30, 2010, an increase of $4.1 million, or 32.9%. The increase was attributable to a $1.3 million increase from existing operations and $2.8 million from new operations.
The cost of diesel fuel used in operations was $21.4 million in the three months ended September 30, 2011, compared with $10.0 million in the three months ended September 30, 2010, an increase of $11.4 million. The increase was attributable to

$6.2 million from new operations and a $5.2 million increase from existing operations. The increase from existing operations was composed of $4.1 million from a 40.5% increase in average fuel cost per gallon and $1.1 million due to a 7.9% increase in diesel fuel consumption, primarily due to a 6.9% increase in carloads.
The cost of diesel fuel sold to third parties was $3.7 million in the three months ended September 30, 2011, compared with $4.8 million in the three months ended September 30, 2010, a decrease of $1.2 million, or 24.3%. The decrease was primarily due to the elimination of expenses incurred by GWA for sales to GWA North in the three months ended September 30, 2011.
Casualties and insurance expense was $5.0 million in the three months ended September 30, 2011, compared with $3.1 million in the three months ended September 30, 2010, an increase of $1.9 million, or 61.7%. The increase was attributable to $1.0 million from new operations and a $0.9 million increase from existing operations. The increase in existing operations was primarily due to higher derailment expenses in 2011 compared with 2010.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $6.8 million in the three months ended September 30, 2011, compared with $5.3 million in the three months ended September 30, 2010, an increase of $1.5 million, or 27.9%. The increase primarily resulted from an increase in locomotive and track repairs from existing operations in North America.
Net gain on sale of assets was $0.6 million in the three months ended September 30, 2011, compared with $2.4 million in the three months ended September 30, 2010. The $2.4 million gain in 2010 primarily resulted from the sale of excess locomotives, scrapping of railcars, certain track-related assets and surplus property in North America.
Restructuring charges in the three months ended September 30, 2010, were related to the reversal of restructuring charges associated with the second quarter 2009 impairment of HCRY, as we are no longer committed to a plan to exit HCRY.
Other expenses were $17.5 million in the three months ended September 30, 2011, compared with $13.9 million in the three months ended September 30, 2010, an increase of $3.6 million, or 25.8%. The increase was attributable to a $1.8 million increase from existing operations and $1.8 million from new operations.
Other Income (Expense) Items
Interest Income
Interest income was $0.9 million in the three months ended September 30, 2011, compared with $0.7 million in the three months ended September 30, 2010.
Interest Expense
Interest expense was $10.6 million in the three months ended September 30, 2011, compared with $5.5 million in the three months ended September 30, 2010, an increase of $5.1 million, resulting primarily from higher outstanding debt due to the FreightLink Acquisition and a $0.5 million write-off of deferred financing costs resulting from the refinancing of our credit facility in July 2011.
Provision for Income Taxes
Our effective income tax rate in the three months ended September 30, 2011, was 27.2% compared with 35.4% in the three months ended September 30, 2010. The decrease in the effective tax rate was primarily attributable to a benefit of $3.3 million from the extension of the Short Line Tax Credit.
The Short Line Tax Credit, which had been in existence from 2005 through 2009, expired on December 31, 2009, but was retroactively extended for 2010 on December 17, 2010. Unless it is further extended, the Short Line Tax Credit expires on January 1, 2012. The Short Line Tax Cedit provides for Class II and Class III railroads to reduce their federal income tax based on 50% of qualified railroad track maintenance expenditures during each year, subject to a limitation of $3,500 per track mile owned or leased at the end of the year. Historically, we incurred sufficient spending to meet the limitation.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax in the three months ended September 30, 2011, was $33.0 million, compared with income from continuing operations, net of tax in the three months ended September 30, 2010, of $22.1 million. Our basic EPS from continuing operations were $0.82 with 40.1 million weighted average shares outstanding in the three months ended September 30, 2011, compared with basic EPS from continuing operations of $0.57 with 38.9 million weighted average shares outstanding in the three months ended September 30, 2010. Our diluted EPS from continuing operations in the three months ended September 30, 2011, were $0.77 with 42.8 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the three months ended September 30, 2010, of $0.53 with 41.9 million weighted average shares outstanding.
Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010
Operating Revenues
Overview
Operating revenues were $618.7 million in the nine months ended September 30, 2011, compared with $460.5 million in the nine months ended September 30, 2010, an increase of $158.2 million, or 34.3%. Revenues from existing operations increased $69.7 million, or 15.1%, and new operations generated $109.3 million in revenues. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. Our consolidated results reflect the elimination of $20.8 million of non-freight revenues for services provided to GWA North by GWA for the nine months ended September 30, 2011. Revenues from existing operations consisted of increases of $45.6 million in freight revenues and $24.2 million in non-freight revenues. The $69.7 million increase in revenues from existing operations included a benefit of $15.5 million from the change in foreign currency exchange rates.
The following table breaks down our operating revenues into new operations and existing operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	2011				2010	Increase in Total Operations		Increase in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$434,154	$102,965	$—	$331,189	$285,617	$148,537	52.0%	$45,572	16.0%	$6,847
Non-freight revenues	184,556	6,293	(20,797)	199,060	174,907	9,649	5.5%	24,153	13.8%	8,642
Total operating revenues	$618,710	$109,258	$(20,797)	$530,249	$460,524	$158,186	34.3%	$69,725	15.1%	$15,489
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2011 and 2010 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2011		2010		2011		2010
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2011	2010
Intermodal*	$63,309	14.6%	$276	0.1%	44,774	6.0%	2,524	0.4%	$1,414	$109
Coal & Coke	59,824	13.8%	54,538	19.1%	155,288	20.7%	146,168	22.9%	385	373
Farm & Food Products	50,917	11.7%	41,406	14.5%	94,040	12.5%	81,704	12.8%	541	507
Pulp & Paper	46,398	10.7%	39,791	13.9%	73,025	9.7%	65,699	10.3%	635	606
Metallic Ores	41,210	9.5%	3,452	1.2%	23,837	3.2%	7,115	1.1%	1,729	485
Metals	37,063	8.5%	29,875	10.5%	67,486	9.0%	60,959	9.5%	549	490
Minerals & Stone	36,054	8.3%	31,058	10.9%	104,299	13.9%	98,064	15.4%	346	317
Chemicals & Plastics	33,855	7.8%	28,929	10.1%	44,933	6.0%	41,872	6.6%	753	691
Lumber & Forest Products	23,733	5.5%	21,817	7.6%	49,150	6.5%	48,336	7.6%	483	451
Petroleum Products	18,965	4.4%	15,008	5.3%	22,405	3.0%	21,332	3.3%	846	704
Auto & Auto Parts	6,179	1.4%	5,423	1.9%	8,179	1.1%	7,811	1.2%	755	694
Other	16,647	3.8%	14,044	4.9%	62,838	8.4%	57,168	8.9%	265	246
Total	$434,154	100.0%	$285,617	100.0%	750,254	100.0%	638,752	100.0%	$579	$447

*	Represents intermodal units

Total freight traffic increased by 111,502 carloads, or 17.5%, in the nine months ended September 30, 2011, compared with the same period in 2010. Carloads from existing operations increased by 51,351, or 8.0%, and new operations contributed 60,151 carloads.
Average freight revenues per carload increased 29.5% to $579 in the nine months ended September 30, 2011, compared with the same period in 2010. Average freight revenues per carload from existing operations increased 7.4% to $480. The impact on average freight revenues per carload driven by changes in the intermodal and metallic ores commodity groups were primarily the result of new operations acquired from FreightLink. The increase in average freight revenues per carload from existing operations included a 2.6% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average freight revenues per carload from existing operations by 2.4% and 0.1%, respectively. Excluding these factors, average freight revenues per carload from existing operations increased by 2.3%.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase in Total Operations		Increase in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$63,309	$63,021	$288	$276	$63,033	>100%	$12	4.3%	$12
Coal & Coke	59,824	—	59,824	54,538	5,286	9.7%	5,286	9.7%	27
Farm & Food Products	50,917	—	50,917	41,406	9,511	23.0%	9,511	23.0%	4,159
Pulp & Paper	46,398	—	46,398	39,791	6,607	16.6%	6,607	16.6%	433
Metallic Ores	41,210	36,921	4,289	3,452	37,758	>100%	837	24.2%	193
Metals	37,063	442	36,621	29,875	7,188	24.1%	6,746	22.6%	59
Minerals & Stone	36,054	33	36,021	31,058	4,996	16.1%	4,963	16.0%	1,439
Chemicals & Plastics	33,855	634	33,221	28,929	4,926	17.0%	4,292	14.8%	219
Lumber & Forest Products	23,733	—	23,733	21,817	1,916	8.8%	1,916	8.8%	42
Petroleum Products	18,965	1,912	17,053	15,008	3,957	26.4%	2,045	13.6%	36
Auto & Auto Parts	6,179	—	6,179	5,423	756	13.9%	756	13.9%	183
Other	16,647	2	16,645	14,044	2,603	18.5%	2,601	18.5%	45
Total freight revenues	$434,154	$102,965	$331,189	$285,617	$148,537	52.0%	$45,572	16.0%	$6,847
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
Coal and coke revenues increased $5.3 million, or 9.7%. Coal and coke traffic volume increased 9,120 carloads, or 6.2%, which increased revenues by $3.5 million, and average freight revenues per carload increased 3.2%, which increased revenues by $1.8 million. The carload increase was primarily due to increased demand for coal and the return of traffic to power plants that had maintenance outages and a five-week construction-related outage in 2010.
Farm and food products revenues increased $9.5 million, or 23.0%. Farm and food products traffic volume increased 12,336, or 15.1%, which increased revenues by $6.7 million, and average freight revenues per carload increased 6.7%, which increased revenues by $2.8 million. The carload increase was primarily due to an increase in export grain traffic in Australia and an increase in grain traffic in the Midwestern United States. The increase in average freight revenues per carload included a benefit of $4.2 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. Excluding the benefit from foreign currency appreciation, average freight revenues per carload decreased by 3.0%, which decreased revenues by $1.3 million. Because rates for Australia grain traffic have both a fixed and variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.
Pulp and paper revenues increased $6.6 million, or 16.6%. Pulp and paper traffic volumes increased 7,326 carloads, or 11.2%, which increased revenues by $4.6 million, and average freight revenues per carload increased 4.8%, which increased revenues by $2.0 million. The increase in carloads was primarily due to higher pulp traffic in the Southern United States and 1,976 carloads from HCRY.
Metals revenues increased $6.7 million, or 22.6%. Metals traffic volumes increased 6,238 carloads, or 10.2%, which increased revenues by $3.4 million, and average freight revenues per carload increased 11.2%, which increased revenues by $3.3 million. The carload increase was primarily due to 6,267 carloads from HCRY and an increase in carloads due to the expansion of a plant we serve in the Southern United States, partially offset by a decrease in carloads due to start-up issues and low carbon steel demand at a plant we serve in the Northeastern United States and truck competition at another plant we serve in the Northeastern United States.
Minerals and stone revenues increased $5.0 million, or 16.0%. Minerals and stone average freight revenues per carload increased 8.8%, which increased revenues by $2.8 million, and traffic volumes increased 6,193 carloads, or 6.3%, which increased revenues by $2.2 million. The increase in average freight revenues per carload included a benefit of $1.4 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to the expansion of a plant we serve, an increase in rock salt shipments due to restocking of stockpiles in the Northeastern United States and the general improvement in the economy.
Chemicals and plastics revenues increased $4.3 million, or 14.8%. Average freight revenues per carload increased 8.0%, which increased revenues by $2.3 million, and chemicals and plastics traffic volumes increased 2,638 carloads, or 6.3%, which increased revenues by $2.0 million. The carload increase was primarily due to the general improvement in the economy.
Lumber and forest products revenues increased $1.9 million, or 8.8%. Lumber and forest products average freight revenues per carload increased 7.1%, which increased revenues $1.5 million, and traffic volumes increased 814 carloads, or 1.7%, which increased revenues $0.4 million.
Petroleum products revenues increased $2.0 million, or 13.6%. Petroleum products average freight revenues per carload increased 9.9%, which increased revenues by $1.5 million, and traffic volumes increased 710 carloads, or 3.3%, which increased revenues by $0.5 million.
Other freight revenues increased $2.6 million, or 18.5%. Other traffic volumes increased 5,669 carloads, or 9.9%, which increased revenues by $1.5 million, and average freight revenues per carload increased 7.7%, which increased revenues by $1.1 million. The increase in carloads was primarily due to increased overhead traffic in the United States and additional shipments of waste soil in the Northeastern United States.
Freight revenues from all remaining commodities increased by $1.6 million.
Non-Freight Revenues
The following table compares non-freight revenues for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Railcar switching	$95,765	51.9%	$79,678	45.6%
Car hire and rental income	16,608	9.0%	18,065	10.3%
Fuel sales to third parties	12,948	7.0%	13,588	7.8%
Demurrage and storage	16,767	9.1%	18,963	10.8%
Car repair services	6,220	3.4%	5,525	3.2%
Other non-freight revenues	36,248	19.6%	39,088	22.3%
Total non-freight revenues	$184,556	100.0%	$174,907	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands). The 2011 existing operations data includes $20.8 million of non-freight revenues for services provided to GWA North by GWA for the nine months ended September 30, 2011, which were eliminated in our consolidated results.

	2011				2010	Increase/ (Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$95,765	$—	$(54)	$95,819	$79,678	$16,087	20.2%	$16,141	20.3%	$3,617
Car hire and rental income	16,608	20	(5,478)	22,066	18,065	(1,457)	(8.1)%	4,001	22.1%	1,441
Fuel sales to third parties	12,948	—	(3,663)	16,611	13,588	(640)	(4.7)%	3,023	22.2%	—
Demurrage and storage	16,767	5	(97)	16,859	18,963	(2,196)	(11.6)%	(2,104)	(11.1)%	183
Car repair services	6,220	15	—	6,205	5,525	695	12.6%	680	12.3%	28
Other operating income	36,248	6,253	(11,505)	41,500	39,088	(2,840)	(7.3)%	2,412	6.2%	3,373
Total non-freight revenues	$184,556	$6,293	$(20,797)	$199,060	$174,907	$9,649	5.5%	$24,153	13.8%	$8,642
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $16.1 million, or 20.3%. The increase included a $6.3 million increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam, a $6.2 million increase in industrial switching revenues primarily as a result of a new service contract to haul iron ore in Canada and a $3.6 million benefit due to the impact from the change in foreign currency.
Car hire and rental income revenues increased $4.0 million, or 22.1%. The increase included a $1.4 million benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar and an increase in car hire income resulting from increased carload traffic in North America.
Fuel sales to third parties increased $3.0 million, or 22.2%, of which $3.6 million resulted from a 26.9% increase in the average price per gallon, partially offset by $0.6 million from a 3.7% decrease in gallons sold.
Demurrage and storage revenues decreased $2.1 million, or 11.1%. The decrease was primarily due to a decrease in the number of third-party rail cars being stored.
Car repair services revenues increased $0.7 million, or 12.3%.
Other non-freight revenues increased $2.4 million, or 6.2%. The increase included a benefit of $3.4 million due to the impact from the change in foreign currency exchange rates. Excluding the foreign currency impact, other non-freight revenues decreased $1.0 million primarily driven by the modification in accounting for HCRY.
Operating Expenses
Overview
Operating expenses were $472.3 million in the nine months ended September 30, 2011, compared with $354.0 million in the nine months ended September 30, 2010, an increase of $118.3 million, or 33.4%. The increase in operating expenses was attributable to $80.2 million from new operations and $58.9 million from existing operations. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in an $11.1 million increase in operating expenses from existing operations. Labor and benefits expense from existing operations increased $12.6 million due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases in the nine months ended September 30, 2011. Operating expenses from existing operations were adversely affected $12.3 million by the increase in the price of diesel fuel, all or a substantial portion of which will be recovered through fuel surcharges and rate changes. In addition, operating expenses from existing operations included $4.4 million from an increase in diesel fuel consumption. Operating expenses from existing operations for the nine months ended September 30, 2011, also included $7.9 million from HCRY that were not in the nine months ended September 30, 2010, due to the modification in accounting for HCRY effective January 1, 2011. Our consolidated results reflect the elimination of $20.8 million of operating expenses for GWA related to services provided to GWA North.
Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 76.3% in the nine months ended September 30, 2011, from 76.9% in the nine months ended September 30, 2010. Change in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, these foreign currency translation effects should not have a material impact our operating ratio.
The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	2011		2010		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$176,034	28.4%	$152,357	33.1%	$4,945
Equipment rents	32,961	5.3%	24,116	5.2%	795
Purchased services	57,733	9.3%	37,257	8.1%	3,194
Depreciation and amortization	48,781	7.9%	37,406	8.1%	1,002
Diesel fuel used in operations	65,442	10.6%	31,679	6.9%	—
Diesel fuel sold to third parties	12,241	2.0%	12,543	2.7%	—
Casualties and insurance	16,686	2.7%	10,131	2.2%	212
Materials	19,517	3.2%	16,830	3.7%	282
Net gain on sale of assets	(2,708)	(0.4)%	(4,282)	(0.9)%	(87)
Gain on insurance recoveries	(1,043)	(0.2)%	—	—%	—
Restructuring charges	—	—%	(2,349)	(0.5)%	(24)
Other expenses	46,675	7.5%	38,345	8.3%	819
Total operating expenses	$472,319	76.3%	$354,033	76.9%	$11,138
Labor and benefits expense was $176.0 million in the nine months ended September 30, 2011, compared with $152.4 million in the nine months ended September 30, 2010, an increase of $23.7 million, or 15.5%, of which $20.6 million was from existing operations and $3.0 million was from new operations. The increase from existing operations primarily consisted of $4.9 million due to the impact from the change in foreign currency exchange rates, $4.5 million due to an increase in the average number of employees, approximately $3.7 million of benefit increases (primarily health care costs), $3.1 million from HCRY, $2.2 million from annual wage increases and $2.2 million from an increase in overtime costs. Our average number of employees during the nine months ended September 30, 2011, increased by 60 employees compared with our average number of employees during the nine months ended September 30, 2010.
Equipment rents expense was $33.0 million in the nine months ended September 30, 2011, compared with $24.1 million in the nine months ended September 30, 2010, an increase of $8.8 million, or 36.7%. The increase was primarily attributable to $15.6 million from new operations, partially offset by the elimination of $5.5 million of expenses incurred by GWA related to services provided to GWA North and a decrease of $1.3 million from existing operations. The decrease from existing operations included a $2.1 million decrease resulting primarily from a reduction in locomotive and freight car rents in Europe and Canada and a reduction in property rents in Australia, partially offset by a $0.8 million increase due to the impact from the change in foreign currency exchange rates.
Purchased services expense, which consists of costs for services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $57.7 million in the nine months ended September 30, 2011, compared with $37.3 million in the nine months ended September 30, 2010, an increase of $20.5 million, or 55.0%. The increase was attributable to $28.2 million from new operations and a $3.6 million increase from existing operations, partially offset by the elimination of $11.3 million of expenses incurred by GWA related to services provided to GWA North in the nine months ended September 30, 2011. The increase from existing operations included $3.2 million due to the impact from the change in foreign currency exchange rates.
Depreciation and amortization expense was $48.8 million in the nine months ended September 30, 2011, compared with $37.4 million in the nine months ended September 30, 2010, an increase of $11.4 million, or 30.4%. The increase was attributable to $8.0 million from new operations and a $3.4 million increase from existing operations. The increase from existing operations included $1.0 million due to the impact from the change in foreign currency exchange rates.
The cost of diesel fuel used in operations was $65.4 million in the nine months ended September 30, 2011, compared with $31.7 million in the nine months ended September 30, 2010, an increase of $33.8 million. The increase was attributable to $17.1 million from new operations and a $16.7 million increase from existing operations. The increase from existing operations was composed of $12.3 million from a 38.9% increase in average fuel cost per gallon and $4.4 million due to a 10.0% increase in diesel fuel consumption, primarily due to an 8.0% increase in carloads.
The cost of diesel fuel sold to third parties was $12.2 million in the nine months ended September 30, 2011, compared with $12.5 million in the nine months ended September 30, 2010, a decrease of $0.3 million, or 2.4%. The decrease included the elimination of $3.6 million of expenses incurred by GWA for sales to GWA North in the nine months ended September 30, 2011, partially offset by a $3.3 million increase from existing operations. The increase from existing operations consisted of $3.9 million resulting from a 30.8% increase in average fuel cost per gallon, partially offset by $0.6 million from a 3.7% decrease in gallons sold.
Casualties and insurance expense was $16.7 million in the nine months ended September 30, 2011, compared with $10.1 million in the nine months ended September 30, 2010, an increase of $6.6 million, or 64.7%. The increase was attributable to $3.7 million from new operations and $2.9 million from existing operations. The impact from new operations included $1.0 million from track wash-outs in Australia due to heavy rains from Cyclone Carlos in late February 2011. The increase from existing operations was primarily due to higher derailment expenses in 2011 compared with 2010.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $19.5 million in the nine months ended September 30, 2011, compared with $16.8 million in the nine months ended September 30, 2010, an increase of $2.7 million, or 16.0%. The increase was primarily due to increased locomotive railcar repairs from existing operations in North America and $0.7 million from HCRY.
Net gain on sale of assets was $2.7 million in the nine months ended September 30, 2011, compared with $4.3 million in the nine months ended September 30, 2010.
Gain on insurance recoveries in the nine months ended September 30, 2010, of $1.0 million primarily consisted of a business interruption claim associated with Cyclone Carlos.
Other expenses was $46.7 million in the nine months ended September 30, 2011, compared with $38.3 million in the nine months ended September 30, 2010, an increase of $8.3 million, or 21.7%. The increase was primarily attributable to $5.3 million from new operations and a $3.3 million increase from existing operations. The increase from existing operations was primarily due to an increase in trackage rights expense in 2011 and $0.8 million for HCRY.
Other Income (Expense) Items
Interest Income
Interest income was $2.5 million in the nine months ended September 30, 2011, compared with $1.6 million in the nine months ended September 30, 2010.
Interest Expense
Interest expense was $30.8 million in the nine months ended September 30, 2011, compared with $16.2 million in the nine months ended September 30, 2010, an increase of $14.5 million, resulting primarily from higher outstanding debt due to the FreightLink Acquisition.
Provision for Income Taxes
Our effective income tax rate in the nine months ended September 30, 2011, was 27.2% compared with 36.5% in the nine months ended September 30, 2010. The decrease in the effective tax rate for the nine months ended September 30, 2011, was primarily attributable to a benefit of $8.0 million from the extension of the Short Line Tax Credit in the fourth quarter of 2010.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax in the nine months ended September 30, 2011, was $86.2 million, compared with income from continuing operations, net of tax of $58.7 million in the nine months ended September 30, 2010. Our basic EPS from continuing operations were $2.16 with 39.8 million weighted average shares outstanding in the nine months ended September 30, 2011, compared with basic EPS from continuing operations of $1.51 with 38.8 million weighted average shares outstanding in the nine months ended September 30, 2010. Our diluted EPS from continuing operations in the nine months ended September 30, 2011, were $2.02 with 42.7 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.41 with 41.7 million weighted average shares outstanding in the nine months ended September 30, 2010.

Segment Information
Our various railroad lines are organized into 10 operating regions. Since all of the regions have similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, we decided to present our financial information as two reportable segments - North American & European Operations and Australian Operations.
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

The following table sets forth our North American & European Operations and Australian Operations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$102,827	$51,734	$154,561	$84,406	$11,451	$95,857
Non-freight	42,980	15,732	58,712	40,241	15,166	55,407
Fuel sales to third parties	—	3,937	3,937	—	5,228	5,228
Total revenues	$145,807	$71,403	$217,210	$124,647	$31,845	$156,492

Operating expenses
Labor and benefits	46,474	12,512	58,986	42,037	8,803	50,840
Equipment rents	6,845	4,538	11,383	7,033	1,168	8,201
Purchased services	6,920	13,429	20,349	6,916	7,049	13,965
Depreciation and amortization	11,932	4,691	16,623	10,861	1,645	12,506
Diesel fuel used in operations	13,377	8,038	21,415	8,713	1,324	10,037
Diesel fuel sold to third parties	—	3,662	3,662	—	4,840	4,840
Casualties and insurance	3,361	1,659	5,020	2,714	390	3,104
Materials	6,166	678	6,844	4,929	420	5,349
Net gain on sale of assets	(610)	—	(610)	(2,418)	(16)	(2,434)
Gain on insurance recoveries	—	—	—	—	—	—
Restructuring charges	—	—	—	(2,349)	—	(2,349)
Other expenses	13,379	4,136	17,515	12,607	1,314	13,921
Total operating expenses	$107,844	$53,343	$161,187	$91,043	$26,937	$117,980

Operating ratio	74.0%	74.7%	74.2%	73.0%	84.6%	75.4%

Income from operations	$37,963	$18,060	$56,023	$33,604	$4,908	$38,512

Interest expense	$(5,988)	$(4,585)	$(10,573)	$(5,472)	$(2)	$(5,474)
Interest income	$708	$145	$853	$116	$587	$703

Provision for income taxes	$8,196	$4,091	$12,287	$10,459	$1,650	$12,109

Carloads	201,253	54,937	256,190	187,231	31,092	218,323

Expenditures for additions to property & equipment, net of grants from outside parties	$12,054	$25,194	$37,248	$17,408	$4,423	$21,831

Revenues from our North American & European Operations were $145.8 million in the three months ended September 30, 2011, compared with $124.6 million in the three months ended September 30, 2010, an increase of $21.2 million, or 17.0%. The $21.2 million increase in revenues from our North American & European Operations included an $18.4 million increase in freight revenues and a $2.7 million increase in non-freight revenues. The $18.4 million increase in freight revenues consisted of an increase of $16.7 million from existing operations and $1.7 million from AZER. The $16.7 million increase from existing operations consisted of $9.7 million due to an 11.5% increase in average freight revenues per carload, $6.5 million due to a 12,846, or 6.9%, carload increase and a benefit of $0.5 million from the appreciation of the Canadian dollar relative to the United States dollar. The $2.7 million increase in non-freight revenues included an increase in port switching revenues primarily due to an increase in intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam and an increase in industrial switching revenues primarily due to new and expanded customer service contracts and a $0.6 million benefit due to the appreciation of the Canadian dollar and the Euro relative to the United States dollar.
Operating expenses from our North American & European Operations were $107.8 million in the three months ended September 30, 2011, compared with $91.0 million in the three months ended September 30, 2010, an increase of $16.8 million, or 18.5%. The increase in operating expenses included a $3.8 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which primarily resulted from increased traffic volumes, and annual wage and benefit increases, $3.6 million due to the increase in the price of diesel fuel, $2.4 million due to the reversal of restructuring charges in the three months ended September 30, 2010 associated with the second quarter 2009 impairment of HCRY, $0.6 million due to the appreciation of the Canadian dollar and the Euro relative to the United States dollar and $1.1 million from new operations. Operating expenses from our North American & European Operations included $2.5 million from HCRY that were not in the three months ended September 30, 2010, due to the modification in accounting for HCRY effective January 1, 2011.
Revenues from our Australian Operations were $71.4 million in the three months ended September 30, 2011, compared with $31.8 million in the three months ended September 30, 2010, an increase of $39.6 million. Revenues from existing operations increased $6.9 million, or 21.5%, and new operations generated $39.9 million in revenues. Our consolidated Australian results reflect the elimination of $7.2 million of non-freight revenues for services provided to GWA North by GWA for the three months ended September 30, 2011. The $6.9 million increase in revenues from existing operations included a $3.2 million increase in freight revenues and a $3.7 million increase in non-freight revenues. The $3.2 million increase in freight revenues from existing operations included a benefit of $1.8 million from the appreciation of the Australian dollar relative to the United States dollar. The $3.7 million increase in non-freight revenues from existing operations included a benefit of $2.4 million from the appreciation of the Australian dollar relative to the United States dollar.
Operating expenses from our Australian Operations were $53.3 million in the three months ended September 30, 2011, compared with $26.9 million in the three months ended September 30, 2010, an increase of $26.4 million. The $26.4 million increase in operating expenses from our Australian Operations included $27.6 million from new operations and $6.0 million from existing operations. On a consolidated Australian Operations basis, our results reflect the elimination of $7.2 million of operating expenses for GWA related to services provided to GWA North. The increase in operating expenses from existing operations included $3.3 million from the appreciation of the Australian dollar relative to the United States dollar $2.1 million due to the increase in the price of diesel fuel and a $1.4 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases.

The following table sets forth our North American & European Operations and Australian Operations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$290,154	$144,000	$434,154	$253,428	$32,189	$285,617
Non-freight	127,295	44,313	171,608	115,459	45,860	161,319
Fuel sales to third parties	—	12,948	12,948	—	13,588	13,588
Total revenues	$417,449	$201,261	$618,710	$368,887	$91,637	$460,524

Operating expenses
Labor and benefits	139,100	36,934	176,034	126,761	25,596	152,357
Equipment rents	19,851	13,110	32,961	20,628	3,488	24,116
Purchased services	20,402	37,331	57,733	19,226	18,031	37,257
Depreciation and amortization	34,843	13,938	48,781	32,684	4,722	37,406
Diesel fuel used in operations	42,410	23,032	65,442	27,989	3,690	31,679
Diesel fuel sold to third parties	—	12,241	12,241	—	12,543	12,543
Casualties and insurance	11,417	5,269	16,686	9,119	1,012	10,131
Materials	18,078	1,439	19,517	15,855	975	16,830
Net gain on sale of assets	(2,694)	(14)	(2,708)	(4,263)	(19)	(4,282)
Gain on insurance recoveries	(25)	(1,018)	(1,043)	—	—	—
Restructuring charges	—	—	—	(2,349)	—	(2,349)
Other expenses	35,432	11,243	46,675	34,469	3,876	38,345
Total operating expenses	$318,814	$153,505	$472,319	$280,119	$73,914	$354,033

Operating ratio	76.4%	76.3%	76.3%	75.9%	80.7%	76.9%

Income from operations	$98,635	$47,756	$146,391	$88,768	$17,723	$106,491

Interest expense	$(17,879)	$(12,886)	$(30,765)	$(16,245)	$(2)	$(16,247)
Interest income	$2,215	$271	$2,486	$227	$1,370	$1,597

Provision for income taxes	$21,753	$10,439	$32,192	$28,151	$5,666	$33,817

Carloads	591,160	159,094	750,254	548,721	90,031	638,752

Expenditures for additions to property & equipment, net of grants from outside parties	$33,865	$53,748	$87,613	$23,285	$9,159	$32,444
Revenues from our North American & European Operations were $417.4 million in the nine months ended September 30, 2011, compared with $368.9 million in the nine months ended September 30, 2010, an increase of $48.6 million, or 13.2%. The $48.6 million increase in revenues from our North American & European Operations included a $36.7 million increase in freight revenues and an $11.8 million increase in non-freight revenues. The $36.7 million increase in freight revenues consisted of an increase of $35.0 million from existing operations and $1.7 million from new operations. The increase from existing operations included $20.2 million due to a 41,263, or 7.5%, carload increase, $13.2 million due to a 5.2% increase in fuel surcharge revenues and a benefit of $1.6 million from the appreciation of the Canadian dollar relative to the United States dollar. The $11.8 million increase in non-freight revenues included an increase in port switching revenues primarily due to an increase in intermodal container traffic at our United States port operations and new customers in the Port of Rotterdam, an increase in industrial switching revenues primarily due to a new service contract to haul iron ore in Canada and a $1.3 million benefit due to the appreciation of the Canadian dollar and the Euro relative to the United States dollar.

Operating expenses from our North American & European Operations were $318.8 million in the nine months ended September 30, 2011, compared with $280.1 million in the nine months ended September 30, 2010, an increase of $38.7 million, or 13.8%. The increase in operating expenses included an $11.1 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases, $10.8 million due to the increase in the price of diesel fuel, $7.9 million from the modification in accounting for HCRY, $2.4 million due to the reversal of restructuring charges in the nine months ended September 30, 2011 associated with the second quarter 2009 impairment of HCRY, $1.9 million from the appreciation of the Canadian dollar and the Euro relative to the United States dollar and $1.1 million from new operations.
Revenues from our Australian Operations were $201.3 million in the nine months ended September 30, 2011, compared with $91.6 million in the nine months ended September 30, 2010, an increase of $109.6 million. Revenues from existing operations increased $23.0 million, or 25.1%, and new operations generated $107.5 million in revenues. Our consolidated Australian Operations results reflect the elimination of $20.8 million of non-freight revenues for services provided to GWA North by GWA for the nine months ended September 30, 2011. The $23.0 million increase in revenues from existing operations included a $10.6 million increase in freight revenues and a $12.4 million increase in non-freight revenues. The $10.6 million increase in freight revenues from existing operations was primarily due to a benefit of $5.3 million from the appreciation of the Australian dollar relative to the United States dollar and $4.3 million from a 10,088, or 11.2%, carload increase. The carload increase was primarily due to export grain traffic. The $12.4 million increase in non-freight revenues from existing operations included a benefit of $7.3 million from the appreciation of the Australian dollar relative to the United States dollar and a $3.0 million increase from fuel sales to third parties.
Operating expenses from our Australian Operations were $153.5 million in the nine months ended September 30, 2011, compared with $73.9 million in the nine months ended September 30, 2010, an increase of $79.6 million. The $79.6 million increase in operating expenses from our Australian Operations included $79.1 million from new operations and $21.3 million from existing operations. On a consolidated Australian Operations basis, our results reflect the elimination of $20.8 million of operating expenses for GWA related to services provided to GWA North. The $21.3 million increase in operating expenses from existing operations included $9.2 million from the appreciation of the Australian dollar relative to the United States dollar, $6.4 million due to the increase in the price of diesel fuel and a $4.6 million increase in labor and benefits expense due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases.

Liquidity and Capital Resources
During the nine months ended September 30, 2011, we generated $125.6 million of cash from operating activities from continuing operations, compared with $127.2 million of cash from operating activities from continuing operations during the nine months ended September 30, 2010. For the nine months ended September 30, 2011 changes in working capital decreased net cash flow from operating activities by $28.3 million and for the nine months ended September 30, 2010 changes in working capital increased net cash flow from operating activities by $11.9 million. Of the $28.3 million for the nine months ended September 30, 2011, $13.7 million was due to an increase in accounts receivable driven by the increase in business in 2011 and $14.2 million was due to a reduction in accounts payable and accrued expenses. Of the $14.2 million, $13.0 million was associated with the payment of stamp duty for the acquisition of FreightLink in Australia.
During the nine months ended September 30, 2011 and 2010, our cash flows used in investing activities from continuing operations were $172.1 million and $28.1 million, respectively. For the nine months ended September 30, 2011, primary drivers of cash used in investing activities were $106.4 million of cash used for capital expenditures and $89.9 million of net cash paid for acquisitions, partially offset by $18.8 million in cash received from grants from outside parties for capital spending, $4.1 million in cash proceeds from the sale of property and equipment and $1.4 million in cash proceeds from the sale of investments. For the nine months ended September 30, 2010, primary drivers of cash used in investing activities were $57.6 million of cash used for capital expenditures, partially offset by $25.2 million in cash received from grants from outside parties for capital spending completed in prior years and $4.1 million in cash proceeds from the disposition of property and equipment.
During the nine months ended September 30, 2011, our cash flows provided by financing activities from continuing operations were $35.8 million, compared to cash flows used in financing activities of $14.7 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, primary drivers of cash provided by financing activities from continuing operations were proceeds from the issuance of long-term debt of $445.4 million and net cash inflows of $14.0 million from exercises of stock-based awards, partially offset by $418.9 million of principal payments on outstanding debt. For the nine months ended September 30, 2010, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $20.4 million, partially offset by net cash inflows of $7.4 million from exercises of stock-based awards.
At September 30, 2011, we had long-term debt, including current portion, totaling $597.3 million, which was 39.8% of our total capitalization, and $334.6 million of unused borrowing capacity under our credit facility. At December 31, 2010, we had long-term debt, including current portion, totaling $578.9 million, which was 41.5% of our total capitalization, and $192.2 million of unused borrowing capacity under our credit facility. On November 1, 2011, we repaid $75.0 million of senior notes through $67.0 million of borrowings under our credit facility and $8.0 million from cash and cash equivalents.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Agreement
On July 29, 2011, we entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement). The Credit Agreement expanded the size of our senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Credit Agreement includes a $425.0 million revolving loan, a $200.0 million United States term loan, a A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. Under the revolving loan, we can borrow up to $425.0 million in United States dollars or we can borrow in Australian dollars, Canadian dollars or Euros, subject to the following sublimits: the Australian equivalent of $110.0 million, the Canadian equivalent of $10.0 million and the Euro equivalent of $15.0 million. The Credit Agreement allows for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros. The Credit Agreement and revolving loans are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.
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
As of September 30, 2011, our $425.0 million revolving credit facility consisted of $85.7 million in borrowings, $4.7 million in letter of credit guarantees and $334.6 million of unused borrowing capacity. As of September 30, 2011, the United States, Australian and European revolving loans had interest rates of 1.99%, 6.68% and 3.05%, respectively. The United States, Australian and Canadian term loans had interest rates of 1.99%, 6.68% and 2.86%, respectively.
Our credit agreement requires us to comply with certain financial covenants. As of September 30, 2011, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, our unused borrowing capacity is available for general corporate purposes, including acquisitions.
2011 Expected Capital Expenditures
As of September 30, 2011, we expect our capital expenditures (net of expected grant proceeds) for 2011 to be $156 million. Our expected capital expenditures consist of Australian equipment purchases of $87 million, track and equipment improvements of $68 million and equipment lease buyouts of $1 million. In addition, we expect to receive approximately $29 million of grants from outside parties to fund additional property and equipment expenditures related to our existing business in 2011. Including the grant-funded projects, we expect a total of $185 million in capital expenditures in 2011.
Of note, during the three months ended September 30, 2011, we approved approximately $6 million of capital expenditures in 2011 related to AZER. These capital expenditures are included in our revised estimated capital expenditures for 2011 and primarily relate to the replacement of light rail and the rehabilitation of track.
For the nine months ended September 30, 2011, we have incurred $112.2 million in aggregate capital expenditures, of which we have paid $95.9 million in cash and accrued $16.3 million in accounts payable as of September 30, 2011. We expect to receive $17.3 million in grants from outside parties related to this year-to-date activity. Of this amount, as of September 30, 2011, $11.5 million was included within outstanding grant receivables from outside parties and $5.8 million was collected from outside parties.
Cash of $106.4 million paid for purchases of property and equipment during the nine months ended September 30, 2011, included $95.9 million for 2011 capital projects and $10.5 million related to capital expenditures accrued in 2010. Grant proceeds during the nine months ended September 30, 2011, included $5.8 million for grants related to 2011 capital expenditures and $13.0 million for grants related to our capital expenditures from 2010.
Accordingly, capital expenditures for the nine months ended September 30, 2011, as compared with our 2011 full year expected capital expenditures can be summarized as follows (dollars in thousands):

		Spending Incurred During the
	Expected Full Year	Nine Months Ended
	2011	September 30, 2011
New Australian equipment	$87,000	$46,669
Capital expenditures, other than new Australian equipment	98,000	65,536
Grant proceeds from outside parties	(29,000)	(17,300)
Net capital expenditures	$156,000	$94,905
Contractual Obligations and Commercial Commitments
On April 28, 2011, we announced that our subsidiary, GWA, had signed a rail haulage agreement with a subsidiary of WPG Resources Ltd (WPG) to transport 3.3 million tons per year of hematite iron ore from WPG’s to-be-developed Peculiar Knob mine in South Australia. On October 6, 2011, OneSteel Ltd, an existing customer of GWA, announced that it had acquired the iron ore assets of WPG. As a result, the haulage service under the contract is now expected to start in the fourth quarter of 2012 and continue for a minimum of five years, and it may be extended depending on the development of certain nearby iron ore deposits. To provide the above-rail haulage service, GWA entered into a locomotive purchase agreement to acquire nine new, 4,400-horsepower locomotives and will make certain other rolling stock and facilities investments for approximately A$67 million (or $65 million at the September 30, 2011 exchange rate). We expect to make cash payments of approximately A$36 million (or $35 million at the September 30, 2011 exchange rate) in 2011 (of which A$13 (or $13 million) has been spent through September 30, 2011) related to the locomotive purchase and approximately A$31 million (or $30 million at the September 30, 2011 exchange rate) in 2012. When the iron ore mine is shipping at full capacity, we expect the new contract to generate total annual revenues of approximately A$50 million (or $48 million at the September 30, 2011 exchange rate).

Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we 1) have made guarantees, 2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, 3) have an obligation under certain derivative instruments or 4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2010, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the nine months ended September 30, 2011.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the nine months ended September 30, 2011, with the nine months ended September 30, 2010, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars and the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recently Issued Accounting Standards

See Note 13 to our Consolidated Financial Statements included elsewhere in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $8.1 million at September 30, 2011 and $9.1 million at December 31, 2010.
On December 1, 2010, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement which effectively converted an A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. We are required to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is the Australian equivalent to LIBOR. We realized an expense of $1.6 million and $4.5 million within interest income/(expense) related to the quarterly settlement for the three and nine months ended September 30, 2011. In addition, we recognized a net gain of $0.1 million within other (expense)/income related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on September 30, 2011. The fair value of the cross-currency swap represented a net liability of $1.5 million as of September 30, 2011 and $7.6 million as of December 31, 2010. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The swap expires on December 1, 2012.
During the nine months ended September 30, 2011, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
From time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to our results of operations or have a material adverse effect on our financial position or liquidity.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, as well as the risks described below.
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operating results, financial condition and liquidity.
We are a party to collective bargaining agreements with various labor unions in the United States, Australia and Canada. In North America, we are party to 37 contracts with national labor organizations. We are currently engaged in negotiations with respect to 10 of those agreements. We have also entered into employee association agreements with an additional 65 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs. In addition, strikes or work stoppages by employees of Class I railroads could cause a significant disruption of our operations due to our operational and commercial relationships with Class I railroads. To date, we have experienced no material strikes or work stoppages. Additional unionization of our workforce could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility.
There have been no other material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

2011	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	—
August 1 to August 31	99	$51.94	—	—
September 1 to September 30	—	$—	—	—
Total	99	$51.94	—	—
 ______________________

(1)
The 99 shares acquired in the three months ended September 30, 2011, represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards in conjunction with our Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	November 4, 2011	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer

Date:	November 4, 2011	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer and Global Controller

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

Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (SEC file No. 001-31456)

10.1
Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 29, 2011, is incorporated herein by reference to Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed on August 2, 2011 (SEC File No. 001-31456)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Consolidated Cash Flow Statements for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements.

______________________

*	Exhibit filed or furnished with this Report, as applicable.