Form 10-K
period 2011-12-31
GENESEE & WYOMING INC
filed 2012-02-27
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of Registrant’s most recently completed second fiscal quarter: $2,274,933,288. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 17, 2012:

Class	Number of Shares Outstanding
Class A Common Stock	40,276,881
Class B Common Stock	2,192,473
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2011 in connection with the Annual Meeting to be held on May 22, 2012 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2011

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
Cautionary Statement Regarding Forward-Looking Statements
The information contained in this Annual Report on Form 10-K (Annual Report), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements. Examples of factors that could cause actual results to vary from those expressed in forward-looking statements include all statements that are not historical in nature, including statements regarding:

•
the impact of political, social or economic conditions (including commodity demand associated with the industrialization of developing economies) on our results and our susceptibility to downturns in the general economy;

•	our operations, competitive position, growth strategy and prospects;

•
our ability to complete, integrate and benefit from acquisitions, investments, joint ventures and strategic alliances and the challenges associated with managing rapid growth and operating a global business with decentralized management and operations;

•	the imposition of operational restrictions as a result of covenants in our credit agreement and in our note purchase agreement;

•	our susceptibility to severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruptions of operations;

•
governmental policies, legislative and regulatory developments affecting our railroad operations, including the passage of new legislation, rulings by the Surface Transportation Board (STB) and the Federal Railroad Administration (FRA), as well as the actions of the Railroad Retirement Board (RRB) in the United States and the actions of the governmental entities in the foreign jurisdictions where we operate;

•	our relationships with Class I railroads and other connecting carriers for our operations;

•	our ability to obtain rail cars and locomotives from other providers on which we are currently dependent;

•	competition from numerous sources, including those relating to geography, substitute products, other modes of transportation and other rail operators;

•	changes in foreign exchange policy or rates;

•	strikes, work stoppages or unionization efforts by our employees or in the rail network;

•	our ability to attract, retain and develop a sufficient number of skilled employees, including senior leadership in the various geographies in which we operate;

•	our obligation as a common carrier to transport hazardous materials by rail;

•	the occurrence of losses or other liabilities which are not covered by insurance or which exceed our insurance limits, or which cause our self-insured retentions or insurance premiums to rise;

•	rising fuel costs or constraints in fuel supply;

•	customer retention and contract continuation;

•	our exposure to the credit risk of customers and counterparties;

•	our ability to manage our growth effectively;

•	our funding needs and financing sources, including our ability to obtain government funding for capital projects;

•	acts of terrorism and anti-terrorism measures;

•	the effects of market and regulatory responses to environmental law changes, as well as the effects of violations of, or liabilities under, new or existing environmental laws and regulations;

•	our susceptibility to various legal claims and lawsuits; and

•	our susceptibility to risks associated with doing business in foreign countries.

The areas in which there is risk and uncertainty are further described under the caption “Risk Factors” in Item 1A, as well as in documents that we file from time to time with the United States Securities and Exchange Commission (SEC), which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and our actual results or developments may differ materially from the expectations expressed in the forward-looking statements.
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

PART I
ITEM 1.     Business.
OVERVIEW
We operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate a longer-haul railroad that runs approximately 1,400 miles between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. We operate in 30 states in the United States, four Australian states, one Australian territory and three Canadian provinces and provide rail service at 17 ports in North America and Europe. The Company’s corporate predecessor was founded in 1899 as a 14-mile rail line serving a single salt mine in upstate New York. As of December 31, 2011, we operated over approximately 7,600 miles of owned, jointly owned or leased track (inclusive of the Tarcoola to Darwin rail line operated under a concession agreement) and 1,405 additional miles under other contractual track access arrangements. Based on North American track miles, we believe that we are the second largest operator of short line and regional freight railroads in North America.
By focusing our corporate and regional management teams on improving our return on invested capital, we intend to continue to increase our earnings and cash flow. In addition, we expect that acquisitions and investments will adhere to our return on capital expectations and that existing operations will improve year-over-year financial returns and safety performance.
GROWTH STRATEGY
The two main drivers of our growth strategy are the execution of (i) our disciplined acquisition and investment strategy and (ii) our operating strategy.
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Opportunities are generally of the following five types:

•
Other regional railroads or short line railroads, such as our acquisitions of the Arizona Eastern Railway Company (AZER), CAGY Industries, Inc. (CAGY), the Ohio Central Railroad System (OCR) and Rail Management Corporation (RMC). In the United States, there are approximately 500 short line and regional railroads not owned by us, operating over approximately 39,000 miles of track;

•
International railroads, such as our acquisitions of FreightLink (defined below) in Australia and Rotterdam Rail Feeding (RRF) in the Netherlands. We believe that there are additional acquisition and investment opportunities in Australia, Europe, Canada and other markets outside the United States;

•	Rail equipment and/or track infrastructure associated with new industrial and mineral development projects, such as new mining projects in Australia and North America;

•	Branch lines of Class I railroads, such as Norfolk Southern Railway Company (NS); and

•	Rail lines of industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation (GP).
When acquiring or leasing railroads in our existing regions, we generally target contiguous or nearby rail properties where our local management teams are best able to identify opportunities to improve revenues, reduce operating costs and increase equipment utilization. In new regions, we target rail properties that have adequate size to establish a presence in the region, provide a platform for growth in the region and attract qualified management. To help ensure accountability for the projected financial results of our potential acquisitions, we typically include the regional manager who would operate the rail property after the acquisition as part of our due diligence team. We believe that we are well-positioned to capitalize on additional acquisitions and will continue to adhere to our disciplined valuation approach when evaluating opportunities.

When making rail equipment and/or track infrastructure investments, we target both existing and new industrial and mineral development projects which require a rail service provider. We believe there are attractive opportunities for future growth that utilize our expertise in transporting bulk commodities. Our recent projects in Canada and Australia hauling iron ore are examples of these kinds of opportunities. Our capacity to evaluate complex projects and our rigorous investment criteria means that we plan to focus on projects we consider economically attractive, with experienced and credible partners and where important considerations, such as project life, cost of extraction (in the case of mining projects) and the safety environment, are favorable.

Since 1985, we have completed 36 acquisitions and three rail equipment investments associated with natural resource development. In 2011, we completed one acquisition and made two rail equipment investments associated with mining projects. First, we acquired AZER in the United States, whose principal customer is in the copper industry. Second, we executed an agreement with a customer to haul 3.3 million tons of iron ore from a new mine located in South Australia and we entered into a locomotive purchase agreement to acquire nine new 4,400-horsepower locomotives for this service. Finally, we signed an agreement and commenced providing iron ore transportation service for a new customer in Labrador, Canada.
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
Operating Strategy
In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as necessary to achieve our financial goals. Our railroads operate under strong local management, with centralized administrative support and oversight. Our regional managers are continually focused on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following four principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year, we establish stringent safety targets as part of our safety program. In 2011, we achieved a consolidated injury frequency rate of 0.53 per 200,000 man-hours worked. Through the implementation of our safety programs, we have reduced our injury frequency rate by 73% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. For comparative purposes, through November 2011, the most recent month for which data is available, the United States short line peer group average was 3.5 injuries per 200,000 man-hours worked, and the United States regional railroad average was 3.2 injuries per 200,000 man-hours worked. Based on these results, in 2011 we were more than six times safer than the short line peer group average.

•
Focused Regional Marketing. We generally build each regional rail system on a base of large industrial customers, seek to grow that business through marketing efforts and pursue additional sources of revenue by attracting new customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. In Australia and Europe, our capacity to compete for new customers is enhanced by the open access regimes, which generally allow us to pursue new business opportunities with customers anywhere on the open access rail network.

•
Lower Operating Costs. We focus on lowering operating costs and historically have been able to operate acquired rail lines more efficiently than the companies from which we acquired these properties. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•
Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, for our short haul and regional operations in North America we typically rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain customers and railroads to the regional economies, we are able, in some instances, to obtain state, provincial and/or federal grants to upgrade track. Typically, we seek government funds to support investments that otherwise would not be economically viable for us to fund on a stand-alone basis.

As of December 31, 2011, our continuing operations were organized as 10 businesses, which we refer to as regions. In the United States, we have seven regions: Illinois, New York/Pennsylvania, Ohio, Oregon, Rail Link (which includes industrial switching and port operations in various geographic locations), Mountain West and Southern. Outside the United States, we have three regions: Australia, Canada (which includes a contiguous railroad located in the United States) and Europe (which includes the Netherlands and Belgium).

INDUSTRY
North America
United States
According to the Association of American Railroads (AAR), there are 565 railroads in the United States operating over 138,600 miles of track. The AAR classifies railroads operating in the United States into one of three categories (Class I, Regional and Local) based on the amount of revenues and track miles. Class I railroads, those with over $398.7 million in revenues, represent approximately 95% of total rail revenues. Regional and Local railroads combined account for approximately 5% of total rail revenues. These Regional and Local railroads operate approximately 43,000 miles of track in the United States. The primary function of these smaller railroads is to provide feeder traffic to the Class I carriers.
The following table shows the breakdown of railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	95,573	Over $398.7 million
Regional	21	10,407	$31.9 to $398.7 million and /or 350 or more miles operated
Local	537	32,596	$20.0 to $31.9 million and less than 350 miles operated
Total	565	138,576

(1)	Includes CSX Transportation, BNSF Railway Co., Norfolk Southern, Kansas City Southern Railway Company, Union Pacific Railroad Co., Canadian National Railway and Canadian Pacific.
Source: AAR, Railroad Facts, 2011 Edition.
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
We operate one regional and 58 local (short line) railroads in the United States over approximately 4,000 miles of track.
Canada
According to Rail Trends 2011, published by The Railway Association of Canada (RAC), there are 27,652 miles of track operated by railroads in Canada.
We operate one regional and two local (short line) railroads in Canada over 575 miles of track.
Australia
The Australian rail industry encompasses approximately 25,000 miles (40,000 kilometers) of both publicly and privately owned track. The Australian network comprises three track gauges – broad, standard and narrow. There are three major public interstate rail segments in Australia: the east-west corridor from Sydney through Melbourne continuing across to Adelaide and Perth, the north-south corridor along the east coast from Cairns to Melbourne and the Darwin to Adelaide corridor. In addition, there are a number of intrastate rail freight networks including those in central Queensland, Victoria and the Hunter Valley in New South Wales, as well as several in Western Australia. We are an accredited rail-service provider in all mainland Australia states and in the Northern Territory.
The Australian rail freight industry is largely open access and therefore is structured around two components – operation of trains for freight haulage (above rail) and the operation and management of rail track access (below rail). In addition to us, the key participants in the mainland Australian above rail industry are QR National, Pacific National and SCT Logistics. We are also a participant in the below rail industry. As a below rail participant, we provide track access to the Tarcoola to Darwin rail line in connection with our concession agreement and we also manage the access to certain yards in South Australia. The Australian Rail Track Corporation (federally-owned track), QR National and Queensland Rail (Queensland), VicTrack

(Victoria), RailCorp (New South Wales) and WestNet Rail (Western Australia) also participate in the below rail industry. Source: www.btre.gov.au.
Through our Australian subsidiaries, we operate over nearly 3,100 miles (5,000 kilometers) of track in South Australia and the Northern Territory, which includes approximately 1,400 miles (approximately 2,200 kilometers) of track in the Darwin to Tarcoola corridor that we operate pursuant to a concession agreement that expires in 2054.
Netherlands
According to ProRail, the entity responsible for a substantial majority of the Dutch rail infrastructure, there are approximately 4,244 miles of track under its control on the Dutch rail network. As a result of the open access regime, this track may be accessed by any rail operator. According to the trade association, Rail Cargo Information Netherlands, there are currently 16 rail operators that provide freight rail services in the Netherlands.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,226 miles of track under its control on the Belgian rail network and 12 rail operators certified for freight transport in Belgium. As a result of the open access regime, this track may be accessed by any rail operator.
OPERATIONS
As of December 31, 2011, through our subsidiaries, we owned or leased 65 freight railroads, including 64 short line and regional freight railroads with approximately 6,200 miles of track in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operated one longer-haul 1,400-mile railroad, which links the Port of Darwin to the Australian interstate rail network in South Australia, pursuant to a concession agreement. Also, through various track access arrangements, we operate over 1,405 additional miles of track that is owned or leased by others.
Freight Revenues
We generate revenues primarily from the haulage of freight by rail. Freight revenues represented 70.3%, 62.2% and 61.2% of our total revenues in the years ended December 31, 2011, 2010 and 2009, respectively.
Non-Freight Revenues
We generate non-freight revenues primarily through the following activities:

•
Rail car switching—revenues generated from industrial switching (the movement of rail cars within industrial plants and their related facilities), port terminal switching (the movement of customer rail cars from one track to another track on the same railroad, primarily at United States ports), contract coal loading;

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

Non-freight revenues represented 29.7%, 37.8% and 38.8% of our total operating revenues in the years ended December 31, 2011, 2010 and 2009, respectively. Railcar switching represented 52.1%, 46.5% and 46.6% of our total non-freight revenues in the years ended December 31, 2011, 2010 and 2009, respectively.
Customers
As of December 31, 2011, our operations served more than 840 freight customers. Freight revenues from our 10 largest freight customers accounted for approximately 24%, 22% and 21% of our total revenues in the years ended December 31, 2011, 2010 and 2009, respectively. Six of our 10 largest freight customers in 2011 were located in Australia.
In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration, with terms ranging from less than one year to 20 years. These contracts establish a price or, in the case of longer term contracts, a methodology for determining a price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped. In Australia, we generally handle freight pursuant to transportation contracts directly with our customers. These contracts generally contain a combination of fixed and variable pricing, with the fixed portion linked to our invested capital and the variable portion based on the volumes shipped.
Commodities
Our railroads transport a wide variety of commodities. Some of our railroads have a diversified commodity mix while others transport one or two principal commodities. Our coal and coke commodity freight revenues accounted for 9%, 12% and 13% of our total revenues in the years ended December 31, 2011, 2010 and 2009, respectively. Our farm and food products commodity freight revenues accounted for 8%, 9% and 7% of our total revenues in the years ended December 31, 2011, 2010 and 2009, respectively. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2011, 2010 and 2009, see the discussion under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The minerals and stone commodity group consists primarily of gypsum, salt used in highway ice control, cement, marble, sand, clay and limestone.
The lumber and forest products commodity group consists primarily of export logs, finished lumber, wood pellets and wood chips used in paper manufacturing.
The chemicals and plastics commodity group consists primarily of denatured alcohol, sulfuric acid and other chemicals used in manufacturing, particularly in the paper industry.
The petroleum products commodity group consists primarily of liquefied petroleum gases, asphalt and diesel fuel.
The autos and auto parts commodity group consists primarily of finished automobiles and stamped auto parts.
The metallic ores commodity group consists primarily of manganese ore, iron ore, copper concentrate and ore, alumina and nickel ore.
The intermodal commodity group consists of various commodities shipped in trailers or containers on flat cars.
The other commodity group consists of all freight not included in the commodity groups set forth above, such as municipal solid waste, construction demolition and debris and haulage traffic. Haulage traffic is shipped by other rail carriers, but moves over our rail lines for a fee pursuant to contractual arrangements with those carriers.
Geographic Information
For financial information with respect to each of our geographic areas, see Note 18 to our Consolidated Financial Statements set forth in “Part IV. Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.
Traffic
Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic in North America provide us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. However, the open access regime in Australia permits other participants in the above rail industry to compete for our existing traffic. In 2011, revenues generated from interline and local traffic constituted approximately 97% of our freight revenues.
Seasonality of Operations
Some of the commodities we carry have peak shipping seasons, either as a result of the nature of the commodity or the demand cycle for the commodity. For instance, certain agricultural and food products, like grain in Australia, have specific growing and harvesting seasons. In addition, intermodal traffic generally has a peak shipping season during the third quarter to meet holiday-related demand for consumer goods during the fourth quarter.
Seasonality is also reflected in our results of operations as a result of weather patterns. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, as a result of the FreightLink Acquisition, we expect to experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (e.g., monsoonal rains in the Northern Territory).
Employees
As of December 31, 2011, our railroads and industrial switching locations had 2,620 full time employees. Of this total, approximately 945 employees are union members. Our railroads have 39 contracts with unions. We are currently engaged in negotiations with respect to 10 of those agreements. We are also a party to employee association agreements covering an additional 125 employees who are not represented by a national labor organization. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. Le Code Canadien du Travail and the Federal Fair Work Act govern the labor relations of employers and employees engaged in the railroad industry in Canada and Australia, respectively. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. RRF is not party to any collective bargaining agreements in the Netherlands, but it is party to a collective bargaining agreement in Belgium. We believe we maintain positive working relationships with our employees.
SAFETY
Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. Our consolidated reportable injury frequency rate, which is defined by the FRA as reportable injuries per 200,000 man-hours worked, was 0.53 and 0.51 in 2011 and 2010, respectively. The average injuries per 200,000 man-hours worked for all United States short line railroads in the rail industry was 3.5 in 2011 (through November) and 3.9 in 2010.
INSURANCE
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our primary liability policies have self-insured retentions of up to $0.5 million per occurrence. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Our property damage policies have various self-insured retentions, which vary based on the type and location of the incident, that are up to $1.0 million. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history and general insurance market conditions.
Employees of our United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability policies. Employees of our industrial switching business are covered under workers’ compensation policies.
Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy. Employees of our Australian operations are covered by the respective state-based workers’ compensation legislation in

Australia. Employees of RRF are covered by the workers’ compensation legislation of the Netherlands and Belgium, as applicable.
We believe our insurance coverage is adequate given our experience and the experience of the rail industry within the geographies we operate.
COMPETITION
In North America, each of our railroads is typically the only rail carrier directly serving our customers. However, our railroads compete directly with other modes of transportation, principally highway competition from trucks and, on some routes, ship, barge and pipeline operators. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided. In North America, most of the freight we handle is interchanged with other railroads prior to reaching its final destination. As a result, to the extent that other rail carriers are involved in transporting a shipment, we cannot necessarily control the cost and quality of the complete service. To the extent that highway competition is involved, the degree of that competition is affected by government policies with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.
In Australia, the Netherlands and Belgium, our customers have access to other rail carriers under open access regimes so we face competition from other rail carriers in addition to competition from competing modes of transportation.
To a lesser degree, we also face competition from similar products made in other areas where we are not located, a kind of competition commonly known as “geographic competition.” For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant versus paper plants in other locations. In some instances, we face “product competition,” where commodities we transport are exposed to competition from substitutes (e.g., coal we transport can compete with natural gas as a fuel source for electricity generation).
In acquiring rail properties and making rail equipment and/or track infrastructure investments in projects, we generally compete with other railroad operators and with various financial institutions, including private equity firms, operating in conjunction with rail operators. Competition for rail properties and investment projects is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of rail properties, combined with our managerial and financial resources, positions us well in a competitive environment.
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
The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates (where there is no effective competition), extension or abandonment of rail lines, the acquisition of rail lines and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA, DOT and OSHA have jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.
The STB launched wide-ranging proceedings to explore whether to expand rail regulation. The STB has not taken further action and denied a petition seeking one form of “access” regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure. Additionally, several bills were introduced in the United States Senate in early 2011 that would expand the regulatory authority of the STB and could include new antitrust provisions. We continue to monitor these proposed bills. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.
In 2010, the FRA issued final rules governing the installation of positive train control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. Certain of our railroads may be required to install PTC or PTC-related equipment by the end of 2015. We do not expect that our compliance with the final rules governing the installation of PTC will give rise to any material financial expenditures. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.
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
Australia
In Australia, regulation of rail safety is generally governed by state legislation and administered by state regulatory agencies. Our Australian assets are subject to the regulatory regimes governing safety in each of the states and the one territory in which we operate. Regulation of track access is governed by federally legislated guidelines that are implemented by the states. The state access regimes are required to be certified by the Australian Competition and Consumer Commission. As a result, with respect to rail infrastructure access, our Australian subsidiaries are subject to the state-based access regimes. In addition, certain new acquisitions in Australia will also be subject to review by the Foreign Investment Review Board and the Australian Competition and Consumer Commission.
Europe
At the European level, several directives have been issued concerning the transportation of goods by rail. These directives generally cover the development of the railways, allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The European Union (EU) legislation also sets a framework for a harmonized approach towards railway safety. Every railway company must obtain a safety certification before it can run trains on the European network and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been implemented in Dutch railway legislation such as the Railways Act and in Belgian railway legislation such as the Law on Railway Safety.

In the Netherlands, we are subject to regulation by the Ministry of Infrastructure and Environment; the Living Environment and Transport Inspectorate; the Dutch railways infrastructure manager, ProRail; and Keyrail, the Dutch railways infrastructure manager for the Betuweroute, a high-speed freight railway connecting the Port of Rotterdam to the German border, and within the Port of Rotterdam. All railways in the Netherlands must have a license and a safety certificate from the Inspectie Verkeer en Waterstaat, part of the Netherlands Department of Infrastructure. A rail operator must also have a license from ProRail and/or KeyRail, the Dutch rail infrastructure authorities, to use the rail infrastructure. The Dutch Competition Authority is charged with the supervision of compliance with the European Community's directives on the development of the railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure.
In Belgium, we are subject to regulation by the Federal Public Service (FPS) Mobility and Transport, the Regulatory Service for Railway Transport and for Brussels Airport Operations, which is currently hosted by FPS Mobility and Transport, and the Belgian railways infrastructure manager, Infrabel. Rail service providers based in Belgium must obtain a rail operator license from the Federal Minister for Mobility and Transport. Rail service providers that wish to operate in Belgium must obtain a safety certificate, which is comprised of Parts A and B. Part A must be obtained from the Railway Safety and Interoperability Service (SSICF) if the rail service provider is based in Belgium. Part B must be obtained from SSICF regardless of where the rail service provider is based. In Belgium, the Belgium Competition Authority is responsible for promoting and safeguarding active competition in Belgium.
Both the Dutch Competition Authority and the Belgium Competition Authority work together with other competition authorities and are part of the European Competition Network, the European Competition Authorities and the International Competition Network.
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the Environmental Protection Agency and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes, the Clean Air Act, regulating air emissions and the Clean Water Act, regulating water discharges and we are also indirectly affected by environmental laws that impact the operations of our customers. In Canada, environmental laws and regulations are administered at the federal level by Environment Canada and the Ministry of Transport and comparable agencies at the provincial level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. In the Netherlands, European, national and local laws regulating the protection of the environment are administered by the Ministry of Infrastructure and Environment and authorities at the provincial and municipal level, whereas laws regulating the transportation of hazardous goods are primarily administered by the Ministry of Infrastructure and Environment. European, national and local environmental policies are administered within the FPS Health, Food Chain Safety and Environment in Belgium.
Our Australian operations are currently complying with a Direction issued by the Department of Natural Resources, Environment, the Arts and Sport of the Northern Territory issued following the December 27, 2011 derailment of a GWA freight train in flood waters associated with Cyclone Grant. The derailment spilled freight, including copper concentrate, into the Edith River (Edith River Derailment). The Direction requires us to clean up and rectify pollution, namely any and all freight that fell from the train into the Edith River, and to prevent further pollution or future harm. In addition, the Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land that we acquired from them and used by our Australian operations contain contamination arising from activities associated with previous operators. The Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards. Noncompliance with applicable legal provisions may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our concession in Australia.
We believe our railroads operate in compliance with current environmental laws and regulations and agency agreements. We estimate any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. We cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on the Company’s results of operations, cash flows or financial condition.

DISCONTINUED OPERATIONS
In August of 2009, we completed the sale of 100% of the share capital of Ferrocarriles Chiapas–Mayab, S.A. de C.V. (FCCM), our Mexican operating subsidiary, to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows on our remaining Mexican subsidiary, GW Servicios S.A. (Servicios), which were classified as discontinued operations, were not material as of and for the year ended December 31, 2011. We do not expect any material adverse financial impact from Servicios. Results of our Mexican operations are included in results from discontinued operations.
AVAILABLE INFORMATION
We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996, and since September 27, 2002, our Class A common stock has been listed on the New York Stock Exchange (NYSE). Our principal executive offices and corporate headquarters are located at 66 Field Point Road, Greenwich, Connecticut 06830, and our telephone number is (203) 629-3722.
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

ITEM 1 A.     Risk Factors.
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
The global economy, which experienced a significant downturn in late 2008 and throughout 2009 that included widespread recessionary conditions, high levels of unemployment, significant distress of global financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, began to improve in 2010. While some economic indicators have trended positively, the overall rate of global recovery experienced during 2011 has been uneven and uncertainty remains over the stability of the recovery. The recent economic improvements may not be broad-based and sustainable and may not enhance conditions in the markets relevant to us. For instance, in Australia a significant portion of the commodities we transport are supporting economic growth and industrial development in Asia, and a sustained slowdown in these markets could impact us. In addition, it is difficult to determine how the general macroeconomic and business conditions will impact our customers, our suppliers and our business in general. We are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. Given the asset intensive nature of our business, weakness in the general economy increases the risk of significant asset impairment charges. A decline in current macroeconomic and financial conditions or commodity demand from economic activity and industrialization in developing countries could have a material adverse effect on our operating results, financial condition and liquidity.
If we are unable to consummate additional acquisitions or investments or manage our growth effectively, then we may not be able to implement our growth strategy successfully.
Our growth strategy is based to a large extent on the selective acquisition and development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other companies that may have greater financial resources;

•	our ability to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments; and

•	our ability to identify and enter into mutually beneficial relationships with partners.

We have experienced significant growth in the past; principally through the acquisition of additional railroads. Effective management of rapid growth presents challenges, including the availability of management resources to oversee the integration and operation of the new businesses effectively, the need to expand our management team and staff when necessary, the need to enhance internal operating systems and controls and the ability to consistently achieve targeted returns on capital. These challenges are more pronounced when we experience growth in numerous geographies. We may not be able to maintain similar rates of growth in the future, or manage our growth effectively.
We may need additional capital to fund our acquisitions and investments. If we are unable to obtain this capital at a reasonable cost, then we may forego potential opportunities, which would impair the execution of our growth strategy.
Since January 1, 1996, we have acquired interests in 57 railroads, all of which were purchased for cash. As of December 31, 2011, we had $27.3 million of cash and cash equivalents and $227.2 million of undrawn revolver capacity available for acquisitions or other activities, subject to maintaining compliance with the covenants under our credit agreement. We intend to continue to review acquisition and investment opportunities and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. As in the past, we expect that we will pay cash for some or all of the purchase price of acquisitions and purchases that we make. In addition, from time to time we may make investments in equipment and assets to support our customers. Depending on the number of acquisitions and investments and funding requirements, we may need to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital, we may forego potential acquisitions, which could impair the execution of our growth strategy.
Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.
We may not be able to acquire or integrate acquired businesses successfully. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. In addition, acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. Integrating acquired businesses could also result in significant restructuring costs. The process of acquiring businesses may be disruptive to our existing business and may cause an interruption or reduction of our business as a result of the following factors, among others:

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
We are susceptible to adverse weather conditions, including floods, fires, hurricanes (or cyclones), tornadoes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the Northeastern United States and Canada and hurricanes (or cyclones) in the United States and Australia, and resulting floods, could cause a shutdown, derailment or other substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. In addition:

•	Our minerals and stone freight revenues may be reduced by mild winters in the Northeastern United States, which lessen demand for road salt.

•	Our coal and coke freight revenues may be reduced by mild winters in the United States, which lessen demand for coal.

•
Our revenues generated by our Australian operations are susceptible to the impact of drought conditions on the South Australian grain harvest and the impact of heavy rains and flooding in the Northern Territory.

Furthermore, our expenses could be adversely impacted by such weather conditions, including, for example, higher track maintenance and overtime costs in the winter at our railroads in the Northern United States and Canada related to snow removal and mandated work breaks. Such weather conditions could also cause our customers or connecting carriers to reduce or suspend their operations, which could have a material adverse effect on our results of operations, financial condition and liquidity.
We are subject to significant governmental regulation of our railroad operations. The failure to comply with governmental regulations or changes to the legislative and regulatory environment could have a material adverse effect on our operating results, financial condition and liquidity.
We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, DOT, FRA of the DOT, OSHA, DHS and other federal agencies and state departments of transportation. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec and Ontario. In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways managers, ProRail and Keyrail. In Belgium, we are subject to regulation by the Federal Public Service (FPS) Mobility and Transport, the Regulatory Service for Railway Transport and for Brussels Airport Operations, which is currently hosted by FPS Mobility and Transport, and the Belgian railways infrastructure manager, Infrabel. See “Part I. Item 1. Business – Regulation” for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.
There are various legislative and regulatory actions being considered in the United States, including legislation proposed in the Senate in January 2011 that would modify the regulatory oversight of the rail industry and various proceedings that have been initiated by the STB related to rail competition and competitive “access” and legislation proposed in the House of Representatives in 2012 that would modify limitations on truck size and weight. The majority of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress and the STB could expand regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) without providing us with any recourse for the adverse effects that the changes could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Significant legislative or regulatory activity could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
Our credit agreement and note purchase agreement contain numerous covenants that impose certain restrictions on the way we operate our business.
Our credit agreement and note purchase agreement contain numerous covenants that impose restrictions on our ability to, among other things:

•	incur additional debt;

•	create liens on our assets;

•	make certain types of investments;

•	repurchase shares or pay dividends;

•	merge or consolidate with others;

•	make asset acquisitions other than in the ordinary course of business;

•	dispose of assets or use asset sale proceeds;

•	enter into sale and leaseback transactions; and

•	enter into transactions with affiliates.
Our credit agreement and note purchase agreement also contain financial covenants that require us to meet a number of financial ratios and tests. Our failure to comply with the obligations in our credit agreement and note purchase agreement could result in an increase in our interest expense and could give rise to events of default under the credit agreement or note purchase agreement, as applicable, which, if not cured or waived, could permit lenders to accelerate our indebtedness.

We are exposed to the credit risk of our customers and counterparties, and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that customers or counterparties, which include government entities related to grants and financial institutions related to derivative transactions, will fail to meet their obligations when due. Customers and counterparties that owe us money have defaulted and may continue to default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. When we are the invoicing railroad, therefore, we are exposed to customer credit risk for the total amount invoiced and we are required to pay the other railroads participating in the route even if we are not paid by the customer. We have procedures for reviewing our receivables and credit exposures to specific customers and counterparties; however, default risk may arise from events or circumstances that are difficult to detect or foresee. Certain of our risk management methods depend upon the evaluation of information regarding markets, customers or other matters. This information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, we may make substantial investments in equipment and assets to support our customers, in particular those in the mining and natural resources industry, before the customer commences operations. In those cases, we may be exposed to start-up risks that we would not be exposed to in respect of customers with active operations. As a result, unexpected credit exposures or start-up delays could have a material adverse effect on our operating results, financial condition and liquidity.
The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.
Our operations served more than 840 freight customers in 2011. Freight revenues from our 10 largest freight customers accounted for approximately 24% of our total revenues in 2011. Six of our 10 largest freight customers in 2011 were located in Australia and accounted for approximately 16% of our total revenues. In 2011, our largest freight customer was a company in the farm and food products industry and represented approximately 5% of our total revenues. In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. Freight rates and volumes are not directly linked to the prices of the commodities being shipped. In Australia, a number of our customer contracts contain a combination of fixed and variable pricing, with the variable portion based on the volumes shipped. Substantial reduction in business with or loss of important customers or contracts could have a material adverse effect on our operating results, financial condition and liquidity.
Because we depend on Class I railroads and other connecting carriers for a significant portion of our operations in North America, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2011, approximately 86% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease certain freight movements could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.
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
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and third parties that allow us to operate over certain segments of track critical to our operations. For instance, we lease several railroads from Class I carriers and other third parties under long-term lease arrangements, which railroads collectively accounted for approximately 8% of our 2011 total revenues. In addition, we own several railroads that also lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. Expiration or termination of these leases or failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties.
We face competition from numerous sources, including those relating to geography, substitute products, other types of transportation and other rail operators.
In North America, each of our railroads is typically the only rail carrier directly serving our customers. In certain circumstances, including under the open access regimes in Australia, the Netherlands and Belgium, our customers have direct access to other rail carriers. In addition, our railroads also compete directly with other modes of transportation, principally trucks and, on some routes, ship, barge and pipeline operators. Transportation providers such as trucks and barges utilize public rights-of-way that are built and maintained by governmental entities, while we must build and maintain our own network infrastructure. In addition, competition for our services could increase if other rail operators build new rail lines to access certain of our customers or if legislation is passed that provides materially greater latitude for trucks with respect to size or weight restrictions.
We are also subject to geographic and product competition. A customer could shift production to a region where we do not have operations. Also, commodities we transport by rail could be substituted for another commodity that is not transported by rail. For example, coal we transport can compete with natural gas as a fuel source for electricity generation. In either case, we could lose a source of revenues.
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
Market and regulatory responses to climate change and climate change itself could adversely affect our operating costs and decrease demand for the commodities we transport.
Clean air laws, restrictions, caps, taxes or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use commodities that we carry to produce energy, use significant amounts of energy in producing or delivering the commodities we carry or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. Any of these factors, including climate change and the impact of global warming, individually or in conjunction with one or more of the other factors or other unforeseen impacts of climate change, could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition and liquidity.
We could incur significant costs for violations of, or liabilities under, environmental laws and regulations.
Our railroad operations and real estate ownership are subject to extensive federal, state, local and foreign environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters, the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous materials (including lading) or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations. We may incur environmental liability from conditions or practices at properties previously owned or operated by us, properties leased by us and other properties owned by third parties (for example, properties at which hazardous substances or wastes for which we are responsible have been treated, stored, spilled or disposed), as well as at properties currently owned or operated by us. Under some environmental statutes, such liability may be found without regard to whether we were at fault and may also be “joint and several,” whereby we are responsible for all the liability at issue even though we (or the entity that gives rise to our liability)

may be only one of a number of entities whose conduct contributed to the liability.
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
Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. We design our operating plan to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. Also, federal regulators have previously prescribed regulations governing railroads’ transportation of hazardous materials and have the ability to put in place additional regulations. For instance, recently enacted legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. We comply with the hazardous materials routing rules and other requirements imposed by federal law. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our operating results, financial condition and liquidity.
The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.
We have obtained for each of our railroads insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. On certain of the rail lines over which we operate, freight trains are commingled with passenger trains. For instance, in Oregon we operate certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon over our Portland & Western Railroad. Unexpected or catastrophic circumstances such as accidents involving passenger trains or spillage of hazardous materials could cause our liability to exceed expected statutory limits, third-party insurance limits and our insurance limits. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at our current levels or obtain it on terms acceptable to us. In addition, deteriorating insurance market conditions caused by global property casualties and subsequent adverse events directly and indirectly attributable to us may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims’ expenses and could result in limitations to the coverage under our existing policies.
The United States short line tax credit expired on December 31, 2011. As a result, our effective tax rate in 2012 will be higher if the credit is not extended.
Since 2005, we have benefited from the effects of the United States short line tax credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. In 2011 and 2010, the Short Line Tax Credit lowered our effective tax rate by 6.5% and 9.3%, respectively. The most recent extension of the Short Line Tax Credit only extended the credit through December 31, 2011. If the Short Line Tax Credit is not extended for additional tax years, the loss of the credit will increase our effective tax rate and reduce our reported earnings per share.
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
We consumed 26.1 million gallons of diesel fuel in 2011. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. An increase in diesel fuel costs could have a negative effect on our profitability. Although we receive fuel surcharges and other rate adjustments to offset rising fuel prices, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease. Costs for fuel used in operations were approximately 14% and 9% of our operating expenses for the years ended December 31, 2011 and 2010, respectively.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our operating results, financial condition and liquidity.
Certain of our capital projects may be impacted by our ability to obtain government funding.
Certain of our existing capital projects are, and certain of our future capital projects may be partially or completely funded through government grant programs. During 2011, we obtained government funding for 53 separate projects that were partially or completely funded by United States and Canadian federal, state, provincial and municipal agencies. The spending associated with these grant-funded projects represented approximately 18% of our total capital expenditures during 2011. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects.
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operating results, financial condition and liquidity.
We are a party to 39 collective bargaining agreements with various labor unions in the United States, Australia, Canada and Belgium. We are currently engaged in negotiations with respect to 10 of those agreements. Approximately 945 of our 2,620 full time employees are union members. We have also entered into employee association agreements with an additional 125 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. Our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If the unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and/or higher ongoing labor costs. A substantial majority of the employees of the Class I railroads with which we interchange are unionized. If such Class I railroads were to have a work stoppage or strike, the national rail network and our operations would be adversely affected. To date, we have experienced no material strikes or work stoppages. Additional unionization of our workforce could result in higher employee compensation and restrictive working condition demands that could increase our operating costs or constrain our operating flexibility.
If we are unable to employ a sufficient number of qualified workers, our operating results, financial condition and liquidity may be materially adversely affected.
We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh and remote conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce, training requirements and significant competition for specialized trades. Within the next five years, we estimate that approximately 15% of the current workforce will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. Finally, there can be no assurance that we will be able to attract and retain senior leadership necessary to manage and grow our business. The loss of the services of any of our senior leadership could adversely affect our operating, acquisition and investment strategies. Our ability to manage all of these risks is further complicated by the geographic diversity of our operations. If any of these events were to occur, our cost structure could increase, our profit margins could decrease and our growth strategy could be impaired.
Our operations are dependent on our ability to obtain rail cars, locomotives and other critical railroad items from suppliers.
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as rail cars, locomotives and track materials. If the number of available rail cars is insufficient or if the cost of obtaining these rail cars either through lease or purchase increases, we might not be able to obtain rail cars on favorable terms, or at all, and shippers may seek alternate forms of transportation. As of January 1, 2012, according to the AAR, approximately 18% of the North American railcar fleet was in storage. In some cases we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our operating results, financial condition and liquidity in a particular year or quarter and could limit our ability to support new projects and achieve our growth strategy.
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
Some of our significant subsidiaries transact business in foreign countries, namely in Australia, Canada, the Netherlands and Belgium. In addition, we may consider acquisitions or other investments in other foreign countries in the future. The risks of doing business in foreign countries include:

•	adverse changes or greater volatility in the economies of those countries;

•	adverse currency movements that make goods produced in those countries that are destined for export markets less competitive;

•	adverse effects due to changes in the eurozone membership;

•	adverse changes to the regulatory environment or access regimes of those countries;

•	adverse changes to the tax laws and regulations of those countries;

•	restrictions on the withdrawal of foreign investment, or a decrease in the value of repatriated cash flows;

•	a decrease in the value of foreign sourced income as a result of exchange rate changes;

•	the actual or perceived failure by us to fulfill commitments under concession agreements;

•	the ability to identify and retain qualified local managers; and

•	the challenge of managing a culturally and geographically diverse operation.
Because some of our significant subsidiaries and affiliates transact business in foreign currencies and because a significant portion of our net income comes from the operations of our foreign subsidiaries, exchange rate fluctuations may adversely affect us and may affect the comparability of our results between financial periods.
Our operations in Australia, Canada and Europe accounted for 33%, 8%, and 2% of our consolidated operating revenues, respectively, for the year ended December 31, 2011. Our operations in Australia, Canada and Europe accounted for 32%, 7% and 1% of our long-lived assets, respectively, as of December 31, 2011. The results of operations of our foreign entities are maintained in the local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The financial statements of the Company’s foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.
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
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola to Darwin rail line expires in 2054 and our lease agreement for our other South Australia rail lines expires in 2047. If our concession agreement or lease agreements expire, we will no longer act as the below rail access provider, but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement. Further, the expiration of these agreements and the end of their term would result in the loss of the associated revenues and income. Either of these events could have a material adverse effect on our operating results, financial condition and liquidity.
Open access regimes in Australia and Europe could lead to additional competition for rail services and decreased revenues and profit margins.
The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. The Netherlands and Belgium also have open access regime that permits third-party rail operators to compete for RRF’s business. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. The loss of our customers to competitors could result in decreased revenues and profit margins, which could have a material adverse effect on our operating results, financial condition and liquidity.
Changes to the open access regimes in Australia and Europe could have a significant impact on our operations.
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
Our operating subsidiaries in Australia, the Netherlands and Belgium hold safety accreditations that are required in order for them to provide freight rail services. Continued maintenance of our safety accreditation in Australia is a requirement under our concession deeds. These safety accreditations are essential for us to conduct our business and are subject to removal and expiration. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, operational performance and financial results.
Changes to the mining tax regime in Australia could have a negative impact on our existing customers and the prospects for new customer initiatives underway.
On May 2, 2010, the Australian Government announced its intention to introduce a Resource Super Profits Tax (RSPT). On July 2, 2010, the Australian Government announced that it proposes to replace the RSPT with a new Minerals Resource Rent Tax (MRRT). The MRRT would apply to Australian entities’ iron ore and coal projects after July 2012. The MMRT passed the Australian house of representatives on November 23, 2011 and is expected to be considered by the Australian senate in 2012. In the event that such a tax is implemented, this could result in an increase in operating costs for mining assets based in Australia. The tax could also have an adverse effect on our Australian operations by reducing the volume of commodities mined in Australia for us to transport, as well as by reducing levels of demand for Australian commodities and our transportation of those commodities. Consequently, the introduction of the MRRT could have a material adverse effect on our operating results and financial condition.
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
ITEM 1B.     Unresolved Staff Comments.
None.

ITEM 2.     Properties.
Genesee & Wyoming, through our subsidiaries, currently has interests in 65 freight railroads, including 64 short line and regional freight railroads, of which 59 are located in the United States, three are located in Canada, one is located in Australia and one is located in the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally owned by others, and our holdings of such real estate are not material. Similarly, sellers typically retain mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land.
Our railroads operate over approximately 7,600 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola to Darwin rail line that we operate under a concession agreement. We also operate, through various trackage rights agreements, over 1,405 additional miles of track that is owned or leased by others under contractual track access arrangements. The track miles listed below exclude 929 miles of sidings and yards located in the United States (777 miles), Canada (87 miles) and Australia (65 miles), as well as track miles owned by others, but available to us, under open access regimes in Australia, the Netherlands and Belgium.
The following table sets forth certain information as of December 31, 2011, with respect to our railroads:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York	1899	27	(2)	Owned	CP, DMM, RSR, NS, CSXT
The Dansville and Mount Morris Railroad Company (DMM) New York	1985	8	(2)	Owned	GNWR
Rochester & Southern Railroad, Inc. (RSR) New York	1986	58	(3)	Owned	BPRR, CP, GNWR, CSXT, LAL
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	72	(4)	Owned/Leased	UP, BNSF
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania	1988	368	(5)	Owned/Leased	ALY, BR, CN, CP, CSXT, NS, PS, RSR, AVR, SB, BSOR, WNYP
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania	1992	128	(6)	Owned	BPRR, NS, CSXT
Bradford Industrial Rail, Inc. (BR) Pennsylvania	1993	4	(7)	Owned	BPRR
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	(8)	Leased	UP, PNWR, HLSC, AERC
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	(9)	Owned/Leased	BNSF, UP, WPRR, AERC, POTB, CORP
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania	1996	111	(10)	Owned	BPRR, NS
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	97	(11)	Owned	BNSF, IAIS, CN, NS, TZPR, TPW, UP, KCS
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	20	(12)	Owned	NS, CSXT
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	(13)	Leased	NS, CSXT
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	(14)	Leased	UP, BNSF, KCS
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	(15)	Leased	CSXT, NS
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	(16)	Leased	CSXT, NS
South Buffalo Railway Company (SB) New York	2001	54	(17)	Owned/Leased	BPRR, CSXT, NS, CP, CN
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire and Vermont	2002	143	(18)	Owned	PARX, SLQ
York Railway Company (YRC) Pennsylvania	2002	42	(18)	Owned	CSXT, NS
Utah Railway Company (UTAH) Utah	2002	108	(19)	Owned	UP, BNSF

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	(20)	Owned	UP, BNSF
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	(21)	Owned	CSXT, NS, CHAT, HAL
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	(21)	Owned	UP, KCS, FP
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	(21)	Owned	UP, KCS, ALM
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	(22)	Leased	CN, UP, NS, BNSF, TPW, KJRY,IAIS, IMRR, CIRY
Golden Isles Terminal Wharf (GITW) Georgia	2004	7	(23)	Owned	CSXT
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	(24)	Leased	CSXT, SM
AN Railway, L.L.C. (AN) Florida	2005	96	(25)	Leased	CSXT
Atlantic & Western Railway, L.P. (ATW) North Carolina	2005	11	(26)	Owned	CSXT, NS
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	(26)	Owned	CSXT, NS, CHAT
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	(27)	Owned/Leased	CSXT, NS
Galveston Railroad, L.P. (GVSR) Texas	2005	38	(28)	Leased	BNSF, UP
Georgia Central Railway, L.P. (GC) Georgia	2005	171	(29)	Owned/Leased	CSXT, NS
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	(26)	Owned	CSXT
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	(26)	Owned	BNSF, UP
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	145	(30)	Owned/Leased	CSXT, KCS, NS, AGR, BNSF
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	(31)	Leased	CSXT
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	(26)	Owned	CN
Valdosta Railway, L.P. (VR) Georgia	2005	10	(26)	Owned	CSXT, NS
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	(26)	Owned	CSXT
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	(32)	Leased	CSXT
Chattahoochee Bay Railroad, Inc. (CHAT) Georgia	2006	26	(33)	Owned	BAYL, NS, CIRR, CSXT, HAL
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	(34)	Owned	CSXT
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	(35)	Leased	NS
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	38	(35)	Owned	NS, KCS, CAGY, GTRA
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	162	(35)	Owned	NS, KCS, LXVR, AGR, CN, GTRA, CSXT
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	(36)	Owned	CSXT
The Columbus and Ohio River Rail Road Company (CUOH) Ohio	2008	247	(36)	Owned/Leased	CSXT, NS, OHCR, OSRR
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	(36)	Owned	CSXT, NS, OHPA, YB
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	(36)	Owned	CSXT, CUOH, NS, WE, OSRR, RJCL
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	(36)	Owned	CSXT, MVRR, NS, YB, YSRR
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	(36)	Owned	CUOH, NS, OHCR

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	NOTES	STRUCTURE	CONNECTING CARRIERS (1)
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	(36)	Owned	CSXT, NS, PAM
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	(36)	Leased	NS, YB
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	(36)	Leased	CSXT, NS, YB
The Youngstown Belt Railroad Company (YB) Ohio	2008	13	(36)	Owned	CSXT, MVRR, NS, WTRR, YARR, OHPA
Georgia Southwestern Railroad, Inc. (GSWR) Georgia	2008	234	(37)	Owned/Leased	NS, CSXT, HAL
Arizona Eastern Railway (AZER) Arizona, New Mexico	2011	200	(38)	Owned	UP
Hilton & Albany Railroad, Inc, (HAL) Georgia	2011	55	(39)	Leased	NS, GSWR, CHAT, CIRR
CANADA:
Huron Central Railway Inc. (HCRY) Canada	1997	173	(40)	Owned/Leased	CP, CN
Quebec Gatineau Railway Inc. (QGRY) Canada	1997	307	(41)	Owned/Leased	CP, CN
St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Canada	2002	95	(18)	Owned	CP, CN, MMA, SLR
AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	(42)	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	(43)	Leased/Open Access
EUROPE:
Rotterdam Rail Feeding, B.V. (RRF)	2008	—	(44)	Open Access

(1)	See Legend of Connecting Carriers following this table.

(2)	Includes 13 miles obtained in 1982. The GNWR and DMM are now operated by RSR.

(3)	In addition, RSR has haulage contracts over 52 miles of NS that are terminable at will and 70 miles of CSX that expire in 2013.

(4)	Includes 24 miles under lease with UP. In addition, LDRR operates by trackage rights over 148 miles of UP and over 190 miles with BNSF under an agreement that expires in 2099.

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

(8)
All under lease with UP expiring in 2013, with a 10-year renewal unless terminated by either party. If the lease terminates, UP is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, WPRR operates over 41 miles of UP under a concurrent trackage rights agreement.

(9)
Includes more than four miles under lease with POTB expiring in 2012 and 60 miles under lease with UP expiring in 2015 with a 10-year renewal unless terminated by either party. If the lease terminates, UP is obligated to reimburse us for pre-approved leasehold improvements, subject to certain limitations. Includes over 76 miles under lease with BNSF, expiring in 2017. If the lease terminates, BNSF is obligated to reimburse us for leasehold improvements, subject to certain limitations. In addition, PNWR operates by trackage rights over two miles of UP expiring in 2015 and three miles under temporary agreement. PNWR also has haulage contracts over 49 miles of UP, 13 miles of BNSF and two miles of Portland Terminal Railroad Company (PTR), expiring in 2016, 2017 and 2016, respectively. Includes 56 miles and 92 miles operated pursuant to a perpetual rail service easement from the State of Oregon.

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

(16)
All under lease with the Georgia Port Authority expiring in 2014 with the option to extend through 2030. If the lease terminates, the Georgia Port Authority is obligated to reimburse us for leasehold improvements, subject to certain limitations.

(17)	SB was acquired from Bethlehem Steel in October 2001.

(18)
Subsidiaries of Emons Transportation Group, Inc., acquired in February 2002. SLR includes three miles which are under lease from the Lewiston & Auburn Railroad expiring in 2043. In addition, SLR operates via two freight easements over 10 miles and 14 miles with the State of Maine – Department of Transportation which both expire in 2017.

(19)
UTAH was acquired in 2002 from Mueller Industries, Inc. In addition, UTAH operates by trackage rights over 179 miles of UP under a 99 year agreement expiring in 2095. UTAH shall have the right to terminate agreement upon 12 months written notice to UP. UTAH also operates by trackage rights on behalf of BNSF over 148 miles of UP that is renewable in perpetuity unless terminated by either party upon 180 days prior notice to the other.

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

(36)
The Company purchased 100% of the equity interest of Summit View, Inc. in October 2008. Summit View, Inc. was the parent company of 10 short line railroads known as the Ohio Central Railroad System (OCR). CUOH includes over 126 miles under an operating agreement with the Ohio Rail Development Commission expiring in 2012, subject to a five-year renewal and more than 82 miles with CSX. In addition, CUOH operates by trackage rights over 23 miles with NS, over four miles with Sugarcreek Real Estate Investment Trust and five miles with CSX. CUOH also operates by perpetual trackage rights over six miles with Environmental Logistics Services. In addition, OHCR operates by trackage rights over 22 miles with RJ Corman and by perpetual trackage rights over two miles with WE. In addition, OHPA operates by perpetual trackage rights over one mile with Allied Erecting. In addition, OSRR operates by trackage rights over 21 miles with NS expiring in 2014 and over one mile with Brockway Realty. Includes the WTRM under a year-to-year lease with the Economic Development Rail II Corporation. Includes the YARR under lease with the Economic Development Rail Corporation expiring in 2013. In addition, YBRR operates by trackage rights over 17 miles with NS.

(37)	The Company, through a wholly owned subsidiary, acquired 100% of GSWR in October 2008. GSWR leases 104 miles from the State of Georgia and 50 miles from NS that expire in 2022 and 2015, respectively.

(38)	Acquired in September 2011, operates by trackage rights over approximately 50 miles of UP that is renewable in perpetuity unless terminated by either party upon 180 days prior notice to the other.

(39)
All under lease with NS expiring in 2032 with the option to extend through 2052 and then automatically renews for one year terms unless terminated by either party upon no less than 90 days notice to the next renewal date.

(40)	All under lease with CP expiring in 2040 with the option to extend through 2050.

(41)
Includes 18 miles that are under lease with CP expiring in 2017, with renewal options subject to both parties' consent. In addition, QGRY operates by trackage rights over 65 miles of CP that expire in 2017, subject to renewal.

(42)	All under lease from the Government of South Australia expiring in 2047. GWA also has access to additional miles pursuant to Australia’s open access regime.

(43)
Acquired in December 2010, operated pursuant to a concession deed with the AustralAsia Railway Corporation, expiring in 2054. GWA North also has access to additional track miles pursuant to Australia’s open access regime.

(44)
The Company purchased 100% of RRF in April 2008. RRF operates primarily in the Port of Rotterdam as well as in the Port of Antwerp under the name Antwerp Rail Feeding , in each case pursuant to an open access regime.

Legend of Connecting Carriers

AERC	Albany & Eastern Railroad Company
AGR	Alabama & Gulf Coast Railway LLC
AVR	Allegheny Valley Railroad Company
BNSF	BNSF Railway Company
BSOR	Buffalo Southern Railroad, Inc.
CIRY	Central Illinois Railroad Company
CN	Canadian National Railways
CORP	Central Oregon & Pacific Railroad
CP	Canadian Pacific Railway Company
CSXT	CSX Transportation, Inc.
GTRA	Golden Triangle Railroad
HLSC	Hampton Railway, Inc.
IAIS	Iowa Interstate Railroad, Ltd.
KCS	The Kansas City Southern Railway Company
KJRY	Keokuk Junction Railway
LAL	Livonia, Avon & Lakeville Railroad Corp.
MMA	Montreal, Maine & Atlantic Railway, Ltd.
NS	Norfolk Southern Railway Company
PAM	Pittsburgh, Allegheny & McKees Rocks Railroad Company
PARX	Pan American Railway Company
POTB	Port of Tillamook Bay Railroad
RJCL	R.J. Corman Railroad Co./Cleveland Line
SM	St. Marys Railroad Company
TPW	Toledo, Peoria & Western Railway Corporation
UP	Union Pacific Railroad Company
WE	Wheeling & Lake Erie Railway Co.
WNYP	Western New York & Pennsylvania Railroad LLC
YSRR	Youngstown & Southeastern Railroad Company Inc.

EQUIPMENT
As of December 31, 2011, the rolling stock of our continuing operations consisted of 595 locomotives, of which 574 were owned and 21 were leased, and 13,799 rail cars, of which 3,484 were owned and 10,315 were leased. A breakdown of the types of rail cars owned and leased by our continuing operations is set forth in the table below:

	Owned	Leased	Total
Rail Cars by Car Type:
Box	960	6,021	6,981
Hoppers	929	691	1,620
Flats	850	455	1,305
Covered hoppers	260	1,899	2,159
Gondolas	296	1,229	1,525
Tank cars	16	18	34
Maintenance of way	156	—	156
Crew cars	17	2	19
	3,484	10,315	13,799

ITEM 3.     Legal Proceedings.
From time to time we are a defendant in certain lawsuits resulting from our operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from dispositions of the pending lawsuits. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to our results of operations or have a material adverse effect on our financial position or liquidity.
ITEM 4.     Mine Safety Disclosures.
Not applicable.

PART II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Market Information
Our Class A common stock publicly trades on the NYSE under the trading symbol “GWR”. The tables below show the range of high and low actual trade prices for our Class A common stock during each quarterly period of 2011 and 2010. Our Class B common stock is not publicly traded.

Year Ended December 31, 2011	High	Low
4th Quarter	$62.50	$44.38
3rd Quarter	$61.00	$44.44
2nd Quarter	$63.73	$52.74
1st Quarter	$59.04	$50.42
Year Ended December 31, 2010	High	Low
4th Quarter	$53.42	$41.52
3rd Quarter	$44.28	$35.71
2nd Quarter	$41.62	$32.00
1st Quarter	$34.92	$28.41
Number of Holders
On February 17, 2012, there were 285 Class A common stock record holders and 14 Class B common stock record holders.
Dividends
We did not pay cash dividends in the years ended December 31, 2011 and 2010. We do not intend to pay cash dividends for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and, subject to applicable law and any restrictions contained in our credit agreement and note purchase agreement. For more information on contractual restrictions on our ability to pay dividends, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”
Securities Authorized for Issuance Under Equity Compensation Plans
See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under our equity compensation plan.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

2011	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	—	—	—	—
November 1 to November 30	563	$60.59	—	—
December 1 to December 31	—	—	—	—
Total	563	$60.59	—	—
(1) The 563 shares acquired in the three months ended December 31, 2011 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards made under our Second Amended and Restated 2004 Omnibus Incentive Plan.

ITEM 6.     Selected Financial Data.
The following selected consolidated income statement and consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, have been derived from our consolidated financial statements. Historical information has been reclassified to conform to the presentation of noncontrolling interest. All of the information should be read in conjunction with the consolidated financial statements and related notes included in “Part IV. Item 15. Exhibits, Financial Statement Schedules” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
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

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$829,096	$630,195	$544,866	$601,984	$516,167
Operating expenses	637,317	499,785	445,544	486,053	419,339
Income from operations	191,779	130,410	99,322	115,931	96,828
Gain on sale of investments	907	—	391	—	—
Interest income	3,243	2,397	1,065	2,093	7,813
Interest expense	(38,617)	(23,147)	(26,902)	(20,610)	(14,735)
Other income/(expense), net	712	(827)	2,115	470	889
Income from continuing operations before income taxes	158,024	108,833	75,991	97,884	90,795
Provision for income taxes	38,531	30,164	15,916	24,909	21,548
Income from continuing operations, net of tax	119,493	78,669	60,075	72,975	69,247
(Loss)/income from discontinued operations, net of tax	(9)	2,591	1,398	(501)	(14,072)
Net income	119,484	81,260	61,473	72,474	55,175
Less: Net income attributable to noncontrolling interest	—	—	(146)	(243)	—
Net income attributable to Genesee & Wyoming Inc.	$119,484	$81,260	$61,327	$72,231	$55,175
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$2.99	$2.02	$1.66	$2.28	$2.00
Weighted average shares—Basic	39,912	38,886	36,146	31,922	34,625
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$2.79	$1.88	$1.54	$2.00	$1.77
Weighted average shares—Diluted	42,772	41,889	38,974	36,348	39,148
BALANCE SHEET DATA AT YEAR-END:
Total assets	$2,294,157	$2,067,560	$1,697,032	$1,587,281	$1,077,801
Long-term debt (excluding portion due within one year) and capital leases	$569,026	$475,174	$421,616	$535,231	$270,519
Equity	$960,634	$817,240	$688,877	$479,414	$430,981

(1)	On September 1, 2011, we acquired the stock of AZER with net assets of $90.3 million.

(2)
On December 1, 2010, we acquired $320.0 million of net assets from FreightLink. In 2010, we incurred $28.2 million of acquisition-related expenses charged to earnings related to this transaction. In addition, we reversed $2.3 million of accrued restructuring expense related to our Huron Central Railway Inc. (HCRY).

(3)	In 2009, we acquired the 12.6% interest in Maryland Midland Railway, Inc. that we did not already own for $4.4 million. In addition, with respect to HCRY, we recorded a non-cash write-down of non-current assets of $6.7 million and $2.3 million of restructuring expense, which were partially offset by a tax benefit of $3.6 million.

(4)
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

(5)
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
Outlook for 2012
Safety
Operating safe railroads benefits our employees, our customers, our shareholders and the communities we serve. We have led the railroad industry in safety for the past three years and our goal for 2012 is to continue this trend. A reduction of grade crossing incidents is also an important aspect of our safety programs, and we remain actively involved in this effort through our participation in Operation Lifesaver in the communities where we operate.
Financial Expectations
We expect the North American and Australian economies to be relatively stable in 2012. We expect the European economy to be somewhat weaker. We expect our revenues to increase due to the full year impact of the Arizona Eastern Railway acquisition and growth in same railroad freight revenues. However, during the first quarter of 2012 we expect the same railroad revenues to be negatively impacted by the Edith River Derailment and the interruptions in service on the Adelaide to Darwin corridor. We maintain insurance for damages and claims associated with the Edith River Derailment and expect our insurance recovery to reimburse a portion of the lost revenues and associated expenses during the remainder of 2012.
Specifically, we expect same railroad freight revenues to increase in 2012 primarily due to higher average revenues per carload as a result of (1) increases in North American rail pricing, (2) the current strength of the Australian and Canadian dollars versus the United States dollar and (3) increases in fuel surcharges as a result of higher fuel prices. Finally, we anticipate the start up of a new iron ore contract with Southern Iron in the fourth quarter of 2012 that should contribute approximately $50 million annually in revenue when the customer begins to ship at full capacity.
We anticipate same railroad carload volumes will be relatively flat year over year as growth across most commodity groups is offset by a decline in coal traffic. During the first half of 2012, coal traffic is expected to decline primarily due to a combination of warm winter weather in the United States, low natural gas prices and temporary outages at two of the coal fired power plants we serve for repairs and upgrades. In addition, repairs associated with the Edith River Derailment will be ongoing during the first quarter of 2012, which will negatively impact our carload volumes in Australia.
We expect same railroad non-freight revenues to be relatively flat in 2012. We expect higher industrial and port terminal switching revenues, but we expect same railroad demurrage and storage income to decline, primarily due to fewer third-party cars stored on our railroads. We also closed our drayage (trucking) business in the fourth quarter of 2011.
We expect same railroad operating expenses to increase in 2012 primarily due to four factors. First, we expect an increase in transportation expense due to the expansion of our business in Australia. Second, we expect that diesel fuel expense will be higher in 2012 than in 2011 due to higher fuel prices. Third, we anticipate higher depreciation expense in 2012 due to the higher levels of our capital spending in recent years. Fourth, we expect higher operating expenses as a result of the current strength of the Australian and Canadian dollar and the Euro relative to the United States dollar.
Overall, we believe our operating income will increase in 2012 as a result of the growth in our same railroad revenues and contributions from acquisitions. Further, we expect the final delivery of new high horsepower locomotives in the second quarter of 2012 to increase our operating efficiency.

United States Short Line Tax Credit
The United States Short Line Tax Credit expired on December 31, 2011. In 2011, the Short Line Tax Credit lowered our effective tax rate by 6.5%. Bipartisan support for an extension of the Short Line Tax Credit exists, but the likelihood of a retroactive extension of the tax credit in 2012 is uncertain.
Capital Plan
We expect to make capital investments totaling approximately $134 million in 2012. Of this total, approximately $76 million is planned for same railroad track and equipment improvements, approximately $13 million is planned for track and equipment expenditures on our newly acquired properties and approximately $9 million is planned for matching capital spending associated with government grant funded projects. In addition, we expect to spend approximately $36 million on business development related capital, primarily new locomotives for Australia.
Overview
We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 65 railroads organized into 10 regions, with approximately 7,600 miles of owned and leased track and 1,405 additional miles under track access arrangements. In addition, we provide rail service at 17 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers. In 2011 and 2010, we completed the acquisition of the Arizona and Eastern Railway Company (AZER) in the United States and the acquisition of FreightLink in Australia, respectively, in each case described in more detail below.
Income from continuing operations in the year ended December 31, 2011 was $119.5 million, compared with income from continuing operations of $78.7 million in the year ended December 31, 2010. Our diluted earnings per share (EPS) from continuing operations attributable to our common stockholders in the year ended December 31, 2011 were $2.79 with 42.8 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $1.88 with 41.9 million weighted average shares outstanding in the year ended December 31, 2010.
Operating revenues increased $198.9 million, or 31.6%, to $829.1 million in the year ended December 31, 2011, compared with $630.2 million in the year ended December 31, 2010. The increase in our operating revenues included $141.8 million in net revenues from new operations and an $82.9 million, or 13.2%, increase in revenues from existing operations. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Operating income in the year ended December 31, 2011 increased $61.4 million, or 47.1%, to $191.8 million, compared with $130.4 million in the year ended December 31, 2010. Our operating ratio was 76.9% in the year ended December 31, 2011, compared with an operating ratio of 79.3% in the year ended December 31, 2010. Our operating income in the years ended December 31, 2011 and 2010 included certain significant items that are set forth below (dollars in millions):

Significant items:	2011	2010
Net gain on sale and impairment of assets	$(5.7)	$(6.4)
Business/corporate development costs	$3.5	$—
Edith River Derailment costs	$1.8	$—
FreightLink acquisition-related expenses	$—	$28.2
Gain on legal settlement	$—	$(8.7)
Reversal of accrued restructuring expenses related to HCRY	$—	$(2.3)
During the year ended December 31, 2011 we generated $173.5 million in cash from operating activities from continuing operations. During the same period, we purchased $178.7 million of property and equipment, including $78.2 million for the investment in new Australian equipment, and we paid $89.9 million in net cash for acquisitions. These payments were partially offset by $22.6 million in cash received largely from government grants as well as other outside parties for capital spending and $9.5 million in proceeds from the disposition of property and equipment.
Changes in Operations
United States
On September 1, 2011, we acquired all of the capital stock of AZER. We paid the seller $89.5 million in cash at closing, which included a reduction in purchase price of $0.6 million for the estimated working capital adjustment. Based on the final working capital adjustment, we recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. We incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in our statement of operations since September 1, 2011 and are included in our North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc.

(Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long-term operating agreement.
Australia
On December 1, 2010, through our subsidiary, GWA (North) Pty Ltd (GWA North), we completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The results of operations for GWA North have been included in our consolidated statements of operations since the acquisition date. Pursuant to the Business Sale Agreement, we acquired FreightLink’s freight rail business between Tarcoola in South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink’s plant, equipment and business inventory. In addition, as part of the acquisition, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represents the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.
As a result of the acquisition, GWA North is now the concessionaire and operator of the approximately 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track access provider, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. Our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), historically operated FreightLink’s rail haulage services, provided its crews, managed its train operations and leased locomotives and wagons to FreightLink. As a result of the acquisition, for the year ended December 31, 2011, $33.9 million of GWA non-freight revenues generated from services that have historically been provided to FreightLink were eliminated in consolidation, but this elimination did not have any effect on our operating income.

Prior to the completion of the Tarcoola to Darwin rail line in 2004, potential mining projects located in the Northern Territory had no economically viable transportation link to an export port. Since the completion of the rail line, there has been an increase in mineral exploration and development in the Northern Territory and South Australia along the rail corridor. We believe the FreightLink Acquisition provides us significant organic growth opportunities as it positions us to capitalize on future mineral development in the Northern Territory and South Australia.
We financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowings of $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under the United States and Australian revolving loans, respectively, of our credit agreement. For a description of the material terms and conditions under our credit agreement, see the discussion under “—Liquidity and Capital Resources—Credit Agreement.”
Canada
In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring expenses of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $29 million at the December 31, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY committed to fund approximately C$3 million (or $3 million at the December 31, 2011 exchange rate) for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring expenses related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009 through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, we resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses within each respective line item of our statement of operations.
South America
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

Purchase Price Allocation
We accounted for the AZER and FreightLink acquisitions using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of AZER and FreightLink have been recorded at their respective acquisition-date fair values and have been consolidated with those of GWI as of their respective acquisition dates. The foreign exchange rate used to translate the FreightLink balance sheet to United States dollars was $0.96 for one Australian dollar (which was the exchange rate on December 1, 2010).
The acquisition-date fair values assigned to the acquired net assets of AZER and FreightLink were as follows (dollars in thousands):

	AZER	FreightLink
	USD	AUD	USD
Purchase Price Allocations:
Accounts receivable, net	$3,096	$161	$155
Materials and supplies	—	3,328	3,209
Prepaid expenses and other	2,319	101	97
Property and equipment	90,129	331,201	319,311
Total assets	95,544	334,791	322,772
Accounts Payable	1,794	—	—
Accrued expenses	3,418	731	705
Long-term debt	—	1,806	1,741
Deferred income tax liability	—	318	307
Net assets	$90,332	$331,936	$320,019
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
In August 2010, we recognized income from net insurance proceeds of $2.8 million ($2.8 million after-tax) in discontinued operations related to damage incurred by FCCM as a result of Hurricane Stan in 2005. We utilized capital loss carryforwards, which were previously subject to a full valuation allowance, to offset the tax on this gain.
The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the years ended December 31, 2011, 2010 and 2009. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.
Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
Operating Revenues
Overview
Operating revenues were $829.1 million in the year ended December 31, 2011, compared with $630.2 million in the year ended December 31, 2010, an increase of $198.9 million or 31.6%. The $198.9 million increase in operating revenues consisted of $141.8 million in revenues from new operations and an $82.9 million, or 13.2%, increase in revenues from existing operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. On a consolidated basis, results from new operations reflected the elimination of $25.8 million of non-freight revenues for services provided to GWA North by GWA. The $82.9 million increase in revenues from existing operations included increases of $56.7 million in freight revenues and $26.2 million in non-freight revenues. The $82.9 million increase in revenues from existing operations included $26.5 million due to a 6.3% increase in carloads, $17.8 million due to an increase in railcar switching revenues, $10.1 million due to an increase in fuel surcharge revenues, $3.8 million due to an increase in fuel sales to third parties and a benefit of $16.2 million from the impact of foreign currency appreciation.
The following table breaks down our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011				2010	Increase in Total Operations		Increase in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$582,947	$133,990	$—	$448,957	$392,272	$190,675	48.6%	$56,685	14.5%	$7,280
Non-freight revenues	246,149	7,773	(25,794)	264,170	237,923	8,226	3.5%	26,247	11.0%	8,964
Total operating revenues	$829,096	$141,763	$(25,794)	$713,127	$630,195	$198,901	31.6%	$82,932	13.2%	$16,244
Carloads	997,048	79,181	—	917,867	863,722	133,326	15.4%	54,145	6.3%
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2011 and 2010 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2011		2010		2011		2010
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2011	2010
Intermodal*	$87,657	15.1%	$7,851	2.0%	61,986	6.2%	9,011	1.0%	$1,414	$871
Coal & Coke	77,104	13.2%	73,880	18.8%	205,761	20.6%	202,267	23.4%	375	365
Farm & Food Products	67,507	11.6%	55,987	14.3%	123,326	12.4%	108,841	12.6%	547	514
Pulp & Paper	61,350	10.5%	53,652	13.7%	96,597	9.7%	88,852	10.3%	635	604
Metallic Ores	56,150	9.6%	8,513	2.2%	32,682	3.3%	11,665	1.4%	1,718	730
Metals	51,461	8.8%	36,788	9.4%	90,153	9.0%	76,343	8.8%	571	482
Minerals & Stone	47,966	8.2%	40,947	10.4%	138,709	13.9%	129,281	15.0%	346	317
Chemicals & Plastics	46,444	8.0%	38,951	9.9%	60,958	6.1%	56,515	6.5%	762	689
Lumber & Forest Products	31,502	5.4%	28,791	7.3%	64,914	6.5%	63,340	7.3%	485	455
Petroleum Products	25,915	4.5%	20,630	5.3%	30,028	3.0%	29,032	3.4%	863	711
Auto & Auto Parts	7,826	1.3%	6,962	1.8%	10,425	1.1%	10,242	1.2%	751	680
Other	22,065	3.8%	19,320	4.9%	81,509	8.2%	78,333	9.1%	271	247
Total	$582,947	100.0%	$392,272	100.0%	997,048	100.0%	863,722	100.0%	585	454
* Represents intermodal units

Total freight traffic increased by 133,326 carloads, or 15.4%, in 2011 compared with 2010. Carloads from existing operations increased by 54,145 carloads, or 6.3%, and new operations contributed 79,181 carloads.
Average freight revenues per carload increased 28.9% to $585 in 2011 compared with 2010. Average freight revenues per carload from existing operations increased 7.7% to $489. The impact on average freight revenues per carload driven by changes in the intermodal and metallic ores commodity groups were primarily the result of new operations acquired from FreightLink, which have a relatively longer length of haul than our other operations. The increase in average freight revenues per carload from existing operations included a 2.0% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average freight revenues per carload from existing operations by 2.4% and 0.2%, respectively. Other than the impacts from these factors, average freight revenues per carload from existing operations increased by 3.1%.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase in Total Operations		Increase in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Intermodal	$87,657	$79,508	$8,149	$7,851	$79,806	>100%	$298	3.8%	$140
Coal & Coke	77,104	—	77,104	73,880	3,224	4.4%	3,224	4.4%	25
Farm & Food Products	67,507	—	67,507	55,987	11,520	20.6%	11,520	20.6%	4,369
Pulp & Paper	61,350	—	61,350	53,652	7,698	14.3%	7,698	14.3%	408
Metallic Ores	56,150	47,052	9,098	8,513	47,637	>100%	585	6.9%	242
Metals	51,461	1,874	49,587	36,788	14,673	39.9%	12,799	34.8%	59
Minerals & Stone	47,966	102	47,864	40,947	7,019	17.1%	6,917	16.9%	1,514
Chemicals & Plastics	46,444	2,968	43,476	38,951	7,493	19.2%	4,525	11.6%	206
Lumber & Forest Products	31,502	10	31,492	28,791	2,711	9.4%	2,701	9.4%	40
Petroleum Products	25,915	2,471	23,444	20,630	5,285	25.6%	2,814	13.6%	55
Auto & Auto Parts	7,826	—	7,826	6,962	864	12.4%	864	12.4%	177
Other	22,065	5	22,060	19,320	2,745	14.2%	2,740	14.2%	45
Total freight revenues	$582,947	$133,990	$448,957	$392,272	$190,675	48.6%	$56,685	14.5%	$7,280
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
Coal and coke revenues increased $3.2 million, or 4.4%. Average freight revenues per carload increased 2.7%, which increased revenues by $1.9 million, and coal and coke traffic volume increased 3,494 carloads, or 1.7%, which increased revenues by $1.3 million. The carload increase was primarily due to increased demand for coal and the return of traffic to power plants that had maintenance and construction-related outages in 2010.
Farm and food products revenues increased $11.5 million, or 20.6%. Farm and food products traffic volume increased 14,485 carloads, or 13.3%, which increased revenues by $7.9 million, and average freight revenues per carload increased 6.4%, which increased revenues by $3.6 million. The carload increase was primarily due to an increase in export grain traffic in Australia and an increase in grain traffic in the midwestern United States. The increase in average freight revenues per carload included a benefit of $4.4 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. This benefit was partially offset by a decrease in average freight revenues per carload of 1.4%, which decreased revenues by $0.8 million. Because rates for Australian grain traffic have both a fixed and variable component, the increase in Australian grain traffic resulted in lower average freight revenues per carload.
Pulp and paper revenues increased $7.7 million, or 14.3%. Pulp and paper traffic volumes increased 7,745 carloads, or 8.7%, which increased revenues by $4.9 million, and average freight revenues per carload increased 5.1%, which increased revenues by $2.8 million. The carload increase was primarily due to higher pulpboard traffic in the southeastern United States and 2,730 carloads from HCRY.
Metals revenues increased $12.8 million, or 34.8%. Metals traffic volumes increased 12,495 carloads, or 16.4%, which increased revenues by $7.0 million, and average freight revenues per carload increased 15.8%, which increased revenues by $5.8 million. The carload increase was primarily due to 8,623 carloads from HCRY and an increase in carloads due to the expansion of a plant we serve in the southeastern United States, partially offset by a decrease in carloads due to start-up issues and low carbon steel demand at a plant we serve in the northeastern United States and truck competition at another plant we serve in the northeastern United States.
Minerals and stone revenues increased $6.9 million, or 16.9%. Minerals and stone average freight revenues per carload increased 8.9%, which increased revenues by $3.7 million, and traffic volumes increased 9,305 carloads, or 7.2%, which increased revenues by $3.2 million. The increase in average freight revenues per carload included a benefit of $1.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to the expansion of a plant we serve, an increase in rock salt shipments due to restocking of stockpiles in the northeastern United States and the general improvement in the economy.
Chemicals and plastics revenues increased $4.5 million, or 11.6%. Average freight revenues per carload increased 7.3%, which increased revenues by $2.8 million, and chemicals and plastics traffic volumes increased 2,318 carloads, or 4.1%, which increased revenues by $1.7 million. The carload increase was primarily due to the general improvement in the economy.
Lumber and forest products revenues increased $2.7 million, or 9.4%. Lumber and forest products average freight revenues per carload increased 6.6%, which increased revenues by $1.9 million, and traffic volumes increased 1,567 carloads, or 2.5%, which increased revenues by $0.8 million.
Petroleum products revenues increased $2.8 million, or 13.6%. Petroleum products average freight revenues per carload increased 11.7%, which increased revenues by $2.4 million, and traffic volumes increased 513 carloads, or 1.8%, which increased revenues by $0.4 million.
Other freight revenues increased $2.7 million, or 14.2%. Average freight revenues per carload increased 9.7%, which increased revenues by $1.9 million, and other traffic volumes increased 3,172 carloads, or 4.0%, which increased revenues by $0.8 million.
Freight revenues from all remaining commodities combined increased by $1.7 million.
Non-Freight Revenues
The following table compares non-freight revenues for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Railcar switching	$128,326	52.1%	$110,544	46.5%
Car hire and rental income	21,851	8.9%	24,276	10.2%
Fuel sales to third parties	18,002	7.3%	18,744	7.9%
Demurrage and storage	22,136	9.0%	24,577	10.3%
Car repair services	8,224	3.3%	7,233	3.0%
Other non-freight revenues	47,610	19.4%	52,549	22.1%
Total non-freight revenues	$246,149	100.0%	$237,923	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2011 and 2010 (dollars in thousands). In order to compare our non-freight revenues from existing operations for the year ended December 31, 2011 to our total operations for the year ended December 31, 2010, the 2011 existing operations data includes $25.8 million of non-freight revenues for services provided to GWA North by GWA for the 11-month period ended November 30, 2011, which were eliminated in our consolidated results.

	2011				2010	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Railcar switching	$128,326	$—	$(66)	$128,392	$110,544	$17,782	16.1%	$17,848	16.1%	$3,724
Car hire and rental income	21,851	117	(6,951)	28,685	24,276	(2,425)	(10.0)%	4,409	18.2%	1,508
Fuel sales to third parties	18,002	—	(4,518)	22,520	18,744	(742)	(4.0)%	3,776	20.1%	—
Demurrage and storage	22,136	16	(115)	22,235	24,577	(2,441)	(9.9)%	(2,342)	(9.5)%	183
Car repair services	8,224	85	—	8,139	7,233	991	13.7%	906	12.5%	25
Other non-freight revenues	47,610	7,555	(14,144)	54,199	52,549	(4,939)	(9.4)%	1,650	3.1%	3,524
Total non-freight revenues	$246,149	$7,773	$(25,794)	$264,170	$237,923	$8,226	3.5%	$26,247	11.0%	$8,964
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $17.8 million, or 16.1%. The increase included an $8.7 million increase in industrial switching revenues primarily as a result of new and expanded customer service contracts, a $5.5 million increase in port switching revenues primarily due to an increase in export grain and intermodal container traffic at our United States port operations, as well as new customer shipments in the Port of Rotterdam, and a $3.7 million benefit due to the impact from the change in foreign currency.
Car hire and rental income revenues increased $4.4 million, or 18.2%. The increase included a $1.5 million benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar and an increase in car hire income resulting from increased carload traffic in North America.
Fuel sales to third parties increased $3.8 million, or 20.1%, of which $4.0 million resulted from a 21.4% increase in the average price per gallon, partially offset by $0.2 million from a 1.0% decrease in gallons sold.
Demurrage and storage revenues decreased $2.3 million, or 9.5%. The decrease was primarily due to a decrease in the number of third-party rail cars being stored.
Car repair services revenues increased $0.9 million, or 12.5%.
Other non-freight revenues increased $1.7 million, or 3.1%. The increase included a benefit of $3.5 million due to the impact from the change in foreign currency exchange rates and a decrease of $1.9 million primarily due to presenting HCRY's operating expenses as a direct offset within its operating revenues in 2010.
Operating Expenses
Overview
Operating expenses were $637.3 million in the year ended December 31, 2011, compared with $499.8 million in the year ended December 31, 2010, an increase of $137.5 million, or 27.5%. The increase in operating expenses was attributable to $102.8 million from new operations and $60.5 million from existing operations. The appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $12.0 million increase in operating expenses from existing operations. Labor and benefits expense from existing operations increased $18.7 million primarily due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage and benefit increases in the year ended December 31, 2011. Operating expenses from existing operations were adversely affected by a $16.2 million increase in the price of diesel fuel, all or a substantial portion of which will be recovered through fuel surcharges and rate changes. In addition, operating expenses from existing operations included $4.4 million from an increase in diesel fuel consumption. Operating expenses from existing operations for the year ended December 31, 2011 also included $10.5 million from HCRY that were not in the year ended December 31, 2010 due to presenting HCRY's operating expenses as a direct offset within its operating revenues in 2010. On a consolidated basis, results from new operations reflect the elimination of $25.8 million of operating expenses for GWA related to services provided to GWA North.
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 76.9% in the year ended December 31, 2011 from 79.3% in the year ended December 31, 2010. While changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses, they should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses in the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$236,152	28.5%	$207,736	33.0%	$5,154
Equipment rents	43,984	5.3%	32,491	5.2%	833
Purchased services	78,710	9.5%	52,198	8.3%	3,384
Depreciation and amortization	66,481	8.0%	51,166	8.1%	1,046
Diesel fuel used in operations	88,400	10.7%	45,849	7.3%	—
Diesel fuel sold to third parties	16,986	2.0%	17,322	2.7%	—
Casualties and insurance	22,469	2.7%	14,235	2.3%	220
Materials	26,419	3.2%	22,280	3.5%	290
Net (gain)/loss on sale and impairment of assets	(5,660)	(0.7)%	(6,441)	(1.0)%	(90)
Gain on settlement	—	—%	(8,707)	(1.4)%	—
Gain on insurance recoveries	(1,061)	(0.1)%	—	—%	—
Stamp duty	—	—%	16,369	2.6%	281
Restructuring	—	—%	(2,349)	(0.4)%	(24)
Other expenses	64,437	7.8%	57,636	9.1%	859
Total operating expenses	$637,317	76.9%	$499,785	79.3%	$11,953
Labor and benefits expense was $236.2 million in the year ended December 31, 2011, compared with $207.7 million in the year ended December 31, 2010, an increase of $28.4 million, or 13.7%, of which $23.9 million was from existing operations and $4.6 million was from new operations. The increase from existing operations consisted of $6.5 million due to an increase in the average number of employees, approximately $5.5 million of benefit increases (primarily United States health care costs), $5.2 million due to the impact from the change in foreign currency exchange rates, $4.0 million from HCRY, $3.0 million from annual wage increases and $2.7 million from an increase in overtime costs. These increases were partially offset by a decrease of approximately $3.0 million in performance-based bonus awards. Our average number of employees during the year ended December 31, 2011 increased by 65 employees compared with our average number of employees during the year ended December 31, 2010.
Equipment rents expense was $44.0 million in the year ended December 31, 2011, compared with $32.5 million in the year ended December 31, 2010, an increase of $11.5 million, or 35.4%. The increase was primarily attributable to $19.9 million from new operations, partially offset by the elimination of $7.0 million of expenses incurred by GWA related to services provided to GWA North and a decrease of $1.4 million from existing operations. The decrease from existing operations included $2.2 million from reductions in locomotive and freight car rents in Europe and Canada and property rents in Australia, partially offset by a $0.8 million increase due to the impact from the change in foreign currency exchange rates.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $78.7 million in the year ended December 31, 2011, compared with $52.2 million in the year ended December 31, 2010, an increase of $26.5 million, or 50.8%. The increase was attributable to $35.6 million from new operations and a $4.8 million increase from existing operations. On a consolidated basis, results from new operations reflect the elimination of $13.9 million of expenses incurred by GWA related to services provided to GWA North in the year ended

December 31, 2011. The increase from existing operations included $3.4 million due to the impact from the change in foreign currency exchange rates.
Depreciation and amortization expense was $66.5 million in the year ended December 31, 2011, compared with $51.2 million in the year ended December 31, 2010, an increase of $15.3 million, or 29.9%. The increase was attributable to $10.3 million from new operations and a $5.0 million increase from existing operations. The increase from existing operations included $1.0 million due to the impact from the change in foreign currency exchange rates.
The cost of diesel fuel used in operations was $88.4 million in the year ended December 31, 2011, compared with $45.8 million in the year ended December 31, 2010, an increase of $42.6 million. The increase was attributable to $22.0 million from new operations and a $20.6 million increase from existing operations. The increase from existing operations was composed of $16.2 million due to a 35.3% increase in average fuel cost per gallon and $4.4 million due to a 7.1% increase in diesel fuel consumption, primarily relating to a 6.3% increase in carloads.
The cost of diesel fuel sold to third parties was $17.0 million in the year ended December 31, 2011, compared with $17.3 million in the year ended December 31, 2010, a decrease of $0.3 million, or 1.9%. On a consolidated basis, results from new operations included the elimination of $4.4 million of expenses incurred by GWA for sales to GWA North in the year ended December 31, 2011, partially offset by a $4.1 million increase from existing operations. The increase from existing operations consisted of $4.3 million resulting from a 24.8% increase in average fuel cost per gallon, partially offset by $0.2 million from a 1.0% decrease in gallons sold.
Casualties and insurance expense was $22.5 million in the year ended December 31, 2011, compared with $14.2 million in the year ended December 31, 2010, an increase of $8.2 million, or 57.8%. The increase was attributable to $4.2 million from new operations and $4.0 million from existing operations. The impact from new operations included $1.0 million from our self-insurance retention associated with track wash-outs in Australia due to heavy rains from Cyclone Carlos in late February 2011. The increase from existing operations was primarily due to higher derailment expenses in 2011 compared with 2010, including $1.0 million from our self-insurance retention associated with the Edith River Derailment as a result of flood waters associated with Cyclone Grant in Australia in late December 2011, and an increase in insurance premiums.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $26.4 million in the year ended December 31, 2011, compared with $22.3 million in the year ended December 31, 2010, an increase of $4.1 million, or 18.6%. The increase was primarily due to increased locomotive, rail car and track property repairs from existing operations due to increased traffic across most of our regions and $0.9 million from HCRY.
Net gain on sale of assets was $5.7 million in the year ended December 31, 2011, compared with $6.4 million in the year ended December 31, 2010.
Gain on settlement in the year ended December 31, 2010 of $8.7 million resulted from a legal settlement associated with a past acquisition.
Gain on insurance recoveries in the year ended December 31, 2011 of $1.1 million primarily consisted of a business interruption claim associated with Cyclone Carlos.

Stamp duty expense of $16.4 million in the year ended December 31, 2010 represents the Australian asset-transfer tax associated with the FreightLink Acquisition.
Restructuring of $2.3 million in the year ended December 31, 2010 were related to the reversal of restructuring charges associated with the second quarter 2009 impairment of HCRY, as we are no longer committed to a plan to exit HCRY.
Other expenses were $64.4 million in the year ended December 31, 2011, compared with $57.6 million in the year ended December 31, 2010, an increase of $6.8 million, or 11.8%. The increase was attributable to $6.8 million from new operations and $0.3 million from existing operations. On a consolidated basis, results from new operations include the elimination of $0.4 million of expenses incurred by GWA related to services provided to GWA North in the year ended December 31, 2011.
Other Income (Expense) Items
Interest Income
Interest income was $3.2 million in the year ended December 31, 2011, compared with $2.4 million in the year ended December 31, 2010.

Interest Expense
Interest expense was $38.6 million in the year ended December 31, 2011, compared with $23.1 million in the year ended December 31, 2010, an increase of $15.5 million, resulting primarily from higher outstanding debt due to the FreightLink Acquisition.
Provision for Income Taxes
Our effective income tax rate in the year ended December 31, 2011 was 24.4%, compared with 27.7% in the year ended December 31, 2010. The decrease in the effective tax rate for the year ended December 31, 2011 was primarily attributable to the tax effects of recent acquisitions and increased earnings in Australia, which has a lower statutory income tax rate.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the year ended December 31, 2011 was $119.5 million, compared with income from continuing operations, net of tax of $78.7 million in the year ended December 31, 2010. Our basic EPS from continuing operations attributable to our common stockholders were $2.99 with 39.9 million shares outstanding in the year ended December 31, 2011, compared with basic EPS from continuing operations attributable to our common stockholders of $2.02 with 38.9 million shares outstanding in the year ended December 31, 2010. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2011 were $2.79 with 42.8 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.88 with 41.9 million weighted average shares outstanding in the year ended December 31, 2010.
Segment Information
Our various railroad lines are organized into 10 operating regions. Since all of the regions have similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, we decided to present our financial information as two reportable segments — North American & European Operations and Australian Operations.
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011			2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$388,797	$194,150	$582,947	$336,771	$55,501	$392,272
Non-freight	168,824	59,323	228,147	158,016	61,163	219,179
Fuel sales to third parties	—	18,002	18,002	—	18,744	18,744
Total revenues	$557,621	$271,475	$829,096	$494,787	$135,408	$630,195

Operating expenses
Labor and benefits	186,467	49,685	236,152	171,669	36,067	207,736
Equipment rents	26,460	17,524	43,984	26,898	5,593	32,491
Purchased services	27,880	50,830	78,710	25,583	26,615	52,198
Depreciation and amortization	47,218	19,263	66,481	43,807	7,359	51,166
Diesel fuel used in operations	57,394	31,006	88,400	39,240	6,609	45,849
Diesel fuel sold to third parties	—	16,986	16,986	—	17,322	17,322
Casualties and insurance	14,710	7,759	22,469	12,887	1,348	14,235
Materials	24,138	2,281	26,419	20,778	1,502	22,280
Net gain on sale of assets	(5,167)	(493)	(5,660)	(6,317)	(124)	(6,441)
Gain on settlement	—	—	—	(8,707)	—	(8,707)
Gain on insurance recoveries	(43)	(1,018)	(1,061)	—	—	—
Stamp duty	—	—	—	—	16,369	16,369
Restructuring	—	—	—	(2,349)	—	(2,349)
Other expenses	48,918	15,519	64,437	51,396	6,240	57,636
Total operating expenses	$427,975	$209,342	$637,317	$374,885	$124,900	$499,785

Operating ratio	76.8%	77.1%	76.9%	75.8%	92.2%	79.3%

Income from operations	$129,646	$62,133	$191,779	$119,902	$10,508	$130,410

Interest expense	$(23,171)	$(15,446)	$(38,617)	$(21,856)	$(1,291)	$(23,147)
Interest income	$2,950	$293	$3,243	$485	$1,912	$2,397

Provision for income taxes	$26,181	$12,350	$38,531	$27,176	$2,988	$30,164

Carloads	785,377	211,671	997,048	736,552	127,170	863,722

Expenditures for additions to property & equipment, net of grants from outside parties	$(59,383)	$(96,643)	$(156,026)	$(59,153)	$(19,885)	$(79,038)
Revenues from our North American & European Operations were $557.6 million in the year ended December 31, 2011, compared with $494.8 million in the year ended December 31, 2010, an increase of $62.8 million, or 12.7%. The $62.8 million increase in revenues from our North American & European Operations included a $52.0 million increase in freight revenues and a $10.8 million increase in non-freight revenues. The $52.0 million increase in freight revenues consisted of an increase of $45.0 million from existing operations and $7.0 million from new operations. Average freight revenues per carload from existing operations increased 7.0%, which increased revenues by $23.6 million, and traffic volume from existing operations increased 43,793 carloads, or 5.9%, which increased revenues by $21.4 million. The increase in average freight revenues per carload from existing operations included $9.9 million due to a 2.8% increase in fuel surcharge revenues, $1.5 million from the appreciation of the Canadian dollar relative to the United States dollar and a 0.4% increase from the change in mix. Other than the impacts from these factors, average freight revenues per carload from existing operations increased by 3.4%. The $10.8 million increase in non-freight revenues included an increase of $7.6 million in industrial switching revenues primarily as a result of new and expanded customer contracts, a $5.5 increase in port switching revenues primarily due to an increase in export grain and intermodal traffic at our United States port operations and new customers in the Port of Rotterdam, partially offset by a decrease of $2.3 million in demurrage and storage revenues.
Operating expenses from our North American & European Operations were $428.0 million in the year ended December 31, 2011, compared with $374.9 million in the year ended December 31, 2010, an increase of $53.1 million, or 14.2%. The $53.1 million increase in operating expenses from our North American & European Operations included $48.3 million from existing operations and $4.8 million from new operations. The increase in operating expenses from existing operations included $13.5 million due to the increase in the price of diesel fuel, $10.5 million from HCRY and $1.8 million from the appreciation of the Canadian dollar and the Euro relative to the United States dollar. The increase in operating expenses from existing operations also included an $8.6 million increase in labor and benefits expense, including $4.6 million due to increased health care costs in the United States, as well as increases due to the hiring of new employees and increased overtime costs, which resulted primarily from increased traffic volumes, and annual wage increases. Operating expenses for the year ended December 31, 2010 included an $8.7 million gain from a legal settlement associated with a past acquisition and $2.3 million due to the reversal of restructuring charges associated with the second quarter 2009 impairment of HCRY.
Revenues from our Australian Operations were $271.5 million in the year ended December 31, 2011, compared with $135.4 million in the year ended December 31, 2010, an increase of $136.1 million. Revenues from existing operations increased $27.4 million, or 20.2%, and new operations generated $108.7 million in revenues. On a consolidated Australian Operations basis, our results from new operations reflected the elimination of $25.8 million of non-freight revenues for services provided to GWA North by GWA for the year ended December 31, 2011. The $27.4 million increase in revenues from existing operations included a $15.7 million increase in non-freight revenues and a $11.7 million increase in freight revenues. The $15.7 million increase in non-freight revenues from existing operations included a benefit of $7.7 million from the appreciation of the Australian dollar relative to the United States dollar and a $3.8 million increase from fuel sales to third parties. The $11.7 million increase in freight revenues from existing operations was primarily due to a benefit of $5.8 million from the appreciation of the Australian dollar relative to the United States dollar and $4.0 million from an increase of 10,352 carloads, or 8.1%. The carload increase was primarily due to export grain traffic.
Operating expenses from our Australian Operations were $209.3 million in the year ended December 31, 2011, compared with $124.9 million in the year ended December 31, 2010, an increase of $84.4 million. The $84.4 million increase in operating expenses from our Australian Operations included $72.2 million from new operations and $12.2 million from existing operations. On a consolidated Australian Operations basis, our results from new operations reflected the elimination of $25.8 million of operating expenses for GWA related to services provided to GWA North. The $12.2 million increase in operating expenses from existing operations included $10.2 million from the appreciation of the Australian dollar relative to the United States dollar.
Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
Operating Revenues
Overview
Operating revenues were $630.2 million in the year ended December 31, 2010, compared with $544.9 million in the year ended December 31, 2009, an increase of $85.3 million, or 15.7%. The $85.3 million increase in operating revenues consisted of a $76.6 million, or 14.1%, increase in revenues from existing operations and $11.6 million in revenues from new operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. In arriving at our consolidated results, we eliminated $2.9 million of non-freight revenues for services provided to GWA North by GWA for the month of December 2010. The $76.6 million increase in revenues from existing operations included increases of $47.3 million in freight revenues and $29.3 million in non-freight revenues. The $76.6 million increase in revenues included $29.4 million due to an 8.4% increase in carloads, $4.6 million due to an increase in fuel surcharge revenues, $4.0 million due to an increase in fuel sales to third parties and a net benefit of $16.7 million from the change in foreign currency exchange rates.

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
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2010 and 2009 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2010		2009		2010		2009
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2010	2009
Intermodal*	$7,851	2.0%	$411	0.1%	9,011	1.0%	4,048	0.5%	$871	$102
Coal & Coke	73,880	18.8%	70,773	21.2%	202,267	23.4%	197,021	24.9%	365	359
Farm & Food Products	55,987	14.3%	37,489	11.3%	108,841	12.6%	83,299	10.5%	514	450
Pulp & Paper	53,652	13.7%	50,882	15.2%	88,852	10.3%	89,217	11.3%	604	570
Metallic Ores	8,513	2.2%	3,693	1.1%	11,665	1.4%	8,938	1.1%	730	413
Metals	36,788	9.4%	30,895	9.3%	76,343	8.8%	63,802	8.1%	482	484
Minerals & Stone	40,947	10.4%	38,751	11.6%	129,281	15.0%	130,812	16.6%	317	296
Chemicals & Plastics	38,951	9.9%	32,956	9.9%	56,515	6.5%	49,008	6.2%	689	672
Lumber & Forest Products	28,791	7.3%	27,181	8.1%	63,340	7.3%	61,245	7.8%	455	444
Petroleum Products	20,630	5.3%	19,804	5.9%	29,032	3.4%	28,553	3.6%	711	694
Auto & Auto Parts	6,962	1.8%	4,967	1.5%	10,242	1.2%	8,036	1.0%	680	618
Other	19,320	4.9%	15,909	4.8%	78,333	9.1%	66,230	8.4%	247	240
Total	$392,272	100.0%	$333,711	100.0%	863,722	100.0%	790,209	100.0%	$454	$422

*	Represents intermodal units
Total carloads increased by 73,513 carloads, or 9.3%, in 2010 compared with 2009. The increase consisted of a 66,025 carload increase, or 8.4%, from existing operations and 7,488 carloads from new operations.
Average freight revenues per carload increased 7.6% to $454 in 2010 compared with 2009. Average freight revenues per carload from existing operations increased 5.5% to $445. This increase included a 2.7% benefit from the appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, higher fuel surcharges and changes in the commodity mix increased average freight revenues per carload by 1.3% and 0.7%, respectively. Other than the impacts from these factors, average freight revenues per carload increased 0.8%.

The following table sets forth freight revenues by new operations and existing operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010			2009	Increase in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Intermodal	$7,851	$7,488	$363	$411	$7,440	>100%	$(48)	(11.7)%	$25
Coal & Coke	73,880	—	73,880	70,773	3,107	4.4%	3,107	4.4%	1,110
Farm & Food Products	55,987	—	55,987	37,489	18,498	49.3%	18,498	49.3%	1,818
Pulp & Paper	53,652	—	53,652	50,882	2,770	5.4%	2,770	5.4%	3,537
Metallic Ores	8,513	3,626	4,887	3,693	4,820	>100%	1,194	32.3%	431
Metals	36,788	—	36,788	30,895	5,893	19.1%	5,893	19.1%	446
Minerals & Stone	40,947	—	40,947	38,751	2,196	5.7%	2,196	5.7%	123
Chemicals & Plastics	38,951	—	38,951	32,956	5,995	18.2%	5,995	18.2%	109
Lumber & Forest Products	28,791	—	28,791	27,181	1,610	5.9%	1,610	5.9%	193
Petroleum Products	20,630	168	20,462	19,804	826	4.2%	658	3.3%	402
Auto & Auto Parts	6,962	—	6,962	4,967	1,995	40.2%	1,995	40.2%	21
Other	19,320	—	19,320	15,909	3,411	21.4%	3,411	21.4%	49
Total freight revenues	$392,272	$11,282	$380,990	$333,711	$58,561	17.5%	$47,279	14.2%	$8,264
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
Coal and coke revenues increased by $3.1 million, or 4.4%. Coal and coke traffic volumes increased 5,246 carloads, or 2.7%, which increased revenues by $1.9 million, and average freight revenues per carload increased 1.7%, which increased revenues by $1.2 million. The carload increase was primarily due to increased demand for metallurgical coal and higher demand for power generation, partially offset by decreased demand due to existing steam coal stockpiles at certain customers.
Farm and food products revenues increased by $18.5 million, or 49.3%. Farm and food products traffic volumes increased 25,542 carloads, or 30.7%, which increased revenues by $13.1 million, and average freight revenues per carload increased 14.3%, which increased revenues by $5.4 million. The carload increase was primarily due to an increase in export grain traffic in Australia due to an improved grain season in 2010 compared with 2009. The increase in average freight revenues per carload included a benefit of $3.5 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar.
Pulp and paper revenues increased $2.8 million, or 5.4%. Pulp and paper average freight revenues per carload increased 5.9%, which increased revenues by $3.0 million. However, pulp and paper traffic volumes decreased 365 carloads, or 0.4%, which decreased revenues by $0.2 million. The increase in average freight revenues per carload was primarily due to a change in mix of pulp and paper traffic and a benefit of $1.1 million due to the appreciation of the Canadian dollar relative to the United States dollar.
Metallic ores revenues increased $1.2 million, or 32.3%. Metallic ores average freight revenues per carload increased 19.3%, which increased revenues by $0.7 million and traffic volumes increased 980 carloads, or 11.0%, which increased revenues by $0.5 million. The carload increase was primarily due to the termination of a 51-week strike at a mining operation we serve in Canada. The increase in average freight revenues per carload was primarily due to increased long-haul traffic.
Metals revenues increased by $5.9 million, or 19.1%. Metals traffic volumes increased 12,541 carloads, or 19.7%, which increased revenues by $6.0 million. The carload increase was primarily due to a broad-based improvement in the steel industry and increased customer shipments of pipe for the oil and gas exploration industries.
Minerals and stone revenues increased by $2.2 million, or 5.7%. Minerals and stone average freight revenues per carload increased 6.9%, which increased revenues by $2.7 million. However, minerals and stone traffic volumes decreased 1,531 carloads, or 1.2%, which decreased revenues by $0.5 million. The increase in average revenues per carload was primarily the result of a benefit of $1.8 million due to the appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload decrease was primarily due to a decrease in rock salt shipments as a result of lower restocking due to mild winter weather in the northeastern United States, partially offset by increased shipments from a new aggregates customer.
Chemicals and plastics revenues increased by $6.0 million, or 18.2%. Chemicals and plastics traffic volumes increased 7,507 carloads, or 15.3%, which increased revenues by $5.4 million, and average freight revenues per carload increased 2.5%, which increased revenues by $0.8 million. The carload increase was primarily due to increased demand as a result of improving economic conditions and shipments from customer plants that were temporarily idled in 2009.
Lumber and forest products revenues increased by $1.6 million, or 5.9%. Lumber and forest products traffic volumes increased 2,095 carloads, or 3.4%, which increased revenues by $1.0 million, and average freight revenues per carload increased 2.4%, which increased revenues by $0.7 million. The carload increase was primarily due to improvements in the export log market and a new customer contract to provide raw materials to a paper mill, partially offset by the loss of inbound raw materials for a pulp and paper mill we serve.
Autos and auto parts revenues increased by $2.0 million, or 40.2%. Autos and auto parts traffic volumes increased 2,206 carloads, or 27.5%, which increased revenues by $1.5 million, and average freight revenues per carload increased 10.0%, which increased revenues by $0.5 million. The carload increase was primarily due to an increase in production from the automobile industry in the United States and Canada. The increase in average freight revenues per carload was primarily driven by a change in our automotive traffic in Canada.
Other freight revenues increased $3.4 million, or 21.4%. Other freight traffic volumes increased 12,103 carloads, or 18.3%, which increased revenues by $3.0 million, and average freight revenues per carload increased 2.7%, which increased revenues by $0.4 million. The increase in carloads was primarily due to an increase in haulage traffic of domestic and export coal and additional shipments of municipal solid waste and construction debris.
Freight revenues from all remaining commodities combined increased by $0.6 million.
Non-Freight Revenues
The following table compares non-freight revenues for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Total	Amount	% of Total
Railcar switching	$110,544	46.5%	$98,448	46.6%
Car hire and rental income	24,276	10.2%	21,579	10.2%
Fuel sales to third parties	18,744	7.9%	15,127	7.2%
Demurrage and storage	24,577	10.3%	24,441	11.6%
Car repair services	7,233	3.0%	8,140	3.8%
Other non-freight revenues	52,549	22.1%	43,420	20.6%
Total non-freight revenues	$237,923	100.0%	$211,155	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2010 and 2009 (dollars in thousands) and includes $2.9 million of non-freight revenues for services provided to GWA North by GWA for the month of December 2010:

	2010				2009	Increase/ (Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations
	Total Operations	New Operations	Eliminations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$110,544	$—	$(6)	$110,550	$98,448	$12,096	12.3%	$12,102	12.3%
Car hire and rental income	24,276	—	(543)	24,819	21,579	2,697	12.5%	3,240	15.0%
Fuel sales to third parties	18,744	—	(359)	19,103	15,127	3,617	23.9%	3,976	26.3%
Demurrage and storage	24,577	—	—	24,577	24,441	136	0.6%	136	0.6%
Car repair services	7,233	—	—	7,233	8,140	(907)	(11.1)%	(907)	(11.1)%
Other non-freight revenues	52,549	317	(1,986)	54,218	43,420	9,129	21.0%	10,798	24.9%
Total non-freight revenues	$237,923	$317	$(2,894)	$240,500	$211,155	$26,768	12.7%	$29,345	13.9%
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
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, decreased to 79.3% in the year ended December 31, 2010 from 81.8% in the year ended December 31, 2009.
The following table sets forth a comparison of our operating expenses in the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$207,736	33.0%	$191,479	35.1%
Equipment rents	32,491	5.2%	29,272	5.4%
Purchased services	52,198	8.3%	42,435	7.8%
Depreciation and amortization	51,166	8.1%	48,110	8.8%
Diesel fuel used in operations	45,849	7.3%	33,538	6.2%
Diesel fuel sold to third parties	17,322	2.7%	14,400	2.7%
Casualties and insurance	14,235	2.3%	14,842	2.7%
Materials	22,280	3.5%	21,835	4.0%
Net (gain)/loss on sale and impairment of assets	(6,441)	(1.0)%	3,953	0.7%
Gain on settlement	(8,707)	(1.4)%	—	—%
Gain on insurance recoveries	—	—%	(3,143)	(0.6)%
Stamp duty	16,369	2.6%	—	—%
Restructuring	(2,349)	(0.4)%	2,288	0.4%
Other expenses	57,636	9.1%	46,535	8.6%
Total operating expenses	$499,785	79.3%	$445,544	81.8%
Labor and benefits expense was $207.7 million in the year ended December 31, 2010, compared with $191.5 million in the year ended December 31, 2009, an increase of $16.3 million, or 8.5%. The increase consisted of $15.1 million in higher wages and bonuses resulting primarily from our improved operating results, $6.1 million due to the net impact from the change in foreign currency exchange rates and $0.3 million from new operations, partially offset by a decrease of $5.2 million primarily due to savings achieved from cost cutting measures such as furloughed employees.
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
The cost of diesel fuel used in operations was $45.8 million in the year ended December 31, 2010, compared with $33.5 million in the year ended December 31, 2009, an increase of $12.3 million, or 36.7%. The increase included a $10.7 million increase from existing operations and $1.6 million from new operations. The increase from existing operations was composed of $8.8 million from a 26.3% increase in average fuel cost per gallon and $1.9 million due to a 4.5% increase in diesel fuel consumption.
The cost of diesel fuel sold to third parties was $17.3 million in the year ended December 31, 2010, compared with $14.4 million in the year ended December 31, 2009, an increase of $2.9 million, or 20.3%. The increase included a $3.3 million increase from existing operations partially offset by the elimination of $0.4 million of expenses incurred by GWA for sales to GWA North in the month ended December 31, 2010. The increase from existing operations consisted of $2.9 million from a 19.9% increase in average diesel fuel cost per gallon and $0.4 million resulting from a 2.4% increase in gallons sold.
Casualties and insurance expense was $14.2 million in the year ended December 31, 2010, compared with $14.8 million in the year ended December 31, 2009, a decrease of $0.6 million, or 4.1%. The decrease was attributable to a $0.7 million decrease from existing operations, partially offset by $0.1 million from new operations. The decrease from existing operations was primarily due to lower derailment expense in 2010 compared with 2009.
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
Gain on settlement of $8.7 million in the year ended December 31, 2010 resulted from a legal settlement associated with a past acquisition.
Gain on insurance recoveries of $3.1 million in the year ended December 31, 2009 included a $2.1 million gain from a business interruption claim associated with a hurricane in 2008 and $1.0 million for the replacement of assets.

Stamp duty expense of $16.4 million in the year ended December 31, 2010 represents the Australian asset-transfer tax associated with the FreightLink Acquisition.
Restructuring expenses of $2.3 million in the year ended December 31, 2009 resulted from the planned shutdown of HCRY’s operations. Due to recent commitments by the governments of Canada and the Province of Ontario, as well as certain customers, we no longer intend to cease operations. As such, in the year ended December 31, 2010 we reversed the accrued restructuring expenses of $2.3 million associated with the planned shutdown of HCRY.
Other expenses were $57.6 million in the year ended December 31, 2010, compared with $46.5 million in the year ended December 31, 2009, an increase of $11.1 million, or 23.9%. The increase was attributable to $10.4 million from existing operations and $0.7 million from new operations. The increase from existing operations was primarily due to FreightLink acquisition-related expenses.
Other Income (Expense) Items
Interest Income
Interest income was $2.4 million in the year ended December 31, 2010, compared with $1.1 million in the year ended December 31, 2009, an increase of $1.3 million due to higher cash and cash equivalents balances throughout most of 2010.
Interest Expense
Interest expense was $23.1 million in the year ended December 31, 2010, compared with $26.9 million in the year ended December 31, 2009, a decrease of $3.8 million, or 14.0%, resulting primarily from lower outstanding debt during most of 2010.
Provision for Income Taxes
Our effective income tax rate in the year ended December 31, 2010 was 27.7% compared with 20.9% in the year ended December 31, 2009. The increase in 2010 was primarily attributable to increased United States earnings at a higher marginal tax rate.

Income and Earnings Per Share from Continuing Operations
Income from continuing operations in the year ended December 31, 2010 was $78.7 million, compared with income from continuing operations of $60.1 million in the year ended December 31, 2009. Our basic EPS from continuing operations attributable to our common stockholders were $2.02 with 38.9 million shares outstanding in the year ended December 31, 2010, compared with basic EPS from continuing operations attributable to our common stockholders of $1.66 with 36.1 million shares outstanding in the year ended December 31, 2009. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2010 were $1.88 with 41.9 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.54 with 39.0 million weighted average shares outstanding in the year ended December 31, 2009. The outstanding weighted average shares for the year ended December 31, 2010 and 2009 included approximately 4.6 million and 2.4 million, respectively, weighted average shares issued in conjunction with the public offering of our Class A common stock on June 15, 2009.
Liquidity and Capital Resources
During 2011, 2010 and 2009, we generated $173.5 million, $171.8 million and $126.9 million, respectively, of cash from operating activities from continuing operations. Changes in working capital decreased net cash flows from operating activities by $36.8 million in 2011 and increased net cash flows from operating activities by $18.5 million and $3.8 million in 2010 and 2009, respectively. Of the $36.8 million for 2011, $25.6 million was due to a reduction in accounts payable and accrued expenses and $12.3 million was due to an increase in accounts receivable driven by an increase in business in 2011. The $25.6 million reduction in accounts payable and accrued expenses included $13.0 million associated with the payment of Australian stamp duty for the acquisition of FreightLink in Australia and $10.5 million due to the timing of the payment of Australian income taxes.
During 2011, 2010 and 2009, our cash used in investing activities from continuing operations was $235.1 million, $388.9 million and $54.0 million, respectively. For 2011, primary drivers of cash used in investing activities from continuing operations were $178.7 million of cash used for capital expenditures, including $78.2 million for the investment in new Australian locomotives and wagons and $89.9 million of net cash paid for acquisitions, partially offset by $22.6 million in cash received from grants from outside parties and $9.5 million in cash proceeds from the sale of property and equipment. For 2010, primary drivers of cash used in investing activities from continuing operations were $320.0 million in net cash paid for the FreightLink Acquisition and $119.8 million of cash used for capital expenditures, partially offset by $40.8 million in cash received from grants from outside parties and $10.0 million in proceeds from the disposition of property and equipment. For 2009, primary drivers of cash used in investing activities from continuing operations were $88.9 million of cash used for capital expenditures and $5.8 million of net cash paid for acquisitions, partially offset by $24.6 million in cash received from grants from outside parties, $8.3 million in proceeds from the disposition of property and equipment, $4.0 million of insurance proceeds and $3.8 million of net proceeds from the sale of our investment in Bolivia.
During 2011 and 2010, our cash provided by financing activities from continuing operations was $62.0 million and $140.0 million, respectively, compared to cash used in financing activities from continuing operations in 2009 of $7.3 million. For 2011, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $47.9 million and net cash inflows of $18.9 million from exercises of stock-based awards, partially offset by $4.7 million of debt amendment costs. For 2010, primary drivers of cash provided by financing from continuing operations were a net increase in outstanding debt of $123.2 million and net cash inflows of $19.3 million from exercises of stock-based awards, partially offset by $2.5 million of debt amendment costs. For 2009, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $116.2 million and $4.4 million of cash paid for a change in our ownership of a noncontrolling interest, partially offset by $106.6 million of proceeds from the June 2009 public offering of 4,600,000 shares of our Class A common stock at $24.50 per share and net cash inflows of $6.6 million from exercises of stock-based awards. We used the offering proceeds along with cash on hand to repay $108.0 million of our revolving credit facility, which represented the entire balance then outstanding.
At December 31, 2011, we had long-term debt, including current portion, totaling $626.2 million, which comprised 39.5% of our total capitalization and $227.2 million of unused borrowing capacity. At December 31, 2010, we had long-term debt, including current portion, totaling $578.9 million, which comprised 41.5% of our total capitalization and $192.2 million of unused borrowing capacity.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.

Cash Repatriation
At December 31, 2011, we had cash and cash equivalents totaling $27.3 million, of which $13.0 million was held in our foreign subsidiaries. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files appropriate income tax returns in each of their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2011 was $155.4 million.
Credit Agreement
On August 8, 2008, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the 2008 Agreement). The 2008 Agreement expanded the size of our senior credit facility to $570.0 million and extended the maturity date of the 2008 Agreement to October 1, 2013. The 2008 Agreement included a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($30.6 million at the December 31, 2011 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans.
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
On October 15, 2010, we entered into Amendment No. 2 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement, which provided, among other things, commitments for our United States and Australian borrowers to draw an additional $50 million revolving loan which effectively increased our revolving loan capacity from $300.0 million to $350.0 million.
On July 29, 2011, we entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement), which replaced the 2008 Agreement and the 2010 amendments. The Credit Agreement expanded the borrowing capacity of our senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Credit Agreement includes a $425.0 million revolving loan, a $200.0 million United States term loan, an A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. Under the revolving loan, we can borrow up to $425.0 million in United States dollars or we can borrow in Australian dollars, Canadian dollars or Euros, subject to the following sublimits: the Australian equivalent of $200.0 million, the Canadian equivalent of $35.0 million and the Euro equivalent of $25.0 million. The Credit Agreement allows for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros. The Credit Agreement and revolving loans are guaranteed by substantially all of our United States subsidiaries for the United States guaranteed obligations and by substantially all of our foreign subsidiaries for the foreign guaranteed obligations.
The Credit Agreement also includes (a) a $45.0 million sublimit for the issuance of standby letters of credit and (b) a sublimit for swingline loans including (i) up to $15.0 million with respect to each of the United States revolving loan, the Canadian revolving loan and the Australian revolving loan and (ii) up to $10.0 million with respect to the Euro revolving loan. Provided there is no event of default, on no more than two occasions, we may request an increase in (1) the size of the United States revolving loan and/or a term loan be made to us in an amount not to exceed $100.0 million and (2) the size of the Australian revolving loan and/or a term loan be made to our Australian subsidiaries in an amount not to exceed $50.0 million (and, together with the amount in clause (1), $100.0 million in the aggregate). Subject to various conditions, we may, one time per fiscal quarter, increase the United States revolving loan amount by reducing and reallocating by an equivalent amount all or a portion of the foreign currency sublimits described above or increase any of the foreign currency sublimits described above by reducing and reallocating by an equivalent amount all or a portion of the United States revolving loan amount.
As of December 31, 2011, our $425.0 million revolving loan consisted of $191.9 million of outstanding debt, subsidiary letters of credit guarantees of $5.9 million and $227.2 million of unused borrowing capacity.
Interest rates for the revolving and term loans are based on the LIBOR rate plus applicable margin for the United States, Canadian and European loans. The interest rates for the Australian revolving and term loans are based on the AUD BBSW plus applicable margin. As of December 31, 2011, the United States, Australian and European revolving loans had interest rates of 1.80%, 6.00% and 2.52%, respectively, and the United States, Australian and Canadian term loans had interest rates of 1.80%, 6.00% and 2.68%, respectively. As of December 31, 2011, we had a commitment fee of 0.30% on the unused borrowing capacity of the United States, Canadian, Australian and European revolving loans.
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
The Credit Agreement contains a number of covenants restricting our ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless deemed a permitted acquisition, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to documents such as the senior notes and make other restricted payments consisting of stock repurchases and cash dividends. The Credit Agreement allows us to repurchase stock and pay dividends; provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. As of December 31, 2011, we were in compliance with the covenant requirements of our Credit Agreement. Subject to maintaining compliance with these covenants, the $227.2 million of unused borrowing capacity as of December 31, 2011 is available for working capital, capital expenditures, permitted investments, permitted acquisitions, refinancing existing indebtedness and general corporate purposes.
Senior Notes
In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in July 2015. The Series C senior notes have a borrowing rate of three-month LIBOR plus 0.70% and are due in July 2012. As of December 31, 2011, the Series C senior notes had an interest rate of 1.12%.
The senior notes are unsecured but are guaranteed by substantially all of our United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting our ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates.
Financial covenants, which must be satisfied quarterly, include, among others, (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding 12 months divided by interest expense plus operating lease payments for the preceding 12 months). As of December 31, 2011, we were in compliance with these covenants.
In 2004, we completed a $75.0 million private placement of Series A senior notes. The Series A senior notes bore interest at 4.85% and matured in November 2011. On November 1, 2011, we repaid the $75.0 million of senior notes through $67.0 million of borrowings under our Credit Agreement and $8.0 million from cash and cash equivalents.
Non-Interest Bearing Loan
In 2010, as part of the FreightLink Acquisition, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $51.0 million at the exchange rate on December 31, 2011) non-interest bearing loan due in 2054. As of December 31, 2011, the carrying value of the loan was $2.0 million with an effective interest rate of 8.0%.
Equipment and Property Leases
We enter into operating leases for rail cars, locomotives and other equipment. As of December 31, 2011, we leased 10,315 rail cars and 21 locomotives. Related operating lease expense for the years ended December 31, 2011, 2010 and 2009 was $19.0 million, $13.1 million and $12.6 million, respectively. We lease certain real property, which resulted in operating lease expense for the years ended December 31, 2011, 2010 and 2009 of $4.6 million, $5.0 million and $4.6 million, respectively. In 2011, we purchased certain leased locomotive assets for $0.5 million.
We are party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease agreements in 2011.
Grants from Outside Parties
Our railroads have received a number of project grants from federal, provincial, state and local agencies and other outside parties (e.g., customers) for upgrades and construction of rail lines and upgrades of locomotives. We use the grant funds as a supplement to our normal capital programs. In return for the grants, the railroads pledge to maintain various levels of service and improvements on the rail lines that have been upgraded or constructed. We believe the levels of service and improvements required under the grants are reasonable. However, we can offer no assurance that grants from outside parties will continue to be available or that even if available, our railroads will be able to obtain them.
2012 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ended December 31, 2012 (dollars in thousands):

2012
Budgeted Capital Expenditures:
Track and equipment improvements	$149,100
New business development	36,100
Grants from outside parties	(51,800)
Net budgeted capital expenditures	$133,400
We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and new investments. We believe our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the Credit Agreement.
Contractual Obligations and Commercial Commitments
As of December 31, 2011, we had contractual obligations and commercial commitments that could affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.
The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2011 (dollars in thousands):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations (1)	$675,773	$57,146	$64,187	$503,198	$51,242
Interest on long-term debt (2)	131,280	21,283	39,304	22,521	48,172
Derivative instruments (3)	14,195	11,313	2,882	—	—
Capital lease obligations	363	22	47	50	244
Operating lease obligations	168,644	19,900	27,863	16,971	103,910
Purchase obligations (4)	91,267	66,217	25,050	—	—
Other long-term liabilities (5)	14,324	3,957	1,415	551	8,401
Total	$1,095,846	$179,838	$160,748	$543,291	$211,969

(1)
Includes an A$50.0 million (or $51.0 million at the exchange rate on December 31, 2011) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of $2.0 million as of December 31, 2011.

(2)	Assumes no change in variable interest rates from December 31, 2011.

(3)	Includes the fair value of our interest rate swap of $7.0 million and the fair value of our cross-currency swap of $7.2 million.

(4)	Includes purchase commitments for future capital expenditures.

(5)
Includes deferred compensation of $7.2 million, estimated casualty obligations of $2.0 million and certain other long-term liabilities of $1.5 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $3.6 million and our 2012 estimated contributions of $0.1 million to our pension plans.

Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments, or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us.
Our off-balance sheet arrangements as of December 31, 2011 consist of operating lease obligations, which are included in the contractual obligations table above.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects on revenues of average foreign currency exchange rates in effect during the year ended December 31, 2011 versus the year ended December 31, 2010, foreign currency translation had a positive impact on our consolidated revenues due to the strengthening of the Australian and Canadian dollars and the Euro relative to the United States dollar in the year ended December 31, 2011. Since the world’s major crude oil and refined products are traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Business Combinations
We account for businesses we acquire using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. We record the underlying net assets at their respective acquisition-date fair values. As part of this process, we identify and attribute values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in our consolidated statement of operations beginning on the respective business’s acquisition date.
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
When assessing spending for classification among capital or expense, we evaluate the substance of the respective spending. For example, costs incurred to modify a railroad bridge, either through individual projects or pre-established multi-

year programs, which substantially upgrade the bridge’s capacity to carry increased loading and/or to allow for a carrying speed beyond the original or existing capacity of the bridge, are capitalized. However, costs for replacement of routinely wearable bridge components, such as plates or bolts, are expensed as incurred. Other than a de minimis threshold under which costs are expensed as incurred, we do not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.
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
The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Gross capitalized major renewals and improvements	$107,419	$111,747	$78,967
Grants from outside parties	22,642	40,802	24,575
Net capitalized major renewals and improvements	$84,777	$70,945	$54,392
Total repairs and maintenance expense	$172,396	$128,191	$118,368

We depreciate our property and equipment on the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
Property	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	3	30
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and rail cars	5	30
Vehicles and mobile equipment	5	10
Signals and crossing equipment	10	30
Track equipment	5	10
Other equipment	3	20
We continually evaluate whether events and circumstances have occurred that indicate that our long-lived tangible assets may not be recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining life of such asset in measuring whether or not impairment has occurred. If we identify impairment of an asset, we would report a loss to the extent that the carrying value of the related asset exceeds the fair value of such asset, as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net loss/(gain) on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, we record the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2011, 2010 and 2009.
Grants from Outside Parties
Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.

Goodwill and Indefinite-Lived Intangible Assets
We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. We perform our annual impairment test as of November 30 of each year, and no impairment was recognized for the years ended December 31, 2011, 2010 and 2009, as a result of our annual impairment test. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.
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
Amortizable Intangible Assets
We perform an impairment test on amortizable intangible assets when specific impairment indicators are present. We have amortizable intangible assets valued primarily as service agreements, customer contracts or relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, the customer relationship, or the length of the contract or agreement including expected renewals.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. Our primary liability policies have self-insured retentions of up to $0.5 million per occurrence. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops. Our property damage policies have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history and general insurance market conditions.
Stock-Based Compensation
The Compensation Committee of our Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for grants to our employees under our Second Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective remaining terms as directors.
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock over the life of the option. The assumption for the life is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of our Class A common stock on the date of grant.
For the year ended December 31, 2011, compensation cost from equity awards was $7.7 million. As of December 31, 2011, the compensation cost related to non-vested awards not yet recognized was $8.9 million, which will be recognized over the next three years with a weighted average period of 1.2 years. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $2.6 million for the year ended December 31, 2011.

For the year ended December 31, 2010, compensation cost from equity awards was $7.1 million. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $2.5 million for the year ended December 31, 2010.
For the year ended December 31, 2009, compensation cost from equity awards was $6.5 million. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $1.8 million for the year ended December 31, 2009.
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
No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2011 was $155.4 million.
Other Uncertainties
Our operations and financial condition are subject to certain risks that could cause actual operating and financial results to differ materially from those expressed or forecasted in our forward-looking statements. For a complete description of our general risk factors including risk factors of foreign operations, see “Part 1. Item 1A. Risk Factors” in this Annual Report.
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

Interest Rate Risk & Risk Sensitivity
Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal cash flows from our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2011 (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt:
Series B senior notes	$—	$—	$—	$100,000	$—	$—	$100,000	$107,704
Other debt (1)	439	384	392	4,869	221	51,486	57,791	7,775
Average annual interest rate	6.31%	6.31%	6.30%	6.30%	7.97%	7.98%	6.31%
Variable rate debt:
Revolving credit facility:
Australia	$—	$—	$—	$—	$64,077	$—	$64,077	$63,229
Europe	—	—	—	—	4,342	—	4,342	4,139
United States	—	—	—	—	123,500	—	123,500	119,222
Term loans:
Australia	9,415	9,415	9,415	9,415	51,783	—	89,443	88,299
Canada	2,314	2,314	2,314	2,314	12,727	—	21,983	21,226
United States	20,000	20,000	20,000	20,000	110,000	—	190,000	183,869
Series C senior notes	25,000	—	—	—	—	—	25,000	24,822
Average annual interest rate	2.96%	3.25%	3.70%	4.17%	4.41%	0.00%	3.05%
Total	$57,168	$32,113	$32,121	$136,598	$366,650	$51,486	$676,136	$620,285
(1) Includes an A$50.0 million (or $51.0 million at the exchange rate on December 31, 2011) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of $2.0 million as of December 31, 2011 with an effective interest rate of 8.0% .
The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using United States LIBOR, Australia BBSW, Canadian LIBOR and Euro LIBOR (as of December 31, 2011). The borrowing margin is composed of a weighted average of 1.50% for United States, Australian, Canadian and European borrowings under our Credit Agreement and 0.70% for our Series C senior notes. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $4.0 million. Furthermore, if we were to refinance all of our debt obligations in the current environment, we believe we would incur interest rates no worse, and potentially better, than our current rates.
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
On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the interest rate swap represented a liability of $7.0 million as of December 31, 2011. The one-month LIBOR was set at 0.27% at December 31, 2011.
Foreign Currency Exchange Risk
As of December 31, 2011, $181.8 million of third-party debt related to our foreign operations was denominated in the currency of the countries in which our subsidiaries operate, including Australia, Canada and Europe. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to our debt service payments is limited. However, in the event foreign currency debt service, either interest, principal amortization or repayment due at maturity in July 2016, if not refinanced, is funded from our United States operations, we may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On December 1, 2010, we completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). We financed the acquisition through a combination of cash on hand and borrowings under our credit facility. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million loan receivable in the United States into a $100.6 million loan receivable. The Swap requires us to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows us to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. As a result of these quarterly net settlement payments, we realized a net expense of $5.9 million within interest (expense)/income related to the quarterly settlements of the Swap for the period ended December 31, 2011. In addition, we recognized a net gain of $0.2 million within other income/(expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on December 31, 2011. The fair value of the cross-currency swap represented a current liability of $7.2 million as of December 31, 2011. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.

The following table summarizes the impact of these foreign currency financial instruments on our statement of operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2011	2010
Quarterly settlement under cross-currency swap	Interest expense	$(5,935)	$(449)
Mark-to-market of intercompany debt	Other (expense)/income, net	(216)	6,657
Mark-to-market of cross-currency swap	Other income/(expense), net	462	(7,632)
Foreign currency forward contracts	Other expense, net	—	(716)
		$(5,689)	$(2,140)
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2011, fuel costs for fuel used in operations represented 13.9% of our total expenses. As of December 31, 2011, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that offset the impact of higher fuel prices. As of December 31, 2011, each one percentage point increase in the price of diesel fuel would result in a $0.9 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under Part IV. Item 15 following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.     Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to accomplish their objectives at the reasonable assurance level.
There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
Based on this assessment, management determined that, as of December 31, 2011, we maintained effective internal control over financial reporting.
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

ITEM 9B.     Other Information.
None.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 22, 2012, under “Election of Directors,” “Executive Officers,” and “Corporate Governance.”
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
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 22, 2012, under “Executive Compensation”, including the “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Summary Compensation Table” sections and “2011 Director Compensation.”
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,459,689	$35.93	1,018,981
Equity compensation plans not approved by security holders	—	—	—
Total	1,459,689	$35.93	1,018,981
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 22, 2012, under “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 22, 2012, under “Corporate Governance” and “Related Person Transactions and Other Information.”
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of GWI to be held on May 22, 2012, under “Approval of the Selection of Independent Auditors.”

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended
December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
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

Date:	February 24, 2012	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

February 24, 2012	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III
Mortimer B. Fuller III
February 24, 2012	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
February 24, 2012	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
February 24, 2012	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
February 24, 2012	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
February 24, 2012	Director	/S/ DAVID C. HURLEY
David C. Hurley
February 24, 2012	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
February 24, 2012	Director	/S/ ROBERT M. MELZER
Robert M. Melzer
February 24, 2012	Director	/s/ MICHAEL NORKUS
Michael Norkus
February 24, 2012	Director	/S/ ANN N. REESE
Ann N. Reese
February 24, 2012	Director	/s/ PHILIP J. RINGO
Philip J. Ringo
February 24, 2012	Director	/s/ PETER O. SCANNELL
Peter O. Scannell
February 24, 2012	Director	/s/ MARK A. SCUDDER
Mark A. Scudder

INDEX TO EXHIBITS

(3)	(i) Articles of Incorporation

The Exhibit referenced under 4.1 hereof is incorporated herein by reference.

(ii) By-laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q filed on November 9, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Annex II to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011.

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

10.3
Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and not purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K files on November 18, 2004.

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

10.5
First Supplement to Note Purchase Agreement dated as of June 1, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.3 to the Registrant's Report on Form 8-K files on June 3, 2005.

10.6
Second Supplement to Note Purchase Agreement dated as of July 26, 2005 by and among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and note purchasers party thereto is incorporated herein by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on August 1, 2005.

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

10.13
Genesee & Wyoming Inc. Amended and Restated 2004 Deferred Compensation Plan for highly compensated employees and directors dated as of December 31, 2008 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 7, 2009.**

10.14
Employment Agreement dated as of May 30, 2007, and as amended and restated December 30, 2009, by and between Genesee & Wyoming Inc. and Mortimer B. Fuller III, together with Exhibit A (Waiver and General Release Agreement), is incorporated herein by reference to Exhibit 10.21 to the Registrant’s Report on Form 10-K filed on February 26, 2010. **

10.15
Business Sale Agreement dated June 9, 2010, by and among Freight Link Pty Ltd (Receivers and Managers Appointed), Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed) (“APT”), other APT joint venture sellers, GWA (North) Pty Limited and Genesee & Wyoming Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed on August 6, 2010.

10.16
Amendment Deed to Business Sale Agreement by and among Asia Pacific Transport Pty Ltd (Receivers and Managers Appointed), Freight Link Pty Ltd (Receivers and Managers Appointed), GWA (North) Pty Limited and Genesee & Wyoming Inc. dated October 27, 2010, is incorporated herein by reference to Exhibit 10.23 to the Registrant's Report on Form 10-K filed on February 25, 2011.

10.17
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

10.18
Sale Consent Deed by and among GWA (North) Pty Ltd., The Northern Territory of Australia, The Crown in right of the State of South Australia, The AustralAsia Railway Corporation, Asia Pacific Transport Pty Limited (Receivers and Managers Appointed) dated November 19, 2010, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on November 24, 2010.

10.19
Guarantee and Indemnity (GWA) by and between Genesee & Wyoming Australia Pty Ltd and The AustralAsia Railway Corporation dated November 19, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on November 24, 2010.

10.20
Third Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 29, 2011, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K filed on August 2, 2011.

10.21	Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2011. **

10.22
Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q filed on August 5, 2011.**

10.23
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q filed on August 5, 2011.**

10.24
Form of Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q filed on August 5, 2011.**

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

*101
The following financial information from Genesee & Wyoming Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Cash Flow Statements for the Years Ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.***

*	Exhibit filed with this Report.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and changes in equity and comprehensive income present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers, LLP

Stamford, Connecticut
February 24, 2012

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 and 2010
(dollars in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$27,269	$27,417
Accounts receivable, net	165,768	132,225
Materials and supplies	14,445	13,259
Prepaid expenses and other	13,332	14,529
Deferred income tax assets, net	19,385	21,518
Total current assets	240,199	208,948
PROPERTY AND EQUIPMENT, net	1,643,589	1,444,177
GOODWILL	160,277	160,629
INTANGIBLE ASSETS, net	230,628	237,355
DEFERRED INCOME TAX ASSETS, net	2,342	2,879
OTHER ASSETS, net	17,122	13,572
Total assets	$2,294,157	$2,067,560
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$57,168	$103,690
Accounts payable	134,081	124,948
Accrued expenses	69,097	76,248
Deferred income tax liabilities, net	925	—
Total current liabilities	261,271	304,886
LONG-TERM DEBT, less current portion	569,026	475,174
DEFERRED INCOME TAX LIABILITIES, net	285,780	263,361
DEFERRED ITEMS - grants from outside parties	198,824	183,356
OTHER LONG-TERM LIABILITIES	18,622	23,543
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 and 90,000,000 shares authorized at December 31, 2011 and 2010, respectively; 52,717,553 and 51,861,249 shares issued and 40,257,656 and 39,426,351 shares outstanding (net of 12,459,897 and 12,434,898 shares in treasury) on December 31, 2011 and 2010, respectively	527	519
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 and 15,000,000 shares authorized at December 31, 2011 and 2010, respectively; 2,192,473 and 2,409,027 shares issued and outstanding on December 31, 2011 and 2010, respectively	22	24
Additional paid-in capital	385,473	358,024
Retained earnings	741,669	622,185
Accumulated other comprehensive income	37,895	40,114
Treasury stock, at cost	(204,952)	(203,626)
Total stockholders' equity	960,634	817,240
Total liabilities and stockholders' equity	$2,294,157	$2,067,560
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED December 31, 2011, 2010 and 2009
(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
OPERATING REVENUES	$829,096	$630,195	$544,866
OPERATING EXPENSES:
Labor and benefits	236,152	207,736	191,479
Equipment rents	43,984	32,491	29,272
Purchased services	78,710	52,198	42,435
Depreciation and amortization	66,481	51,166	48,110
Diesel fuel used in operations	88,400	45,849	33,538
Diesel fuel sold to third parties	16,986	17,322	14,400
Casualties and insurance	22,469	14,235	14,842
Materials	26,419	22,280	21,835
Net (gain)/loss on sale and impairment of assets	(5,660)	(6,441)	3,953
Gain on settlement	—	(8,707)	—
Gain on insurance recoveries	(1,061)	—	(3,143)
Stamp duty	—	16,369	—
Restructuring	—	(2,349)	2,288
Other expenses	64,437	57,636	46,535
Total operating expenses	637,317	499,785	445,544
INCOME FROM OPERATIONS	191,779	130,410	99,322
Gain on sale of investments	907	—	391
Interest income	3,243	2,397	1,065
Interest expense	(38,617)	(23,147)	(26,902)
Other income/(expense), net	712	(827)	2,115
Income from continuing operations before income taxes	158,024	108,833	75,991
Provision for income taxes	38,531	30,164	15,916
Income from continuing operations, net of tax	119,493	78,669	60,075
(Loss)/income from discontinued operations, net of tax	(9)	2,591	1,398
Net income	119,484	81,260	61,473
Less: Net income attributable to noncontrolling interest	—	—	(146)
Net income attributable to Genesee & Wyoming Inc.	$119,484	$81,260	$61,327
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$2.99	$2.02	$1.66
Basic earnings per common share from discontinued operations	—	0.07	0.04
Basic earnings per common share	$2.99	$2.09	$1.70
Weighted average shares—Basic	39,912	38,886	36,146
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$2.79	$1.88	$1.54
Diluted earnings per common share from discontinued operations	—	0.06	0.04
Diluted earnings per common share	$2.79	$1.94	$1.57
Weighted average shares—Diluted	42,772	41,889	38,974
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(dollars in thousands)

	GWI Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity

BALANCE, December 31, 2008	$458	$26	$214,356	$479,598	$(14,033)	$(202,342)	$1,351	$479,414
Comprehensive income, net of tax:
Net income	—	—	—	61,327	—	—	146	61,473
Currency translation adjustments	—	—	—	—	29,378	—	—	29,378
Fair market value adjustments of cash flow hedges	—	—	—	—	3,991	—	—	3,991
Pension and post-retirement medical adjustment	—	—	—	—	147	—	—	147
Comprehensive income								94,989
Proceeds from employee stock purchases	5	—	5,760	—	—	—	—	5,765
Compensation cost related to equity awards	—	—	6,031	—	—	—	—	6,031
Excess tax benefits from share-based compensation	—	—	1,152	—	—	—	—	1,152
Stock issuance proceeds, net of stock issuance costs—4,600,000 shares Class A common stock	46	—	106,568	—	—	—	—	106,614
Change in ownership of noncontrolling interest	—	—	(3,157)	—	—	—	(1,203)	(4,360)
Sale of investment in Bolivia	—	—	—	—	—	—	(294)	(294)
Treasury stock acquisitions, 14,905 shares	—	—	—	—	—	(434)	—	(434)
BALANCE, December 31, 2009	$509	$26	$330,710	$540,925	$19,483	$(202,776)	$—	$688,877
Comprehensive income, net of tax:
Net income	—	—	—	81,260	—	—	—	81,260
Currency translation adjustments	—	—	—	—	21,877	—	—	21,877
Fair market value adjustments of cash flow hedges	—	—	—	—	(1,590)	—	—	(1,590)
Pension and post-retirement medical adjustment	—	—	—	—	344	—	—	344
Comprehensive income								101,891
Proceeds from employee stock purchases	8	—	18,197	—	—	—	—	18,205
Conversion of 149,763 Class B common stock to Class A common stock	2	(2)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	7,174	—	—	—	—	7,174
Excess tax benefits from share-based compensation	—	—	1,943	—	—	—	—	1,943
Treasury stock acquisitions, 24,592 shares	—	—	—	—	—	(850)	—	(850)
BALANCE, December 31, 2010	$519	$24	$358,024	$622,185	$40,114	$(203,626)	$—	$817,240
Comprehensive income, net of tax:
Net income	—	—	—	119,484	—	—	—	119,484
Currency translation adjustments	—	—	—	—	(3,511)	—	—	(3,511)
Fair market value adjustments of cash flow hedges	—	—	—	—	1,334	—	—	1,334
Pension and post-retirement medical adjustment	—	—	—	—	(42)	—	—	(42)
Comprehensive income								117,265
Proceeds from employee stock purchases	6	—	17,427	—	—	—	—	17,433
Conversion of 216,554 Class B common stock to Class A common stock	2	(2)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	7,776	—	—	—	—	7,776
Excess tax benefits from share-based compensation	—	—	2,246	—	—	—	—	2,246
Treasury stock acquisitions, 24,999 shares	—	—	—	—	—	(1,326)	—	(1,326)
BALANCE, December 31, 2011	$527	$22	$385,473	$741,669	$37,895	$(204,952)	$—	$960,634
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED December 31, 2011, 2010 and 2009
(dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,484	$81,260	$61,473
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(income) from discontinued operations	9	(2,591)	(1,398)
Depreciation and amortization	66,481	51,166	48,110
Compensation cost related to equity awards	7,776	7,174	6,031
Excess tax benefit from share-based compensation	(2,820)	(1,975)	(1,234)
Deferred income taxes	26,291	12,009	7,558
Stamp duty	—	12,625	—
Net (gain)/loss on sale and impairment of assets	(5,660)	(6,441)	3,953
Gain on sale of investments	(907)	—	(391)
Gain on insurance recoveries	(1,061)	—	(3,143)
Insurance proceeds received	646	—	2,175
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(12,307)	(18,402)	16,082
Materials and supplies	(1,206)	(205)	(170)
Prepaid expenses and other	3,543	(762)	(622)
Accounts payable and accrued expenses	(25,556)	36,243	(10,940)
Other assets and liabilities, net	(1,235)	1,651	(550)
Net cash provided by operating activities from continuing operations	173,478	171,752	126,934
Net cash (used in)/provided by operating activities from discontinued operations	(13)	933	(746)
Net cash provided by operating activities	173,465	172,685	126,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(178,668)	(119,840)	(88,865)
Grant proceeds from outside parties	22,642	40,802	24,575
Cash paid for acquisitions, net of cash acquired	(89,935)	(320,023)	(5,780)
Insurance proceeds for the replacement of assets	—	—	3,996
Proceeds from the sale of investments	1,369	208	3,778
Proceeds from disposition of property and equipment	9,464	9,991	8,313
Net cash used in investing activities from continuing operations	(235,128)	(388,862)	(53,983)
Net cash provided by investing activities from discontinued operations	—	1,831	1,774
Net cash used in investing activities	(235,128)	(387,031)	(52,209)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(533,544)	(82,296)	(214,153)
Proceeds from issuance of long-term debt	581,394	205,446	98,000
Debt amendment/issuance costs	(4,742)	(2,514)	—
Proceeds from employee stock purchases	17,433	18,205	5,765
Treasury stock acquisitions	(1,326)	(850)	(434)
Stock issuance proceeds, net of stock issuance costs	—	—	106,614
Cash paid for change in ownership of noncontrolling interest	—	—	(4,360)
Excess tax benefit from share-based compensation	2,820	1,975	1,234
Net cash provided by/(used in) financing activities from continuing operations	62,035	139,966	(7,334)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(521)	(4,009)	6,831
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	1	99	538
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(148)	(78,290)	74,014
CASH AND CASH EQUIVALENTS, beginning of year	27,417	105,707	31,693
CASH AND CASH EQUIVALENTS, end of year	$27,269	$27,417	$105,707
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND CUSTOMERS:
Genesee & Wyoming Inc. and its subsidiaries (the Company) currently have interests in 65 railroads, of which 59 are located in the United States, three are located in Canada, two are located in Australia and one is located in the Netherlands and Belgium. From January 1, 2009 to December 31, 2011, the Company acquired three railroads (two in the United States and one in Australia), sold its operations in Mexico and sold substantially all of its investments in South America. Through its subsidiaries, the Company owns and operates short line and regional freight railroads and provides rail car switching and ancillary rail services. In addition, the Company also operates a railroad that runs approximately 1,400 miles between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. See Note 3, Changes in Operations, for descriptions of the Company’s changes in operations in recent years.
A large portion of the Company’s operating revenues is attributable to industrial customers operating in the electricity generation, farm and food products and paper and forest products industries. Freight revenues from the Company’s 10 largest freight customers accounted for approximately 24%, 22% and 21% of the Company’s operating revenues in 2011, 2010 and 2009, respectively.
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
Revenue Recognition
Railroad revenues are estimated and recognized as shipments initially move onto the Company’s tracks, which, due to the relatively short duration of haul, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.
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
Business Combinations
The Company accounts for businesses it acquires using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The Company records the underlying net assets at their respective acquisition-date fair values. As part of this process, the Company identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statement of operations beginning on the respective business’s acquisition date.
Property and Equipment
Property and equipment are carried at cost. Major renewals or improvements to property and equipment are capitalized, while routine maintenance and repairs are expensed when incurred. The Company incurs maintenance and repair expenses to keep its operations safe and fit for existing purpose. Major renewals or improvements are undertaken to extend the useful life or increase the functionality of the asset, or both. Other than a de minimis threshold under which costs are expensed as incurred, the Company does not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.
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
Depreciation is provided on the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

	Estimated Useful Life
Property	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	3	30
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and rail cars	5	30
Vehicles and mobile equipment	5	10
Signals and crossing equipment	10	30
Track equipment	5	10
Other equipment	3	20
The Company reviews its long-lived tangible assets for impairment whenever events and circumstances indicate that the carrying amounts of such assets may not be recoverable. When factors indicate that assets may not be recoverable, the Company uses an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not impairment has occurred. If impairment is identified, a loss would be reported to the extent that the carrying value of the related assets exceeds the fair value of those assets as determined by valuation techniques applicable in the circumstances. Losses from impairment of assets are charged to net (gain)/loss on sale and impairment of assets within operating expenses.

Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2011, 2010 or 2009.
Grants from Outside Parties
Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment review as of November 30 of each year. No impairment was recognized for the years ended December 31, 2011 or 2010. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.
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
Amortizable Intangible Assets
The Company is required to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as service agreements, customer contracts or relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the the facility served, customer relationship, or the length of the contract or agreement including expected renewals.
Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains property and liability insurance coverage to mitigate the financial risk of providing rail and rail-related services. The Company’s primary liability policies have a self-insured retention of up to $0.5 million per occurrence. With respect to the transportation of hazardous commodities, the liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. Accruals for Federal Employment Liability Act (FELA) claims by the Company’s railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops. The Company’s property damage policies have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million.
Earnings per Share
Common shares issuable under unexercised stock options calculated under the treasury stock method and weighted average Class B common shares outstanding are the only reconciling items between the Company’s basic and diluted weighted average shares outstanding. The total number of options used to calculate weighted average share equivalents for diluted earnings per share as of December 31, 2011, 2010 and 2009, was as follows (in thousands):

	2011	2010	2009
Options used to calculate weighted average share equivalents	1,460	1,801	2,296

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	2011	2010	2009
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$119,493	$78,669	$59,929
(Loss)/income from discontinued operations, net of tax	(9)	2,591	1,398
Net income	$119,484	$81,260	$61,327

Denominators:
Weighted average Class A common shares outstanding—Basic	39,912	38,886	36,146
Weighted average Class B common shares outstanding	2,257	2,528	2,561
Dilutive effect of employee stock grants	603	475	267
Weighted average shares—Diluted	42,772	41,889	38,974
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:

Basic:
Earnings per common share from continuing operations	$2.99	$2.02	$1.66
Earnings per common share from discontinued operations	—	0.07	0.04
Earnings per common share	$2.99	$2.09	$1.70

Diluted:
Earnings per common share from continuing operations	$2.79	$1.88	$1.54
Earnings per common share from discontinued operations	—	0.06	0.04
Earnings per common share	$2.79	$1.94	$1.57
On June 15, 2009, the Company completed a public offering of 4.6 million shares of its Class A common stock at $24.50 per share.

The following total number of Class A common stock issuable under the assumed exercises of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	2011	2010	2009
Anti-dilutive shares	126	312	1,597
Income Taxes
The Company files a consolidated United States federal income tax return, which includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in each of their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. The provision for, or benefit from, income taxes includes deferred taxes resulting from temporary differences using a balance sheet approach. Such temporary differences result primarily from differences in the carrying value of assets and liabilities for financial reporting and tax purposes. Future realization of deferred income tax assets is dependent upon the Company’s ability to generate sufficient taxable income. The Company evaluates on a quarterly basis whether, based on all available evidence, the deferred income tax assets will be realizable. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized.
Stock-Based Compensation
The Compensation Committee of the Company’s Board of Directors (Compensation Committee) has discretion to determine grantees, grant dates, amounts of grants, vesting and expiration dates for stock-based compensation awarded to the Company’s employees through the Company’s Second Amended and Restated 2004 Omnibus Incentive Plan (the Omnibus Plan). The Omnibus Plan permits the issuance of stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the Omnibus Plan’s purpose. Under the terms of the awards, equity grants for employees generally vest over three years and equity grants for directors vest over their respective terms as directors.
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and volatility of the stock over the life of the option. The assumption for the life is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of the Company’s Class A common stock on the date of grant.

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
Risks and Uncertainties
The global economy, which experienced a significant downturn in late 2008 and throughout 2009 that included widespread recessionary conditions, high levels of unemployment, significant distress of global financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, began to improve in 2010. While some economic indicators trended positively, the overall rate of global recovery experienced during 2011 has been uneven and uncertainty remains over the stability of the recovery. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable or that they will enhance conditions in markets relevant to the Company. In addition, it is difficult to determine how the general macroeconomic and business conditions will impact the Company’s customers, suppliers and business in general. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. A decline in current macroeconomic or financial conditions could have a material adverse effect on the Company’s operating results, financial condition and liquidity.
3. CHANGES IN OPERATIONS:
United States
On September 1, 2011, the Company acquired all of the capital stock of Arizona Eastern Railway Company (AZER). The Company paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $0.6 million for the estimated working capital adjustment. Based on the final working capital adjustment, the Company recorded an additional

$0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. The Company incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in the Company’s statement of operations since September 1, 2011, and are included in the Company’s North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long-term operating agreement.
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
As a result of the acquisition, GWA North is now the concessionaire and operator of the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track access provider, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), has historically operated FreightLink’s rail haulage services and provided its crews, managed its train operations and also leased locomotives and wagons to FreightLink. As a result of the acquisition, for the year ended December 31, 2011, $33.9 million of GWA non-freight revenues generated from services that have historically been provided to FreightLink were eliminated in consolidation, but this elimination did not have any effect on operating income of the Company.

The Company incurred $28.2 million of acquisition costs related to this transaction through December 31, 2010, which were recorded in earnings as follows: $16.4 million within stamp duty (an Australian asset transfer tax), $11.0 million within other expenses and $0.8 million within labor and benefits.
The Company financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under the United States and Australian revolving loans, respectively, of the Company's credit agreement. For a description of the material terms and conditions under the credit agreement, see Note 7, Long-Term Debt.
Canada
In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $29 million at the December 31, 2011 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY committed to fund approximately C$3 million (or $3 million at the December 31, 2011 exchange rate) of infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009, through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, the Company resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses within each respective line item of the statement of operations.

South America
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
Purchase Price Allocation
The Company accounted for the AZER and FreightLink acquisitions using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting, the assets and liabilities of AZER and FreightLink have been recorded at their respective acquisition-date fair values and have been consolidated with those of the Company as of their respective acquisition dates. The foreign exchange rate used to translate the FreightLink balance sheet to United States dollars was $0.96 for one Australian dollar (which was the exchange rate on December 1, 2010).
The acquisition-date fair values assigned to the acquired net assets of AZER and FreightLink were as follows (dollars in thousands):

	AZER	FreightLink
Purchase Price Allocations:	USD	AUD	USD
Accounts receivable, net	$3,096	$161	$155
Materials and supplies	—	3,328	3,209
Prepaid expenses and other	2,319	101	97
Property and equipment	90,129	331,201	319,311
Total assets	95,544	334,791	322,772
Accounts Payable	1,794	—	—
Accrued expenses	3,418	731	705
Long-term debt	—	1,806	1,741
Deferred income tax liability	—	318	307
Net assets	$90,332	$331,936	$320,019
Discontinued Operations
In August 2009, the Company completed the sale of 100% of the share capital of Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM) to Viablis, S.A. de C.V. (Viablis) for a net sale price of $2.2 million, including a deposit of $0.5 million received in November 2008. Accordingly, the Company recorded a net gain of $2.2 million on the sale within discontinued operations.
In August 2010, the Company recognized a net gain of $2.8 million ($2.8 million after-tax) within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005. The Company utilized capital loss carryforwards, which were previously subject to a full valuation allowance, to offset the tax on this gain.
The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A. (Servicios), which were classified as discontinued operations, were not material as of and for the years ended December 31, 2011, 2010 and 2009. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary. See Note 20, Discontinued Operations, for additional information regarding the Company’s discontinued operations.
Results from Continuing Operations
When comparing the Company’s results from continuing operations from one reporting period to another, consider that the Company has historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results (unaudited)
The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2010 and 2009, as if the FreightLink Acquisition was consummated as of January 1, 2009. The following pro forma financial statements do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	2010	2009
Operating revenues	$717,306	$627,767
Net income attributable to Genesee & Wyoming Inc.	$107,420	$54,097
Earnings per common share attributable to Genesee & Wyoming Inc. common shareholders:
Basic earnings per common share from continuing operations	$2.70	$1.46
Diluted earnings per common share from continuing operations	$2.50	$1.35
The 2010 and 2009 unaudited pro forma operating results include the FreightLink Acquisition adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment assets based on the assignment of fair values, an adjustment to interest income for the reduction in available cash and cash equivalents due to the use of cash on hand to fund the acquisition, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s prior credit agreement, the elimination of FreightLink’s deferred grant income for a liability not acquired and the elimination of FreightLink’s interest expense related to debt not assumed in the acquisition. In addition, the 2010 and 2009 unaudited pro forma operating results include an additional tax provision to report FreightLink as a tax paying entity using the Australian statutory income tax rate of 30%.
The Company’s 2010 results included $11.6 million of revenues and a net loss of $10.3 million from GWA North for the month of December. The $10.3 million net loss included A$11.8 million, net of tax ($11.5 million, net of tax, at the December 1, 2010 exchange rate) of stamp duty (an Australian asset transfer tax), which was directly attributable to the acquisition. Since the pro forma financial results assume the acquisition was consummated on January 1, 2009, the 2009 unaudited pro forma operating results included A$11.8 million, net of tax ($8.3 million, net of tax, at the January 1, 2009 exchange rate) of stamp duty and $7.8 million, net of tax, of other FreightLink Acquisition costs. The 2010 unaudited pro forma operating results excluded A$11.8 million, net of tax ($11.5 million, net of tax, at the December 1, 2010 exchange rate) of stamp duty and $7.8 million, net of tax, of other FreightLink acquisition costs incurred in the year ended December 31, 2010.
FreightLink’s fiscal year end was June 30 and the Company’s fiscal year end is December 31. Since FreightLink and the Company had different fiscal year end dates, the unaudited pro forma condensed financial statements were prepared based on comparable periods. The unaudited pro forma statement of operations for the year ended December 31, 2010, was based upon the Company’s consolidated statement of operations, which includes one month of GWA North’s results and the sum of FreightLink’s historical quarterly statements of operations for the three months ended March 31, June 30, September 30, 2010, and two months ended November 30, 2010. The foreign exchange rates used to translate FreightLink’s statements of operations to United States dollars were $0.90, $0.88, $0.91 and $0.99 for one Australian dollar for the three months ended March 31, June 30, September 30, 2010, and two months ended November 30, 2010, respectively (which were calculated based on average daily exchange rates during each of those periods). The unaudited pro forma statement of operations for the year ended December 31, 2009 was based upon the Company’s historical consolidated statement of operations for the year ended December 31, 2009 and the sum of FreightLink’s historical quarterly statements of operations for the three months ended March 31, June 30, September 30, and December 31, 2009. The foreign exchange rates used to translate FreightLink’s statements of operations to United States dollars were $0.66, $0.76, $0.83 and $0.91 for one Australian dollar for the three months ended March 31, June 30, September 30, and December 31, 2009, respectively (which were calculated based on average daily exchange rates during each of those periods).
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
Accounts receivable consisted of the following at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Accounts receivable—trade	$147,822	$118,265
Accounts receivable—grants	20,753	17,039
Total accounts receivable	168,575	135,304
Less: allowance for doubtful accounts	(2,807)	(3,079)
Accounts receivable, net	$165,768	$132,225

Activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 was as follows (dollars in thousands):

	2011	2010	2009
Balance, beginning of year	$3,079	$3,764	$2,907
Provisions	1,055	1,799	2,250
Charges	(1,327)	(2,484)	(1,393)
Balance, end of year	$2,807	$3,079	$3,764
The Company’s business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money have defaulted and may continue to default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. For interline traffic, one railroad typically invoices a customer on behalf of all railroads participating in the route. The invoicing railroad then pays the other railroads their portion of the total amount invoiced on a monthly basis. When the Company is the invoicing railroad, therefore, it is exposed to customer credit risk for the total amount invoiced and the Company is required to pay the other railroads participating in the route even if the Company is not paid by the customer. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are not publicly available or otherwise accessible by the Company and this information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. As a result, unexpected credit exposures could adversely affect the Company’s operating results, financial condition and liquidity.

5. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Property:
Land and land improvements	$147,176	$129,541
Buildings and leasehold improvements	60,362	55,721
Bridges/tunnels/culverts	224,227	192,006
Track property	1,148,331	1,031,640
Total property	1,580,096	1,408,908
Equipment:
Computer equipment	5,381	5,072
Locomotives and rail cars	265,167	225,598
Vehicles and mobile equipment	31,460	28,132
Signals and crossing equipment	27,813	23,090
Track equipment	9,868	9,395
Other equipment	20,206	13,723
Total equipment	359,895	305,010
Construction-in-process	68,188	33,540
Total property and equipment	2,008,179	1,747,458
Less: accumulated depreciation	(364,590)	(303,281)
Property and equipment, net	$1,643,589	$1,444,177

Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Property:
Buildings and leasehold improvements	$19	$259
Track property	4,158	15,743
Equipment:
Locomotives and rail cars	62,340	14,121
Bridges/tunnels/culverts	841	2,445
Other equipment	830	972
Total construction-in-process	$68,188	$33,540
Track property upgrades typically involve the substantial replacement of rail, ties and/or other track material. Locomotive upgrades generally consist of major mechanical enhancements to the Company’s existing locomotive fleet. Upgrades to the Company’s rail cars typically include rebuilding of car body structures and/or converting to an alternative type of freight car.
Depreciation expense for the years ended December 31, 2011, 2010 and 2009 totaled $59.7 million, $44.6 million and $41.3 million, respectively.
Leases
The Company enters into operating leases for rail cars, locomotives and other equipment. As of December 31, 2011, the Company leased 10,315 rail cars and 21 locomotives. Related operating lease expense for the years ended December 31, 2011, 2010 and 2009 was $19.0 million, $13.1 million and $12.6 million, respectively. The Company leases certain real property, which resulted in operating lease expense for the years ended December 31, 2011, 2010 and 2009 of $4.6 million, $5.0 million and $4.6 million, respectively. The costs associated with operating leases are expensed as incurred and are not included in the property and equipment table above.

The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease arrangements in 2011.

The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2011 (dollars in thousands):

	Capital	Operating	Total
2012	$22	$19,900	$19,922
2013	23	15,850	15,873
2014	24	12,013	12,037
2015	24	8,922	8,946
2016	26	8,049	8,075
Thereafter	244	103,910	104,154
Total minimum payments	$363	$168,644	$169,007
6. INTANGIBLE ASSETS, OTHER ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$10,881	$26,741	28
Customer contracts and relationships	57,859	14,501	43,358	27
Track access agreements	134,650	10,143	124,507	43
Total amortizable intangible assets	$230,131	$35,525	$194,606	37
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			131
Total intangible assets			$230,628

	2010
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$9,548	$28,074	28
Customer contracts and relationships	58,741	12,334	46,407	27
Track access agreements	133,850	7,001	126,849	43
Total amortizable intangible assets	$230,213	$28,883	$201,330	37
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			134
Total intangible assets			$237,355

The Company expenses costs incurred to renew or extend the term of its track access agreements.

The perpetual track access agreements on one of the Company’s railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment annually or in interim periods if events indicate possible impairment.
In the years ended December 31, 2011, 2010 and 2009, the aggregate amortization expense associated with intangible assets was $6.8 million, $6.6 million and $6.8 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2011 will be as follows for the periods presented (dollars in thousands):

2012	$6,809
2013	6,714
2014	6,646
2015	6,577
2016	6,528
Thereafter	161,332
Total	$194,606
Other Assets
Other assets as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$13,174	$5,523	$7,651	5
Other assets	9,483	12	9,471	—
Total other assets	$22,657	$5,535	$17,122

	2010
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$9,432	$3,922	$5,510	5
Other assets	8,071	9	8,062	—
Total other assets	$17,503	$3,931	$13,572
In July 2011, the Company refinanced its senior credit facility and capitalized $4.7 million of related financing costs. Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving loan portion of debt. In the years ended December 31, 2011, 2010 and 2009, the Company amortized $1.9 million, $1.6 million and $1.3 million of deferred financing costs annually as an adjustment to interest expense. The 2011 amortization amount included $0.5 million associated with the write-off of deferred financing fees as a result of the July 2011 refinancing of the Company's senior credit facility.

As of December 31, 2011, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods presented (dollars in thousands):

2012	$1,836
2013	1,759
2014	1,682
2015	1,541
2016	833
Total	$7,651
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Goodwill:
Balance at beginning of period	$160,629	$161,208
Goodwill additions	426	—
Currency translation adjustment	(778)	(579)
Balance at end of period	$160,277	$160,629
The Company’s goodwill for the years ended December 31, 2011 and 2010 was attributable to the Company’s North American & European operating segment. The Company tests its goodwill and other indefinite-lived intangibles for impairment annually or in interim periods if events indicate possible impairment.
7. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Senior credit facilities with variable interest rates (weighted average of 3.15% and 3.53% before impact of interest rate swaps at December 31, 2011 and 2010, respectively) due 2016	$493,345	$370,589
Series A senior notes with fixed interest rate of 4.85% matured November 2011	—	75,000
Series B senior notes with fixed interest rate of 5.36% due 2015	100,000	100,000
Series C senior notes with variable interest rate (1.12% and 0.99% at December 31, 2011 and 2010, respectively) due July 2012	25,000	25,000
Other debt and capital leases with interest rates up to 2.50% and maturing at various dates up to 2054	7,849	8,275
Long-term debt	626,194	578,864
Less: current portion	57,168	103,690
Long-term debt, less current portion	$569,026	$475,174

Credit Agreement
On August 8, 2008, the Company entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement (the 2008 Agreement). The 2008 Agreement expanded the size of the Company’s senior credit facility to $570.0 million and extended the maturity date of the 2008 Agreement to October 1, 2013. The Agreement included a $300.0 million revolving loan, a $240.0 million United States term loan and a C$31.2 million ($30.6 million at the December 31, 2011 exchange rate) Canadian term loan, as well as borrowing capacity for letters of credit and for borrowings on same-day notice referred to as swingline loans.
On June 30, 2010, the Company entered into Amendment No. 1 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement Amendment). The Credit Agreement Amendment facilitated the acquisition of the assets of FreightLink by GWA North. Among other matters, the Credit Agreement Amendment (i) amended the definition of Consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to add back acquisition costs incurred in connection with the FreightLink acquisition to EBITDA in an aggregate amount not to exceed $25.0 million; (ii) amended the restrictions on indebtedness; and (iii) amended the restrictions on investments and restricted payments to permit certain intercompany obligations, investments and guarantees. The Credit Agreement Amendment also changed the definition of Consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rental payments on operating leases) to give pro forma effect to the FreightLink Acquisition, allowed for an additional United States borrower and amended certain covenants to permit the FreightLink Acquisition and the entry into related documentation.
On October 15, 2010, the Company entered into Amendment No. 2 and Joinder to the Second Amended and Restated Revolving Credit and Term Loan Agreement, which provided, among other things, commitments for the Company’s United States and Australian borrowers to draw an additional $50.0 million revolving loan, which effectively increased the Company’s revolving loan capacity from $300.0 million to $350.0 million.
On July 29, 2011, the Company entered into the Third Amended and Restated Revolving Credit and Term Loan Agreement (the Credit Agreement), which replaced the 2008 Agreement and the 2010 amendments. The Credit Agreement expanded the borrowing capacity of the Company’s senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Credit Agreement includes a $425.0 million revolving loan, a $200.0 million United States term loan, an A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. The Credit Agreement allows for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros. The Credit Agreement and revolving loans are guaranteed by substantially all of the Company’s United States subsidiaries for the United States guaranteed obligations and by substantially all of the Company’s foreign subsidiaries for the foreign guaranteed obligations.
The Credit Agreement also includes (a) a $45.0 million sublimit for the issuance of standby letters of credit and (b) a sublimit for swingline loans including (i) up to $15.0 million with respect to each of the United States revolving loan, the Canadian revolving loan and the Australian revolving loan and (ii) up to $10.0 million with respect to the Euro revolving loan.
As of December 31, 2011, the Company's $425.0 million revolving loan consisted of $191.9 million of outstanding debt, subsidiary letters of credit guarantees of $5.9 million and $227.2 million of unused borrowing capacity.
Interest rates for the revolving and term loans are based on the LIBOR rate plus applicable margin for the United States, Canada and Europe. The interest rates for the Australian revolving and term loans are based on the AUD BBSW plus applicable margin. As of December 31, 2011, the United States, Australian and European revolving loans had interest rates of 1.80%, 6.00% and 2.52%, respectively, and the United States, Australian and Canadian term loans had interest rates of 1.80%, 6.00% and 2.68%, respectively. As of December 31, 2011, the Company had a commitment fee of 0.30% on the unused borrowing capacity of the United States, Canadian, Australian and European revolving loans.
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
The Credit Agreement contains a number of covenants restricting the Company’s ability to incur additional indebtedness, create certain liens, make certain investments, sell assets, enter into certain sale and leaseback transactions, enter into certain consolidations or mergers unless deemed a permitted acquisition, issue subsidiary stock, enter into certain transactions with affiliates, enter into certain modifications to documents such as the senior notes and make other restricted payments consisting of stock redemptions and cash dividends. The Credit Agreement allows the Company to repurchase stock and pay dividends provided that the ratio of Funded Debt to EBITDAR, including any borrowings made to fund the dividend or distribution, is less than 3.0 to 1.0 but subject to certain limitations if the ratio is greater than 2.25 to 1.0. As of December 31, 2011, the Company was in compliance with the provisions of the covenant requirements of its Credit Agreement. Subject to maintaining compliance with these covenants, the $227.2 million of unused borrowing capacity as of December 31, 2011 is available for working capital, capital expenditures, permitted investments, permitted acquisitions, refinancing existing indebtedness and general corporate purposes.

Senior Notes
In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series B senior notes bear interest at 5.36% and are due in July 2015. The Series C senior notes have a borrowing rate of three-month LIBOR plus 0.70% and are due in July 2012. As of December 31, 2011, the Series C senior notes had an interest rate of 1.12%.
The senior notes are unsecured but are guaranteed by substantially all of the Company’s United States and Canadian subsidiaries. The senior notes contain a number of covenants limiting the Company’s ability to incur additional indebtedness, sell assets, create certain liens, enter into certain consolidations or mergers and enter into certain transactions with affiliates.
Financial covenants, which must be satisfied quarterly, include, among others, (a) maximum debt to capitalization of 65% and (b) minimum fixed charge coverage ratio of 1.75 times (measured as EBITDAR for the preceding 12 months divided by interest expense plus operating lease payments for the preceding 12 months). As of December 31, 2011, the Company was in compliance with these covenants.
In 2004, the Company completed a $75.0 million private placement of Series A senior notes. The Series A senior notes bore interest at 4.85% and matured in November 2011. On November 1, 2011, the Company repaid the $75.0 million of senior notes through $67.0 million of borrowings under the Company's credit facility and $8.0 million from cash and cash equivalents.
Non-Interest Bearing Loan
In 2010, as part of the FreightLink Acquisition, the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 31, 2010), which represented the fair value of an A$50.0 million (or $51.0 million at the exchange rate on December 31, 2011) non-interest bearing loan due in 2054. As of December 31, 2011, the carrying value of the loan was $2.0 million with an effective interest rate of 8.0%.

Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2011 (dollars in thousands):

2012	$57,168
2013	32,113
2014	32,121
2015	136,598
2016	366,650
Thereafter (1)	51,486
Total long-term debt	$676,136

(1)
Includes the A$50.0 million (or $51.0 million at the exchange rate on December 31, 2011) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of $2.0 million as of December 31, 2011.

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
The Company may designate derivatives as a hedge of a forecasted transaction or of the variability of the cash flows to be received or paid in the future related to a recognized asset or liability (cash flow hedge). The portion of the changes in the fair value of the derivative that is designated as a cash flow hedge that is offset by changes in the expected cash flows related to a recognized asset or liability (the effective portion) is recorded in accumulated other comprehensive income/(loss). As the hedged item is realized, the gain or loss included in accumulated other comprehensive income/(loss) is reported in the consolidated statements of operations on the same line as the hedged item. The portion of the changes in fair value of derivatives used as cash flow hedges that is not offset by changes in the expected cash flows related to a recognized asset or liability (the ineffective portion) is immediately recognized in earnings on the same line item as the hedged item.
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
Interest Rate Risk Management
The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income/(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.
The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 inputs. The Company’s effectiveness testing during the year ended December 31, 2011, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings. See Note 16, Comprehensive Income, for additional information regarding the Company's cash flow hedge.
Foreign Currency Exchange Rate Risk
As of December 31, 2011, $181.8 million of third-party debt related to the Company’s foreign operations was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company's foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign operations, including non-functional currency intercompany debt, typically from the Company’s United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income/(expense), net.

On December 1, 2010, the Company completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized a net expense of $5.9 million within interest (expense)/income related to the quarterly settlements of the Swap for the year ended December 31, 2011. In addition, the Company recognized a net gain of $0.2 million within other income/(expense) related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2011. The fair value of the cross-currency swap represented a current liability of $7.2 million as of December 31, 2011. The fair value of the Swap was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.
On November 24, 2010, the Company entered into foreign exchange forward contracts, with funds to be delivered on December 1, 2010, to secure an exchange rate for A$45 million of the A$331.9 million purchase of the FreightLink assets. The subsequent decrease in the value of Australian dollar versus the United States dollar between November 24, 2010 and December 1, 2010 and its impact on the A$45 million of purchase price resulted in an additional expense of $0.7 million within other (expense)/income, net.
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of December 31, 2011 and 2010 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2011	2010
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,143	$4,202
Interest rate swap agreement	Other long-term liabilities	2,882	4,917
Total derivatives designated as hedges		$7,025	$9,119
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$7,170	$5,541
Cross-currency swap agreement	Other long-term liabilities	—	2,091
Total derivatives not designated as hedges		$7,170	$7,632

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the years ended December 31, 2011 and 2010 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2011	2010
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$1,334	$(1,590)

The following table shows the effect of the Company’s derivative instruments not designated as hedges for the year ended December 31, 2011 and 2010 in the consolidated statement of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2011	2010
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreement	Interest (expense)/income	$(5,935)	$(449)
Cross-currency swap agreement	Other income/(expense), net	246	(975)
Foreign currency forward contracts	Other (expense)/income, net	—	(716)
		$(5,689)	$(2,140)
9. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of December 31, 2011, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Long-term debt: Since the Company’s long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Financial instruments carried at fair value using Level 2 inputs:
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$7,025	$9,119
Cross-currency swap agreement	7,170	7,632
Total financial liabilities carried at fair value	$14,195	$16,751

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series A senior notes	$—	$—	$75,000	$76,491
Series B senior notes	100,000	107,704	100,000	105,041
Series C senior notes	25,000	24,822	25,000	24,421
Revolving credit facility	191,919	186,590	153,600	152,974
United States term loan	190,000	183,869	192,000	189,972
Canadian term loan	21,983	21,226	24,989	24,651
Australia term loan	89,443	88,299	—	—
Other debt	7,849	7,775	8,275	8,318
Total	$626,194	$620,285	$578,864	$581,868

10. COMMON STOCK:
The authorized capital stock of the Company consists of two classes of common stock designated as Class A common stock and Class B common stock. The holders of Class A common stock and Class B common stock are entitled to one vote and 10 votes per share, respectively. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder, subject to the provisions of the Class B Stockholders’ Agreement dated as of May 20, 1996. In addition, pursuant to the Class B Stockholders’ Agreement, certain transfers of the Class B common stock, including transfers to persons other than our executive officers, will result in automatic conversion of Class B common stock into shares of Class A common stock. Holders of Class A common stock and Class B common stock shall have identical rights in the event of liquidation.
Dividends declared by the Company’s Board of Directors are payable on the outstanding shares of Class A common stock or both Class A common stock and Class B common stock, as determined by the Board of Directors. If the Board of Directors declares a dividend on both classes of stock, then the holder of each share of Class A common stock is entitled to receive a dividend that is 10% more than the dividend declared on each share of Class B common stock. Stock dividends declared can only be paid in shares of Class A common stock. The Company currently intends to retain all earnings to support its operations and future growth and, therefore, does not anticipate the declaration or payment of cash dividends on its common stock in the foreseeable future.
11. EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $10.7 million, $13.7 million and $7.8 million were awarded under the various performance-based bonus plans in the years ended December 31, 2011, 2010, and 2009, respectively.

Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a pre-tax basis. The Company’s contributions to the plan in the years ended December 31, 2011, 2010 and 2009 were approximately $1.7 million, $1.6 million and $1.6 million, respectively.
The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of C$2,500 (or $2,449 at the December 31, 2011 exchange rate). Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 4% of gross salary. Company contributions to the plans in the years ended December 31, 2011, 2010 and 2009, were approximately $0.6 million, $0.4 million and $0.3 million, respectively.
The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $2.8 million, $2.2 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009 respectively.
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
During the year ended December 31, 2007, the Company froze the pension benefits of the remaining eligible employees (Frozen Participants) under its defined benefit plans. As a result, new employees are not eligible to participate in the plans. Future earnings of the Frozen Participants are not considered in the computation of benefits. As of December 31, 2011, the total recognized in the Company’s consolidated balance sheet for these plans consisted of a $0.1 million pension liability and $(0.4) million in accumulated other comprehensive income/(loss).
The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s United States subsidiaries. As of December 31, 2011, 24 employees were participating and nine current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service requirements are met. The Company funds the plan on a pay-as-you-go basis. As of December 31, 2011, the total recognized in the Company’s consolidated balance sheet for this plan consisted of a $3.6 million postretirement benefit liability and $0.4 million in accumulated other comprehensive income/(loss).
12. INCOME TAXES:
The components of income from continuing operations before taxes for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	2011	2010	2009
United States	$98,050	$89,132	$65,041
Foreign	59,974	19,701	10,950
Total	$158,024	$108,833	$75,991
The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in its respective country. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2011 was $155.4 million.
The components of the provision for income taxes on continuing operations for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	2011	2010	2009
United States:
Current
Federal	$5,652	$5,105	$2,526
State	3,686	2,728	2,724
Deferred
Federal	12,578	14,037	6,764
State	1,535	2,759	2,077
	23,451	24,629	14,091
Foreign:
Current	6,488	8,967	3,947
Deferred	8,592	(3,432)	(2,122)
	15,080	5,535	1,825
Total	$38,531	$30,164	$15,916

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of acquisitions/divestitures	(3.1)%	—%	—%
Effect of foreign operations	(2.9)%	(1.2)%	(2.6)%
State income taxes, net of federal income tax benefit	2.3%	3.1%	4.2%
Benefit of track maintenance credit	(6.5)%	(9.3)%	(15.0)%
Other, net	(0.4)%	0.1%	(0.7)%
Effective income tax rate	24.4%	27.7%	20.9%
The United States track maintenance credit is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit has been in existence since 2005. The Short Line Tax Credit expired on December 31, 2011.
Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011	2010
Deferred tax assets:
Accruals and reserves not deducted for tax purposes until paid	$4,290	$6,845
Net operating loss carryforwards	1,306	1,262
Capital loss carryforward	5,251	6,367
Interest rate swaps	2,547	3,306
Nonshareholder contributions	1,622	1,998
Deferred compensation	2,473	1,963
Postretirement benefits	801	745
Share-based compensation	4,358	4,421
Foreign tax credit	1,964	1,964
Track maintenance credit	38,238	37,639
Other	87	494
	62,937	67,004
Valuation allowance	(5,251)	(6,367)
Deferred tax liabilities:
Property basis difference	(321,365)	(297,476)
Other	(1,299)	(2,125)
Net deferred tax liabilities	$(264,978)	$(238,964)

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
The Company utilized $5.4 million and $1.6 million of state net operating loss carryforwards from its United States operations during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $28.8 million. It is anticipated that the Company will be able to fully utilize these remaining losses prior to expiration. These state net operating losses exist in different states and expire between 2020 and 2028.
As of December 31, 2011, the Company had United States capital loss carryforwards of $15.0 million, which were reflected as deferred tax assets of $5.3 million at currently estimated rates. These losses will expire in 2012. Based on the Company’s assessment that it is more likely than not these losses will not be realized, these capital loss carryforwards are offset by a full valuation allowance.
As of December 31, 2011 and 2010, the Company had track maintenance credit carryforwards of $38.2 million and $37.6 million, respectively. These tax credit carryforwards will expire between 2025 and 2032.
In the year ended December 31, 2011, the Company recorded a reduction to its valuation allowance of $1.1 million associated with the utilization of deferred tax assets related to United States capital loss carryforwards, which were previously subject to a valuation allowance.
In the year ended December 31, 2010, the Company recorded a reduction to its valuation allowance of $3.2 million associated with the utilization of deferred tax assets related to United States capital loss carryforwards and a reduction in a deferred tax asset in Australia, which were previously subject to a valuation allowance.
In the year ended December 31, 2009, the Company recorded a valuation allowance of $0.2 million against a capital loss carryforward of $0.5 million which resulted from the sale of its interest in Bolivia. Also in 2009, the Company recorded a reduction of $0.8 million in the valuation allowance associated with deferred tax assets primarily related to Canadian losses recorded in prior years. The reduction was based on the Company’s identification of a tax planning strategy that it considered in connection with its ongoing assessment of the realizability of future benefits.
A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions is as follows (dollars in thousands):

	2011	2010	2009
Balance at beginning of year	$—	$146	$2,921
Increase for tax positions related to prior years	—	—	—
Increase for tax positions related to the current year	—	—	—
Settlements and lapse of statutes of limitations	—	(146)	(2,745)
Reductions for tax positions of prior years	—	—	(30)
Balance at end of year	$—	$—	$146
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2011, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
Jurisdiction	From		To
United States	2008	-	2011
Australia	2009	-	2011
Canada	2007	-	2011
Mexico	2006	-	2011
Netherlands	2008	-	2011
13. GRANTS FROM OUTSIDE PARTIES:
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies and other outside parties (e.g., customers) in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $22.6 million, $40.8 million and $24.6 million in the years ended December 31, 2011, 2010 and 2009, respectively, from such grant programs.
None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2011, 2010 and 2009, the Company recorded offsets to depreciation expense from grant amortization of $7.9 million, $10.6 million and $4.3 million, respectively.
14. COMMITMENTS AND CONTINGENCIES:
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
15. STOCK-BASED COMPENSATION PLANS:
In May 2011, the Company's shareholders approved a 2,500,000 share increase in the number of shares of Class A common stock for awards which may be granted under the Omnibus Plan. As a result, the Omnibus Plan allows for the issuance of up to 6,187,500 shares of Class A common stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan’s purpose. Stock-based awards generally have three year requisite service periods and five year contractual terms. Any shares of common stock available for issuance under the predecessor plans (Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors) as of May 12, 2004, plus any shares which expire, are terminated or cancelled, are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2011, there remained 3,230,954 shares of Class A common stock available for future issuance under the Omnibus Plan.
A summary of option activity under the Omnibus Plan as of December 31, 2011 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,801,467	$31.77
Granted	226,304	55.78
Exercised	(548,359)	30.56
Expired	(6,350)	29.41
Forfeited	(13,373)	35.03
Outstanding at end of year	1,459,689	$35.93	2.4	$36,002
Vested or expected to vest at end of year	1,453,897	$35.86	2.4	$35,960
Exercisable at end of year	934,204	$32.67	1.7	$26,077
The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $15.76, $10.76 and $8.63, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $14.9 million, $10.8 million and $3.7 million, respectively.
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
The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 using the Black-Scholes option pricing model:

	2011	2010	2009
Risk-free interest rate	1.05%	1.25%	1.62%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	3.90	3.50	3.60
Expected volatility	35%	37%	40%
 The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.

The following table summarizes the Company’s restricted stock as of December 31, 2011 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	187,436	$35.31
Granted	77,152	56.03
Vested	(82,345)	35.08
Forfeited	(3,339)	39.47
Non-vested at end of year	178,904	$44.27
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2011, 2010 and 2009 was $56.03, $37.59 and $27.42, respectively. The total intrinsic value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $4.4 million, $2.1 million and $1.8 million, respectively.
The following table summarizes the Company’s restricted stock units as of December 31, 2011 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	13,155	$36.49
Granted	8,815	56.17
Vested	(4,870)	36.05
Forfeited	(1,184)	42.39
Non-vested at end of year	15,916	$47.08
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2011 and 2010 was $56.17 and $35.96, respectively. The total intrinsic value of restricted stock units that vested during the years ended December 31, 2011 and 2010 was $0.3 million and less than $0.1 million, respectively.

For the year ended December 31, 2011, compensation cost from equity awards was $7.7 million. Total compensation costs related to non-vested awards not yet recognized was $8.9 million as of December 31, 2011, which will be recognized over the next three years with a weighted average period of 1.2 years. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $2.6 million for the year ended December 31, 2011.

For the year ended December 31, 2010, compensation cost from equity awards was $7.1 million. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $2.5 million for the year ended December 31, 2010.
For the year ended December 31, 2009, compensation cost from equity awards was $6.5 million. The total income tax benefit recognized in the consolidated income statement for equity awards was $1.8 million for the year ended December 31, 2009.
The total income tax benefit realized from the exercise of equity awards was $5.0 million, $4.3 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price at date of purchase. At December 31, 2011, 169,196 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in each of the years ended December 31, 2011, 2010 and 2009.
16. COMPREHENSIVE INCOME:
Comprehensive income is the total of net income and all other non-owner changes in equity. The following table sets forth the Company’s comprehensive income for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Net income	$119,484	$81,260	$61,473
Other comprehensive income/(loss):
Foreign currency translation adjustments	(3,511)	21,877	29,378
Net unrealized income/(loss) on qualifying cash flow hedges, net of tax provision/(benefit) of $759, ($904) and $2,270, respectively	1,334	(1,590)	3,991
Changes in pension and other postretirement benefit, net of tax (benefit)/provision of ($24), $196 and $84, respectively	(42)	344	147
Comprehensive income	117,265	101,891	94,989
Comprehensive income attributable to the noncontrolling interest	—	—	(146)
Comprehensive income attributable to Genesee & Wyoming Inc.	$117,265	$101,891	$94,843

The following table sets forth accumulated other comprehensive income/(loss) included in the consolidated balance sheets as of December 31, 2011 and 2010, respectively (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Change on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
Balances, December 31, 2010	$45,905	$22	$(5,813)	$40,114
Current period change	(3,511)	(42)	1,334	(2,219)
Balances, December 31, 2011	$42,394	$(20)	$(4,479)	$37,895
The foreign currency translation adjustments for the years ended December 31, 2011, 2010 and 2009, related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.
17. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and taxes for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Interest paid, net	$39,221	$23,175	$26,812
Income taxes	$19,585	$14,639	$9,161
Significant Non-Cash Investing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $20.8 million, $17.0 million and $15.7 million as of December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, approximately $17.6 million and $11.7 million, respectively, of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
18. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company’s various railroad lines are divided into 10 operating regions. Since all of the regions have similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, the Company decided to present its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The following tables set forth our North American & European Operations and Australian Operations for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands).

	December 31, 2011
	North American & European Operations	Australian Operations	Total Operations
Revenues	$557,621	$271,475	$829,096
Income from operations	129,646	62,133	191,779
Depreciation and amortization	47,218	19,263	66,481
Interest expense	(23,171)	(15,446)	(38,617)
Interest income	2,950	293	3,243
Provision for income taxes	26,181	12,350	38,531
Expenditures for additions to property & equipment, net of grants from outside parties	(59,383)	(96,643)	(156,026)

	December 31, 2010
	North American & European Operations	Australian Operations	Total Operations
Revenues	$494,787	$135,408	$630,195
Income from operations	119,902	10,508	130,410
Depreciation and amortization	43,807	7,359	51,166
Interest expense	(21,856)	(1,291)	(23,147)
Interest income	485	1,912	2,397
Provision for income taxes	27,176	2,988	30,164
Expenditures for additions to property & equipment, net of grants from outside parties	(59,153)	(19,885)	(79,038)

	December 31, 2009
	North American & European Operations	Australian Operations	Total Operations
Revenues	$451,446	$93,420	$544,866
Income from operations	84,117	15,205	99,322
Depreciation and amortization	43,219	4,891	48,110
Interest expense	(26,902)	—	(26,902)
Interest income	94	971	1,065
Provision for income taxes	11,289	4,627	15,916
Expenditures for additions to property & equipment, net of grants from outside parties	(54,375)	(9,915)	(64,290)
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011			December 31, 2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment	$1,120,121	$523,468	$1,643,589	$1,000,350	$443,827	$1,444,177

Geographic Area Information

Operating revenues for each geographic area for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$478,511	57.7%	$434,132	68.9%	$403,239	74.0%
Non-United States:
Australia	271,475	32.7%	135,408	21.5%	93,420	17.1%
Canada	64,155	7.8%	49,580	7.9%	38,061	7.0%
Europe	14,955	1.8%	11,075	1.7%	10,146	1.9%
Total Non-United States:	350,585	42.3%	196,063	31.1%	141,627	26.0%
Total operating revenues	$829,096	100.0%	$630,195	100.0%	$544,866	100.0%
Property and equipment for each geographic area as of December 31, 2011 and 2010 were as follows (dollars in thousands):

	2011		2010
	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$993,665	60.5%	$892,295	61.8%
Non-United States:
Australia	523,468	31.8%	443,827	30.7%
Canada	110,719	6.7%	91,434	6.3%
Europe	15,737	1.0%	16,621	1.2%
Total Non-United States:	649,924	39.5%	551,882	38.2%
Total property and equipment	$1,643,589	100.0%	$1,444,177	100.0%

19. QUARTERLY FINANCIAL DATA (unaudited):
Quarterly Results
(dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Operating revenues	$191,911	$209,589	$217,210	$210,386
Income from operations	39,203	51,165	56,023	45,388
Income from continuing operations, net of tax	22,122	31,145	32,952	33,274
(Loss)/income from discontinued operations, net of tax	—	—	(10)	1
Net income	22,122	31,145	32,942	33,275
Diluted earnings per common share from continuing operations	$0.52	$0.73	$0.77	$0.77
Diluted earnings per common share from discontinued operations	—	—	—	—
Diluted earnings per common share	$0.52	$0.73	$0.77	$0.77

2010
Operating revenues	$145,579	$158,453	$156,492	$169,671
Income from operations	30,106	37,873	38,512	23,919
Income from continuing operations, net of tax	15,976	20,691	22,050	19,952
(Loss)/income from discontinued operations, net of tax	(16)	(56)	2,745	(82)
Net income	15,960	20,635	24,795	19,870
Diluted earnings per common share from continuing operations	$0.39	$0.50	$0.53	$0.47
Diluted earnings per common share from discontinued operations	—	—	0.07	—
Diluted earnings per common share	$0.39	$0.49	$0.59	$0.47
The quarters shown were affected by the items below:
The first quarter of 2011 included $0.8 million after-tax gain on sale of assets and $2.2 million tax benefit for the extension of the Short Line Tax Credit.
The second quarter of 2011 included: (i) $0.9 million after-tax gain on sale of assets, (ii) $0.7 million after-tax gain from a legal settlement and (iii) $2.5 million tax benefit for the extension of the Short Line Tax Credit.
The third quarter of 2011 included: (i) $1.4 million after-tax of acquisition-related expenses and refinancing-related costs, (ii) $0.4 million after-tax gain on sale of assets and (iii) $3.3 million tax benefit for the extension of the Short Line Tax Credit.
The fourth quarter of 2011 included: (i) $1.9 million of acquisition-related income tax benefits, (ii) $1.9 million after-tax gain on sale and impairment of assets and (iii) $1.3 million after-tax impact of Edith River derailment costs.
The first quarter of 2010 included $0.3 million after-tax gain on sale of assets.
The second quarter of 2010 included: (i) $0.9 million after-tax gain on sale of assets and (ii) $0.8 million after-tax FreightLink acquisition-related expenses.
The third quarter of 2010 included: (i) $1.7 million after-tax gain on sale of assets, (ii) $1.9 million after-tax FreightLink acquisition-related expenses, (iii) $1.5 million after-tax reversal of restructuring charges associated with HCRY and (iv) $2.8 million after-tax gain within discontinued operations due to the receipt of insurance proceeds related to damages incurred by FCCM as a result of Hurricane Stan in 2005.
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
20. DISCONTINUED OPERATIONS:
In November 2008, the Company entered into an amended agreement to sell 100% of the share capital of the Company’s wholly-owed, Mexican subsidiary, FCCM, to Viablis. At that time, Viablis paid a deposit toward the purchase price of FCCM subject to certain conditions of the sale contract. On August 7, 2009, the Company completed the sale of FCCM for a sale price of $2.2 million, including the deposit of $0.5 million received in November 2008.
The Company’s Mexican operations described above and its remaining subsidiary, Servicios, are presented as discontinued operations and its results of operations are, therefore, excluded from continuing operations. The net assets, results of operations and cash flows of Servicios were not material as of and for the years ended December 31, 2011, 2010 and 2009. The Company does not expect any material adverse financial impact from its remaining Mexican subsidiary.

The results of discontinued operations in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, were as follows (dollars in thousands):

	2011	2010	2009
Operating revenues	$—	$—	$—
(Loss)/income from discontinued operations before taxes	(9)	2,552	1,149
Tax benefit	—	(39)	(249)
(Loss)/income from discontinued operations, net of tax	$(9)	$2,591	$1,398
Income from discontinued operations for the year ended December 31, 2010 included a net gain of $2.8 million due to the receipt of insurance proceeds in August 2010 related to damages incurred by FCCM as a result of Hurricane Stan in 2005. The Company utilized capital loss carryforwards, which were previously subject to a full valuation allowance, to offset the tax on this gain.
Income from discontinued operations for the year ended December 31, 2009 included a $2.2 million gain as a result of the sale of FCCM to Viablis, partially offset by $0.8 million of expenses related to shutting down the Mexican operations.
21. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which provides clarification about the application of existing fair value measurement and disclosure requirements, and expands certain other disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and is to be applied prospectively. Early adoption is not permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance relates solely to the presentation of other comprehensive income and does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This change in presentation will become effective for the Company beginning with the first quarter of 2012 Form 10-Q filing and will require retrospective application for all periods presented.
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