Form 10-Q
period 2012-03-31
GENESEE & WYOMING INC
filed 2012-05-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on April 30, 2012:

Class	Number of Shares Outstanding
Class A Common Stock	53,013,610
Class B Common Stock	2,112,048

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic and competitive uncertainties and contingencies and third-party approvals; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with expenses associated with estimated claims, self-insured retention amounts, and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruptions of operations; susceptibility to the risks of doing business in foreign countries; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2011 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We disclaim any intention to update the current expectations or forward-looking statements contained in this report.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 and DECEMBER 31, 2011
(dollars in thousands, except share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,738	$27,269
Accounts receivable, net	163,151	165,768
Materials and supplies	16,011	14,445
Prepaid expenses and other	15,844	13,332
Deferred income tax assets, net	19,231	19,385
Total current assets	242,975	240,199
PROPERTY AND EQUIPMENT, net	1,680,034	1,643,589
GOODWILL	160,964	160,277
INTANGIBLE ASSETS, net	229,029	230,628
DEFERRED INCOME TAX ASSETS, net	2,389	2,342
OTHER ASSETS, net	17,984	17,122
Total assets	$2,333,375	$2,294,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$59,340	$57,168
Accounts payable	121,549	134,081
Accrued expenses	58,446	69,097
Deferred income tax liabilities, net	104	925
Total current liabilities	239,439	261,271
LONG-TERM DEBT, less current portion	577,692	569,026
DEFERRED INCOME TAX LIABILITIES, net	295,922	285,780
DEFERRED ITEMS - grants from outside parties	203,001	198,824
OTHER LONG-TERM LIABILITIES	19,676	18,622
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized; 53,010,983 and 52,717,553 shares issued and 40,521,990 and 40,257,656 shares outstanding (net of 12,488,993 and 12,459,897 shares in treasury) on March 31, 2012 and December 31, 2011, respectively	530	527
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized; 2,122,048 and 2,192,473 shares issued and outstanding on March 31, 2012 and December 31, 2011, respectively	21	22
Additional paid-in capital	395,714	385,473
Retained earnings	763,910	741,669
Accumulated other comprehensive income	44,178	37,895
Treasury stock, at cost	(206,708)	(204,952)
Total stockholders’ equity	997,645	960,634
Total liabilities and stockholders’ equity	$2,333,375	$2,294,157
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
OPERATING REVENUES	$207,436	$191,911
OPERATING EXPENSES:
Labor and benefits	65,757	58,082
Equipment rents	9,817	10,544
Purchased services	18,031	17,442
Depreciation and amortization	17,633	15,861
Diesel fuel used in operations	21,998	21,421
Diesel fuel sold to third parties	4,990	4,079
Casualties and insurance	5,547	5,438
Materials	6,107	6,583
Net gain on sale of assets	(1,230)	(1,010)
Other operating expenses	17,472	14,268
Total operating expenses	166,122	152,708
INCOME FROM OPERATIONS	41,314	39,203
Interest income	867	775
Interest expense	(8,616)	(9,939)
Other income, net	984	568
Income from continuing operations before income taxes	34,549	30,607
Provision for income taxes	12,305	8,485
Income from continuing operations, net of tax	22,244	22,122
Loss from discontinued operations, net of tax	(3)	—
Net income	$22,241	$22,122
Basic earnings per share:
Basic earnings per common share from continuing operations	$0.55	$0.56
Basic loss per common share from discontinued operations	—	—
Basic earnings per common share	$0.55	$0.56
Weighted average shares - basic	40,360	39,484
Diluted earnings per share:
Diluted earnings per common share from continuing operations	$0.52	$0.52
Diluted loss per common share from discontinued operations	—	—
Diluted earnings per common share	$0.52	$0.52
Weighted average shares - diluted	43,081	42,545
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$22,241	$22,122
Other comprehensive income:
Foreign currency translation adjustment	6,246	6,676
Net unrealized gain on qualifying cash flow hedges, net of tax provision of $253 and $393, respectively	446	690
Changes in pension and other postretirement benefits, net of tax benefit of $232 and $97, respectively	(409)	(171)
Other comprehensive income	6,283	7,195
Comprehensive income	$28,524	$29,317
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011
(dollars in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,241	$22,122
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	3	—
Depreciation and amortization	17,633	15,861
Compensation cost related to equity awards	2,290	2,148
Excess tax benefit from share-based compensation	(1,746)	(900)
Deferred income taxes	9,977	3,311
Net gain on sale of assets	(1,230)	(1,010)
Insurance proceeds received	12,521	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(2,526)	(13,837)
Materials and supplies	(1,418)	(656)
Prepaid expenses and other	(2,496)	(1,535)
Accounts payable and accrued expenses	(27,491)	(20,039)
Other assets and liabilities, net	(9)	1,819
Net cash provided by operating activities from continuing operations	27,749	7,284
Net cash used in operating activities from discontinued operations	(3)	(4)
Net cash provided by operating activities	27,746	7,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,318)	(15,725)
Grant proceeds from outside parties	8,437	7,514
Cash paid for acquisitions, net of cash acquired	(837)	(440)
Proceeds from disposition of property and equipment	1,626	1,031
Net cash used in investing activities from continuing operations	(41,092)	(7,620)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(56,461)	(55,981)
Proceeds from issuance of long-term debt	64,716	52,967
Proceeds from employee stock purchases	6,210	4,006
Treasury stock purchases	(1,757)	(1,029)
Excess tax benefit from share-based compensation	1,746	900
Net cash provided by financing activities from continuing operations	14,454	863
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	361	(897)
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,469	(373)
CASH AND CASH EQUIVALENTS, beginning of period	27,269	27,417
CASH AND CASH EQUIVALENTS, end of period	$28,738	$27,044
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2012 and 2011 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2011 was derived from the audited financial statements in the Company’s 2011 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K.
2. CHANGES IN OPERATIONS:
United States
Hilton & Albany Railroad, Inc.: In November 2011, the Company's newly formed subsidiary, the Hilton & Albany Railroad, Inc. (HAL), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 56-mile segment of NS track that runs from Hilton, Georgia to Albany, Georgia. Operations commenced on January 1, 2012. The HAL handles primarily overhead traffic between NS and the Company's following railroads: The Bay Line Railroad, L.L.C.; Chattahoochee Bay Railroad, Inc.; Chattahoochee Industrial Railroad; and Georgia Southwestern Railroad, Inc. In addition, the HAL serves several local agricultural and aggregate customers in southwest Georgia. The results from HAL’s operations have been included in the Company’s statement of operations since January 1, 2012 and are included in the Company’s North American & European Operations segment.
Arizona Eastern Railway Company: On September 1, 2011, the Company acquired all of the capital stock of Arizona Eastern Railway Company (AZER). The Company paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $0.6 million for the estimated working capital adjustment. Based on the final working capital adjustment, the Company recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. The Company incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in the Company’s statement of operations since September 1, 2011 and are included in the Company’s North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan entered into a long-term transportation agreement.
Results from Continuing Operations
When comparing the Company’s results from continuing operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to changing economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.
3. EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Numerators:
Income from continuing operations, net of tax	$22,244	$22,122
Loss from discontinued operations, net of tax	(3)	—
Net income	$22,241	$22,122

Denominators:
Weighted average Class A common shares outstanding - Basic	40,360	39,484
Weighted average Class B common shares outstanding	2,165	2,405
Dilutive effect of employee stock grants	556	656
Weighted average shares - Diluted	43,081	42,545

Basic:
Earnings per common share from continuing operations	$0.55	$0.56
Loss per common share from discontinued operations	—	—
Earnings per common share	$0.55	$0.56

Diluted:
Earnings per common share from continuing operations	$0.52	$0.52
Loss per common share from discontinued operations	—	—
Earnings per common share	$0.52	$0.52
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Anti-dilutive shares	200	48
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable - trade	$133,124	$130,486
Accounts receivable - grants	17,799	20,753
Accounts receivable - insurance claims	15,256	17,336
Total accounts receivable	166,179	168,575
Less: Allowance for doubtful accounts	(3,028)	(2,807)
Accounts receivable, net	$163,151	$165,768

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
The Company matches the hedge instrument to the underlying hedged item (assets, liabilities, firm commitments or forecasted transactions). At inception of the hedge and at least quarterly thereafter, the Company assesses whether the derivatives used to hedge transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any gains or losses on the derivative instrument thereafter are recognized in earnings during the periods it no longer qualifies as a hedge.
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
The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate portion of its interest obligation on the notional amount under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement represented a liability of $6.3 million as of March 31, 2012 and was estimated based on Level 2 inputs. The Company’s effectiveness testing during the period ended March 31, 2012 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.
Foreign Currency Exchange Rate Risk
As of March 31, 2012, $209.1 million of third-party debt related to the Company’s foreign operations is denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company’s foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign operations, including non-functional currency intercompany debt, typically from the Company’s United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income, net.
On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement. A portion of the funds was transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized a net expense of $1.3 million within interest (expense)/income related to the quarterly settlement for the three months ended March 31, 2012. In addition, the Company recognized a net gain of $0.2 million within other income, net related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on March 31, 2012. The fair value of the Swap represented a current liability of $8.5 million as of March 31, 2012 and was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,269	Accrued expenses	$4,143
Interest rate swap agreement	Other long-term liabilities	2,057	Other long-term liabilities	2,882
Total derivatives designated as hedges		$6,326		$7,025
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$8,502	Accrued expenses	$7,170
Total liability derivatives not designated as hedges		$8,502		$7,170

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the three months ended March 31, 2012 and 2011 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges:	2012	2011
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$446	$690
The following table shows the effect of the Company’s derivative instruments not designated as hedges for the three months ended March 31, 2012 and 2011 in the consolidated statement of operations (dollars in thousands):

	Location of Amount Recognized in Earnings	Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:		Three Months Ended
		March 31,
		2012	2011
Cross-currency swap agreement	Interest (expense)/income	$(1,318)	$(1,436)
Cross-currency swap agreement	Other income, net	173	22
		$(1,145)	$(1,414)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of March 31, 2012, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Long-term debt: Since the Company’s long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$6,326	$7,025
Cross-currency swap agreement	8,502	7,170
Total financial liabilities carried at fair value	$14,828	$14,195

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series B senior notes	$100,000	$107,447	$100,000	$107,704
Series C senior notes	25,000	24,910	25,000	24,822
Revolving credit facility	208,874	205,083	191,919	186,590
United States term loan	185,000	179,216	190,000	183,869
Canadian term loan	21,904	21,281	21,983	21,226
Australia term loan	88,325	88,096	89,443	88,299
Other debt	7,929	7,890	7,849	7,775
Total	$637,032	$633,923	$626,194	$620,285

7. INCOME TAXES:
The Company’s effective income tax rate in the three months ended March 31, 2012 was 35.6% compared with 27.7% in the three months ended March 31, 2011. The increase in the effective tax rate for the three months ended March 31, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
The Short Line Tax Credit is a track maintenance income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit had been in existence since 2005 and expired on December 31, 2011.
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
9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$42,394	$(20)	$(4,479)	$37,895
Current period change	6,246	(409)	446	6,283
Balance, March 31, 2012	$48,640	$(429)	$(4,033)	$44,178
The foreign currency translation adjustments for the three months ended March 31, 2012 related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of March 31, 2012 and 2011, the Company had outstanding grant receivables from outside parties for capital expenditures of $17.8 million and $11.5 million, respectively. As of March 31, 2012 and 2011, the Company also had approximately $14.0 million and $6.2 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

11. EDITH RIVER DERAILMENT:
On December 27, 2011, a train operated by the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), derailed in the vicinity of the Edith River Bridge in Australia's Northern Territory (the Edith River Derailment). Flood waters associated with heavy rainfall from Cyclone Grant washed away the southern portion of the Edith River Bridge while a northbound GWA intermodal train consisting of three locomotives, an unoccupied crew van and 33 wagons was passing over the bridge en route to Darwin. The locomotives were damaged and the crew van and several intermodal containers and wagons containing copper concentrate were derailed into the river. The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012.
In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. During the three months ended March 31, 2012, the Company made cash payments of A$15.0 million (or $15.8 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$11.3 million (or $12.1 million at the exchange rate on the date received). The Company increased its estimate of costs associated with the Edith River Derailment by A$9.0 million (or $9.3 million at the exchange rate on March 31, 2012) during the three months ended March 31, 2012. Accordingly, the Company increased its recorded liability and insurance receivable by A$9.0 million (or $9.3 million at the exchange rate on March 31, 2012).
The Company believes it is possible that additional claims related to the Edith River Derailment may arise and additional costs may be incurred. The Company is unable to estimate the range of such claims based on currently available information.  However, the Company does not anticipate that these additional claims or costs, if any, will have a material adverse affect on its operating results, financial condition or liquidity.
12. SEGMENT INFORMATION:
The Company's various railroad lines are divided into 10 operating regions. All of the regions have similar characteristics, however, the Company presents its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$144,073	$63,363	$207,436	$132,307	$59,604	$191,911
Income from operations	31,313	10,001	41,314	26,935	12,268	39,203
Depreciation and amortization	12,318	5,315	17,633	11,346	4,515	15,861
Interest expense	(4,765)	(3,851)	(8,616)	(5,956)	(3,983)	(9,939)
Interest income	805	62	867	716	59	775
Provision for income taxes	10,539	1,766	12,305	6,072	2,413	8,485
Expenditures for additions to property & equipment, net of grants from outside parties	12,804	29,077	41,881	7,069	1,142	8,211

The following table sets forth the property and equipment recorded in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$1,128,919	$551,115	$1,680,034	$1,120,121	$523,468	$1,643,589
13. RECENTLY ISSUED ACCOUNTING STANDARDS:
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance relates solely to the presentation of other comprehensive income and does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted this ASU for the interim period ending March 31, 2012, which is the period for which it became effective for calendar year-end entities, and elected to utilize the two consecutive statements presentation.
14. SUBSEQUENT EVENTS:
On May 1, 2012, the Company announced that its newly formed subsidiary, the Columbus & Chattahoochee Railroad, Inc. (CCR), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama, to Mahrt, Alabama. The CCR will interchange with NS in Columbus, Georgia where the Company's Georgia Southwestern Railroad, Inc. also has operations. CCR expects to begin operating the railroad in July 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2011 Annual Report on Form 10-K.
Overview
We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 65 railroads organized into 10 regions, with approximately 7,600 miles of owned and leased track and 1,405 additional miles under track access arrangements. In addition, we provide rail service at 17 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers. On January 1, 2012, our newly formed subsidiary, the Hilton & Albany Railroad, Inc. (HAL), commenced operations in the United States, and on September 1, 2011, we completed the acquisition of the Arizona Eastern Railway Company (AZER) in the United States, in each case described in more detail below.
Operating revenues increased $15.5 million, or 8.1%, to $207.4 million in the three months ended March 31, 2012, compared with $191.9 million in the three months ended March 31, 2011. The increase in operating revenues included an $8.8 million, or 4.6%, increase in revenues from existing operations and $6.7 million in revenues from new operations. Our operating revenues from existing operations for the three months ended March 31, 2012 were negatively impacted by an estimated $7 million from the Edith River Bridge closure (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) and by approximately $5 million from lower coal and coal-related haulage traffic. During the three months ended March 31, 2012, the net appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar increased operating revenues from existing operations by $2.3 million. Other than the net impact from the change in foreign currency exchange rates, revenues from existing operations increased $6.5 million, or 3.4%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Our traffic in the three months ended March 31, 2012 was 222,178 carloads, a decrease of 22,378 carloads, or 9.2%, compared with the three months ended March 31, 2011. The traffic decrease consisted of a decrease of 27,163 carloads, or 11.1%, from existing operations, partially offset by 4,785 carloads from new operations. The decrease from existing operations was principally due to decreases of 22,205 carloads of coal traffic and 8,638 carloads of other commodity traffic, partially offset by an increase of 3,188 carloads of metals traffic. All other traffic from existing operations increased by a net 492 carloads. The decrease in coal traffic was driven by customer-specific circumstances (for example, high inventory and an extended maintenance outage) as well as by warm winter weather, low natural gas prices and lower levels of export coal. The decline in other commodity traffic was largely driven by a decrease in coal-related haulage traffic primarily driven by warm winter weather, low natural gas prices as well as by reduced coal exports.
Income from operations in the three months ended March 31, 2012 was $41.3 million, compared with $39.2 million in the three months ended March 31, 2011, an increase of $2.1 million, or 5.4%. Our operating ratio, defined as operating expenses divided by operating revenues, was 80.1% in the three months ended March 31, 2012, compared with 79.6% in the three months ended March 31, 2011. The 60-day closure of the Edith River Bridge reduced our operating income by approximately $5 million in the three months ended March 31, 2012.
Our effective income tax rate in the three months ended March 31, 2012 was 35.6%, compared with 27.7% in the three months ended March 31, 2011. The higher tax rate was driven primarily by the expiration of the Short Line Tax Credit (described in Note 7 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) on December 31, 2011.
Net income in the three months ended March 31, 2012 was $22.2 million, compared with net income of $22.1 million in the three months ended March 31, 2011. Our diluted earnings per share (EPS) in the three months ended March 31, 2012 were $0.52 with 43.1 million weighted average shares outstanding, compared with diluted EPS of $0.52 with 42.5 million weighted average shares outstanding in the three months ended March 31, 2011.
During the three months ended March 31, 2012, we generated $27.7 million in cash flow from operating activities from continuing operations. During the same period, we purchased $50.3 million of property and equipment, including $24.5 million for new locomotives and wagons in Australia. These payments were partially offset by $8.4 million in cash received from outside parties for capital spending and $1.6 million in proceeds from the disposition of property and equipment.

Changes in Operations
United States
Hilton & Albany Railroad, Inc.: In November 2011, our newly formed subsidiary, the Hilton & Albany Railroad, Inc. (HAL), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 56-mile segment of NS track that runs from Hilton, Georgia to Albany, Georgia. Operations commenced on January 1, 2012. The HAL handles primarily overhead traffic between NS and our following railroads: The Bay Line Railroad, L.L.C.; Chattahoochee Bay Railroad, Inc.; Chattahoochee Industrial Railroad; and Georgia Southwestern Railroad, Inc. In addition, the HAL serves several local agricultural and aggregate customers in southwest Georgia. The results from HAL’s operations have been included in our statement of operations since January 1, 2012 and are included in our North American & European Operations segment.
Arizona Eastern Railway Company: On September 1, 2011, we acquired all of the capital stock of Arizona Eastern Railway Company (AZER). We paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $0.6 million for the estimated working capital adjustment. Based on the final working capital adjustment, we recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. We incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in our statement of operations since September 1, 2011 and are included in our North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan entered into a long-term transportation agreement.
Discontinued Operations
The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three months ended March 31, 2012 and 2011. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary.
Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to changing economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products. However, shipments of other commodities are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.
Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$144,584	$6,363	$138,221	$132,805	$11,779	8.9%	$5,416	4.1%	$1,866
Non-freight revenues	62,852	352	62,500	59,106	3,746	6.3%	3,394	5.7%	464
Total operating revenues	$207,436	$6,715	$200,721	$191,911	$15,525	8.1%	$8,810	4.6%	$2,330
Carloads	222,178	4,785	217,393	244,556	(22,378)	(9.2)%	(27,163)	(11.1)%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Intermodal*	$18,702	12.9%	$17,931	13.5%	13,456	6.1%	13,718	5.6%	$1,390	$1,307
Coal & Coke	15,062	10.4%	18,871	14.2%	31,999	14.4%	54,204	22.2%	471	348
Farm & Food Products	19,392	13.4%	16,654	12.5%	32,727	14.7%	30,882	12.6%	593	539
Pulp & Paper	15,959	11.1%	14,779	11.1%	24,776	11.2%	24,309	9.9%	644	608
Metallic Ores**	11,815	8.2%	12,190	9.2%	7,087	3.2%	6,969	2.8%	1,667	1,749
Metals	16,756	11.6%	11,337	8.5%	26,671	12.0%	22,540	9.2%	628	503
Minerals & Stone	10,729	7.4%	9,666	7.3%	30,116	13.5%	30,727	12.6%	356	315
Chemicals & Plastics	14,240	9.9%	10,464	7.9%	17,046	7.7%	14,349	5.9%	835	729
Lumber & Forest Products	7,827	5.4%	7,389	5.6%	15,838	7.1%	15,575	6.4%	494	474
Petroleum Products	7,578	5.2%	6,450	4.9%	8,031	3.6%	7,788	3.2%	944	828
Auto & Auto Parts	2,060	1.4%	2,146	1.6%	2,406	1.1%	2,890	1.2%	856	743
Other	4,464	3.1%	4,928	3.7%	12,025	5.4%	20,605	8.4%	371	239
Total	$144,584	100.0%	$132,805	100.0%	222,178	100.0%	244,556	100.0%	$651	$543
______________________

*	Carload amounts represent intermodal units
**	Carload amounts include carloads and intermodal units in the 2012 period
Total freight traffic decreased by 22,378 carloads, or 9.2%, in the three months ended March 31, 2012, compared with the same period in 2011. Carloads from existing operations decreased by 27,163, or 11.1%, and new operations contributed 4,785 carloads. The decrease from existing operations was principally due to decreases of 22,205 carloads of coal traffic and 8,638 carloads of other commodity traffic, which is primarily the overhead haulage of coal on behalf of a connecting carrier, partially offset by an increase of 3,188 carloads of metals traffic. All other traffic from existing operations increased by a net 492 carloads.
Average freight revenues per carload increased 19.9% to $651 in the three months ended March 31, 2012, compared with the same period in 2011. Average freight revenues per carload from existing operations increased 17.1% to $636. The increase in average freight revenues per carload from existing operations included a 1.7% benefit from the net appreciation of the Australian and Canadian dollars relative to the United States dollar. In addition, changes in the commodity mix increased average freight revenues per carload from existing operations by 3.8% and higher fuel surcharges increased average freight revenues per carload from existing operations by 1.7%. Other than these factors, average freight revenues per carload from existing operations increased by 9.9%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily coal, metals and other commodities.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$18,702	$—	$18,702	$17,931	$771	4.3%	$771	4.3%	$858
Coal & Coke	15,062	130	14,932	18,871	(3,809)	(20.2%)	(3,939)	(20.9%)	(2)
Farm & Food Products	19,392	72	19,320	16,654	2,738	16.4%	2,666	16.0%	454
Pulp & Paper	15,959	310	15,649	14,779	1,180	8.0%	870	5.9%	(48)
Metallic Ores	11,815	1,228	10,587	12,190	(375)	(3.1%)	(1,603)	(13.2%)	509
Metals	16,756	1,373	15,383	11,337	5,419	47.8%	4,046	35.7%	(36)
Minerals & Stone	10,729	319	10,410	9,666	1,063	11.0%	744	7.7%	162
Chemicals & Plastics	14,240	2,829	11,411	10,464	3,776	36.1%	947	9.1%	(20)
Lumber & Forest Products	7,827	11	7,816	7,389	438	5.9%	427	5.8%	(6)
Petroleum Products	7,578	73	7,505	6,450	1,128	17.5%	1,055	16.4%	14
Auto & Auto Parts	2,060	—	2,060	2,146	(86)	(4.0%)	(86)	(4.0%)	(19)
Other	4,464	18	4,446	4,928	(464)	(9.4%)	(482)	(9.8%)	—
Total freight revenues	$144,584	$6,363	$138,221	$132,805	$11,779	8.9%	$5,416	4.1%	$1,866
The following information discusses the significant changes in freight revenues by commodity group from existing operations. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Intermodal revenues increased $0.8 million, or 4.3%. Average freight revenues per carload increased 6.4%, which increased revenues by $1.1 million, while intermodal traffic volume decreased 262 carloads, or 1.9%, which decreased revenues by $0.4 million. The increase in average freight revenues per carload included a benefit of $0.9 million due to the net appreciation of the Australian and Canadian dollars relative to the United States dollar.
Coal and coke revenues decreased $3.9 million, or 20.9%. Coal and coke traffic volume decreased 22,205 carloads, or 41.0%, which decreased revenues by $10.4 million, while average freight revenues per carload increased 34.2%, primarily due to a change in customer mix, which increased revenues by $6.4 million. The decrease in carloads was driven by customer-specific circumstances (for example, high inventory and an extended maintenance outage) as well as by warm winter weather, low natural gas prices and lower levels of export coal.
Farm and food products revenues increased $2.7 million, or 16.0%. Average freight revenues per carload increased 10.2%, which increased revenues by $1.7 million, and farm and food products traffic volume increased 1,636 carloads, or 5.3%, which increased revenues by $1.0 million. The increase in average freight revenues per carload included a benefit of $0.5 million due to the net appreciation of the Australian and Canadian dollars relative to the United States dollar. The carload increase was primarily due to a strong winter wheat season in Canada.
Pulp and paper revenues increased $0.9 million, or 5.9%. Average freight revenues per carload increased 3.9%, which increased revenues by $0.6 million, and pulp and paper traffic volume increased 467 carloads, or 1.9%, which increased revenues by $0.3 million. The carload increase was primarily due to higher pulpboard traffic in the southern United States.
Metallic ores revenues decreased $1.6 million, or 13.2%, primarily due to lower volumes. Metallic ores traffic volume decreased 2,055 carloads, primarily due to the closure of a section of track at the northeastern end of the Adelaide to Darwin rail line in Australia due to the Edith River Bridge closure (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q). Effective January 1, 2012, a metallic ores customer switched its mode of transportation from using wagons to using containers. As a result, our metallic ores traffic volume increased 1,264 carloads for an equivalent volume. The net decrease in metallic ores traffic volume was 791 carloads, or 11.4%.
Metals revenues increased $4.0 million, or 35.7%. Average freight revenues per carload increased 18.9%, primarily due to a change in customer mix, which increased revenues by $2.1 million, and metals traffic volume increased 3,188 carloads, or 14.1%, which increased revenues by $1.9 million. The carload increase was primarily due to an increase in carloads due to the expansion of a plant we serve in the southern United States. The increase in average freight revenues per carload was primarily due to a change in mix of metals traffic.

Minerals and stone revenues increased $0.7 million, or 7.7%. Average freight revenues per carload increased 12.1%, which increased revenues by $1.2 million, while minerals and stone traffic volume decreased 1,195 carloads, or 3.9%, which decreased revenues by $0.4 million. The carload decrease was primarily due to a decrease in rock salt shipments due to warm winter weather in the northeastern United States and the temporary closure of a government-owned rail line in Australia, partially offset by increased cement traffic in the Mid-Atlantic region of the United States.
Chemicals and plastics revenues increased $0.9 million, or 9.1%. Chemicals and plastics traffic volume increased 674 carloads, or 4.7%, which increased revenues by $0.5 million, and average freight revenues per carload increased 4.3%, which increased revenues by $0.4 million.
Petroleum products revenues increased $1.1 million, or 16.4%. Average freight revenues per carload increased 13.6%, which increased revenues by $0.9 million, and petroleum products traffic volume increased 184 carloads, or 2.4%, which increased revenues by $0.2 million.
Other freight revenues decreased $0.5 million, or 9.8%. Other traffic volume decreased 8,638 carloads, or 41.9%, which decreased revenues by $3.2 million, and average freight revenues per carload increased 55.6%, primarily due to a reduction in overhead haulage traffic, which increased revenues by $2.7 million. The carload decrease was largely driven by a decline in coal-related haulage traffic primarily resulting from warm winter weather, low natural gas prices as well as by reduced coal exports. The increase in average freight revenues per carload was primarily due to the change in mix of other traffic.
Freight revenues from all remaining commodities decreased by $0.3 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Total	Amount	% of Total
Railcar switching	$33,037	52.5%	$31,016	52.5%
Car hire and rental income	5,328	8.5%	5,442	9.2%
Fuel sales to third parties	5,286	8.4%	4,419	7.5%
Demurrage and storage	6,205	9.9%	5,571	9.4%
Car repair services	1,822	2.9%	2,020	3.4%
Other non-freight revenues	11,174	17.8%	10,638	18.0%
Total non-freight revenues	$62,852	100.0%	$59,106	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/ (Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$33,037	$116	$32,921	$31,016	$2,021	6.5%	$1,905	6.1%	$148
Car hire and rental income	5,328	124	5,204	5,442	(114)	(2.1)%	(238)	(4.4%)	87
Fuel sales to third parties	5,286	—	5,286	4,419	867	19.6%	867	19.6%	—
Demurrage and storage	6,205	46	6,159	5,571	634	11.4%	588	10.6%	3
Car repair services	1,822	71	1,751	2,020	(198)	(9.8)%	(269)	(13.3%)	(4)
Other operating income	11,174	(5)	11,179	10,638	536	5.0%	541	5.1%	230
Total non-freight revenues	$62,852	$352	$62,500	$59,106	$3,746	6.3%	$3,394	5.7%	$464
Non-freight revenues increased $3.7 million, or 6.3%, to $62.9 million in the three months ended March 31, 2012, compared with $59.1 million in the three months ended March 31, 2011. The increase in non-freight revenues included a $3.4 million, or 5.7%, increase in existing operations and $0.4 million from new operations. The increase in non-freight revenues from existing operations included a benefit of $0.5 million due to the net impact from the change in foreign currency exchange rates. Other than the change in foreign currency exchange rates, non-freight revenues from existing operations increased $2.9 million, or 5.0%, primarily due to higher switching revenues in Europe, Australia and Canada.

The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $1.9 million, or 6.1%. The increase was due to a $2.6 million increase in industrial switching revenues primarily due to new and expanded customer service contracts, partially offset by a $0.7 million decrease in port switching revenues. The decrease in port switching revenues was primarily due to a decrease in export grain traffic at our United States port operations, partially offset by an increase in shipments in the Port of Rotterdam.
Fuel sales to third parties increased $0.9 million, or 19.6%, and included a $0.5 million increase resulting from a 10.7% increase in the average price per gallon and a $0.4 million increase resulting from an 8.1% increase in gallons sold.
Demurrage and storage revenues increased $0.6 million, or 10.6%. The increase was primarily due to an increase in the number of third-party rail cars being stored in the United States.
Operating Expenses
Overview
Operating expenses were $166.1 million in the three months ended March 31, 2012, compared with $152.7 million in the three months ended March 31, 2011, an increase of $13.4 million, or 8.8%. The increase in operating expenses was attributable to an increase of $9.4 million from existing operations and $4.0 million from new operations. The increase from existing operations was primarily due to a $6.1 million increase in labor and benefits due to the hiring of new employees and annual wage and benefit increases in the three months ended March 31, 2012. In addition, the net appreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $1.5 million increase in operating expenses from existing operations.
Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 80.1% in the three months ended March 31, 2012, compared to 79.6% in the three months ended March 31, 2011. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses, individually. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	2012		2011		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$65,757	31.7%	$58,082	30.3%	$446
Equipment rents	9,817	4.8%	10,544	5.4%	181
Purchased services	18,031	8.7%	17,442	9.1%	513
Depreciation and amortization	17,633	8.5%	15,861	8.3%	191
Diesel fuel used in operations	21,998	10.6%	21,421	11.2%	—
Diesel fuel sold to third parties	4,990	2.4%	4,079	2.1%	—
Casualties and insurance	5,547	2.7%	5,438	2.8%	94
Materials	6,107	2.9%	6,583	3.4%	(6)
Net gain on sale of assets	(1,230)	(0.6%)	(1,010)	(0.5%)	1
Other expenses	17,472	8.4%	14,268	7.5%	125
Total operating expenses	$166,122	80.1%	$152,708	79.6%	$1,545
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $65.8 million in the three months ended March 31, 2012, compared with $58.1 million in the three months ended March 31, 2011, an increase of $7.7 million, or 13.2%, of which $6.5 million was from existing operations and $1.1 million was from new operations. The increase from existing operations consisted of $2.5 million due to an increase in the average number of employees, $1.8 million from annual wage increases, $1.8 million of benefit increases (primarily health care costs) and $0.4 million due to the net impact from the change in foreign currency exchange rates. Our average number of employees during the three months ended March 31, 2012 increased by 80 employees compared with our average number of employees during the three months ended March 31, 2011. Approximately 30 of these additional employees were from our Australian Operations and were added primarily to support a new iron ore contract in South Australia scheduled to begin in the fourth quarter of this year.
Equipment rents expense was $9.8 million in the three months ended March 31, 2012, compared with $10.5 million in the three months ended March 31, 2011, a decrease of $0.7 million, or 6.9%. The decrease was primarily due to decreases in locomotive rents in Australia and freight car rents in the United States, which were partially offset by $0.4 million from new operations.
Depreciation and amortization expense was $17.6 million in the three months ended March 31, 2012, compared with $15.9 million in the three months ended March 31, 2011, an increase of $1.8 million, or 11.2%. The increase was attributable to a $1.2 million increase from existing operations primarily due to new locomotives and wagons in Australia and $0.6 million from new operations.
The cost of diesel fuel used in operations was $22.0 million in the three months ended March 31, 2012, compared with $21.4 million in the three months ended March 31, 2011, an increase of $0.6 million, or 2.7%. The increase was attributable to $0.8 million from new operations, partially offset by a $0.2 million decrease from existing operations. The decrease from existing operations was composed of $2.8 million due to an 11.6% decrease in diesel fuel consumption, primarily due to an 11.1% decrease in carloads, partially offset by $2.6 million from a 12.0% increase in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $5.0 million in the three months ended March 31, 2012, compared with $4.1 million in the three months ended March 31, 2011, an increase of $0.9 million, or 22.3%. The increase was composed of $0.5 million resulting from a 13.2% increase in average diesel fuel cost per gallon and $0.4 million from an 8.1% increase in gallons sold.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $6.1 million in the three months ended March 31, 2012, compared with $6.6 million in the three months ended March 31, 2011, a decrease of $0.5 million, or 7.2%. The decrease was attributable to a $0.8 million decrease from existing operations, partially offset by $0.3 million from new operations.
Other expenses were $17.5 million in the three months ended March 31, 2012, compared with $14.3 million in the three months ended March 31, 2011, an increase of $3.2 million, or 22.5%. The increase was primarily attributable to an increase in trackage rights expense in 2012 resulting primarily from the increase in steel traffic volumes.
Other Income (Expense) Items
Interest Income
Interest income was $0.9 million in the three months ended March 31, 2012, compared with $0.8 million in the three months ended March 31, 2011.
Interest Expense
Total interest cost was $9.6 million in the three months ended March 31, 2012. Of this amount, we capitalized $1.0 million due to significant expenditures for the construction of new Australian locomotives and wagons, resulting in net reported interest expense of $8.6 million.
Provision for Income Taxes
Our effective income tax rate in the three months ended March 31, 2012 was 35.6% compared with 27.7% in the three months ended March 31, 2011. The increase in the effective tax rate was primarily attributable to the expiration of the United States Short Line Tax Credit.
The Short Line Tax Credit is a track maintenance income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit has been in existence since 2005 and expired on December 31, 2011.

Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the three months ended March 31, 2012 was $22.2 million, compared with income from continuing operations, net of tax, in the three months ended March 31, 2011 of $22.1 million. Our basic EPS from continuing operations were $0.55 with 40.4 million weighted average shares outstanding in the three months ended March 31, 2012, compared with basic EPS from continuing operations of $0.56 with 39.5 million weighted average shares outstanding in the three months ended March 31, 2011. Our diluted EPS from continuing operations in the three months ended March 31, 2012 were $0.52 with 43.1 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the three months ended March 31, 2011 of $0.52 with 42.5 million weighted average shares outstanding.
Segment Information
Our various railroad lines are organized into 10 operating regions. All of the regions have similar characteristics, however, we present our financial information as two reportable segments - North American & European Operations and Australian Operations.
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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$102,048	$42,536	$144,584	$90,729	$42,076	$132,805
Non-freight	42,025	15,541	57,566	41,578	13,109	54,687
Fuel sales to third parties	—	5,286	5,286	—	4,419	4,419
Total revenues	$144,073	$63,363	$207,436	$132,307	$59,604	$191,911

Operating expenses:
Labor and benefits	51,090	14,667	65,757	46,459	11,623	58,082
Equipment rents	6,726	3,091	9,817	6,493	4,051	10,544
Purchased services	6,259	11,772	18,031	6,365	11,077	17,442
Depreciation and amortization	12,318	5,315	17,633	11,346	4,515	15,861
Diesel fuel used in operations	15,209	6,789	21,998	14,977	6,444	21,421
Diesel fuel sold to third parties	—	4,990	4,990	—	4,079	4,079
Casualties and insurance	3,412	2,135	5,547	3,323	2,115	5,438
Materials	5,884	223	6,107	6,262	321	6,583
Net gain on sale of assets	(1,111)	(119)	(1,230)	(1,008)	(2)	(1,010)
Other expenses	12,973	4,499	17,472	11,155	3,113	14,268
Total operating expenses	$112,760	$53,362	$166,122	$105,372	$47,336	$152,708

Operating ratio	78.3%	84.2%	80.1%	79.6%	79.4%	79.6%

Income from operations	$31,313	$10,001	$41,314	$26,935	$12,268	$39,203

Interest expense	$(4,765)	$(3,851)	$(8,616)	$(5,956)	$(3,983)	$(9,939)
Interest income	$805	$62	$867	$716	$59	$775

Provision for income taxes	$10,539	$1,766	$12,305	$6,072	$2,413	$8,485
Carloads	174,256	47,922	222,178	194,230	50,326	244,556
Expenditures for additions to property & equipment, net of grants from outside parties	$12,804	$29,077	$41,881	$7,069	$1,142	$8,211

Revenues from our North American & European Operations were $144.1 million in the three months ended March 31, 2012, compared with $132.3 million in the three months ended March 31, 2011, an increase of $11.8 million, or 8.9%. The $11.8 million increase in revenues from our North American & European Operations consisted of an $11.3 million increase in freight revenues and a $0.5 million increase in non-freight revenues. The $11.3 million increase in freight revenues consisted of $6.3 million from new operations and $5.0 million from existing operations. The $5.0 million increase from existing operations consisted of $19.0 million due to a 21.0% increase in average freight revenues per carload, partially offset by $14.0 million due to a 24,759, or 12.7%, carload decrease. Changes in commodity mix and higher fuel surcharges increased average revenues per carload from existing operations by 4.2% and 2.4%, respectively. Other than these factors, average freight revenues from existing operations in our North America & European Operations increased 14.5%. Average freight revenues per carload were specifically impacted by changes in the mix of customers within coal, metals and other commodities.
Operating expenses from our North American & European Operations were $112.8 million in the three months ended March 31, 2012, compared with $105.4 million in the three months ended March 31, 2011, an increase of $7.4 million, or 7.0%. The increase in operating expenses included $4.0 million from new operations and $3.4 million from existing operations. The increase in operating expenses from existing operations was primarily driven by labor and benefits expense due to the hiring of new employees and annual wage and benefit increases.
Revenues from our Australian Operations were $63.4 million in the three months ended March 31, 2012, compared with $59.6 million in the three months ended March 31, 2011, an increase of $3.8 million, or 6.3%. The increase in revenues included a $2.4 million increase in non-freight revenues, a $0.9 million increase in fuel sales to third parties and a $0.5 million increase in freight revenues. The $2.4 million increase in non-freight revenues included a benefit of $0.6 million from the appreciation of the Australian dollar relative to the United States dollar. This increase in non-freight revenues was primarily driven by an increased level of activity with existing customers. The $0.5 million increase in freight revenues included a benefit of $2.1 million from the appreciation of the Australian dollar relative to the United States dollar. Other than the currency impact, the decline in freight revenues was primarily due to the Edith River Bridge Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) in late December 2011 that closed a portion of our main line for 60 days and reduced our revenues by approximately $7 million. The Edith River Bridge reopened on February 29, 2012.
Operating expenses from our Australian Operations were $53.4 million in the three months ended March 31, 2012, compared with $47.3 million in the three months ended March 31, 2011, an increase of $6.0 million, or 12.7%. The increase in operating expenses included a $2.5 million increase in labor and benefits expense due to an increase in the average number of employees and annual wage and benefit increases, $1.8 million from the appreciation of the Australian dollar relative to the United States dollar and a $0.9 million increase in diesel fuel sold to third parties. Our average number of employees during the three months ended March 31, 2012 increased by 30 employees compared with our average number of employees during the three months ended March 31, 2011. These additional employees were added primarily to support a new iron ore contract in South Australia scheduled to begin in the fourth quarter of this year.
Liquidity and Capital Resources
During the three months ended March 31, 2012, we generated $27.7 million of cash from operating activities from continuing operations, compared with $7.3 million of cash from operating activities from continuing operations during the three months ended March 31, 2011. We made cash payments of A$15.0 million (or $15.8 million at the average exchange rate during the period) for repairs and other incremental costs associated with the Edith River Bridge closure in Australia and received cash proceeds from insurance associated with these costs of A$11.3 million (or $12.1 million at the exchange rate on the date received) during the three months ended March 31, 2012.
During the three months ended March 31, 2012 and 2011, our cash flows used in investing activities from continuing operations were $41.1 million and $7.6 million, respectively. For the three months ended March 31, 2012, primary drivers of cash used in investing activities were $50.3 million of cash used for capital expenditures, including $24.5 million for new Australian locomotives and wagons and $0.8 million of net cash paid for acquisitions, partially offset by $8.4 million in cash received from grants from outside parties for capital spending and $1.6 million in cash proceeds from the sale of property and equipment. For the three months ended March 31, 2011, primary drivers of cash used in investing activities were $15.7 million of cash used for capital expenditures and $0.4 million paid for acquisitions, partially offset by $7.5 million in cash received from grants from outside parties for capital spending and $1.0 million in cash proceeds from the sale of property and equipment.

During the three months ended March 31, 2012 and 2011, our cash flows provided by financing activities from continuing operations were $14.5 million and $0.9 million, respectively. For the three months ended March 31, 2012, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $8.3 million and net cash inflows of $6.2 million from exercises of stock-based awards. For the three months ended March 31, 2011, primary drivers of cash provided by financing activities were net cash inflows of $3.9 million from exercises of stock-based awards, partially offset by a net decrease in outstanding debt of $3.0 million.
At March 31, 2012, we had long-term debt, including current portion, totaling $637.0 million, which was 39.0% of our total capitalization, and $211.2 million of unused borrowing capacity under our credit facility. At December 31, 2011, we had long-term debt, including current portion, totaling $626.2 million, which was 39.5% of our total capitalization, and $227.2 million of unused borrowing capacity under our credit facility.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Edith River Derailment
On December 27, 2011, a train operated by our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), derailed in the vicinity of the Edith River Bridge in Australia's Northern Territory (the Edith River Derailment). Flood waters associated with heavy rainfall from Cyclone Grant washed away the southern portion of the Edith River Bridge while a northbound GWA intermodal train consisting of three locomotives, an unoccupied crew van and 33 wagons was passing over the bridge en route to Darwin. The locomotives were damaged and the crew van and several intermodal containers and wagons containing copper concentrate were derailed into the river. The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced our revenues by approximately $7 million and reduced our operating income by approximately $5 million, primarily in the first quarter of 2012. We believe substantially all of the operating income reduction will be recovered through business interruption insurance later in the year. While the bridge is now open, we expect to make additional repairs later this year which would likely take the bridge out of service for a short period of time.
In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at the December 31, 2011 exchange rate) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. During the three months ended March 31, 2012, we made cash payments of A$15.0 million (or $15.8 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$11.3 million (or $12.1 million at the exchange rate on the date received). We increased our estimate of costs associated with the Edith River Derailment by A$9.0 million (or $9.3 million at the exchange rate on March 31, 2012) during the three months ended March 31, 2012. Accordingly, we increased our recorded liability and insurance receivable by A$9.0 million (or $9.3 million at the exchange rate on March 31, 2012).
We believe it is possible that additional claims related to the Edith River Derailment may arise and additional costs may be incurred. We are unable to estimate the range of such claims based on currently available information. However, we do not anticipate that these additional claims or costs, if any, will have a material adverse affect on our operating results, financial condition or liquidity.
Credit Agreement
As of March 31, 2012, our $425.0 million revolving credit facility consisted of $208.9 million in borrowings, $5.0 million in letter of credit guarantees and $211.2 million of unused borrowing capacity. As of March 31, 2012, the United States, Australian and European revolving loans had interest rates of 1.74%, 6.02% and 1.86%, respectively. The United States, Australian and Canadian term loans had interest rates of 1.74%, 6.02% and 2.66%, respectively. Our credit agreement requires us to comply with certain financial covenants. As of March 31, 2012, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, our unused borrowing capacity is available for general corporate purposes, including acquisitions. See Note 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding our credit facilities.

2012 Expected Capital Expenditures
For the three months ended March 31, 2012, we have incurred $45.1 million in aggregate capital expenditures, of which we have paid $31.1 million in cash and accrued $14.0 million in accounts payable as of March 31, 2012. We expect to receive $5.1 million in grants from outside parties related to this year-to-date activity. Of this amount, as of March 31, 2012, $4.2 million was included within outstanding grant receivables from outside parties and $0.9 million was collected from outside parties.
Cash of $50.3 million paid for purchases of property and equipment during the three months ended March 31, 2012 consisted of $31.1 million for 2012 capital projects and $19.2 million related to capital expenditures accrued in 2011. Grant proceeds during the three months ended March 31, 2012 consisted of $0.9 million for grants related to 2012 capital expenditures and $7.5 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the three months ended March 31, 2012 as compared with our 2012 full year expected capital expenditures can be summarized as follows (dollars in thousands):

		Actual for the
	Expected Full Year	Three Months Ended
	2012	March 31, 2012
New Australian equipment	$36,100	$24,543
Capital expenditures, other than new Australian equipment	149,100	20,567
Grant proceeds from outside parties	(51,800)	(5,073)
Net capital expenditures	$133,400	$40,037
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2011 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the three months ended March 31, 2012.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the three months ended March 31, 2012 with the three months ended March 31, 2011, foreign currency translation had a net positive impact on our consolidated revenues due to the strengthening of the Australian dollar, partially offset by the weakening of the Canadian dollar and the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recently Issued Accounting Standards

See Note 13 to our Consolidated Financial Statements included elsewhere in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $6.3 million at March 31, 2012 and $7.0 million at December 31, 2011.
On December 1, 2010, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement which effectively converted an A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. We are required to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is the Australian equivalent to LIBOR. We realized an expense of $1.3 million and $1.4 million within interest (expense)/income related to the quarterly settlement for the three months ended March 31, 2012 and 2011, respectively. In addition, we recognized a net gain of $0.2 million within other income, net related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on March 31, 2012. The fair value of the cross-currency swap represented a current liability of $8.5 million as of March 31, 2012 and $7.2 million as of December 31, 2011. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The swap expires on December 1, 2012.
During the three months ended March 31, 2012, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the disclosure controls and procedures were effective to accomplish their objectives at a reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

2012	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	—
February 1 to February 29	29,096	$60.38	—	—
March 1 to March 31	—	$—	—	—
Total	29,096	$60.38	—	—
 ______________________

(1)
The 29,096 shares acquired in the three months ended March 31, 2012 represent common stock acquired by us from our employees who surrendered shares in lieu of cash to pay taxes on equity awards in conjunction with our Second Amended and Restated 2004 Omnibus Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
NONE

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
NONE

ITEM 6.	EXHIBITS.
For a list of exhibits, see INDEX TO EXHIBITS following the signature page to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESEE & WYOMING INC.

Date:	May 7, 2012	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer

Date:	May 7, 2012	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer and Global Controller

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

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Consolidated Cash Flow Statements for the three months ended March 31, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.**

______________________

*	Exhibit filed or furnished with this Report, as applicable.
**
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