Form 10-Q
period 2012-06-30
GENESEE & WYOMING INC
filed 2012-08-07
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File No. 001-31456
_________________________________________________________________
GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut 06830
(Address of principal executive offices)(Zip Code)
(203) 629-3722
(Registrant’s telephone number, including area code)
_____________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on July 31, 2012:

Class	Number of Shares Outstanding
Class A Common Stock	40,725,958
Class B Common Stock	2,112,048

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management’s beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” and variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic and competitive uncertainties and contingencies and third-party approvals; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with expenses associated with estimated claims, self-insured retention amounts, and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruption of operations; susceptibility to the risks of doing business in foreign countries; uncertainties as to the timing or approval of the merger between us and RailAmerica, Inc. that was announced on July 23, 2012; the conditions, if any, imposed by the Surface Transportation Board to approve the merger; the possibilities that various closing conditions for the merger will not be satisfied or waived; our success integrating RailAmerica, Inc. into our operations and our ability to achieve the expected synergies as a result of the merger; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2011 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to update the current expectations or forward-looking statements contained in this report.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 and DECEMBER 31, 2011 (Unaudited)
(dollars in thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,219	$27,269
Accounts receivable, net	159,792	165,768
Materials and supplies	16,343	14,445
Prepaid expenses and other	15,621	13,332
Deferred income tax assets, net	19,666	19,385
Total current assets	261,641	240,199
PROPERTY AND EQUIPMENT, net	1,712,879	1,643,589
GOODWILL	159,963	160,277
INTANGIBLE ASSETS, net	227,145	230,628
DEFERRED INCOME TAX ASSETS, net	2,442	2,342
OTHER ASSETS, net	17,716	17,122
Total assets	$2,381,786	$2,294,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$64,351	$57,168
Accounts payable	112,095	134,081
Accrued expenses	70,497	69,097
Deferred income tax liabilities, net	—	925
Total current liabilities	246,943	261,271
LONG-TERM DEBT, less current portion	563,599	569,026
DEFERRED INCOME TAX LIABILITIES, net	307,681	285,780
DEFERRED ITEMS - grants from outside parties	208,785	198,824
OTHER LONG-TERM LIABILITIES	17,873	18,622
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized; 53,212,117 and 52,717,553 shares issued and 40,723,031 and 40,257,656 shares outstanding (net of 12,489,086 and 12,459,897 shares in treasury) on June 30, 2012 and December 31, 2011, respectively	532	527
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized; 2,112,048 and 2,192,473 shares issued and outstanding on June 30, 2012 and December 31, 2011, respectively	21	22
Additional paid-in capital	403,767	385,473
Retained earnings	800,273	741,669
Accumulated other comprehensive income	39,026	37,895
Treasury stock, at cost	(206,714)	(204,952)
Total stockholders’ equity	1,036,905	960,634
Total liabilities and stockholders’ equity	$2,381,786	$2,294,157
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES	$217,419	$209,589	$424,855	$401,500
OPERATING EXPENSES:
Labor and benefits	61,366	58,966	127,123	117,048
Equipment rents	8,967	10,986	18,784	21,530
Purchased services	19,304	19,705	37,335	37,147
Depreciation and amortization	18,334	16,297	35,967	32,158
Diesel fuel used in operations	21,134	22,654	43,132	44,075
Diesel fuel sold to third parties	4,111	4,500	9,101	8,579
Casualties and insurance	5,943	6,228	11,490	11,666
Materials	6,783	6,090	12,890	12,673
Net gain on sale of assets	(6,199)	(1,088)	(7,429)	(2,098)
Gain on insurance recoveries	(5,186)	(1,018)	(5,186)	(1,043)
Other operating expenses	20,389	15,104	37,861	29,397
Total operating expenses	154,946	158,424	321,068	311,132
INCOME FROM OPERATIONS	62,473	51,165	103,787	90,368
Interest income	964	858	1,831	1,633
Interest expense	(8,622)	(10,253)	(17,238)	(20,192)
Gain on sale of investments	—	625	—	894
Other income, net	15	170	999	469
Income from continuing operations before income taxes	54,830	42,565	89,379	73,172
Provision for income taxes	18,443	11,420	30,748	19,905
Income from continuing operations, net of tax	36,387	31,145	58,631	53,267
Loss from discontinued operations, net of tax	(24)	—	(27)	—
NET INCOME	$36,363	$31,145	$58,604	$53,267
BASIC EARNINGS PER SHARE:
Basic earnings per common share from continuing operations	$0.90	$0.78	$1.45	$1.34
Basic loss per common share from discontinued operations	—	—	—	—
Basic earnings per common share	$0.90	$0.78	$1.45	$1.34
Weighted average shares - basic	40,614	39,903	40,487	39,695
DILUTED EARNINGS PER SHARE
Diluted earnings per common share from continuing operations	$0.84	$0.73	$1.36	$1.25
Diluted loss per common share from discontinued operations	—	—	—	—
Diluted earnings per common share	$0.84	$0.73	$1.36	$1.25
Weighted average shares - diluted	43,153	42,757	43,116	42,654
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INCOME	$36,363	$31,145	$58,604	$53,267
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(5,801)	9,547	445	16,223
Net unrealized gain/(loss) on qualifying cash flow hedges, net of tax (provision)/benefit of ($351), $140, ($604) and ($253) respectively	617	(246)	1,063	444
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($18), ($26), $214 and $71, respectively	32	46	(377)	(125)
Other comprehensive (loss)/income	(5,152)	9,347	1,131	16,542
COMPREHENSIVE INCOME	$31,211	$40,492	$59,735	$69,809
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,604	$53,267
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	27	—
Depreciation and amortization	35,967	32,158
Compensation cost related to equity awards	3,948	3,839
Excess tax benefit from share-based compensation	(2,687)	(2,049)
Deferred income taxes	21,608	11,071
Net gain on sale of assets	(7,429)	(2,098)
Gain on sale of investments	—	(894)
Gain on insurance recoveries	(5,186)	(1,043)
Insurance proceeds received	21,373	24
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	3,617	(17,612)
Materials and supplies	(1,870)	(1,763)
Prepaid expenses and other	(2,331)	2,048
Accounts payable and accrued expenses	(35,365)	(24,174)
Other assets and liabilities, net	579	(813)
Net cash provided by operating activities from continuing operations	90,855	51,961
Net cash used in operating activities from discontinued operations	(27)	(5)
Net cash provided by operating activities	90,828	51,956
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(106,538)	(62,065)
Grant proceeds from outside parties	18,281	11,700
Cash paid for acquisitions, net of cash acquired	(837)	(440)
Proceeds from sale of investments	—	1,369
Proceeds from disposition of property and equipment	8,141	3,106
Net cash used in investing activities from continuing operations	(80,953)	(46,330)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(131,390)	(115,764)
Proceeds from issuance of long-term debt	133,118	94,612
Proceeds from employee stock purchases	10,742	12,631
Treasury stock purchases	(1,763)	(1,287)
Excess tax benefit from share-based compensation	2,687	2,049
Net cash provided by/(used in) financing activities from continuing operations	13,394	(7,759)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(319)	653
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,950	(1,479)
CASH AND CASH EQUIVALENTS, beginning of period	27,269	27,417
CASH AND CASH EQUIVALENTS, end of period	$50,219	$25,938
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and six months ended June 30, 2012 and 2011 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2011 was derived from the audited financial statements in the Company’s 2011 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation.
2. CHANGES IN OPERATIONS:
Australia
The Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA purchased an intermodal and freight terminal in Alice Springs, Northern Territory from AIO. Pursuant to the agreement, the Company will sell to AIO certain assets in the township of Cook, South Australia that include a fuel-sales business. The Company completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.5 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook is expected to close in the third quarter of 2012 following completion of certain conditions to the closing. The Company expects to receive A$4.0 million (or $4.1 million at the exchange rate on June 30, 2012) in pre-tax cash proceeds from the sale and recognize an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on June 30, 2012), or approximately $0.03 per share.
United States
Columbus & Chattahoochee Railroad, Inc.: In April 2012, the Company's newly formed subsidiary, the Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where the Company's Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations will be included in the Company’s statement of operations effective July 1, 2012 and will be included in the Company’s North American & European Operations segment.
Hilton & Albany Railroad, Inc.: In November 2011, the Company's newly formed subsidiary, the Hilton & Albany Railroad, Inc. (HAL), signed an agreement with NS to lease and operate a 56-mile segment of NS track that runs from Hilton, Georgia to Albany, Georgia. Operations commenced on January 1, 2012. The HAL handles primarily overhead traffic between NS and the Company's following railroads: The Bay Line Railroad, L.L.C.; Chattahoochee Bay Railroad, Inc.; Chattahoochee Industrial Railroad; and Georgia Southwestern Railroad, Inc. In addition, the HAL serves several local agricultural and aggregate customers in southwest Georgia. The results from HAL’s operations have been included in the Company’s statement of operations since January 1, 2012 and are included in the Company’s North American & European Operations segment.

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
Results from Continuing Operations
When comparing the Company’s results from continuing operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to changing economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (South Australian grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

3. EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerators:
Income from continuing operations, net of tax	$36,387	$31,145	$58,631	$53,267
Loss from discontinued operations, net of tax	(24)	—	(27)	—
Net income	$36,363	$31,145	$58,604	$53,267
Denominators:
Weighted average Class A common shares outstanding - Basic	40,614	39,903	40,487	39,695
Weighted average Class B common shares outstanding	2,112	2,218	2,139	2,311
Dilutive effect of employee stock grants	427	636	490	648
Weighted average shares - Diluted	43,153	42,757	43,116	42,654
Basic:
Earnings per common share from continuing operations	$0.90	$0.78	$1.45	$1.34
Loss per common share from discontinued operations	—	—	—	—
Earnings per common share	$0.90	$0.78	$1.45	$1.34
Diluted:
Earnings per common share from continuing operations	$0.84	$0.73	$1.36	$1.25
Loss per common share from discontinued operations	—	—	—	—
Earnings per common share	$0.84	$0.73	$1.36	$1.25
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Anti-dilutive shares	274	98	245	78
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable - trade	$127,237	$130,486
Accounts receivable - grants	16,375	20,753
Accounts receivable - insurance claims	19,524	17,336
Total accounts receivable	163,136	168,575
Less: Allowance for doubtful accounts	(3,344)	(2,807)
Accounts receivable, net	$159,792	$165,768

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
The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate portion of its interest obligation on the notional amount under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement represented a liability of $5.4 million as of June 30, 2012 and was estimated based on Level 2 inputs. The Company’s effectiveness testing during the period ended June 30, 2012 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.

Foreign Currency Exchange Rate Risk
As of June 30, 2012, $220.1 million of third-party debt, related to the Company’s foreign operations, was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company’s foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement. A portion of the funds was transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized a net expense of $1.2 million within interest expense, net related to the quarterly settlement for the three months ended June 30, 2012. In addition, the Company recognized a net gain of $0.1 million within other income, net related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on June 30, 2012. The fair value of the Swap represented a current liability of $7.2 million as of June 30, 2012. The fair value of the Swap was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
Liability Derivatives:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,288	Accrued expenses	$4,143
Interest rate swap agreement	Other long-term liabilities	1,070	Other long-term liabilities	2,882
Total derivatives designated as hedges		$5,358		$7,025
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$7,232	Accrued expenses	$7,170
Total liability derivatives not designated as hedges		$7,232		$7,170

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the three and six months ended June 30, 2012 and 2011 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Designated as Cash Flow Hedges:	2012	2011	2012	2011
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$617	$(246)	$1,063	$444
The following table shows the effect of the Company’s derivative instruments not designated as hedges for the three and six months ended June 30, 2012 and 2011 in the consolidated statement of operations (dollars in thousands):

		Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:		Three Months Ended		Six Months Ended
	Location of Amount Recognized in Earnings	June 30,		June 30,
		2012	2011	2012	2011
Cross-currency swap agreement	Interest expense, net	$(1,203)	$(1,524)	$(2,521)	$(2,960)
Cross-currency swap agreement	Other income, net	115	97	288	119
		$(1,088)	$(1,427)	$(2,233)	$(2,841)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Derivative instruments: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of June 30, 2012, the Company’s derivative financial instruments consisted of an interest rate swap agreement and a cross-currency swap agreement. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, Australian dollar BBSW implied forward interest rates and the remaining time to maturity.

•
Long-term debt: Since the Company’s long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	$5,358	$7,025
Cross-currency swap agreement	7,232	7,170
Total financial liabilities carried at fair value	$12,590	$14,195

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series B senior notes	$100,000	$109,722	$100,000	$107,704
Series C senior notes	25,000	25,023	25,000	24,822
Revolving credit facility	209,077	210,096	191,919	186,590
United States term loan	180,000	178,717	190,000	183,869
Canadian term loan	20,912	20,851	21,983	21,226
Australia term loan	85,039	85,895	89,443	88,299
Other debt	7,922	8,053	7,849	7,775
Total	$627,950	$638,357	$626,194	$620,285
7. INCOME TAXES:
The Company’s effective income tax rate in the three months ended June 30, 2012 was 33.6% compared with 26.8% in the three months ended June 30, 2011. The Company’s effective income tax rate in the six months ended June 30, 2012 was 34.4% compared with 27.2% in the six months ended June 30, 2011. The increase in the effective income tax rate for the three and six months ended June 30, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
The Short Line Tax Credit is a track maintenance income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit had been in existence since 2005.
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
9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$42,394	$(20)	$(4,479)	$37,895
Current period change	445	(377)	1,063	1,131
Balance, June 30, 2012	$42,839	$(397)	$(3,416)	$39,026
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of June 30, 2012 and 2011, the Company had outstanding grants receivable from outside parties for capital expenditures of $16.4 million and $17.3 million, respectively. As of June 30, 2012 and 2011, the Company also had approximately $18.1 million and $15.4 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.

11. EDITH RIVER DERAILMENT:
On December 27, 2011, a train operated by the Company's subsidiary, GWA, derailed on the Edith River Bridge in Australia's Northern Territory (the Edith River Derailment). Flood waters associated with heavy rainfall from Cyclone Grant washed away the southern portion of the Edith River Bridge while a northbound GWA intermodal train consisting of three locomotives, an unoccupied crew van and 33 wagons was passing over the bridge en route to Darwin. The locomotives were damaged and the crew van and several intermodal containers and wagons containing copper concentrate were derailed into the river.
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. While the bridge was out of service, the Company estimates it lost revenues of approximately $7 million and income from operations of approximately $5 million. In June 2012, the Company recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate on June 30, 2012) for a business interruption claim related to the Edith River Derailment. The Company anticipates further business interruption insurance recovery related to the Edith River Derailment in the fourth quarter of 2012.
In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. The Company increased its estimate of costs associated with the Edith River Derailment, as well as its estimate of insurance recovery, by A$12.3 million (or $12.7 million at the exchange rate on June 30, 2012) during the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company made cash payments of A$18.0 million (or $18.8 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$20.0 million (or $20.9 million at the exchange rate on the date received). As of June 30, 2012, the Company's outstanding insurance receivable associated with repair costs was A$6.3 million (or $6.5 million at the exchange rate on June 30, 2012).
The Company believes it is possible that additional claims related to the Edith River Derailment may arise and additional costs may be incurred. The Company is unable to estimate the range of such claims based on currently available information. However, the Company does not anticipate that these additional claims or costs, if any, will have a material adverse effect on its operating results, financial condition or liquidity.
12. SEGMENT INFORMATION:
The Company's various railroad lines are divided into 10 operating regions. All of the regions have similar characteristics; however, the Company presents its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$145,055	$72,364	$217,419	$139,335	$70,254	$209,589
Income from operations	39,898	22,575	62,473	33,737	17,428	51,165
Depreciation and amortization	12,541	5,793	18,334	11,565	4,732	16,297
Interest expense	(4,721)	(3,901)	(8,622)	(5,935)	(4,318)	(10,253)
Interest income	819	145	964	791	67	858
Provision for income taxes	12,420	6,023	18,443	7,485	3,935	11,420
Expenditures for additions to property & equipment, net of grants from outside parties	13,934	32,442	46,376	14,742	27,412	42,154

The following table sets forth our North American & European Operations and Australian Operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$289,128	$135,727	$424,855	$271,642	$129,858	$401,500
Income from operations	71,211	32,576	103,787	60,672	29,696	90,368
Depreciation and amortization	24,859	11,108	35,967	22,911	9,247	32,158
Interest expense	(9,486)	(7,752)	(17,238)	(11,891)	(8,301)	(20,192)
Interest income	1,624	207	1,831	1,507	126	1,633
Provision for income taxes	22,959	7,789	30,748	13,557	6,348	19,905
Expenditures for additions to property & equipment, net of grants from outside parties	26,738	61,519	88,257	21,811	28,554	50,365
The following table sets forth the property and equipment recorded in the consolidated balance sheets for our North American & European Operations and Australian Operations as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$1,139,298	$573,581	$1,712,879	$1,120,121	$523,468	$1,643,589
13. RECENTLY ISSUED ACCOUNTING STANDARDS:
Accounting Standards Not Yet Effective
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
14. SUBSEQUENT EVENTS:
RailAmerica Acquisition
On July 23, 2012, the Company and RailAmerica, Inc. (RailAmerica) jointly announced their entry into an agreement under which the Company will acquire RailAmerica for a cash purchase price of $27.50 per share, or $1.4 billion based on a 50.8 million diluted share count, plus the assumption of net debt of approximately $600 million (RailAmerica Acquisition). The Company expects to fund the RailAmerica Acquisition and the simultaneous refinancing of the Company's existing and acquired debt with approximately $2 billion of new debt and approximately $800 million of equity or equity-linked securities. The Company has received $2.3 billion of committed debt financing from Bank of America Merrill Lynch and $800 million of committed equity financing from The Carlyle Group of which the Company has agreed to take a minimum of $350 million through a private placement of two-year mandatorily convertible preferred stock (the Carlyle Convertible) with Carlyle Partners V. The Carlyle Convertible has a coupon of 5% per annum for two years and is mandatorily convertible at a conversion price of $58.49. The Company has the option to fund up to an additional $450 million of the Carlyle Convertible on the same terms, subject to certain conditions. Alternatively, the Company may instead choose to fund up to $450 million through the issuance of equity or equity-linked securities.
The acquisition is subject to customary closing conditions, including the formal approval by the United States Surface Transportation Board (STB) of the Company's control of the RailAmerica railroads. The Company will seek STB consent to close the transaction into a voting trust, which will be managed by a voting trustee until the Company is granted approval from the STB to control the RailAmerica railroads.

In addition to receipt of STB approvals, completion of the transaction is subject to customary conditions, including without limitation (1) the clearance by the SEC of an information statement and the mailing of such information statement to stockholders of RailAmerica, (2) the absence of any law restraining, enjoining or prohibiting the transaction, (3) the absence of any action or proceeding by any governmental entity challenging, materially delaying or otherwise restraining or prohibiting the transaction or seeking to obtain material damages with respect to the transaction, and (4) (if applicable) the expiration or early termination of the waiting period applicable to the consummation of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and any other applicable foreign competition law. Moreover, each party’s obligation to complete the transaction is subject to certain other conditions, including without limitation, the accuracy of the other party’s representations and warranties and the other party’s compliance with its covenants and agreements contained in the merger agreement, in each case subject to customary materiality qualifiers.
RailAmerica's majority stockholder, RR Acquisition Holding LLC, executed a written consent adopting the merger agreement, which is only revocable in the event RailAmerica receives a superior proposal within 30 days of execution of the merger agreement. As a result, the required approval by the shareholders of RailAmerica has been obtained, and no further action by RailAmerica's stockholders in connection with this transaction is required.
The agreement contains certain termination rights for RailAmerica and the Company. Upon termination of the agreement under specified circumstances, RailAmerica will be required to pay the Company a termination fee of $49 million. The agreement also provides that if the Company fails to close the transaction, it will be required to pay RailAmerica a reverse termination fee of $135 million under certain circumstances specified in the agreement.
The Company expects to close the transaction into a voting trust as early as the third quarter of 2012 while it awaits formal STB approval of its application to control RailAmerica's railroads. STB formal approval may be as early as the fourth quarter of 2012 but could be delayed until the third quarter of 2013. Upon formal STB approval, the Company would be able to fully integrate RailAmerica.
In connection with the agreement with RailAmerica, four putative stockholder class action lawsuits have been filed in state courts located in Florida and Delaware. On July 26, 2012, John Langan v. RailAmerica Inc., et al., No. 16-2012-CA-008207 was filed in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida Civil Division against RailAmerica, the RailAmerica directors, the Company and the merger subsidiary. The complaint alleges, inter alia, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to the Company via an allegedly flawed process and failed to obtain the best financial and other terms. The complaint also alleges that RailAmerica, the Company and the merger subsidiary aided and abetted those alleged breaches of duty. The complaint requests, among other relief, an order to enjoin consummation of the merger, rescission of the merger agreement, and attorneys' fees. On July 31, 2012, Nicolas Sambuco v. RailAmerica Inc., et al., No. 16-2012-CA-008339 was filed in the same court, names the same defendants, and alleges substantially similar claims. Also on July 31, 2012, plaintiffs Langan and Sambuco filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs, and appoint Robbins Geller Rudman & Dowd LLP as lead counsel in the proposed consolidated action. Brian T. Ford v. RailAmerica, Inc., et al., Civil Action No. 7744, and KBC Asset Management N.V. v. RailAmerica, Inc., et al., Civil Action No. 7755, were filed in the Court of Chancery of the State of Delaware on August 2, 2012 and August 7, 2012, respectively. The Delaware complaints name the same defendants and allege substantially similar claims as the Florida actions. Both Delaware actions seek, among other relief, an order to enjoin consummation of the merger  and attorneys' fees. The Ford complaint also seeks damages.
Arrium Limited
In July 2012, the Company's subsidiary, GWA, expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, GWA will invest A$60.0 million (or $61.5 million at the exchange rate on June 30, 2012) to purchase narrow gauge locomotives and wagons as well as construct a standard gauge rolling-stock maintenance facility.

Tata Steel Minerals Canada Ltd.
On August 2, 2012, the Company announced that it and the Company's newly formed subsidiary, KeRail Inc. (KeRail), have entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail will construct an approximately 21-kilometer rail line (Rail Line) which will connect TSMC's mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of GWI's Canada Region, KeRail will haul unit trains of iron ore from its rail connection with the Mine that will then travel over three privately owned railways to the Port of Sept-Iles for export primarily to Tata Steel's European operations. The agreement and construction is contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, which is anticipated in the third or fourth quarter of 2012, the Rail Line is expected to be completed three to six months thereafter.

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
Overview
We own and operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the longer-haul 1,400-mile Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Operations currently include 66 railroads organized into 10 regions, with approximately 7,600 miles of owned and leased track and 1,405 additional miles under track access arrangements. In addition, we provide rail service at 17 ports in North America and Europe and perform contract coal loading and railcar switching for industrial customers.
On July 23, 2012, we and RailAmerica, Inc. (RailAmerica) jointly announced our entry into an agreement under which we will acquire RailAmerica for a cash purchase price of $27.50 per share, or $1.4 billion based on a 50.8 million diluted share count, plus the assumption of net debt of approximately $600 million (RailAmerica Acquisition). The RailAmerica Acquisition and its related financing are more fully described in Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-Q.
Our newly formed subsidiaries, the Columbus & Chattahoochee Railroad, Inc. (CCH) and the Hilton & Albany Railroad, Inc. (HAL) commenced operations in the United States on July 1, 2012 and January 1, 2012, respectively. In addition, on September 1, 2011, we completed the acquisition of the Arizona Eastern Railway Company (AZER) in the United States. Each of these is described in more detail below.
Operating revenues increased $7.8 million, or 3.7%, to $217.4 million in the three months ended June 30, 2012, compared with $209.6 million in the three months ended June 30, 2011. The increase in operating revenues included $6.9 million in revenues from new operations and a $1.0 million, or 0.5%, increase in revenues from existing operations. During the three months ended June 30, 2012, the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar decreased operating revenues from existing operations by $4.4 million. Other than the impact from the change in foreign currency exchange rates, revenues from existing operations increased $5.4 million, or 2.6%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of businesses acquired/initiated).
Our traffic in the three months ended June 30, 2012 was 232,315 carloads, a decrease of 17,193 carloads, or 6.9%, compared with the three months ended June 30, 2011. The traffic decrease consisted of a decrease of 21,508 carloads, or 8.6%, from existing operations, partially offset by 4,315 carloads from new operations. The decrease from existing operations was principally due to decreases of 13,893 carloads of other commodity traffic primarily due to a decline in coal-related haulage traffic, 7,834 carloads of coal & coke traffic and 4,238 carloads of farm and food traffic, partially offset by an increase of 1,983 carloads of metallic ores traffic and 1,487 carloads of intermodal traffic. All remaining traffic from existing operations increased by a net 987 carloads.
Income from operations in the three months ended June 30, 2012 was $62.5 million, compared with $51.2 million in the three months ended June 30, 2011, an increase of $11.3 million, or 22.1%. Our operating ratio, defined as operating expenses divided by operating revenues, was 71.3% in the three months ended June 30, 2012, compared with 75.6% in the three months ended June 30, 2011. Income from operations in the three months ended June 30, 2012 included a $6.2 million net gain on sale of assets and insurance recoveries of $5.2 million. Income from operations in the three months ended June 30, 2012 was negatively impacted by $1.9 million of business/corporate development expenses and $0.5 million of lost income resulting from the 9-day strike of Canadian Pacific Railway's engineers in May 2012. Income from operations in the three months ended June 30, 2011 included a $1.1 million gain on sale of assets and a $1.0 million gain on insurance recoveries and was negatively impacted by $0.4 million of business/corporate development expenses.
Our effective income tax rate in the three months ended June 30, 2012 was 33.6%, compared with 26.8% in the three months ended June 30, 2011. The higher income tax rate was driven primarily by the expiration of the United States Short Line Tax Credit (described in Note 7 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) on December 31, 2011.

Net income in the three months ended June 30, 2012 was $36.4 million, compared with net income of $31.1 million in the three months ended June 30, 2011. Our diluted earnings per share (EPS) in the three months ended June 30, 2012 were $0.84 with 43.2 million weighted average shares outstanding, compared with diluted EPS of $0.73 with 42.8 million weighted average shares outstanding in the three months ended June 30, 2011.
Net income from continuing operations in the six months ended June 30, 2012 was $58.6 million, a 10.1% increase over $53.3 million of net income from continuing operations in the six months ended June 30, 2011. Our diluted EPS from continuing operations in the six months ended June 30, 2012 were $1.36 with 43.1 million weighted average shares outstanding, an 8.8% increase compared with diluted EPS from continuing operations in the six months ended June 30, 2011 of $1.25 with 42.7 million weighted average shares outstanding. Operating revenues increased $23.4 million, or 5.8%, to $424.9 million in the six months ended June 30, 2012 compared with $401.5 million in the six months ended June 30, 2011. Income from operations in the six months ended June 30, 2012 was $103.8 million, compared with $90.4 million in the six months ended June 30, 2011, an increase of $13.4 million, or 14.8%.
During the six months ended June 30, 2012, we generated $90.9 million in cash flow from operating activities from continuing operations. During the same period, we purchased $106.5 million of property and equipment, including $54.5 million for Australian new business investments. These payments were partially offset by $18.3 million in cash received from outside parties for capital spending and $8.1 million in proceeds from the disposition of property and equipment.
Changes in Operations
Australia
Our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA purchased an intermodal and freight terminal in Alice Springs, Northern Territory from AIO. Pursuant to the agreement, we will sell to AIO certain assets in the township of Cook, South Australia that include a fuel-sales business. We completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.5 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook is expected to close in the third quarter of 2012 following completion of certain conditions to the closing. We expect to receive A$4.0 million (or $4.1 million at the exchange rate on June 30, 2012) in pre-tax cash proceeds from the sale and recognize an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on June 30, 2012), or approximately $0.03 per share.
United States
Columbus & Chattahoochee Railroad, Inc.: In April 2012, our newly formed subsidiary, CCH, signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where our Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations will be included in our statement of operations effective July 1, 2012 and will be included in our North American & European Operations segment.
Hilton & Albany Railroad, Inc.: In November 2011, our newly formed subsidiary, HAL, signed an agreement with NS to lease and operate a 56-mile segment of NS track that runs from Hilton, Georgia to Albany, Georgia. Operations commenced on January 1, 2012. The HAL handles primarily overhead traffic between NS and our following railroads: The Bay Line Railroad, L.L.C.; Chattahoochee Bay Railroad, Inc.; Chattahoochee Industrial Railroad; and Georgia Southwestern Railroad, Inc. In addition, the HAL serves several local agricultural and aggregate customers in southwest Georgia. The results from HAL’s operations have been included in our statement of operations since January 1, 2012 and are included in our North American & European Operations segment.
Arizona Eastern Railway Company: On September 1, 2011, we acquired all of the capital stock of AZER. We paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $(0.6) million for the estimated working capital adjustment. Based on the final working capital adjustment, we recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. We incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in our statement of operations since September 1, 2011 and are included in our North American & European Operations segment.

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
Discontinued Operations
The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three and six months ended June 30, 2012 and 2011. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.
Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, it is important to consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonable warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (South Australian grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.
Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$154,176	$6,397	$147,779	$146,788	$7,388	5.0%	$991	0.7%	$(3,033)
Non-freight revenues	63,243	473	62,770	62,801	442	0.7%	(31)	—%	(1,391)
Total operating revenues	$217,419	$6,870	$210,549	$209,589	$7,830	3.7%	$960	0.5%	$(4,424)
Carloads	232,315	4,315	228,000	249,508	(17,193)	(6.9)%	(21,508)	(8.6)%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended June 30, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Intermodal*	$23,087	15.0%	$22,049	15.0%	16,710	7.2%	15,223	6.1%	$1,382	$1,448
Coal & Coke	16,462	10.7%	20,122	13.7%	39,697	17.1%	47,531	19.0%	415	423
Farm & Food Products	17,393	11.3%	17,440	11.9%	28,299	12.2%	32,315	13.0%	615	540
Pulp & Paper	15,789	10.2%	15,480	10.6%	23,481	10.1%	23,823	9.5%	672	650
Metallic Ores**	16,491	10.7%	13,926	9.5%	11,148	4.8%	7,951	3.2%	1,479	1,751
Metals	15,531	10.1%	11,686	8.0%	24,014	10.3%	22,198	8.9%	647	526
Minerals & Stone	13,202	8.5%	12,513	8.5%	35,403	15.2%	35,330	14.2%	373	354
Chemicals & Plastics	13,841	9.0%	11,376	7.7%	16,558	7.1%	15,135	6.1%	836	752
Lumber & Forest Products	8,701	5.6%	8,224	5.6%	17,756	7.7%	16,961	6.8%	490	485
Petroleum Products	6,732	4.4%	5,932	4.0%	7,449	3.2%	7,041	2.8%	904	842
Auto & Auto Parts	2,115	1.4%	2,203	1.5%	2,546	1.1%	2,881	1.1%	831	765
Other	4,832	3.1%	5,837	4.0%	9,254	4.0%	23,119	9.3%	522	252
Total	$154,176	100.0%	$146,788	100.0%	232,315	100.0%	249,508	100.0%	$664	$588
 ______________________

*	Carload amounts represent intermodal units
**	Carload amounts include carloads and intermodal units in the 2012 period
Total freight traffic decreased by 17,193 carloads, or 6.9%, in the three months ended June 30, 2012, compared with the same period in 2011. Carloads from existing operations decreased by 21,508 carloads, or 8.6%, and new operations contributed 4,315 carloads. The decrease from existing operations was principally due to decreases of 13,893 carloads of other commodity traffic primarily due to the decline in coal-related haulage traffic, 7,834 carloads of coal and coke traffic and 4,238 carloads of farm and food traffic, partially offset by an increase of 1,983 carloads of metallic ores traffic and 1,487 carloads of intermodal traffic. All remaining traffic from existing operations increased by a net 987 carloads.
Average freight revenues per carload increased 12.9% to $664 in the three months ended June 30, 2012, compared with the same period in 2011. Average freight revenues per carload from existing operations increased 10.2% to $648. Changes in the commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 4.5% and 0.3% respectively, and were partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 2.3%. Other than these factors, average freight revenues per carload from existing operations increased by 7.7%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily other commodities and metals.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$23,087	$—	$23,087	$22,049	$1,038	4.7%	$1,038	4.7%	$(1,109)
Coal & Coke	16,462	69	16,393	20,122	(3,660)	(18.2)%	(3,729)	(18.5)%	(12)
Farm & Food Products	17,393	92	17,301	17,440	(47)	(0.3)%	(139)	(0.8)%	(613)
Pulp & Paper	15,789	285	15,504	15,480	309	2.0%	24	0.2%	(136)
Metallic Ores	16,491	1,718	14,773	13,926	2,565	18.4%	847	6.1%	(693)
Metals	15,531	1,347	14,184	11,686	3,845	32.9%	2,498	21.4%	(102)
Minerals & Stone	13,202	283	12,919	12,513	689	5.5%	406	3.2%	(184)
Chemicals & Plastics	13,841	2,400	11,441	11,376	2,465	21.7%	65	0.6%	(65)
Lumber & Forest Products	8,701	26	8,675	8,224	477	5.8%	451	5.5%	(16)
Petroleum Products	6,732	117	6,615	5,932	800	13.5%	683	11.5%	(46)
Auto & Auto Parts	2,115	—	2,115	2,203	(88)	(4.0)%	(88)	(4.0)%	(53)
Other	4,832	60	4,772	5,837	(1,005)	(17.2)%	(1,065)	(18.2)%	(4)
Total freight revenues	$154,176	$6,397	$147,779	$146,788	$7,388	5.0%	$991	0.7%	$(3,033)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, change in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Intermodal revenues increased $1.0 million, or 4.7%. Intermodal traffic volume increased 1,487 carloads, or 9.8%, which increased revenues by $2.1 million, while average freight revenues per carload decreased 4.6%, which decreased revenues by $1.0 million, primarily due to the depreciation of the Australian dollar relative to the United States dollar. The carload increase was primarily due to increased traffic in Australia.
Coal and coke revenues decreased $3.7 million, or 18.5%. Coal and coke traffic volume decreased 7,834 carloads, or 16.5%, which decreased revenues by $3.2 million, while average freight revenues per carload decreased 2.4%, which decreased revenues by $0.5 million. The decrease in traffic was driven by customer-specific circumstances (such as temporary plant shut-downs, high inventory and a plant closing) as well as lower natural gas prices and lower levels of export coal.
Metallic ores revenues increased $0.8 million, or 6.1%. Effective January 1, 2012, a metallic ores customer in Australia switched its mode of transportation from using wagons to using containers. As a result, our metallic ores traffic count increased 1,715 for an equivalent volume of product shipped. Otherwise, metallic ores traffic volume increased 268 carloads and average revenues per carload increased 2.5%. The increase in average freight revenues per carload was partially offset by a $0.7 million decrease due to the depreciation of the Australian and Canadian dollars relative to the United States dollar.
Metals revenues increased $2.5 million, or 21.4%. Average freight revenues per carload increased 16.3%, which increased revenues by $1.9 million, and metals traffic volume increased 994 carloads, or 4.5%, which increased revenues by $0.6 million. The carload increase was primarily due to the expansion of a plant we serve in the southern United States.
Petroleum products revenues increased $0.7 million, or 11.5%. Average freight revenues per carload increased 6.3%, which increased revenues by $0.4 million, and petroleum products traffic volume increased 349 carloads, or 5.0%, which increased revenues by $0.3 million.
Other freight revenues decreased $1.1 million, or 18.2%. Other freight traffic volume decreased 13,893 carloads, or 60.1%, primarily driven by a decline in coal-related haulage traffic.
Freight revenues from all remaining commodities increased by $0.7 million.

Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Total	Amount	% of Total
Railcar switching	$33,082	52.3%	$32,108	51.1%
Car hire and rental income	5,314	8.4%	5,740	9.2%
Fuel sales to third parties	4,338	6.9%	4,592	7.3%
Demurrage and storage	6,564	10.4%	5,529	8.8%
Car repair services	2,110	3.3%	2,203	3.5%
Other non-freight revenues	11,835	18.7%	12,629	20.1%
Total non-freight revenues	$63,243	100.0%	$62,801	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/( Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$33,082	$134	$32,948	$32,108	$974	3.0%	$840	2.6%	$(859)
Car hire and rental income	5,314	120	5,194	5,740	(426)	(7.4)%	(546)	(9.5)%	(113)
Fuel sales to third parties	4,338	—	4,338	4,592	(254)	(5.5)%	(254)	(5.5)%	—
Demurrage and storage	6,564	90	6,474	5,529	1,035	18.7%	945	17.1%	(32)
Car repair services	2,110	124	1,986	2,203	(93)	(4.2)%	(217)	(9.9)%	(16)
Other non-freight revenues	11,835	5	11,830	12,629	(794)	(6.3)%	(799)	(6.3)%	(371)
Total non-freight revenues	$63,243	$473	$62,770	$62,801	$442	0.7%	$(31)	—%	$(1,391)
Non-freight revenues increased $0.4 million, or 0.7%, to $63.2 million in the three months ended June 30, 2012, compared with $62.8 million in the three months ended June 30, 2011. The increase in non-freight revenues included $0.5 million from new operations. The increase in non-freight revenues from existing operations was entirely offset by a $1.4 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $0.8 million, or 2.6%. The increase was due to a $1.3 million increase in industrial switching revenues primarily due to new and expanded customer service contracts and a $0.4 million increase in port switching revenues, partially offset by a $0.9 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.
Fuel sales to third parties decreased $0.3 million, or 5.5%, and included a $0.2 million decrease resulting from a 4.5% decrease in the average price per gallon.
Demurrage and storage revenues increased $0.9 million, or 17.1%. The increase was primarily due to an increase in the number of third-party rail cars being stored in the United States.
Other non-freight revenues decreased $0.8 million, or 6.3%. The decrease was primarily due to the closure of our drayage (trucking) business in the fourth quarter of 2011.

Operating Expenses
Overview
Operating expenses were $154.9 million in the three months ended June 30, 2012, compared with $158.4 million in the three months ended June 30, 2011, a decrease of $3.5 million, or 2.2%. The decrease in operating expenses was attributable to a decrease of $7.4 million from existing operations, partially offset by $3.9 million from new operations. The decrease from existing operations in the three months ended June 30, 2012 was primarily due to a $5.1 million increase in gain on sale of assets, a $4.2 million increase in gain on insurance recoveries and a $2.7 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar, partially offset by an increase in other expenses of $5.3 million primarily due to increased property related expenses and business/corporate development and consulting costs.
Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 71.3% in the three months ended June 30, 2012, compared with 75.5% in the three months ended June 30, 2011. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	2012		2011		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$61,366	28.3%	$58,966	28.1%	$(985)
Equipment rents	8,967	4.1%	10,986	5.2%	(257)
Purchased services	19,304	8.9%	19,705	9.4%	(762)
Depreciation and amortization	18,334	8.4%	16,297	7.8%	(329)
Diesel fuel used in operations	21,134	9.8%	22,654	10.8%	—
Diesel fuel sold to third parties	4,111	1.9%	4,500	2.1%	—
Casualties and insurance	5,943	2.7%	6,228	3.0%	(103)
Materials	6,783	3.1%	6,090	2.9%	(67)
Net gain on sale of assets	(6,199)	(2.9)%	(1,088)	(0.5)%	60
Gain on insurance recoveries	(5,186)	(2.4)%	(1,018)	(0.5)%	—
Other expenses	20,389	9.4%	15,104	7.2%	(283)
Total operating expenses	$154,946	71.3%	$158,424	75.5%	$(2,726)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $61.4 million in the three months ended June 30, 2012, compared with $59.0 million in the three months ended June 30, 2011, an increase of $2.4 million, or 4.1%, of which $1.3 million was from existing operations and $1.1 million was from new operations. The increase from existing operations consisted of $1.5 million due to an increase in the number of employees in Australia and $1.4 million from annual wage increases, partially offset by $1.0 million due to the depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar and $0.6 million primarily due to a decrease in the average number of employees in our North American & European Operations. Our average number of employees in our Australian Operations during the three months ended June 30, 2012 increased by 45 employees compared with our average number of employees during the three months ended June 30, 2011 and were added primarily to support a new iron ore contract in South Australia scheduled to begin in the fourth quarter of this year. Our average number of employees in our North American & European Operations during the three months ended June 30, 2012 decreased by 20 employees compared with the three months ended June 30, 2011 primarily due to reduced coal and minerals and stone traffic, as well as the closure of our drayage business in the fourth quarter of 2011.

Equipment rents expense was $9.0 million in the three months ended June 30, 2012, compared with $11.0 million in the three months ended June 30, 2011, a decrease of $2.0 million, or 18.4%. The decrease was primarily due to the replacement of leased locomotives in Australia with new owned units and a decrease in freight car rents in the United States, partially offset by $0.3 million in equipment rents from new operations.
Depreciation and amortization expense was $18.3 million in the three months ended June 30, 2012, compared with $16.3 million in the three months ended June 30, 2011, an increase of $2.0 million, or 12.5%. The increase was attributable to a $1.3 million increase from existing operations primarily due to new locomotives and wagons in Australia and $0.8 million from new operations.
The cost of diesel fuel used in operations was $21.1 million in the three months ended June 30, 2012, compared with $22.7 million in the three months ended June 30, 2011, a decrease of $1.5 million, or 6.7%. The decrease was attributable to a $2.2 million decrease from existing operations, partially offset by $0.7 million from new operations. The decrease from existing operations was composed of $1.2 million due to a 5.6% decrease in diesel fuel consumption, primarily due to an 8.6% decrease in carloads, and $1.0 million from a 4.4% decrease in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $4.1 million in the three months ended June 30, 2012, compared with $4.5 million in the three months ended June 30, 2011, a decrease of $0.4 million, or 8.6%. The decrease was primarily driven by a 7.7% decrease in average diesel fuel cost per gallon.
Net gain on sale of assets was $6.2 million in the three months ended June 30, 2012, compared with $1.1 million in the three months ended June 30, 2011. The increase was primarily attributable to a gain on sale of land and track in Canada in the three months ended June 30, 2012 of $5.3 million.
Gain on insurance recoveries in the three months ended June 30, 2012 of $5.2 million was primarily due to a business interruption claim associated with the Edith River Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q). Gain on insurance recoveries in the three months ended June 30, 2011 of $1.0 million was related to a business interruption claim associated with Cyclone Carlos.
Other expenses were $20.4 million in the three months ended June 30, 2012, compared with $15.1 million in the three months ended June 30, 2011, an increase of $5.3 million, or 35.0%. The increase was primarily attributable to a $3.0 million increase in trackage rights and property related expenses and a $1.9 million increase in business/corporate development and consulting costs.
Other Income (Expense) Items
Interest Income
Interest income was $1.0 million in the three months ended June 30, 2012, compared with $0.9 million in the three months ended June 30, 2011.
Interest Expense
Total interest cost was $9.4 million in the three months ended June 30, 2012. Of this amount, we capitalized $0.8 million attributable to significant expenditures for the construction of new Australian locomotives and wagons, resulting in a net reported interest expense of $8.6 million.
Provision for Income Taxes
Our effective income tax rate in the three months ended June 30, 2012 was 33.6% compared with 26.8% in the three months ended June 30, 2011. The increase in the effective income tax rate was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
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

Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the three months ended June 30, 2012 was $36.4 million, compared with income from continuing operations, net of tax, in the three months ended June 30, 2011 of $31.1 million. Our basic EPS from continuing operations were $0.90 with 40.6 million weighted average shares outstanding in the three months ended June 30, 2012, compared with $0.78 with 39.9 million weighted average shares outstanding in the three months ended June 30, 2011. Our diluted EPS from continuing operations in the three months ended June 30, 2012 were $0.84 with 43.2 million weighted average shares outstanding, compared with $0.73 with 42.8 million weighted average shares outstanding in the three months ended June 30, 2011.
Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$298,760	$12,760	$286,000	$279,593	$19,167	6.9%	$6,407	2.3%	$(1,167)
Non-freight revenues	126,095	825	125,270	121,907	4,188	3.4%	3,363	2.8%	(927)
Total operating revenues	$424,855	$13,585	$411,270	$401,500	$23,355	5.8%	$9,770	2.4%	$(2,094)
Carloads	454,493	9,100	445,393	494,064	(39,571)		(48,671)
Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the six months ended June 30, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Intermodal*	$41,789	14.0%	$39,980	14.3%	30,166	6.6%	28,941	5.8%	$1,385	$1,381
Coal & Coke	31,524	10.6%	38,993	14.0%	71,696	15.8%	101,735	20.6%	440	383
Farm & Food Products	36,785	12.3%	34,094	12.2%	61,026	13.4%	63,197	12.8%	603	539
Pulp & Paper	31,748	10.6%	30,259	10.8%	48,257	10.6%	48,132	9.7%	658	629
Metallic Ores**	28,306	9.5%	26,116	9.3%	18,235	4.0%	14,920	3.0%	1,552	1,750
Metals	32,287	10.8%	23,023	8.2%	50,685	11.2%	44,738	9.1%	637	515
Minerals & Stone	23,931	8.0%	22,179	7.9%	65,519	14.4%	66,057	13.4%	365	336
Chemicals & Plastics	28,081	9.4%	21,840	7.8%	33,604	7.4%	29,484	6.0%	836	741
Lumber & Forest Products	16,528	5.5%	15,613	5.6%	33,594	7.4%	32,536	6.6%	492	480
Petroleum Products	14,310	4.8%	12,382	4.4%	15,480	3.4%	14,829	3.0%	924	835
Auto & Auto Parts	4,175	1.4%	4,349	1.6%	4,952	1.1%	5,771	1.2%	843	754
Other	9,296	3.1%	10,765	3.9%	21,279	4.7%	43,724	8.8%	437	246
Total	$298,760	100.0%	$279,593	100.0%	454,493	100.0%	494,064	100.0%	$657	$566

*	Carload amounts represent intermodal units
**	Carload amounts include carloads and intermodal units in the 2012 period

Total freight traffic decreased by 39,571 carloads, or 8.0%, in the six months ended June 30, 2012, compared with the same period in 2011. Carloads from existing operations decreased by 48,671 carloads, or 9.9%, and new operations contributed 9,100 carloads. The decrease from existing operations was principally due to decreases of 30,039 carloads of coal and coke traffic and 22,531 carloads of other commodity traffic primarily related to a decline in coal-related haulage traffic, partially offset by an increase of 4,182 carloads of metals traffic. All remaining traffic from existing operations decreased by a net 283 carloads.
Average freight revenues per carload increased $91, or 16.1%, to $657 in the six months ended June 30, 2012, compared with the same period in 2011. Average freight revenues per carload from existing operations increased 13.4% to $642. Changes in the commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 4.7% and 1.0%, respectively, and were partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 2.3%. Other than these factors, average freight revenues per carload from existing operations increased by 12.7%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily other commodities, coal and metals.
The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$41,789	$—	$41,789	$39,980	$1,809	4.5%	$1,809	4.5%	$(251)
Coal & Coke	31,524	199	31,325	38,993	(7,469)	(19.2)%	(7,668)	(19.7)%	(14)
Farm & Food Products	36,785	164	36,621	34,094	2,691	7.9%	2,527	7.4%	(159)
Pulp & Paper	31,748	595	31,153	30,259	1,489	4.9%	894	3.0%	(184)
Metallic Ores	28,306	2,946	25,360	26,116	2,190	8.4%	(756)	(2.9)%	(185)
Metals	32,287	2,720	29,567	23,023	9,264	40.2%	6,544	28.4%	(138)
Minerals & Stone	23,931	602	23,329	22,179	1,752	7.9%	1,150	5.2%	(22)
Chemicals & Plastics	28,081	5,229	22,852	21,840	6,241	28.6%	1,012	4.6%	(85)
Lumber & Forest Products	16,528	37	16,491	15,613	915	5.9%	878	5.6%	(22)
Petroleum Products	14,310	190	14,120	12,382	1,928	15.6%	1,738	14.0%	(32)
Auto & Auto Parts	4,175	—	4,175	4,349	(174)	(4.0)%	(174)	(4.0)%	(73)
Other	9,296	78	9,218	10,765	(1,469)	(13.6)%	(1,547)	(14.4)%	(2)
Total freight revenues	$298,760	$12,760	$286,000	$279,593	$19,167	6.9%	$6,407	2.3%	$(1,167)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, change in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Intermodal revenues increased $1.8 million, or 4.5%. Intermodal traffic volume increased 1,225 carloads, or 4.2%, which increased revenues by $1.7 million. The carload increase was primarily due to increased traffic in Australia and a new customer in the southern United States.
Coal and coke revenues decreased $7.7 million, or 19.7%. Coal and coke traffic volume decreased 30,039 carloads, or 29.5%, which decreased revenues by $13.1 million, while average freight revenues per carload increased 14.1%, which increased revenues by $5.5 million. The decrease in traffic was driven by customer-specific circumstances (such as temporary plant shut-downs, high inventory and a plant closing) as well as by warm winter weather, low natural gas prices and lower levels of export coal.

Farm and food products revenues increased $2.5 million, or 7.4%. Average revenues per carload increased 12.1%, which increased revenues by $4.1 million while farm and food products traffic volume decreased 2,602 carloads, or 4.1%, which decreased revenues $1.6 million. The carload decrease was primarily due a temporary power outage in June 2012 at a port we serve in Australia, as well as increased grain traffic in the midwestern United States in 2011 resulting from the rerouting of traffic onto our line due to flooding, partially offset by a strong winter wheat season in Canada.
Metallic ores revenues decreased $0.8 million, or 2.9%. Effective January 1, 2012, a metallic ores customer in Australia switched its mode of transportation from using wagons to using containers. As a result, our metallic ores traffic count increased 2,979 carloads for an equivalent volume of product shipped. Otherwise, metallic ores traffic volume decreased 1,787 carloads, primarily as a result of the Edith River Bridge closure (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q). This decrease was partially offset by an increase in average revenues per carload of 10.3%. Because rates for our Australian copper concentrate traffic have both a fixed and variable component, the decrease in Australian traffic resulted in higher average revenues per carload.
Metals revenues increased $6.5 million, or 28.4%. Average freight revenues per carload increased 17.3%, which increased revenues by $4.0 million, and metals traffic volume increased 4,182 carloads, or 9.3%, which increased revenues by $2.5 million. The carload increase was primarily due to an increase in carloads due to the expansion of a plant we serve in the southern United States. The increase in average freight revenues per carload was primarily due to a change in mix of metals traffic.
Minerals and stone revenues increased $1.2 million, or 5.2%. Average freight revenues per carload increased 7.4%, primarily due to a change in customer mix, which increased revenues by $1.7 million, while minerals and stone traffic volume decreased 1,444 carloads, or 2.2%, which decreased revenues by $0.5 million. The carload decrease was primarily due to a decrease in rock salt shipments due to warm winter weather in the northeastern United States and a reduction in limestone shipments due to the temporary closure of a government-owned rail line in Australia, partially offset by increased cement traffic in the Mid-Atlantic region of the United States.
Chemicals and plastics revenues increased $1.0 million, or 4.6%. The increase was primarily due to a 3.0% increase in average freight revenues per carload, which increased revenues by $0.7 million.
Petroleum products revenues increased $1.7 million, or 14.0%. Average freight revenues per carload increased 10.1%, which increased revenues by $1.2 million.
Other freight revenues decreased $1.5 million, or 14.4%. Other freight traffic volume decreased 22,531 carloads, or 51.5%, which decreased revenues by $10.0 million, while average freight revenues per carload increased 76.8%, which increased revenues by $8.3 million. The carload decrease was largely driven by a decline in coal-related haulage traffic. The increase in average freight revenues per carload was primarily due to the change in mix of other traffic.
Freight revenues from all remaining commodities increased by $1.6 million.
Non-Freight Revenues
The following table compares non-freight revenues for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Total	Amount	% of Total
Railcar switching	$66,119	52.4%	$63,124	51.8%
Car hire and rental income	10,642	8.5%	11,182	9.2%
Fuel sales to third parties	9,624	7.6%	9,011	7.4%
Demurrage and storage	12,769	10.1%	11,100	9.1%
Car repair services	3,932	3.1%	4,223	3.4%
Other non-freight revenues	23,009	18.3%	23,267	19.1%
Total non-freight revenues	$126,095	100.0%	$121,907	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/ (Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$66,119	$250	$65,869	$63,124	$2,995	4.7%	$2,745	4.3%	$(711)
Car hire and rental income	10,642	244	10,398	11,182	(540)	(4.8)%	(784)	(7.0)%	(26)
Fuel sales to third parties	9,624	—	9,624	9,011	613	6.8%	613	6.8%	—
Demurrage and storage	12,769	136	12,633	11,100	1,669	15.0%	1,533	13.8%	(29)
Car repair services	3,932	195	3,737	4,223	(291)	(6.9)%	(486)	(11.5)%	(21)
Other non-freight revenues	23,009	—	23,009	23,267	(258)	(1.1)%	(258)	(1.1)%	(140)
Total non-freight revenues	$126,095	$825	$125,270	$121,907	$4,188	3.4%	$3,363	2.8%	$(927)
Non-freight revenues increased $4.2 million, or 3.4%, to $126.1 million in the six months ended June 30, 2012, compared with $121.9 million in the six months ended June 30, 2011. The increase in non-freight revenues included a $3.4 million, or 2.8%, increase in existing operations and $0.8 million from new operations. The increase in non-freight revenues from existing operations was partially offset by a decrease of $0.9 million due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $2.7 million, or 4.3%. The increase included a $3.6 million increase in industrial switching revenues primarily due to new and expanded customer service contracts, partially offset by a $0.2 million decrease in port switching revenues.
Car hire and rental income revenues decreased $0.8 million, or 7.0%, due to decreased export coal traffic in the United States.
Fuel sales to third parties increased $0.6 million, or 6.8%, of which $0.3 million resulted from a 3.7% increase in gallons sold and $0.3 million resulted from a 3.0% increase in the average price per gallon.
Demurrage and storage revenues increased $1.5 million, or 13.8%. The increase was primarily due to a decrease in the number of third-party rail cars being stored in the United States.
Operating Expenses
Overview
Operating expenses were $321.1 million in the six months ended June 30, 2012, compared with $311.1 million in the six months ended June 30, 2011, an increase of $9.9 million, or 3.2%. The increase in operating expenses was attributable to an increase of $2.0 million from existing operations and $7.9 million from new operations. The increase from existing operations was primarily due to an $8.4 million increase in labor and benefit costs and an $8.0 million increase in other expenses, partially offset by a $5.4 million increase in gain on sale of assets, a $4.1 million gain on insurance recoveries and a $3.4 million decrease in equipment rents. In addition, the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $1.2 million decrease in operating expenses from existing operations.
Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 75.6% in the six months ended June 30, 2012, compared to 77.5% in the six months ended June 30, 2011. Change in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	2012		2011		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$127,123	29.9%	$117,048	29.1%	$(539)
Equipment rents	18,784	4.4%	21,530	5.4%	(76)
Purchased services	37,335	8.8%	37,147	9.3%	(249)
Depreciation and amortization	35,967	8.5%	32,158	8.0%	(137)
Diesel fuel used in operations	43,132	10.2%	44,075	11.0%	—
Diesel fuel sold to third parties	9,101	2.1%	8,579	2.1%	—
Casualties and insurance	11,490	2.7%	11,666	2.9%	(8)
Materials	12,890	3.0%	12,673	3.2%	(72)
Net gain on sale of assets	(7,429)	(1.7)%	(2,098)	(0.5)%	60
Gain on insurance recoveries	(5,186)	(1.2)%	(1,043)	(0.3)%	—
Other expenses	37,861	8.9%	29,397	7.3%	(155)
Total operating expenses	$321,068	75.6%	$311,132	77.5%	$(1,176)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $127.1 million in the six months ended June 30, 2012, compared with $117.0 million in the six months ended June 30, 2011, an increase of $10.1 million, or 8.6%, of which $7.9 million was from existing operations and $2.2 million was from new operations. The increase from existing operations consisted of $3.4 million due to the increase in the average number of employees, $3.2 million from annual wage increases and $1.8 million of benefit increases (primarily health care costs), partially offset by $0.5 million due to the depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar. Our average number of employees during the six months ended June 30, 2012, increased by 45 employees compared with our average number of employees during the six months ended June 30, 2011 and were added primarily to support a new iron ore contract in South Australia scheduled to begin in the fourth quarter of this year.
Equipment rents expense was $18.8 million in the six months ended June 30, 2012, compared with $21.5 million in the six months ended June 30, 2011, a decrease of $2.7 million, or 12.8%. The decrease was primarily due to the replacement of leased locomotives in Australia with new owned units and a decrease in freight car rents in the United States, which were partially offset by $0.8 million from new operations.
Depreciation and amortization expense was $36.0 million in the six months ended June 30, 2012, compared with $32.2 million in the six months ended June 30, 2011, an increase of $3.8 million, or 11.8%. The increase was attributable to a $2.4 million increase from existing operations, primarily due to new locomotives and wagons in Australia, and $1.4 million from new operations.
The cost of diesel fuel used in operations was $43.1 million in the six months ended June 30, 2012, compared with $44.1 million in the six months ended June 30, 2011, a decrease of $0.9 million, or 2.1%. The decrease was attributable to a $2.4 million decrease in existing operations, partially offset by $1.5 million from new operations. The decrease from existing operations was composed of $4.0 million due to an 8.7% decrease in diesel fuel consumption, primarily due to a 9.9% decrease in carloads, partially offset by $1.6 million from a 3.5% increase in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $9.1 million in the six months ended June 30, 2012, compared with $8.6 million in the six months ended June 30, 2011, an increase of $0.5 million, or 6.1%. The increase was composed of $0.3 million from a 3.7% increase in gallons sold and $0.2 million resulting from a 2.3% increase in average diesel fuel cost per gallon.
Net gain on sale of assets in the six months ended June 30, 2012 of $7.4 million, compared with $2.1 million in the six months ended June 30, 2011. The increase was primarily attributable to a gain on sale of land and track in Canada in the six months ended June 30, 2012 of $5.3 million.

Gain on insurance recoveries in the six months ended June 30, 2012 of $5.2 million was related primarily to a business interruption claim associated with the Edith River Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q), compared with $1.0 million in the six months ended June 30, 2011 related to a business interruption claim associated with Cyclone Carlos.
Other expenses were $37.9 million in the six months ended June 30, 2012, compared with $29.4 million in the six months ended June 30, 2011, an increase of $8.5 million, or 28.8%. The increase was primarily attributable to a $5.3 million increase in trackage rights and property related expenses and a $1.1 million increase in business/corporate development and consulting costs.
Other Income (Expense) Items
Interest Income
Interest income was $1.8 million in the six months ended June 30, 2012, compared with $1.6 million in the six months ended June 30, 2011.
Interest Expense
Total interest cost was $19.0 million in the six months ended June 30, 2012. Of this amount, we capitalized $1.8 million attributable to significant expenditures for the construction of new Australian locomotives and wagons, resulting in a net reported interest expense of $17.2 million.
Provision for Income Taxes
Our effective income tax rate in the six months ended June 30, 2012 was 34.4% compared with 27.2% in the six months ended June 30, 2011. The increase in the effective income tax rate was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the six months ended June 30, 2012 was $58.6 million, compared with income from continuing operations, net of tax, in the six months ended June 30, 2011 of $53.3 million. Our basic EPS from continuing operations were $1.45 with 40.5 million weighted average shares outstanding in the six months ended June 30, 2012, compared with basic EPS from continuing operations of $1.34 with 39.7 million weighted average shares outstanding in the six months ended June 30, 2011. Our diluted EPS from continuing operations in the six months ended June 30, 2012 were $1.36 with 43.1 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the six months ended June 30, 2011 of $1.25 with 42.7 million weighted average shares outstanding.
Segment Information
Our various railroad lines are organized into 10 operating regions. All of the regions have similar characteristics; however, we present our financial information as two reportable segments, North American & European Operations and Australian Operations.
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

The following table sets forth our North American & European Operations and Australian Operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$101,996	$52,180	$154,176	$96,598	$50,190	$146,788
Non-freight	43,059	15,846	58,905	42,737	15,472	58,209
Fuel sales to third parties	—	4,338	4,338	—	4,592	4,592
Total revenues	$145,055	$72,364	$217,419	$139,335	$70,254	$209,589
Operating expenses:
Labor and benefits	47,281	14,085	61,366	46,167	12,799	58,966
Equipment rents	6,302	2,665	8,967	6,513	4,473	10,986
Purchased services	6,462	12,842	19,304	7,117	12,588	19,705
Depreciation and amortization	12,541	5,793	18,334	11,565	4,732	16,297
Diesel fuel used in operations	13,017	8,117	21,134	14,056	8,598	22,654
Diesel fuel sold to third parties	—	4,111	4,111	—	4,500	4,500
Casualties and insurance	3,950	1,993	5,943	4,733	1,495	6,228
Materials	6,268	515	6,783	5,650	440	6,090
Net gain on sale of assets	(6,184)	(15)	(6,199)	(1,076)	(12)	(1,088)
Gain on insurance recoveries	—	(5,186)	(5,186)	—	(1,018)	(1,018)
Other expenses	15,520	4,869	20,389	10,873	4,231	15,104
Total operating expenses	$105,157	$49,789	$154,946	$105,598	$52,826	$158,424
Operating ratio	72.5%	68.8%	71.3%	75.8%	75.2%	75.6%
Income from operations	$39,898	$22,575	$62,473	$33,737	$17,428	$51,165
Interest expense	$(4,721)	$(3,901)	$(8,622)	$(5,935)	$(4,318)	$(10,253)
Interest income	$819	$145	$964	$791	$67	$858
Provision for income taxes	$12,420	$6,023	$18,443	$7,485	$3,935	$11,420
Carloads	176,597	55,718	232,315	195,677	53,831	249,508
Expenditures for additions to property & equipment, net of grants from outside parties	$13,934	$32,442	$46,376	$14,742	$27,412	$42,154
Revenues from our North American & European Operations were $145.1 million in the three months ended June 30, 2012, compared with $139.3 million in the three months ended June 30, 2011, an increase of $5.7 million, or 4.1%. The $5.7 million increase in revenues from our North American & European Operations consisted of a $5.4 million increase in freight revenues and a $0.3 million increase in non-freight revenues. The $5.4 million increase in freight revenues consisted of an increase of $6.4 million from new operations, partially offset by a decrease of $1.0 million from existing operations. The $1.0 million decrease from existing operations consisted of $13.0 million due to a 23,395, or 12.0%, carload decrease, partially offset by $12.0 million due to a 12.3% increase in average freight revenues per carload and $0.5 million due to the depreciation of the Canadian dollar relative to the United States dollar. Changes in commodity mix and higher fuel surcharges increased average revenues per carload from existing operations by 1.5% and 0.7%, respectively, partially offset by a 0.7% decrease due to the depreciation of the Canadian dollar compared to the United States dollar. Other than these factors, average freight revenues per carload from existing operations in our North America & European Operations increased 10.8%, mainly driven by changes in the mix of customers within certain commodity groups, primarily other commodities and metals.

Operating expenses from our North American & European Operations were $105.2 million in the three months ended June 30, 2012, compared with $105.6 million in the three months ended June 30, 2011, a decrease of $0.4 million. The decrease in operating expenses included $4.3 million from existing operations, partially offset by $3.9 million from new operations. The $4.3 million decrease in operating expenses from existing operations included a gain on sale of land and track in Canada in the three months ended June 30, 2012 of $5.3 million, a $1.7 million decrease in diesel fuel consumption due to a 9.8% carload decrease and a $0.8 million decrease due to the depreciation of the Canadian dollar and the Euro relative to the United States dollar. These decreases in operating expenses from existing operations were partially offset by a $4.4 million increase in other expenses primarily due to a $2.5 million increase in trackage rights and property related expenses and a $1.5 million increase in business/corporate development and consulting costs.
Revenues from our Australian Operations were $72.4 million in the three months ended June 30, 2012, compared with $70.3 million in the three months ended June 30, 2011, an increase of $2.1 million, or 3.0%. The increase in revenues included a $2.0 million increase in freight revenues and a $0.4 million increase in non-freight revenues, partially offset by a $0.3 million decrease in fuel sales to third parties. The $2.0 million increase in freight revenues consisted of $2.7 million due to a 5.9% increase in average freight revenues per carload and $1.8 million due to a 1,887, or 3.5%, carload increase, partially offset by $2.5 million from the depreciation of the Australian dollar relative to the United States dollar. The $0.4 million increase in non-freight revenues included a decrease of $0.8 million from the depreciation of the Australian dollar relative to the United States dollar.
Operating expenses from our Australian Operations were $49.8 million in the three months ended June 30, 2012, compared with $52.8 million in the three months ended June 30, 2011, a decrease of $3.0 million, or 5.7%. The decrease in operating expenses included gain on insurance recoveries for the three months ended June 30, 2012 of $4.8 million due to a business interruption claim associated with the Edith River Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) and a $1.6 million decrease in equipment rents as a result of utilizing our new fleet of locomotives and wagons, partially offset by a $1.9 million increase in labor and benefits expense due to an increase in the average number of employees primarily to support a new iron ore contract in South Australia and annual wage and benefit increases and a $1.3 million increase in depreciation resulting from new equipment. In addition, the depreciation of the Australian dollar relative to the United States dollar resulted in a $2.0 million decrease in operating expenses.

The following table sets forth our North American & European Operations and Australian Operations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$204,044	$94,716	$298,760	$187,327	$92,266	$279,593
Non-freight	85,084	31,387	116,471	84,315	28,581	112,896
Fuel sales to third parties	—	9,624	9,624	—	9,011	9,011
Total revenues	$289,128	$135,727	$424,855	$271,642	$129,858	$401,500
Operating expenses:
Labor and benefits	98,371	28,752	127,123	92,626	24,422	117,048
Equipment rents	13,028	5,756	18,784	13,006	8,524	21,530
Purchased services	12,721	24,614	37,335	13,482	23,665	37,147
Depreciation and amortization	24,859	11,108	35,967	22,911	9,247	32,158
Diesel fuel used in operations	28,226	14,906	43,132	29,033	15,042	44,075
Diesel fuel sold to third parties	—	9,101	9,101	—	8,579	8,579
Casualties and insurance	7,362	4,128	11,490	8,056	3,610	11,666
Materials	12,152	738	12,890	11,912	761	12,673
Net gain on sale of assets	(7,295)	(134)	(7,429)	(2,084)	(14)	(2,098)
Gain on insurance recoveries	—	(5,186)	(5,186)	(25)	(1,018)	(1,043)
Other expenses	28,493	9,368	37,861	22,053	7,344	29,397
Total operating expenses	$217,917	$103,151	$321,068	$210,970	$100,162	$311,132
Operating ratio	75.4%	76.0%	75.6%	77.7%	77.1%	77.5%
Income from operations	$71,211	$32,576	$103,787	$60,672	$29,696	$90,368
Interest expense	$(9,486)	$(7,752)	$(17,238)	$(11,891)	$(8,301)	$(20,192)
Interest income	$1,624	$207	$1,831	$1,507	$126	$1,633
Provision for income taxes	$22,959	$7,789	$30,748	$13,557	$6,348	$19,905
Carloads	350,853	103,640	454,493	389,907	104,157	494,064
Expenditures for additions to property & equipment, net of grants from outside parties	$26,738	$61,519	$88,257	$21,811	$28,554	$50,365
Revenues from our North American & European Operations were $289.1 million in the six months ended June 30, 2012, compared with $271.6 million in the six months ended June 30, 2011, an increase of $17.5 million, or 6.4%. The $17.5 million increase in revenues from our North American & European Operations consisted of a $16.7 million increase in freight revenues and a $0.8 million increase in non-freight revenues. The $16.7 million increase in freight revenues consisted of an increase of $12.8 million from new operations and $3.9 million from existing operations. The $3.9 million increase from existing operations consisted of $30.9 million due to a 16.5% increase in average freight revenues per carload, partially offset by $27.0 million due to a 48,154, or 12.4%, carload decrease. Changes in commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 3.4% and 1.5%, respectively, partially offset by a 0.4% decrease due to the depreciation of the Canadian dollar compared to the United States dollar. Other than these factors, average freight revenues per carload from existing operations in our North America & European Operations increased 12.0%, mainly driven by changes in the mix of customers within certain commodities, primarily coal, other commodities and metals.

Operating expenses from our North American & European Operations were $217.9 million in the six months ended June 30, 2012, compared with $211.0 million in the six months ended June 30, 2011, an increase of $6.9 million, or 3.3%. The increase in operating expenses included $7.9 million from new operations, partially offset by a decrease of $1.0 million from existing operations. The decrease in operating expenses from existing operations was primarily driven by a net gain on sale of assets of $5.3 million due to the sale of land and track in Canada, partially offset by an increase in our labor and benefits expense due to hiring of new employees and annual wage and benefit increases.
Revenues from our Australian Operations were $135.7 million in the six months ended June 30, 2012, compared with $129.9 million in the six months ended June 30, 2011, an increase of $5.9 million, or 4.5%. The increase in revenues included a $2.8 million increase in non-freight revenues, a $2.5 million increase in freight revenues and a $0.6 million increase in fuel sales to third parties. The $2.8 million increase in non-freight revenues was primarily driven by an increased level of activity with existing customers. The $2.5 million increase in freight revenues consisted of an increase of $2.9 million due to a 3.2% increase in average freight revenues per carload, partially offset by $0.5 million due to a 517, or 0.5%, carload decrease. Changes in commodity mix increased average freight revenues per carload by 5.3% and the depreciation of the Australian dollar compared with the United States dollar decreased average freight revenues per carload by 0.5%.
Operating expenses from our Australian Operations were $103.2 million in the six months ended June 30, 2012, compared with $100.2 million in the six months ended June 30, 2011, an increase of $3.0 million, or 3.0%. The increase in operating expenses included a $4.3 million increase in labor and benefits expense due to an increase in the average number of employees and annual wage and benefit increases, a $2.0 million increase in other operating expenses primarily due to increased trackage rights expense and a $1.9 million increase in depreciation resulting from new equipment, partially offset by a $4.2 million gain on insurance recoveries related to a business interruption claim associated with the Edith River Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) and a decrease of $2.8 million in equipment rents as a result of utilizing the new fleet of locomotives and wagons. Our average number of employees during the six months ended June 30, 2012 increased by 35 employees compared with our average number of employees during the six months ended June 30, 2011. These additional employees were added primarily to support a new iron ore contract in South Australia scheduled to begin in the fourth quarter of this year.
Liquidity and Capital Resources
During the six months ended June 30, 2012, we generated $90.9 million of cash from operating activities from continuing operations, compared with $52.0 million of cash from operating activities from continuing operations during the six months ended June 30, 2011. The net increase in cash flows from operating activities for the six months ended June 30, 2012, as compared with the six months ended June 30, 2011, of $38.9 million was primarily driven by changes in working capital, inclusive of deferred taxes and insurance recoveries. During the six months ended June 30, 2012, changes in working capital, inclusive of changes in deferred taxes and insurance recoveries, increased net cash flows from operating activities by $7.6 million. During the six months ended June 30, 2011, changes in working capital, inclusive of changes in deferred taxes and insurance recoveries, decreased net cash flows from operating activities by $31.2 million, driven by a $17.6 million increase in accounts receivable from an increase in business in 2011 and the payment of stamp duty for the acquisition of FreightLink in Australia which was accrued in 2010 and paid in 2011.
During the six months ended June 30, 2012 and 2011, our cash flows used in investing activities from continuing operations were $81.0 million and $46.3 million, respectively. For the six months ended June 30, 2012, primary drivers of cash used in investing activities were $106.5 million of cash used for capital expenditures, including $54.5 million for Australian new business investments and $0.8 million of net cash paid for acquisitions, partially offset by $18.3 million in cash received from grants from outside parties for capital spending and $8.1 million in cash proceeds from the sale of property and equipment. For the six months ended June 30, 2011, primary drivers of cash used in investing activities were $62.1 million of cash used for capital expenditures, including $28.5 million for new Australian locomotives and wagons and $0.4 million paid for acquisitions, partially offset by $11.7 million in cash received from grants from outside parties for capital spending, $1.4 million in cash proceeds from the sale of investments and $3.1 million in cash proceeds from the sale of property and equipment.
During the six months ended June 30, 2012, our cash flows provided by financing activities from continuing operations were $13.4 million, compared with cash used in financing activities from continuing operations of $7.8 million during the six months ended June 30, 2011. For the six months ended June 30, 2012, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $1.7 million and net cash inflows of $11.7 million from exercises of stock-based awards. For the six months ended June 30, 2011, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $21.2 million, partially offset by net cash inflows of $13.4 million from exercises of stock-based awards.

At June 30, 2012, we had long-term debt, including current portion, totaling $628.0 million, which was 37.7% of our total capitalization, and $211.1 million of unused borrowing capacity under our credit facility. At December 31, 2011, we had long-term debt, including current portion, totaling $626.2 million, which was 39.5% of our total capitalization, and $227.2 million of unused borrowing capacity under our credit facility.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
RailAmerica Acquisition
On July 23, 2012, RailAmerica and we jointly announced an agreement under which we will acquire RailAmerica for a cash purchase price of $27.50 per share, or $1.4 billion based on a 50.8 million diluted share count, plus the assumption of net debt of approximately $600 million. We expect to fund the Rail America Acquisition and the simultaneous refinancing of our existing and acquired debt with approximately $2.0 billion of new debt and approximately $800 million of equity or equity-linked securities. We have received $2.3 billion of committed debt financing from Bank of America Merrill Lynch and $800 million of committed equity financing from The Carlyle Group of which we have agreed to take a minimum of $350 million through a private placement of two-year mandatorily convertible preferred stock (the Carlyle Convertible) with Carlyle Partners V. The Carlyle Convertible has a coupon of 5% per annum for two years and is mandatorily convertible at a conversion price of $58.49. We have the option to fund up to an additional $450 million of the Carlyle Convertible on the same terms, subject to certain conditions. Alternatively, we may instead choose to fund up to $450 million through the issuance of equity or equity-linked securities.
The acquisition is subject to customary closing conditions, including the formal approval by the United States Surface Transportation Board (STB) of our control of the RailAmerica railroads. We will seek STB consent to close the transaction into a voting trust, which will be managed by a voting trustee until we are granted approval from the STB to control the RailAmerica railroads.
In addition to receipt of STB approvals, completion of the transaction is subject to customary conditions, including without limitation (1) the clearance by the SEC of an information statement and the mailing of such information statement to stockholders of RailAmerica, (2) the absence of any law restraining, enjoining or prohibiting the transaction, (3) the absence of any action or proceeding by any governmental entity challenging, materially delaying or otherwise restraining or prohibiting the transaction or seeking to obtain material damages with respect to the transaction, and (4) (if applicable) the expiration or early termination of the waiting period applicable to the consummation of the transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and any other applicable foreign competition law. Moreover, each party’s obligation to complete the transaction is subject to certain other conditions, including without limitation, the accuracy of the other party’s representations and warranties and the other party’s compliance with its covenants and agreements contained in the merger agreement, in each case subject to customary materiality qualifiers.
RailAmerica's majority stockholder, RR Acquisition Holding LLC, executed a written consent adopting the merger agreement, which is only revocable in the event RailAmerica receives a superior proposal within 30 days of execution of the merger agreement. As a result, the required approval by the shareholders of RailAmerica has been obtained, and no further action by RailAmerica's stockholders in connection with this transaction is required.
The agreement contains certain termination rights for RailAmerica and us. Upon termination of the agreement under specified circumstances, RailAmerica will be required to pay us a termination fee of $49 million. The agreement also provides that if we fail to close the transaction, we will be required to pay RailAmerica a reverse termination fee of $135 million under certain circumstances specified in the agreement.
We expect to close the transaction into a voting trust as early as the third quarter of 2012 while we await formal STB approval of our application to control RailAmerica's railroads. STB formal approval may be as early as the fourth quarter of 2012 but could be delayed until the third quarter of 2013. Upon formal STB approval, we would be able to fully integrate RailAmerica.

Edith River Derailment
On December 27, 2011, a train operated by our subsidiary, GWA, derailed on the Edith River Bridge in Australia's Northern Territory (the Edith River Derailment). Flood waters associated with heavy rainfall from Cyclone Grant washed away the southern portion of the Edith River Bridge while a northbound GWA intermodal train consisting of three locomotives, unoccupied crew van and 33 wagons was passing over the bridge en route to Darwin. The locomotives were damaged and the crew van and several intermodal containers and wagons containing copper concentrate were derailed into the river.
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced our revenues by approximately $7 million and reduced our operating income by approximately $5 million, primarily in the first quarter of 2012. While the bridge is now open, we expect to make additional repairs later this year which would likely take the bridge out of service for a short period of time. In June 2012, we recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate in June 2012) for a business interruption claim related to the Edith River Derailment. We expect to receive the proceeds from the business interruption claim during the three months ended September 30, 2012. This recovery represents a partial recovery of the total expected business interruption claim. Additional recovery is expected in the fourth quarter of 2012.
In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at December 31, 2011 exchange rate) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. We increased our estimate of costs associated with the Edith River Derailment, as well as our estimate of insurance recovery, by A$12.3 million (or $12.7 million at the exchange rate on June 30, 2012) during the six months ended June 30, 2012. During the six months ended June 30, 2012, we made cash payments of A$18.0 million (or $18.8 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$20.0 million (or $20.9 million at the exchange rate on the date received). As of June 30, 2012, our outstanding insurance receivable associated with repair costs was A$6.3 million (or $6.5 million at the exchange rate on June 30, 2012).
We believe it is possible that additional claims related to the Edith River Derailment may arise and additional costs may be incurred. We are unable to estimate the range of such claims based on currently available information. However, we do not anticipate that these additional claims or costs, if any, will have a material adverse effect on our operating results, financial condition or liquidity.
Arrium Limited
In July 2012, our subsidiary, GWA, expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, GWA will invest A$60.0 million (or $61.5 million at the exchange rate on June 30, 2012) to purchase narrow gauge locomotives and wagons as well as construct a standard gauge rolling-stock maintenance facility.
Tata Steel Minerals Canada Ltd.
On August 2, 2012, we announced that we and our newly formed subsidiary, KeRail Inc. (KeRail), have entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail will construct an approximately 21-kilometer rail line (Rail Line) which will connect TSMC's mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of GWI's Canada Region, KeRail will haul unit trains of iron ore from its rail connection with the Mine that will then travel over three privately owned railways to the Port of Sept-Iles for export primarily to Tata Steel's European operations. The agreement and construction is contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, which is anticipated in the third or fourth quarter of 2012, the Rail Line is expected to be completed three to six months thereafter.

Credit Agreement
As of June 30, 2012, our $425.0 million current revolving credit facility consisted of $209.1 million in borrowings, $4.8 million in letter of credit guarantees and $211.1 million of unused borrowing capacity. As of June 30, 2012, the United States, Australian and European revolving loans had interest rates of 1.75%, 5.14% and 1.82%, respectively. The United States, Australian and Canadian term loans had interest rates of 1.75%, 5.14% and 2.61%, respectively. Our credit agreement requires us to comply with certain financial covenants. As of June 30, 2012, we were in compliance with these covenants. Subject to maintaining compliance with these covenants, our unused borrowing capacity is available for general corporate purposes, including acquisitions. See Note 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding our credit facilities.
2012 Expected Capital Expenditures
For the six months ended June 30, 2012, we have incurred $105.4 million in aggregate capital expenditures, of which we have paid $87.4 million in cash and accrued $18.1 million in accounts payable as of June 30, 2012. We expect to receive $13.9 million in grants from outside parties related to this year-to-date activity. Of this amount, as of June 30, 2012, $8.2 million was included within outstanding grant receivables from outside parties and $5.7 million was collected from outside parties during the six months ended June 30, 2012.
Cash of $106.5 million paid for purchases of property and equipment during the six months ended June 30, 2012 consisted of $87.4 million for 2012 capital projects and $19.2 million related to capital expenditures accrued in 2011. Grant proceeds during the six months ended June 30, 2012 consisted of $5.7 million for grants related to 2012 capital expenditures and $12.6 million for grants related to our capital expenditures from prior years.
In conjunction with the expansion of two existing rail haulage contracts with Arrium Limited (formerly OneSteel), our subsidiary, GWA will invest A$60 million (or $61.5 million at the exchange rate on June 30, 2012) to purchase narrow gauge locomotives and wagons as well as construct a standard gauge rolling-stock maintenance facility. Of this A$60 million, A$50 million (or $51 million at the exchange rate on June 30, 2012) is expected to be incurred in 2012 and A$10 million (or $10 million at the exchange rate on June 30, 2012) is expected to be incurred in 2013. During the six months ended June 30, 2012, we also approved the purchase of three additional locomotives for A$18 million (or $19 million at the exchange rate on June 30, 2012) for our existing business in Australia as well as A$5 million (or $5 million at the exchange rate on June 30, 2012) for other Australian equipment purchases.
In addition, during the six months ended June 30, 2012, we approved $9.9 million of net capital expenditures primarily related to the purchase of locomotives and track improvements for our newly formed subsidiary, CCH, and the Alice Springs rail yard.
Accordingly, capital expenditures for the six months ended June 30, 2012, as compared with our 2012 full year expected capital expenditures can be summarized as follows (dollars in thousands):

				Actual for the
			Expected	Six Months Ended
	Original Budget	Change	Full Year 2012	June 30, 2012
Capital expenditures, other than Australian new business investments	$149,100	$11,100	$160,200	$50,911
Australian new business investments	36,100	74,900	111,000	54,518
Grant proceeds from outside parties	(51,800)	(1,200)	(53,000)	(13,868)
Net capital expenditures	$133,400	$84,800	$218,200	$91,561
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2011, consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the six months ended June 30, 2012.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the six months ended June 30, 2012 with the six months ended June 30, 2011, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollar and the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2012, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2011 Annual Report on Form 10-K.
On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and allows us to receive one-month LIBOR on the notional amount of the swap. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $5.4 million at June 30, 2012 and $7.0 million at December 31, 2011.
On December 1, 2010, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement which effectively converted an A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. We are required to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows us to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. We realized a net expense of $1.2 million and $1.5 million within interest expense, net related to the quarterly settlement for the three months ended June 30, 2012 and 2011, respectively. In addition, we recognized a net gain of $0.1 million within other income, net related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on June 30, 2012. The fair value of the cross-currency swap represented a current liability of $7.2 million as of June 30, 2012 and $7.2 million as of December 31, 2011. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The swap expires on December 1, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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
In connection with the agreement with RailAmerica, four putative stockholder class action lawsuits have been filed in state courts located in Florida and Delaware. On July 26, 2012, John Langan v. RailAmerica Inc., et al., No. 16-2012-CA-008207 was filed in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida Civil Division against RailAmerica, the RailAmerica directors, the Company and the merger subsidiary. The complaint alleges, inter alia, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to the Company via an allegedly flawed process and failed to obtain the best financial and other terms. The complaint also alleges that RailAmerica, the Company and the merger subsidiary aided and abetted those alleged breaches of duty. The complaint requests, among other relief, an order to enjoin consummation of the merger, rescission of the merger agreement, and attorneys' fees. On July 31, 2012, Nicolas Sambuco v. RailAmerica Inc., et al., No. 16-2012-CA-008339 was filed in the same court, names the same defendants, and alleges substantially similar claims. Also on July 31, 2012, plaintiffs Langan and Sambuco filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs, and appoint Robbins Geller Rudman & Dowd LLP as lead counsel in the proposed consolidated action. Brian T. Ford v. RailAmerica, Inc., et al., Civil Action No. 7744, and KBC Asset Management N.V. v. RailAmerica, Inc., et al., Civil Action No. 7755, were filed in the Court of Chancery of the State of Delaware on August 2, 2012 and August 7, 2012, respectively. The Delaware complaints name the same defendants and allege substantially similar claims as the Florida actions. Both Delaware actions seek, among other relief, an order to enjoin consummation of the merger  and attorneys' fees. The Ford complaint also seeks damages.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission as well as the risk factors described below.
Risks Related to Our Potential Acquisition of RailAmerica, Inc.
On July 23, 2012, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Jaguar Acquisition Sub Inc., our direct wholly-owned subsidiary (Merger Sub), and RailAmerica, Inc. (RailAmerica), providing for the merger of Merger Sub with and into RailAmerica (the Merger), with RailAmerica surviving the Merger as our wholly owned subsidiary. In connection with the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below.
The announcement and pendency of our acquisition of RailAmerica could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed acquisition could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, suppliers and employees and with the Class I railroads. In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the acquisition, which could have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could adversely affect our business, operating results and financial condition.
The Merger may not achieve its intended results, including anticipated synergies.
While we expect the Merger to result in a significant amount of synergies and other financial and operational benefits, we may be unable to realize these synergies or other benefits in the timeframe that we expect or at all. Achieving the anticipated benefits, including synergies, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to finance the Merger and integrate the business will be consistent with our expectations. Events outside of our control, including but not limited to regulatory changes, could also adversely affect our ability to realize the anticipated benefits from the Merger. Thus, the integration may be unpredictable, subject to delays or changed circumstances, and the acquired businesses may not perform in accordance with our expectations. Further, our expectations with respect to integration or cost savings as a result of the Merger may not materialize.

Uncertainty about the effect of the Merger on RailAmerica's employees, customers and suppliers may have an adverse effect on RailAmerica and, consequently, us.
The uncertainty created by the pending Merger may impair RailAmerica's ability to attract, retain and motivate key personnel until the Merger is completed as current and prospective employees may experience uncertainty about their future roles with us. If key employees of RailAmerica depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of the Merger could be reduced or delayed. In addition, disruptions resulting from the Merger may also affect our relationships with our customers, suppliers and employees and with the Class I railroads.
We will incur significant transaction and Merger-related costs in connection with financing the Merger.
 We expect to incur significant non-recurring costs associated with financing the Merger, including costs associated with borrowings under the new senior secured credit facilities to partially finance the Merger consideration, and pay certain fees and expenses incurred in connection with the Merger. The costs of continued borrowing under the new senior secured credit facilities will likely be significant and could have a significant adverse effect on our operating results, financial condition and liquidity.
Litigation and uncertainties associated with the Merger may have a material adverse effect on our ability to complete the acquisition.
We and Merger Sub, among others, have been named as defendants in putative class actions filed on behalf of RailAmerica's shareholders. See Part II, Item 1. Legal Proceedings and Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-Q. Litigation relating to the proposed Merger may require us to expend significant amounts of money, may require significant time from our management and may result in an adverse settlement, injunction barring or delaying the proposed Merger, or judgments against us that could have a material adverse effect on our financial results and our ability to complete the Merger, which could be detrimental to our shareholders.
The proposed acquisition of RailAmerica is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on us or could delay or prevent the completion of the acquisition.
Completion of the acquisition of RailAmerica is subject to customary closing conditions, including the approval or authorization of the Surface Transportation Board (STB) for a voting trust transaction through an exemption or notice of exemption pursuant to which shares of RailAmerica will be placed into an irrevocable voting trust pending receipt of a STB exemption or, if the STB declines to authorize such a voting trust transaction, receipt of such final STB approval or exemption, and the receipt of certain other regulatory approvals, each as described in the Merger Agreement. The STB may not permit the acquisition at all or may impose significant restrictions or conditions on the completion of the acquisition, including with respect to the rates we charge or requiring us to divest certain of our assets. There is no assurance that we will obtain these necessary governmental approvals to complete the acquisition. Any delay in the completion of the acquisition from the failure to obtain such approvals could delay or diminish the anticipated benefits of the acquisition or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the proposed acquisition. Further, denial by the STB of its approval or exemption of the transaction could have a material adverse effect on our business, operating results, financial condition and liquidity and could be detrimental to our shareholders.

The failure by us to complete the acquisition of RailAmerica could adversely affect our business and the market price of our common stock and could result in substantial termination costs.
There is no assurance that completion of the acquisition of RailAmerica or any other transaction will occur. Consummation of the Merger is subject to various conditions, including those described above.
The current market price of our common stock may reflect a market assumption that the Merger will occur. Failure to complete the Merger could adversely affect the share price of our common stock. We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit if the Merger is not consummated. In addition, failure of the Merger to close, or even a delay in its closing, may have a negative impact on our ability to manage existing operations and pursue alternative strategic transactions or our ability to implement alternative business plans. The Merger Agreement is subject to termination if the Merger is not completed on or before December 31, 2012, unless the only condition remaining to be satisfied (other than those conditions that are to be satisfied at closing) is the receipt of STB approval of the voting trust transaction or final STB approval or exemption of the Merger, in which case the Merger Agreement may not be terminated before March 31, 2013. In addition, the Merger Agreement contains certain other termination rights for both us and RailAmerica and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be obligated to pay RailAmerica a termination fee of $135 million. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our operating results, financial condition and liquidity and could be detrimental to our shareholders.
If the merger with RailAmerica closes into an irrevocable voting trust pending receipt of STB approval, we will not control the operation of RailAmerica and its railroads.
If we receive the approval of the STB for a voting trust transaction and the other conditions to closing of the Merger are satisfied, the Merger would occur and the shares of RailAmerica would be placed into an irrevocable voting trust pending receipt of STB approval for the common control of our railroads with RailAmerica's railroads. We would be the indirect owner of RailAmerica pursuant to our ownership of the voting trust certificates. The voting trustee would hold the shares of RailAmerica in trust for us and would have responsibility for preserving the value of the trust's assets, i.e., the RailAmerica shares. The day-to-day management of RailAmerica would be carried out by those members of RailAmerica's current management team that remain with RailAmerica after the Merger. As a result, we would not control the operations of RailAmerica and its railroads. Until the STB allows us to fully integrate the RailAmerica railroads, we expect to account for our ownership of RailAmerica using the equity method of accounting. If RailAmerica is not managed well while it is owned by the voting trust, the value of our investment in the RailAmerica stock could be reduced, which could have a material adverse effect on our operating results, financial condition and liquidity and could be detrimental to our shareholders.
Other than with respect to those discussed above, there have been no other material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2012	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	93	$51.46	—	—
June 1 to June 30	—	$—	—	—
Total	93	$51.46	—	—
 ______________________

(1)
The 93 shares acquired in the three months ended June 30, 2012 represent common stock acquired by us from our employees who surrendered shares in lieu of cash to pay taxes on equity awards in conjunction with our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	August 7, 2012	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2012	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements.

______________________

*	Exhibit filed or furnished with this Report, as applicable.