Form 10-Q
period 2012-09-30
GENESEE & WYOMING INC
filed 2012-11-09
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on October 31, 2012:

Class	Number of Shares Outstanding
Class A Common Stock	44,963,758
Class B Common Stock	1,892,048

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic and competitive uncertainties and contingencies and third-party approvals; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with expenses associated with estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruption of operations; susceptibility to the risks of doing business in foreign countries; uncertainties as to the timing or approval of our pending application with the Surface Transportation Board to control the railroads of RailAmerica, Inc. (RailAmerica); the conditions, if any, imposed by the Surface Transportation Board in connection with our pending control application; our success integrating the RailAmerica railroads into our operations and our ability to achieve the expected synergies as a result of the merger; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2011 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to update the current expectations or forward-looking statements contained in this report.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 and DECEMBER 31, 2011 (Unaudited)
(dollars in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$516,031	$27,269
Accounts receivable, net	173,408	165,768
Materials and supplies	15,713	14,445
Prepaid expenses and other	16,651	13,332
Deferred income tax assets, net	19,232	19,385
Total current assets	741,035	240,199
PROPERTY AND EQUIPMENT, net	1,769,467	1,643,589
GOODWILL	160,533	160,277
INTANGIBLE ASSETS, net	225,495	230,628
DEFERRED INCOME TAX ASSETS, net	2,462	2,342
OTHER ASSETS, net	21,723	17,122
Total assets	$2,920,715	$2,294,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$48,626	$57,168
Accounts payable	140,429	134,081
Accrued expenses	73,347	69,097
Deferred income tax liabilities, net	138	925
Total current liabilities	262,540	261,271
LONG-TERM DEBT, less current portion	594,480	569,026
DEFERRED INCOME TAX LIABILITIES, net	315,809	285,780
DEFERRED ITEMS - grants from outside parties	221,502	198,824
CONTINGENT FORWARD SALE CONTRACT	50,106	—
OTHER LONG-TERM LIABILITIES	22,393	18,622
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Class A Common Stock, $0.01 par value, one vote per share; 180,000,000 shares authorized; 57,273,552 and 52,717,553 shares issued and 44,784,327 and 40,257,656 shares outstanding (net of 12,489,225 and 12,459,897 shares in treasury) on September 30, 2012 and December 31, 2011, respectively	573	527
Class B Common Stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized; 1,892,048 and 2,192,473 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	19	22
Additional paid-in capital	832,899	385,473
Retained earnings	780,706	741,669
Accumulated other comprehensive income	46,410	37,895
Treasury stock, at cost	(206,722)	(204,952)
Total stockholders’ equity	1,453,885	960,634
Total liabilities and stockholders’ equity	$2,920,715	$2,294,157
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES	$222,745	$217,210	$647,600	$618,710
OPERATING EXPENSES:
Labor and benefits	64,022	58,986	191,145	176,034
Equipment rents	9,289	11,357	28,073	32,887
Purchased services	20,962	20,316	58,297	57,463
Depreciation and amortization	18,980	16,623	54,947	48,781
Diesel fuel used in operations	21,511	21,441	64,643	65,516
Diesel fuel sold to third parties	1,359	3,662	10,460	12,241
Casualties and insurance	6,237	5,020	17,727	16,686
Materials	6,241	6,844	19,131	19,517
Net gain on sale of assets	(3,018)	(610)	(10,447)	(2,708)
Gain on insurance recoveries	—	—	(5,186)	(1,043)
Other operating expenses	24,287	17,548	62,148	46,945
Total operating expenses	169,870	161,187	490,938	472,319
INCOME FROM OPERATIONS	52,875	56,023	156,662	146,391
Interest income	928	853	2,759	2,486
Interest expense	(8,814)	(10,573)	(26,052)	(30,765)
Gain on sale of investments	—	—	—	894
Contingent forward sale contract mark-to-market expense	(50,106)	—	(50,106)	—
Other income/(expense), net	853	(1,064)	1,852	(595)
(Loss)/income from continuing operations before income taxes	(4,264)	45,239	85,115	118,411
Provision for income taxes	15,303	12,287	46,051	32,192
(Loss)/income from continuing operations, net of tax	(19,567)	32,952	39,064	86,219
Loss from discontinued operations, net of tax	—	(10)	(27)	(10)
NET (LOSS)/INCOME	$(19,567)	$32,942	$39,037	$86,209
BASIC (LOSS)/EARNINGS PER SHARE:
Basic (loss)/earnings per common share from continuing operations	$(0.47)	$0.82	$0.96	$2.16
Basic loss per common share from discontinued operations	—	—	—	—
Basic (loss)/earnings per common share	$(0.47)	$0.82	$0.95	$2.16
Weighted average shares - basic	41,682	40,078	40,888	39,825
DILUTED (LOSS)/EARNINGS PER SHARE:
Diluted (loss)/earnings per common share from continuing operations	$(0.47)	$0.77	$0.90	$2.02
Diluted loss per common share from discontinued operations	—	—	—	—
Diluted (loss)/earnings per common share	$(0.47)	$0.77	$0.90	$2.02
Weighted average shares - diluted	41,682	42,821	43,471	42,711
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET (LOSS)/INCOME	$(19,567)	$32,942	$39,037	$86,209
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	6,750	(34,142)	7,195	(17,919)
Net unrealized gain on qualifying cash flow hedges, net of tax provision of $337, $107, $941 and $359, respectively	592	187	1,655	632
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($24), ($23), $190 and $48, respectively	42	41	(335)	(84)
Other comprehensive income/(loss)	7,384	(33,914)	8,515	(17,371)
COMPREHENSIVE (LOSS)/INCOME	$(12,183)	$(972)	$47,552	$68,838
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,037	$86,209
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	27	10
Depreciation and amortization	54,947	48,781
Compensation cost related to equity awards	5,763	5,584
Excess tax benefit from share-based compensation	(2,842)	(2,090)
Deferred income taxes	29,735	20,063
Net gain on sale of assets	(10,447)	(2,708)
Gain on sale of investments	—	(894)
Gain on insurance recoveries	(5,186)	(1,043)
Insurance proceeds received	21,479	24
Contingent forward sale contract mark-to-market expense	50,106	—
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(2,110)	(13,650)
Materials and supplies	(1,063)	(531)
Prepaid expenses and other	(3,081)	243
Accounts payable and accrued expenses	(10,232)	(14,204)
Other assets and liabilities, net	3,405	(179)
Net cash provided by operating activities from continuing operations	169,538	125,615
Net cash used in operating activities from discontinued operations	(27)	(15)
Net cash provided by operating activities	169,511	125,600
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(170,529)	(106,386)
Grant proceeds from outside parties	24,929	18,773
Cash paid for acquisitions, net of cash acquired	(837)	(89,935)
Proceeds from sale of investments	—	1,369
Insurance proceeds for the replacement of assets	370	—
Proceeds from disposition of property and equipment	13,673	4,054
Net cash used in investing activities from continuing operations	(132,394)	(172,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(215,439)	(418,907)
Proceeds from issuance of long-term debt	196,480	445,424
Debt amendment costs	—	(4,742)
Net proceeds from Class A common stock issuance	234,361	—
Net proceeds from TEU issuance	222,856	—
Proceeds from employee stock purchases	12,088	13,238
Treasury stock purchases	(1,770)	(1,292)
Excess tax benefit from share-based compensation	2,842	2,090
Net cash provided by financing activities from continuing operations	451,418	35,811
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	227	(1,083)
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	488,762	(11,796)
CASH AND CASH EQUIVALENTS, beginning of period	27,269	27,417
CASH AND CASH EQUIVALENTS, end of period	$516,031	$15,621
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three and nine months ended September 30, 2012 and 2011 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2011 was derived from the audited financial statements in the Company’s 2011 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. Certain reclassifications have been made to prior period balances to conform to the current year presentation.
2. CHANGES IN OPERATIONS:
United States
RailAmerica, Inc.: On July 23, 2012, RailAmerica, Inc. (RailAmerica) and the Company jointly announced an agreement under which the Company would acquire RailAmerica for a cash purchase price of $27.50 per share. RailAmerica owns and operates short line and regional freight railroads in North America, operating a portfolio of 45 individual railroads with approximately 7,500 miles of track in 28 U.S. states and three Canadian provinces.
On October 1, 2012, the Company completed its previously announced acquisition of RailAmerica. Immediately following consummation of the acquisition, the Company transferred the stock of RailAmerica to a voting trustee to hold such shares of stock in an irrevocable independent voting trust while the United States Surface Transportation Board (STB) considers the Company's pending application to control RailAmerica's railroads. As more fully described in Notes 3 and 14, the acquisition was financed through borrowings under a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), public offerings of shares of the Company's Class A common stock and Tangible Equity Units (TEUs) and a private issuance of Series A-1 Preferred Stock to Carlyle Partners V, L.P. (together with its affiliates, Carlyle).
During the three and nine months ended September 30, 2012, as discussed more fully under Contingent Forward Sale Contract in Note 5, the Company recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to an investment agreement governing the sale of $350.0 million of Series A-1 Preferred Stock issued to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense is a result of the significant increase in GWI's share price between July 23, 2012 (the date the Company entered into the Investment Agreement) and the end of the third quarter. The Company also incurred $5.2 million and $6.0 million of acquisition costs related to this transaction during the three and nine months ended September 30, 2012, respectively, which were recorded within other expenses.
Commencing on October 1, 2012 and during the period RailAmerica is held in trust, the Company will account for its ownership of RailAmerica under the equity method of accounting.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, the Company's newly formed subsidiary, the Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where the Company's Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations have been included in the Company’s statement of operations effective July 1, 2012 and are included in the Company’s North American & European Operations segment.

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
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer of AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan entered into a long-term transportation agreement.
Australia
In May 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and the Company agreed to sell AIO certain assets in the township of Cook, South Australia that included its third-party fuel-sales business. The Company completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in the third quarter of 2012. The Company received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012), or approximately $0.03 per share.
In July 2012, GWA announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, GWA expects to invest A$60.0 million (or $62.3 million at the exchange rate on September 30, 2012) to purchase narrow gauge locomotives and wagons, as well as to construct a standard gauge rolling-stock maintenance facility.
Canada
On August 2, 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail will construct an approximately 21-kilometer rail line (Rail Line) that will connect TSMC's mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail will haul unit trains of iron ore from its rail connection with the Mine that will then travel over three privately owned railways (two of which are 100% owned directly or indirectly by the Company) to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the Rail Line is expected to be completed three to six months thereafter.
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
3. (LOSS)/EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted (loss)/earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerators:
(Loss)/income from continuing operations, net of tax	$(19,567)	$32,952	$39,064	$86,219
Loss from discontinued operations, net of tax	—	(10)	(27)	(10)
Net (loss)/income	$(19,567)	$32,942	$39,037	$86,209
Denominators:
Weighted average Class A common shares outstanding - Basic	41,682	40,078	40,888	39,825
Weighted average Class B common shares outstanding	—	2,206	2,105	2,276
Dilutive effect of employee stock grants	—	537	478	610
Weighted average shares - Diluted	41,682	42,821	43,471	42,711
Basic:
(Loss)/earnings per common share from continuing operations	$(0.47)	$0.82	$0.96	$2.16
Loss per common share from discontinued operations	—	—	—	—
(Loss)/earnings per common share	$(0.47)	$0.82	$0.95	$2.16
Diluted:
(Loss)/earnings per common share from continuing operations	$(0.47)	$0.77	$0.90	$2.02
Loss per common share from discontinued operations	—	—	—	—
(Loss)/earnings per common share	$(0.47)	$0.77	$0.90	$2.02
In computing diluted loss per share for the three months ended September 30, 2012, all of the Company's Class B common shares outstanding and Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the computation of diluted loss per share as a result of their anti-dilutive effect.
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Anti-dilutive shares	665	156	264	108

Offerings
On September 19, 2012, the Company completed a public offering of 3,791,004 shares of Class A common stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. The Company received net proceeds of $234.4 million after deducting underwriting discounts and commissions and offering expenses from the sale of its Class A common stock. A selling stockholder also sold 233,966 shares of Class A common stock in the offering. The Company did not receive any proceeds from the selling stockholder's sale.
In addition, as described in more detail below, the Company completed a public offering of 2,300,000 Tangible Equity Units (TEUs), which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit. The Company received net proceeds of $222.9 million after deducting underwriting discounts and commissions and offering expenses from the sale of its TEUs. The increase in the Company's weighted average basic shares outstanding for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, included 453,272 shares as a result of the public offering of Class A common stock and 411,307 shares as a result of the public offering of TEUs. The increase in the Company's weighted average basic shares outstanding for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 included 152,194 shares as a result of the public offering of Class A common stock and 138,103 shares as a result of the public offering of TEUs. The Company used the net proceeds from the offerings to partially fund the acquisition of RailAmerica on October 1, 2012. See Note 14 for additional information regarding the Company's acquisition of RailAmerica.
Tangible Equity Units (TEUs)
On September 19, 2012, the Company issued an aggregate 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company, which had an initial principal amount of $14.1023 per Amortizing Note. As of September 30, 2012, the Amortizing Notes have an aggregate principal amount of $32.4 million. On each January 1, April 1, July 1 and October 1, commencing on January 1, 2013, the Company will pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which will be $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If the Company elects to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require the Company to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Unless settled or redeemed earlier, each Purchase Contract will automatically settle on October 1, 2015 (subject to postponement in certain limited circumstances) and the Company will deliver a number of shares of its Class A common stock based on the applicable market value of the Company's common stock, as defined in the Purchase Contract, which will be between 1.2355 shares and 1.5444 shares (subject to adjustment) per each $100 stated amount of the TEUs. Each TEU may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the TEUs, and the separate components may be combined to create a TEU. The Amortizing Note component of the TEU is recorded as debt and the Purchase Contract component of the TEU is recorded in equity as additional paid-in capital. As of September 30, 2012, $197.6 million, the initial fair value of the Purchase Contracts, was recorded as additional paid-in capital and was partially offset by $6.1 million of underwriting discounts and commissions and offering expenses.
The Company's basic and diluted (loss)/earnings per share calculations reflect the weighted average shares issuable upon settlement of the Purchase Contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A common stock at the period end date.

4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable - trade	$133,385	$130,486
Accounts receivable - grants	23,220	20,753
Accounts receivable - insurance claims	19,395	17,336
Total accounts receivable	176,000	168,575
Less: Allowance for doubtful accounts	(2,592)	(2,807)
Accounts receivable, net	$173,408	$165,768
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
Interest Rate Risk Management
The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company’s variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net (loss)/income or other comprehensive income/(loss) based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company’s variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense.

The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction. On October 2, 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate portion of its interest obligation on the notional amount under its credit agreement. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement represented a liability of $4.4 million as of September 30, 2012 and was estimated based on Level 2 inputs. The Company’s effectiveness testing during the period ended September 30, 2012 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income into earnings.
In October 2012, the Company entered into multiple interest rate swap agreements to manage its exposure to changes in interest rates on its variable rate debt. See Note 14 for additional information regarding the Company's interest rate swap agreements.
Foreign Currency Exchange Rate Risk
As of September 30, 2012, $223.9 million of third-party debt, related to the Company’s foreign operations, was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company’s foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement. A portion of the funds was transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap requires the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allows the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized a net expense of $1.1 million within interest expense, net related to the quarterly settlement for the three months ended September 30, 2012. In addition, the Company recognized a net loss of $0.1 million within other income, net related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on September 30, 2012. The fair value of the Swap represented a current liability of $8.7 million as of September 30, 2012. The fair value of the Swap was estimated based on Level 2 valuation inputs. The Swap expires on December 1, 2012.
Contingent Forward Sale Contract
In conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica, the Company entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the

Investment Agreement, the Company agreed to sell to Carlyle a minimum of $350.0 million of Series A-1 Preferred Stock to partially fund the RailAmerica acquisition. Each share of the Series A-1 Preferred Stock may be converted at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock will also convert into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, the Company has the option to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of the Company's Class A common stock on the New York Stock Exchange exceeds 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to the Company's stock price prior to the announcement of the RailAmerica acquisition.
For the period between July 23, 2012 and September 30, 2012, the Series A-1 Preferred Stock was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in the Company's consolidated financial results and the cumulative effect represented as an asset or liability. As a result of the significant increase in the Company's share price between July 23, 2012 and the end of the third quarter of 2012, the Company recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to the Investment Agreement for the three months ended September 30, 2012. The Company's closing share price was $66.86 on September 28, 2012, which was the last trading day in the third quarter of 2012.
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
Liability Derivatives:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap agreement	Accrued expenses	$4,429	Accrued expenses	$4,143
Interest rate swap agreement	Other long-term liabilities	—	Other long-term liabilities	2,882
Total derivatives designated as hedges		$4,429		$7,025
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$8,709	Accrued expenses	$7,170
Contingent forward sale contract	Other long-term liabilities	50,106	Other long-term liabilities	—
Total liability derivatives not designated as hedges		$58,815		$7,170
The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the three and nine months ended September 30, 2012 and 2011 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Designated as Cash Flow Hedges:	2012	2011	2012	2011
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$592	$187	$1,655	$632
The following table shows the effect of the Company’s derivative instruments not designated as hedges for the three and nine months ended September 30, 2012 and 2011 in the consolidated statement of operations (dollars in thousands):

		Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:		Three Months Ended		Nine Months Ended
	Location of Amount Recognized in Earnings	September 30,		September 30,
		2012	2011	2012	2011
Cross-currency swap agreement	Interest expense, net	$(1,051)	$(1,566)	$(3,572)	$(4,526)
Cross-currency swap agreement	Other income, net	(70)	103	218	222
Contingent forward sale contract	Contingent forward sale contract mark-to-market expense	(50,106)	—	(50,106)	—
		$(51,227)	$(1,463)	$(53,460)	$(4,304)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of September 30, 2012, the Company’s derivative financial instruments consisted of an interest rate swap agreement, a cross-currency swap agreement and a contingent forward sale contract. The Company estimates the fair value of its interest rate swap agreement based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its cross-currency swap agreement based on Level 2 valuation inputs, including LIBOR implied forward interest rates, Australian dollar BBSW implied forward interest rates and the remaining time to maturity. The Company estimates the fair value of its contingent forward sale contract based on Level 1 valuation inputs, including the stated conversion price in the Investment Agreement and the Company's stock price.

•
Financial Instruments Carried at Historical Cost: Since the Company’s long-term debt is not quoted, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Financial liabilities carried at fair value using Level 1 inputs:
Contingent forward sale contract	$50,106	$—
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreement	4,429	7,025
Cross-currency swap agreement	8,709	7,170
Total financial liabilities carried at fair value	$63,244	$14,195
The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Series B senior notes	$100,000	$109,557	$100,000	$107,704
Series C senior notes	—	—	25,000	24,822
Revolving credit facility	223,056	223,757	191,919	186,590
United States term loan	175,000	174,192	190,000	183,869
Canadian term loan	21,017	20,980	21,983	21,226
Australia term loan	83,758	84,033	89,443	88,299
TEUs - amortizing note	32,435	31,649	—	—
Other debt	7,840	7,966	7,849	7,775
Total	$643,106	$652,134	$626,194	$620,285
7. INCOME TAXES:
Included in the Company's income from continuing operations before income taxes for the three and nine months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 5 for further details on the contingent forward sale contract. As a result, the Company's provision for income tax was $15.3 million and $46.1 million for the three and nine months ended September 30, 2012, respectively, which represents 33.4% and 34.1%, respectively, of income from continuing operations other than the mark-to-market expense. The Company’s effective income tax rate was 27.2% in both the three and nine months ended September 30, 2011. The increase in the effective income tax rate for the three and nine months ended September 30, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.

The Short Line Tax Credit is a track maintenance income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures included amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit was equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011.
8. COMMITMENTS AND CONTINGENCIES:
In connection with the Agreement and Plan of Merger (Merger Agreement) among Genesee & Wyoming, RailAmerica and Jaguar Acquisition Sub Inc., the Company's wholly-owned subsidiary (Merger Sub), five putative stockholder class action lawsuits have been filed in state courts located in Florida and Delaware. On July 26, 2012, John Langan v. RailAmerica Inc., et al. was filed in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida, Civil Division (Florida Circuit Court), against RailAmerica, the RailAmerica directors, Genesee & Wyoming and Merger Sub. The complaint alleges, among other things, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to Genesee & Wyoming via an allegedly flawed process and failed to obtain the best financial and other terms. The complaint also alleges that RailAmerica, Genesee & Wyoming and Merger Sub aided and abetted those alleged breaches of duty. The complaint requests, among other relief, an order to enjoin consummation of the merger of Merger Sub with and into RailAmerica (the Merger or Acquisition), rescission of the Merger Agreement, and attorneys' fees. On July 31, 2012, Nicolas Sambuco v. RailAmerica Inc., et al. was filed in the same court, names the same defendants and alleges substantially similar claims. Also on July 31, 2012, plaintiffs in the Florida actions filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs and appoint lead counsel in the proposed consolidated action. Plaintiffs in the Florida actions also filed an emergency motion for expedited proceedings on August 7, 2012 and filed an amended complaint on August 8, 2012, which included allegations that the information statement filed by RailAmerica on August 3, 2012, omits material information about the proposed Merger. On August 17, 2012, the parties in the Florida actions submitted a stipulation for expedited proceedings, which the Florida Circuit Court ordered on August 20, 2012.
On August 27, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company and the parties to the Florida actions entered into a Memorandum of Understanding setting forth an agreement in principle to settle all related claims. The settlement is subject to, among other things, a determination of the settlement amount, the execution of a stipulation of settlement and final approval by the Florida Circuit Court.
On August 2, 2012, Ford v. RailAmerica, Inc., et al. (Ford) was filed in the Court of Chancery of the State of Delaware (Delaware Chancery Court). The Ford complaint named the same defendants and alleged substantially similar claims as the Florida actions and sought an order to enjoin consummation of the Merger, attorney's fees and damages. On August 7, 2012, two more actions were filed in Delaware Chancery Court, KBC Asset Management N.V. v. RailAmerica, Inc. et al. (KBC) and Pesochinsky v. RailAmerica, Inc., et al. (Pesochinsky). Both of these actions named the same defendants and alleged substantially similar claims as the Florida actions and requested an order to enjoin consummation of the Merger and attorney's fees. On August 13, 2012, plaintiff in Ford filed an amended complaint. In addition to the allegations asserted in the initial Ford complaint, the amended Ford complaint alleged that the information statement filed by RailAmerica on August 3, 2012 omitted material information about the proposed Merger.
On November 1, 2012, the parties in Ford submitted a stipulation and proposed order of dismissal agreeing to dismissal without prejudice of all claims pending in the action. Also on November 1, 2012, plaintiff in Pesochinsky submitted a notice and proposed order of dismissal agreeing to dismiss the action without prejudice. On November 6, 2012, the parties in KBC submitted a stipulation and proposed order of dismissal agreeing to dismissal of all claims pending in the action. The Delaware Chancery Court has granted all three orders of dismissal for the Delaware actions.
In addition to the lawsuits set forth above, from time to time, the Company is a defendant in certain lawsuits resulting from its operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or have a material adverse effect on the Company's financial position or liquidity.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized (Loss)/Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$42,394	$(20)	$(4,479)	$37,895
Current period change	7,195	(335)	1,655	8,515
Balance, September 30, 2012	$49,589	$(355)	$(2,824)	$46,410
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of September 30, 2012 and 2011, the Company had outstanding grants receivable from outside parties for capital expenditures of $23.2 million and $15.2 million, respectively. As of September 30, 2012 and 2011, the Company also had approximately $20.5 million and $16.3 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
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
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced the Company's revenues by approximately $7 million and reduced the Company's operating income from operations by approximately $5 million. In June 2012, the Company recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate on June 30, 2012) for a business interruption claim. The Company anticipates further business interruption insurance recovery related to the Edith River Derailment in the fourth quarter of 2012 or first quarter of 2013.
In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. The Company increased its estimate of costs associated with the Edith River Derailment, as well as its estimate of insurance recovery, each by A$12.8 million (or $13.2 million at the exchange rate on September 30, 2012) during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company made cash payments of A$20.5 million (or $21.5 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$20.0 million (or $20.9 million at the exchange rate on the date received). As of September 30, 2012, the Company's outstanding insurance receivable associated with repair costs was A$6.8 million (or $7.1 million at the exchange rate on September 30, 2012).
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

The results of operations of the foreign entities are maintained in the respective local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in the consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar will impact the Company's results of operations.
The following table sets forth the Company's North American & European Operations and Australian Operations for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$150,323	$72,422	$222,745	$145,807	$71,403	$217,210
Income from operations	33,571	19,304	52,875	37,963	18,060	56,023
Depreciation and amortization	12,495	6,485	18,980	11,932	4,691	16,623
Interest expense	(4,621)	(4,193)	(8,814)	(5,988)	(4,585)	(10,573)
Interest income	783	145	928	708	145	853
Provision for income taxes	10,764	4,539	15,303	8,196	4,091	12,287
Expenditures for additions to property & equipment, net of grants from outside parties	24,023	33,320	57,343	12,054	25,194	37,248
The following table sets forth the Company's North American & European Operations and Australian Operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues	$439,451	$208,149	$647,600	$417,449	$201,261	$618,710
Income from operations	104,782	51,880	156,662	98,635	47,756	146,391
Depreciation and amortization	37,354	17,593	54,947	34,843	13,938	48,781
Interest expense	(14,107)	(11,945)	(26,052)	(17,879)	(12,886)	(30,765)
Interest income	2,407	352	2,759	2,215	271	2,486
Provision for income taxes	33,723	12,328	46,051	21,753	10,439	32,192
Expenditures for additions to property & equipment, net of grants from outside parties	50,761	94,839	145,600	33,865	53,748	87,613
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company's North American & European Operations and Australian Operations as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$1,162,217	$607,250	$1,769,467	$1,120,121	$523,468	$1,643,589
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

14. SUBSEQUENT EVENTS:
RailAmerica Acquisition
On October 1, 2012, the Company announced the closing of its acquisition of RailAmerica and entered into a new five-year Senior Secured Syndicated Facility Agreement (New Credit Agreement) comprised of a $1.875 billion term loan and $425.0 million revolving credit facility. Immediately following consummation of the acquisition, the Company transferred the stock of RailAmerica to a voting trustee to hold such shares of stock in an irrevocable independent voting trust while the STB considers the Company's pending application to control RailAmerica's railroads. The voting trust will remain in effect until the STB issues its decision on the Company's application to control RailAmerica's railroads. Based on the Company's application and the statutory STB review periods for minor transactions, the STB decision could be issued as early as the fourth quarter of 2012 or as late as the first quarter of 2013. Commencing on October 1, 2012 and during the period that RailAmerica is held in trust, the Company will account for its ownership of RailAmerica under the equity method of accounting. Expected cost savings from the business combination will not be realized unless and until the STB approves the Company's control of RailAmerica's railroads.
The Company financed the $1.4 billion cash purchase price for RailAmerica's shares, the refinancing of $1.2 billion of the Company's and RailAmerica's debt, as well as transaction and financing-related expenses, with $1.8 billion of debt from the New Credit Agreement, $475.5 million of gross proceeds from the Company's recent public offerings of Class A common stock and TEUs and $350.0 million through a private issuance of Series A-1 Preferred Stock to Carlyle.
On October 1, 2012, in connection with the RailAmerica acquisition, the Company repaid in full all outstanding loans, together with interest and all other amounts due under the Company's previously outstanding Third Amended and Restated Revolving Credit and Term Loan Agreement. No penalties were due in connection with such repayments. In addition, the Company repaid in full its Series B senior notes on October 1, 2012, along with an aggregate $12.6 million make-whole payment. In connection with the repayment of the Company's outstanding notes, the Company expects to write off approximately $4 million of unamortized debt issuance costs. The Company used proceeds from the New Credit Agreement to repay its outstanding loans and notes.
Credit Facilities
The New Credit Agreement expanded the size of the Company's credit facilities from $750.0 million to $2.3 billion and has a maturity date of October 1, 2017. The New Credit Agreement includes a $425.0 million revolving loan, a $1.6 billion United States term loan, a C$24.6 million ($25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million ($210.0 million at the exchange rate on October 1, 2012) Australian term loan. The New Credit Agreement also has borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans. As of October 1, 2012, the United States, Australian and Canadian term loans had interest rates of 2.71%, 6.05% and 3.58%, respectively. On October 1, 2012, the Company had outstanding revolving loans of $55.0 million in the United States with an interest rate of 2.71% and €2.9 million in Europe (or $3.7 million at the exchange rate on October 1, 2012) with an interest rate of 2.57%.
The New Credit Agreement provides for borrowings under the revolving loan in United States dollars, Euros, Canadian dollars and Australian dollars. The applicable borrowing spread for the United States base rate loans and Canadian base rate loans under the New Credit Agreement will initially be 1.50% over the base rate through December 31, 2012 and will range from 0.50% to 1.75% over the base rate depending upon the Company's total leverage ratio thereafter. The applicable borrowing spread for the United States LIBOR rate loans, Canadian LIBOR rate loans, the Australian loans and the European loans will initially be 2.50% over the LIBOR rate through December 31, 2012 and will range from 1.50% to 2.75% over the LIBOR rate depending upon the Company's total leverage ratio thereafter.
In addition to paying interest on any outstanding borrowings under the New Credit Agreement, the Company will be required to pay a commitment fee in respect of the unutilized portion of the commitments under the new revolving loan. The commitment fee rate will initially be 0.50% per annum through December 31, 2012 and will range from 0.25% to 0.50% depending upon the Company's total leverage ratio thereafter. The Company will also pay customary letter of credit and agency fees.
The United States term loan will amortize in quarterly installment amounts of $16.4 million in the first eight quarterly payments beginning December 31, 2012, $21.9 million in the succeeding eight quarterly payments and $43.7 million in the next succeeding quarterly payments through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Canadian term loan will amortize in quarterly installment amounts of C$0.2 million in the first eight quarterly payments beginning December 31, 2012, C$0.3 million in the succeeding eight quarterly payments and C$0.7 million in the next succeeding quarterly payments through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Australian term loan will amortize in quarterly installment amounts of A$2.0 million in the first eight quarterly payments beginning December 31, 2012, A$2.7 million in the succeeding eight quarterly payments and A$5.4 million in the next succeeding period through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017.
The New Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or prohibit the Company's ability to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of any of the Company's restricted subsidiaries; change the fiscal year; enter into certain agreements containing negative pledges and upstream limitations; engage in certain transactions with affiliates; and modify the voting trust documents or grant certain voting trust consents. In addition, under the New Credit Agreement, the Company may not exceed specified maximum total leverage ratios and may not have less than specified minimum interest coverage ratios.
To hedge certain borrowings under the New Credit Agreement, on October 2, 2012, the Company entered into a one-year interest rate swap agreement effective October 4, 2012 for a notional amount of $1.45 billion. The notional amount reduces to $1.35 billion on January 1, 2013, $1.30 billion on April 1, 2013 and $1.25 billion on July 1, 2013. The swap requires the Company to pay 0.25% and receive one-month LIBOR on the notional amount of the swap.
On October 2, 2012, the Company also entered into a one-year interest rate swap agreement effective September 30, 2013 for a notional amount of $1.35 billion. The notional amount reduces to $1.30 billion on December 31, 2013, $1.25 billion on March 31, 2014 and $1.20 billion on June 30, 2014. The swap requires the Company to pay 0.35% and receive one-month LIBOR on the notional amount of the swap.
On October 2, 2012, the Company entered into a one-year interest rate swap agreement effective September 30, 2014 for a notional amount of $1.15 billion. The notional amount reduces to $1.10 billion on January 1, 2015, $1.05 billion on April 1, 2015 and $1.00 billion on July 1, 2015. The swap requires the Company to pay 0.535% and receive one-month LIBOR on the notional amount of the swap.
Voting Trust Agreement
On September 28, 2012, the Company entered into a Voting Trust Agreement with R. Lawrence McCaffrey as voting trustee. The Voting Trust Agreement sets forth the terms and conditions upon which the Company transferred the stock of RailAmerica to the voting trustee to hold such shares of stock in an irrevocable voting trust while the STB considers the Company's pending application to control RailAmerica's railroads.
Series A-1 Preferred Stock
As part of the financing for the RailAmerica acquisition, on October 1, 2012, the Company completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs to Carlyle pursuant to the Investment Agreement. Dividends on the Series A-1 Preferred Stock are cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. See Note 5 for additional information regarding the Series A-1 Preferred Stock.

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
Overview
We operate short line and regional freight railroads and provide railcar switching services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate a longer-haul railroad that runs approximately 1,400 miles between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. As of September 30, 2012, our operations included 66 railroads organized into 10 regions, with approximately 7,600 miles of owned, jointly owned or leased track (inclusive of the Tarcoola to Darwin rail line operated under a concession agreement) and 1,405 additional miles under other contractual track access arrangements. In addition, we provide rail service at 23 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On October 1, 2012, we announced the closing of our acquisition of RailAmerica, Inc. (RailAmerica) and entered into a new five-year Senior Secured Syndicated Facility Agreement (New Credit Agreement) comprised of a $1.875 billion term loan and $425.0 million revolving loan. As more fully described in "Liquidity and Capital Resources," the acquisition was financed through borrowings under the New Credit Agreement, public offerings of shares of our Class A common stock and Tangible Equity Units (TEUs) and a private issuance of Series A-1 Preferred Stock to Carlyle Partners V, L.P. (together with its affiliates, Carlyle). Immediately following the consummation of the acquisition, we transferred the stock of RailAmerica to a voting trustee to hold such shares of stock in an irrevocable independent voting trust while the United States Surface Transportation Board (STB) considers our pending application to control RailAmerica's railroads. The voting trust will remain in effect until the STB issues its decision on our application to control RailAmerica's railroads. Based on our application and statutory STB review periods for a minor transaction, the STB decision could be issued as early as the fourth quarter of 2012 or as late as the first quarter of 2013. Commencing on October 1, 2012 and during the period that RailAmerica is held in trust, we will account for our ownership under the equity method of accounting. Expected cost savings from the business combination will not be initiated until the STB approves our control of RailAmerica's railroads. The RailAmerica acquisition and its related financing are more fully discussed under "Liquidity and Capital Resources."
Although we did not own RailAmerica during the third quarter of 2012, in the three and nine months ended September 30, 2012, as discussed more fully under Contingent Forward Sale Contract in "Liquidity and Capital Resources," we recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to an investment agreement governing the sale of $350.0 million of Series A-1 Preferred Stock in connection with the acquisition (the Investment Agreement). Our net loss in the three months ended September 30, 2012 was primarily due to a previously disclosed, one-time, non-cash charge whereby we marked-to-market $350.0 million of Series A-1 Mandatorily Convertible Preferred Stock issued to Carlyle (Carlyle Convertible) pursuant to an Investment Agreement to partially fund the RailAmerica acquisition. The non-cash charge of $50.1 million for marking-to-market the Carlyle Convertible was a result of the significant increase in our share price between the execution of the RailAmerica acquisition agreement and the Investment Agreement on July 23, 2012 and the end of the third quarter of 2012. We also incurred $5.2 million and $6.0 million of acquisition costs related to this transaction during the three and nine months ended September 30, 2012, respectively, which were recorded within other expenses.
Net loss in the three months ended September 30, 2012 was $19.6 million, compared with net income of $32.9 million in the three months ended September 30, 2011. Our diluted loss per share in the three months ended September 30, 2012 was $0.47 with 41.7 million weighted average shares outstanding, compared with diluted earnings per share (EPS) of $0.77 with 42.8 million weighted average shares outstanding in the three months ended September 30, 2011. Excluding the $50.1 million ($50.1 million after-tax) one-time, non-cash mark-to-market expense associated with the Investment Agreement with Carlyle, $5.8 million ($3.5 million after-tax) of acquisition-related costs primarily associated with the RailAmerica acquisition and a $3.0 million ($2.0 million after-tax) net gain on sale of assets, our net income for the three months ended September 30, 2012 would have been $32.0 million. Excluding a $1.16 per share negative impact from the mark-to-market expense associated with the Investment Agreement with Carlyle, a $0.08 per share negative impact from acquisition-related costs, a $0.02 per share negative impact from the increased share count resulting from the Class A common stock and TEU offerings in September of 2012 and a $0.05 per share positive impact from the gain on sale of assets, our diluted EPS for the three months ended September 30, 2012 would have been $0.74.
Operating revenues increased $5.5 million, or 2.5%, to $222.7 million in the three months ended September 30, 2012, compared with $217.2 million in the three months ended September 30, 2011. The increase in operating revenues included $6.4 million in revenues from new operations partially offset by a $0.8 million, or 0.4%, decrease in revenues from existing operations. During the three months ended September 30, 2012, the depreciation of the Australian and Canadian dollars and the

Euro relative to the United States dollar decreased operating revenues from existing operations by $1.4 million. Other than the impact from the change in foreign currency exchange rates, revenues from existing operations increased $0.6 million, or 0.3%. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e. excluding the impact of businesses acquired/initiated).
Our traffic in the three months ended September 30, 2012 was 242,783 carloads, a decrease of 13,407 carloads, or 5.2%, compared with the three months ended September 30, 2011. The traffic decrease consisted of a decrease of 20,591 carloads, or 8.0%, from existing operations, partially offset by 7,184 carloads from new operations. The decrease from existing operations was principally due to decreases of 9,129 carloads of other commodity traffic primarily due to a decline in coal-related haulage traffic, 8,689 carloads of farm and food products traffic and 6,283 carloads of minerals and stone traffic, partially offset by an increase of 1,932 carloads of lumber and forest products traffic, 1,921 carloads of intermodal traffic and 1,919 carloads of metallic ores traffic. All remaining traffic from existing operations decreased by a net 2,262 carloads.
Income from operations in the three months ended September 30, 2012 was $52.9 million, compared with $56.0 million in the three months ended September 30, 2011, a decrease of $3.1 million, or 5.6%. Our operating ratio, defined as operating expenses divided by operating revenues, was 76.3% in the three months ended September 30, 2012, compared with 74.2% in the three months ended September 30, 2011. Income from operations in the three months ended September 30, 2012 included $5.8 million of acquisition-related costs, primarily related to the RailAmerica acquisition, partially offset by a $3.0 million net gain on sale of assets. Income from operations in the three months ended September 30, 2011 included $1.2 million of acquisition and financing-related costs, partially offset by a $0.6 million gain on sale of assets.
Included in our loss from continuing operations before income taxes for the three months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes (described in Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-Q). As a result, our provision for income tax was $15.3 million for the three months ended September 30, 2012, which represents 33.4% of income from continuing operations other than the mark-to-market expense. Our effective income tax rate was 27.2% in the three months ended September 30, 2011. The higher income tax rate for the three months ended September 30, 2012 was driven primarily by the expiration of the United States Short Line Tax Credit (described in Note 7 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) on December 31, 2011.
Operating revenues increased $28.9 million, or 4.7%, to $647.6 million in the nine months ended September 30, 2012 compared with $618.7 million in the nine months ended September 30, 2011. Income from operations in the nine months ended September 30, 2012 was $156.7 million, compared with $146.4 million in the nine months ended September 30, 2011, an increase of $10.3 million, or 7.0%.
Net income from continuing operations in the nine months ended September 30, 2012 was $39.1 million, compared with net income from continuing operations of $86.2 million in the nine months ended September 30, 2011. Our diluted EPS from continuing operations in the nine months ended September 30, 2012 were $0.90 with 43.5 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the nine months ended September 30, 2011 of $2.02 with 42.7 million weighted average shares outstanding. Included in our income from continuing operations for the nine months ended September 30, 2012 was a $50.1 million ($1.16 per share) mark-to-market expense associated with a contingent forward sale contract (described in Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-Q).
During the nine months ended September 30, 2012, we generated $169.5 million in cash flow from operating activities from continuing operations. During the same period, we purchased $170.5 million of property and equipment, including $80.3 million in Australia, primarily for new equipment to handle new business. These payments were offset by $234.4 million and $222.9 million net proceeds from the issuance of Class A common stock and TEUs respectively, $24.9 million in cash received from outside parties for capital spending and $13.7 million in proceeds from the disposition of property and equipment.
Changes in Operations
United States
RailAmerica, Inc.: On July 23, 2012, we and RailAmerica jointly announced an agreement under which we would acquire RailAmerica for a cash purchase price of $27.50 per share. RailAmerica owns and operates short line and regional freight railroads in North America, operating a portfolio of 45 individual railroads with approximately 7,500 miles of track in 28 U.S. states and three Canadian provinces.
On October 1, 2012, we completed our previously announced acquisition of RailAmerica. Immediately following consummation of the acquisition, we transferred the stock of RailAmerica to a voting trustee to hold such shares of stock in an irrevocable independent trust pending formal Surface Transportation Board (STB) approval of our application to control RailAmerica's railroads.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, our newly formed subsidiary, CCH, signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where our Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations have been included in our statement of operations effective July 1, 2012 and are included in our North American & European Operations segment.
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
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owns and operates two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico that are connected by 52 miles of trackage rights over the Union Pacific Railroad. The largest customer of AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan entered into a long-term transportation agreement.
Australia
In May 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA purchased an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and sold AIO certain assets in the township of Cook, South Australia that included a fuel-sales business. We completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in the third quarter of 2012 following completion of certain conditions to the closing. We received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012), or approximately $0.03 per share.
In July 2012, GWA expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, GWA expects to invest A$60.0 million (or $62.3 million at the exchange rate on September 30, 2012) to purchase narrow gauge locomotives and wagons as well as to construct a standard gauge rolling-stock maintenance facility.
Canada
On August 2, 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail will construct an approximately 21-kilometer rail line (Rail Line) which will connect TSMC's mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail will haul unit trains of iron ore from its rail connection with the Mine that will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the Rail Line is expected to be completed three to six months thereafter.

Discontinued Operations
The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A., which were classified as discontinued operations, were not material as of and for the three and nine months ended September 30, 2012 and 2011. We do not expect any material future adverse financial impact from our remaining Mexican subsidiary.
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
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$160,639	$6,014	$154,625	$154,561	$6,078	3.9%	$64	—%	$(738)
Non-freight revenues	62,106	340	61,766	62,649	(543)	(0.9)%	(883)	(1.4)%	(666)
Total operating revenues	$222,745	$6,354	$216,391	$217,210	$5,535	2.5%	$(819)	(0.4)%	$(1,404)
Carloads	242,783	7,184	235,599	256,190	(13,407)	(5.2)%	(20,591)	(8.0)%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended September 30, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Intermodal*	$25,506	15.9%	$23,329	15.1%	17,754	7.3%	15,833	6.2%	$1,437	$1,473
Coal & Coke	21,561	13.4%	20,831	13.4%	52,990	21.8%	53,553	20.9%	407	389
Farm & Food Products	14,640	9.1%	16,823	10.9%	22,369	9.2%	30,843	12.0%	654	545
Pulp & Paper	17,063	10.6%	16,139	10.4%	27,042	11.1%	24,893	9.7%	631	648
Metallic Ores**	18,116	11.3%	15,094	9.8%	11,707	4.8%	8,917	3.5%	1,547	1,693
Metals	14,593	9.1%	14,040	9.1%	22,182	9.1%	22,748	8.9%	658	617
Minerals & Stone	11,639	7.3%	13,875	9.0%	32,713	13.5%	38,242	14.9%	356	363
Chemicals & Plastics	13,612	8.5%	12,015	7.8%	16,665	6.9%	15,449	6.0%	817	778
Lumber & Forest Products	9,230	5.7%	8,120	5.2%	18,708	7.7%	16,614	6.5%	493	489
Petroleum Products	6,800	4.2%	6,583	4.3%	8,038	3.3%	7,576	3.0%	846	869
Auto & Auto Parts	2,131	1.3%	1,830	1.2%	2,574	1.1%	2,408	0.9%	828	760
Other	5,748	3.6%	5,882	3.8%	10,041	4.2%	19,114	7.5%	572	308
Total	$160,639	100.0%	$154,561	100.0%	242,783	100.0%	256,190	100.0%	$662	$603
 ______________________

*	Carload amounts represent intermodal units
**	Carload amounts include carloads and intermodal units in the 2012 period
Total freight traffic decreased 13,407 carloads, or 5.2%, in the three months ended September 30, 2012, compared with the same period in 2011. Carloads from existing operations decreased 20,591 carloads, or 8.0%, and new operations contributed 7,184 carloads. The decrease from existing operations was principally due to decreases of 9,129 carloads of other commodity traffic primarily due to a decline in coal haulage traffic, 8,689 carloads of farm and food products traffic and 6,283 carloads of minerals and stone traffic, partially offset by an increase of 1,932 carloads of lumber and forest products traffic, 1,921 carloads of intermodal traffic and 1,919 carloads of metallic ores traffic. All remaining traffic from existing operations decreased by a net 2,262 carloads.
Average freight revenues per carload increased 9.8% to $662 in the three months ended September 30, 2012, compared with the same period in 2011. Average freight revenues per carload from existing operations increased 8.8% to $656. Changes in the commodity mix increased average freight revenues per carload from existing operations by 3.7%, which was partially offset by lower fuel surcharges and the depreciation of the Australian and Canadian dollars relative to the United States dollar, which each decreased average freight revenues per carload from existing operations by 0.5%. Other than these factors, average freight revenues per carload from existing operations increased by 6.1%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily other commodities.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$25,506	$—	$25,506	$23,329	$2,177	9.3%	$2,177	9.3%	$(238)
Coal & Coke	21,561	78	21,483	20,831	730	3.5%	652	3.1%	(5)
Farm & Food Products	14,640	100	14,540	16,823	(2,183)	(13.0)%	(2,283)	(13.6)%	(130)
Pulp & Paper	17,063	1,140	15,923	16,139	924	5.7%	(216)	(1.3)%	(48)
Metallic Ores	18,116	1,304	16,812	15,094	3,022	20.0%	1,718	11.4%	(168)
Metals	14,593	1,000	13,593	14,040	553	3.9%	(447)	(3.2)%	(41)
Minerals & Stone	11,639	364	11,275	13,875	(2,236)	(16.1)%	(2,600)	(18.7)%	(46)
Chemicals & Plastics	13,612	1,631	11,981	12,015	1,597	13.3%	(34)	(0.3)%	(23)
Lumber & Forest Products	9,230	184	9,046	8,120	1,110	13.7%	926	11.4%	(6)
Petroleum Products	6,800	198	6,602	6,583	217	3.3%	19	0.3%	(14)
Auto & Auto Parts	2,131	—	2,131	1,830	301	16.4%	301	16.4%	(17)
Other	5,748	15	5,733	5,882	(134)	(2.3)%	(149)	(2.5)%	(2)
Total freight revenues	$160,639	$6,014	$154,625	$154,561	$6,078	3.9%	$64	—%	$(738)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Intermodal revenues increased $2.2 million, or 9.3%. Intermodal traffic volume increased 1,921 carloads, or 12.1%, which increased revenues by $2.8 million, primarily due to increased traffic in Australia. Average freight revenues per carload decreased 2.4%, which decreased revenues by $0.6 million, as a result of intra-commodity customer mix.
Farm and food revenues decreased $2.3 million, or 13.6%. Farm and food traffic volume decreased 8,689 carloads, or 28.2%, which decreased revenues by $5.7 million, while average freight revenues per carload increased 20.4%, which increased revenues by $3.4 million. The carload decrease was primarily due to an accelerated shipping schedule earlier in 2012 in Australia, as well as a mechanical failure at an export grain terminal in Australia. Because rates for Australian grain traffic have both a fixed and a variable component, the decrease in Australian grain traffic resulted in higher average freight revenues per carload.
Metallic ores revenues increased $1.7 million, or 11.4%. Effective January 1, 2012, a metallic ores customer in Australia switched its mode of transportation from using railcars to using containers. As a result, our metallic ores traffic count increased 1,572 for an equivalent volume of product shipped. Otherwise, metallic ores traffic volume increased 347 carloads, or 3.9%, and average revenues per carload increased 7.2%.
Minerals and stone revenues decreased $2.6 million, or 18.7%. Minerals and stone traffic volume decreased 6,283 carloads, or 16.4%, which decreased revenues by $2.2 million and average freight revenues per carload decreased 2.8%, which decreased revenues by $0.4 million. The carload decrease was primarily due to a decrease in rock salt shipments due to high stockpiles as a result of mild 2011-2012 winter weather in the northeastern United States.
Lumber and forest products revenues increased $0.9 million, or 11.4%. Lumber and forest products traffic volume increased 1,932 carloads, or 11.6%, which increased revenues by $0.9 million. The carload increase was primarily due to an increase in United States housing starts.
Freight revenues from all remaining commodities increased by $0.1 million.

Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Total	Amount	% of Total
Railcar switching	$34,273	55.2%	$32,641	52.1%
Car hire and rental income	5,220	8.4%	5,426	8.7%
Fuel sales to third parties	1,339	2.2%	3,937	6.3%
Demurrage and storage	6,631	10.7%	5,667	9.0%
Car repair services	2,070	3.3%	1,997	3.2%
Other non-freight revenues	12,573	20.2%	12,981	20.7%
Total non-freight revenues	$62,106	100.0%	$62,649	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$34,273	$230	$34,043	$32,641	$1,632	5.0%	$1,402	4.3%	$(548)
Car hire and rental income	5,220	25	5,195	5,426	(206)	(3.8)%	(231)	(4.3)%	(17)
Fuel sales to third parties	1,339	—	1,339	3,937	(2,598)	(66.0)%	(2,598)	(66.0)%	—
Demurrage and storage	6,631	23	6,608	5,667	964	17.0%	941	16.6%	(10)
Car repair services	2,070	56	2,014	1,997	73	3.7%	17	0.9%	—
Other non-freight revenues	12,573	6	12,567	12,981	(408)	(3.1)%	(414)	(3.2)%	(91)
Total non-freight revenues	$62,106	$340	$61,766	$62,649	$(543)	(0.9)%	$(883)	(1.4)%	$(666)
Non-freight revenues decreased $0.5 million, or 0.9%, to $62.1 million in the three months ended September 30, 2012, compared with $62.6 million in the three months ended September 30, 2011. The decrease in non-freight revenues was attributable to a decrease of $0.9 million from existing operations, partially offset by $0.3 million from new operations. The decrease in non-freight revenues from existing operations was principally due to a decrease in fuel sales to third parties due to the sale of our fuel-sales business in South Australia, partially offset by higher switching revenues.
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $1.4 million, or 4.3%. The increase was due to a $1.0 million increase in industrial switching revenues primarily due to new and expanded customer service contracts and a $1.0 million increase in port switching revenues, partially offset by a $0.5 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.
Fuel sales to third parties decreased $2.6 million, or 66.0%, primarily as a result of the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Demurrage and storage revenues increased $0.9 million, or 16.6%, primarily due to an increase in the number of third-party rail cars being stored in the United States and Canada.
Other non-freight revenues decreased $0.4 million, or 3.2%. The decrease was primarily due to the closure of our drayage (trucking) business in the fourth quarter of 2011, partially offset by increased crewing revenues in Australia.
Operating Expenses
Overview
Operating expenses were $169.9 million in the three months ended September 30, 2012, compared with $161.2 million in the three months ended September 30, 2011, an increase of $8.7 million, or 5.4%. The increase in operating expenses was attributable to an increase of $4.7 million from existing operations and $3.9 million from new operations. The increase from existing operations in the three months ended September 30, 2012 was primarily due to an increase in other expenses of $6.2 million, which were costs principally associated with the RailAmerica acquisition, partially offset by a $0.9 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 76.3% in the three months ended September 30, 2012, compared with 74.2% in the three months ended September 30, 2011. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	2012		2011		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$64,022	28.8%	$58,986	27.1%	$(337)
Equipment rents	9,289	4.2%	11,357	5.2%	(65)
Purchased services	20,962	9.4%	20,316	9.4%	(241)
Depreciation and amortization	18,980	8.5%	16,623	7.7%	(110)
Diesel fuel used in operations	21,511	9.7%	21,441	9.8%	—
Diesel fuel sold to third parties	1,359	0.6%	3,662	1.7%	—
Casualties and insurance	6,237	2.8%	5,020	2.3%	(25)
Materials	6,241	2.8%	6,844	3.2%	(37)
Net gain on sale of assets	(3,018)	(1.4)%	(610)	(0.3)%	(2)
Other expenses	24,287	10.9%	17,548	8.1%	(86)
Total operating expenses	$169,870	76.3%	$161,187	74.2%	$(903)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $64.0 million in the three months ended September 30, 2012, compared with $59.0 million in the three months ended September 30, 2011, an increase of $5.0 million, or 8.5%, of which $3.8 million was from existing operations and $1.3 million was from new operations. The increase from existing operations consisted of $2.0 million due to an increase in the average number of employees in Australia, approximately $1.6 million of benefit increases and $1.4 million from annual wage increases, partially offset by $0.9 million primarily due to a decrease in the average number of employees in our North American & European Operations and $0.3 million due to the depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar. Our average number of employees in our Australian Operations during the three months ended September 30, 2012 increased by 47 employees compared with our average number of employees during the three months ended September 30, 2011 and were added primarily to support a new iron ore contract in South Australia which began in the fourth quarter of this year. Our average number of employees in our North American & European Operations during the three months ended September 30, 2012 decreased by 37 employees compared with the three months ended September 30, 2011 primarily due to reduced coal and minerals and stone traffic, as well as the closure of our drayage business in the fourth quarter of 2011.
Equipment rents expense was $9.3 million in the three months ended September 30, 2012, compared with $11.4 million in the three months ended September 30, 2011, a decrease of $2.1 million, or 18.2%. The decrease was primarily due to the replacement of leased locomotives in Australia with new owned units and a decrease in freight car rents in the United States, partially offset by $0.3 million in equipment rents from new operations.
Depreciation and amortization expense was $19.0 million in the three months ended September 30, 2012, compared with $16.6 million in the three months ended September 30, 2011, an increase of $2.4 million, or 14.2%. The increase was attributable to a $1.9 million increase from existing operations, primarily due to new locomotives and wagons in Australia, and $0.5 million from new operations.
The cost of diesel fuel used in operations was $21.5 million in the three months ended September 30, 2012, compared with $21.4 million in the three months ended September 30, 2011, an increase of $0.1 million, or 0.3%. The increase was attributable to $0.7 million from new operations, partially offset by a decrease of $0.6 million from existing operations. The decrease from existing operations was composed of $1.1 million due to a 5.0% decrease in diesel fuel consumption, primarily due to an 8.0% decrease in carloads, partially offset by $0.5 million from a 2.1% increase in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $1.4 million in the three months ended September 30, 2012, compared with $3.7 million in the three months ended September 30, 2011, a decrease of $2.3 million, or 62.9%. The decrease was primarily due to the sale of our fuel-sales business in South Australia.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $6.2 million in the three months ended September 30, 2012, compared with $6.8 million in the three months ended September 30, 2011, a decrease of $0.6 million, or 8.8%. The decrease primarily resulted from a decrease in locomotive and track repairs from existing operations.
Net gain on sale of assets was $3.0 million in the three months ended September 30, 2012, compared with $0.6 million in the three months ended September 30, 2011. The increase was primarily attributable to a $1.8 million gain on sale of certain assets in the township of Cook, South Australia, including a fuel-sales business, in the third quarter of 2012.
Other expenses were $24.3 million in the three months ended September 30, 2012, compared with $17.5 million in the three months ended September 30, 2011, an increase of $6.7 million, or 38.4%. The increase was primarily attributable to increased acquisition-related costs, primarily due to the RailAmerica acquisition, an increase in trackage rights and property tax expenses and $0.5 million from new operations.
Other Income (Expense) Items
Interest Expense
Total interest cost was $9.2 million in the three months ended September 30, 2012. Of this amount, we capitalized $0.4 million attributable to significant expenditures for the construction of new Australian locomotives and wagons, resulting in a net reported interest expense of $8.8 million, compared with $10.6 million in the three months ended September 30, 2011. The decrease in interest expense was primarily due to lower interest rates as a result of replacing our Series A Senior fixed rate notes with United States revolving debt in November 2011.
Contingent Forward Sale Contract
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into an investment agreement with Carlyle (the Investment Agreement) in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to invest a minimum of $350.0 million in Series A-1 Preferred Stock. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. Our closing share price was $66.86 on September 28, 2012, which was the last trading day in the third quarter of 2012, and, accordingly, we recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to the Investment Agreement for the three months ended September 30, 2012.
Provision for Income Taxes
Included in our loss from continuing operations before income taxes for the three months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-Q for further details on the contingent forward sale contract. As a result, our provision for income tax was $15.3 million for the three months ended September 30, 2012, which represents 33.4% of income from continuing operations other than the mark-to-market expense. Our effective income tax rate was 27.2% in the three months ended September 30, 2011. The increase in the effective income tax rate for the three months ended September 30, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
The Short Line Tax Credit is a track maintenance income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures. Qualified expenditures included amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit was equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011.

(Loss)/Income and (Loss)/Earnings Per Share from Continuing Operations
Loss from continuing operations, net of tax, in the three months ended September 30, 2012 was $19.6 million, compared with income from continuing operations, net of tax, in the three months ended September 30, 2011 of $33.0 million. Our loss from continuing operations, net of tax, in the three months ended September 30, 2012 included a $50.1 million mark-to-market expense associated with a contingent forward sale contract. Our basic loss per share from continuing operations was $0.47 with 41.7 million weighted average shares outstanding in the three months ended September 30, 2012, compared with basic EPS from continuing operations of $0.82 with 40.1 million weighted average shares outstanding in the three months ended September 30, 2011. Our diluted loss per share from continuing operations in the three months ended September 30, 2012 was $0.47 with 41.7 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.77 with 42.8 million weighted average shares outstanding in the three months ended September 30, 2011. The weighted average shares outstanding in the three months ended September 30, 2012 included 453,272 shares as a result of the public offering of Class A common stock and 411,307 shares as a result of the public offering of TEUs, which both took place in September of 2012.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Freight revenues	$459,399	$18,774	$440,625	$434,154	$25,245	5.8%	$6,471	1.5%	$(1,905)
Non-freight revenues	188,201	1,165	187,036	184,556	3,645	2.0%	2,480	1.3%	(1,594)
Total operating revenues	$647,600	$19,939	$627,661	$618,710	$28,890	4.7%	$8,951	1.4%	$(3,499)
Carloads	697,276	16,284	680,992	750,254	(52,978)	(7.1)%	(69,262)	(9.2)%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the nine months ended September 30, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Intermodal*	$67,295	14.6%	$63,309	14.6%	47,920	6.9%	44,774	6.0%	$1,404	$1,414
Coal & Coke	53,085	11.6%	59,824	13.8%	124,686	17.9%	155,288	20.7%	426	385
Farm & Food Products	51,425	11.2%	50,917	11.7%	83,395	11.9%	94,040	12.5%	617	541
Pulp & Paper	48,811	10.6%	46,398	10.7%	75,299	10.8%	73,025	9.7%	648	635
Metallic Ores**	46,422	10.1%	41,210	9.5%	29,942	4.3%	23,837	3.2%	1,550	1,729
Metals	46,880	10.2%	37,063	8.5%	72,867	10.4%	67,486	9.0%	643	549
Minerals & Stone	35,570	7.7%	36,054	8.3%	98,232	14.1%	104,299	13.9%	362	346
Chemicals & Plastics	41,693	9.1%	33,855	7.8%	50,269	7.2%	44,933	6.0%	829	753
Lumber & Forest Products	25,758	5.6%	23,733	5.5%	52,302	7.5%	49,150	6.5%	492	483
Petroleum Products	21,110	4.6%	18,965	4.4%	23,518	3.4%	22,405	3.0%	898	846
Auto & Auto Parts	6,306	1.4%	6,179	1.4%	7,526	1.1%	8,179	1.1%	838	755
Other	15,044	3.3%	16,647	3.8%	31,320	4.5%	62,838	8.4%	480	265
Total	$459,399	100.0%	$434,154	100.0%	697,276	100.0%	750,254	100.0%	$659	$579

*	Carload amounts represent intermodal units
**	Carload amounts include carloads and intermodal units in the 2012 period
Total freight traffic decreased by 52,978 carloads, or 7.1%, in the nine months ended September 30, 2012, compared with the same period in 2011. Carloads from existing operations decreased by 69,262 carloads, or 9.2%, and new operations contributed 16,284 carloads. The decrease from existing operations was principally due to decreases of 31,660 carloads of other commodity traffic, 30,602 carloads of coal and coke traffic, 11,291 carloads of farm and food products traffic and 7,727 carloads of minerals and stone traffic, partially offset by increases of 3,146 carloads of metallic ores traffic and 3,111 carloads of intermodal traffic. All remaining traffic from existing operations increased by a net 5,761 carloads.
Average freight revenues per carload increased 13.8% to $659 in the nine months ended September 30, 2012, compared with the same period in 2011. Average freight revenues per carload from existing operations increased 11.7% to $647. Changes in the commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 4.5% and 0.5%, respectively, and were partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 0.6%. Other than these factors, average freight revenues per carload from existing operations increased by 7.3%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily other commodities, coal and metals.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Intermodal	$67,295	$—	$67,295	$63,309	$3,986	6.3%	$3,986	6.3%	$(489)
Coal & Coke	53,085	277	52,808	59,824	(6,739)	(11.3)%	(7,016)	(11.7)%	(19)
Farm & Food Products	51,425	264	51,161	50,917	508	1.0%	244	0.5%	(289)
Pulp & Paper	48,811	1,735	47,076	46,398	2,413	5.2%	678	1.5%	(232)
Metallic Ores	46,422	4,250	42,172	41,210	5,212	12.6%	962	2.3%	(353)
Metals	46,880	3,720	43,160	37,063	9,817	26.5%	6,097	16.5%	(178)
Minerals & Stone	35,570	966	34,604	36,054	(484)	(1.3)%	(1,450)	(4.0)%	(68)
Chemicals & Plastics	41,693	6,860	34,833	33,855	7,838	23.2%	978	2.9%	(108)
Lumber & Forest Products	25,758	221	25,537	23,733	2,025	8.5%	1,804	7.6%	(28)
Petroleum Products	21,110	388	20,722	18,965	2,145	11.3%	1,757	9.3%	(46)
Auto & Auto Parts	6,306	—	6,306	6,179	127	2.1%	127	2.1%	(90)
Other	15,044	93	14,951	16,647	(1,603)	(9.6)%	(1,696)	(10.2)%	(5)
Total freight revenues	$459,399	$18,774	$440,625	$434,154	$25,245	5.8%	$6,471	1.5%	$(1,905)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Intermodal revenues increased $4.0 million, or 6.3%. Intermodal traffic volume increased 3,146 carloads, or 7.0%, which increased revenues by $4.4 million, while average freight revenues per carload decreased 0.7%, which decreased revenues by $0.4 million. The carload increase was primarily due to increased traffic in Australia and a new customer in the southern United States.
Coal and coke revenues decreased $7.0 million, or 11.7%. Coal and coke traffic volume decreased 30,602 carloads, or 19.7%, which decreased revenues by $13.0 million, while average freight revenues per carload increased 10.1%, which increased revenues by $6.0 million. The decrease in traffic was driven by customer-specific circumstances (such as temporary plant shut-downs, high inventory and a plant closing) as well as by warm winter weather, low natural gas prices and lower levels of export coal.
Farm and food products revenues increased $0.2 million, or 0.5%. Average revenues per carload increased 14.2%, which increased revenues by $7.2 million, while farm and food products traffic volume decreased 11,291 carloads, or 12.0%, which decreased revenues by $7.0 million. The carload decrease was primarily due to an accelerated shipping schedule earlier in 2012 in Australia, as well as a mechanical failure at an export grain terminal in Australia and increased grain traffic in the midwestern United States in 2011 resulting from the rerouting of traffic onto our line due to flooding. Because rates for Australian grain traffic have both a fixed and a variable component, the decrease in Australian grain traffic resulted in higher average freight revenues per carload.
Metallic ores revenues increased $1.0 million, or 2.3%. Effective January 1, 2012, a metallic ores customer in Australia switched its mode of transportation from using railcars to using containers. As a result, our metallic ores traffic count increased 4,551 carloads for an equivalent volume of product shipped. Otherwise, metallic ores traffic volume decreased 1,440 carloads, or 6.0%, primarily as a result of the Edith River Bridge closure (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q). This decrease was partially offset by an increase in average revenues per carload of 8.9%. Because rates for our Australian copper concentrate traffic have both a fixed and variable component, the decrease in Australian traffic resulted in higher average revenues per carload.

Metals revenues increased $6.1 million, or 16.5%. Average freight revenues per carload increased 11.8%, which increased revenues by $4.4 million, and metals traffic volume increased 2,831 carloads, or 4.2%, which increased revenues by $1.7 million. The carload increase was primarily due to an increase in carloads due to the expansion of a plant we serve in the southern United States. The increase in average freight revenues per carload was primarily due to a change in mix of customer traffic.
Minerals and stone revenues decreased $1.5 million, or 4.0%. Minerals and stone traffic volume decreased 7,727 carloads, or 7.4%, which decreased revenues by $2.8 million, while average freight revenues per carload increased 3.5%, which increased revenues by $1.3 million. The carload decrease was primarily due to a decrease in rock salt shipments due to high stockpiles as a result of mild 2011-2012 winter weather in the northeastern United States and a reduction in limestone shipments due to the temporary closure of a government-owned rail line in Australia, partially offset by increased cement traffic in the Mid-Atlantic region of the United States.
Chemicals and plastics revenues increased $1.0 million, or 2.9%. The increase was primarily due to a 2.4% increase in average freight revenues per carload, which increased revenues by $0.8 million.
Lumber and forest products revenues increased $1.8 million, or 7.6%. Lumber and forest products traffic volume increased 2,990 carloads, or 6.1%, which increased revenues by $1.5 million, and average freight revenues per carload increased 1.4%, which increased revenues by $0.3 million. The carload increase was primarily due to an increase in United States housing starts.
Petroleum products revenues increased $1.8 million, or 9.3%. Average freight revenues per carload increased 6.6%, which increased revenues by $1.3 million and petroleum products traffic volume increased 558 carloads, or 2.5%, which increased revenues by $0.5 million.
Other freight revenues decreased $1.7 million, or 10.2%. Other freight traffic volume decreased 31,660 carloads, or 50.4%, which decreased revenues by $15.2 million, while average freight revenues per carload increased 81.1%, which increased revenues by $13.5 million. The carload decrease was largely driven by a decline in coal haulage traffic. The increase in average freight revenues per carload was primarily due to the change in mix of customer traffic.
Freight revenues from all remaining commodities increased by $0.8 million.
Non-Freight Revenues
The following table compares non-freight revenues for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Total	Amount	% of Total
Railcar switching	$100,392	53.4%	$95,765	51.9%
Car hire and rental income	15,862	8.4%	16,608	9.0%
Fuel sales to third parties	10,963	5.8%	12,948	7.0%
Demurrage and storage	19,400	10.3%	16,767	9.1%
Car repair services	6,002	3.2%	6,220	3.4%
Other non-freight revenues	35,582	18.9%	36,248	19.6%
Total non-freight revenues	$188,201	100.0%	$184,556	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$100,392	$480	$99,912	$95,765	$4,627	4.8%	$4,147	4.3%	$(1,259)
Car hire and rental income	15,862	269	15,593	16,608	(746)	(4.5)%	(1,015)	(6.1)%	(44)
Fuel sales to third parties	10,963	—	10,963	12,948	(1,985)	(15.3)%	(1,985)	(15.3)%	—
Demurrage and storage	19,400	159	19,241	16,767	2,633	15.7%	2,474	14.8%	(39)
Car repair services	6,002	251	5,751	6,220	(218)	(3.5)%	(469)	(7.5)%	(21)
Other non-freight revenues	35,582	6	35,576	36,248	(666)	(1.8)%	(672)	(1.9)%	(231)
Total non-freight revenues	$188,201	$1,165	$187,036	$184,556	$3,645	2.0%	$2,480	1.3%	$(1,594)
Non-freight revenues increased $3.6 million, or 2.0%, to $188.2 million in the nine months ended September 30, 2012, compared with $184.6 million in the nine months ended September 30, 2011. The increase in non-freight revenues included a $2.5 million, or 1.3%, increase in existing operations and $1.2 million from new operations. The increase in non-freight revenues from existing operations resulted primarily from higher switching revenues, partially offset by a decrease in fuel sales to third parties due to the sale of our fuel-sales business in South Australia.
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $4.1 million, or 4.3%. The increase included a $4.6 million increase in industrial switching revenues primarily due to new and expanded customer service contracts and a $0.8 million increase in port switching revenues, partially offset by a $1.3 million decrease due to the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.
Car hire and rental income revenues decreased $1.0 million, or 6.1%, primarily due to decreased export coal traffic in the United States.
Fuel sales to third parties decreased $2.0 million, or 15.3%, primarily as a result of the sale of our fuel-sales business in South Australia in July 2012.
Demurrage and storage revenues increased $2.5 million, or 14.8%, primarily due to an increase in the number of third-party rail cars being stored in the United States and Canada.
Other non-freight revenues decreased $0.7 million, or 1.9%. The decrease was primarily due to the closure of our drayage (trucking) business in the fourth quarter of 2011, partially offset by an increase in crewing revenues in Australia.
Operating Expenses
Overview
Operating expenses were $490.9 million in the nine months ended September 30, 2012, compared with $472.3 million in the nine months ended September 30, 2011, an increase of $18.6 million, or 3.9%. The increase in operating expenses was attributable to an increase of $6.7 million from existing operations and $11.9 million from new operations. The increase from existing operations was primarily due to a $14.1 million increase in other expenses, which were costs principally associated with the RailAmerica acquisition, and an $11.6 million increase in labor and benefits, partially offset by a $7.7 million increase in net gain on sale of assets, a $5.9 million decrease in equipment rents and a $4.1 million increase in gains on insurance recoveries. In addition, the depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar resulted in a $2.1 million decrease in operating expenses from existing operations.
Operating Ratios
Our operating ratio, defined as total operating expenses divided by total operating revenues, improved to 75.8% in the nine months ended September 30, 2012, compared to 76.3% in the nine months ended September 30, 2011. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012		2011		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$191,145	29.5%	$176,034	28.4%	$(874)
Equipment rents	28,073	4.3%	32,887	5.3%	(140)
Purchased services	58,297	9.0%	57,463	9.3%	(491)
Depreciation and amortization	54,947	8.5%	48,781	7.9%	(247)
Diesel fuel used in operations	64,643	10.0%	65,516	10.6%	—
Diesel fuel sold to third parties	10,460	1.6%	12,241	2.0%	—
Casualties and insurance	17,727	2.7%	16,686	2.7%	(35)
Materials	19,131	3.0%	19,517	3.2%	(110)
Net gain on sale of assets	(10,447)	(1.6)%	(2,708)	(0.4)%	15
Gain on insurance recoveries	(5,186)	(0.8)%	(1,043)	(0.2)%	43
Other expenses	62,148	9.6%	46,945	7.5%	(226)
Total operating expenses	$490,938	75.8%	$472,319	76.3%	$(2,065)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $191.1 million in the nine months ended September 30, 2012, compared with $176.0 million in the nine months ended September 30, 2011, an increase of $15.1 million, or 8.6%, of which $11.6 million was from existing operations and $3.5 million was from new operations. The increase from existing operations consisted of $4.7 million due to an increase in the average number of employees, $4.6 million from annual wage increases and $3.2 million of benefit increases (primarily health care costs), partially offset by $0.9 million due to the depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar. Our average number of employees during the nine months ended September 30, 2012, increased by 40 employees compared with our average number of employees during the nine months ended September 30, 2011 and were added primarily to support a new iron ore contract in South Australia which began in the fourth quarter of this year.
Equipment rents expense was $28.1 million in the nine months ended September 30, 2012, compared with $32.9 million in the nine months ended September 30, 2011, a decrease of $4.8 million, or 14.6%. The decrease was primarily due to the replacement of leased locomotives in Australia with new owned units and a decrease in freight car rents in the United States, which were partially offset by $1.1 million from new operations.
Depreciation and amortization expense was $54.9 million in the nine months ended September 30, 2012, compared with $48.8 million in the nine months ended September 30, 2011, an increase of $6.2 million, or 12.6%. The increase was attributable to a $4.3 million increase from existing operations, primarily due to new locomotives and wagons in Australia, and $1.9 million from new operations.
The cost of diesel fuel used in operations was $64.6 million in the nine months ended September 30, 2012, compared with $65.5 million in the nine months ended September 30, 2011, a decrease of $0.9 million, or 1.3%. The decrease was attributable to a $3.1 million decrease in existing operations, partially offset by $2.2 million from new operations. The decrease from existing operations was composed of $5.1 million due to a 7.5% decrease in diesel fuel consumption, primarily due to a 9.2% decrease in carloads, partially offset by $2.0 million from a 3.1% increase in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $10.5 million in the nine months ended September 30, 2012, compared with $12.2 million in the nine months ended September 30, 2011, a decrease of $1.8 million, or 14.5%. The decrease was primarily due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Net gain on sale of assets was $10.4 million in the nine months ended September 30, 2012, compared with $2.7 million in the nine months ended September 30, 2011. The increase was primarily attributable to a $5.3 million gain on sale of land and track in Canada and a $1.8 million gain on sale of certain assets in South Australia in the nine months ended September 30, 2012.

Gain on insurance recoveries in the nine months ended September 30, 2012 of $5.2 million was related primarily to a business interruption claim associated with the Edith River Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q). Insurance recoveries in the nine months ended September 30, 2011 of $1.0 million related to a business interruption claim associated with Cyclone Carlos.
Other expenses were $62.1 million in the nine months ended September 30, 2012, compared with $46.9 million in the nine months ended September 30, 2011, an increase of $15.2 million, or 32.4%. The increase was primarily attributable to an increase in acquisition-related costs, primarily due to the RailAmerica acquisition, an increase in trackage rights and property tax expenses and $1.1 million from new operations.
Other Income (Expense) Items
Interest Expense
Total interest cost was $28.2 million in the nine months ended September 30, 2012. Of this amount, we capitalized $2.2 million attributable to significant expenditures for the construction of new Australian locomotives and wagons, resulting in a net reported interest expense of $26.1 million, compared with $30.8 million in the nine months ended September 30, 2011. The decrease in interest expense was primarily due to lower interest rates as a result of replacing our Series A Senior fixed rate notes with United States revolving debt in November 2011.
Contingent Forward Sale Contract
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into an Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to invest a minimum of $350.0 million in Series A-1 Preferred Stock. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. Our closing price was $66.86 on September 28, 2012, which was the last trading day in the third quarter of 2012, and, accordingly, we recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to the Investment Agreement for the nine months ended September 30, 2012.
Provision for Income Taxes
Included in our income from continuing operations before income taxes for the nine months ended September 30, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 5 to our Consolidated Financial Statements included elsewhere in this Form 10-Q for further details on the contingent forward sale contract. As a result, our provision for income tax was $46.1 million for the nine months ended September 30, 2012, which represents 34.1% of income from continuing operations other than the mark-to-market expense. Our effective income tax rate was 27.2% in the nine months ended September 30, 2011. The increase in the effective income tax rate for the nine months ended September 30, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the nine months ended September 30, 2012 was $39.1 million, compared with income from continuing operations, net of tax, in the nine months ended September 30, 2011 of $86.2 million. Our loss from continuing operations, net of tax, in the nine months ended September 30, 2012 included a $50.1 million mark-to-market expense associated with a contingent forward sale contract. Our basic EPS from continuing operations were $0.96 with 40.9 million weighted average shares outstanding in the nine months ended September 30, 2012, compared with basic EPS from continuing operations of $2.16 with 39.8 million weighted average shares outstanding in the nine months ended September 30, 2011. Our diluted EPS from continuing operations in the nine months ended September 30, 2012 were $0.90 with 43.5 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the nine months ended September 30, 2011 of $2.02 with 42.7 million weighted average shares outstanding. The weighted average shares outstanding in the nine months ended September 30, 2012 included 152,194 shares as a result of the public offering of Class A common stock and 138,103 shares as a result of the public offering of TEUs, which both took place in September of 2012.

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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$107,567	$53,072	$160,639	$102,827	$51,734	$154,561
Non-freight	42,756	18,011	60,767	42,980	15,732	58,712
Fuel sales to third parties	—	1,339	1,339	—	3,937	3,937
Total revenues	$150,323	$72,422	$222,745	$145,807	$71,403	$217,210
Operating expenses:
Labor and benefits	48,880	15,142	64,022	46,474	12,512	58,986
Equipment rents	6,716	2,573	9,289	6,845	4,512	11,357
Purchased services	6,734	14,228	20,962	6,920	13,396	20,316
Depreciation and amortization	12,495	6,485	18,980	11,932	4,691	16,623
Diesel fuel used in operations	13,632	7,879	21,511	13,377	8,064	21,441
Diesel fuel sold to third parties	—	1,359	1,359	—	3,662	3,662
Casualties and insurance	4,295	1,942	6,237	3,361	1,659	5,020
Materials	5,706	535	6,241	6,166	678	6,844
Net gain on sale of assets	(1,081)	(1,937)	(3,018)	(610)	—	(610)
Other expenses	19,375	4,912	24,287	13,379	4,169	17,548
Total operating expenses	$116,752	$53,118	$169,870	$107,844	$53,343	$161,187
Operating ratio	77.7%	73.3%	76.3%	74.0%	74.7%	74.2%
Income from operations	$33,571	$19,304	$52,875	$37,963	$18,060	$56,023
Interest expense	$(4,621)	$(4,193)	$(8,814)	$(5,988)	$(4,585)	$(10,573)
Interest income	$783	$145	$928	$708	$145	$853
Provision for income taxes	$10,764	$4,539	$15,303	$8,196	$4,091	$12,287
Carloads	192,168	50,615	242,783	201,253	54,937	256,190
Expenditures for additions to property & equipment, net of grants from outside parties	$24,023	$33,320	$57,343	$12,054	$25,194	$37,248
Revenues from our North American & European Operations were $150.3 million in the three months ended September 30, 2012, compared with $145.8 million in the three months ended September 30, 2011, an increase of $4.5 million, or 3.1%. The $4.5 million increase in revenues from our North American & European Operations consisted of a $4.7 million increase in freight revenues, partially offset by a $0.2 million decrease in non-freight revenues. The $4.7 million increase in freight revenues consisted of an increase of $6.0 million from new operations, partially offset by a decrease of $1.3 million from existing operations. The $1.3 million decrease from existing operations consisted of $8.9 million due to a 16,269, or 8.1%, carload decrease, partially offset by $7.6 million due to a 7.4% increase in average freight revenues per carload. Lower fuel surcharges, changes in commodity mix and the depreciation of the Canadian dollar compared to the United States dollar decreased average revenues per carload from existing operations by 1.0%, 0.2% and 0.2%, respectively. Other than these factors, average freight revenues per carload from existing operations in our North American & European Operations increased 8.8%, mainly driven by changes in the mix of customers within certain commodity groups, primarily other commodities.
Operating expenses from our North American & European Operations were $116.8 million in the three months ended September 30, 2012, compared with $107.8 million in the three months ended September 30, 2011, an increase of $8.9 million. The increase in operating expenses included $5.0 million from existing operations and $3.9 million from new operations. The $5.0 million increase in operating expenses from existing operations was primarily attributable to an increase in other expenses which were costs principally associated with the RailAmerica acquisition.
Revenues from our Australian Operations were $72.4 million in the three months ended September 30, 2012, compared with $71.4 million in the three months ended September 30, 2011, an increase of $1.0 million, or 1.4%. The increase in revenues included a $1.3 million increase in freight revenues and a $2.3 million increase in non-freight revenues, partially offset by a $2.6 million decrease in fuel sales to third parties. The $1.3 million increase in freight revenues consisted of $6.4 million due to a 12.6% increase in average freight revenues per carload, partially offset by $4.5 million due to a 4,322, or 7.9%, carload decrease and $0.6 million from the depreciation of the Australian dollar relative to the United States dollar. The $2.3 million increase in non-freight revenues was primarily driven by an increased level of activity with existing customers. The $2.6 million decrease in fuel sales to third parties was primarily due to the sale of our fuel-sales business in South Australia in July 2012.
Operating expenses from our Australian Operations were $53.1 million in the three months ended September 30, 2012, compared with $53.3 million in the three months ended September 30, 2011, a decrease of $0.2 million, or 0.4%. The decrease in operating expenses included a $2.3 million decrease in diesel fuel sold to third parties, primarily as a result of the sale of our fuel-sales business in South Australia, a $1.9 million gain on sale of assets attributable to the sale of certain assets and our fuel-sales business in South Australia and a $1.9 million decrease in equipment rents due to the replacement of leased locomotives with new owned units, partially offset by an increase in labor and benefits of $2.6 million primarily due to an increase in the average number of employees and annual wage and benefit increases, and an increase in depreciation expense of $1.8 million primarily due to new equipment. In addition, the depreciation of the Australian dollar relative to the United States dollar resulted in a $0.4 million decrease in operating expenses. Our average number of employees in our Australian Operations during the three months ended September 30, 2012 increased by 47 employees compared with our average number of employees during the three months ended September 30, 2011. These additional employees were added primarily to support a new iron ore contract in South Australia which began in the fourth quarter of this year.

The following table sets forth our North American & European Operations and Australian Operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$311,611	$147,788	$459,399	$290,154	$144,000	$434,154
Non-freight	127,840	49,398	177,238	127,295	44,313	171,608
Fuel sales to third parties	—	10,963	10,963	—	12,948	12,948
Total revenues	$439,451	$208,149	$647,600	$417,449	$201,261	$618,710
Operating expenses:
Labor and benefits	147,251	43,894	191,145	139,100	36,934	176,034
Equipment rents	19,744	8,329	28,073	19,851	13,036	32,887
Purchased services	19,455	38,842	58,297	20,402	37,061	57,463
Depreciation and amortization	37,354	17,593	54,947	34,843	13,938	48,781
Diesel fuel used in operations	41,858	22,785	64,643	42,410	23,106	65,516
Diesel fuel sold to third parties	—	10,460	10,460	—	12,241	12,241
Casualties and insurance	11,657	6,070	17,727	11,417	5,269	16,686
Materials	17,858	1,273	19,131	18,078	1,439	19,517
Net gain on sale of assets	(8,376)	(2,071)	(10,447)	(2,694)	(14)	(2,708)
Gain on insurance recoveries	—	(5,186)	(5,186)	(25)	(1,018)	(1,043)
Other expenses	47,868	14,280	62,148	35,432	11,513	46,945
Total operating expenses	$334,669	$156,269	$490,938	$318,814	$153,505	$472,319
Operating ratio	76.2%	75.1%	75.8%	76.4%	76.3%	76.3%
Income from operations	$104,782	$51,880	$156,662	$98,635	$47,756	$146,391
Interest expense	$(14,107)	$(11,945)	$(26,052)	$(17,879)	$(12,886)	$(30,765)
Interest income	$2,407	$352	$2,759	$2,215	$271	$2,486
Provision for income taxes	$33,723	$12,328	$46,051	$21,753	$10,439	$32,192
Carloads	543,021	154,255	697,276	591,160	159,094	750,254
Expenditures for additions to property & equipment, net of grants from outside parties	$50,761	$94,839	$145,600	$33,865	$53,748	$87,613
Revenues from our North American & European Operations were $439.5 million in the nine months ended September 30, 2012, compared with $417.4 million in the nine months ended September 30, 2011, an increase of $22.0 million, or 5.3%. The $22.0 million increase in revenues from our North American & European Operations consisted of a $21.5 million increase in freight revenues and a $0.5 million increase in non-freight revenues. The $21.5 million increase in freight revenues consisted of an increase of $18.8 million from new operations and $2.7 million from existing operations. The $2.7 million increase from existing operations consisted of $38.5 million due to a 13.2% increase in average freight revenues per carload, partially offset by $35.8 million due to a 64,423, or 10.9%, carload decrease. Changes in commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 2.1% and 0.6%, respectively, partially offset by a 0.5% decrease due to the depreciation of the Canadian dollar compared to the United States dollar. Other than these factors, average freight revenues per carload from existing operations in our North American & European Operations increased 11.0%, mainly driven by changes in the mix of customers within certain commodities, primarily other commodities and metals.
Operating expenses from our North American & European Operations were $334.7 million in the nine months ended September 30, 2012, compared with $318.8 million in the nine months ended September 30, 2011, an increase of $15.9 million, or 5.0%. The increase in operating expenses included $11.9 million from new operations and $4.0 million from existing operations. The $4.0 million increase in operating expenses from existing operations was primarily due to an increase of $4.7 million of acquisition-related costs, mainly related to the RailAmerica acquisition, and a $3.0 million increase in trackage rights and property tax expenses, partially offset by $1.5 million decrease due to the depreciation of the Canadian dollar and the Euro relative to the United States dollar.
Revenues from our Australian Operations were $208.1 million in the nine months ended September 30, 2012, compared with $201.3 million in the nine months ended September 30, 2011, an increase of $6.9 million, or 3.4%. The increase in revenues included a $5.1 million increase in non-freight revenues and a $3.8 million increase in freight revenues, partially offset by a $2.0 million decrease in fuel sales to third parties. The $5.1 million increase in non-freight revenues was primarily driven by an increased level of activity with existing customers. The $3.8 million increase in freight revenues consisted of an increase of $9.5 million due to a 6.6% increase in average freight revenues per carload, partially offset by $4.6 million due to a 4,839, or 3.0%, carload decrease. Changes in commodity mix increased average freight revenues per carload by 6.7% and the depreciation of the Australian dollar compared with the United States dollar decreased average freight revenues per carload by 0.7%.
Operating expenses from our Australian Operations were $156.3 million in the nine months ended September 30, 2012, compared with $153.5 million in the nine months ended September 30, 2011, an increase of $2.8 million, or 1.8%. The increase in operating expenses included a $7.0 million increase in labor and benefits expense due to an increase in the average number of employees and annual wage and benefit increases, a $3.7 million increase in depreciation resulting from new equipment and a $2.7 million increase in other operating expenses primarily due to increased trackage rights and property tax expenses, partially offset by a decrease of $4.7 million in equipment rents due to the replacement of leased locomotives with new owned units, $4.1 million of higher insurance recoveries in 2012 primarily related to a business interruption claim associated with the Edith River Derailment (described in Note 11 to our Consolidated Financial Statements included elsewhere in this Form 10-Q) and $2.1 million of net gain on sale of assets primarily related to a gain on sale of certain assets in the township of Cook, South Australia, that included a fuel-sales business. Our average number of employees during the nine months ended September 30, 2012 increased by 40 employees compared with our average number of employees during the nine months ended September 30, 2011. These additional employees were added primarily to support a new iron ore contract in South Australia which began in October 2012.
Liquidity and Capital Resources
On September 19, 2012, we completed a public offering of 3,791,004 shares of our Class A common stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. We received net proceeds of $234.4 million after deducting underwriting discounts and commissions and offering expenses from the sale of our Class A common stock. In addition, we completed a public offering of 2,300,000 TEUs, which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit. We received net proceeds of $222.9 million after deducting underwriting discounts and commissions and offering expenses from the sale of our TEUs. We used the net proceeds from the offerings to partially fund the acquisition of RailAmerica on October 1, 2012.
During the nine months ended September 30, 2012, we generated $169.5 million of cash from operating activities from continuing operations, compared with $125.6 million of cash from operating activities from continuing operations during the nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, changes in working capital decreased net cash flow from operating activities by $13.1 million and $28.3 million, respectively. Of the $28.3 million for the nine months ended September 30, 2011, $13.7 million was due to an increase in accounts receivable driven by an increase in business in 2011 and $14.2 million was due to a reduction in accounts payable and accrued expenses. Of the $14.2 million, $13.0 million was associated with the payment of stamp duty for the acquisition of FreightLink in Australia, which was accrued in 2010 and paid in 2011.
During the nine months ended September 30, 2012 and 2011, our cash flows used in investing activities from continuing operations were $132.4 million and $172.1 million, respectively. For the nine months ended September 30, 2012, primary drivers of cash used in investing activities were $170.5 million of cash used for capital expenditures, including $80.3 million for Australian new business investments and $0.8 million of net cash paid for acquisitions, partially offset by $24.9 million in cash received from grants from outside parties for capital spending and $13.7 million in cash proceeds from the sale of property and equipment. For the nine months ended September 30, 2011, primary drivers of cash used in investing activities were $106.4 million of cash used for capital expenditures, including $46.7 million for new Australian locomotives and wagons and $89.9 million paid for acquisitions, partially offset by $18.8 million in cash received from grants from outside parties for capital spending, $4.1 million in cash proceeds from the sale of property and equipment and $1.4 million in cash proceeds from the sale of investments.

During the nine months ended September 30, 2012 and 2011, our cash flows provided by financing activities from continuing operations were $451.4 million and $35.8 million, respectively. For the nine months ended September 30, 2012, primary drivers of cash provided by financing activities from continuing operations were net proceeds of $234.4 million from the sale of our Class A common stock, net proceeds of $222.9 million from the sale of our TEUs and net cash inflows of $13.2 million from exercises of stock-based awards, partially offset by a net decrease in outstanding debt of $19.0 million. For the nine months ended September 30, 2011, primary drivers of cash flows provided by financing activities from continuing operations were a net increase in outstanding debt of $26.5 million and net cash inflows of $14.0 million from exercises of stock-based awards, partially offset by $4.7 million of debt issuance costs.
At September 30, 2012, we had long-term debt, including current portion, totaling $643.1 million, which was 30.7% of our total capitalization, and $198.4 million of unused borrowing capacity under our credit facility. At December 31, 2011, we had long-term debt, including current portion, totaling $626.2 million, which was 39.5% of our total capitalization, and $227.2 million of unused borrowing capacity under our credit facility.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Tangible Equity Units (TEUs)
On September 19, 2012, we issued an aggregate 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by us, which had an initial principal amount of $14.1023 per Amortizing Note. As of September 30, 2012, the Amortizing Notes have an aggregate principal amount of $32.4 million. On each January 1, April 1, July 1 and October 1, commencing on January 1, 2013, we will pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which will be $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note, allocated as set forth in the amortization schedule provided in the indenture under which the Amortizing Notes were issued. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require us to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Unless settled or redeemed earlier, each Purchase Contract will automatically settle on October 1, 2015 (subject to postponement in certain limited circumstances) and we will deliver a number of shares of our Class A common stock based on the applicable market value of our Class A common stock, as defined in the Purchase Contract, which will be between 1.2355 shares and 1.5444 shares (subject to adjustment) per each $100 stated amount of the TEUs. Each TEU may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the TEU, and the separate components may be combined to create a TEU. The Amortizing Note component of the TEU is recorded as debt and the Purchase Contract component of the TEU is recorded in equity as additional paid-in capital. As of September 30, 2012, $197.6 million, the initial fair value of the Purchase Contracts, was recorded as additional paid-in capital and was partially offset by $6.1 million of underwriting discounts and commissions and offering expenses.
Our basic and diluted (loss)/earnings per share calculations reflect the weighted average shares issuable upon settlement of the Purchase Contract component of the TEUs. For purposes of determining the number of shares included in the calculation, we used the market price of our Class A common stock at the period end date.
RailAmerica Acquisition and Related Financing
On October 1, 2012, we announced the closing of our acquisition of RailAmerica and entered into a New Credit Agreement comprised of a $1.875 billion term loan and $425.0 million revolving loan. The acquisition was financed through borrowings under the New Credit Agreement, public offerings of shares of our Class A common stock and TEUs and a private issuance of Series A-1 Preferred Stock to Carlyle Partners V, L.P. (together with its affiliates, Carlyle). Immediately following the consummation of the acquisition, we transferred the stock of RailAmerica to a voting trustee to hold such shares of stock in an irrevocable independent voting trust while the STB considers our pending application to control RailAmerica's railroads. The voting trust will remain in effect until the STB issues its decision on our application to control RailAmerica's railroads. Based on our application and statutory STB review periods for a minor transaction, the STB decision could be issued as early as the fourth quarter of 2012 or as late as the first quarter of 2013. Commencing on October 1, 2012 and during the period that RailAmerica is held in trust, we will account for its ownership under the equity method of accounting. Expected cost savings from the business combination will not be initiated until the STB approves our control of RailAmerica's railroads.

We financed the $1.4 billion cash purchase price for RailAmerica's shares, the refinancing of $1.2 billion of our and RailAmerica's debt, as well as transaction and financing-related expenses with $1.8 billion of debt from our New Credit Agreement, $475.5 million of gross proceeds from our recent public offerings of Class A common stock and Tangible Equity Units and $350.0 million through the October 1, 2012 private issuance of Series A-1 Preferred Stock to Carlyle.
On October 1, 2012, in connection with the RailAmerica acquisition, we repaid in full all outstanding loans, together with interest and all other amounts due under our previously outstanding Third Amended and Restated Revolving Credit and Term Loan Agreement. No penalties were due in connection with such repayments. In addition, we repaid in full our Series B senior notes on October 1, 2012, along with an aggregate $12.6 million make-whole payment. In connection with the repayment of our outstanding notes, we expect to write off approximately $4 million of unamortized debt issuance costs. We used proceeds from the New Credit Agreement to repay our outstanding loans and notes.
Credit Facilities
The New Credit Agreement expanded the size of our credit facilities from $750.0 million to $2.3 billion and has a maturity date of October 1, 2017. The New Credit Agreement includes a $425.0 million revolving loan, a $1.6 billion United States term loan, a C$24.6 million ($25.0 million at the exchange rate on October 1, 2012) Canadian term loan and a A$202.9 million ($210.0 million at the exchange rate on October 1, 2012) Australian term loan. The New Credit Agreement also has borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans. As of October 1, 2012, the United States, Australian and Canadian term loans had interest rates of 2.71%, 6.05% and 3.58%, respectively. On October 1, 2012, we had outstanding revolving loans of $55.0 million in the United States with an interest rate of 2.71% and €2.9 million in Europe (or $3.7 million at the exchange rate on October 1, 2012) with an interest rate of 2.57%.
The New Credit Agreement provides for borrowings under the revolving loan in United States dollars, Euros, Canadian dollars and Australian dollars. The applicable borrowing spread for the United States base rate loans and Canadian base rate loans under the New Credit Agreement will initially be 1.50% over the base rate through December 31, 2012 and will range from 0.50% to 1.75% over the base rate depending upon our total leverage ratio. The applicable borrowing spread for the United States LIBOR rate loans, Canadian LIBOR rate loans, the Australian loans and the European loans will initially be 2.50% over the LIBOR rate through December 31, 2012 and will range from 1.50% to 2.75% over the LIBOR rate depending upon our total leverage ratio.
In addition to paying interest on any outstanding borrowings under the New Credit Agreement, we will be required to pay a commitment fee in respect of the unutilized portion of the commitments under the new revolving loan. The commitment fee rate will initially be 0.50% per annum through December 31, 2012 and will range from 0.25% to 0.50% depending upon our total leverage ratio. We will also pay customary letter of credit and agency fees.
The United States term loan will amortize in quarterly installment amounts of $16.4 million in the first eight quarterly payments beginning December 31, 2012, $21.9 million in the succeeding eight quarterly payments and $43.7 million in the next succeeding quarterly payments through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Canadian term loan will amortize in quarterly installment amounts of C$0.2 million in the first eight quarterly payments beginning December 31, 2012, C$0.3 million in the succeeding eight quarterly payments and C$0.7 million in the next succeeding quarterly payments through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Australian term loan will amortize in quarterly installment amounts of A$2.0 million in the first eight quarterly payments beginning December 31, 2012, A$2.7 million in the succeeding eight quarterly payments and A$5.4 million in the next succeeding period through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017.
The New Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or prohibit our ability to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of any of our restricted subsidiaries; change the fiscal year; enter into certain agreements containing negative pledges and upstream limitations; engage in certain transactions with affiliates; and modify the voting trust documents or grant certain voting trust consents. In addition, under the New Credit Agreement, we may not exceed specified maximum total leverage ratios and may not have less than specified minimum interest coverage ratios.
To hedge certain borrowings under the New Credit Agreement, on October 2, 2012, we entered into a one-year interest rate swap agreement effective October 4, 2012 for a notional amount of $1.45 billion. The notional amount reduces to $1.35 billion on January 1, 2013, $1.30 billion on April 1, 2013 and $1.25 billion on July 1, 2013. The swap requires us to pay 0.25% and receive one-month LIBOR on the notional amount of the swap.

On October 2, 2012, we also entered into a one-year interest rate swap agreement effective September 30, 2013 for a notional amount of $1.35 billion. The notional amount reduces to $1.30 billion on December 31, 2013, $1.25 billion on March 31, 2014 and $1.20 billion on June 30, 2014. The swap requires us to pay 0.35% and receive one-month LIBOR on the notional amount of the swap.
On October 2, 2012, we entered into a one-year interest rate swap agreement effective September 30, 2014 for a notional amount of $1.15 billion. The notional amount reduces to $1.10 billion on January 1, 2015, $1.05 billion on April 1, 2015 and $1.00 billion on July 1, 2015. The swap requires us to pay 0.535% and receive one-month LIBOR on the notional amount of the swap.
Series A-1 Preferred Stock
As part of the financing for the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs to Carlyle pursuant to the Investment Agreement. Dividends on the Series A-1 Preferred Stock are cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock may be converted at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock will also convert into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we have the option to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeds 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition.
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
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced our revenues by approximately $7 million and reduced our operating income from operations by approximately $5 million, primarily in the first quarter of 2012. In June 2012, we recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate on June 30, 2012) for a business interruption claim. This recovery represents a partial recovery of the total expected business interruption claim. Additional recovery is expected in the fourth quarter of 2012 or first quarter of 2013.
In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. We increased our estimate of costs associated with the Edith River Derailment, as well as our estimate of insurance recovery, by A$12.8 million (or $13.2 million at the exchange rate on September 30, 2012) during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we made cash payments of A$20.5 million (or $21.5 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$20.0 million (or $20.9 million at the exchange rate on the date received). As of September 30, 2012, our outstanding insurance receivable associated with repair costs was A$6.8 million (or $7.1 million at the exchange rate on September 30, 2012).
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
2012 Expected Capital Expenditures
For the nine months ended September 30, 2012, we have incurred $171.9 million in aggregate capital expenditures, of which we have paid $151.3 million in cash and accrued $20.5 million in accounts payable as of September 30, 2012. We expect to receive $26.9 million in grants from outside parties related to this year-to-date activity. Of this amount, as of September 30, 2012, $14.9 million was included within outstanding grant receivables from outside parties and $12.0 million was collected from outside parties during the nine months ended September 30, 2012.
Cash of $170.5 million paid for purchases of property and equipment during the nine months ended September 30, 2012 consisted of $151.3 million for 2012 capital projects and $19.2 million related to capital expenditures accrued in 2011. Grant proceeds during the nine months ended September 30, 2012 consisted of $12.0 million for grants related to 2012 capital expenditures and $12.9 million for grants related to our capital expenditures from prior years.
In conjunction with the expansion of two existing rail haulage contracts with Arrium Limited (formerly OneSteel), our Australian subsidiary expects to invest A$60.0 million (or $62.3 million at the exchange rate on September 30, 2012) to purchase narrow gauge locomotives and wagons as well as construct a standard gauge rolling-stock maintenance facility. Of this A$60.0 million, A$50 million (or $51.9 million at the exchange rate on September 30, 2012) is expected to be incurred in 2012 and A$10 million (or $10.4 million at the exchange rate on September 30, 2012) is expected to be incurred in 2013. During the nine months ended September 30, 2012, we also approved the purchase of three additional locomotives for A$18 million (or $18.7 million at the exchange rate on September 30, 2012) for our existing business in Australia as well as A$5 million (or $5.2 million at the exchange rate on September 30, 2012) for other Australian equipment purchases.
In addition we approved $9.9 million of net capital expenditures primarily related to the purchase of locomotives and track improvements for our newly formed subsidiary, CCH, and our purchase of the Alice Springs rail yard.
Accordingly, capital expenditures for the nine months ended September 30, 2012, as compared with our 2012 full year expected capital expenditures can be summarized as follows (dollars in thousands):

				Actual for the
			Expected	Nine Months Ended
	Original Budget	Change	Full Year 2012	September 30, 2012
Capital expenditures, other than Australian new business investments	$149,100	$11,100	$160,200	$91,551
Australian new business investments	36,100	74,900	111,000	80,299
Grant proceeds from outside parties	(51,800)	(1,200)	(53,000)	(26,859)
Net capital expenditures	$133,400	$84,800	$218,200	$144,991
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2011 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the nine months ended September 30, 2012.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the nine months ended September 30, 2012 with the nine months ended September 30, 2011, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollar and the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the nine months ended September 30, 2012, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2011 Annual Report on Form 10-K.

On October 2, 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay 3.88% on the notional amount and receive one-month LIBOR on the notional amount of the swap. This swap expires on September 30, 2013. The fair value of the interest rate swap agreement was estimated based on Level 2 valuation inputs. The fair value of the swap represented a liability of $4.4 million at September 30, 2012 and $7.0 million at December 31, 2011.
On December 1, 2010, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement which effectively converted an A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. We are required to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. We realized a net expense of $1.1 million and $1.6 million within interest expense, net related to the quarterly settlement for the three months ended September 30, 2012 and 2011, respectively. In addition, we recognized a net gain of $0.1 million within other income, net related to the mark-to-market of the derivative agreement and the underlying intercompany debt instrument to the exchange rate on September 30, 2012. The fair value of the cross-currency swap represented a current liability of $8.7 million as of September 30, 2012 and $7.2 million as of December 31, 2011. The fair value of the cross-currency swap agreement was estimated based on Level 2 valuation inputs. The swap expires on December 1, 2012.
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into the Investment Agreement in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to invest a minimum of $350.0 million in Series A-1 Preferred Stock. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. Our closing share price was $66.86 on September 28, 2012, which was the last trading day in the third quarter of 2012, and, accordingly, we recorded a $50.1 million non-cash mark-to-market expense and corresponding liability related to the Investment Agreement for the three and nine months ended September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
In connection with the Agreement and Plan of Merger (Merger Agreement) among Genesee & Wyoming, RailAmerica and Jaguar Acquisition Sub Inc., our wholly-owned subsidiary (Merger Sub), five putative stockholder class action lawsuits have been filed in state courts located in Florida and Delaware. On July 26, 2012, John Langan v. RailAmerica Inc., et al. was filed in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida, Civil Division (Florida Circuit Court), against RailAmerica, the RailAmerica directors, Genesee & Wyoming and Merger Sub. The complaint alleges, among other things, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to Genesee & Wyoming via an allegedly flawed process and failed to obtain the best financial and other terms. The complaint also alleges that RailAmerica, Genesee & Wyoming and Merger Sub aided and abetted those alleged breaches of duty. The complaint requests, among other relief, an order to enjoin consummation of the merger of Merger Sub with and into RailAmerica (the Merger or Acquisition), rescission of the Merger Agreement, and attorneys' fees. On July 31, 2012, Nicolas Sambuco v. RailAmerica Inc., et al. was filed in the same court, names the same defendants and alleges substantially similar claims. Also on July 31, 2012, plaintiffs in the Florida actions filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs and appoint lead counsel in the proposed consolidated action. Plaintiffs in the Florida actions also filed an emergency motion for expedited proceedings on August 7, 2012 and filed an amended complaint on August 8, 2012, which included allegations that the information statement filed by RailAmerica on August 3, 2012, omits material information about the proposed Merger. On August 17, 2012, the parties in the Florida actions submitted a stipulation for expedited proceedings, which the Florida Circuit Court ordered on August 20, 2012.
On August 27, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company and the parties to the Florida actions entered into a Memorandum of Understanding setting forth an agreement in principle to settle all related claims. The settlement is subject to, among other things, a determination of the settlement amount, the execution of a stipulation of settlement and final approval by the Florida Circuit Court.
On August 2, 2012, Ford v. RailAmerica, Inc., et al. (Ford) was filed in the Court of Chancery of the State of Delaware (Delaware Chancery Court). The Ford complaint named the same defendants and alleged substantially similar claims as the Florida actions and sought an order to enjoin consummation of the Merger, attorney's fees and damages. On August 7, 2012, two more actions were filed in Delaware Chancery Court, KBC Asset Management N.V. v. RailAmerica, Inc. et al. (KBC) and Pesochinsky v. RailAmerica, Inc., et al. (Pesochinsky). Both of these actions named the same defendants and alleged substantially similar claims as the Florida actions and requested an order to enjoin consummation of the Merger and attorney's fees. On August 13, 2012, plaintiff in Ford filed an amended complaint. In addition to the allegations asserted in the initial Ford complaint, the amended Ford complaint alleged that the information statement filed by RailAmerica on August 3, 2012 omitted material information about the proposed Merger.
On November 1, 2012, the parties in Ford submitted a stipulation and proposed order of dismissal agreeing to dismissal without prejudice of all claims pending in the action. Also on November 1, 2012, plaintiff in Pesochinsky submitted a notice and proposed order of dismissal agreeing to dismiss the action without prejudice. On November 6, 2012, the parties in KBC submitted a stipulation and proposed order of dismissal agreeing to dismissal of all claims pending in the action. The Delaware Chancery Court has granted all three orders of dismissal for the Delaware actions.
In addition to the lawsuits set forth above, from time to time, we are a defendant in certain lawsuits resulting from our operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, we do not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to our results of operations or have a material adverse effect on our financial position or liquidity.

ITEM 1A.	RISK FACTORS.
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission as well as the risk factors described below.
Risks Related to Our Acquisition of RailAmerica, Inc.
On July 23, 2012, we entered into the Merger Agreement with Merger Sub, and RailAmerica, providing for the Merger, with RailAmerica surviving the Merger as our wholly owned subsidiary. The Merger was closed on October 1, 2012. In connection with the Merger, we are subject to certain risks including, but not limited to, those set forth below.

The proposed integration of RailAmerica is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on us or could delay or prevent the completion of the integration.
We are waiting for the United States Service Transportation Board (STB) decision on our pending application to control RailAmerica's railroads. Based on our application and the statutory STB review period for a minor transaction, we expect the STB's control decision will be received as early as the fourth quarter of 2012 or as late as the first quarter of 2013. Upon formal STB approval, we expect to be able to integrate RailAmerica. There is no assurance that we will obtain this necessary governmental approval to complete the integration. The STB may not permit the integration of the RailAmerica railroads or may impose significant restrictions or conditions on such integration, including conditions associated with our service, the rates we charge or divestiture of certain of our assets, and any such asset divestiture may be material. Any delay in the completion of the integration of RailAmerica from the failure to obtain such approvals or adverse conditions to such approvals could delay or diminish the anticipated benefits of the acquisition or result in unanticipated transaction costs, loss of revenue or other effects associated with uncertainty about the proposed acquisition. Further, denial by the STB of its formal approval of the integration could have a material adverse effect on our business, operating results, financial condition and liquidity and could be detrimental to our shareholders. In addition, the current market price of our common stock may reflect a market assumption that we will receive the STB's formal approval of the integration. Denial by the STB of its formal approval of the integration could adversely affect the share price of our common stock.
We will not control the operation of RailAmerica and its railroads during the pendency of the voting trust.
On October 1, 2012, the shares of RailAmerica were placed into an irrevocable sole voting trust, while the STB reviews our pending application to control the RailAmerica railroads. Unless and until such time as the STB issues a decision that permits us to control the RailAmerica railroads, the voting trustee will hold the shares of RailAmerica in trust for us and has responsibility for preserving the value of the trust's assets, i.e., the RailAmerica shares. During this period, the day-to-day management of RailAmerica will be carried out by those members of RailAmerica's current management team. As a result, we do not control the operations of RailAmerica and its railroads. If RailAmerica is not managed well during the time in which it is in trust, the value of our investment in the RailAmerica stock could be reduced, which could have a material adverse effect on our operating results, financial condition and liquidity and could be detrimental to our shareholders. Unless and until the STB formally approves our control of RailAmerica, which allows us to integrate the RailAmerica railroads, we expect to account for our ownership of RailAmerica using the equity method of accounting.
The Merger may not achieve its intended results, including anticipated synergies.
We may be unable to realize the expected amount of synergies and other financial and operational benefits associated with the RailAmerica acquisition in the timeframe that we expect or at all. Achieving the anticipated benefits, including synergies, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to integrate the business will be consistent with our expectations. Events outside of our control, including, but not limited to, conditions imposed by the STB, operating changes and/or regulatory changes, could also adversely affect our ability to realize the anticipated benefits from the Merger. Thus, the integration may be unpredictable, subject to delays or changed circumstances, and the acquired businesses may not perform in accordance with our expectations. Further, we will incur implementation costs relative to these anticipated synergies, and our expectations with respect to integration or synergies as a result of the Merger may not materialize. Accordingly, you should not place undue reliance on our anticipated synergies.
Uncertainty about the effect of the Merger on RailAmerica's employees, customers and suppliers may have an adverse effect on RailAmerica and, consequently, us.
The uncertainty created by the Merger may impair RailAmerica's ability to attract, retain and motivate key personnel, since current and prospective employees may experience uncertainty about their future roles with us. If key employees of RailAmerica depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of the Merger could be reduced or delayed. In addition, disruptions resulting from the Merger may also affect our relationships with our customers, suppliers and employees and with the Class I railroads.
We will incur, and have incurred, significant transaction and Merger-related costs in connection with financing the Merger.
We will incur, and have incurred, significant costs associated with financing the Merger and related transactions. Such costs include costs associated with borrowings under our New Credit Facility, premiums in connection with the early extinguishment of debt and the payment of certain fees and expenses incurred in connection with the Merger and related transactions, including legal and other professional advisor fees. The costs of continued borrowing under our New Credit Facility will be significant and could have a significant adverse effect on our operating results, financial condition and liquidity.

Litigation associated with the Merger may have a material adverse effect on our financial results.
We and Merger Sub, among others, have been named as defendants in putative class actions filed on behalf of RailAmerica's shareholders. See Part II, Item 1. Legal Proceedings and Note 8 to our Consolidated Financial Statements included elsewhere in this Form 10-Q. Litigation relating to the Merger may require us to expend significant amounts of money, may require significant time from our management and may result in an adverse settlement or judgments against us that could have a material adverse effect on our financial results, which could be detrimental to our shareholders.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
We have a significant amount of indebtedness.
Subject to the limits contained in our New Credit Facility, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult to satisfy our obligations with respect to our outstanding debt;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Secured Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, our New Credit Facility contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt and foreclosure on the assets securing such debt.
Our New Credit Facility contains numerous covenants that impose certain restrictions on the way we operate our business, and the Investment Agreement related to the Series A-1 Preferred Stock also contains certain restrictions.
Our New Credit Facility contains numerous covenants that impose restrictions on the way Genesee & Wyoming can operate. For instance, our credit agreement restricts our ability to:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	engage in certain transactions with affiliates;

•	sell assets, including capital stock of any of our subsidiaries;

•	consolidate or merge;

•	create liens;

•	enter into sale leaseback transactions;

•	change the business conducted by us and the guarantors;

•	change our fiscal year;

•	enter into certain agreements containing negative pledges and upstream limitations; and

•	modify certain voting trust documents and grant voting trust consents.

Our New Credit Facility also contains financial covenants that require us to meet certain financial ratios and tests. Our failure to comply with the obligations in our credit agreement could result in an increase in our interest expense and could give rise to events of default under the credit agreement, which, if not cured or waived, could permit lenders to accelerate our indebtedness and foreclose on the assets securing such debt, if any.
In addition, the Investment Agreement contains a prohibition on our payment of certain dividends on our common stock, including cash dividends, for so long as the Series A-1 Preferred Stock is outstanding.
Our ability to use RailAmerica's Section 45G tax credit carryforwards and net operating loss carryforwards may be subject to limitation due to a change in the ownership of its stock.
As of September 30, 2012, RailAmerica had tax benefits totaling approximately $138 million of Section 45G tax credit carryforwards and federal net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the ability to use its pre-change net operating loss carryforwards and other tax attributes to offset post-change income may be limited and may result in a partial or full write-down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. Accordingly, the Merger is an ownership change of RailAmerica and the application of the Code provisions may limit our planned expectation to use RailAmerica's net operating loss carryforwards and other tax attributes to reduce our future tax liabilities.
Other than with respect to those discussed above, there have been no other material changes to the risk factors disclosed in Part I, Item 1A of our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2012	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	—	$—	—	—
August 1 to August 31	118	$63.56	—	—
September 1 to September 30	—	$—	—	—
Total	118	$63.56	—	—
 ______________________

(1)
The 118 shares acquired in the three months ended September 30, 2012 represent common stock acquired by us from our employees who surrendered shares in lieu of cash to pay taxes on equity awards in conjunction with our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	November 9, 2012	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2012	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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
1.1
Underwriting Agreement dated September 13, 2012 among Genesee & Wyoming Inc., Mortimer B. Fuller III and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, is incorporated herein by reference to Exhibit 1(a) to the Registrant’s Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

1.2
Underwriting Agreement dated September 13, 2012 among Genesee & Wyoming Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, is incorporated herein by reference to Exhibit 1(b) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

2.1
Agreement and Plan of Merger, dated as of July 23, 2012, by and among Genesee & Wyoming Inc., Jaguar Acquisition Sub Inc. and RailAmerica, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (SEC File No. 001-31456)

3.1
Series A-1 Preferred Stock Certificate of Designations dated as of September 28, 2012, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2012 (SEC File No. 001-31456)

4.1
Purchase Contract Agreement, dated as of September 19, 2012, among Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Purchase Contract Agent and as attorney-in-fact for the holders of the Purchase Contracts from time to time and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(p) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

4.2	Form of Unit (included in Exhibit 4.1 hereof), is incorporated herein by reference to Exhibit 4(q) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

4.3
Form of Purchase Contract (included in Exhibit 4.1 hereof), is incorporated herein by reference to Exhibit 4(r) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

4.4
First Supplemental Indenture, dated as of September 19, 2012, between Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(s) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

4.5
Form of Amortizing Note (included in Exhibit 4.4 hereof), is incorporated herein by reference to Exhibit 4(t) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

4.6
Indenture, dated as of September 19, 2012, between Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(u) to the Registrant's Current Report on Form 8-K filed on September 19, 2012 (SEC File No. 001-31456)

10.1
Investment Agreement, dated as of July 23, 2012, by and among Genesee & Wyoming Inc. and Carlyle Partners V, L.P., is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (SEC File No. 001-31456)

10.2
Debt Commitment Letter, dated as of July 23, 2012, among Genesee & Wyoming Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (SEC File No. 001-31456)

10.3
First Amendment to the Investment Agreement, dated as of September 10, 2012, by and between Genesee & Wyoming Inc. and Carlyle Partners V, L.P., is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2012 (SEC File No. 001-31456)

10.4
Voting Trust Agreement, dated as of September 28, 2012, between Genesee & Wyoming Inc. and R. Lawrence McCaffrey, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 3, 2012 (SEC File No. 001-31456)

10.5
Senior Secured Syndicated Facility Agreement dated as of October 1, 2012, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global markets Inc., as co-lead arrangers and co-bookrunning managers, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as co-syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation, Sovereign Bank N.A., Branch Banking and Trust Company, Fifth Third Bank, Royal Bank of Canada, TD Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders and certain guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Form of Form 8-K filed on October 3, 2012 (SEC file No. 001-31456)

10.6
Registration Rights Agreement dated as of October 1, 2012, among Genesee & Wyoming Inc., Carlyle Partners V GW, L.P., CP V GW AIV 1, L.P., CP GW AIV 2 .LP., CP V GW AIV 3, L.P., CPV GW AIV 4, L.P., CP V Coinvestment A, L.P. and CP V Coinvestment B, L.P., is incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report of Form 8-K filed on October 3, 2012 (SEC File No. 001-31456)

99.1
Voting Agreement, dated as of July 23, 2012, by and between Genesee & Wyoming Inc. and RR Acquisition Holding LLC, is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012 (SEC File No. 001-31456)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss)/Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) the Notes to Consolidated Financial Statements.

______________________

*	Exhibit filed or furnished with this Report, as applicable.