Form 10-K
period 2012-12-31
GENESEE & WYOMING INC
filed 2013-03-01
CIK 1012620

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File No. 001-31456
GENESEE & WYOMING INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0984624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Field Point Road, Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)
(203) 629-3722
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	NYSE
5.00% Tangible Equity Units	NYSE
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).    ☐  Yes    ☑  No
Aggregate market value of Class A Common Stock held by non-affiliates based on the closing price as reported by the New York Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter: $2,084,513,852. Shares of Class A Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determinant for other purposes.
Shares of common stock outstanding as of the close of business on February 25, 2013:

Class	Number of Shares Outstanding
Class A Common Stock	51,412,303
Class B Common Stock	1,728,952

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year ended December 31, 2012 in connection with the Annual Meeting to be held on May 22, 2013 are incorporated by reference in Part III hereof and made a part hereof.

Genesee & Wyoming Inc.
FORM 10-K
For The Fiscal Year Ended December 31, 2012

Unless the context otherwise requires, when used in this Annual Report on Form 10-K, the terms “Genesee & Wyoming,” “G&W,” the “Company,” “we,” “our” and “us” refer to Genesee & Wyoming Inc. and its subsidiaries, including RailAmerica, Inc. and its subsidiaries (RailAmerica). G&W acquired RailAmerica on October 1, 2012. However, the shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in our consolidated balance sheet at December 31, 2012. Therefore, unless specifically identified to the contrary, references to income statement line items discussed within this Annual Report on Form 10-K, such as revenues and expenses, do not include RailAmerica. We have included separate disclosure of RailAmerica income statement line items to the extent we believe such context is warranted. All references to currency amounts included in this Annual Report on Form 10-K, including the financial statements, are in United States dollars unless specifically noted otherwise.
Cautionary Statement Regarding Forward-Looking Statements
The information contained in this Annual Report on Form 10-K (Annual Report), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), regarding future events and future performance of Genesee & Wyoming Inc. Words such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Actual results may differ materially from those expressed or forecast in these forward-looking statements.
The areas in which there is risk and uncertainty are further described in "Part I Item 1A. Risk Factors" in this Annual Report, which contain additional important factors that could cause actual results to differ from current expectations and from the forward-looking statements contained herein. Readers of this document are cautioned that our forward-looking statements are not guarantees of future performance and our actual results or developments may differ materially from the expectations expressed in the forward-looking statements.
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
Information set forth in "Part I Item 1. Business" and in "Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the risk factors set forth in Item 1A. in this Annual Report.

PART I
ITEM 1.     Business.
OVERVIEW
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate a longer-haul railroad that runs approximately 1,400 miles between Tarcoola in South Australia and Darwin in the Northern Territory of Australia. As of December 31, 2012, we operated in 39 states in the United States, four Australian states, one Australian territory and four Canadian provinces and provide rail service at 35 ports in North America, Australia and Europe. As of December 31, 2012, we operated over approximately 14,700 miles of owned, jointly owned or leased track (inclusive of the Tarcoola to Darwin rail line operated under a concession agreement) and 3,270 additional miles under other contractual track access arrangements.
On October 1, 2012, we acquired RailAmerica, Inc. (RailAmerica) for approximately $2.0 billion (equity purchase price of approximately $1.4 billion plus net debt of $659.2 million), which is our largest acquisition to date. RailAmerica owned and operated 45 short line freight railroads in North America, with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the acquisition date. Our acquisition of RailAmerica combined the two largest short line railroad operators in North America. The acquisition is expected to provide a wide national footprint for future industrial and commercial development along our 108 railroads in North America, and to allow us to realize significant cost savings. Following our acquisition of RailAmerica, we believe we are the largest operator of short line and regional freight railroads in North America.
GROWTH STRATEGY
Since our initial public offering in 1996 through December 31, 2012, our revenues increased at a compound annual growth rate of 16.3%, from $77.8 million in 1996 to $874.9 million in 2012. We have achieved these results primarily through the disciplined execution of our growth strategy. The two main drivers of our growth strategy are the execution of (1) our operating strategy and (2) our acquisition and investment strategy.
Operating Strategy
Our railroads operate under strong local management teams, with centralized administrative, commercial and operational support and oversight. As of January 1, 2013, our continuing operations were organized as 11 regions, which include one new region that we created following the acquisition of RailAmerica. In the United States, we have eight regions: Rail Link (which includes industrial switching and port operations), Pacific, Mountain West, Central, Southern, Midwest, Ohio Valley and Northeast. Outside the United States, we have three regions: Australia, Canada (which includes a contiguous railroad located in the United States) and Europe (which consists of operations in the Netherlands and Belgium).
In each of our regions, we seek to encourage the entrepreneurial drive, local knowledge and customer service that we view as necessary to achieve our financial goals. Our regional managers continually focus on increasing our return on invested capital, earnings and cash flow through the disciplined execution of our operating strategy. At the regional level, our operating strategy consists of the following four principal elements:

•
Continuous Safety Improvement. We believe that a safe work environment is essential for our employees, our customers and the communities in which we conduct business. Each year, we establish stringent safety targets as part of our safety program. In 2012, G&W achieved a consolidated Federal Railroad Association (FRA) reportable injury frequency rate of 0.48 per 200,000 man-hours worked, which does not include RailAmerica's 2012 safety results. Through the implementation of our safety program, we have reduced our injury frequency rate by 75% since 2006, when it was 1.95 injuries per 200,000 man-hours worked. In 2012, RailAmerica achieved a consolidated FRA reportable injury frequency rate of 1.75 per 200,000 man-hours worked. On a pro forma basis, G&W's reportable injury frequency rate combined with RailAmerica was 0.88 for the year ended December 31, 2012. For comparative purposes, in January through November 2012, the most recent month for which FRA data is publicly available, the United States short line average was 3.1 injuries per 200,000 man-hours worked, and the United States regional railroad average was 3.1 injuries per 200,000 man-hours worked. Based on these results, in 2012, G&W was more than six times safer than the short line and regional railroad averages, and also safer than any U.S. Class I railroad.

•
Focused Regional Marketing. We generally build and operate each of our regions on a base of large industrial customers and seek to grow rail traffic through marketing efforts. As a result of the acquisition of RailAmerica, we expect our expanded North American footprint will provide us with greater visibility to new commercial and industrial development opportunities in North America and increase the success of our marketing efforts. We also pursue additional sources of revenue by marketing to new industrial customers and providing ancillary rail services. These ancillary rail services include railcar switching, repair, storage, cleaning, weighing and blocking and bulk transfer, which enable shippers and Class I carriers to move freight more easily and cost-effectively. Separately, in Australia and Europe, where there are open access regimes, we are able to compete for new business opportunities with customers anywhere on the open access rail network.

•
Lower Operating Costs. We focus on lowering operating costs and historically have been able to operate acquired rail lines more efficiently than they were operated before our acquisition. We typically achieve efficiencies by lowering administrative overhead, consolidating equipment and track maintenance contracts, reducing transportation costs and selling surplus assets.

•
Efficient Use of Capital. We invest in track and rolling stock to ensure that we operate safe railroads that meet the needs of customers. At the same time, we seek to maximize our return on invested capital by focusing on cost effective capital programs. For example, in our short haul and regional operations in North America, we typically rebuild older locomotives rather than purchase new ones and invest in track at levels appropriate for traffic type and density. In addition, because of the importance of certain customers and railroads to the regional economies, we are able, in some instances, to obtain state, provincial and/or federal grants to upgrade track. Typically, we seek government funds to support investments that otherwise would not be economically viable for us to fund on a stand-alone basis.

To assist our local management teams, we provide commercial and operational support from corporate staff groups where there are benefits to be gained from centralized expertise. Our commercial group assists local management by providing assistance with regional pricing, origin and destination offerings across the Company, managing real estate revenue (including from land leases and crossing and access rights), industrial development project expertise, 24/7 customer service and Class I relationship management. Our operations department assists with the implementation of our safety culture and training programs, manages a centralized purchasing staff to leverage our scale in purchasing rail and rail-related equipment, assists with efficient equipment utilization and service design, and provides mechanical, locomotive and bridge engineering expertise. In addition, we maintain other traditional, centralized functions, such as accounting, finance, legal, corporate development, government and industry affairs, human resources and information technology.
Acquisition and Investment Strategy
Our acquisition and investment strategy includes the acquisition or long-term lease of existing railroads, as well as investment in rail equipment and/or track infrastructure to serve new and existing customers. Since 1985, we have completed 37 acquisitions and made several significant rail equipment investments to serve customers that are developing natural resource projects, such as iron ore mines. Historically, our acquisition, investment and long-term lease opportunities have been from the following five sources:

•
Acquisitions of other regional railroads or short line railroads in the United States and Canada, such as our acquisitions of RailAmerica in 2012, Arizona Eastern Railway Company (AZER) in 2011, CAGY Industries, Inc. in 2008, the Ohio Central Railroad System in 2008 and Rail Management Corporation in 2005. Based on Association of American Railroads (AAR) data, as of December 31, 2011, there were approximately 460 short line and regional railroads in the United States not owned by us;

•
Investments in track and/or rolling stock to support new industrial or mineral development in new or existing areas of operations, such as our long-term rail services agreement with Labrador Iron Mines Limited (LIM) to haul unit trains of iron ore over LIM's six-kilometer railway, and our recently announced expansion of two existing rail haulage contracts to transport export iron ore in South Australia;

•
Acquisitions of international railroads, such as our acquisitions of FreightLink Pty Ltd (FreightLink) in Australia and Rotterdam Rail Feeding (RRF) in the Netherlands. We believe that there are additional acquisition and investment opportunities in Australia, Europe and other international markets;

•
Acquisitions or long-term leases of branch lines of Class I railroads, such as our recent lease from Norfolk Southern Railway Company (NS) of the Columbus & Chattahoochee Railroad, Inc., a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama; and

•	Acquisitions of rail lines of industrial companies, such as our acquisition of railroads owned by Georgia-Pacific Corporation.
When we make acquisitions, we seek to derive revenues and cost synergies wherever possible and to implement best practices to increase the value of our investment, which is frequently accomplished through the elimination of duplicative overhead functions, implementation of our safety culture, improvements to operating plans and equipment utilization and enhanced customer service. For instance, with the acquisition of RailAmerica we have identified duplicative corporate overhead costs and general administrative expenses, which we believe are not necessary for the combined operations, and that we anticipate will result in ongoing annual cost savings of approximately $36 million, excluding implementation costs we expect to incur to realize these savings. In addition, we intend to leverage RailAmerica's real estate department and plan to implement best practices that are identified as part of the integration across all our railroads.
Following the RailAmerica acquisition, we are continuing to target these five sources of acquisition and investment opportunities. We also believe that our larger footprint of railroads in North America will increase the number of future opportunities to make contiguous short line acquisitions due to a higher number of touch points with other railroads. On a global basis, we believe that our increased scale and greater financial resources will improve our ability to invest in rail opportunities worldwide. We have played a significant role in the consolidation of the short line industry in North America and have made a number of important railroad investments in international markets, and we expect to continue to pursue our acquisition and investment strategy while adhering to our disciplined valuation approach.
INDUSTRY
North America
United States
According to the AAR, there are 567 railroads in the United States operating over 138,500 miles of track. The STB classifies railroads operating in the United States into one of three categories based on the amount of an individual railroad's operating revenues (adjusted for inflation). Under current classification levels, Class I railroads are individual railroads (not including holding companies) with over $433.2 million in revenues. Regional and Local railroads operate approximately 43,000 miles of track in the United States. The primary function of these smaller railroads is to provide local service to rail customers and communities not located on the Class I networks.
The following table shows the breakdown of railroads in the United States by classification:

Classification of Railroads	Number	Aggregate Miles Operated	Revenues and Miles Operated
Class I (1)	7	95,387	$433.2 million or more
Regional	21	10,355	At least $20 million and 350 or more miles operated or $34.7 million to $433.2 million
Local	539	32,776	Less than $34.7 million and less than 350 miles operated
Total	567	138,518

(1)	CSX Corp, BNSF Railway Co., Norfolk Southern Corp., Kansas City Southern Railway Company, Union Pacific Railroad Co., Canadian National Railway and Canadian Pacific Railway.
Source: AAR 2012 Railroad Facts Book
Class I railroads operate across many different states and concentrate largely, though not exclusively, on long haul, high density intercity traffic lanes. Regional railroads typically operate 400 to 650 miles of track and provide service to selected areas of the country, mainly connecting neighboring states and/or economic centers. Typically, short line (or local) railroads serve as branch lines connecting customers with Class I railroads. Short line railroads have more predictable and straightforward operations as they generally perform point-to-point service over shorter distances, versus the complex networks associated with the large Class I railroads.
Regional and short line railroad traffic is largely driven by carloads that are interchanged with other carriers. For example, a Class I railroad may transport freight hundreds or thousands of miles from its origination point, and then pass the railcar to a short line railroad, which provides the final step of service directly to the terminating customer.
The railroad industry in the United States has undergone significant change since the passage of the Staggers Rail Act of 1980 (Staggers Act), which effectively deregulated certain pricing and types of services provided by railroads. Following the passage of the Staggers Act, Class I railroads in the United States took steps to improve profitability and recapture market share lost to other modes of transportation, primarily trucks. In furtherance of that goal, Class I railroads focused their management and capital resources on their core long-haul systems, and some of them sold branch lines to short line railroads, whose smaller scale and more cost-efficient operations allowed them to commit the resources necessary to meet the needs of customers located on those lines. Divestiture of branch lines enabled Class I carriers to minimize incremental capital expenditures, concentrate traffic density, improve operating efficiency and avoid traffic losses associated with rail line abandonment, and spurred the growth in the short line railroad industry.
We operate one regional and 100 local (short line) railroads in the United States over approximately 9,500 miles of track.
Canada
According to Rail Trends 2012, published by The Railway Association of Canada (RAC), there are 27,652 miles of track operated by railroads in Canada.
We operate seven local (short line) railroads in Canada over approximately 1,200 miles of track.
Australia
Australia has over 25,000 miles (approximately 40,000 kilometers) of both publicly and privately owned track that link major capital cities and key regional centers together, as well as key mining regions to ports. The Australian rail network comprises three track gauges: broad, standard and narrow gauge. There are three major interstate rail segments in Australia: the east-west corridor (Sydney, New South Wales to Perth, Western Australia); the east coast corridor (Brisbane, Queensland to Melbourne, Victoria); and the north-south corridor (Adelaide, South Australia to Darwin, Northern Territory). In addition, there are a number of intrastate rail freight networks servicing major agricultural and mining regions in Queensland, New South Wales, Western Australia and South Australia.
Through our Australian subsidiaries, we manage approximately 2,900 miles (approximately 4,700 kilometers) of track in South Australia and the Northern Territory, which includes approximately 1,400 miles (approximately 2,200 kilometers) of track between Darwin and Tarcoola that we manage pursuant to a concession agreement that expires in 2054.
The Australian rail freight industry is largely open access, which means that network owners and managers must provide access to the rail network to all accredited rail service providers subject to the rules and negotiation framework of each applicable access regime. We are an accredited rail service provider in all mainland Australian states and in the Northern Territory. The rules generally include pricing principles and standards of use, and are established by the applicable state or Commonwealth government. The rail industry is structured around two components: train operations for freight haulage services (above rail) and rail track access operation and management (below rail). This contrasts with the North American freight rail industry where railroad operators almost always have exclusive use of the track they own or lease. Through our concession agreements, we have long-term economic ownership of the primary tracks that we manage in South Australia and the Northern Territory, and we receive below rail access fees when other rail operators use the track we manage. Our economic ownership of the tracks we manage, combined with our above rail operations, makes our Australian operations more similar to a typical North American railroad.
Because Australian rail customers have access to multiple rail carriers under “open access” regimes, all rail carriers face possible competition from other rail carriers, as well as competition from competing modes of transportation, such as trucks for above rail business. The open access nature of the Australian rail freight industry enables rail operators to develop new business and customer relationships in areas outside of their current operations, and there are limited barriers to entry that preclude any rail operator from approaching a customer to seek new business. However, shipments of bulk commodities in Australia are generally handled under long-term agreements with dedicated equipment that may include take or pay provisions and/or exclusivity arrangements, which make capturing new business from an existing rail operator more difficult.
Netherlands
According to ProRail, the entity responsible for a substantial majority of the Dutch rail infrastructure, there are approximately 4,350 miles of track under its control on the Dutch rail network. As a result of the country's open access regime, this track may be accessed by any admitted and licensed rail operator. According to the trade association, Rail Cargo Information Netherlands, there are currently 17 rail operators that provide freight rail services in the Netherlands. In the Netherlands, we operate primarily in the Port of Rotterdam pursuant to the open access regime.
Belgium
According to Infrabel, the Belgian railways infrastructure manager, there are approximately 2,225 miles of track under its control on the Belgian rail network and 13 rail operators certified for freight transport in Belgium. As a result of the country's open access regime, this track may be accessed by any admitted and licensed rail operator. In Belgium, we operate primarily in the Port of Antwerp pursuant to the open access regime.
OPERATIONS
As of December 31, 2012, through our subsidiaries, we owned or leased 111 freight railroads. Of these, 109 are short line railroads and one is a regional freight railroad with a total of approximately 13,300 miles of track in the United States, Australia, Canada, the Netherlands and Belgium. We also operated one longer-haul 1,400-mile railroad, which links the Port of Darwin to the Australian interstate rail network in South Australia, pursuant to a concession agreement. Also, through various track access arrangements, we operate over 3,270 additional miles of track that is owned or leased by others.
Freight Revenues
We generate freight revenues primarily from the haulage of freight by rail. Freight revenues represented 71.4%, 70.3% and 62.2% of our total revenues in the years ended December 31, 2012, 2011 and 2010, respectively.
Non-Freight Revenues
We generate non-freight revenues primarily from the following activities:

•
Rail car switching—revenues generated from industrial switching (the movement of rail cars within industrial plants and their related facilities), port terminal switching (the movement of customer rail cars from one track to another track on the same railroad, primarily at United States ports) and contract coal loading;

•	Car hire and rental services—charges paid by other railroads for the use of our rail cars;

•	Demurrage and storage—charges to customers for holding or storing their rail cars;

•	Car repair services—charges for repairing rail cars owned by others, either under contract or in accordance with AAR rules;

•
Other operating income—includes, among others, revenues from providing crewing services and track access and management fees, real estate holdings, and from providing access to passenger operations, such as from Amtrak's use of the New England Central Railroad;

•
Fuel sales to third-parties—revenues earned by Genesee & Wyoming Australia Pty Ltd (GWA) in South Australia from the sale of diesel fuel to other rail operators; GWA sold its third-party fuel operation in Cook, South Australia in the third quarter of 2012; and

•
Railroad construction—revenues earned by Atlas Railroad Construction (Atlas) for railroad engineering, construction, maintenance and repair, primarily in the midwestern, northeastern and southeastern United States, for short line and regional railroads, public-transit agencies and industrial customers.

Non-freight revenues represented 28.6%, 29.7% and 37.8% of our total operating revenues in the years ended December 31, 2012, 2011 and 2010, respectively. Railcar switching represented 54.0%, 52.1% and 46.5% of our total non-freight revenues in the years ended December 31, 2012, 2011 and 2010, respectively.

Customers
As of December 31, 2012, our operations served over 2,000 freight customers. Freight revenues from our 10 largest freight customers (not including RailAmerica customers) accounted for approximately 25%, 24% and 22% of our operating revenues in the years ended December 31, 2012, 2011 and 2010, respectively. Six of our 10 largest freight customers (not including RailAmerica customers) in 2012 were located in Australia. Freight revenues from RailAmerica's 10 largest freight customers accounted for approximately 13% of their operating revenues in 2012 and their largest freight customer was a company in the steel and metals industry and represented approximately 2.8% of their total revenues.
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
Commodities
Our railroads transport a wide variety of commodities. For a comparison of freight revenues, carloads and average freight revenues per carload by commodity group for the years ended December 31, 2012, 2011 and 2010, see the discussion under “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
The metals commodity group consists primarily of finished steel products such as coils, pipe, slabs and ingots as well as scrap metal.
The minerals and stone commodity group consists primarily of gypsum, salt used in highway ice control, cement, marble, sand used in fracking oil and gas wells, clay and limestone.
The chemicals and plastics commodity group consists primarily of denatured alcohol, sulfuric acid and other chemicals used in manufacturing, particularly in the paper industry.
The lumber and forest products commodity group consists primarily of export logs, finished lumber, wood pellets and wood chips used in paper manufacturing.
The petroleum products commodity group consists primarily of liquefied petroleum gas, crude oil, asphalt and diesel fuel.
The autos and auto parts commodity group consists primarily of finished automobiles and stamped auto parts.

The other commodity group consists of all freight not included in the commodity groups set forth above, such as municipal solid waste, construction and demolition debris and haulage traffic. Haulage traffic is shipped by other rail carriers, but moves over our rail lines for a fee pursuant to contractual arrangements with those carriers.
Geographic Information
For financial information with respect to each of our geographic areas, see Note 20 to our Consolidated Financial Statements set forth in “Part IV Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.
Traffic
Rail traffic shipped on our rail lines can be categorized as interline, local or overhead traffic. Interline traffic either originates or terminates with customers located along a rail line and is interchanged with other rail carriers. Local traffic both originates and terminates on the same rail line and does not involve other carriers. Overhead traffic passes over the line from one connecting rail carrier to another without the carload originating or terminating on the line. Unlike overhead traffic, interline and local traffic in North America provide us with a more stable source of revenues because this traffic represents shipments to and/or from customers located along our rail lines and is less susceptible to competition from other rail routes or other modes of transportation. However, the open access regime in Australia permits other participants in the above rail industry to compete for our existing traffic. In 2012, revenues generated from interline and local traffic constituted approximately 98% of our freight revenues.
Seasonality of Operations
Some of the commodities we carry have peak shipping seasons, either as a result of the nature of the commodity or the demand cycle for the commodity. For instance, certain agricultural and food products, like winter wheat in Canada, ship only during certain months each year.
Seasonality is also reflected in our results of operations as a result of weather patterns. Typically, we experience relatively lower revenues in North America in the first and fourth quarters of each year as the winter season and colder weather in North America tend to reduce shipments of certain products such as construction materials. In addition, due to adverse winter weather conditions, we also tend to incur higher operating costs during the first and fourth quarters. We typically initiate capital projects in North America in the second and third quarters when weather conditions are more favorable. In addition, we experience relatively lower revenues in Australia in the first quarter of each year as a result of the wet season (e.g., monsoonal rains in the Northern Territory).
Employees
As of December 31, 2012, our railroads and industrial switching locations had approximately 4,600 full time employees. Of this total, approximately 1,750 employees were union members. Our railroads have 77 contracts with unions. We are currently engaged in negotiations with respect to 17 of those agreements. We are also a party to employee association agreements covering an additional 68 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees. The Railway Labor Act (RLA) governs the labor relations of employers and employees engaged in the railroad industry in the United States. The RLA establishes the right of railroad employees to organize and bargain collectively along craft or class lines and imposes a duty upon carriers and their employees to exert every reasonable effort to make and maintain collective bargaining agreements. The Canada Labour Code and the relevant provincial labor laws govern the labor relations of employers and employees engaged in the railroad industry in Canada. The Federal Fair Work Act governs the labor relations of employers and employees engaged in the railroad industry in Australia. The RLA and foreign labor regulations contain detailed procedures that must be exhausted before a lawful work stoppage may occur. RRF is not party to any collective bargaining agreements in the Netherlands, but it is party to a collective bargaining agreement in Belgium. We believe we maintain positive working relationships with our employees.
SAFETY
Our safety program involves all employees and focuses on the prevention of accidents and injuries. Operating personnel are trained and certified in train operations, the transportation of hazardous materials, safety and operating rules and governmental rules and regulations. We also participate in safety committees of the AAR, governmental and industry sponsored safety programs and the American Short Line and Regional Railroad Association Safety Committee. G&W's consolidated FRA reportable injury frequency rate (excluding the RailAmerica railroads), as defined by the FRA as reportable injuries per 200,000 man-hours worked, was 0.48 and 0.53 in 2012 and 2011, respectively. RailAmerica's consolidated FRA reportable injury frequency rate was 1.75 and 1.93 in 2012 and 2011, respectively. On a pro forma basis, G&W's FRA reportable injury frequency rate combined with RailAmerica was 0.88 for the year ended December 31, 2012. The average injuries per 200,000 man-hours worked for all United States short line railroads in the rail industry was 3.1 in 2012 (through November) and 3.5 in 2011. We expect that the extension of G&W's safety culture to the RailAmerica railroads will be a significant focus as we integrate the RailAmerica railroads.
INSURANCE
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. RailAmerica's legacy liability and property insurance coverage will remain in place until our annual insurance renewal later in 2013, following which it is expected that all of our operations will be covered under one insurance program.
Our primary liability policies currently have self-insured retentions of up to $0.5 million per occurrence. RailAmerica's primary liability policies currently have self-insured retentions of up to $1.0 million per occurrence and prior self-insured retentions have been as high as $4.0 million per occurrence. The liability policies cover sudden releases of hazardous materials, including hazardous commodities transported by rail, and expenses related to evacuation as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. G&W's property damage policies have various self-insured retentions, which vary based on the type and location of the incident, that are currently up to $1.0 million per occurrence. RailAmerica's primary property damage policies have self-insured retentions that are currently up to $1.5 million per occurrence. The property damage policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
Employees of our United States railroads are covered by the Federal Employers’ Liability Act (FELA), a fault-based system under which claims resulting from injuries and deaths of railroad employees are settled by negotiation or litigation. FELA-related claims are covered under our liability policies. Employees of our industrial switching and railroad construction businesses are covered under workers’ compensation policies.
Employees of our Canadian railroads are covered by the applicable provincial workers’ compensation policy. Employees of our Australian operations are covered by the respective state-based workers’ compensation legislation in Australia. Employees of our European operations are covered by the workers’ compensation legislation of the Netherlands and Belgium, as applicable.
We believe our insurance coverage is adequate given our experience and the experience of the rail industry within the geographies we operate.
COMPETITION
The unique and difficult to replicate infrastructure associated with railroads is a key benefit of the industry as compared to other modes of transportation, such as trucking (which uses public highways, toll roads, etc.) and shipping (which uses river systems and ports). However, railroads compete directly with other modes of transportation, principally highway competition from trucks and, on some routes, ships, barges and pipelines. Competition is based primarily upon the rate charged and the transit time required, as well as the quality and reliability of the service provided.
In North America, a railroad typically is the only rail carrier directly serving a customer on its line, which is a key differentiating factor versus trucking and shipping. Most freight is interchanged between other railroads prior to reaching its final destination. To the extent that highway competition is involved, the degree of that competition is affected by government policies with respect to fuel and other taxes, highway tolls and permissible truck sizes and weights.

In Australia, the Netherlands and Belgium, our customers have access to other rail carriers under open access regimes so we face competition from other rail carriers in addition to competition from competing modes of transportation.
To a lesser degree, we also face competition from similar products made in other areas where we are not located, a kind of competition commonly known as “geographic competition.” For example, a paper producer may choose to increase or decrease production at a specific plant served by one of our railroads depending on the relative competitiveness of that plant as compared to its paper plants in other locations. In some instances, we face “product competition,” where commodities we transport are exposed to competition from substitutes (e.g., coal we transport can compete with natural gas as a fuel source for electricity generation).
In acquiring rail properties and making rail equipment and/or track infrastructure investments in projects, we generally compete with other railroad operators and with various financial institutions, including private equity firms, operating in conjunction with rail operators. Competition for rail properties and investment projects is based primarily upon price and the seller’s assessment of the buyer’s railroad operating expertise and financing capability. We believe our established reputation as a successful acquirer and operator of rail properties, combined with our managerial and financial resources, positions us well in a competitive acquisition and investment environment.
REGULATION
United States
In addition to environmental laws, securities laws, state and local laws and regulations generally applicable to many businesses, our United States railroads are subject to regulation by:

•	STB;

•	FRA;

•
federal agencies, including the United States Department of Transportation (DOT), Occupational Safety and Health Administration (OSHA), Mine Safety and Health Administration (MSHA) and Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

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
The STB launched wide-ranging proceedings to explore whether to expand rail regulation. The STB has not taken further action and denied a petition seeking one form of “access” regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure. Several bills were introduced in the United States Senate in early 2011 that would expand the regulatory authority of the STB and could include new antitrust provisions. Additionally, a two-year DOT study on the impacts of a possible increase in federal truck size and weight limits, which commenced in 2012, could result in subsequent federal legislation. The majority of the actions under consideration and pending are directed at Class I railroads; however, we continue to monitor these proposed bills. The outcome of these initiatives could impact regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers.
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
Canada
St. Lawrence & Atlantic Railroad (Quebec) and Ottawa Valley Railway are federally regulated railroads that fall under the jurisdiction of the Canada Transportation Agency (CTA) and Transport Canada (TC) and are subject to the Railway Safety Act. The CTA regulates construction and operation of federally regulated railways, financial transactions of federally regulated railway companies, all aspects of rates, tariffs and services and the transferring and discontinuing of the operation of railway lines. TC administers the Railway Safety Act, which ensures that federally regulated railway companies abide by all regulations with respect to engineering standards governing the construction or alteration of railway works and the operation and maintenance standards of railway works and equipment.
Quebec Gatineau Railway and Cape Breton & Central Nova Scotia Railway are subject to the jurisdiction of the provincial governments of Quebec and Nova Scotia, respectively. In addition, Huron Central Railway, Goderich-Exeter Railway and Southern Ontario Railway are subject to the jurisdiction of the provincial government of Ontario. Provincially regulated railways operate only within one province and hold a Certificate of Fitness delivered by a provincial authority. In the Province of Quebec, the Fitness Certificate is delivered by the Ministère des Transports du Quebec, while in Ontario, under the Shortline Railways Act, 1995, a license must be obtained from the Registrar of Shortline Railways. Construction, operation and discontinuance of operation are regulated, as are railway services.
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
Europe
At the European level, several directives have been issued concerning the transportation of goods by rail. These directives generally cover the development of railways, allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure and the licensing of railway undertakings. The European Union (EU) legislation also sets a framework for a harmonized approach towards railway safety. Every railway company must obtain a safety certification before it can run trains on the European network and EU Member States must set up national railway safety authorities and independent accident investigation bodies. These directives have been implemented in Dutch railway legislation such as the Railways Act and in Belgian railway legislation such as the Law on Railway Safety.
In the Netherlands, we are subject to regulation by the Ministry of Infrastructure and Environment; the Living Environment and Transport Inspectorate; the Dutch railways infrastructure manager, ProRail; and Keyrail (the Dutch railways infrastructure manager for the Betuweroute, a dedicated freight railway connecting the Port of

Rotterdam to the German border and within the Port of Rotterdam). All railways in the Netherlands must have a license and a safety certificate issued by the regulator, the Human Environment and Transport Inspectorate, part of the Netherlands Ministry of Infrastructure and Environment. A rail operator must also have a license from ProRail and/or Keyrail, the Dutch rail infrastructure authorities, to use the rail infrastructure. The Dutch Competition Authority is charged with the supervision of compliance with the European Community's directives on the development of the railways, the allocation of railway infrastructure capacity and the levying of charges for the use of railway infrastructure.
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
ENVIRONMENTAL MATTERS
Our operations are subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. In the United States, these environmental laws and regulations, which are implemented principally by the United States Environmental Protection Agency (EPA) and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes, the Clean Air Act, regulating air emissions, and the Clean Water Act, regulating water discharges. We are also indirectly affected by environmental laws that impact the operations of our customers. In Canada, environmental laws and regulations are administered at the federal level by Environment Canada and by the Ministry of Transport and comparable agencies at the provincial level. In Australia, these functions are administered primarily by the Department of Transport at the federal level and by environmental protection agencies at the state level. In the Netherlands, European, national and local laws regulating the protection of the environment are administered by the Ministry of Infrastructure and Environment and authorities at the provincial and municipal level, whereas laws regulating the transportation of hazardous goods are primarily administered by the Ministry of Infrastructure and Environment. European, national and local environmental policies are administered within the FPS Health, Food Chain Safety and Environment in Belgium.
Our Australian operations were subject to three Directions issued by the Department of Natural Resources, Environment, the Arts and Sport of the Northern Territory following the December 27, 2011 derailment of a GWA freight train in flood waters associated with Cyclone Grant. The derailment spilled freight, including copper concentrate, into the Edith River (Edith River Derailment). The Directions required us to clean up and rectify pollution, namely any and all freight that fell from the train into the Edith River, and to prevent further pollution or future harm. GWA was informed on February 4, 2013 that it is no longer subject to the Directions. Separately, the Commonwealth of Australia has acknowledged that certain portions of the leasehold and freehold land that we acquired from them and used by our Australian operations contain contamination arising from activities associated with previous operators. Consequently, the Commonwealth has carried out certain remediation work to meet existing South Australia environmental standards. Noncompliance with applicable laws and regulations may result in the imposition of fines, temporary or permanent shutdown of operations or other injunctive relief, criminal prosecution or the termination of our concession in Australia.
We believe our railroads operate in compliance with current environmental laws and regulations and agency agreements. We estimate any expenses incurred in maintaining compliance with current environmental laws and regulations will not have a material effect on our earnings or capital expenditures. We cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on our results of operations, cash flows or financial condition.
DISCONTINUED OPERATIONS
In August of 2009, we completed the sale of 100% of the share capital of Ferrocarriles Chiapas–Mayab, S.A. de C.V. (FCCM), our Mexican operating subsidiary, to Viablis, S.A. de C.V. (Viablis). The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A. (Servicios), which were classified as discontinued operations, were not material as of and for the year ended December 31, 2012. We do not expect any material adverse financial impact from Servicios. Results of our Mexican operations are included in results from discontinued operations.
AVAILABLE INFORMATION
We were incorporated in Delaware on September 1, 1977. We completed our initial public offering in June 1996, and since September 27, 2002, our Class A common stock has been listed on the New York Stock Exchange (NYSE) under the symbol GWR. Our principal executive offices and corporate headquarters are located at 66 Field Point Road, Greenwich, Connecticut 06830, and our telephone number is (203) 629-3722. We expect to relocate our current principal executive offices and corporate headquarters to a new location at 20 West Avenue, Darien, Connecticut on or about May 14, 2013.
Our Internet website address is www.gwrr.com. We make available free of charge, on or through our Internet website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after those materials are electronically filed with or furnished to the SEC. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available, free of charge, through our Internet website. Our Internet website also contains charters for each of the committees of our Board of Directors, our corporate governance guidelines and our Code of Ethics and Conduct.
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
It is difficult to predict how general global macroeconomics and business conditions will impact our business, our customers, our suppliers and freight rail transportation in general. An economic downturn or a recession that affects the countries where we operate or to where the goods we transport are exported, could negatively impact our business. While the global economy has recovered in recent years from the significant downturn in late 2008 and throughout 2009, the overall rate of global recovery experienced during 2010, 2011 and 2012 has been uneven, and uncertainty remains over the stability of the recovery. The recent economic improvements may not be broad-based or sustainable and may not enhance conditions in the markets relevant to us. For instance, in Australia, a significant portion of the commodities we transport are supporting economic growth and industrial development in Asian countries, particularly China, and a sustained slowdown in such countries could impact us. Slower growth in China, and the resulting impact on demand for, and lower prices of, natural resources could be a factor influencing decisions to delay and cancel certain mining projects in Australia. In addition, we anticipate benefiting from development of oil, natural gas and natural gas liquids from shale regions in the United States, but continued low natural gas prices could reduce such development and the benefit we could realize. Further, the United States debt ceiling and budget deficit concerns and the possibility that the United States lawmakers may be unable to effectively reduce budget deficits have increased the possibility of a new economic slowdown or recession in the United States. Moreover, the eurozone debt crisis could lead to further political and financial turmoil, and to a destabilization of financial markets and the overall financial and euro monetary system.
In addition, we are required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset's carrying amount may not be recoverable. Given the asset intensive nature of our business, weakness in the general economy increases the risk of significant asset impairment charges. A decline in current macroeconomic and financial conditions or commodity demand from economic activity and industrialization could have a material adverse effect on our operating results, financial condition and liquidity.
Our inability to acquire or integrate acquired businesses successfully or to realize the anticipated cost savings and other benefits could have adverse consequences to our business.
We may not be able to acquire or integrate acquired businesses successfully. Evaluating acquisition targets gives rise to additional costs related to legal, financial, operating and industry due diligence. In addition, acquisitions generally result in increased operating and administrative costs and, to the extent financed with debt, additional interest costs. Integrating acquired businesses, including RailAmerica, could also result in significant unexpected costs. Further, the process of acquiring businesses may be disruptive to our existing business and may cause an interruption or reduction of our business as a result of the following factors, among others:

•	loss of key employees or customers;

•
possible inconsistencies in or conflicts between standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information technology and other systems;

•	failure to maintain the safety or quality of services that have historically been provided;

•	failure to effectively integrate employees of rail lines acquired from other entities into our regional railroad culture;

•	unanticipated environmental or other liabilities;

•	failure to coordinate geographically disparate organizations; and

•	the diversion of management's attention from our day-to-day business as a result of the need to manage any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, synergies, revenue enhancements and other benefits that we expect to result from integrating acquired companies and may cause material adverse short- and long-term effects on our operating results, financial condition and liquidity.
Even if we are able to integrate the operations of acquired businesses into our operations, we may not realize the full benefits of the cost savings, synergies, revenue enhancements or other benefits that we may have expected at the time of acquisition. For example, while we expect the acquisition of RailAmerica to result in approximately $36 million of annual savings and other financial and operational benefits as described in "Part I Item I. Business" of this Annual Report, we may be unable to realize these savings or other benefits in the time frame that we expect or at all. Expected savings and benefits are frequently based on due diligence results and on extensive analyses that involve assumptions as to future events, including general business and industry conditions, the longevity of specific customer plants and factories served, the ability to negotiate acceptable contractual arrangements, including renewals of leases with Class I railroads, operating costs, competitive factors and the ongoing cost of maintaining track infrastructure, many of which are beyond our control and difficult to predict. There is no guarantee that the due diligence results will be accurate or that the Company will not discover unanticipated liabilities. Further, while we believe these analyses and their underlying assumptions are reasonable, they are estimates that are necessarily speculative in nature. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame. Also, the cost savings and other benefits from these acquisitions may be offset by unexpected costs incurred in integrating the companies, increases in other expenses or problems in the business unrelated to these acquisitions. For example, if key employees of RailAmerica depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of the acquisition of RailAmerica could be reduced or delayed. Finally, the physical conditions of the assets acquired may not materialize. Accordingly, you should not place undue reliance on our anticipated synergies.
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
Our growth strategy is based to a large extent on the selective acquisition and development of, and investment in, rail operations, both in new regions and in regions in which we currently operate. The success of this strategy will depend on, among other things:

•	the availability of suitable opportunities;

•	the level of competition from other companies;

•	our ability to value acquisition and investment opportunities accurately and negotiate acceptable terms for those acquisitions and investments;

•	our ability to identify and enter into mutually beneficial relationships with partners; and

•	the receipt of government approvals and financial constraints or other restrictions that may be specific to the particular company or asset to be acquired.
We have experienced significant growth in the past, principally through the acquisition of additional railroads. Effective management of rapid growth presents challenges, including the availability of management resources to oversee the integration and operation of the new businesses effectively, the need to expand our management team and staff when necessary, the need to enhance internal operating systems and controls and the ability to consistently achieve targeted returns on capital. These challenges are more pronounced when we experience growth in numerous geographies and on a larger scale. We may not be able to maintain similar rates of growth in the future or manage our growth effectively.

We may need additional capital to fund our acquisitions and investments. If we are unable to obtain this capital at a reasonable cost, then we may forego potential opportunities, which would impair the execution of our growth strategy.
Since January 1, 1996, we have acquired interests in 103 railroads, all of which were purchased for cash, and our growth strategy contemplates additional acquisitions. As of December 31, 2012, we had $64.8 million of cash and cash equivalents and $396.3 million of undrawn revolver capacity available for acquisitions or other activities, subject to maintaining compliance with the covenants under our credit agreement. We intend to continue to review acquisition and investment opportunities and potential purchases of railroad assets and to attempt to acquire companies and assets that meet our investment criteria. As in the past, we expect that we will pay cash for some or all of the purchase price of acquisitions and purchases that we make. In addition, from time to time we may make investments in equipment and assets to support our customers. Depending on the number of acquisitions and investments and funding requirements, we may need to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity, equity-linked or convertible debt securities, the issuance of such securities could result in dilution to our existing stockholders. If we raise additional funds through the issuance of debt securities, the terms of such debt could impose additional restrictions and costs on our operations. Additional capital, if required, may not be available on acceptable terms or at all. If we are unable to obtain additional capital, we may forego potential acquisitions, which could impair the execution of our growth strategy.
We are dependent on lease agreements with Class I railroads and other third parties for our operations, strategy and growth.
In North America, our rail operations are dependent, in part, on lease agreements with Class I railroads and third parties that allow us to operate over certain segments of track critical to our operations. We lease several railroads from Class I carriers and other third parties under long-term lease arrangements, which railroads collectively accounted for approximately 8% of our 2012 total revenues. We also own several railroads that lease portions of the track or right-of-way upon which they operate from Class I railroads and other third parties. Our ability to provide comprehensive rail services to our customers on the leased lines depends in large part upon our ability to maintain and extend these lease agreements. In addition, certain of the RailAmerica railroads we acquired are also operated pursuant to lease agreements with Class I railroads that will expire and may not be extended, which could give rise to a loss in revenues and a potential write down in the book value of our assets. Leases from Class I railroads that could expire in each of the next 10 years would represent less than 3% of our annual revenues in the year of expiration based on the estimated combined revenues of G&W and RailAmerica for the year ended December 31, 2012. For example, our revenues associated with leases from Class I railroads subject to expiration in each of the next five years would represent approximately 0.2%, 2.7%, 0.2%, 0.0% and 1.7% of our revenues in each of those years, respectively, based on the estimated combined revenues of G&W and RailAmerica for the year ended December 31, 2012. Expiration or termination of these leases or the failure of our railroads to comply with the terms of these leases could result in the loss of operating rights with respect to those rail properties and could have a material adverse effect on our operating results, financial condition and liquidity.
The loss of important customers or contracts may adversely affect our operating results, financial condition and liquidity.
Our operations served over 2,000 freight customers in 2012. Freight revenues from our 10 largest freight customers (not including RailAmerica customers) accounted for approximately 25% of our operating revenues in 2012. Six of our 10 largest freight customers in 2012 were located in Australia and accounted for approximately 15.6% of our operating revenues. In 2012, our largest freight customer was a company in the farm and food products industry and represented approximately 4.4% of our operating revenues. Freight revenues from RailAmerica's 10 largest freight customers accounted for approximately 13% of its operating revenues in 2012 and its largest freight customer was a company in the steel and metals industry and represented approximately 2.8% of its total revenues. In North America, we typically handle freight pursuant to transportation contracts between us, our connecting carriers and the customer. These contracts are in accordance with industry norms and vary in duration. These contracts establish price or, in the case of longer term contracts, a methodology for determining the price, but do not typically obligate the customer to move any particular volume. Under these contracts, freight rates and volumes are not directly linked to changes in the prices of the commodities being shipped. In Australia, a number of our customer contracts contain a combination of fixed and variable pricing, with the variable portion based on the volumes shipped. Substantial reduction in business with or loss of important customers or contracts could have a material adverse effect on our operating results, financial condition and liquidity.

Because we depend on Class I railroads and other connecting carriers for a significant portion of our operations in North America, our operating results, financial condition and liquidity may be adversely affected if our relationships with these carriers deteriorate.
The railroad industry in the United States and Canada is dominated by seven Class I carriers that have substantial market control and negotiating leverage. In 2012, approximately 87% of our total carloads in the United States and Canada were interchanged with Class I carriers. A decision by any of these Class I carriers to cease certain freight movements could have a material adverse effect on our operating results, financial condition and liquidity. The quantitative impact of such a decision would depend on which of our routes and freight movements were affected. In addition, Class I carriers also have traditionally been significant sources of business for us, as well as sources of potential acquisition candidates as they divest branch lines to smaller rail operators.
Our ability to provide rail service to customers in the United States and Canada depends in large part upon our ability to maintain cooperative relationships with connecting carriers with respect to lease arrangements, freight rates, revenue divisions, fuel surcharges, car supply, reciprocal switching, interchange and trackage rights. Deterioration in the operations of, or service provided by, those connecting carriers or in our relationship with those connecting carriers could have a material adverse effect on our operating results, financial condition and liquidity.
Certain of our capital projects may be impacted by our inability to obtain government funding.
Certain of our existing capital projects are, and certain of our future capital projects may be, partially or completely funded through government grant programs. During 2012, we obtained government funding for 55 separate projects that were partially or completely funded by United States and Canadian federal, state, provincial and municipal agencies. The spending associated with these grant-funded projects represented approximately 19% of our total capital expenditures during 2012. Government funding for projects is limited, and there is no guarantee that budget pressure at the federal, state, provincial and local level or changing governmental priorities will not eliminate funding availability. In addition, competition for government funding from other short line railroads, Class I railroads and other companies is significant, and the receipt of government funds is often contingent on the acceptance of contractual obligations that may not be strictly profit maximizing. In certain jurisdictions, the acceptance of government funds may impose additional legal obligations on our operations, such as compliance with prevailing wage requirements. If we are unable to obtain adequate government funding, we may have to defer or forgo certain capital projects, incur additional debt or use additional cash.
Our results of operations and rail structure are susceptible to severe weather conditions and other natural occurrences.
We are susceptible to adverse weather conditions, including floods, fires, hurricanes (or cyclones), tornadoes, droughts, earthquakes and other natural occurrences. For example, bad weather and natural disasters, such as blizzards in the northeastern United States and Canada and hurricanes (or cyclones) in the United States and Australia, and resulting floods, could cause a shutdown, derailment or other substantial disruption of operations, which could have a material adverse effect on our operating results, financial condition and liquidity. Even if a material adverse weather or other condition does not directly affect our operations, it can impact the operations of our customers or connecting carriers. For example:

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
We are subject to governmental regulation with respect to our railroad operations and to a variety of health, safety, security, labor, environmental and other matters by a significant number of federal, state and local regulatory authorities. In the United States, these agencies include the STB, DOT, FRA of the DOT, MSHA, OSHA, EPA, DHS and other federal and state agencies. In Australia, we are subject to both Commonwealth and state regulations. In Canada, we are subject to regulation by the CTA, TC and the regulatory departments of the provincial governments of Quebec, Ontario and Nova Scotia. In the Netherlands, we are subject to regulation by the Ministry of Transport, Public Works and Water Management, the Transport, Public Works and Water Management Inspectorate and the Dutch railways managers, ProRail and Keyrail. In Belgium, we are subject to regulation by the Federal Public Service (FPS) Mobility and Transport, the Regulatory Service for Railway Transport and for Brussels Airport Operations, which is currently hosted by FPS Mobility and Transport, and the Belgian railways infrastructure manager, Infrabel. See “Part I Item 1. Business – Regulation” for a discussion of these regulations. Our failure to comply with applicable laws and regulations could have a material adverse effect on our operating results, financial condition and liquidity.
There are various legislative and regulatory actions that have been considered in the United States in recent years, including legislation to modify the regulatory oversight of the rail industry. In addition, various proceedings have been initiated by the STB related to rail competition, interchange commitments and competitive “access”. A two-year DOT study on the impacts of a possible increase in federal truck size and weight limits also commenced in 2012, and could result in subsequent federal legislation. The majority of the actions under consideration and pending are directed at Class I railroads; however, specific initiatives being considered by Congress and the STB could expand regulation of railroad operations and prices for our rail services, which could undermine the economic viability of certain of our railroads, as well as threaten the service we are able to provide to our customers. The cost of compliance with the proposed rules and regulations could also be significant. In the other geographies in which we operate, federal, state, provincial and local regulatory authorities could change the regulatory framework (including the access regimes) or take actions without providing us with any recourse for the adverse effects that the changes or actions could have on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution and business relationships with our customers and other railroads. Significant legislative or regulatory activity could expand regulation of railroad operations and prices for rail services, which could reduce capital spending on our rail network, facilities and equipment and have a material adverse effect on our results of operations, financial condition and liquidity.
Our Senior Secured Syndicated Facility Agreement (the New Credit Agreement) contains numerous covenants that impose certain restrictions on the way we operate our business.
Our New Credit Agreement contains numerous covenants that impose restrictions on our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on capital stock or redeem, repurchase or retire capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	engage in certain transactions with affiliates;

•	create liens;

•	sell assets, including capital stock of any of our subsidiaries;

•	consolidate or merge;

•	enter into sale leaseback transactions;

•	change the business conducted by us and the guarantors;

•	change our fiscal year; and

•	enter into certain agreements containing negative pledges and upstream limitations.
Our New Credit Agreement also contains financial covenants that require us to meet financial ratios and tests. Our failure to comply with the obligations in our New Credit Agreement and other debt agreements could result in an increase in our interest expense and could give rise to events of default under the New Credit Agreement or other debt agreements, as applicable, which, if not cured or waived, could permit lenders to accelerate our indebtedness and foreclose on the assets securing such debt, if any.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under such indebtedness.
We have a significant amount of indebtedness. As of December 31, 2012, we had a total indebtedness of $1.9 billion, and we had unused commitments of $396.3 million under our New Credit Agreement (after giving effect to $3.6 million of undrawn letters of credit which reduces such availability).
Subject to the limits contained in the New Credit Agreement and our other debt instruments, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the New CreditAgreement, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.
In addition, the New Credit Agreement contains restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt and foreclosure on the assets securing such debt, if any.
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
We are also subject to geographic and product competition. A customer could shift production to a region where we do not have operations. Also, commodities that are not transported by rail could be substituted for another commodity that we transport by rail. For example, natural gas can compete with coal we transport as a fuel source for electricity generation. In either case, we could lose a source of revenues.
The extent of competition varies significantly among our railroads. Competition is based primarily upon the rate charged, the relative costs of substitutable products and the transit time required. In addition, competition is based on the quality and reliability of the service provided. Because a significant portion of our carloads in the United States and Canada involve interchange with another carrier, we have only limited control over the total price, transit time or quality of such service. It is difficult to quantify the potential impact of competition on our business, since not only each customer, but also each customer location and each product shipped from such location is subject to different types of competition. However, changes to the competitive landscape could have a material adverse effect on our operating results, financial condition and liquidity.
For information on the competition associated with the open access regimes in Australia and Europe, see “Additional Risks Associated with our Foreign Operations.”
Market and regulatory responses to climate change could adversely affect our operating costs.
Market and regulatory responses to climate change, as well as its physical impacts, could materially affect us. For example, federal, state and local laws, regulations, restrictions, caps, taxes or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs to comply with these laws and regulations to the extent they apply to our diesel locomotives, equipment, vehicles and machinery or our rail yards.
Market and regulatory responses to climate change, including the closure of coal-fired power plants we serve, climate change litigation and climate change itself could decrease demand for the commodities we transport and adversely affect our operating results, financial condition and liquidity.
Restrictions on emissions could affect our customers that use commodities that we carry to produce energy, that use significant amounts of energy in producing or delivering the commodities we carry, or that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including, for example, coal mining operations, natural gas developers and producers, coal-fired power plants, chemical producers, farmers and food producers and automakers and other manufacturers. Significant cost increases, government regulation, or changes in consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities we carry, such as by resulting in the closure of coal-fired power plants that we serve, which in turn could have a material adverse effect on our results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Finally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change including claims alleging impact of our operations on climate change. Any such market or regulatory responses or litigation, as well as physical impacts attributed to climate change and global warming, such as floods, rising sea levels and increasingly frequent and intense storms, individually or in conjunction with one or more of the impacts discussed above or other unforeseen impacts of climate change, could have a material adverse effect on our results of operations, financial condition and liquidity.

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
As a common carrier by rail, we are required to transport hazardous materials, regardless of cost or risk.
Transportation of certain hazardous materials could create catastrophic losses in terms of personal injury, property damage and environmental remediation costs and compromise critical parts of our railroads. In addition, insurance premiums charged for some or all of the coverage currently maintained by us could increase dramatically or certain coverage may not be available to us in the future if there is a catastrophic event related to rail transportation of these commodities. Also, federal regulators have previously prescribed regulations governing railroads’ transportation of hazardous materials and have the ability to put in place additional regulations. For instance, existing legislation requires pre-notification for hazardous materials shipments. Such legislation and regulations could impose significant additional costs on railroads. Additionally, regulations adopted by the DOT and the DHS could significantly increase the costs associated with moving hazardous materials on our railroads. Further, certain local governments have sought to enact ordinances banning hazardous materials moving by rail within their borders. Such ordinances could require the re-routing of hazardous materials shipments, with the potential for significant additional costs. Increases in costs associated with the transportation of hazardous materials could have a material adverse effect on our operating results, financial condition and liquidity.

The occurrence of losses or other liabilities that are either not covered by insurance or that exceed our insurance limits could materially adversely affect our operating results, financial condition and liquidity.
We have insurance coverage for losses arising from personal injury and for property damage in the event of derailments or other accidents or occurrences. Unexpected or catastrophic circumstances associated with derailments of valuable lading, accidents involving passenger trains or spillage of hazardous materials or other incidents involving our operations could cause our losses to exceed our insurance coverage limits or sub-limits. In addition, on certain of the rail lines over which we operate, freight trains are commingled with passenger trains. For instance, in Oregon, our Portland & Western Railroad operates certain passenger trains for the Tri-County Metropolitan Transportation District of Oregon and our New England Central Railroad is also used by Amtrak for passenger service in New England. Further, we operate excursion trains on behalf of third parties on certain of the rail lines over which we operate. Derailments, collisions or other incidents involving us and passenger or excursion trains could give rise to losses that exceed our insurance coverage. Also, insurance is available from only a very limited number of insurers, and we may not be able to obtain insurance protection at current levels or at all or obtain it on terms acceptable to us. Deteriorating insurance market conditions caused by global property casualties and subsequent adverse events directly and indirectly attributable to us, including such things as derailments, accidents, discharge of toxic or hazardous materials, or other like occurrences in the industry, may result in additional increases in our insurance premiums and/or our self-insured retentions, volatility in our claims' expenses and limitations to the coverage under our existing policies and could have a material adverse effect on our operating results, financial condition and liquidity. In addition, we are subject to the risk that one or more of our insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, we may not be able to restore service without a significant interruption to operations which could have a material adverse effect on our operating results, financial condition and liquidity.
Exposure to market risks, particularly changes in interest rates and foreign currency exchange rates, and hedging transactions entered into to mitigate these and other risks could adversely impact our operating results, financial condition and liquidity.
We are exposed to various market risks, including interest rate and foreign currency exchange rate risks. It is impossible to fully mitigate all such exposure and higher interest rates and unfavorable fluctuations in foreign currency exchange rates could have an adverse effect on our operating results, financial condition and liquidity. From time to time, we may use various financial instruments to reduce our exposure to certain market risks. For instance, we have entered into interest rate swaps to mitigate the risk associated with the floating interest rate payments under our New Credit Agreement. While these financial instruments reduce our exposure to market risks, the use of such instruments may ultimately limit our ability to benefit from lower interest rates or favorable foreign currency exchange rate fluctuations due to amounts fixed at the time of entering into the hedge agreement and may have significant costs associated with early termination, which could have a material adverse effect on our operating results, financial condition and liquidity.
We may be adversely affected by diesel fuel supply constraints resulting from disruptions in the fuel markets and increases in diesel fuel costs.
In 2012, G&W and RailAmerica consumed 25.2 million gallons and 15.5 million gallons of diesel fuel, respectively. Fuel availability could be affected by any limitation in the fuel supply or by any imposition of mandatory allocation or rationing regulations. If a severe fuel supply shortage arose from production curtailments, disruption of oil imports, disruption of domestic refinery production, damage to refinery or pipeline infrastructure, political unrest, war or otherwise, diesel fuel may not be readily available and may be subject to rationing regulations.
In addition, diesel fuel costs constitute a significant portion of our total operating expenses. Currently, we receive fuel surcharges and other rate adjustments to offset fuel prices. However, if Class I railroads change their policies regarding fuel surcharges, the compensation we receive for increases in fuel costs may decrease and could have a negative effect on our profitability. Costs for fuel used in operations were approximately 13% and 14% of our operating expenses for the years ended December 31, 2012 and 2011, respectively.
If diesel fuel prices increase dramatically from production curtailments, a disruption of oil imports or otherwise, these events could have a material adverse effect on our operating results, financial condition and liquidity.

We may be subject to various claims and lawsuits that could result in significant expenditures.
The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, freight loss, property damage and other matters. For example, United States job-related personal injury claims by our railroad employees are subject to FELA, which is applicable only to railroads. FELA's fault-based tort system produces results that are unpredictable and inconsistent as compared with a no-fault worker's compensation system. The variability inherent in this system could result in the actual costs of claims being very different from the liability recorded.
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
We are a party to 77 collective bargaining agreements with various labor unions in the United States, Australia, Canada and Belgium. We are currently engaged in negotiations with respect to 17 of those agreements. Approximately 1,750 of our approximately 4,600 full time employees are union members. We have also entered into employee association agreements with an additional 68 employees who are not represented by a national labor organization. GWA has a collective enterprise bargaining agreement covering the majority of its employees.
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
If we are unable to employ a sufficient number of qualified workers, or attract and retain senior leadership, our operating results, financial condition and liquidity may be materially adversely affected.
We believe that our success and our growth depend upon our ability to attract and retain skilled workers who possess the ability to operate and maintain our equipment and facilities. The operation and maintenance of our equipment and facilities involve complex and specialized processes and often must be performed in harsh and remote conditions, resulting in a high employee turnover rate when compared to many other industries. The challenge of attracting and retaining the necessary workforce is increased by the expected retirement of an aging workforce, training requirements and significant competition for specialized trades. Within the next five years, we estimate that approximately 15% of our current workforce, including employees we obtained from the recent RailAmerica acquisition, will become eligible for retirement. Many of these workers hold key operating positions, such as conductors, engineers and mechanics. In addition, the demand for workers with the types of skills we require has increased, especially from Class I railroads, which can usually offer higher wages and better benefits. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force or an increase in the wage rates that we must pay or both. In addition, if key employees of RailAmerica depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become our employees, our ability to realize the anticipated benefits of the acquisition of RailAmerica could be reduced or delayed. Finally, there can be no assurance that we will be able to attract and retain senior leadership necessary to manage and grow our business. The loss of any key personnel could require the remaining key personnel to divert immediate and substantial attention to seeking a replacement. The loss of the services of any of our senior leadership, and the inability to find a suitable replacement, could adversely affect our operating, acquisition and investment strategies. Our ability to manage all of these risks is further complicated by the geographic diversity of our operations. If any of these events were to occur, our cost structure could increase, our profit margins could decrease and our growth strategy could be impaired.

Our operations are dependent on our ability to obtain rail cars, locomotives and other critical railroad items from suppliers.
Due to the capital intensive nature and industry-specific requirements of the rail industry, there are high barriers to entry for potential new suppliers of core railroad items such as rail cars, locomotives and track materials. If the number of available rail cars is insufficient or if the cost of obtaining these rail cars either through lease or purchase increases, we might not be able to obtain rail cars on favorable terms, or at all, and shippers may seek alternate forms of transportation. As of January 1, 2013, according to the AAR, approximately 21% of the North American railcar fleet was in storage. In some cases we use third-party locomotives to provide transportation services to our customers and such locomotives may not be available. Without these third-party locomotives, we would need to invest additional capital in locomotives. Even if purchased, there is no guarantee that locomotives would be available for delivery without significant delay. For example, in Australia the availability of new locomotives is limited, with long lead times for delivery. Additionally, we compete with other industries for available capacity and raw materials used in the production of certain track materials, such as rail and ties. Changes in the competitive landscapes of these limited-supplier markets could result in equipment shortages that could have a material adverse effect on our operating results, financial condition and liquidity in a particular year or quarter and could limit our ability to support new projects and achieve our growth strategy.
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
Our operations in Australia, Canada and Europe accounted for 33%, 9%, and 2% of our consolidated operating revenues, respectively, for the year ended December 31, 2012. On a pro forma basis after giving effect to the acquisition of RailAmerica, our operations in Australia, Canada and Europe accounted for 19%, 8% and 1% of our long-lived assets, respectively, as of December 31, 2012. The results of operations of our foreign entities are maintained in the local currency (the Australian dollar, the Canadian dollar and the Euro) and then translated into United States dollars at the applicable exchange rates for inclusion in our consolidated financial statements. As a result, any appreciation or depreciation of these currencies against the United States dollar can impact our results of operations. The financial statements of the Company’s foreign subsidiaries are prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. The exchange rates between these currencies and the United States dollar have fluctuated significantly in recent years and may continue to do so in the future.
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
Through our subsidiaries in Australia, we have entered into long-term concession and/or lease agreements with governmental authorities in the Northern Territory and South Australia. Our concession agreement for the Tarcoola to Darwin rail line expires in 2054 and our lease agreement for our other South Australia rail lines expires in 2047. If our concession or lease agreements expire, we will no longer act as the below rail access provider, but will still be permitted to participate in the above rail market. These concession and lease agreements are subject to a number of conditions, including those relating to the maintenance of certain standards with respect to service, price and the environment. These concession and lease agreements also typically carry with them a commitment to maintain the condition of the railroad and to make a certain level of capital expenditures, which may require capital expenditures that are in excess of our projections. Our failure to meet these commitments under the long-term concession and lease agreements could result in the termination of those concession or lease agreements. The termination of any concession or lease agreement could result in the loss of our investment relating to that concession or lease agreement. Further, the expiration of these agreements and the end of their term would result in the loss of the associated revenues and income. Either of these events could have a material adverse effect on our operating results, financial condition and liquidity.
Open access regimes in Australia and Europe could lead to additional competition for rail services and decreased revenues and profit margins.
The legislative and regulatory framework in Australia allows third-party rail operators to gain access to our Australian railway infrastructure and also governs our access to track owned by others. The Netherlands and Belgium also have open access regimes that permit third-party rail operators to compete for the business of RRF, our subsidiary in the Netherlands. There are limited barriers to entry to preclude a current or prospective rail operator from approaching our customers and seeking to capture their business. The loss of our customers to competitors could result in decreased revenues and profit margins, which could have a material adverse effect on our operating results, financial condition and liquidity.

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
Our operating subsidiaries in Australia, the Netherlands and Belgium hold safety accreditations that are required in order for them to provide freight rail services. Continued maintenance of our safety accreditation in Australia is a requirement under our concession deeds and some customer contracts. These safety accreditations are essential for us to conduct our business and are subject to removal. Following significant derailments, the government entities responsible for oversight of rail safety frequently perform investigations. Any loss of, failure to maintain or inability to renew, rail safety accreditations necessary to carry on rail operations in any jurisdiction, or any changes in government policy and legal or regulatory oversight, including changes to the rail safety regulatory regime, could have a material adverse effect on our business, operational performance and financial results.
Changes to the mining tax regime in Australia could have a negative impact on our existing customers and the prospects for new customer initiatives underway.
The Australian Government approved a new Minerals Resource Rent Tax (MRRT) that was effective as of July 1, 2012. The MRRT is a tax on profits generated from the exploitation of certain non-renewable resources in Australia. The implementation of the MRRT could result in an increase in operating costs for mining assets based in Australia. The tax could also have an adverse effect on our Australian operations by reducing the volume of commodities mined in Australia for us to transport, as well as by reducing levels of demand for Australian commodities and our transportation of those commodities. Consequently, the introduction of the MRRT could have a material adverse effect on our operating results and financial condition.
RISKS RELATED TO TAXATION
Our ability to use RailAmerica's Section 45G tax credit carryforwards and net operating loss carryforwards may be subject to limitation due to a change in the ownership of its stock.
As of December 31, 2012, RailAmerica had tax benefits totaling approximately $135.9 million of Section 45G tax credit carryforwards and federal net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation's ability to use its pre-change net operating loss carryforwards and other tax attributes to offset its post-change income may be limited and may result in a partial or full write down of the related deferred tax assets. An ownership change is defined generally for these purposes as a greater than 50% change in ownership over a three-year period, taking into account shareholders that own 5% or more by value of our common stock. While we currently believe it is more likely than not that we will be able to utilize these tax attributes, our acquisition of RailAmerica may limit our ability to use RailAmerica's net operating loss carryforwards and other tax attributes to reduce our future tax liabilities.

The United States Short Line Tax Credit expires on December 31, 2013. As a result, our effective tax rate in 2014 will be higher if the credit is not extended.
Since 2005, we have benefited from the effects of the United States Short Line Tax Credit, which is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. On January 2, 2013, the Short Line Tax Credit (which had previously expired on December 31, 2011) was extended for 2012 and 2013. The most recent extension of the Short Line Tax Credit only extended the credit through December 31, 2013. If the Short Line Tax Credit is not extended for additional tax years, the loss of the credit will increase our effective tax rate and reduce our reported earnings per share.

If the earnings of our controlled foreign subsidiaries were required to be distributed, our effective tax rate could be higher.
We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files appropriate income tax returns in each of their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of our controlled foreign subsidiaries. The amount of those earnings was $251.4 million as of December 31, 2012. Although it is our current intention to fully utilize those earnings in the operations of our controlled foreign subsidiaries, if the earnings were required to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, and could result in a higher effective tax rate for us, thereby reducing our earnings. See “Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Repatriation” for additional information.
Non-U.S. holders who own or owned more than a certain ownership threshold may be subject to United States federal income tax on gains realized on the disposition of the shares of Class A common stock.
It is possible that we are a United States real property holding corporation currently or will become one in the future for United States federal income tax purposes. If we are or become a United States real property holding corporation, so long as Class A common stock continues to be regularly traded on an established securities market, only a non-U.S. holder (i.e., a holder that is not a United States citizen or resident, a corporation organized under the laws of the United States or any state thereof and certain trusts and estates) who holds or held (at any time during the shorter of the five year period preceding the date of disposition or the holder's holding period) more than 5% of Class A common stock will be subject to United States federal income tax on the disposition of Class A common stock. Non-U.S. holders should consult their own tax advisors concerning the consequences of disposing of shares of our Class A common stock.

ITEM 1B.     Unresolved Staff Comments.
None.
ITEM 2.     Properties.
Genesee & Wyoming, through our subsidiaries, currently has interests in 111 freight railroads. Of these, 109 are short line railroads and one is a regional freight railroad, including 101 located in the United States, seven located in Canada, one located in Australia and one located in the Netherlands and Belgium. We also operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. These rail properties typically consist of the track and the underlying land. Real estate adjacent to the railroad rights-of-way is generally owned by others, and our holdings of such real estate are not material. Similarly, sellers typically retain mineral rights and rights to grant fiber optic and other easements in the properties acquired by us. Several of our railroads are operated under leases or operating licenses in which we do not assume ownership of the track or the underlying land.
Our railroads operate over approximately 14,700 miles of track that is owned, jointly owned or leased by us, which includes the Tarcoola to Darwin rail line that we manage under a concession agreement that expires in 2054. Several of our railroads are operated pursuant to lease agreements that will expire and may not be extended in the next few years. Leases from Class I railroads that could expire in each of the next 10 years would represent less than 3% of our annual revenues in the year of expiration based on the estimated combined revenues of G&W and RailAmerica for the year ended December 31, 2012. For additional information on these lease expirations see "Item 1A. Risk Factors" of this Annual Report. We also operate, through various trackage and operating rights agreements, over 3,270 additional miles of track that is owned or leased by others under contractual track access arrangements. The track miles listed below exclude 1,774 miles of sidings and yards located in the United States (1,544 miles), Canada (159 miles) and Australia (71 miles), as well as track miles owned by others, but available to us, under open access regimes in Australia, the Netherlands and Belgium. In addition, during 2013 we expect to record mortgages on many of the owned properties described in the table below as additional security for our outstanding obligations under our New Credit Agreement.
The following table sets forth certain information as of December 31, 2012, with respect to our railroads:

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
NORTH AMERICAN AND EUROPEAN OPERATIONS
UNITED STATES:
Genesee and Wyoming Railroad Company (GNWR) New York (1)	1899	27	Owned
The Dansville and Mount Morris Railroad Company (DMM) New York (1)	1985	8	Owned
Rochester & Southern Railroad, Inc. (RSR) New York (1)	1986	58	Owned
Louisiana & Delta Railroad, Inc. (LDRR) Louisiana	1987	86	Owned/Leased
Buffalo & Pittsburgh Railroad, Inc. (BPRR) New York, Pennsylvania (2) (3) (4)	1988	368	Owned/Leased
Allegheny & Eastern Railroad, LLC (ALY) Pennsylvania (2)	1992	128	Owned
Bradford Industrial Rail, Inc. (BR) Pennsylvania (3)	1993	4	Owned
Willamette & Pacific Railroad, Inc. (WPRR) Oregon	1993	178	Leased
Portland & Western Railroad, Inc. (PNWR) Oregon	1995	288	Owned/Leased
Pittsburg & Shawmut Railroad, LLC (PS) Pennsylvania (4)	1996	108	Owned
Illinois & Midland Railroad, Inc. (IMRR) Illinois	1996	97	Owned
Commonwealth Railway, Incorporated (CWRY) Virginia	1996	24	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Talleyrand Terminal Railroad Company, Inc. (TTR) Florida	1996	2	Leased
Corpus Christi Terminal Railroad, Inc. (CCPN) Texas	1997	42	Leased
Golden Isles Terminal Railroad, Inc. (GITM) Georgia	1998	13	Owned/Leased
Savannah Port Terminal Railroad, Inc. (SAPT) Georgia	1998	18	Leased
South Buffalo Railway Company (SB) New York	2001	54	Owned/Leased
St. Lawrence & Atlantic Railroad Company (SLR) Maine, New Hampshire, Vermont	2002	143	Owned
York Railway Company (YRC) Pennsylvania	2002	42	Owned
Utah Railway Company (UTAH) Utah	2002	41	Owned
Salt Lake City Southern Railroad Company, Inc. (SLCS) Utah	2002	2	Owned
Chattahoochee Industrial Railroad (CIRR) Georgia	2003	15	Owned
Arkansas Louisiana & Mississippi Railroad Company (ALM) Arkansas, Louisiana	2003	53	Owned
Fordyce and Princeton R.R. Co. (FP) Arkansas	2003	57	Owned
Tazewell & Peoria Railroad, Inc. (TZPR) Illinois	2004	24	Leased
Golden Isles Terminal Wharf (GITW) Georgia	2004	6	Owned
First Coast Railroad Inc. (FCRD) Florida, Georgia	2005	32	Leased
AN Railway, L.L.C. (AN) Florida	2005	96	Leased
Atlantic & Western Railway, Limited Partnership (ATW) North Carolina	2005	10	Owned
The Bay Line Railroad, L.L.C. (BAYL) Alabama, Florida	2005	108	Owned
East Tennessee Railway, L.P. (ETRY) Tennessee	2005	4	Owned/Leased
Galveston Railroad, L.P. (GVSR) Texas	2005	39	Leased
Georgia Central Railway, L.P. (GC) Georgia	2005	171	Owned/Leased
KWT Railway, Inc. (KWT) Kentucky, Tennessee	2005	69	Owned
Little Rock & Western Railway, L.P. (LRWN) Arkansas	2005	79	Owned
Meridian & Bigbee Railroad, L.L.C. (MNBR) Alabama, Mississippi	2005	147	Owned/Leased
Riceboro Southern Railway, LLC (RSOR) Georgia	2005	18	Leased
Tomahawk Railway, Limited Partnership (TR) Wisconsin	2005	6	Owned
Valdosta Railway, L.P. (VR) Georgia	2005	10	Owned
Western Kentucky Railway, L.L.C. (WKRL) Kentucky	2005	—	Owned
Wilmington Terminal Railroad, Limited Partnership (WTRY) North Carolina	2005	17	Leased
Chattahoochee Bay Railroad, Inc. (CHAT) Georgia	2006	26	Owned
Maryland Midland Railway, Inc. (MMID) Maryland	2007	70	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Chattooga & Chickamauga Railway Co. (CCKY) Georgia	2008	49	Leased
Luxapalila Valley Railroad, Inc. (LXVR) Alabama, Mississippi	2008	34	Owned
Columbus and Greenville Railway Company (CAGY) Mississippi	2008	151	Owned
The Aliquippa & Ohio River Railroad Co. (AOR) Pennsylvania	2008	6	Owned
The Columbus & Ohio River Rail Road Company (CUOH) Ohio	2008	247	Owned/Leased
The Mahoning Valley Railway Company (MVRY) Ohio	2008	6	Owned
Ohio Central Railroad, Inc. (OHCR) Ohio	2008	70	Owned/Leased
Ohio and Pennsylvania Railroad Company (OHPA) Ohio	2008	3	Owned
Ohio Southern Railroad, Inc. (OSRR) Ohio	2008	18	Owned
The Pittsburgh & Ohio Central Railroad Company (POHC) Pennsylvania	2008	35	Owned
The Warren & Trumbull Railroad Company (WTRM) Ohio	2008	4	Leased
Youngstown & Austintown Railroad Inc. (YARR) Ohio	2008	5	Leased
The Youngstown Belt Railroad Company (YB) Ohio	2008	14	Owned
Georgia Southwestern Railroad, Inc. (GSWR) Georgia	2008	231	Owned/Leased
Arizona Eastern Railway Company (AZER) Arizona, New Mexico	2011	200	Owned
Hilton & Albany Railroad, Inc, (HAL) Georgia	2011	56	Leased
Columbus & Chattahoochee Railroad, Inc. (CCH) Alabama	2012	26	Leased
Alabama & Gulf Coast Railway LLC (AGR) Alabama, Mississippi, Florida	2012	284	Owned/Leased
Arizona & California Railroad Company (ARZC) Arizona, California	2012	190	Owned
Bauxite & Northern Railway Company (BXN) Arkansas	2012	5	Owned
California Northern Railroad Company (CFNR) California	2012	210	Leased
Carolina Piedmont Railroad (CPDR) South Carolina	2012	47	Owned
Cascade and Columbia River Railroad Company (CSCD) Washington	2012	131	Owned
Central Oregon & Pacific Railroad, Inc. (CORP) Oregon, California	2012	305	Owned/Leased
The Central Railroad Company of Indiana (CIND) Indiana, Ohio	2012	82	Owned
Central Railroad Company of Indianapolis (CERA) Indiana	2012	43	Owned/Leased
Chesapeake and Albermarle Railroad (CA) North Carolina, Virginia	2012	66	Leased
Chicago, Fort Wayne & Eastern Railroad (CFE) Indiana, Ohio	2012	281	Owned/Leased
Conecuh Valley Railway, L.L.C. (COEH) Alabama	2012	13	Owned
Connecticut Southern Railroad, Inc. (CSO) Connecticut	2012	79	Owned/Leased
Dallas, Garland & Northeastern Railroad, Inc. (DGNO) Texas	2012	168	Owned/Leased

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Eastern Alabama Railway, LLC (EARY) Alabama	2012	26	Owned
Grand Rapids Eastern Railroad (GR) Michigan	2012	21	Owned
Huron and Eastern Railway Company, Inc. (HESR) Michigan	2012	306	Owned/Leased
Indiana & Ohio Railway Company (IORY) Indiana, Ohio, Michigan	2012	469	Owned/Leased
Indiana Southern Railroad, LLC (ISRR) Indiana	2012	166	Owned
Kiamichi Railroad Company L.L.C. (KRR) Oklahoma, Arizona, Texas	2012	231	Owned
Kyle Railroad Company (KYLE) Colorado, Kansas	2012	505	Owned/Leased
Marquette Rail LLC (MQT) Michigan	2012	128	Leased
The Massena Terminal Railroad Company (MSTR) New York	2012	3	Owned
Michigan Shore Railroad, Inc. (MS) Michigan	2012	4	Owned
Mid-Michigan Railroad, Inc. (MMRR) Michigan	2012	83	Owned/Leased
Missouri & Northern Arkansas Railroad Company, Inc. (MNA) Arizona, Missouri, Kansas	2012	483	Owned/Leased
New England Central Railroad, Inc. (NECR) Vermont, New Hampshire, Massachusetts, Connecticut	2012	324	Owned
North Carolina & Virginia Railroad Company L.L.C. (NCVA) North Carolina, Virginia	2012	53	Owned
Otter Tail Valley Railroad Company, Inc. (OTVR) Minnesota	2012	67	Owned
Point Comfort & Northern Railway Company (PCN) Texas	2012	14	Owned
Puget Sound & Pacific Railroad (PSAP) Washington	2012	135	Owned/Leased
Rockdale, Sandow & Southern Railroad Company (RSS) Texas	2012	4	Owned
San Diego & Imperial Valley Railroad Company, Inc. (SDIY) California	2012	1	Leased
San Joaquin Valley Railroad Co. (SJVR) California	2012	297	Owned/Leased
South Carolina Central Railroad Company, LLC (SCRF) South Carolina	2012	28	Owned
Texas Northeastern Railroad (TNER) Texas	2012	67	Leased
Three Notch Railway, L.L.C. (TNHR) Alabama	2012	34	Owned
Toledo, Peoria & Western Railway Corp. (TPW) Illinois, Indiana	2012	178	Owned/Leased
Ventura County Railroad Company (VCRR) California	2012	9	Leased
Wellsboro & Corning Railroad, LLC (WCOR) Pennsylvania, New York	2012	35	Leased
Wiregrass Central Railway, L.L.C. (WGCR) Alabama	2012	20	Owned

CANADA:
Huron Central Railway Inc. (HCRY) Ontario	1997	173	Owned/Leased
Quebec Gatineau Railway Inc. (QGRY) Quebec	1997	303	Owned/Leased
St. Lawrence & Atlantic Railroad (Quebec) Inc. (SLQ) Quebec	2002	95	Owned

RAILROAD AND LOCATION	YEAR ACQUIRED	TRACK MILES	STRUCTURE
Cape Breton & Central Nova Scotia Railway Limited (CBNS) Nova Scotia	2012	242	Owned
Goderich-Exeter Railway Company Limited (GEXR) Ontario	2012	184	Owned/Leased
Ottawa Valley Railway (OVR) Ontario, Quebec	2012	157	Leased
Southern Ontario Railway (SOR) Ontario	2012	46	Leased

EUROPE:
Rotterdam Rail Feeding, B.V. (RRF)	2008	—	Open Access

AUSTRALIAN OPERATIONS
AUSTRALIA:
Genesee & Wyoming Australia Pty Ltd (GWA)	2006	791	Leased/Open Access
GWA (North) Pty Ltd (GWA North)	2010	1,395	Leased/Open Access
(1) The GNWR and DMM are now operated by RSR
(2) ALY merged with BPRR in January 2004
(3) BR merged with BPRR in January 2004
(4) PS merged with BPRR in January 2004
EQUIPMENT
As of December 31, 2012, our rolling stock, including the rolling stock we obtained as a result of the recent RailAmerica acquisition, consisted of 1,055 locomotives, of which 873 were owned and 182 were leased, and 22,336 rail cars, of which 4,025 were owned and 18,311 were leased. A breakdown of the types of rail cars owned and leased by our continuing operations is set forth in the table below:

	Owned	Leased	Total
Rail Cars by Car Type:
Box	949	9,146	10,095
Hoppers	1,157	1,223	2,380
Flats	919	1,311	2,230
Covered hoppers	377	2,262	2,639
Gondolas	375	4,251	4,626
Tank cars	21	117	138
Maintenance of way	194	—	194
Crew cars	22	1	23
Other	11	—	11
	4,025	18,311	22,336
ITEM 3.     Legal Proceedings.
In connection with our acquisition of RailAmerica, five putative stockholder class action lawsuits were filed in 2012, three in the Court of Chancery of the State of Delaware (Delaware Court) and two in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida, Civil Division (Florida Circuit Court), against RailAmerica, the RailAmerica directors and Genesee & Wyoming.

The two lawsuits filed in the Florida Circuit Court alleged, among other things, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to Genesee & Wyoming via an allegedly flawed process and failed to obtain the best financial and other terms and that RailAmerica and Genesee & Wyoming aided and abetted those alleged breaches of duty. The complaints requested, among other relief, an order to enjoin consummation of the merger and attorneys' fees. On July 31, 2012, plaintiffs in the Florida actions filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs and appoint lead counsel in the proposed consolidated action. Plaintiffs in the Florida actions also filed an emergency motion for expedited proceedings on August 7, 2012 and an amended complaint on August 8, 2012, which included allegations that the information statement filed by RailAmerica on August 3, 2012, omitted material information about the proposed merger. On August 17, 2012, the parties in the Florida actions submitted a stipulation for expedited proceedings, which the Florida Circuit Court ordered on August 20, 2012.
The three lawsuits filed in Delaware Court named the same defendants, alleged substantially similar claims, and sought similar relief as the Florida actions. The parties to the Delaware actions submitted orders of dismissal in November 2012, which the Delaware Court has granted.
On December 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we and the other parties to the Florida actions executed a Stipulation and Agreement of Compromise, Settlement and Release to settle all related claims. The settlement is not material and is subject to, among other things, final approval by the Florida Circuit Court. On January 28, 2013, the Florida Circuit Court gave preliminary approval of the settlement and scheduled a hearing on final approval of the settlement for May 15, 2013.
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

PART II
ITEM 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Market Information
Our Class A common stock publicly trades on the NYSE under the trading symbol “GWR”. The tables below present quarterly information on the price range of our Class A common stock. This information indicates the high and low closing sales prices for each recent fiscal quarter reported by the New York Stock Exchange. Our Class B common stock is not publicly traded.

Year Ended December 31, 2012	High	Low
4th Quarter	$76.28	$67.32
3rd Quarter	$67.92	$52.27
2nd Quarter	$58.15	$48.08
1st Quarter	$66.09	$54.56
Year Ended December 31, 2011	High	Low
4th Quarter	$61.81	$45.47
3rd Quarter	$60.43	$45.19
2nd Quarter	$61.98	$53.86
1st Quarter	$58.45	$50.80
Number of Holders
On February 25, 2013, there were 273 Class A common stock record holders and 18 Class B common stock record holders.
Dividends
We did not pay cash dividends to our common stockholders in the years ended December 31, 2012 and 2011. We do not intend to pay cash dividends to our common stockholders for the foreseeable future and intend to retain earnings, if any, for future operation and expansion of our business. Any determination to pay dividends to our common stockholders in the future will be at the discretion of our Board of Directors and, subject to applicable law and any restrictions contained in our credit agreement.
In accordance with the Carlyle Group Investment Agreement, we paid $4.4 million of Series A-1 Preferred Stock dividends in 2012. On February 13, 2013, we converted the $350.0 million of Series A-1 Preferred Stock with a 5% coupon, issued to The Carlyle Group, into 5,984,232 shares of G&W Class A common stock.
For more information on contractual restrictions on our ability to pay dividends, see “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement.”
Securities Authorized for Issuance Under Equity Compensation Plans
See “Part III Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about securities authorized for issuance under our equity compensation plan.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

2012	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31	3,284	$69.67	—	—
November 1 to November 30	588	72.15	—	—
December 1 to December 31	30,262	75.11	—	—
Total	34,134	$74.54	—	—
(1) The 34,134 shares acquired in the three months ended December 31, 2012 represent Class A common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards made under our Second Amended and Restated 2004 Omnibus Incentive Plan.

ITEM 6.     Selected Financial Data.
The following selected consolidated income statement and consolidated balance sheet data of Genesee & Wyoming as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, are derived from our consolidated financial statements. Historical information has been reclassified to conform to the presentation of noncontrolling interest. All of the information should be read in conjunction with the consolidated financial statements and related notes included in “Part IV Item 15. Exhibits, Financial Statement Schedules” and “Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
Because of variations in the structure, timing and size of acquisitions and dispositions, our results of operations in any reporting period may not be directly comparable to our results of operations in other reporting periods. For financial information with respect to our principles of consolidation and basis of presentation, see Note 2 to our Consolidated Financial Statements, and for a complete description of our most recent acquisitions and dispositions, see Note 3 to our Consolidated Financial Statements, in each case, included within “Part IV Item 15. Exhibits, Financial Statement Schedules” of this Annual Report.

	Year Ended December 31,
	2012 (1)	2011 (2)		2010 (3)	2009 (4)	2008 (5)
	(In thousands, except per share amounts)
INCOME STATEMENT DATA:
Operating revenues	$874,916	$829,096		$630,195	$544,866	$601,984
Operating expenses:
RailAmerica acquisition-related costs	18,592	—		—	—	—
RailAmerica integration costs	11,452	—		—	—	—
All other operating expenses	654,550	637,317		499,785	445,544	486,053
Income from operations	190,322	191,779		130,410	99,322	115,931
Gain on sale of investments	—	907		—	391	—
Interest income	3,725	3,243		2,397	1,065	2,093
Interest expense	(62,845)	(38,617)		(23,147)	(26,902)	(20,610)
Contingent forward sale contract mark-to-market expense	(50,106)	—	—	—	—	—
Other income/(expense), net	2,300	712		(827)	2,115	470
Income from continuing operations before income taxes	83,396	158,024		108,833	75,991	97,884
Provision for income taxes	(46,402)	(38,531)		(30,164)	(15,916)	(24,909)
Income from equity investment in RailAmerica, net	15,557	—		—	—	—
Income from continuing operations, net of tax	52,551	119,493		78,669	60,075	72,975
(Loss)/income from discontinued operations, net of tax	(118)	(9)		2,591	1,398	(501)
Net income	52,433	119,484		81,260	61,473	72,474
Series A-1 Preferred Stock dividend	4,375	—		—	—	—
Less: Net income attributable to noncontrolling interest	—	—		—	(146)	(243)
Net income available to common stockholders	$48,058	$119,484		$81,260	$61,327	$72,231
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$1.13	$2.99		$2.02	$1.66	$2.28
Basic earnings per common share from discontinued operations	—	—		$0.07	—	—
Weighted average shares—Basic	42,693	39,912		38,886	36,146	31,922
Diluted earnings per share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per share from continuing operations	$1.02	$2.79		$1.88	$1.54	$2.00
Diluted (loss)/earnings per common share from discontinued operations	—	—		$0.06	—	—
Weighted average shares—Diluted	51,316	42,772		41,889	38,974	36,348
BALANCE SHEET DATA AT YEAR-END:
Total assets	$5,226,115	$2,294,157		$2,067,560	$1,697,032	$1,587,281
Long-term debt and capital leases (excluding portion due within one year)	$1,770,566	$569,026		$475,174	$421,616	$535,231
Series A-1 Preferred Stock	$399,524	$—		$—	$—	$—
Equity	$1,494,937	$960,634		$817,240	$688,877	$479,414

(1)
On October 1, 2012, we acquired 100% of RailAmerica for approximately $2.0 billion (equity purchase price of approximately $1.4 billion, or $27.50 per share, plus the payoff of RailAmerica's debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in our consolidated balance sheet at December 31, 2012.

(2)	On September 1, 2011, we acquired the stock of AZER with net assets of $90.3 million.

(3)
On December 1, 2010, we acquired $320.0 million of net assets from FreightLink. In 2010, we incurred $28.2 million of acquisition-related expenses charged to earnings related to this transaction. In addition, we reversed $2.3 million of accrued restructuring expense related to our Huron Central Railway Inc. (HCRY).

(4)
In 2009, we acquired the 12.6% interest in Maryland Midland Railway, Inc. that we did not already own for $4.4 million. In addition, with respect to HCRY, we recorded a non-cash write-down of non-current assets of $6.7 million and $2.3 million of restructuring expense, which were partially offset by a tax benefit of $3.6 million.

(5)
In 2008, we acquired 100% of the equity interests in Summit View, Inc., the parent company of 10 short line railroads known as the Ohio Central Railway System (OCR), with net assets of $227.8 million; CAGY Industries, Inc., the parent company of three short line railroads, with net assets of $107.2 million; Rotterdam Rail Feeding B.V. in the Netherlands with net assets of $23.6 million; and Georgia Southwestern Railroad, Inc. with net assets of $17.1 million.

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report. Our consolidated financial statements were determined in accordance with accounting principles generally accepted in the United States (U.S. GAAP). G&W acquired RailAmerica on October 1, 2012.  However, the shares of RailAmerica were held in a voting trust while the STB considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in our consolidated balance sheet at December 31, 2012. Therefore, unless specifically identified to the contrary, references to income statement line items, such as revenues and expenses, do not include RailAmerica. We have included separate disclosure of RailAmerica income statement line items to the extent we believe such context is warranted. Because of the significance of charges related to the RailAmerica acquisition and other matters described herein, in addition to disclosing results for the years ended December 31, 2012 and 2011, respectively, that are determined in accordance with U.S. GAAP, we also disclose non-GAAP financial measures that exclude these charges from income from continuing operations, net income, diluted earnings per share, operating income and operating ratio. We are presenting non-GAAP financial measures excluding these items because we believe it is useful for investors in assessing our financial results compared with the same period in the prior year. Within the text, in connection with each non-GAAP financial measure presented, we have presented the most directly comparable financial measure calculated in accordance with U.S. GAAP and have provided a reconciliation of the differences between the non-GAAP financial measure with its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP.
Outlook for 2013
Safety
Operating a safe railroad benefits our employees, our customers, our shareholders and the communities we serve. We have led the railroad industry in safety for the past four years and our goal for 2013 is continuous improvement in safety and a consolidated injury frequency ratio of 0.45 reportable injuries per 200,000 man hours. We have a significant challenge and opportunity as we integrate the RailAmerica railroads and implement our safety culture, with the ultimate goal of having zero injuries.
Financial Expectations
North America and Europe - We expect that the most significant impact on our financial results in 2013 will be the acquisition of RailAmerica. Primarily as a result of the acquisition, we anticipate revenues from our North America and Europe reporting segment to increase significantly in 2013. In addition to the impact of the RailAmerica acquisition, we expect growth in our same railroad freight revenues due to increases in traffic across most of our commodity groups. In particular, we anticipate growth in petroleum products traffic due to new crude oil and natural gas liquids customers. We expect coal traffic to remain stable and agricultural products traffic to decrease due to the impact of drought on the 2012 United States grain harvest.
Australia - We expect revenue and operating income growth from the continued ramp up of our new standard gauge iron ore service that commenced in the fourth quarter of 2012. We also anticipate the delivery of new narrow gauge locomotives in the first quarter of 2013 and the expansion of our narrow gauge iron ore service in the second quarter of 2013, which is expected to improve our Australian financial results. We expect our intermodal revenues to increase in 2013 as a result of a reduction in slow orders on the track, increased operational efficiency and new business, as well as the non-recurrence of the disruptions caused by the Edith River Bridge incident in late December 2011.
Capital Plan
We expect to make capital investments totaling approximately $255 million in 2013. Of this total, $145 million is planned for ongoing railroad track and equipment capital, $20 million is planned for matching capital spending associated with government grant funded projects in eight of our North American operating regions (all except for Mountain West) and $17 million is planned for specific 2013 projects, including certain track upgrades and locomotive lease buyouts. In addition, we expect to spend $73 million on business development related capital, primarily new locomotives for our operations in Australia, the construction of a new rail spur in Canada and track improvements in the United States.

United States Short Line Tax Credit
An extension of the Short Line Tax Credit for the 2012 and 2013 tax years was passed in January 2013. As a result, our 2013 financial results will include the tax credits for both the 2012 and 2013 tax years. We expect the extension of the Short Line Tax Credit to produce book income tax benefits of approximately $35 million and $25 million, respectively, for fiscal years 2012 and 2013. Because the extension became law in 2013, the 2012 impact will be recorded in the first quarter of 2013.
Corporate and Business Development
In addition to the integration of the RailAmerica acquisition, we will continue to work on a number of potential projects located across the geographic markets in which we currently operate. For example, in Australia and Canada, we will continue to work on additional bulk minerals export projects. In the United States, opportunities to acquire additional short line railroads are numerous. In addition, we expect with the expanded rail footprint provided by the RailAmerica acquisition, we will increase our industrial development focus with the goal of adding new customers and/or facilities to our railroads. Specific areas of focus will be on shale oil and gas related projects as well as on additional energy and industrial projects related to coal, wood pellets and biomass. In addition, we may explore acquisitions in countries or markets in which we do not operate currently.
Overview
We own and operate short line and regional freight railroads and provide railcar switching and other rail-related services in the United States, Australia, Canada, the Netherlands and Belgium. In addition, we operate the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. Our operations currently include 111 railroads organized into 11 regions, with approximately 14,700 miles of owned and leased track and 3,270 additional miles under track access arrangements. In addition, we provide rail service at 35 ports in North America, Australia and Europe and perform contract coal loading and railcar switching for industrial customers.
On October 1, 2012, we completed the acquisition of RailAmerica for approximately $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in our consolidated balance sheet at December 31, 2012. For additional information regarding RailAmerica, see "—Changes in Operations" and "—RailAmerica Equity Method Investment" below.
RailAmerica, owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the acquisition date.
Net income in the year ended December 31, 2012 was $52.4 million, compared with net income of $119.5 million in the year ended December 31, 2011. Excluding the impact of the significant items listed in the table below of $77.3 million that primarily relate to the RailAmerica acquisition for the year ended December 31, 2012 and significant items listed in the table below of $13.9 million for the year ended December 31, 2011, net income in the year ended December 31, 2012 would have been $129.7 million, compared with net income of $105.6 million in the year ended December 31, 2011.
Our diluted earnings per share (EPS) from continuing operations attributable to our common stockholders in the year ended December 31, 2012 were $1.02 with 51.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations attributable to our common stockholders of $2.79 with 42.8 million weighted average shares outstanding in the year ended December 31, 2011. Excluding the impact of the significant items listed in the table below of $1.51 for the year ended December 31, 2012 and $0.33 for the year ended December 31, 2011, diluted EPS for the year ended December 31, 2012 would have been $2.53 with 51.3 million weighted average shares outstanding, compared with diluted EPS of $2.47 with 42.8 million weighted average shares outstanding for the year ended December 31, 2011.

Our results in the years ended December 31, 2012 and 2011 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	(Loss)/Income Before Taxes Impact	After-Tax (Loss)/Income Attributable to G&W Impact	Diluted (Loss)/ Earnings Per Share Impact
2012
RailAmerica acquisition-related costs	$(18.6)	$(14.5)	$(0.28)
RailAmerica financing-related costs	$(15.8)	$(9.5)	$(0.19)
RailAmerica integration costs	$(11.4)	$(6.8)	$(0.13)
Acquisition/integration costs incurred by RailAmerica	$—	$(3.5)	$(0.07)
Other business/corporate development costs	$(1.8)	$(1.2)	$(0.02)
Gain on insurance recoveries	$0.8	$0.5	$0.01
Net gain on sale of assets	$11.2	$8.6	$0.17
Contract termination expense in Australia	$(1.1)	$(0.8)	$(0.02)
Contingent forward sale contract mark-to-market expense	$(50.1)	$(50.1)	$(0.98)

2011
Acquisition-related income tax benefits	$—	$1.9	$0.04
Gain on insurance recoveries	$1.1	$0.7	$0.02
Net (gain)/loss on sale and impairment of assets	$5.7	$3.9	$0.09
Edith River Derailment costs	$(1.8)	$(1.3)	$(0.03)
Business/corporate development costs	$(2.6)	$(2.3)	$(0.05)
Short Line Tax Credit	$—	$10.2	$0.24
Gain on sale of investment	$0.9	$0.8	$0.02
Operating revenues increased $45.8 million, or 5.5%, to $874.9 million in the year ended December 31, 2012, compared with $829.1 million in the year ended December 31, 2011. The increase in our operating revenues included $22.7 million in net revenues from new operations and a $23.1 million, or 2.8%, increase in revenues from existing operations. When we discuss either revenues from existing operations or same railroad revenues, we are referring to the change in our revenues, period-over-period, associated with operations that we managed in both periods (i.e., excluding the impact of acquisitions).
Operating income in the year ended December 31, 2012 decreased $1.5 million, or 0.8%, to $190.3 million, compared with $191.8 million in the year ended December 31, 2011. Excluding the impact of the significant items listed in the table above of $20.9 million and $2.3 million in the years ended December 31, 2012 and 2011, respectively, operating income in the year ended December 31, 2012 would have been $211.2 million, compared with operating income of $189.5 million in the year ended December 31, 2011. Our operating ratio was 78.2% in the year ended December 31, 2012, compared with an operating ratio of 76.9% in the year ended December 31, 2011. Excluding the impact of the significant items listed in the table above, our operating ratio would have been 75.9% in the year ended December 31, 2012, compared with an operating ratio of 77.1% in the year ended December 31, 2011.
During the year ended December 31, 2012, we generated $170.8 million in cash from operating activities from continuing operations. During the same period, we purchased $231.7 million of property and equipment, including $101.9 million for the investment in new Australian equipment, and we paid $1.9 billion in net cash for acquisitions. These payments were partially offset by $39.6 million in cash received largely from government grants as well as other outside parties for capital spending and $15.3 million in proceeds from the disposition of property and equipment.

Changes in Operations
United States
RailAmerica, Inc.: On October 1, 2012, we acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share and in connection with such acquisition, we repaid RailAmerica's term loan and revolving credit facility. The calculation of the total consideration for the RailAmerica acquisition is presented below (in thousands, except per share amount):

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,184
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,198
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782
We financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of G&W's and RailAmerica's outstanding debt prior to the acquisition, as well as transaction and financing related expenses with approximately $1.9 billion of debt from our new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement) (See Note 9 to our Consolidated Financial Statements included elsewhere in this Annual Report), $475.5 million of gross proceeds from the public offerings of our Class A common stock and Tangible Equity Units (TEUs) (See Note 4 to our Consolidated Financial Statements included elsewhere in this Annual Report) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Notes 4 and 10 to our Consolidated Financial Statements included elsewhere in this Annual Report).
The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in our consolidated balance sheet at December 31, 2012 and is included in our North American and European Operations segment.
In accordance with accounting principles generally accepted in the United States (U.S. GAAP), a new accounting basis was established for RailAmerica on October 1, 2012 for its stand-alone financial statements. Condensed consolidated financial information for RailAmerica as of and for the period ended December 28, 2012 is included in Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report.
During the year ended December 31, 2012, as discussed more fully under Contingent Forward Sale Contract in Note 10 to our Consolidated Financial Statements included elsewhere in this Annual Report, we recorded a $50.1 million non-cash mark-to-market expense related to an investment agreement governing the sale of the Series A-1 Preferred Stock to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense resulted from the significant increase in G&W's share price between July 23, 2012 (the date we entered into the Investment Agreement) and September 28, 2012 (the last trading date prior to issuing the Series A-1 Preferred Stock).
We also incurred $18.6 million of acquisition-related costs and $11.5 million of integration costs related to this transaction during the year ended December 31, 2012. We recognized $15.6 million of net income from our equity investment in RailAmerica during the three months ended December 31, 2012. The income from equity investment included $3.5 million of after-tax acquisition/integration costs incurred by RailAmerica in the three months ended December 31, 2012.
With the acquisition of RailAmerica, we have identified duplicative corporate overhead costs and general administrative expenses, which we believe are not necessary for the combined operations, and that we anticipate will result in ongoing annual cost savings of approximately $36 million, excluding implementation costs we expect to incur to realize these savings.

Columbus & Chattahoochee Railroad, Inc.: In April 2012, our newly formed subsidiary, the Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where our Georgia Southwestern Railroad, Inc. also has operations. The results from CCH’s operations have been included in our statement of operations effective July 1, 2012 and are included in our North American & European Operations segment.
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
Arizona Eastern Railway Company: On September 1, 2011, we acquired all of the capital stock of AZER. We paid the seller $89.5 million in cash at closing, which included a reduction in purchase price of $0.6 million based on the estimated working capital adjustment. Following the final working capital adjustment, we recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. We incurred $0.6 million of acquisition costs related to this transaction through December 31, 2012, which were expensed as incurred. The results from AZER’s operations have been included in our statement of operations since September 1, 2011 and are included in our North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owned and operated two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico connected by 52 miles of trackage rights over the Union Pacific Railroad as of the acquisition date. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long-term operating agreement.
Australia
Arrium Limited: In July 2012, GWA announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) in 2012 to purchase narrow gauge locomotives and wagons, as well as to construct a standard gauge rolling-stock maintenance facility. GWA expects to invest an additional A$17.9 million (or $18.7 million at the exchange rate on December 31, 2012) in 2013 to support the increased shipments.
Alice Springs and Cook: In May 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and we agreed to sell AIO certain assets in the township of Cook, South Australia that included our third-party fuel-sales business. We completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in the third quarter of 2012. We received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012), or approximately $0.03 per share.
FreightLink: On December 1, 2010, through our subsidiary, GWA (North) Pty Ltd (GWA North), we completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010) (FreightLink Acquisition). The results of operations for GWA North have been included in our consolidated statements of operations since the acquisition date. Pursuant to the Business Sale Agreement, we acquired FreightLink’s freight rail business between Tarcoola in South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink’s plant, equipment and business inventory. In addition, as part of the acquisition, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.

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
We incurred $28.2 million of acquisition costs related to this transaction in 2010, which were recorded in earnings as follows: $16.4 million within stamp duty (an Australian asset transfer tax), $11.0 million within other expenses and $0.8 million within labor and benefits.
We financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing of $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under the United States and Australian revolving loans, respectively, of our credit agreement then in effect.
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, we announced that our newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail will construct an approximately 21-kilometer rail line (Rail Line) that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail will haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel Limited's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction commences, the Rail Line is expected to be completed three to six months thereafter.
Huron Central Railway Inc.: In June 2009, we announced that our subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, we recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $30 million at the December 31, 2012 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY committed to fund approximately C$3 million (or $3 million at the December 31, 2012 exchange rate) for infrastructure improvements. As a result, we reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009 through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, we resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses within each respective line item of our statement of operations.

Purchase Price Allocation
We accounted for the RailAmerica, AZER and FreightLink acquisitions using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting:

•
The assets and liabilities of RailAmerica were recorded at their respective estimated acquisition-date fair values by RailAmerica as of October 1, 2012, which is referred to as the application of push-down accounting, and were included in G&W's consolidated balance sheet in a single line item following the equity method of accounting as of that date (see RailAmerica as of October 1, 2012 column in the following table).

•
Upon receipt of approval from the STB to control RailAmerica, our preliminary allocation of fair value to the acquired assets and assumed liabilities were consolidated with our assets and liabilities as of December 28, 2012 (see RailAmerica as of December 28, 2012 column in the following table). Between October 1, 2012 and December 28, 2012, we recognized income from our equity investment in RailAmerica of $15.6 million and other comprehensive loss of $2.0 million, primarily resulting from foreign currency translation adjustments. In addition, we recognized $21.8 million, representing the change in RailAmerica's cash and cash equivalents from October 1, 2012 to December 28, 2012, as a reduction in net cash paid for the acquisition. The final allocation of fair value to RailAmerica's assets and liabilities is subject to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities.

•
The assets and liabilities of AZER and FreightLink were recorded at their respective acquisition-date fair values and were consolidated with those of G&W as of their respective acquisition dates (see AZER and FreightLink columns in the following table). The foreign exchange rate used to translate the FreightLink balance sheet to United States dollars was $0.96 for one Australian dollar (which was the exchange rate on December 1, 2010).

The fair values assigned to the acquired net assets of RailAmerica, AZER and FreightLink were as follows (dollars in thousands):

	RailAmerica			FreightLink
	As of October 1, 2012	As of December 28, 2012	AZER	AUD	USD

Purchase Price Allocations:
Cash and cash equivalents	$86,102	$107,922	$—	$—	$—
Accounts receivable	104,839	91,424	3,096	161	155
Materials and supplies	6,406	7,325	—	3,328	3,209
Prepaid expenses and other	15,146	14,815	2,319	101	97
Deferred income tax assets, net	49,074	49,074	—	—	—
Property and equipment	1,579,321	1,588,612	90,129	331,201	319,311
Goodwill	474,115	474,115	—	—	—
Intangible assets	451,100	446,327	—	—	—
Other assets	116	116	—	—	—
Total assets	2,766,219	2,779,730	95,544	334,791	322,772
Accounts payable and accrued expenses	143,790	135,117	5,212	731	705
Long-term debt	12,158	12,010	—	1,806	1,741
Deferred income tax liabilities, net	542,210	551,856	—	318	307
Other long-term liabilities	20,754	19,618	—	—	—
Noncontrolling interest	5,525	5,525	—	—	—
Net assets	$2,041,782	$2,055,604	$90,332	$331,936	$320,019
Discontinued Operations
In August 2010, we recognized income from net insurance proceeds of $2.8 million ($2.8 million after-tax) within discontinued operations related to damages incurred as a result of Hurricane Stan in 2005 by our Mexican operating subsidiary, FCCM, which we sold in August 2009. We utilized capital loss carryforwards, which were previously subject to a full valuation allowance, to offset the tax on this gain.

The net assets, results of operations and cash flows of Servicios, which were classified as discontinued operations, were not material as of and for the years ended December 31, 2012, 2011 and 2010. We do not expect any material future adverse financial impact from Servicios.
Results from Continuing Operations
When comparing our results from continuing operations from one reporting period to another, consider that we have historically experienced fluctuations in revenues and expenses due to economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of our railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (grain). As a result of these and other factors, our operating results in any reporting period may not be directly comparable to our operating results in other reporting periods.
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Operating Revenues
Overview
Operating revenues were $874.9 million in the year ended December 31, 2012, compared with $829.1 million in the year ended December 31, 2011, an increase of $45.8 million, or 5.5%. The $45.8 million increase in operating revenues consisted of $22.7 million in revenues from new operations and a $23.1 million, or 2.8%, increase in revenues from existing operations. New operations are those that were not included in our consolidated financial results for a comparable period in the prior year. The $23.1 million increase in revenues from existing operations included increases of $20.8 million in freight revenues and $2.3 million in non-freight revenues.
The following table breaks down our operating revenues and total carloads into new operations and existing operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$624,809	$21,105	$603,704	$582,947	$41,862	7.2%	$20,757	3.6%	$(257)
Non-freight revenues	250,107	1,625	248,482	246,149	3,958	1.6%	2,333	0.9%	(1,257)
Total operating revenues	$874,916	$22,730	$852,186	$829,096	$45,820	5.5%	$23,090	2.8%	$(1,514)
Carloads	927,094	20,781	906,313	997,048	(69,954)	(7.0)%	(90,735)	(9.1)%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the years ended December 31, 2012 and 2011 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2012		2011		2012		2011
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2012	2011
Intermodal*	$94,734	15.2%	$87,657	15.1%	66,706	7.2%	61,986	6.2%	$1,420	$1,414
Coal & Coke	69,786	11.2%	77,104	13.2%	166,239	18.0%	205,761	20.6%	420	375
Farm & Food Products	64,005	10.2%	67,507	11.6%	104,190	11.2%	123,326	12.4%	614	547
Pulp & Paper	65,350	10.5%	61,350	10.5%	101,086	10.9%	96,597	9.7%	646	635
Metallic Ores**	75,188	12.0%	56,150	9.6%	41,917	4.5%	32,682	3.3%	1,794	1,718
Metals	62,331	10.0%	51,461	8.8%	94,945	10.2%	90,153	9.0%	656	571
Minerals & Stone	46,285	7.4%	47,966	8.2%	130,091	14.0%	138,709	13.9%	356	346
Chemicals & Plastics	55,104	8.8%	46,444	8.0%	66,637	7.2%	60,958	6.1%	827	762
Lumber & Forest Products	34,951	5.6%	31,502	5.4%	71,294	7.7%	64,914	6.5%	490	485
Petroleum Products	28,701	4.6%	25,915	4.5%	32,591	3.5%	30,028	3.0%	881	863
Auto & Auto Parts	8,313	1.3%	7,826	1.3%	10,148	1.2%	10,425	1.1%	819	751
Other	20,061	3.2%	22,065	3.8%	41,250	4.4%	81,509	8.2%	486	271
Total	$624,809	100.0%	$582,947	100.0%	927,094	100.0%	997,048	100.0%	674	585
* Represents intermodal units
** Carload amounts include carloads and intermodal units in the 2012 period

Total freight traffic decreased 69,954 carloads, or 7.0%, in 2012 compared with 2011. Carloads from existing operations decreased by 90,735 carloads, or 9.1%, and new operations contributed 20,781 carloads. The same railroad traffic decrease was principally due to decreases of 40,401 carloads of other commodity group traffic (primarily overhead coal haulage traffic), 39,522 carloads of coal and coke traffic, 20,054 carloads of farm and food products traffic and 10,952 carloads of minerals and stone traffic, partially offset by increases of 6,241 carloads of metallic ores traffic, 6,115 carloads of lumber and forest products traffic and 4,720 carloads of intermodal traffic. All remaining traffic increased by a net 3,118 carloads.
Average freight revenues per carload increased 15.2% to $674 in 2012 compared with 2011. Average freight revenues per carload from existing operations increased 13.8% to $666. Changes in the commodity mix and higher fuel surcharges increased average freight revenues per carload from existing operations by 5.4% and 0.5%, respectively, partially offset by the net depreciation of the Australian and Canadian dollars relative to the United States dollar, which decreased average freight revenues per carload from existing operations by 0.2%. Other than the impacts from these factors, average freight revenues per carload from existing operations increased by 8.1%. Average freight revenues per carload were also positively impacted by the changes in the mix of customers within certain commodity groups, primarily coal and coke traffic, metals traffic and other commodities.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Intermodal	$94,734	$—	$94,734	$87,657	$7,077	8.1%	$7,077	8.1%	$123
Coal & Coke	69,786	433	69,353	77,104	(7,318)	(9.5)%	(7,751)	(10.1)%	(10)
Farm & Food Products	64,005	359	63,646	67,507	(3,502)	(5.2)%	(3,861)	(5.7)%	21
Pulp & Paper	65,350	2,804	62,546	61,350	4,000	6.5%	1,196	1.9%	(156)
Metallic Ores	75,188	4,251	70,937	56,150	19,038	33.9%	14,787	26.3%	(7)
Metals	62,331	3,874	58,457	51,461	10,870	21.1%	6,996	13.6%	(80)
Minerals & Stone	46,285	1,236	45,049	47,966	(1,681)	(3.5)%	(2,917)	(6.1)%	(2)
Chemicals & Plastics	55,104	7,069	48,035	46,444	8,660	18.6%	1,591	3.4%	(63)
Lumber & Forest Products	34,951	480	34,471	31,502	3,449	10.9%	2,969	9.4%	(14)
Petroleum Products	28,701	514	28,187	25,915	2,786	10.8%	2,272	8.8%	(13)
Auto & Auto Parts	8,313	—	8,313	7,826	487	6.2%	487	6.2%	(61)
Other	20,061	85	19,976	22,065	(2,004)	(9.1)%	(2,089)	(9.5)%	5
Total freight revenues	$624,809	$21,105	$603,704	$582,947	$41,862	7.2%	$20,757	3.6%	$(257)
The following information discusses the significant changes in freight revenues by commodity group from existing operations. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, net depreciation of the Australian and Canadian dollars relative to the United States dollar, as well as changes in the mix of customer traffic within a commodity group.
Intermodal revenues increased $7.1 million, or 8.1%. Intermodal traffic volume increased 4,720 carloads, or 7.6%, which increased revenues by $6.7 million. The carload increase was primarily due to increased traffic in Australia and a new customer in the southern United States.
Coal and coke revenues decreased $7.8 million, or 10.1%. Coal and coke traffic volume decreased 39,522 carloads, or 19.2%, which decreased revenues by $16.5 million, while average freight revenues per carload increased 11.2%, which increased revenues by $8.7 million. The decrease in traffic was driven by customer-specific circumstances (such as temporary plant shut-downs, high inventory and a plant closing) as well as by warm winter weather, low natural gas prices and lower levels of export coal.
Farm and food products revenues decreased $3.9 million, or 5.7%. Farm and food products traffic volume decreased 20,054 carloads, or 16.3%, which decreased revenues by $12.4 million, while average revenues per carload increased 12.6%, which increased revenues by $8.5 million. The carload decrease was primarily due to a mechanical failure at an export grain terminal in Australia and a modal shift from rail to truck in the southern United States. Because rates for Australian grain traffic have both a fixed and a variable component, the decrease in Australian grain traffic resulted in higher average freight revenues per carload.
Pulp and paper revenues increased $1.2 million, or 1.9%. Average freight revenues per carload increased 2.4%, which increased revenues by $1.4 million.
Metallic ores revenues increased $14.8 million, or 26.3%. Effective January 1, 2012, a metallic ores customer in Australia switched its mode of transportation from using railcars to using containers. As a result, our metallic ores traffic count increased 6,048 carloads for an equivalent volume of product shipped. Otherwise, metallic ores traffic volume increased 193 carloads, or 0.6%, and average freight revenues per carload increased 25.6%. The carload increase was primarily due to a new iron ore contract in Australia, partially offset by a decrease in traffic in Canada. The increase in average freight revenues per carload was primarily driven by higher fuel surcharges and an increase in long-haul iron ore shipments in Australia.

Metals revenues increased $7.0 million, or 13.6%. Average freight revenues per carload increased 11.0%, which increased revenues by $5.7 million, and metals traffic volume increased 2,032 carloads, or 2.3%, which increased revenues by $1.3 million. The carload increase was primarily due to an increase in carloads due to the expansion of a plant we serve in the southern United States. The increase in average freight revenues per carload was primarily due to a change in the mix of customer traffic.
Minerals and stone revenues decreased $2.9 million, or 6.1%. Minerals and stone traffic volume decreased 10,952 carloads, or 7.9%, which decreased revenues by $3.9 million, while average freight revenues per carload increased 2.0%, which increased revenues by $0.9 million. The carload decrease was primarily due to a decrease in rock salt shipments due to high stockpiles as a result of mild 2011-2012 winter weather in the northeastern United States.
Chemicals and plastics revenues increased $1.6 million, or 3.4%. The increase was primarily due to a 3.1% increase in average freight revenues per carload, which increased revenues by $1.5 million.
Lumber and forest products revenues increased $3.0 million, or 9.4%. Lumber and forest products traffic volume increased 6,115 carloads, or 9.4%, which increased revenues by $3.0 million. The carload increase was primarily due to an increase in United States housing starts.
Petroleum products revenues increased $2.3 million, or 8.8%. Petroleum products traffic volume increased 1,614 carloads, or 5.4%, which increased revenues by $1.4 million, while average freight revenues per carload increased 3.2%, which increased revenues by $0.8 million.
Auto and auto parts revenues increased $0.5 million, or 6.2%.
Other freight revenues decreased $2.1 million, or 9.5%. Other freight traffic volume decreased 40,401 carloads, or 49.6%, which decreased revenues by $19.6 million, while average freight revenues per carload increased 79.3%, which increased revenues by $17.5 million. The carload decrease was largely driven by a decline in coal haulage traffic. The increase in average freight revenues per carload was primarily due to the change in mix of customer traffic.
Non-Freight Revenues
The following table compares non-freight revenues for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Total	Amount	% of Total
Railcar switching	$134,929	54.0%	$128,326	52.1%
Car hire and rental income	21,280	8.5%	21,851	8.9%
Fuel sales to third parties	11,868	4.7%	18,002	7.3%
Demurrage and storage	26,125	10.4%	22,136	9.0%
Car repair services	7,934	3.2%	8,224	3.3%
Other non-freight revenues	47,971	19.2%	47,610	19.4%
Total non-freight revenues	$250,107	100.0%	$246,149	100.0%

The following table sets forth non-freight revenues by new operations and existing operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011	Increase/(Decrease) in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Railcar switching	$134,929	$732	$134,197	$128,326	$6,603	5.1%	$5,871	4.6%	$(1,165)
Car hire and rental income	21,280	290	20,990	21,851	(571)	(2.6)%	(861)	(3.9)%	4
Fuel sales to third parties	11,868	—	11,868	18,002	(6,134)	(34.1)%	(6,134)	(34.1)%	—
Demurrage and storage	26,125	346	25,779	22,136	3,989	18.0%	3,643	16.5%	(28)
Car repair services	7,934	251	7,683	8,224	(290)	(3.5)%	(541)	(6.6)%	(15)
Other non-freight revenues	47,971	6	47,965	47,610	361	0.8%	355	0.7%	(53)
Total non-freight revenues	$250,107	$1,625	$248,482	$246,149	$3,958	1.6%	$2,333	0.9%	$(1,257)
The following information discusses the significant changes in non-freight revenues from existing operations.
Railcar switching revenues increased $5.9 million, or 4.6%. The increase included a $5.1 million increase in industrial switching revenues primarily due to a new and expanded customer service contracts and a $1.9 million increase in port switching revenues, partially offset by a $1.2 million decrease due to the net depreciation of foreign currencies relative to the United States dollar.
Car hire and rental income revenues decreased $0.9 million, or 3.9%, primarily due to decreased export coal traffic in the United States.
Fuel sales to third parties decreased $6.1 million, or 34.1%, primarily as a result of the sale of our fuel-sales business in the township of Cook, South Australia in July 2012.
Demurrage and storage revenues increased $3.6 million, or 16.5%, primarily due to an increase in the number of third-party rail cars being stored in the United States and Canada.
Car repair services revenues decreased $0.5 million, or 6.6%.
Other non-freight revenues increased $0.4 million, or 0.7%.
Operating Expenses
Overview
Operating expenses were $684.6 million in the year ended December 31, 2012, compared with $637.3 million in the year ended December 31, 2011, an increase of $47.3 million, or 7.4%. The increase in operating expenses was attributable to $33.9 million from existing operations and $13.4 million from new operations. The increase in existing operations was primarily due to $18.6 million of acquisition-related expenses from the RailAmerica acquisition, $11.5 million of severance costs and expenses from the acceleration of stock-based compensation of RailAmerica employees and a $17.9 million increase in labor and benefits, partially offset by a $7.8 million decrease in equipment rents, $5.6 million increase in net (gain)/loss on the sale and impairment of assets and $4.7 million increase in gain on insurance recoveries. In addition, the net depreciation of foreign currencies relative to the United States dollar resulted in a $0.8 million decrease in operating expenses from existing operations.
Operating Ratio
Our operating ratio, defined as total operating expenses divided by total operating revenues, was 78.2% in the year ended December 31, 2012 compared with 76.9% in the year ended December 31, 2011. Included in our operating ratio calculation for the year ended December 31, 2012 were $18.6 million of acquisition-related expenses from the RailAmerica acquisition and $11.5 million of severance costs and expenses from the acceleration of stock-based compensation of RailAmerica employees. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.

The following table sets forth a comparison of our operating expenses in the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$257,618	29.5%	$236,152	28.5%	$(437)
Equipment rents	37,322	4.3%	43,885	5.3%	(22)
Purchased services	80,572	9.2%	78,710	9.5%	(160)
Depreciation and amortization	73,405	8.4%	66,481	8.0%	(75)
Diesel fuel used in operations	88,399	10.1%	88,499	10.7%	—
Diesel fuel sold to third parties	11,322	1.3%	16,986	2.0%	—
Casualties and insurance	24,858	2.8%	22,469	2.7%	44
Materials	25,240	2.9%	26,419	3.2%	(69)
Net (gain)/loss on sale and impairment of assets	(11,225)	(1.3)%	(5,660)	(0.7)%	43
Gain on insurance recoveries	(5,760)	(0.7)%	(1,061)	(0.1)%	—
Other expenses	72,799	8.3%	64,437	7.8%	(116)
RailAmerica acquisition-related costs	18,592	2.1%	—	—%	—
RailAmerica integration costs	11,452	1.3%	—	—%	—
Total operating expenses	$684,594	78.2%	$637,317	76.9%	$(792)
Labor and benefits expense was $257.6 million in the year ended December 31, 2012, compared with $236.2 million in the year ended December 31, 2011, an increase of $21.5 million, or 9.1%, of which $17.5 million was from existing operations and $4.0 million was from new operations. The increase from existing operations consisted of $8.2 million due to an increase in the average number of employees, $5.9 million from annual wage increases and $3.8 million of benefit increases (health care costs), partially offset by $0.4 million due to the net depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar. Our average number of employees during the year ended December 31, 2012 increased by 50 employees compared with our average number of employees during the year ended December 31, 2011.
Equipment rents expense was $37.3 million in the year ended December 31, 2012, compared with $43.9 million in the year ended December 31, 2011, a decrease of $6.6 million, or 15.0%. The decrease was primarily due to the replacement of leased locomotives in Australia with new owned units and a decrease in freight car rents in the United States, which was partially offset by $1.3 million from new operations.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $80.6 million in the year ended December 31, 2012, compared with $78.7 million in the year ended December 31, 2011, an increase of $1.9 million, or 2.4%. The increase was primarily related to increased use of contract services for repairs and maintenance of the locomotive and wagon fleets in Australia, partially offset by the decrease in expense related to the sale of our drayage business in 2011.
Depreciation and amortization expense was $73.4 million in the year ended December 31, 2012, compared with $66.5 million in the year ended December 31, 2011, an increase of $6.9 million, or 10.4%. The increase was attributable to a $4.9 million increase from existing operations, primarily due to new locomotives and wagons in Australia, and $2.0 million from new operations.
The cost of diesel fuel used in operations was $88.4 million in the year ended December 31, 2012, compared with $88.5 million in the year ended December 31, 2011, a decrease of $0.1 million. The decrease was attributable to a $2.6 million decrease in existing operations, partially offset by $2.5 million increase in new operations. The decrease from existing operations was composed of $5.7 million due to a 6.3% decrease in diesel fuel consumption, primarily related to a 9.1% decrease in carloads, partially offset by $3.1 million from a 3.5% increase in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $11.3 million in the year ended December 31, 2012, compared with $17.0 million in the year ended December 31, 2011, a decrease of $5.7 million, or 33.3%. The decrease was primarily due to the sale of our fuel-sales business in the township of Cook, South Australia in the third quarter of 2012.

Net (gain)/loss on sale and impairment of assets was $11.2 million in the year ended December 31, 2012, compared with $5.7 million in the year ended December 31, 2011. The increase was primarily attributable to a $5.3 million gain on sale of land and track in Canada and a $1.8 million gain on sale of certain assets in South Australia in the third quarter of 2012.
Gain on insurance recoveries in the year ended December 31, 2012 of $5.8 million was related primarily to a business interruption claim associated with the Edith River Derailment (described in Note 19 to our Consolidated Financial Statements included elsewhere in this Annual Report). Insurance recoveries in the year ended December 31, 2011 of $1.1 million related to a business interruption claim associated with Cyclone Carlos.
Other expenses were $72.8 million in the year ended December 31, 2012, compared with $64.4 million in the year ended December 31, 2011, an increase of $8.4 million, or 13.0%. The increase was primarily attributable to an increase in trackage rights and property tax expenses and $1.3 million from new operations.
RailAmerica acquisition-related costs in the year ended December 31, 2012 of $18.6 million consisted of acquisition and financing-related expenses from the RailAmerica acquisition.
RailAmerica integration costs in the year ended December 31, 2012 of $11.5 million consisted primarily of severance costs and expenses from the acceleration of stock-based compensation of RailAmerica employees.
Other Income (Expense) Items
Interest Income
Interest income was $3.7 million in the year ended December 31, 2012, compared with $3.2 million in the year ended December 31, 2011.
Interest Expense
Total interest expense was $62.8 million in the year ended December 31, 2012, compared with $38.6 million in the year ended December 31, 2011. The increase in interest expense was primarily due to our New Credit Agreement entered into in conjunction with the acquisition of RailAmerica, including a $12.6 million make-whole payment resulting from the redemption of pre-existing senior notes, the write-off of $3.2 million of debt issuance costs and higher outstanding debt due to the acquisition.
Contingent Forward Sale Contract
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, Carlyle agreed to purchase a minimum of $350.0 million of Series A-1 Preferred Stock, which Series A-1 Preferred Stock was convertible into our Class A common stock in certain circumstances. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price on the trading day prior to the announcement of the RailAmerica acquisition. For the period between July 23, 2012 and September 30, 2012, this instrument was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. Our closing price was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Series A-1 Preferred Stock, and, accordingly, we recorded a $50.1 million non-cash mark-to-market expense related to the Investment Agreement for the year ended December 31, 2012. See Note 10 to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on the contingent forward sale contract and Note 24 to our Consolidated Financial Statements included elsewhere in this Annual Report for details regarding the conversion of the Series A-1 Preferred Stock.

Provision for Income Taxes
The $50.1 million mark-to-market expense associated with the contingent forward sale contract included in our income from continuing operations before income taxes for the year ended December 31, 2012 is a non-deductible expense for income tax purposes. As a result, our provision for income tax was $46.4 million for the year ended December 31, 2012, which represents 34.8% of income from continuing operations other than the mark-to-market expense. Our effective income tax rate was 24.4% in the year ended December 31, 2011. The increase in the effective income tax rate for the year ended December 31, 2012 was primarily attributable to the expiration of the Short Line Tax Credit on December 31, 2011. On January 2, 2013, the Short Line Tax Credit was extended for 2012 and 2013. We expect the extension of the Short Line Tax Credit to produce book income tax benefits of approximately $35 million and $25 million for fiscal years 2012 and 2013, respectively. Since the extension became law in 2013, the 2012 impact will be recorded in the first quarter of 2013.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the year ended December 31, 2012 was $52.6 million, compared with income from continuing operations, net of tax, of $119.5 million in the year ended December 31, 2011. Our income from continuing operations, net of tax, in the year ended December 31, 2012 included the $50.1 million mark-to-market expense associated with the contingent forward sale contract. Our basic EPS from continuing operations were $1.13 with 42.7 million weighted average shares outstanding in the year ended December 31, 2012, compared with basic EPS from continuing operations of $2.99 with 39.9 million weighted average shares outstanding in the year ended December 31, 2011. Our diluted EPS from continuing operations in the year ended December 31, 2012 were $1.02 with 51.3 million weighted average shares outstanding, compared with diluted EPS from continuing operations in the year ended December 31, 2011 of $2.79 with 42.8 million weighted average shares outstanding. The weighted average shares outstanding in the year ended December 31, 2012 included 1,066,867 shares as a result of the public offering of Class A common stock and 850,773 shares as a result of the public offering of TEUs, which both took place in September of 2012.
Segment Information
Our various railroad lines are organized into 11 operating regions. Since all of the regions have similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, we decided to present our financial information as two reportable segments — North American & European Operations and Australian Operations.
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012			2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$412,839	$211,970	$624,809	$388,797	$194,150	$582,947
Non-freight	173,054	65,185	238,239	168,824	59,323	228,147
Fuel sales to third parties	—	11,868	11,868	—	18,002	18,002
Total revenues	$585,893	$289,023	$874,916	$557,621	$271,475	$829,096

Operating expenses
Labor and benefits	197,407	60,211	257,618	186,467	49,685	236,152
Equipment rents	26,298	11,024	37,322	26,460	17,425	43,885
Purchased services	26,330	54,242	80,572	27,880	50,830	78,710
Depreciation and amortization	50,156	23,249	73,405	47,218	19,263	66,481
Diesel fuel used in operations	56,298	32,101	88,399	57,394	31,105	88,499
Diesel fuel sold to third parties	—	11,322	11,322	—	16,986	16,986
Casualties and insurance	16,244	8,614	24,858	14,710	7,759	22,469
Materials	23,569	1,671	25,240	24,138	2,281	26,419
Net (gain)/loss on sale and impairment of assets	(9,178)	(2,047)	(11,225)	(5,167)	(493)	(5,660)
Gain on insurance recoveries	—	(5,760)	(5,760)	(43)	(1,018)	(1,061)
Other expenses	53,338	19,461	72,799	48,918	15,519	64,437
RailAmerica acquisition-related costs	18,592	—	18,592	—	—	—
RailAmerica integration costs	11,452	—	11,452	—	—	—
Total operating expenses	$470,506	$214,088	$684,594	$427,975	$209,342	$637,317

Income from operations	$115,387	$74,935	$190,322	$129,646	$62,133	$191,779

Operating ratio	80.3%	74.1%	78.2%	76.8%	77.1%	76.9%

Interest expense	$(45,996)	$(16,849)	$(62,845)	$(23,171)	$(15,446)	$(38,617)
Interest income	$3,219	$506	$3,725	$2,950	$293	$3,243
Provision for income taxes	$(28,451)	$(17,951)	$(46,402)	$(26,181)	$(12,350)	$(38,531)
Contingent forward sale contract mark-to-market expense	(50,106)	—	(50,106)	—	—	—
Income from equity investment in RailAmerica, net	15,557	—	15,557	—	—	—
Carloads	723,448	203,646	927,094	785,377	211,671	997,048
Expenditures for additions to property & equipment, net of grants from outside parties	$(69,636)	$(122,426)	$(192,062)	$(59,383)	$(96,643)	$(156,026)
Revenues from our North American & European Operations were $585.9 million in the year ended December 31, 2012, compared with $557.6 million in the year ended December 31, 2011, an increase of $28.3 million, or 5.1%. The $28.3 million increase in revenues from our North American & European Operations included a $24.0 million increase in freight revenues and a $4.2 million increase in non-freight revenues. The $24.0 million increase in freight revenues consisted of an increase of $2.9 million from existing operations and $21.1 million from new operations.

Operating expenses from our North American & European Operations were $470.5 million in the year ended December 31, 2012, compared with $428.0 million in the year ended December 31, 2011, an increase of $42.5 million, or 9.9%. The $42.5 million increase in operating expenses from our North American & European Operations included $29.1 million from existing operations and $13.4 million from new operations. The $29.1 million increase in operating expenses from existing operations was primarily due to an increase of $18.6 million of RailAmerica acquisition-related costs, and an $11.5 million of RailAmerica integration expenses, partially offset by $1.3 million decrease due to the depreciation of the Canadian dollar and the Euro relative to the United States dollar.
Revenues from our Australian Operations were $289.0 million in the year ended December 31, 2012, compared with $271.5 million in the year ended December 31, 2011, an increase of $17.5 million. The increase in revenues included a $17.8 million increase in freight revenues and a $5.9 million increase in non-freight revenues, partially offset by a $6.1 million decrease in fuel sales to third parties. The $17.8 million increase in freight revenues was primarily driven by a new iron ore contact in South Australia which began in October 2012. The $5.9 million increase in non-freight revenues was primarily driven by an increased level of activity with existing customers. The $6.1 million decrease in fuel sales to third parties was primarily due to the sale of our fuel-sales business in the township of Cook, South Australia in July 2012.
Operating expenses from our Australian Operations were $214.1 million in the year ended December 31, 2012, compared with $209.3 million in the year ended December 31, 2011, an increase of $4.7 million. The increase in operating expenses primarily resulted from the additional resources required to support a new iron ore contract in South Australia, including approximately 50 new employees and additional depreciation expense resulting from the purchase of new equipment, as well as an increase in other operating expenses primarily due to increased trackage rights and property tax expenses, partially offset by higher insurance recoveries in 2012 primarily related to a business interruption claim associated with the Edith River Derailment (described in Note 19 to our Consolidated Financial Statements included elsewhere in this Annual Report) and a decrease in equipment rents due to the replacement of leased locomotives with new owned units.
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

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011			2010	Increase in Total Operations		Increase/(Decrease) in Existing Operations
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Intermodal	$87,657	$79,508	$8,149	$7,851	$79,806	>100%	$298	3.8%	$140
Coal & Coke	77,104	—	77,104	73,880	3,224	4.4%	3,224	4.4%	25
Farm & Food Products	67,507	—	67,507	55,987	11,520	20.6%	11,520	20.6%	4,369
Pulp & Paper	61,350	—	61,350	53,652	7,698	14.3%	7,698	14.3%	408
Metallic Ores	56,150	47,052	9,098	8,513	47,637	>100%	585	6.9%	242
Metals	51,461	1,874	49,587	36,788	14,673	39.9%	12,799	34.8%	59
Minerals & Stone	47,966	102	47,864	40,947	7,019	17.1%	6,917	16.9%	1,514
Chemicals & Plastics	46,444	2,968	43,476	38,951	7,493	19.2%	4,525	11.6%	206
Lumber & Forest Products	31,502	10	31,492	28,791	2,711	9.4%	2,701	9.4%	40
Petroleum Products	25,915	2,471	23,444	20,630	5,285	25.6%	2,814	13.6%	55
Auto & Auto Parts	7,826	—	7,826	6,962	864	12.4%	864	12.4%	177
Other	22,065	5	22,060	19,320	2,745	14.2%	2,740	14.2%	45
Total freight revenues	$582,947	$133,990	$448,957	$392,272	$190,675	48.6%	$56,685	14.5%	$7,280
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
The following table sets forth a comparison of our operating expenses in the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011		2010
	Amount	% of Operating Revenues	Amount	% of Operating Revenues	Currency Impact
Labor and benefits	$236,152	28.5%	$207,863	33.0%	$5,154
Equipment rents	43,885	5.3%	32,484	5.2%	833
Purchased services	78,710	9.5%	52,100	8.3%	3,384
Depreciation and amortization	66,481	8.0%	51,166	8.1%	1,046
Diesel fuel used in operations	88,499	10.7%	45,856	7.3%	—
Diesel fuel sold to third parties	16,986	2.0%	17,322	2.7%	—
Casualties and insurance	22,469	2.7%	14,235	2.3%	220
Materials	26,419	3.2%	22,280	3.5%	290
Net (gain)/loss on sale and impairment of assets	(5,660)	(0.7)%	(6,441)	(1.0)%	(90)
Gain on settlement	—	—%	(8,707)	(1.4)%	—
Gain on insurance recoveries	(1,061)	(0.1)%	—	—%	—
Stamp duty	—	—%	16,369	2.6%	281
Restructuring	—	—%	(2,349)	(0.4)%	(24)
Other expenses	64,437	7.8%	57,607	9.1%	859
Total operating expenses	$637,317	76.9%	$499,785	79.3%	$11,953

Labor and benefits expense was $236.2 million in the year ended December 31, 2011, compared with $207.9 million in the year ended December 31, 2010, an increase of $28.3 million, or 13.6%, of which $23.7 million was from existing operations and $4.6 million was from new operations. The increase from existing operations consisted of $6.5 million due to an increase in the average number of employees, approximately $5.5 million of benefit increases (primarily United States health care costs), $5.2 million due to the impact from the change in foreign currency exchange rates, $4.0 million from HCRY, $3.0 million from annual wage increases and $2.7 million from an increase in overtime costs. These increases were partially offset by a decrease of approximately $3.0 million in performance-based bonus awards. Our average number of employees during the year ended December 31, 2011 increased by 65 employees compared with our average number of employees during the year ended December 31, 2010.
Equipment rents expense was $43.9 million in the year ended December 31, 2011, compared with $32.5 million in the year ended December 31, 2010, an increase of $11.4 million, or 35.1%. The increase was primarily attributable to $19.9 million from new operations, partially offset by the elimination of $7.0 million of expenses incurred by GWA related to services provided to GWA North and a decrease of $1.4 million from existing operations. The decrease from existing operations included $2.2 million from reductions in locomotive and freight car rents in Europe and Canada and property rents in Australia, partially offset by a $0.8 million increase due to the impact from the change in foreign currency exchange rates.
Purchased services expense, which consists of the costs of services provided by outside contractors for repairs and maintenance of track property, locomotives, freight cars and other equipment as well as contract labor costs for crewing and drayage services, was $78.7 million in the year ended December 31, 2011, compared with $52.1 million in the year ended December 31, 2010, an increase of $26.6 million, or 51.1%. The increase was attributable to $35.6 million from new operations and a $4.8 million increase from existing operations. On a consolidated basis, results from new operations reflect the elimination of $13.9 million of expenses incurred by GWA related to services provided to GWA North in the year ended December 31, 2011. The increase from existing operations included $3.4 million due to the impact from the change in foreign currency exchange rates.
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
The cost of diesel fuel used in operations was $88.5 million in the year ended December 31, 2011, compared with $45.9 million in the year ended December 31, 2010, an increase of $42.6 million. The increase was attributable to $22.0 million from new operations and a $20.6 million increase from existing operations. The increase from existing operations was composed of $16.2 million due to a 35.3% increase in average fuel cost per gallon and $4.4 million due to a 7.1% increase in diesel fuel consumption, primarily relating to a 6.3% increase in carloads.
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

Net (gain)/loss on sale and impairment of assets was $5.7 million in the year ended December 31, 2011, compared with $6.4 million in the year ended December 31, 2010.
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
Other expenses were $64.4 million in the year ended December 31, 2011, compared with $57.6 million in the year ended December 31, 2010, an increase of $6.8 million, or 11.9%. The increase was attributable to $6.8 million from new operations and $0.3 million from existing operations. On a consolidated basis, results from new operations include the elimination of $0.4 million of expenses incurred by GWA related to services provided to GWA North in the year ended December 31, 2011.
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
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the year ended December 31, 2011 was $119.5 million, compared with income from continuing operations, net of tax, of $78.7 million in the year ended December 31, 2010. Our basic EPS from continuing operations attributable to our common stockholders were $2.99 with 39.9 million shares outstanding in the year ended December 31, 2011, compared with basic EPS from continuing operations attributable to our common stockholders of $2.02 with 38.9 million shares outstanding in the year ended December 31, 2010. Our diluted EPS from continuing operations attributable to our common stockholders in the year ended December 31, 2011 were $2.79 with 42.8 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $1.88 with 41.9 million weighted average shares outstanding in the year ended December 31, 2010.
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

The following table sets forth our North American & European Operations and Australian Operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011			2010
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$388,797	$194,150	$582,947	$336,771	$55,501	$392,272
Non-freight	168,824	59,323	228,147	158,016	61,163	219,179
Fuel sales to third parties	—	18,002	18,002	—	18,744	18,744
Total revenues	$557,621	$271,475	$829,096	$494,787	$135,408	$630,195

Operating expenses
Labor and benefits	186,467	49,685	236,152	171,796	36,067	207,863
Equipment rents	26,460	17,425	43,885	26,898	5,586	32,484
Purchased services	27,880	50,830	78,710	25,485	26,615	52,100
Depreciation and amortization	47,218	19,263	66,481	43,807	7,359	51,166
Diesel fuel used in operations	57,394	31,105	88,499	39,240	6,616	45,856
Diesel fuel sold to third parties	—	16,986	16,986	—	17,322	17,322
Casualties and insurance	14,710	7,759	22,469	12,887	1,348	14,235
Materials	24,138	2,281	26,419	20,778	1,502	22,280
Net (gain)/loss on sale and impairment of assets	(5,167)	(493)	(5,660)	(6,317)	(124)	(6,441)
Gain on settlement	—	—	—	(8,707)	—	(8,707)
Gain on insurance recoveries	(43)	(1,018)	(1,061)	—	—	—
Stamp duty	—	—	—	—	16,369	16,369
Restructuring	—	—	—	(2,349)	—	(2,349)
Other expenses	48,918	15,519	64,437	51,367	6,240	57,607
Total operating expenses	$427,975	$209,342	$637,317	$374,885	$124,900	$499,785

Income from operations	$129,646	$62,133	$191,779	$119,902	$10,508	$130,410

Operating ratio	76.8%	77.1%	76.9%	75.8%	92.2%	79.3%

Interest expense	$(23,171)	$(15,446)	$(38,617)	$(21,856)	$(1,291)	$(23,147)
Interest income	$2,950	$293	$3,243	$485	$1,912	$2,397
Provision for income taxes	$(26,181)	$(12,350)	$(38,531)	$(27,176)	$(2,988)	$(30,164)
Carloads	785,377	211,671	997,048	736,552	127,170	863,722
Expenditures for additions to property & equipment, net of grants from outside parties	$(59,383)	$(96,643)	$(156,026)	$(59,153)	$(19,885)	$(79,038)

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
Revenues from our Australian Operations were $271.5 million in the year ended December 31, 2011, compared with $135.4 million in the year ended December 31, 2010, an increase of $136.1 million. Revenues from existing operations increased $27.4 million, or 20.2%, and new operations generated $108.7 million in revenues. On a consolidated Australian Operations basis, our results from new operations reflected the elimination of $25.8 million of non-freight revenues for services provided to GWA North by GWA for the year ended December 31, 2011. The $27.4 million increase in revenues from existing operations included a $15.7 million increase in non-freight revenues and an $11.7 million increase in freight revenues. The $15.7 million increase in non-freight revenues from existing operations included a benefit of $7.7 million from the appreciation of the Australian dollar relative to the United States dollar and a $3.8 million increase from fuel sales to third parties. The $11.7 million increase in freight revenues from existing operations was primarily due to a benefit of $5.8 million from the appreciation of the Australian dollar relative to the United States dollar and $4.0 million from an increase of 10,352 carloads, or 8.1%. The carload increase was primarily due to export grain traffic.
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
RailAmerica Equity Method Investment
Because we did not control RailAmerica until December 28, 2012, we accounted for the fourth quarter earnings of RailAmerica using the equity method of accounting. We are providing the following analysis of RailAmerica's fourth quarter 2012 results in order to provide a comparison to its fourth quarter 2011 results. See Note 8 to our Consolidated Financial Statements included elsewhere in this Annual Report for further details on RailAmerica's fourth quarter 2012 results.

RailAmerica's revenues in the fourth quarter of 2012 increased 2.6% to $151.1 million, compared with $147.3 million in the fourth quarter of 2011. The increase included $5.9 million from new operations. RailAmerica's same railroad revenues decreased $2.1 million, or 1.5%. Same railroad freight revenues increased $3.9 million, or 6.5%, to $110.0 million, with average revenue per carload up 7.6%. Non-freight revenues declined $6.0 million, or 13.7%, to $38.0 million, primarily due to lower activity at RailAmerica's subsidiary, Atlas Railroad Construction Company (Atlas).
RailAmerica's traffic in the fourth quarter of 2012 was 214,272 carloads, an increase of 2,424 carloads, or 1.1%, compared with the fourth quarter of 2011. Traffic in the fourth quarter of 2012 included 4,709 carloads from new operations. Same railroad traffic decreased 2,285 carloads, or 1.1%, in the fourth quarter of 2012. The same railroad traffic decrease was principally due to a decrease of 7,421 carloads, or 18.0%, in coal traffic, partially offset by an increase of 3,127 carloads, or 3.4%, in industrial products traffic (primarily chemicals and petroleum traffic), and an increase of 2,155 carloads, or 4.5%, in agricultural products and food traffic (primarily export soybean traffic). All remaining traffic decreased by a net 146 carloads.
RailAmerica's same railroad non-freight revenues in the fourth quarter of 2012 decreased by $8.9 million, or 20.1%, to $35.1 million, compared with same railroad non-freight revenues in the fourth quarter of 2011 of $44.0 million, primarily due to an $11.5 million decrease in Atlas' construction activities.
RailAmerica's operating income in the fourth quarter of 2012 was $26.1 million, a decrease of $11.1 million, compared with $37.2 million in the fourth quarter of 2011. RailAmerica's operating ratio in the fourth quarter of 2012 was 82.7%, compared with an operating ratio of 74.7% in the fourth quarter of 2011. RailAmerica's operating income in the fourth quarter of 2012 included $1.4 million of incremental depreciation and amortization expense resulting from our acquisition accounting for RailAmerica. If the RailAmerica acquisition had occurred in 2011, RailAmerica's operating income in the fourth quarter of 2011 would have had incremental depreciation and amortization expense of approximately $1 million. Operating income in the fourth quarter of 2012 also included $5.7 million of acquisition-related expenses. In the fourth quarter of 2011, operating income benefited by $3.6 million from the sale of short line tax credits and included $0.3 million of acquisition-related expenses. Excluding these items and the estimated acquisition-driven incremental depreciation and amortization expense for the fourth quarter of 2011, RailAmerica's operating income would have been $31.8 million in the fourth quarter of 2012, compared with $33.0 million in the fourth quarter of 2011, and its operating ratio would have been 78.9% in the fourth quarter of 2012, compared with 77.6% in the fourth quarter of 2011.
The following table sets forth RailAmerica's railroad freight revenue, volume and freight revenues per carload for the three months ended December 31, 2012 (dollars in thousands, except average freight revenues per carload):

	Three Months Ended December 31, 2012
Commodity Group	Revenues	Carloads	Average Freight Revenues Per Carload
Agricultural Products	$18,837	37,261	$508
Chemicals	18,054	24,454	739
Coal	7,600	33,504	227
Food or Kindred Products	7,640	12,885	593
Forest Products	9,673	14,379	676
Metallic Ores & Metals	10,368	13,623	761
Motor Vehicles	3,516	5,425	662
Non-Metallic Minerals & Products	9,814	19,763	497
Other	4,862	10,583	459
Petroleum	6,547	12,254	535
Pulp, Paper & Allied Products	9,953	16,746	594
Waste & Scrap Materials	6,227	13,395	467
Total	$113,091	214,272	$529

Liquidity and Capital Resources
We had cash and cash equivalents on hand of $64.8 million and $27.3 million at December 31, 2012 and 2011, respectively. Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
At December 31, 2012, we had long-term debt, including current portion, of $1,858.1 million, which comprised 49.5% of our total capitalization, and $396.3 million of unused borrowing capacity. At December 31, 2011, we had long-term debt, including current portion, totaling $626.2 million, which comprised 39.5% of our total capitalization and $227.2 million of unused borrowing capacity.
As more fully described in Note 3 and Note 9 to our Consolidated Financial Statements included elsewhere in this Annual Report, the acquisition of RailAmerica was financed through borrowings under the New Credit Agreement, public offerings of shares of our Class A common stock and Tangible Equity Units (TEUs) and a private issuance of Series A-1 Preferred Stock to Carlyle.
On September 19, 2012, we completed a public offering of 3,791,004 shares of our Class A common stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. We received net proceeds of $234.3 million after deducting underwriting discounts and commissions and other expenses related to the offering. In addition, we completed a public offering of 2,300,000 TEUs, which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit. We received net proceeds of $222.9 million after deducting underwriting discounts and commissions and other expenses related to the offering. We used the net proceeds from the offerings to partially fund the acquisition of RailAmerica on October 1, 2012.
As part of the financing for the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share to Carlyle pursuant to the Investment Agreement. The net proceeds from this issuance were $349.4 million after issuance costs. Dividends on the Series A-1 Preferred Stock are cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the option to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issuance of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeds 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price on the trading day prior to the announcement of the RailAmerica acquisition.
As the closing price of our Class A common stock exceeded $76.03 for 30 consecutive trading days as of February 12, 2013, we converted all of the Series A-1 Preferred Stock into 5,984,232 shares of our Class A common stock on February 13, 2013. These shares were included in our weighted average diluted common shares outstanding in calculating EPS for 2012. On the conversion date, we paid Carlyle cash in lieu of fractional shares and accrued and unpaid dividends in respect of the Series A-1 Preferred Stock in an amount equal to $2.1 million. Following the conversion, we will not incur the quarterly dividend of approximately $4.4 million that would otherwise have been due on the Series A-1 Preferred Stock.
During 2012, 2011 and 2010, we generated $170.8 million, $173.5 million and $171.8 million, respectively, of cash from operating activities from continuing operations. Changes in working capital decreased net cash flows from operating activities by $30.9 million, $36.8 million and $18.5 million in 2012, 2011 and 2010, respectively. Of the $30.9 million for 2012, $30.1 million was due to a reduction in accounts payable and accrued expenses. The $30.1 million reduction in accounts payable and accrued expenses included $9.1 million associated with the settlement of a cross-currency swap that matured in December 2012 and $6.3 million in net cash payments related to the December 2011 Edith River derailment. Of the $36.8 million change in working capital for 2011, $25.6 million was due to a reduction in accounts payable and accrued expenses and $12.3 million was due to an increase in accounts receivable driven by an increase in business in 2011. The $25.6 million reduction in accounts payable and accrued expenses included $13.0 million associated with the payment of Australian stamp duty for the acquisition of FreightLink in Australia and $10.5 million due to the timing of the payment of Australian income taxes.

During 2012, 2011 and 2010, our cash used in investing activities from continuing operations was $2.1 billion, $235.1 million and $388.9 million, respectively. For 2012, primary drivers of cash used in investing activities from continuing operations were $1.9 billion of net cash paid for acquisitions, primarily related to the acquisition of RailAmerica, and $231.7 million of cash used for capital expenditures, including $101.9 million for Australia new business investments, partially offset by $39.6 million in cash received from grants from outside parties and $15.3 million in cash proceeds from the sale of property and equipment. For 2011, primary drivers of cash used in investing activities from continuing operations were $178.7 million of cash used for capital expenditures, including $78.2 million for Australia new business investments, and $89.9 million in net cash paid for acquisitions, primarily related to the acquisition of AZER, partially offset by $22.6 million in cash received from grants from outside parties and $9.5 million in proceeds from the disposition of property and equipment. For 2010, primary drivers of cash used in investing activities from continuing operations were $320.0 million of net cash paid for the acquisition of FreightLink and $119.8 million of cash used for capital expenditures, partially offset by $40.8 million in cash received from grants from outside parties and $10.0 million in proceeds from the disposition of property and equipment.
During 2012, 2011 and 2010, our cash provided by financing activities from continuing operations was $2.0 billion, $62.0 million and $140.0 million, respectively. For 2012, primary drivers of cash provided by financing activities from continuing operations were a net increase in outstanding debt of $1.2 billion, net proceeds of $234.3 million from the sale of our Class A common stock, net proceeds of $222.9 million from the sale of our TEUs, net proceeds of $349.4 million from the issuance of our Series A-1 Preferred Stock and net cash inflows of $20.3 million from exercises of stock-based awards, partially offset by $38.8 million of debt amendment costs. For 2011, primary drivers of cash provided by financing from continuing operations were a net increase in outstanding debt of $47.9 million and net cash inflows of $18.9 million from exercises of stock-based awards, partially offset by $4.7 million of debt amendment costs. For 2010, primary drivers of cash provided by financing activities from continuing operations were a net decrease in outstanding debt of $123.2 million and net cash inflows of $19.3 million from exercises of stock-based awards, partially offset by $2.5 million of debt amendment costs.
Tangible Equity Units (TEUs)
On September 19, 2012, we issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by us, which had an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2012, the Amortizing Notes had an aggregate principal amount of $32.4 million. On each January 1, April 1, July 1 and October 1, we are required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If we elect to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require us to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Unless settled or redeemed earlier, each Purchase Contract will automatically settle on October 1, 2015 (subject to postponement in certain limited circumstances) and we will deliver a number of shares of our Class A common stock based on the applicable market value of our Class A common stock, as defined in the Purchase Contract, which will be between 1.2355 shares and 1.5444 shares (subject to adjustment) per each $100 stated amount of the TEUs based on our share price at the time of settlement. Each TEU may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the TEU, and the separate components may be combined to create a TEU. The Amortizing Note component of the TEU is recorded as debt and the Purchase Contract component of the TEU is recorded in equity as additional paid-in capital. On September 19, 2012, we recorded $197.6 million, the initial fair value of the Purchase Contracts, as additional paid-in capital, and was partially offset by $6.1 million of underwriting discounts and commissions and offering expenses.
Our basic and diluted earnings per share calculations reflect the weighted average shares issuable upon settlement of the Purchase Contract component of the TEUs. For purposes of determining the number of shares included in the calculation, we used the market price of our Class A common stock at the period end date.

RailAmerica Acquisition and Related Financing
On October 1, 2012, we announced the closing of our acquisition of RailAmerica and entered into the New Credit Agreement, which is comprised of a $1.9 billion term loan and a $425.0 million revolving loan. The acquisition was financed through borrowings under the New Credit Agreement, public offerings of shares of our Class A common stock and TEUs and a private issuance of Series A-1 Preferred Stock to Carlyle. We financed the $1.4 billion cash purchase price for RailAmerica's shares, the refinancing of $1.2 billion of our and RailAmerica's debt, as well as transaction and financing-related expenses, with $1.8 billion of debt from our New Credit Agreement, $475.5 million of gross proceeds from our recent public offerings of Class A common stock and TEUs and $350.0 million through the private issuance of Series A-1 Preferred Stock to Carlyle.
On October 1, 2012, in connection with the RailAmerica acquisition, we repaid in full all outstanding loans, together with interest and all other amounts due under our previously outstanding credit agreement (the Prior Credit Agreement). In addition, we repaid in full our Series B senior notes on October 1, 2012, along with an aggregate $12.6 million make-whole payment. In connection with the repayment of the Prior Credit Agreement and our outstanding notes, we wrote off $3.2 million of unamortized debt issuance costs.
Cash Repatriation
At December 31, 2012, we had cash and cash equivalents totaling $64.8 million, of which $33.6 million was held in our foreign subsidiaries. We file a consolidated United States federal income tax return that includes all of our United States subsidiaries. Each of our foreign subsidiaries files appropriate income tax returns in each of their respective countries. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries; however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2012 was $251.4 million.
Credit Agreement
The New Credit Agreement expanded the size of our credit facilities from $750.0 million to $2.3 billion and has a maturity date of October 1, 2017. The New Credit Agreement includes a $425.0 million revolving loan, a $1.6 billion United States term loan, a C$24.6 million ($25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million ($210.0 million at the exchange rate on October 1, 2012) Australian term loan. The revolving loan also includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans.
The New Credit Agreement provides for borrowings under the revolving facility in United States dollars, Euros, Canadian dollars and Australian dollars. Under the revolving facility, the applicable borrowing spread for the United States base rate loans and Canadian base rate loans under the New Credit Agreement will initially be 1.50% over the base rate through December 31, 2012 and will range from 0.50% to 1.75% over the base rate depending upon our total leverage ratio thereafter. The applicable borrowing spread for the United States LIBOR rate loans, Canadian LIBOR rate loans, the Australian loans and the European loans will initially be 2.50% over the LIBOR rate through December 31, 2012 and will range from 1.50% to 2.75% over the LIBOR rate depending upon our total leverage ratio as determined at the end of any applicable measurement period thereafter.
As of December 31, 2012, the United States, Australian and Canadian term loans had interest rates of 2.71%, 5.65% and 3.55%, respectively. On December 31, 2012, the Company had outstanding revolving loans of $11.0 million in the United States with an interest rate of 2.71%, A$10.0 million in Australia (or $10.4 million at the exchange rate on December 31, 2012) with an interest rate of 5.65% and €2.9 million in Europe (or $3.8 million at the exchange rate on December 31, 2012) with an interest rate of 2.56%.
In addition to paying interest on any outstanding borrowings under the New Credit Agreement, we are required to pay a commitment fee in respect of the unutilized portion of the commitments under the new revolving credit facility. The commitment fee rate will initially be 0.50% per annum through December 31, 2012 and will range from 0.25% to 0.50% depending upon our total leverage ratio thereafter. We will also pay customary letter of credit and agency fees.

The United States term loan will amortize in quarterly installment amounts of $16.4 million for the first eight quarterly payments beginning December 31, 2012, $21.9 million for the succeeding eight quarterly payments and $43.7 million for the next succeeding quarterly periods through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Canadian term loan will amortize in quarterly installment amounts of C$0.2 million for the first eight quarterly payments beginning December 31, 2012, C$0.3 million for the succeeding eight quarterly payments and C$0.7 million for the next succeeding quarterly periods through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Australian term loan will amortize in quarterly installment amounts of A$2.0 million for the first eight quarterly payments beginning December 31, 2012, A$2.7 million for the succeeding eight quarterly payments and A$5.4 million for the next succeeding quarterly periods through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017.
In addition to the quarterly installment amounts, during the three months ended December 31, 2012, we repaid $47.5 million of the United States term loan, C$10.0 million (or $10.0 million at the exchange rate on October 31, 2012) on the Canadian term loan and A$18.0 million (or $18.6 million at the exchange rate on October 25, 2012) on the Australian term loan.
The New Credit Agreement also includes (a) a $45.0 million sub-limit for the issuance of standby letters of credit and (b) sub-limits for swingline loans including (i) up to $30.0 million under the United States revolving loan, (ii) up to $15.0 million under each of the Canadian revolving loan and the Australian revolving loan and (iii) up to $10.0 million under the Euro revolving loan.
The New Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or prohibit our ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by us; sell or issue capital stock of any of our restricted subsidiaries; change the fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the New Credit Agreement we must have an interest coverage ratio of at least 3.50 to 1.00 as of the last day of any fiscal quarter. In addition, we may not exceed specified maximum total leverage ratios as described in the following table:

Period	Maximum Total Leverage Ratio
Closing Date through September 30, 2013	4.75 to 1.00
December 31, 2013 through September 30, 2014	4.25 to 1.00
December 31, 2014 through September 30, 2015	3.75 to 1.00
December 31, 2015 and thereafter	3.50 to 1.00
As of December 31, 2012, we were in compliance with the provisions of the covenant requirements of the New Credit Agreement. As of December 31, 2012, our $425.0 million revolving loan consisted of $25.2 million of outstanding debt, subsidiary letters of credit guarantees of $3.6 million and $396.3 million of unused borrowing capacity. Subject to maintaining compliance with the covenants in the New Credit Agreement, the $396.3 million of unused borrowing capacity as of December 31, 2012 is available for working capital, capital expenditures, permitted investments, permitted acquisitions, refinancing existing indebtedness and general corporate purposes.
On July 29, 2011, we entered into the Prior Credit Agreement which replaced our credit agreement then in effect. The Prior Credit Agreement expanded the borrowing capacity of our senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Prior Credit Agreement included a $425.0 million revolving loan, a $200.0 million United States term loan, an A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan. The Prior Credit Agreement allowed for borrowings in United States dollars, Australian dollars, Canadian dollars and Euros.
As described above, in connection with the RailAmerica acquisition, we repaid in full all outstanding loans, together with interest and all other amounts due under the Prior Credit Agreement. No penalties were due in connection with such repayments. In connection with the repayment of the Prior Credit Agreement, we wrote off $2.9 million of unamortized debt issuance costs and incurred $0.5 million of legal expenses.

Senior Notes
In 2005, we completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series C senior notes had a borrowing rate of three-month LIBOR plus 0.70% and were repaid in July 2012 through borrowings under the Prior Credit Agreement. The Series B senior notes bore interest at 5.36% and were due in July 2015. On October 1, 2012, we repaid the $100.0 million of Series B senior notes, along with an aggregate $12.6 million make-whole payment, with proceeds from the New Credit Agreement. In addition, we wrote off $0.3 million of unamortized debt issuance costs associated with our senior notes.
In 2004, we completed a $75.0 million private placement of Series A senior notes. The Series A senior notes bore interest at 4.85% and matured in November 2011. On November 1, 2011, we repaid the $75.0 million of senior notes through $67.0 million of borrowings under the Prior Credit Agreement and $8.0 million from cash and cash equivalents.
Non-Interest Bearing Loan
In 2010, as part of the FreightLink Acquisition, we assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2012, the carrying value of the loan was $2.2 million with an effective interest rate of 8.0%.
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
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced our revenues by approximately $7 million, primarily in the first quarter of 2012. In June 2012, we recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate on June 30, 2012) for a business interruption claim. This recovery represents a partial recovery of the total expected business interruption claim. Additional recovery is expected in 2013.
In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. We increased our estimate of costs associated with the Edith River Derailment, as well as our estimate of insurance recovery, each by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, we made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). As of December 31, 2012, our outstanding insurance receivable associated with repair costs was A$4.7 million (or $4.9 million at the exchange rate on December 31, 2012).
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
Equipment and Property Leases
We enter into operating leases for rail cars, locomotives and other equipment. As of December 31, 2012, we leased 10,307 rail cars and 7 locomotives (not including RailAmerica's leased locomotives). Related operating lease expense for the years ended December 31, 2012, 2011 and 2010 was $13.4 million, $19.0 million and $13.1 million, respectively. As of December 31, 2012, RailAmerica leased 8,004 rail cars and 175 locomotives.

We lease certain real property, which resulted in operating lease expense for the years ended December 31, 2012, 2011 and 2010 of $4.9 million, $4.6 million and $5.0 million, respectively.
We are party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease agreements in 2012.
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
2013 Budgeted Capital Expenditures
The following table sets forth our budgeted capital expenditures for the year ended December 31, 2013 (dollars in thousands):

Budgeted Capital Expenditures:	2013
Track and equipment improvements, self-funded	$145,000
Track and equipment improvements, subject to third party funding	110,000
New business development	73,000
Specific 2013 projects	17,000
Grants from outside parties	(90,000)
Net budgeted capital expenditures	$255,000
We have historically relied primarily on cash generated from operations to fund working capital and capital expenditures relating to ongoing operations, while relying on borrowed funds and stock issuances to finance acquisitions and new investments. We believe our cash flow from operations will enable us to meet our liquidity and capital expenditure requirements relating to ongoing operations for at least the duration of the New Credit Agreement.
Contractual Obligations and Commercial Commitments
As of December 31, 2012, we had contractual obligations and commercial commitments that could affect our financial condition. However, based on our assessment of the underlying provisions and circumstances of our material contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition or liquidity.

The following table represents our obligations and commitments for future cash payments under various agreements as of December 31, 2012 (dollars in thousands):

	Payments Due By Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$1,899,551	$86,256	$209,084	$1,551,953	$52,258
Interest on long-term debt (2)	287,500	56,793	103,868	78,024	48,815
Derivative instruments (3)	1,028	—	909	119	—
Capital lease obligations	10,509	1,313	2,627	6,344	225
Operating lease obligations	297,620	43,482	48,664	32,596	172,878
Purchase obligations (4)	53,556	38,422	15,134	—	—
Other long-term liabilities (5)	35,841	2,903	20,041	906	11,991
Total (6)	$2,585,605	$229,169	$400,327	$1,669,942	$286,167

(1)
Includes an A$50.0 million (or $52.0 million at the exchange rate on December 31, 2012) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of $2.2 million as of December 31, 2012.

(2)	Assumes no change in variable interest rates from December 31, 2012.

(3)	Includes the fair value of our interest rate swaps of $0.9 million and the fair value of our cross-currency swap of $0.1 million.

(4)	Includes purchase commitments for future capital expenditures.

(5)
Includes estimated casualty obligations of $13.6 million, deferred compensation of $8.5 million, locomotive parts purchase obligations of $4.5 million and certain other long-term liabilities of $1.8 million. In addition, the table includes estimated post-retirement medical and life insurance benefits of $6.9 million and our 2013 estimated contributions of $0.6 million to our pension plans.

(6)
Table excludes any reserves for income taxes under U.S. GAAP because we are unable to reasonably predict the ultimate amount or timing of settlement of our unrecognized tax benefits beyond 2012. As of December 31, 2012, our reserves for income taxes totaled approximately $4.0 million.

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
Our off-balance sheet arrangements as of December 31, 2012 consisted of operating lease obligations, which are included in the contractual obligations table above.
Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects on revenues of average foreign currency exchange rates in effect during the year ended December 31, 2012 versus the year ended December 31, 2011, foreign currency translation had an overall negative impact on our consolidated revenues due to the weakening of the Canadian dollar and the Euro relative to the United States dollar, partially offset by the strengthening of the Australian dollar relative to the United States dollar in the year ended December 31, 2012. Since the world’s major crude oil and refined products are traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales to third parties in Australia. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment and to make estimates and assumptions that affect business combinations, reported assets, liabilities, revenues and expenses during the reporting period. Management uses its judgment in making significant estimates in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could materially differ from those estimates.
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
When assessing spending for classification among capital or expense, we evaluate the substance of the respective spending. For example, costs incurred to modify a railroad bridge, either through individual projects or pre-established multi-year programs, which substantially upgrade the bridge’s capacity to carry increased loads and/or to allow for a carrying speed beyond the original or existing capacity of the bridge, are capitalized. However, costs for replacement of routinely wearable bridge components, such as plates or bolts, are expensed as incurred. Other than a de minimis threshold under which costs are expensed as incurred, we do not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.
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
The following table sets forth our total net capitalized major renewals and improvements versus our total maintenance and repair expense for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Gross capitalized major renewals and improvements	$116,222	$107,419	$111,747
Grants from outside parties	39,632	22,642	40,802
Net capitalized major renewals and improvements	$76,590	$84,777	$70,945

Total repairs and maintenance expense	$180,282	$172,396	$128,191

We depreciate our property and equipment on the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of our major classes of property and equipment:

	Estimated Useful Life (in Years)
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	3	30
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and rail cars	5	30
Vehicles and mobile equipment	5	10
Signals and crossing equipment	10	30
Track equipment	5	10
Other equipment	3	20
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
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net loss/(gain) on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, we record the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2012, 2011 and 2010.
Grants from Outside Parties
Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
We review the carrying values of identifiable intangible assets with indefinite lives and goodwill at least annually to assess impairment, since these assets are not amortized. We perform our annual impairment test as of November 30 of each year, and no impairment was recognized for the years ended December 31, 2012, 2011 and 2010, as a result of our annual impairment test. Additionally, we review the carrying value of any intangible asset or goodwill whenever such events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.
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
Derailment and Property Damages, Personal Injuries and Third-Party Claims
We maintain liability and property insurance coverage to mitigate the financial risk of providing rail and rail-related services. RailAmerica's liability and property insurance coverage will remain in place until our annual insurance renewal later in 2013, following which it is expected that all of our operations will be under one insurance program. Our primary liability policies currently have self-insured retentions of up to $0.5 million per occurrence. RailAmerica's primary liability policies currently have self-insured retentions of up to $1.0 million per occurrence as of December 28, 2012, and prior self-insured retentions have been as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, our liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under our liability policies. Accruals for FELA claims by our railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops. Our property damage policies currently have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million. RailAmerica's primary property damage policies currently have self-insured retentions of up to $1.5 million per occurrence. The property damage policies also provide business interruption insurance arising from covered events. The self-insured retentions under our policies may change with each annual insurance renewal depending on our loss history, the size and make-up of our company and general insurance market conditions.
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
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and the volatility of the stock over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of our Class A common stock on the date of grant.
For the year ended December 31, 2012, compensation cost from equity awards was $7.9 million. We also recorded an additional $4.1 million of costs from the acceleration of equity awards for certain terminated employees related to the integration of RailAmerica. As of December 31, 2012, the compensation cost related to non-vested awards not yet recognized was $20.7 million, which will be recognized over the next three years with a weighted average period of 1.7 years. The total income tax benefit recognized in the consolidated statement of operations for equity awards, including the benefit recognized from the acceleration of equity awards related to the integration of RailAmerica, was $4.5 million for the year ended December 31, 2012.
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
No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries because it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries. The amount of undistributed earnings of our controlled foreign subsidiaries as of December 31, 2012 was $251.4 million.
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
Recently Issued Accounting Standards
See Note 23 to our Consolidated Financial Statements included elsewhere in this Annual Report.

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
Interest Rate Risk & Risk Sensitivity
Our interest rate risk results from variable interest rate debt obligations, where an increase in interest rates would result in lower earnings and increased cash outflows. The following table presents principal cash flows from our debt obligations, related weighted average annual interest rates by expected maturity dates and estimated fair values as of December 31, 2012 (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt:
Tangible Equity Units	$10,557	$10,694	$11,184	$—	$—	$—	$32,435	$31,484
Other debt (1)	1,984	2,010	6,506	1,882	6,961	52,483	71,826	19,759
Average annual interest rate	6.84%	7.10%	7.45%	7.95%	7.97%	7.99%	6.84%
Variable rate debt:
Revolving credit facility:
Australia	$—	$—	$—	$—	$10,393	$—	$10,393	$10,515
Europe	—	—	—	—	3,760	—	3,760	3,768
United States	—	—	—	—	11,000	—	11,000	10,939
Term loans:
Australia	8,437	9,140	11,249	14,061	147,213	—	190,100	191,057
Canada	991	1,073	1,321	1,651	9,410	—	14,446	14,353
United States	65,600	71,067	87,467	109,333	1,242,633	—	1,576,100	1,562,385
Average annual interest rate	3.16%	3.35%	3.63%	4.23%	4.55%	0.00%	3.04%
Total	$87,569	$93,984	$117,727	$126,927	$1,431,370	$52,483	$1,910,060	$1,844,260
(1) Includes a $50.0 million (or $52.0 million at the exchange rate on December 31, 2012) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of $2.2 million as of December 31, 2012 with an effective interest rate of 8.0%.
The variable interest rates presented in the table above are based on the implied forward rates in the yield curve for borrowings denominated using United States LIBOR, Australia BBSW, Canadian LIBOR and Euro LIBOR (as of December 31, 2012). The borrowing margin is composed of a weighted average of 2.50% for United States, Australian, Canadian and European borrowings under our New Credit Agreement. To the extent not mitigated by interest rate swap agreements, based on the table above, assuming a one percentage point increase in market interest rates, annual interest expense on our variable rate debt would increase by approximately $2.4 million. Furthermore, if we were to refinance all of our debt obligations in the current environment, we believe we would incur interest rates no worse, and potentially better, than our current rates.

Fair Value of Financial Instruments
We apply the following three-level hierarchy of valuation inputs as a framework for measuring fair value:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets that we have the ability to access at the measurement date.

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
We use interest rate swap agreements to manage our exposure to changes in interest rates of our variable rate debt. These agreements are recorded in the consolidated balance sheets at fair value. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, LIBOR implied forward interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity. Changes in the fair value of the agreements are recorded in net income or other comprehensive income/(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the interest payments attributable to our variable rate debt.
In the fourth quarter of 2008, we entered into an interest rate swap agreement to manage our exposure to interest rates on a portion of our outstanding borrowings. The swap has a notional amount of $120.0 million and requires us to pay a fixed rate of 3.88% on the notional amount. In return, we receive one-month LIBOR on the notional amount of the swap, which is equivalent to our variable rate obligation on the notional amounts under the New Credit Agreement. This swap expires on September 30, 2013.
In the fourth quarter of 2012, we entered into multiple interest rate swap agreements to manage our exposure to changes in interest rates on our variable rate debt. The following table summarizes the terms of the interest rate swap agreements (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		1/1/2013	1,350,000	0.25%	1-month LIBOR
		4/1/2013	1,300,000	0.25%	1-month LIBOR
		7/1/2013	1,250,000	0.25%	1-month LIBOR
9/30/2013	9/29/2014	9/30/2013	1,350,000	0.35%	1-month LIBOR
		12/31/2013	1,300,000	0.35%	1-month LIBOR
		3/31/2014	1,250,000	0.35%	1-month LIBOR
		6/30/2014	1,200,000	0.35%	1-month LIBOR
9/30/2014	9/29/2015	9/30/2014	1,150,000	0.54%	1-month LIBOR
		1/1/2015	1,100,000	0.54%	1-month LIBOR
		4/1/2015	1,050,000	0.54%	1-month LIBOR
		7/1/2015	1,000,000	0.54%	1-month LIBOR
9/30/2015	9/30/2016	9/30/2015	350,000	0.93%	1-month LIBOR

On November 9, 2012, we entered into multiple 10-year forward starting interest rate swap agreements to manage our exposure to changes in interest rates on our variable rate debt. On the date of the hedge designation, September 30, 2016, it is probable that we will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under our commercial banking lines. The forward starting interest swap agreements are expected to settle in cash on September 30, 2016. We expect any gains or losses on settlement will be amortized over the life of the respective swaps. The swaps have a notional amount of $300.0 million and require us to pay a fixed rate of 2.79% and receive three-month LIBOR on the notional amount over a 10-year period expiring September 30, 2026.
The fair value of the interest rate swap agreements were estimated based on Level 2 inputs. Our effectiveness testing during the year ended December 31, 2012, resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings, as more fully described in Note 17, Accumulated Other Comprehensive Income to our Consolidated Financial Statements included elsewhere in this Annual Report.
Foreign Currency Exchange Rate Risk
As of December 31, 2012, $220.9 million of third-party debt related to our foreign operations was denominated in the currencies in which our subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to our debt service payments is limited. However, in the event the foreign currency debt service is not paid from our foreign operations, we may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
We are also exposed to foreign currency exchange rate risk related to our foreign operations, including non-functional currency intercompany debt, typically from our United States operations to our foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, we may enter into foreign exchange forward contracts. Although these derivative contracts do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income/(expense), net.
On December 1, 2010, we completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). We financed the acquisition through a combination of cash on hand and borrowings under our credit agreement then in effect. On November 24, 2010, we entered into foreign exchange forward contracts, with funds to be delivered on December 1, 2010, to secure an exchange rate for A$45 million of the A$331.9 million purchase of the FreightLink assets. The subsequent decrease in the value of Australian dollar versus the United States dollar between November 24, 2010 and December 1, 2010 and its impact on the A$45 million of purchase price resulted in an additional expense of $0.7 million within other (expense)/income, net.
In addition, a portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, we entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap required us to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allowed us to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which we believe is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, we realized a net expense of $4.4 million within interest (expense)/income for the year ended December 31, 2012. In addition, we recognized a net gain of $0.6 million within other income/(expense) related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2012. The Swap expired on December 1, 2012 and was settled for $9.1 million.

On November 29, 2012, simultaneous with the termination of the existing swap, we entered into two new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective December 3, 2012 and expires on December 1, 2014. The Swaps effectively convert the A$105.0 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The Swaps require us to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allow us to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of these quarterly net settlement payments, we realized a net expense of $0.3 million within interest (expense)/income for the year ended December 31, 2012. In addition, we recognized a net loss of $0.3 million within other income/(expense) related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2012.
The following table summarizes the impact of these foreign currency financial instruments on our statement of operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2012	2011
Quarterly settlement under cross-currency swap	Interest (expense)/income	$(4,638)	$(5,935)
Mark-to-market of intercompany debt	Other income/(expense), net	2,053	(216)
Mark-to-market of cross-currency swap	Other (expense)/income, net	(1,750)	462
		$(4,335)	$(5,689)
The following table presents our financial instruments that are carried at fair value using Level 2 inputs at December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Financial liabilities carried at fair value using Level 2 inputs:
Interest rate swap agreements	$4,302	$—
Cross-currency swap agreements	255	—
Total financial assets carried at fair value	4,557	—
Interest rate swap agreements	$4,663	$7,025
Cross-currency swap agreements	143	7,170
Total financial liabilities carried at fair value	$4,806	$14,195
Contingent Forward Sale Contract
In conjunction with our announcement on July 23, 2012 of our plan to acquire RailAmerica, we entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, we agreed to sell to Carlyle a minimum of $350.0 million of Series A-1 Preferred Stock. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the option to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium in our stock price on the trading day prior to the announcement of the RailAmerica acquisition.
For the period between July 23, 2012 and September 30, 2012, the Series A-1 Preferred Stock was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in our consolidated financial results and the cumulative effect represented as an asset or liability. As a result of the significant increase in our share price between July 23, 2012 and the end of the third quarter of 2012, we recorded a $50.1 million non-cash mark-to-market expense to the Investment Agreement for the twelve months ended December 31, 2012. The closing price of our Class A common stock was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Series A-1 Preferred Stock.

As the closing price of our Class A common stock exceeded $76.03 for 30 consecutive trading days as of February 12, 2013, we converted the $350.0 million of Series A-1 Preferred Stock into 5,984,232 shares of our Class A common stock on February 13, 2013. These shares were included in our weighted average diluted common shares outstanding in calculating EPS for 2012. On the conversion date, we paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends in respect of the Series A-1 Preferred Stock in an amount equal to $2.1 million. Following the conversion, we will not incur the quarterly dividend of approximately $4.4 million that would otherwise have been due on the Series A-1 Preferred Stock.
See Note 24, Subsequent Events to our Consolidated Financial Statements included elsewhere in this Annual Report for further information relating to the conversion of the Series A-1 Preferred Stock into our Class A common stock.
Sensitivity to Diesel Fuel Prices
We are exposed to fluctuations in diesel fuel prices since an increase in the price of diesel fuel would result in lower earnings and cash outflows. In the year ended December 31, 2012, fuel costs for fuel used in operations represented 12.9% of our total expenses. As of December 31, 2012, we had not entered into any hedging transactions to manage this diesel fuel risk. We receive fuel surcharges and other rate adjustments that offset the impact of higher fuel prices. As of December 31, 2012, each one percentage point increase in the price of diesel fuel would result in a $0.9 million increase in our annual fuel expense to the extent not offset by higher fuel surcharges and/or rates.
ITEM 8.    Financial Statements and Supplementary Data.
The financial statements and supplementary financial data required by this item are listed under Part IV. Item 15 following the signature page hereto and are incorporated by reference herein.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A.     Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to accomplish their objectives at the reasonable assurance level.
In making its assessment of changes in internal control over financial reporting as of December 31, 2012, management has excluded RailAmerica, which was acquired in a purchase business combination during the three months ended December 31, 2012.  The Company is currently assessing the control environments of this acquisition. RailAmerica is wholly-owned by the Company and their excluded assets represent 34% of the Company's consolidated total assets at December 31, 2012.
There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company’s Audit Committee. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operating effectiveness of our internal control over financial reporting.
We have excluded RailAmerica from our assessment of internal control over financial reporting, which was acquired in a purchase business combination on October 31, 2012 and whose total assets represent 34% of the Company's consolidated total assets at December 31, 2012
Based on this assessment, management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting.
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

ITEM 9B.     Other Information.
None.
PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2013, under “Election of Directors,” “Executive Officers,” and “Corporate Governance.”
We have adopted a Code of Ethics and Conduct that applies to all directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer and Global Controller. The Code of Ethics and Conduct is available on the Governance page of the Company’s Internet website at www.gwrr.com. We will post any amendments to the Code of Ethics and Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our Internet website within the required time period.
ITEM 11.     Executive Compensation.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2013, under “Executive Compensation”, including the “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Summary Compensation Table” sections and “2012 Director Compensation.”
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth all of our securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,105,411	$42.61	2,426,852
Equity compensation plans not approved by security holders	—	—	—
Total	1,105,411	$42.61	2,426,852
The remaining information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2013, under “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2013, under “Corporate Governance” and “Related Person Transactions and Other Information.”
ITEM 14.     Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our proxy statement to be filed within 120 days after the end of our fiscal year in connection with the Annual Meeting of the Stockholders of G&W to be held on May 22, 2013, under “Approval of the Selection of Independent Auditors.”

PART IV
ITEM 15.     Exhibits, Financial Statement Schedules.

(a)	DOCUMENTS FILED AS PART OF THIS FORM 10-K
Genesee & Wyoming Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012,
2011 and 2010
Consolidated Statements of Changes in Equity for the Years Ended
December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Separate Financial Statements of Subsidiaries Not Consolidated and 100 Percent Owned:
RailAmerica, Inc. and Subsidiaries Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 28, 2012
Consolidated Statement of Operations for the Period October 1, 2012 (acquisition date) through December 28, 2012
Consolidated Statement of Comprehensive Income for the Period October 1, 2012
(acquisition date) through December 28, 2012
Consolidated Statement of Changes in Equity for the Period October 1, 2012 (acquisition date) through December 28, 2012
Consolidated Statements of Cash Flows for the Period October 1, 2012 (acquisition date) through December 28, 2012
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

Date:	March 1, 2013	GENESEE & WYOMING INC.

		By:	/S/ JOHN C. HELLMANN
John C. Hellmann Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Title	Signature

March 1, 2013	Chairman of the Board of Directors	/S/ MORTIMER B. FULLER III
Mortimer B. Fuller III
March 1, 2013	Chief Executive Officer, President and Director (Principal Executive Officer)	/S/ JOHN C. HELLMANN
John C. Hellmann
March 1, 2013	Chief Financial Officer (Principal Financial Officer)	/S/ TIMOTHY J. GALLAGHER
Timothy J. Gallagher
March 1, 2013	Chief Accounting Officer (Principal Accounting Officer)	/S/ CHRISTOPHER F. LIUCCI
Christopher F. Liucci
March 1, 2013	Director	/S/ RICHARD H. ALLERT
Richard H. Allert
March 1, 2013	Director	/S/ RICHARD H. BOTT
Richard H. Bott
March 1, 2013	Director	/S/ GREGORY S. LEDFORD
Gregory S. Ledford
March 1, 2013	Director	/S/ ØIVIND LORENTZEN III
Øivind Lorentzen III
March 1, 2013	Director	/S/ ROBERT M. MELZER
Robert M. Melzer
March 1, 2013	Director	/s/ MICHAEL NORKUS
Michael Norkus
March 1, 2013	Director	/S/ ANN N. REESE
Ann N. Reese
March 1, 2013	Director	/s/ PHILIP J. RINGO
Philip J. Ringo
March 1, 2013	Director	/s/ MARK A. SCUDDER
Mark A. Scudder

INDEX TO EXHIBITS

(1)	Plan of acquisition, reorganization, arrangement, liquidation or succession

1.1
Agreement and Plan of Merger, dated as of July 23, 2012, by and among Genesee & Wyoming Inc., Jaguar Acquisition Sub Inc. and RailAmerica, Inc., is incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012.

(3)	(i) Articles of Incorporation

The Exhibits referenced under 4.1 and 4.4 hereof are incorporated herein by reference.

(ii) By-laws

3.1	Amended By-laws, effective as of August 19, 2004, is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Report on Form 10-Q filed on November 9, 2004.

(4)	Instruments defining the rights of security holders, including indentures

4.1	Restated Certificate of Incorporation is incorporated herein by reference to Annex II to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2011.

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

4.4
Series A-1 Preferred Stock Certificate of Designations dated as of September 28, 2012, is incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2012.

4.5
Purchase Contract Agreement, dated as of September 19, 2012, among Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Purchase Contract Agent and as attorney-in-fact for the holders of the Purchase Contracts from time to time and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(p) to the Registrant's Current Report on Form 8-K filed on September 19, 2012.

4.6	Form of Unit (included in Exhibit 4.5 hereof), is incorporated herein by reference to Exhibit 4(q) to the Registrant's Current Report on Form 8-K filed on September 19, 2012.

4.7	Form of Purchase Contract (included in Exhibit 4.5 hereof), is incorporated herein by reference to Exhibit 4(r) to the Registrant's Current Report on Form 8-K filed on September 19, 2012.

4.8
First Supplemental Indenture, dated as of September 19, 2012, between Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(s) to the Registrant's Current Report on Form 8-K filed on September 19, 2012.

4.9	Form of Amortizing Note (included in Exhibit 4.8 hereof), is incorporated herein by reference to Exhibit 4(t) to the Registrant's Current Report on Form 8-K filed on September 19, 2012.

4.10
Indenture, dated as of September 19, 2012, between Genesee & Wyoming Inc. and Wilmington Trust, National Association, as Trustee, is incorporated herein by reference to Exhibit 4(u) to the Registrant's Current Report on Form 8-K filed on September 19, 2012.

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

10.3
Note Purchase Agreement dated as of November 12, 2004 among Genesee & Wyoming Inc., certain subsidiaries of Genesee & Wyoming Inc. as Guarantors and not purchasers party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 8-K filed on November 18, 2004.

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

10.20	Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Annex I to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2011. **

10.21
Form of Option Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q filed on August 5, 2011.**

10.22
Form of Restricted Stock Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan is incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q filed on August 5, 2011.**

*10.23	Form of Restricted Stock Unit Award Notice under the Second Amended and Restated 2004 Omnibus Incentive Plan. **

10.24
Investment Agreement, dated as of July 23, 2012, by and among Genesee & Wyoming Inc. and Carlyle Partners V, L.P., is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012.

10.25
Debt Commitment Letter, dated as of July 23, 2012, among Genesee & Wyoming Inc., Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 23, 2012.

10.26
First Amendment to the Investment Agreement, dated as of September 10, 2012, by and between Genesee & Wyoming Inc. and Carlyle Partners V, L.P., is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 10, 2012.

10.27
Voting Trust Agreement, dated as of September 28, 2012, between Genesee & Wyoming Inc. and R. Lawrence McCaffrey, is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 3, 2012.

10.28
Senior Secured Syndicated Facility Agreement dated as of October 1, 2012, among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee & Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Citigroup Global markets Inc., as co-lead arrangers and co-bookrunning managers, JPMorgan Chase Bank, N.A. and Citigroup Global Markets Inc., as co-syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation, Sovereign Bank N.A., Branch Banking and Trust Company, Fifth Third Bank, Royal Bank of Canada, TD Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and the lenders and certain guarantors party thereto from time to time, is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2012.

10.29
Registration Rights Agreement dated as of October 1, 2012, among Genesee & Wyoming Inc., Carlyle Partners V GW, L.P., CP V GW AIV 1, L.P., CP GW AIV 2 .LP., CP V GW AIV 3, L.P., CPV GW AIV 4, L.P., CP V Coinvestment A, L.P. and CP V Coinvestment B, L.P., is incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 3, 2012.

10.30
Voting Agreement, dated as of July 23, 2012, by and between Genesee & Wyoming Inc. and RR Acquisition Holding LLC, is incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on July 23, 2012.

*10.31	Acknowledgement and Agreement, dated as of February 7, 2013, by and among Genesee & Wyoming Inc. and holders of the Series A-1 Preferred Stock party thereto.

(11)	Not included as a separate exhibit as computation can be determined from Note 2 to the financial statements included in this Report under Item 8

*(21.1)	Subsidiaries of the Registrant

*(23.1)	Consent of PricewaterhouseCoopers LLP

*(23.2)	Consent of PricewaterhouseCoopers LLP

*(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*(32.1)	Section 1350 Certifications

*101
The following financial information from Genesee & Wyoming Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the Years Ended December 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed or furnished with this Report.

**	Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Genesee & Wyoming Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity present fairly, in all material respects, the financial position of Genesee & Wyoming Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in the Report of Management on Internal Control over Financial Reporting, management has excluded RailAmerica, Inc. from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination on October 1, 2012. We have also excluded RailAmerica, Inc. from our audit of internal control over financial reporting. RailAmerica, Inc. is a wholly-owned subsidiary whose total assets represent approximately 34% of the related consolidated total assets as of December 31, 2012
/s/ PricewaterhouseCoopers, LLP
Stamford, Connecticut
March 1, 2013

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 and 2011
(dollars in thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
CURRENTS ASSETS:
Cash and cash equivalents	$64,772	$27,269
Accounts receivable, net	262,949	165,768
Materials and supplies	32,389	14,445
Prepaid expenses and other	33,586	13,332
Deferred income tax assets, net	71,556	19,385
Total current assets	465,252	240,199
PROPERTY AND EQUIPMENT, net	3,396,295	1,643,589
GOODWILL	634,953	160,277
INTANGIBLE ASSETS, net	670,206	230,628
DEFERRED INCOME TAX ASSETS, net	2,396	2,342
OTHER ASSETS, net	57,013	17,122
Total assets	$5,226,115	$2,294,157
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$87,569	$57,168
Accounts payable	232,121	134,081
Accrued expenses	93,971	69,097
Deferred income tax liabilities, net	3,083	925
Total current liabilities	416,744	261,271
LONG-TERM DEBT, less current portion	1,770,566	569,026
DEFERRED INCOME TAX LIABILITIES, net	862,734	285,780
DEFERRED ITEMS - grants from outside parties	228,579	198,824
OTHER LONG-TERM LIABILITIES	47,506	18,622
COMMITMENTS AND CONTINGENCIES	—	—
SERIES A-1 PREFERRED STOCK	399,524	—
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at December 31, 2012 and 2011; 57,882,442 and 52,717,553 shares issued and 45,359,083 and 40,257,656 shares outstanding (net of 12,523,359 and 12,459,897 shares in treasury) on December 31, 2012 and 2011, respectively	579	527
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at December 31, 2012 and 2011; 1,728,952 and 2,192,473 shares issued and outstanding on December 31, 2012 and 2011, respectively	17	22
Additional paid-in capital	866,609	385,473
Retained earnings	789,727	741,669
Accumulated other comprehensive income	47,271	37,895
Treasury stock, at cost	(209,266)	(204,952)
Total Genesee & Wyoming Inc. stockholders' equity	1,494,937	960,634
Noncontrolling interest	5,525	—
Total equity	1,500,462	960,634
Total liabilities and equity	$5,226,115	$2,294,157
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
OPERATING REVENUES	$874,916	$829,096	$630,195
OPERATING EXPENSES:
Labor and benefits	257,618	236,152	207,863
Equipment rents	37,322	43,885	32,484
Purchased services	80,572	78,710	52,100
Depreciation and amortization	73,405	66,481	51,166
Diesel fuel used in operations	88,399	88,499	45,856
Diesel fuel sold to third parties	11,322	16,986	17,322
Casualties and insurance	24,858	22,469	14,235
Materials	25,240	26,419	22,280
Net (gain)/loss on sale and impairment of assets	(11,225)	(5,660)	(6,441)
Gain on settlement	—	—	(8,707)
Gain on insurance recoveries	(5,760)	(1,061)	—
Stamp duty	—	—	16,369
Restructuring	—	—	(2,349)
Other expenses	72,799	64,437	57,607
RailAmerica acquisition-related costs	18,592	—	—
RailAmerica integration costs	11,452	—	—
Total operating expenses	684,594	637,317	499,785
INCOME FROM OPERATIONS	190,322	191,779	130,410
Gain on sale of investments	—	907	—
Interest income	3,725	3,243	2,397
Interest expense	(62,845)	(38,617)	(23,147)
Contingent forward sale contract mark-to-market expense	(50,106)	—	—
Other income/(expense), net	2,300	712	(827)
Income from continuing operations before income taxes and income from equity investment	83,396	158,024	108,833
Provision for income taxes	(46,402)	(38,531)	(30,164)
Income from equity investment in RailAmerica, net	15,557	—	—
Income from continuing operations, net of tax	52,551	119,493	78,669
(Loss)/income from discontinued operations, net of tax	(118)	(9)	2,591
Net income	52,433	119,484	81,260
Series A-1 Preferred Stock dividend	4,375	—	—
Net income available to common stockholders	$48,058	$119,484	$81,260
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$1.13	$2.99	$2.02
Basic (loss)/earnings per common share from discontinued operations	—	—	0.07
Basic earnings per common share	$1.13	$2.99	$2.09
Weighted average shares—Basic	42,693	39,912	38,886
Diluted earnings per share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per share from continuing operations	$1.02	$2.79	$1.88
Diluted (loss)/earnings per common share from discontinued operations	—	—	0.06
Diluted earnings per share	$1.02	$2.79	$1.94
Weighted average shares—Diluted	51,316	42,772	41,889
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED December 31, 2012, 2011 and 2010
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
NET INCOME	$52,433	$119,484	$81,260
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	5,616	(3,511)	21,877
Net unrealized income/(loss) on qualifying cash flow hedges, net of tax provision/(benefit) of $2,702, $759 and ($904), respectively	4,053	1,334	(1,590)
Changes in pension and other postretirement benefit, net of tax (benefit)/provision of ($166), ($24) and $196, respectively	(293)	(42)	344
Other comprehensive income/(loss)	9,376	(2,219)	20,631
COMPREHENSIVE INCOME	$61,809	$117,265	$101,891
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011 (dollars in thousands)

	G&W Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Non-controlling Interests	Total Equity
BALANCE, December 31, 2010	$519	$24	$358,024	$622,185	$40,114	$(203,626)	$—	$817,240
Net income	—	—	—	119,484	—	—	—	119,484
Other comprehensive income	—	—	—	—	(2,219)	—	—	(2,219)
Proceeds from employee stock purchases	6	—	17,427	—	—	—	—	17,433
Conversion of 216,554 shares Class B common stock to Class A common stock	2	(2)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	7,776	—	—	—	—	7,776
Excess tax benefits from share-based compensation	—	—	2,246	—	—	—	—	2,246
Treasury stock acquisitions, 24,999 shares	—	—	—	—	—	(1,326)	—	(1,326)
BALANCE, December 31, 2011	$527	$22	$385,473	$741,669	$37,895	$(204,952)	$—	$960,634
Net income	—	—	—	52,433	—	—	—	52,433
Other comprehensive income	—	—	—	—	9,376	—	—	9,376
Dividends paid on A-1 Preferred Stock	—	—	—	(4,375)	—	—	—	(4,375)
Proceeds from employee stock purchases	9	—	19,311	—	—	—	—	19,320
Conversion of 273,021 shares Class B common stock to Class A common stock	5	(5)	—	—	—	—	—	—
Compensation cost related to equity awards	—	—	12,151	—	—	—	—	12,151
Compensation costs related to equity awards included in income from equity investment in RailAmerica	—	—	2,816	—	—	—	—	2,816
Excess tax benefits from share-based compensation	—	—	4,795	—	—	—	—	4,795
Stock issuance proceeds, net of stock issuance costs - 3,791,004 shares Class A common stock	38	—	234,302	—	—	—	—	234,340
TEU Purchase Contracts issuance proceeds, net of issuance costs - 2,300,000 units	—	—	191,428	—	—	—	—	191,428
RailAmerica acquisition consideration for share-based awards	—	—	15,400	—	—	—	—	15,400
Treasury stock acquisitions, 63,462 shares	—	—	—	—	—	(4,314)	—	(4,314)
Settlement of deferred stock awards, 31,244 shares	—	—	933	—	—	—	—	933
Noncontrolling interest - increase from RailAmerica acquisition	—	—	—	—	—	—	5,525	5,525
BALANCE, December 31, 2012	$579	$17	$866,609	$789,727	$47,271	$(209,266)	$5,525	$1,500,462

The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,433	$119,484	$81,260
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(income) from discontinued operations	118	9	(2,591)
Income from equity investment in RailAmerica, net	(15,557)	—	—
Depreciation and amortization	73,405	66,481	51,166
Compensation cost related to equity awards	12,151	7,776	7,174
Excess tax benefit from share-based compensation	(5,335)	(2,820)	(1,975)
Deferred income taxes	29,926	26,291	12,009
Stamp duty	—	—	12,625
Net (gain)/loss on sale and impairment of assets	(11,225)	(5,660)	(6,441)
Gain on sale of investments	—	(907)	—
Gain on insurance recoveries	(5,760)	(1,061)	—
Insurance proceeds received	21,479	646	—
Contingent forward sale contract mark-to-market expense	50,106	—	—
Changes in operating assets and liabilities which (used) /provided cash, net of effect of acquisitions:
Accounts receivable, net	(262)	(12,307)	(18,402)
Materials and supplies	(567)	(1,206)	(205)
Prepaid expenses and other	(5,384)	3,543	(762)
Accounts payable and accrued expenses	(30,051)	(25,556)	36,243
Other assets and liabilities, net	5,320	(1,235)	1,651
Net cash provided by operating activities from continuing operations	170,797	173,478	171,752
Net cash (used in)/provided by operating activities from discontinued operations	(118)	(13)	933
Net cash provided by operating activities	170,679	173,465	172,685
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(231,694)	(178,668)	(119,840)
Grant proceeds from outside parties	39,632	22,642	40,802
Cash paid for acquisitions, net of cash acquired	(1,925,296)	(89,935)	(320,023)
Insurance proceeds for the replacement of assets	370	—	—
Proceeds from the sale of investments	—	1,369	208
Proceeds from disposition of property and equipment	15,298	9,464	9,991
Net cash used in investing activities from continuing operations	(2,101,690)	(235,128)	(388,862)
Net cash provided by investing activities from discontinued operations	—	—	1,831
Net cash used in investing activities	(2,101,690)	(235,128)	(387,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(1,013,166)	(533,544)	(82,296)
Proceeds from issuance of long-term debt	2,192,916	581,394	205,446
Debt amendment/issuance costs	(38,839)	(4,742)	(2,514)
Net proceeds from Class A common stock issuance	234,340	—	—
Net proceeds from TEU issuance	222,856	—	—
Net proceeds from Series A-1 Preferred Stock issuance	349,418	—	—
Dividends paid on Series A-1 Preferred Stock	(4,375)	—	—
Proceeds from employee stock purchases	19,320	17,433	18,205
Excess tax benefit from share-based compensation	5,335	2,820	1,975
Treasury stock acquisitions	(4,314)	(1,326)	(850)
Net cash provided by financing activities from continuing operations	1,963,491	62,035	139,966
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,023	(521)	(4,009)
CHANGE IN CASH BALANCES INCLUDED IN CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	1	99
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	37,503	(148)	(78,290)
CASH AND CASH EQUIVALENTS, beginning of year	27,269	27,417	105,707
CASH AND CASH EQUIVALENTS, end of year	$64,772	$27,269	$27,417
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS AND CUSTOMERS:
Unless the context otherwise requires, when used in these financial statements, the terms “Genesee & Wyoming,” “G&W” and the “Company” refer to Genesee & Wyoming Inc. and its subsidiaries, including RailAmerica, Inc. and its subsidiaries (RailAmerica). G&W acquired RailAmerica on October 1, 2012. However, the shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in its consolidated balance sheet at December 31, 2012. All references to currency amounts included in these financial statements are in United States dollars unless specifically noted otherwise.
The Company owns and operates short line and regional railroads in the United States, Australia, the Netherlands and Belgium. In addition, the Company operates the 1,400 mile Tarcoola to Darwin rail line, which links the Port of Darwin with the Australian interstate rail network in South Australia. Operations currently include 111 railroads organized into 11 regions, with approximately 14,700 miles of owned and leased track, approximately 4,600 employees and over 2,000 customers. The Company provides rail service at 35 ports in North America, Australia and Europe and performs contract coal loading and railcar switching for industrial customers. See Note 3, Changes in Operations, for descriptions of the Company’s changes in operations in recent years.
The Company's railroads transport a wide variety of commodities. Freight revenues from the Company’s 10 largest freight customers accounted for approximately 25%, 24% and 22% of the Company’s operating revenues in 2012, 2011 and 2010, respectively. Freight revenues from RailAmerica's 10 largest freight customers accounted for approximately 13% of their operating revenues in 2012.
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

Business Combinations
The Company accounts for businesses it acquires using the acquisition method of accounting. Under this method, all acquisition-related costs are expensed as incurred. The Company records the underlying net assets at their respective acquisition-date fair values. As part of this process, the Company identifies and attributes values and estimated lives to property and equipment and intangible assets acquired. These determinations involve significant estimates and assumptions, including those with respect to future cash flows, discount rates and asset lives, and therefore require considerable judgment. These determinations affect the amount of depreciation and amortization expense recognized in future periods. The results of operations of acquired businesses are included in the consolidated statements of operations beginning on the respective business’s acquisition date.
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
Depreciation is provided on the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company’s major classes of property and equipment:

	Estimated Useful Life
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	3	30
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and rail cars	5	30
Vehicles and mobile equipment	5	10
Signals and crossing equipment	10	30
Track equipment	5	10
Other equipment	3	20
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

Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset’s carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events in the years ended December 31, 2012, 2011 or 2010.
Grants from Outside Parties
Grants from outside parties are recorded as long-term liabilities and are amortized as a reduction to depreciation expense over the same period during which the associated assets are depreciated.
Goodwill and Indefinite-Lived Intangible Assets
The Company reviews the carrying values of goodwill and identifiable intangible assets with indefinite lives at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment review as of November 30 of each year. No impairment was recognized for the years ended December 31, 2012 or 2011. Additionally, the Company reviews the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.
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
Amortizable Intangible Assets
The Company is required to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as service agreements, customer contracts or relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, customer relationship, or the length of the contract or agreement including expected renewals.

Derailment and Property Damages, Personal Injuries and Third-Party Claims
The Company maintains property and liability insurance coverage to mitigate the financial risk of providing rail and rail-related services. RailAmerica's liability and property insurance coverage will remain in place until the Company's annual insurance renewal later in 2013, following which it is expected that all of the Company's operations will be under one insurance program. The Company’s primary liability policies currently have a self-insured retention of up to $0.5 million per occurrence. RailAmerica's primary liability policies currently have self-insured retentions of up to $1.0 million per occurrence as of December 28, 2012, and prior self-insured retentions have been as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, the liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under the Company’s liability policies. Accruals for Federal Employment Liability Act (FELA) claims by the Company’s railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops. The Company’s property damage policies currently have various self-insured retentions, which vary based on type and location of the incident, of up to $1.0 million. RailAmerica's primary property damage policies currently have self-insurance retentions of up to $1.5 million per occurrence. The property damage policies also provide business interruption insurance arising from covered events.
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
The grant date fair value of non-vested shares, less estimated forfeitures, is recorded to compensation expense on a straight-line basis over the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model and straight-line amortization of compensation expense is recorded over the requisite service period of the grant. Two assumptions in the Black-Scholes pricing model require management judgment: the life of the option and volatility of the stock over the life of the option. The assumption for the life of the option is based on historical experience and is estimated for each grant. The assumption for the volatility of the stock is based on a combination of historical and implied volatility. The fair value of our restricted stock and restricted stock units is based on the closing market price of the Company’s Class A common stock on the date of grant.

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
Foreign Currency
The financial statements of the Company’s foreign subsidiaries were prepared in the local currency of the respective subsidiary and translated into United States dollars based on the exchange rate at the end of the period for balance sheet items and, for the statement of operations, at the average rate for the statement period. Currency translation adjustments are reflected within the equity section of the balance sheet and are included in other comprehensive income. Cumulative translation adjustments are recognized in the consolidated statement of operations upon substantial or complete liquidation of the underlying investment in the foreign subsidiary.
Management Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment and to make estimates and assumptions that affect business combinations, reported assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.
Risks and Uncertainties
While the global economy has recovered in recent years from the significant downturn in late 2008 and throughout 2009 that included widespread recessionary conditions, high levels of unemployment, significant distress of global financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, the overall rate of global recovery experienced during 2010, 2011 and 2012 has been uneven and uncertainty remains over the stability of the recovery. There can be no assurance that any of the recent economic improvements will be broad-based or sustainable or that they will enhance conditions in markets relevant to the Company. In addition, it is difficult to determine how the general macroeconomic and business conditions will impact the Company’s customers, suppliers and business in general. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset’s carrying amount may not be recoverable. A decline in current macroeconomic or financial conditions could have a material adverse effect on the Company’s operating results, financial condition and liquidity.

3. CHANGES IN OPERATIONS:
United States
RailAmerica, Inc.: On October 1, 2012, the Company acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share and in connection with such acquisition, the Company repaid RailAmerica's term loan and revolving credit facility. The calculation of the total consideration for the RailAmerica acquisition is presented below (dollars in thousands, except per share amount):

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,184
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,198
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782
The Company financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of the Company's and RailAmerica's outstanding debt prior to the acquisition, as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Credit Syndicated Facility Agreement (the New Credit Agreement) (See Note 9, Long-Term Debt), $475.5 million of gross proceeds from the Company's public offerings of Class A common stock and Tangible Equity Units (TEUs) (see Note 4, Earnings Per Share) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 4, Earnings Per Share and Note 10, Derivative Financial Instruments).
The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in the Company's consolidated balance sheet at December 31, 2012 and is included in the Company's North American and European Operations segment.
In accordance with U.S. GAAP, a new accounting basis was established for RailAmerica on October 1, 2012 for its stand-alone financial statements. Condensed consolidated financial information for RailAmerica as of and for the period ended December 28, 2012 is included in Note 8, Equity Investment.
During the year ended December 31, 2012, as discussed more fully under Contingent Forward Sale Contract in Note 10, Derivative Financial Instruments, the Company recorded a $50.1 million non-cash mark-to-market expense related to an investment agreement governing the sale of the Series A-1 Preferred Stock to Carlyle in connection with the funding of the RailAmerica acquisition (the Investment Agreement). The expense resulted from the significant increase in the Company's share price between July 23, 2012 (the date the Company entered into the Investment Agreement) and September 28, 2012 (the last trading date prior to issuing the stock).
The Company also incurred $18.6 million of acquisition-related costs and $11.5 million of integration costs related to this transaction during the year ended December 31, 2012. The Company recognized $15.6 million of net income from the equity investment in RailAmerica during the three months ended December 31, 2012. The income from equity investment included $3.5 million of after-tax acquisition/integration costs incurred by RailAmerica in the three months ended December 31, 2012.
Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the acquisition date.

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
Arizona Eastern Railway Company: On September 1, 2011, the Company acquired all of the capital stock of Arizona Eastern Railway Company (AZER). The Company paid the seller $89.5 million in cash at closing, which included a reduction to the purchase price of $0.6 million based on the estimated working capital adjustment. Following the final working capital adjustment, the Company recorded an additional $0.8 million of purchase price in December 2011, which was paid to the seller in January 2012. The Company incurred $0.6 million of acquisition costs related to this transaction through December 31, 2011, which were expensed as incurred. The results from AZER’s operations have been included in the Company’s statement of operations since September 1, 2011, and are included in the Company’s North American & European Operations segment.
Headquartered near Miami, Arizona, with 43 employees and 10 locomotives, AZER owned and operated two rail lines totaling approximately 200 track miles in southeast Arizona and southwest New Mexico connected by 52 miles of trackage rights over the Union Pacific Railroad as of the acquisition date. The largest customer on AZER is Freeport-McMoRan Copper & Gold Inc. (Freeport-McMoRan). AZER provides rail service to Freeport-McMoRan’s largest North American copper mine and its North American smelter, hauling copper concentrate, copper anode, copper rod and sulfuric acid. In conjunction with the transaction, AZER and Freeport-McMoRan have entered into a long-term operating agreement.
Australia
Arrium Limited: In July 2012, GWA announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) in 2012 to purchase narrow gauge locomotives and wagons, as well as to construct a standard gauge rolling-stock maintenance facility. GWA expects to invest an additional A$17.9 million (or $18.7 million at the exchange rate on December 31, 2012) in 2013 to support the increased shipments.
Alice Springs and Cook: In May 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and the Company agreed to sell AIO certain assets in the township of Cook, South Australia that included its third-party fuel-sales business. The Company completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in the third quarter of 2012. The Company received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012), or approximately $0.03 per share.

FreightLink: On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010) (FreightLink Acquisition). The Company has included the results from GWA (North) Pty Ltd (GWA North), the Company’s subsidiary that acquired certain assets of FreightLink, in its statement of operations since December 1, 2010 and are included in the Company's Australian Operations segment. Pursuant to the Business Sale Agreement, the Company acquired FreightLink’s freight rail business between Tarcoola, South Australia and Darwin in the Northern Territory of Australia, certain material contracts, equipment and property leases, as well as FreightLink’s plant, equipment and business inventory and the assumption of debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054.
As a result of the acquisition, GWA North is now the concessionaire and operator of the Tarcoola to Darwin rail line, which links the Port of Darwin to the Australian interstate rail network in South Australia. The rail line is located on land leased to GWA North by the AustralAsia Railway Corporation (a statutory corporation established by legislation in the Northern Territory) under a concession agreement that expires in 2054. GWA North is both a provider of rail haulage to customers on its railroad (above rail services), as well as a track access provider, charging access fees to any rail operators that run on its track (below rail services). The track access rights are regulated under a statutory access regime established by legislation in the Northern Territory and South Australia. The Company’s subsidiary, GWA, has historically operated FreightLink’s rail haulage services and provided its crews, managed its train operations and also leased locomotives and wagons to FreightLink.
The Company incurred $28.2 million of acquisition costs related to this transaction in 2010, which were recorded in earnings as follows: $16.4 million within stamp duty (an Australian asset transfer tax), $11.0 million within other expenses and $0.8 million within labor and benefits.
The Company financed the purchase of FreightLink’s assets through a combination of cash on hand and borrowing $100.0 million and A$97.0 million (or $94.0 million at the December 1, 2010 exchange rate) under the United States and Australian revolving loans, respectively, of the Company's credit agreement then in effect.
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail will construct an approximately 21-kilometer rail line (Rail Line) that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail will haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the Rail Line is expected to be completed three to six months thereafter.

Huron Central Railway Inc.: In June 2009, the Company announced that its subsidiary, Huron Central Railway Inc. (HCRY), intended to cease its operations in the third quarter of 2009. Consequently, in the second quarter of 2009, the Company recorded charges of $5.4 million after-tax associated with HCRY. These charges reflected a non-cash write-down of non-current assets of $6.7 million and restructuring charges of $2.3 million and were partially offset by a tax benefit of $3.6 million. In September 2010, the governments of Canada and the Province of Ontario agreed to provide C$30 million (or $30 million at the December 31, 2012 exchange rate) to fund infrastructure improvements that, combined with certain customer agreements, will enable HCRY to continue operations on a long-term basis. In addition, HCRY committed to fund approximately C$3 million (or $3 million at the December 31, 2012 exchange rate) of infrastructure improvements. As a result, the Company reversed $2.3 million ($1.5 million after-tax) of accrued restructuring charges related to HCRY in September 2010, as HCRY no longer intends to cease its operations. Because of the substance of the temporary agreement HCRY was operating under from August 15, 2009 through December 31, 2010, HCRY’s net operating earnings were included within non-freight revenues as other operating income. On January 1, 2011, HCRY began operating under a new agreement with certain customers. Because of the substance of the new arrangement, on January 1, 2011, the Company resumed reporting HCRY’s operating revenues, including freight revenues and corresponding carloads, and operating expenses within each respective line item of the statement of operations.
Purchase Price Allocation
The Company accounted for the RailAmerica, AZER and FreightLink acquisitions using the acquisition method of accounting under U.S. GAAP. Under the acquisition method of accounting:

•
The assets and liabilities of RailAmerica were recorded at their respective estimated acquisition-date fair values by RailAmerica as of October 1, 2012, which is referred to as the application of push-down accounting, and were included in G&W's consolidated balance sheet in a single line item following the equity method of accounting as of that date (see RailAmerica as of October 1, 2012 column in the following table).

•
Upon approval of the STB to control RailAmerica, the preliminary allocation of fair value to the acquired assets and assumed liabilities were consolidated with the Company's assets and liabilities as of December 28, 2012 (see RailAmerica as of December 28, 2012 column in the following table). Between October 1, 2012 and December 28, 2012, the Company recognized income from its equity investment in RailAmerica of $15.6 million and other comprehensive loss of $2.0 million primarily resulting from foreign currency translation adjustments. In addition, the Company recognized $21.8 million, representing the change in RailAmerica's cash and cash equivalents from October 1, 2012 to December 28, 2012, as a reduction in net cash paid for the acquisition. The final allocation of fair value to RailAmerica's assets and liabilities is subject to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities.

•
The assets and liabilities of AZER and FreightLink were recorded at their respective acquisition-date fair values and were consolidated with those of G&W as of their respective acquisition dates (see AZER and FreightLink columns in the following table). The foreign exchange rate used to translate the FreightLink balance sheet to United States dollars was $0.96 for one Australian dollar (which was the exchange rate on December 1, 2010).

The fair values assigned to the acquired net assets of RailAmerica, AZER and FreightLink were as follows (dollars in thousands):

	RailAmerica			FreightLink
	As of October 1, 2012	As of December 28, 2012	AZER	AUD	USD

Purchase Price Allocations:
Cash and cash equivalents	$86,102	$107,922	$—	$—	$—
Accounts receivable, net	104,839	91,424	3,096	161	155
Materials and supplies	6,406	7,325	—	3,328	3,209
Prepaid expenses and other	15,146	14,815	2,319	101	97
Deferred income tax assets, net	49,074	49,074	—	—	—
Property and equipment	1,579,321	1,588,612	90,129	331,201	319,311
Goodwill	474,115	474,115	—	—	—
Intangible assets, net	451,100	446,327	—	—	—
Other Assets, net	116	116	—	—	—
Total assets	2,766,219	2,779,730	95,544	334,791	322,772
Accounts payable and accrued expenses	143,790	135,117	5,212	731	705
Long-term debt	12,158	12,010	—	1,806	1,741
Deferred income tax liabilities, net	542,210	551,856	—	318	307
Other long-term liabilities	20,754	19,618	—	—	—
Noncontrolling interest	5,525	5,525	—	—	—
Net assets	$2,041,782	$2,055,604	$90,332	$331,936	$320,019
Discontinued Operations
In August 2010, the Company recognized income from net insurance proceeds of $2.8 million ($2.8 million after-tax) within discontinued operations related to damages incurred as a result of Hurricane Stan in 2005 by the Company's Mexican operating subsidiary, Ferrocarriles Chiapas-Mayab, S.A. de C.V. (FCCM), which was sold in August 2009. The Company utilized capital loss carryforwards, which were previously subject to a full valuation allowance, to offset the tax on this gain.
The net assets, results of operations and cash flows of our remaining Mexican subsidiary, GW Servicios S.A. (Servicios), which were classified as discontinued operations, were not material as of and for the years ended December 31, 2012, 2011 and 2010. The Company does not expect any material future adverse financial impact from its remaining Mexican subsidiary. See Note 22, Discontinued Operations, for additional information regarding the Company’s discontinued operations.
Results from Continuing Operations
When comparing the Company’s results from continuing operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to changing economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company’s railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (grain). As a result of these and other factors, the Company’s operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results (unaudited)
The following table summarizes the Company’s unaudited pro forma operating results for the years ended December 31, 2012, 2011 and 2010, as if the acquisition of RailAmerica had been consummated as of January 1, 2011 and the FreightLink Acquisition was consummated as of January 1, 2009. The following pro forma financial statements do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

	2012	2011	2010
Operating revenues	$1,472,438	$1,376,070	$717,306
Net income attributable to Genesee & Wyoming Inc.	$57,478	$127,408	$107,420
Series A-1 Preferred Stock dividend	17,500	17,500	—
Net income available to common stockholders	$39,978	109,908	$107,420
Earnings per common share attributable to Genesee & Wyoming Inc. common shareholders:
Basic earnings per common share from continuing operations	$0.94	$2.35	$2.70
Diluted earnings per share from continuing operations	$0.88	$2.22	$2.50
The 2012 and 2011 unaudited pro forma operating results include the acquisition of RailAmerica adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and amortizable intangible assets based on the assignment of fair values, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s prior credit agreement and the elimination of RailAmerica's interest expense related to debt not assumed in the acquisition.
The unaudited pro forma statements of operations for the years ended December 31, 2012 and 2011 were based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2012 and 2011 and RailAmerica's consolidated statements of operations for the nine months ended September 30, 2012, the three months ended December 28, 2012 and the year ended December 31, 2011. Since the pro forma financial results for 2012 and 2011 assume the acquisition of RailAmerica was consummated on January 1, 2011, the 2011 results included $14.5 million, net of tax, of acquisition-related costs incurred by the Company during the year ended December 31, 2012, $12.9 million, net of tax, of acquisition-related costs incurred by RailAmerica during the year ended December 31, 2012 and approximately $9 million, net of tax, of fees associated with the financing transactions associated with the acquisition. In addition, the pro forma results for 2012 included approximately $55 million of costs incurred by RailAmerica associated with the redemption of senior secured notes in January 2012. As a result of these charges, the numerator used in the calculation of pro forma diluted earnings per share from continuing operations was reduced by the Series A-1 Preferred Stock dividend and the denominator excluded approximately 6.0 million "if-converted" shares related to the Series A-1 Preferred Stock.
The 2010 unaudited pro forma operating results include the FreightLink Acquisition adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment assets based on the assignment of fair values, an adjustment to interest income for the reduction in available cash and cash equivalents due to the use of cash on hand to fund the acquisition, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company’s prior credit agreement, the elimination of FreightLink’s deferred grant income for a liability not acquired and the elimination of FreightLink’s interest expense related to debt not assumed in the acquisition. In addition, 2010 unaudited pro forma operating results included an additional tax provision to report FreightLink as a tax paying entity using the Australian statutory income tax rate of 30%.
The Company’s 2010 results included $11.6 million of revenues and a net loss of $10.3 million from GWA North for the month of December. The $10.3 million net loss included A$11.8 million, net of tax ($11.5 million, net of tax, at the December 1, 2010 exchange rate) of stamp duty (an Australian asset transfer tax), which was directly attributable to the acquisition. Since the pro forma financial results assume the FreightLink Acquisition was consummated on January 1, 2009, the 2010 unaudited pro forma operating results excluded A$11.8 million, net of tax ($11.5 million, net of tax, at the December 1, 2010 exchange rate) of stamp duty and $7.8 million, net of tax, of other FreightLink acquisition costs incurred in the year ended December 31, 2010.

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
4. EARNINGS PER SHARE:
Common shares issuable under unexercised stock options calculated under the treasury stock method, weighted average Class B common shares outstanding and Series A-1 Preferred Stock were the only reconciling items between the Company’s basic and diluted weighted average shares outstanding.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	2012	2011	2010
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$52,551	$119,493	$78,669
(Loss)/income from discontinued operations, net of tax	(118)	(9)	2,591
Net income	$52,433	$119,484	$81,260
Series A-1 Preferred Stock dividend	4,375	—	—
Net income available to common stockholders	$48,058	$119,484	$81,260
Denominators:
Weighted average Class A common shares outstanding—Basic	42,693	39,912	38,886
Weighted average Class B common shares outstanding	2,038	2,257	2,528
Dilutive effect of employee stock-based awards	601	603	475
Dilutive effect of Series A-1 Preferred Stock	5,984	—	—
Weighted average shares—Diluted	51,316	42,772	41,889
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$1.13	$2.99	$2.02
(Loss)/earnings per common share from discontinued operations	—	—	0.07
Earnings per common share	$1.13	$2.99	$2.09
Diluted:
Earnings per common share from continuing operations	$1.02	$2.79	$1.88
(Loss)/earnings per common share from discontinued operations	—	—	0.06
Earnings per common share	$1.02	$2.79	$1.94

The total number of options used to calculate weighted average share equivalents for diluted earnings per share as of December 31, 2012, 2011 and 2010, was as follows (in thousands):

	2012	2011	2010
Options used to calculate weighted average share equivalents	1,105	1,460	1,801
The following total number of shares of Class A common stock issuable under the assumed exercises and lapse of stock-based awards computed based on the treasury stock method were excluded from the calculation of diluted earnings per share, as the effect of including these shares would have been anti-dilutive (in thousands):

	2012	2011	2010
Anti-dilutive shares	143	126	312
On September 19, 2012, the Company completed a public offering of 3,791,004 shares of Class A common stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. The Company received net proceeds of $234.3 million after deducting underwriting discounts and commissions and offering expenses from the sale of its Class A common stock.
In addition, as described in more detail below, the Company completed a public offering of 2,300,000 5.00% TEUs, which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, with a stated amount of $100 per unit. The Company received net proceeds of $222.9 million after deducting underwriting discounts and commissions and offering expenses from the sale of its TEUs.
The increase in the Company's weighted average basic shares outstanding for the year ended December 31, 2012 compared with the year ended December 31, 2011 included 1,066,867 shares as a result of the public offering of Class A common stock and 850,773 shares as a result of the public offering of TEUs. The Company used the net proceeds from the offerings to partially fund the acquisition of RailAmerica on October 1, 2012. See Note 3, Changes in Operations, for additional information regarding the Company's acquisition of RailAmerica.
Common Stock
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

Tangible Equity Units (TEUs)
On September 19, 2012, the Company issued 2,300,000 5.00% TEUs. Each TEU initially consisted of a prepaid stock purchase contract (Purchase Contract) and a senior amortizing note due October 1, 2015 (Amortizing Note) issued by the Company, which had an initial principal amount of $14.1023 per Amortizing Note. As of December 31, 2012, the Amortizing Notes had an aggregate principal amount of $32.4 million. On each January 1, April 1, July 1 and October 1, the Company is required to pay holders of Amortizing Notes equal quarterly installments of $1.25 per Amortizing Note (except for the January 1, 2013 installment payment, which was $1.4167 per Amortizing Note), which cash payments in the aggregate will be equivalent to a 5.00% cash payment per year with respect to each $100 stated amount of the TEUs. Each installment constitutes a payment of interest (at an annual rate of 4.50%) and a partial repayment of principal on the Amortizing Note. The Amortizing Notes have a scheduled final installment payment date of October 1, 2015. If the Company elects to settle the Purchase Contracts early, holders of the Amortizing Notes will have the right to require the Company to repurchase such holders' Amortizing Notes, except in certain circumstances as described in the indenture governing the Amortizing Notes.
Unless settled or redeemed earlier, each Purchase Contract will automatically settle on October 1, 2015 (subject to postponement in certain limited circumstances) and the Company will deliver a number of shares of its Class A common stock based on the applicable market value of the Company's Class A common stock, as defined in the Purchase Contract, which will be between 1.2355 shares and 1.5444 shares (subject to adjustment) per each $100 stated amount of the TEUs based on the Company's share price at the time of settlement. Each TEU may be separated into its constituent Purchase Contract and Amortizing Note after the initial issuance date of the TEU, and the separate components may be combined to create a TEU. The Amortizing Note component of the TEU is recorded as debt and the Purchase Contract component of the TEU is recorded in equity as additional paid-in capital. On September 19, 2012, the Company recorded $197.6 million, the initial fair value of the Purchase Contracts, as additional paid-in capital, which was partially offset by $6.1 million of underwriting discounts and commissions and offering expenses.
The Company's basic and diluted earnings per share calculations reflect the weighted average shares issuable upon settlement of the Purchase Contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A common stock at the period end date.
Series A-1 Preferred Stock
On October 1, 2012, the Company completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to an Investment Agreement entered into by the Company and Carlyle in conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica in order to partially fund the acquisition. Dividends on the Series A-1 Preferred Stock are cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share.
Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, the Company had the option to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of the Company's Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to the Company's stock price on the trading day prior to the announcement of the RailAmerica acquisition. On February 13, 2013, the Company converted all of the outstanding mandatorily convertible Series A-1 Preferred Stock into Class A common stock (see Note 24, Subsequent Events).
For basic earnings per share, the Company deducted the cumulative dividends on the Series A-1 Preferred Stock in calculating net income available to common stockholders (i.e., the numerator in the calculation of basic earnings per share) divided by the weighted-average number of common shares outstanding during each period. For diluted earnings per share, the Company used the if-converted method when calculating diluted earnings per share prescribed under U.S. GAAP.

5. ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:
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
Accounts receivable consisted of the following at December 31, 2012 and 2011, which included $91.4 million, representing the net realizable value, of accounts receivable acquired in the RailAmerica acquisition (dollars in thousands):

	2012	2011
Accounts receivable—trade	$214,163	$130,486
Accounts receivable—grants	25,036	20,753
Accounts receivable—insurance	26,443	17,336
Total accounts receivable	265,642	168,575
Less: allowance for doubtful accounts	(2,693)	(2,807)
Accounts receivable, net	$262,949	$165,768

Activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 was as follows (dollars in thousands):

	2012	2011	2010
Balance, beginning of year	$2,807	$3,079	$3,764
Provisions	977	1,055	1,799
Charges	(1,091)	(1,327)	(2,484)
Balance, end of year	$2,693	$2,807	$3,079
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

6. PROPERTY AND EQUIPMENT AND LEASES:
Property and Equipment
Major classifications of property and equipment as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Property:
Land and land improvements	$562,432	$147,176
Buildings and leasehold improvements	90,149	60,362
Bridges/tunnels/culverts	531,388	224,227
Track property	2,010,511	1,148,331
Total property	3,194,480	1,580,096
Equipment:
Computer equipment	9,235	5,381
Locomotives and rail cars	458,404	265,167
Vehicles and mobile equipment	38,226	31,460
Signals and crossing equipment	30,564	27,813
Track equipment	17,853	9,868
Other equipment	22,673	20,206
Total equipment	576,955	359,895
Construction-in-process	69,505	68,188
Total property and equipment	3,840,940	2,008,179
Less: accumulated depreciation	(444,645)	(364,590)
Property and equipment, net	$3,396,295	$1,643,589
Construction-in-process consisted primarily of costs associated with equipment purchases and track and equipment upgrades. Major classifications of construction-in-process as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Property:
Buildings and leasehold improvements	$93	$19
Bridges/tunnels/culverts	3,500	841
Track property	24,252	4,158
Equipment:
Locomotives and rail cars	39,291	62,340
Other equipment	2,369	830
Total construction-in-process	$69,505	$68,188
Track property upgrades typically involve the substantial replacement of rail, ties and/or other track material. Locomotive upgrades generally consist of major mechanical enhancements to the Company’s existing locomotive fleet. Upgrades to the Company’s rail cars typically include rebuilding of car body structures and/or converting to an alternative type of freight car.
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 totaled $66.6 million, $59.7 million and $44.6 million, respectively.

Leases
The Company enters into operating leases for rail cars, locomotives and other equipment. As of December 31, 2012, not including the leases acquired from the RailAmerica acquisition, the Company leased 10,307 rail cars and seven locomotives. Related operating lease expense for the years ended December 31, 2012, 2011 and 2010 was $13.4 million, $19.0 million and $13.1 million, respectively. The RailAmerica acquisition added an additional 8,004 leased rail cars and 175 leased locomotives. The Company leases certain real property, which resulted in operating lease expense for the years ended December 31, 2012, 2011 and 2010 of $4.9 million, $4.6 million and $5.0 million, respectively. The costs associated with operating leases are expensed as incurred and are not included in the property and equipment table above.
The Company is a party to several lease agreements with Class I carriers to operate over various rail lines in North America. Certain of these lease agreements have annual lease payments, which are included in the operating lease section of the schedule of future minimum lease payments shown below. Under certain other of these leases, no payments to the lessors are required as long as certain operating conditions are met. No material payments were required under these lease arrangements in 2012.
The following is a summary of future minimum lease payments under capital leases and operating leases as of December 31, 2012 (dollars in thousands):

	Capital	Operating	Total
2013	$1,313	$43,482	$44,795
2014	1,313	27,787	29,100
2015	1,314	20,877	22,191
2016	1,315	18,019	19,334
2017	5,029	14,577	19,606
Thereafter	225	172,878	173,103
Total minimum payments	$10,509	$297,620	$308,129

7. INTANGIBLE ASSETS, OTHER ASSETS AND GOODWILL:
Intangible Assets
Intangible assets as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$12,214	$25,408	28
Customer contracts and relationships	150,532	17,421	133,111	35
Track access agreements	492,494	16,830	475,664	44
Total amortizable intangible assets	$680,648	$46,465	$634,183	41
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			132
Total intangible assets, net			$670,206

	2011
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Weighted Average Amortization Period (in Years)
Intangible assets:
Amortizable intangible assets:
Service agreements	$37,622	$10,881	$26,741	28
Customer contracts and relationships	57,859	14,501	43,358	27
Track access agreements	134,650	10,143	124,507	43
Total amortizable intangible assets	$230,131	$35,525	$194,606	37
Non-amortizable intangible assets:
Perpetual track access agreements			35,891
Operating license			131
Total intangible assets, net			$230,628

The Company expenses costs incurred to renew or extend the term of its track access agreements.
In the preliminary purchase price allocation of RailAmerica, the Company assigned $92.6 million to amortizable customer contracts and relationships and $358.5 million to amortizable track access agreements. Based on the Company's estimate of their expected economic life, these intangibles are being amortized on a straight-line basis over a weighted average life of 43 years.
The perpetual track access agreements on one of the Company’s railroads have been determined to have an indefinite useful life and, therefore, are not subject to amortization. However, these assets are tested for impairment annually or in interim periods if events indicate possible impairment.

In the years ended December 31, 2012, 2011 and 2010, the aggregate amortization expense associated with intangible assets was $6.8 million, $6.8 million and $6.6 million, respectively. The Company estimates the future aggregate amortization expense related to its intangible assets as of December 31, 2012 will be as follows for the periods presented (dollars in thousands):

2013	$23,323
2014	23,255
2015	23,186
2016	23,137
2017	23,137
Thereafter	518,145
Total	$634,183
Other Assets
Other assets as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$42,844	$2,352	$40,492	5
Other assets	16,535	14	16,521	0
Total other assets, net	$59,379	$2,366	$57,013

	2011
	Gross Carrying Amount	Accumulated Amortization	Other Assets, Net	Weighted Average Amortization Period (in Years)
Other assets:
Deferred financing costs	$13,174	$5,523	$7,651	5
Other assets	9,483	12	9,471	0
Total other assets, net	$22,657	$5,535	$17,122
In October 2012 and July 2011, the Company refinanced its senior credit facility and capitalized $38.8 million and $4.7 million, respectively, of related financing costs. Deferred financing costs are amortized as an adjustment to interest expense over the terms of the related debt using the effective-interest method for the term debt and the straight-line method for the revolving loan portion of debt. In the years ended December 31, 2012, 2011 and 2010, the Company amortized $6.1 million, $1.9 million and $1.6 million of deferred financing costs annually as an adjustment to interest expense. The 2012 amortization amount included $3.2 million associated with the write-off of deferred financing fees as a result of the October 2012 refinancing of the Company's senior credit facility and senior notes. The 2011 amortization amount included $0.5 million associated with the write-off of deferred financing fees as a result of the July 2011 refinancing of the Company's senior credit facility then in effect.
As of December 31, 2012, the Company estimated the future interest expense related to amortization of its deferred financing costs will be as follows for the periods presented (dollars in thousands):

2013	$9,485
2014	9,013
2015	8,451
2016	7,971
2017	5,572
Total	$40,492

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Goodwill:
Balance at beginning of period	$160,277	$160,629
Goodwill additions	474,115	426
Currency translation adjustment	561	(778)
Balance at end of period	$634,953	$160,277
The Company’s goodwill for the years ended December 31, 2012 and 2011 was attributable to the Company’s North American & European operating segment. In the preliminary purchase price allocation of the RailAmerica acquisition, the Company allocated $474.1 million to goodwill as of December 31, 2012. Of this amount, only approximately $25 million will be deductible for income tax purposes. The Company tests its goodwill and other indefinite-lived intangibles for impairment annually or in interim periods if events indicate possible impairment.
8. EQUITY INVESTMENT:
RailAmerica, Inc.
On October 1, 2012, the Company acquired 100% of RailAmerica's outstanding shares for cash at a price of $27.50 per share and in connection with such acquisition, the Company repaid RailAmerica's term loan and revolving credit facility (see Note 3, Changes in Operations). The shares of RailAmerica were held in a voting trust while the STB considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of the purchase price to the acquired assets and assumed liabilities was included in the Company's consolidated balance sheet at December 31, 2012.
In accordance with U.S. GAAP, a new accounting basis was established for RailAmerica on October 1, 2012 for its stand-alone financial statements. The Company recognized $15.6 million ($15.8 million of net income reported by RailAmerica less $0.2 million to eliminate activity between RailAmerica and G&W) of net income from the equity investment in RailAmerica during the three months ended December 31, 2012, which was reported in the Company's consolidated statements of operations under the caption Income from equity investment in RailAmerica, net. The income from equity investment included $3.5 million of after-tax acquisition/integration costs incurred by RailAmerica in the three months ended December 31, 2012.

The following condensed consolidated financial data of RailAmerica is based on U.S. GAAP:
RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(dollars in thousands)

December 28, 2012
ASSETS
CURRENTS ASSETS	$270,560
PROPERTY AND EQUIPMENT, net	1,588,612
GOODWILL	474,115
INTANGIBLE ASSETS, net	446,327
OTHER ASSETS, net	116
Total assets	$2,779,730
LIABILITIES AND EQUITY
CURRENT LIABILITIES	$136,717
LONG-TERM DEBT, less current portion	10,410
DEFERRED INCOME TAX LIABILITIES, net	551,856
OTHER LONG-TERM LIABILITIES	19,618
COMMITMENTS AND CONTINGENCIES	—
TOTAL RAILAMERICA, INC. STOCKHOLDERS' EQUITY	2,055,604
NONCONTROLLING INTEREST	5,525
Total equity	2,061,129
Total liabilities and equity	$2,779,730

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(dollars in thousands)

Period from October 1, 2012 (Acquisition) to December 28, 2012
OPERATING REVENUES	$151,065
OPERATING EXPENSES	124,928
INCOME FROM OPERATIONS	26,137
INTEREST EXPENSE	(90)
OTHER INCOME	9
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,056
PROVISION FOR INCOME TAXES	10,250
INCOME FROM CONTINUING OPERATIONS	15,806
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$15,806

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(dollars in thousands)

Period from October 1, 2012 (Acquisition) to December 28, 2012
NET INCOME	$15,806
OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	(2,150)
Actuarial gain associated with pension and postretirement benefit plans, net of tax provision of $53	166
Other comprehensive loss	(1,984)
COMPREHENSIVE INCOME	$13,822

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(dollars in thousands)

Period from October 1, 2012 (Acquisition) to December 28, 2012
NET CASH PROVIDED BY OPERATING ACTIVITIES	$41,897
NET CASH USED IN INVESTING ACTIVITIES	(19,804)
NET CASH USED IN FINANCING ACTIVITIES	(144)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(129)
INCREASE IN CASH AND CASH EQUIVALENTS	21,820
CASH AND CASH EQUIVALENTS, beginning of period	86,102
CASH AND CASH EQUIVALENTS, end of period	$107,922
9. LONG-TERM DEBT:
Long-term debt consisted of the following as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Senior credit facilities with variable interest rates (weighted average of 3.04% and 3.15% before impact of interest rate swaps at December 31, 2012 and 2011, respectively) due 2017	$1,805,799	$493,345
Amortizing Notes component of TEUs with fixed interest rate of 5.00% due 2015	32,435	—
Series B senior notes with fixed interest rate of 5.36% due 2015; paid on October 1, 2012	—	100,000
Series C senior notes with variable interest rate (1.12% at December 31, 2011); paid on July 26, 2012	—	25,000
Other debt and capital leases with interest rates up to 10.00% and maturing at various dates up to 2054	19,901	7,849
Long-term debt	1,858,135	626,194
Less: current portion	87,569	57,168
Long-term debt, less current portion	$1,770,566	$569,026

On October 1, 2012, in connection with the RailAmerica acquisition, the Company repaid in full all outstanding loans, together with interest and all other amounts due under its Third Amended and Restated Revolving Credit and Term Loan Agreement (the Prior Credit Agreement). In addition, the Company repaid in full its Series B senior notes on October 1, 2012, along with an aggregate $12.6 million make-whole payment. In connection with the repayment of the Prior Credit Agreement and outstanding notes, the Company wrote off $3.2 million of unamortized debt issuance costs. The Company used proceeds from the New Credit Agreement to repay its outstanding loans and notes.
Credit Agreement
The New Credit Agreement expanded the size of the Company's credit facilities from $750.0 million to $2.3 billion and has a maturity date of October 1, 2017. The New Credit Agreement includes a $425.0 million revolving loan, a $1.6 billion United States term loan, a C$24.6 million ($25.0 million at the exchange rate on October 1, 2012) Canadian term loan and an A$202.9 million ($210.0 million at the exchange rate on October 1, 2012) Australian term loan. The revolving loan also includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as swingline loans.
The New Credit Agreement allows for borrowings under the revolving facility in United States dollars, Euros, Canadian dollars and Australian dollars. Under the revolving facility, the applicable borrowing spread for the United States base rate loans and Canadian base rate loans under the New Credit Agreement will initially be 1.50% over the base rate through December 31, 2012 and will range from 0.50% to 1.75% over the base rate depending upon the Company's total leverage ratio thereafter. The applicable borrowing spread for the United States LIBOR rate loans, Canadian LIBOR rate loans, the Australian loans and the European loans will initially be 2.50% over the LIBOR rate through December 31, 2012 and will range from 1.50% to 2.75% over the LIBOR rate depending upon the Company's total leverage ratio as determined at the end of any applicable measurement period thereafter.
As of December 31, 2012, the United States, Australian and Canadian term loans had interest rates of 2.71%, 5.65% and 3.55%, respectively. On December 31, 2012, the Company had outstanding revolving loans of $11.0 million in the United States with an interest rate of 2.71%, A$10.4 million in Australia (or $10.4 million at the exchange rate on December 31, 2012) with an interest rate of 5.65% and €2.9 million in Europe (or $3.8 million at the exchange rate on December 31, 2012) with an interest rate of 2.56%.
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
The United States term loan will amortize in quarterly installment amounts of $16.4 million for the first eight quarterly payments beginning December 31, 2012, $21.9 million for the succeeding eight quarterly payments and $43.7 million for the next succeeding quarterly periods through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Canadian term loan will amortize in quarterly installment amounts of C$0.2 million for the first eight quarterly payments beginning December 31, 2012, C$0.3 million for the succeeding eight quarterly payments and C$0.7 million for the next succeeding quarterly payments through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017. The Australian term loan will amortize in quarterly installment amounts of A$2.0 million for the first eight quarterly payments beginning December 31, 2012, A$2.7 million for the succeeding eight quarterly periods and A$5.4 million for the next succeeding quarterly periods through September 30, 2017 with the remaining principal balance of the term loan payable on October 1, 2017.
In addition to the quarterly installment amounts, during the three months ended December 31, 2012, the Company repaid $47.5 million of the United States term loan, C$10.0 million (or $10.0 million at the exchange rate on October 31, 2012) on the Canadian term loan and A$18.0 million (or $18.6 million at the exchange rate on October 25, 2012) on the Australian term loan.
The New Credit Agreement also includes (a) a $45.0 million sub-limit for the issuance of standby letters of credit and (b) sub-limits for swingline loans including (i) up to $30.0 million under the United States revolving loan, (ii) up to $15.0 million under each of the Canadian revolving loan and the Australian revolving loan and (iii) up to $10.0 million under the Euro revolving loan.

The New Credit Agreement contains a number of customary affirmative and negative covenants that, among other things, limit or prohibit the Company's ability, subject to certain exceptions, to incur additional indebtedness; create liens; make investments; pay dividends on capital stock or redeem, repurchase or retire capital stock; consolidate or merge or make acquisitions or dispose of assets; enter into sale and leaseback transactions; engage in any business unrelated to the business currently conducted by the Company; sell or issue capital stock of any of the Company's restricted subsidiaries; change the fiscal year; enter into certain agreements containing negative pledges and upstream limitations and engage in certain transactions with affiliates. Under the New Credit Agreement the Company may not have an interest coverage ratio less than 3.50 to 1.00 as of the last day of any fiscal quarter. In addition, the Company may not exceed specified maximum total leverage ratios as described in the following table:

Period	Maximum Total Leverage Ratio
Closing Date through September 30, 2013	4.75 to 1.00
December 31, 2013 through September 30, 2014	4.25 to 1.00
December 31, 2014 through September 30, 2015	3.75 to 1.00
December 31, 2015 and thereafter	3.50 to 1.00
As of December 31, 2012, the Company was in compliance with the provisions of the covenant requirements of its New Credit Agreement. As of December 31, 2012, the Company's $425.0 million revolving loan consisted of $25.2 million of outstanding debt, subsidiary letters of credit guarantees of $3.6 million and $396.3 million of unused borrowing capacity. Subject to maintaining compliance with the covenants under the New Credit Agreement, the $396.3 million of unused borrowing capacity as of December 31, 2012 is available for working capital, capital expenditures, permitted investments, permitted acquisitions, refinancing existing indebtedness and general corporate purposes.
On July 29, 2011, the Company entered into the Prior Credit Agreement, which replaced the Company's credit agreement then in effect. The Prior Credit Agreement expanded the borrowing capacity of the Company’s senior credit facility from $620.0 million to $750.0 million and extended the maturity date to July 29, 2016. The Prior Credit Agreement included a $425.0 million revolving loan, a $200.0 million United States term loan, an A$92.2 million ($100.0 million at the July 29, 2011 exchange rate) Australian term loan and a C$23.6 million ($25.0 million at the July 29, 2011 exchange rate) Canadian term loan.
As described above, in connection with the RailAmerica acquisition, the Company repaid in full all outstanding loans, together with interest and all other amounts due under the Prior Credit Agreement. No penalties were due in connection with such repayments. In connection with the repayment of the Prior Credit Agreement, the Company wrote off $2.9 million of unamortized debt issuance costs and incurred $0.5 million of legal expenses.
Senior Notes
In 2005, the Company completed a private placement of $100.0 million of Series B senior notes and $25.0 million of Series C senior notes. The Series C senior notes had a borrowing rate of three-month LIBOR plus 0.70% and were repaid in July 2012 through borrowings under the Prior Credit Agreement. The Series B senior notes bore interest at 5.36% and were due in July 2015. On October 1, 2012, the Company redeemed the $100.0 million of Series B senior notes, along with an aggregate $12.6 million make-whole payment, with proceeds from the New Credit Agreement. In addition, the Company wrote off $0.3 million of unamortized debt issuance costs associated with its senior notes.
In 2004, the Company completed a $75.0 million private placement of Series A senior notes. The Series A senior notes bore interest at 4.85% and matured in November 2011. On November 1, 2011, the Company repaid the $75.0 million of senior notes through $67.0 million of borrowings under the Prior Credit Agreement and $8.0 million from cash and cash equivalents.
Non-Interest Bearing Loan
In 2010, as part of the FreightLink Acquisition, the Company assumed debt with a carrying value of A$1.8 million (or $1.7 million at the exchange rate on December 1, 2010), which represented the fair value of an A$50.0 million (or $48.2 million at the exchange rate on December 1, 2010) non-interest bearing loan due in 2054. As of December 31, 2012, the carrying value of the loan was $2.2 million with an effective interest rate of 8.0%.

Schedule of Future Payments Including Capital Leases
The following is a summary of the maturities of long-term debt, including capital leases, as of December 31, 2012 (dollars in thousands):

2013	$87,569
2014	93,984
2015	117,727
2016	126,927
2017	1,431,370
Thereafter (1)	52,483
Total long-term debt	$1,910,060

(1)
Includes the A$50.0 million (or $52.0 million at the exchange rate on December 31, 2012) non-interest bearing loan due in 2054 assumed in the FreightLink Acquisition with a carrying value of $2.2 million as of December 31, 2012.

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
In the fourth quarter of 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rates on a portion of its outstanding borrowings. The swap has a notional amount of $120.0 million and requires the Company to pay a fixed rate of 3.88% on the notional amount. In return, the Company receives one-month LIBOR on the notional amount of the swap, which is equivalent to the Company’s variable rate obligation on the notional amounts under the New Credit Agreement. This swap expires on September 30, 2013.
In the fourth quarter of 2012, the Company entered into multiple interest rate swap agreements to manage its exposure to changes in interest rates on its variable rate debt. The following table summarizes the terms of the interest rate swap agreements (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		1/1/2013	1,350,000	0.25%	1-month LIBOR
		4/1/2013	1,300,000	0.25%	1-month LIBOR
		7/1/2013	1,250,000	0.25%	1-month LIBOR
9/30/2013	9/29/2014	9/30/2013	1,350,000	0.35%	1-month LIBOR
		12/31/2013	1,300,000	0.35%	1-month LIBOR
		3/31/2014	1,250,000	0.35%	1-month LIBOR
		6/30/2014	1,200,000	0.35%	1-month LIBOR
9/30/2014	9/29/2015	9/30/2014	1,150,000	0.54%	1-month LIBOR
		1/1/2015	1,100,000	0.54%	1-month LIBOR
		4/1/2015	1,050,000	0.54%	1-month LIBOR
		7/1/2015	1,000,000	0.54%	1-month LIBOR
9/30/2015	9/30/2016	9/30/2015	350,000	0.93%	1-month LIBOR
On November 9, 2012, the Company entered into multiple 10-year forward starting interest rate swap agreements to manage its exposure to changes in interest rates on its variable rate debt. On the date of the hedge designation, September 30, 2016, it is probable that the Company will either issue $300.0 million of fixed-rate debt or have $300.0 million of variable-rate debt under its commercial banking lines. The forward starting interest swap agreements are expected to settle in cash on September 30, 2016. The Company expects any gains or losses on settlement will be amortized over the life of the respective swaps. The swaps have a notional amount of $300.0 million and require the Company to pay a fixed rate of 2.79% and receive three-month LIBOR on the notional amount over a 10-year period expiring September 30, 2026.
The fair value of the interest rate swap agreements were estimated based on Level 2 inputs. The Company’s effectiveness testing during the year ended December 31, 2012 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings. See Note 17, Accumulated Other Comprehensive Income, for additional information regarding the Company's cash flow hedges.

Foreign Currency Exchange Rate Risk
As of December 31, 2012, $220.9 million of third-party debt related to the Company’s foreign operations was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company’s debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company's foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
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
On December 1, 2010, the Company completed the FreightLink Acquisition for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement then in effect. On November 24, 2010, the Company entered into foreign exchange forward contracts, with funds to be delivered on December 1, 2010, to secure an exchange rate for A$45 million of the A$331.9 million purchase of the FreightLink assets. The subsequent decrease in the value of Australian dollar versus the United States dollar between November 24, 2010 and December 1, 2010 and its impact on the A$45 million of purchase price resulted in an additional expense of $0.7 million within other income/(expense), net.
In addition, a portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105.0 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105.0 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap required the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. As a result of these quarterly net settlement payments, the Company realized a net expense of $4.4 million within interest (expense)/income for the year ended December 31, 2012. In addition, the Company recognized a net gain of $0.6 million within other income/(expense), net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2012. The Swap expired on December 1, 2012 and was settled for $9.1 million.
On November 29, 2012, simultaneous with the termination of the existing swap, the Company entered into two new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreements (the Swaps), effective December 3, 2012. These agreements expire on December 1, 2014. The Swaps effectively convert the A$105.0 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The Swaps require the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105.0 million and allow the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of these quarterly net settlement payments, the Company realized a net expense of $0.3 million within interest (expense)/income for the year ended December 31, 2012. In addition, the Company recognized a net loss of $0.3 million within other income/(expense), net related to the settlement of the derivative agreement and the underlying intercompany debt instrument to the exchange rate for the year ended December 31, 2012.

Contingent Forward Sale Contract
In conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica, the Company entered into the Investment Agreement with Carlyle in order to partially fund the acquisition of RailAmerica. Pursuant to the Investment Agreement, the Company agreed to sell to Carlyle a minimum of $350.0 million of Series A-1 Preferred Stock. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, the Company had the option to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of the Company's Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to the Company's stock price on the trading day prior to the announcement of the RailAmerica acquisition.
For the period between July 23, 2012 and September 30, 2012, the Series A-1 Preferred Stock was accounted for as a contingent forward sale contract with mark-to-market non-cash income or expense included in the Company's consolidated financial results and the cumulative effect represented as an asset or liability. As a result of the significant increase in the Company's share price between July 23, 2012 and the end of the third quarter of 2012, the Company recorded a $50.1 million non-cash mark-to-market expense to the Investment Agreement for the twelve months ended December 31, 2012. The closing price of the Company's Class A common stock was $66.86 on September 28, 2012, which was the last trading day prior to issuing the Series A-1 Preferred Stock.
On February 13, 2013, the Company converted all of the outstanding Series A-1 Preferred Stock into Class A common stock (see Note 24, Subsequent Events).
The following table summarizes the fair value of derivative instruments recorded in the consolidated balance sheets as of December 31, 2012 and 2011 (dollars in thousands):

		Fair Value
	Balance Sheet Location	2012	2011
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$4,302	$—
Derivatives not designated as hedges:
Cross-currency swap agreements	Prepaid expenses and other	$255	$—
Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$3,778	$4,143
Interest rate swap agreements	Other long-term liabilities	885	2,882
Total derivatives designated as hedges		$4,663	$7,025
Derivatives not designated as hedges:
Cross-currency swap agreements	Accrued expenses	$—	$7,170
Cross-currency swap agreements	Other long-term liabilities	143	—
Total derivatives not designated as hedges		$143	$7,170

The following table shows the effect of the Company’s derivative instrument designated as a cash flow hedge for the years ended December 31, 2012 and 2011 in other comprehensive income/(loss) (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	2012	2011
Derivatives Designated as Cash Flow Hedges:
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreement	$4,053	$1,334
The following table shows the effect of the Company’s derivative instruments not designated as hedges for the years ended December 31, 2012 and 2011 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
	Location of Amount Recognized in Earnings	2012	2011
Derivative Instruments Not Designated as Hedges:
Cross-currency swap agreements	Interest (expense)/income	$(4,638)	$(5,935)
Cross-currency swap agreements	Other income/(expense), net	303	246
Contingent forward sale contract	Contingent forward sale contract mark-to-market expense	(50,106)	—
		$(54,441)	$(5,689)
11. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of December 31, 2012, the Company’s derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: Since the Company’s long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company’s financial instruments that are carried at fair value using Level 2 inputs at December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Financial instruments carried at fair value using Level 2 inputs:
Interest rate swap agreements	$4,302	$—
Cross-currency swap agreements	255	—
Total financial assets carried at fair value	$4,557	$—
Interest rate swap agreements	$4,663	$7,025
Cross-currency swap agreements	143	7,170
Total financial liabilities carried at fair value	$4,806	$14,195

The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Revolving credit facility	$25,153	$25,222	$191,919	$186,590
United States term loan	1,576,100	1,562,385	190,000	183,869
Canadian term loan	14,446	14,353	21,983	21,226
Australia term loan	190,100	191,057	89,443	88,299
Amortizing Notes component of TEUs	32,435	31,484	—	—
Series B senior notes	—	—	100,000	107,704
Series C senior notes	—	—	25,000	24,822
Other debt	19,901	19,759	7,849	7,775
Total	$1,858,135	$1,844,260	$626,194	$620,285
12. EMPLOYEE BENEFIT PROGRAMS:
Employee Bonus Programs
The Company has performance-based bonus programs that include a majority of non-union employees. Approximately $14.2 million, $10.7 million and $13.7 million were awarded under the various performance-based bonus plans in the years ended December 31, 2012, 2011, and 2010, respectively.
Defined Contribution Plans
Under the Genesee & Wyoming Inc. 401(k) Savings Plan, the Company matches participants’ contributions up to 4% of the participants’ salary on a pre-tax basis. The Company’s contributions to the plan in the years ended December 31, 2012, 2011 and 2010 were approximately $1.8 million, $1.7 million and $1.6 million, respectively. These amounts did not include contributions RailAmerica made to its 401(k) plan during the period while the shares of RailAmerica were held in a voting trust. RailAmerica makes contributions to their plan at a rate of 50% of the employees’ contribution up to $2,500 for Railroad Retirement employees and $5,000 for employees covered under the Federal Insurance Contributions Act. RailAmerica contributed $0.4 million during the three months ended December 31, 2012.
The Company’s Canadian subsidiaries administer two different retirement benefit plans. Both plans qualify under Section 146 of the federal and provincial income tax law and are Registered Retirement Savings Plans (RRSP). Under each plan employees may elect to contribute a certain percentage of their salary on a pre-tax basis. Under the first plan, the Company matches 5% of gross salary up to a maximum of C$2,500 (or $2,518 at the December 31, 2012 exchange rate). Under the second plan, the Company matches 50% of the employee’s contribution up to a maximum of 4% of gross salary. Company contributions to the plans in the years ended December 31, 2012, 2011 and 2010, were approximately $0.7 million, $0.6 million and $0.4 million, respectively. These amounts did not include contributions RailAmerica made to their Canadian railroad employee contribution plan while the shares of RailAmerica were held in a voting trust.
RailAmerica maintains a pension plan for a majority of its Canadian railroad employees with both defined benefit and defined contribution components. RailAmerica's Canadian employee defined contribution component of its pension plan applies to a majority of its Canadian railroad employees that are not covered by the defined benefit component. RailAmerica contributes 3% of a participating employee's salary to the plan. RailAmerica's pension expense for the three months ended December 31, 2012 for the defined contribution members was $0.1 million.
The Company’s Australian subsidiary administers a statutory retirement benefit plan. The Company is required to contribute the equivalent of 9% of an employee’s base salary into a registered superannuation fund. Employees may elect to make additional contributions either before or after tax. Company contributions were approximately $4.1 million, $2.8 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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
During the year ended December 31, 2007, the Company froze the pension benefits of the remaining eligible employees (Frozen Participants) under its defined benefit plans. As a result, new employees are not eligible to participate in the plans. Future earnings of the Frozen Participants are not considered in the computation of benefits. As of December 31, 2012, the total recognized in the Company’s consolidated balance sheet for these plans consisted of a $0.6 million pension liability and $(0.8) million in accumulated other comprehensive income/(loss).
The Company provides health care and life insurance benefits for certain retired employees, including union employees of one of the Company’s United States subsidiaries. As of December 31, 2012, 20 employees were participating and four current employees may become eligible for these benefits upon retirement if certain combinations of age and years of service requirements are met. The Company funds the plan on a pay-as-you-go basis. As of December 31, 2012, the total recognized in the Company’s consolidated balance sheet for this plan consisted of a $3.7 million postretirement benefit liability and $0.5 million in accumulated other comprehensive income/(loss).
In addition to these plans, the Company acquired a Canadian pension plan and a United States pension and post retirement plan from RailAmerica. The defined benefit component of the Canadian pension plan applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway to a subsidiary of RailAmerica. As of December 31, 2012, the Canadian pension plan had a benefit obligation of $15.3 million and plan assets of $12.1 million.
RailAmerica maintains a pension and post retirement benefit plan for 43 United States employees who transferred employment directly from Alcoa, Inc. to RailAmerica. As of December 31, 2012, the United States pension plan had a benefit obligation of $1.7 million and plan assets of $0.8 million.
13. INCOME TAXES:
Included in the Company's income from continuing operations before income taxes and income from equity investment for the twelve months ended December 31, 2012 was a $50.1 million mark-to-market expense associated with a contingent forward sale contract, which is a non-deductible expense for income tax purposes. See Note 10, Derivative Financial Instruments, for further details on the contingent forward sale contract. As a result, the Company's provision for income taxes was $46.4 million and $38.5 million for the twelve months ended December 31, 2012 and 2011, respectively, which represents 34.8% and 24.4%, respectively, of income from continuing operations other than the mark-to-market expense. The increase in the effective income tax rate for the twelve months ended December 31, 2012 was primarily attributable to the expiration of the United States Short Line Tax Credit on December 31, 2011.
The components of income from continuing operations before taxes and income from equity investment for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012	2011	2010
United States	$5,716	$98,050	$89,132
Foreign	77,680	59,974	19,701
Total	$83,396	$158,024	$108,833

The Company files a consolidated United States federal income tax return that includes all of its United States subsidiaries. Each of the Company’s foreign subsidiaries files appropriate income tax returns in its respective country. No provision is made for the United States income taxes applicable to the undistributed earnings of controlled foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries. If the earnings were to be distributed in the future, those distributions may be subject to United States income taxes (appropriately reduced by available foreign tax credits) and withholding taxes payable to various foreign countries, however, the amount of the tax and credits is not practically determinable. The amount of undistributed earnings of the Company’s controlled foreign subsidiaries as of December 31, 2012 was $251.4 million.
The components of the provision for income taxes on continuing operations for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012	2011	2010
United States:
Current
Federal	$3,582	$5,652	$5,105
State	3,752	3,686	2,728
Deferred
Federal	17,382	12,578	14,037
State	906	1,535	2,759
	25,622	23,451	24,629
Foreign:
Current	9,907	6,488	8,967
Deferred	10,873	8,592	(3,432)
	20,780	15,080	5,535
Total	$46,402	$38,531	$30,164

The provision for income taxes differs from that which would be computed by applying the statutory United States federal income tax rate to income before taxes. The following is a summary of the effective tax rate reconciliation for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Tax provision at statutory rate	35.0%	35.0%	35.0%
Effect of acquisitions/divestitures	24.8%	(3.1)%	—%
Effect of foreign operations	(7.7)%	(2.9)%	(1.2)%
State income taxes, net of federal income tax benefit	3.8%	2.3%	3.1%
Benefit of track maintenance credit	—%	(6.5)%	(9.3)%
Other, net	(0.3)%	(0.4)%	0.1%
Effective income tax rate	55.6%	24.4%	27.7%
The United States track maintenance credit is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011 and was extended for years 2012 and 2013 on January 2, 2013. See Note 24, Subsequent Events, for further information on the extension of the Short Line Tax Credit.

Deferred income taxes reflect the effect of temporary differences between the book and tax basis of assets and liabilities as well as available income tax credit and capital and net operating loss carryforwards. The components of net deferred income taxes as of December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012	2011
Deferred tax assets:
Accruals and reserves not deducted for tax purposes until paid	$15,824	$4,290
Net operating loss carryforwards	52,863	1,306
Capital loss carryforward	—	5,251
Interest rate swaps	7	2,547
Nonshareholder contributions	4,799	1,622
Deferred compensation	2,175	2,473
Postretirement benefits	2,328	801
Share-based compensation	11,328	4,358
Foreign tax credit	1,964	1,964
Track maintenance credit	129,486	38,238
Alternative minimum tax credit	1,356	—
Other	451	87
	222,581	62,937
Valuation allowance	(8,613)	(5,251)
Deferred tax liabilities:
Property basis difference	(1,003,990)	(321,365)
Other	(1,843)	(1,299)
Net deferred tax liabilities	$(791,865)	$(264,978)

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
The Company utilized $8.9 million and $5.4 million of state net operating loss carryforwards from its United States operations in the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had United States net operating loss carryforwards in various state jurisdictions that totaled approximately $362.5 million. Some of our net operating loss carryforwards are subject to Section 382 limitations of the Internal Revenue Code (Section 382). Section 382 imposes limitations on a corporation's ability to utilize its net operating losses if it experiences an "ownership change." In general terms, an ownership change results from transactions increasing the ownership of certain existing stockholders or new stockholders in the stock of a corporation by more than 50% during a three year testing period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased to reflect both recognized and deemed recognized "built-in gains" that occur during the sixty-month period after the ownership change. The state net operating losses exist in different states and expire between 2013 and 2031.
As of December 31, 2012, the Company had no United States capital loss carryforwards as these losses expired in 2012. The Company did maintain a valuation allowance on the capital loss carryforward.
The Company maintains a valuation allowance on net operating losses in states for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $8.6 million at December 31, 2012 related to state net operating losses acquired with RailAmerica.

A reconciliation of the beginning and ending amount of the Company's valuation allowance is as follows (dollars in thousands):

2012
Balance at beginning of year	$5,251
Expiration of capital loss carryforwards	(5,251)
Increase for RailAmerica net operating losses	8,613
Balance at end of year	$8,613
As of December 31, 2012 and 2011, the Company had track maintenance credit carryforwards of $129.5 million and $38.2 million, respectively. These tax credit carryforwards will expire between 2025 and 2032.
A reconciliation of the beginning and ending amount of the Company’s liability for uncertain tax positions is as follows (dollars in thousands):

	2012	2011	2010
Balance at beginning of year	$—	$—	$146
Increase for acquired subsidiary	3,370	—	—
Increase for tax positions related to the current year	—	—	—
Settlements and lapse of statutes of limitations	—	—	(146)
Reductions for tax positions of prior years	(215)	—	—
Balance at end of year	$3,155	$—	$—
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes.
As of December 31, 2012, the following tax years remain open to examination by the major taxing jurisdictions to which the Company is subject:

	Open Tax Years
Jurisdiction	From		To
United States	2001	-	2012
Australia	2010	-	2012
Canada	2008	-	2012
Mexico	2007	-	2012
Netherlands	2009	-	2012
14. GRANTS FROM OUTSIDE PARTIES:
The Company periodically receives grants for the upgrade and construction of rail lines and upgrades of locomotives from federal, provincial, state and local agencies and other outside parties (e.g., customers) in the United States and Australia and provinces in Canada in which the Company operates. These grants typically reimburse the Company for 50% to 100% of the actual cost of specific projects. In total, the Company received grant proceeds of $39.6 million, $22.6 million and $40.8 million in the years ended December 31, 2012, 2011 and 2010, respectively, from such grant programs.
None of the Company’s grants represent a future liability of the Company unless the Company abandons the rehabilitated or new track structure within a specified period of time or fails to maintain the upgraded or new track to certain standards and to make certain minimum capital improvements, as defined in the respective agreements. As the Company intends to comply with these agreements, the Company has recorded additions to road property and has deferred the amount of the grants. The amortization of deferred grants is a non-cash offset to depreciation expense over the useful lives of the related assets. During the years ended December 31, 2012, 2011 and 2010, the Company recorded offsets to depreciation expense from grant amortization of $8.0 million, $7.9 million and $10.6 million, respectively.

15. COMMITMENTS AND CONTINGENCIES:
In connection with the Company's acquisition of RailAmerica, five putative stockholder class action lawsuits were filed in 2012, three in the Court of Chancery of the State of Delaware (Delaware Court) and two in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida, Civil Division (Florida Circuit Court), against RailAmerica, the RailAmerica directors and Genesee & Wyoming.
The two lawsuits filed in the Florida Circuit Court alleged, among other things, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to Genesee & Wyoming via an allegedly flawed process and failed to obtain the best financial and other terms and that RailAmerica and Genesee & Wyoming aided and abetted those alleged breaches of duty. The complaints requested, among other relief, an order to enjoin consummation of the merger and attorneys' fees. On July 31, 2012, plaintiffs in the Florida actions filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs and appoint lead counsel in the proposed consolidated action. Plaintiffs in the Florida actions also filed an emergency motion for expedited proceedings on August 7, 2012 and an amended complaint on August 8, 2012, which included allegations that the information statement filed by RailAmerica on August 3, 2012, omitted material information about the proposed merger. On August 17, 2012, the parties in the Florida actions submitted a stipulation for expedited proceedings, which the Florida Circuit Court ordered on August 20, 2012.
The three lawsuits filed in Delaware Court named the same defendants, alleged substantially similar claims, and sought similar relief as the Florida actions. The parties to the Delaware actions submitted orders of dismissal in November 2012, which the Delaware Court has granted.
On December 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company and the other parties to the Florida actions executed a Stipulation and Agreement of Compromise, Settlement and Release to settle all related claims. The settlement is not material and is subject to, among other things, final approval by the Florida Circuit Court. On January 28, 2013, the Florida Circuit Court gave preliminary approval of the settlement and scheduled a hearing on final approval of the settlement for May 15, 2013.
In addition to the lawsuits set forth above, from time to time, the Company is a defendant in certain lawsuits resulting from the Company's operations in the ordinary course. Management believes there are adequate provisions in the financial statements for any probable liabilities that may result from disposition of the pending lawsuits. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or have a material adverse effect on the Company's financial position or liquidity.
16. STOCK-BASED COMPENSATION PLANS:
In May 2011, the Company's shareholders approved a 2,500,000 share increase in the number of shares of Class A common stock for awards which may be granted under the Omnibus Plan. As a result, the Omnibus Plan allows for the issuance of up to 6,187,500 shares of Class A common stock for awards, which include stock options, restricted stock, restricted stock units and any other form of award established by the Compensation Committee, in each case consistent with the plan’s purpose. Stock-based awards generally have three-year requisite service periods and five year contractual terms. Any shares of common stock available for issuance under the predecessor plans (Amended and Restated 1996 Stock Option Plan, Stock Option Plan for Directors and Deferred Stock Plan for Non-Employee Directors) as of May 12, 2004, plus any shares underlying awards that expire, are terminated or cancelled, are deemed available for issuance or reissuance under the Omnibus Plan. In total, at December 31, 2012, there remained 2,426,852 shares of Class A common stock available for future issuance under the Omnibus Plan.

A summary of option activity under the Omnibus Plan as of December 31, 2012 and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of year	1,459,689	$35.93
Granted	218,320	61.11
Exercised	(567,381)	32.63
Expired	(648)	39.56
Forfeited	(4,569)	31.56
Outstanding at end of year	1,105,411	$42.61	2.5	$36,993
Vested or expected to vest at end of year	1,103,003	$42.57	2.5	$36,957
Exercisable at end of year	681,758	$34.27	1.7	$28,504
The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $16.25, $15.76 and $10.76, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $17.3 million, $14.9 million and $10.8 million, respectively.
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
The following weighted average assumptions were used to estimate the grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 using the Black-Scholes option pricing model:

	2012	2011	2010
Risk-free interest rate	0.52%	1.05%	1.25%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term (in years)	4.0	3.9	3.5
Expected volatility	33%	35%	37%
As required under the RailAmerica acquisition agreement, on October 1, 2012, the Company converted approximately 432,000 RailAmerica restricted stock awards and 775,000 RailAmerica restricted stock units into approximately 180,000 and 322,000 G&W restricted stock awards and restricted stock units, respectively, at a ratio of 0.4151 based upon the Company's average 10-day closing stock price prior to the RailAmerica acquisition closing date of $66.26 per share and the acquisition cash purchase price of $27.50 per share.
The Company determines fair value of its restricted stock and restricted stock units based on the closing stock price on the date of grant.

The following table summarizes the Company’s non-vested restricted stock as of December 31, 2012 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	178,904	$44.27
Granted	245,355	65.70
Vested	(151,912)	51.60
Forfeited	(1,623)	51.18
Non-vested at end of year	270,724	$59.54
The weighted average grant date fair value of restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $65.70, $56.03 and $37.59, respectively. The total fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $7.8 million, $4.4 million and $2.1 million, respectively.
The following table summarizes the Company’s non-vested restricted stock units outstanding as of December 31, 2012 and changes during the year then ended:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	15,916	$47.08
Granted	335,583	67.43
Vested	(53,148)	64.41
Forfeited	(3,716)	67.75
Non-vested at end of year	294,635	$66.86
The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $67.43, $56.17 and $35.96, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $3.4 million, $0.3 million and less than $0.1 million, respectively.
For the year ended December 31, 2012, compensation cost from equity awards was $7.9 million. The Company also recorded an additional $4.1 million of costs from the acceleration of equity awards for terminated RailAmerica employees. Total compensation costs related to non-vested awards not yet recognized was $20.7 million as of December 31, 2012, which will be recognized over the next three years with a weighted average period of 1.7 years. The total income tax benefit recognized in the consolidated statement of operations for equity awards was $4.5 million for the year ended December 31, 2012.
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
The total income tax benefit realized from the exercise of equity awards was $10.9 million, $5.0 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company has reserved 1,265,625 shares of Class A common stock that the Company may sell to its full-time employees under its Employee Stock Purchase Plan (ESPP) at 90% of the stock’s market price on the date of purchase. At December 31, 2012, 184,180 shares had been purchased under this plan. The Company recorded compensation expense for the 10% purchase discount of less than $0.1 million in each of the years ended December 31, 2012, 2011 and 2010.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of December 31, 2012 and 2011, respectively (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Change on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance, December 31, 2010	$45,905	$22	$(5,813)	$40,114
Change in 2011	(3,511)	(42)	1,334	(2,219)
Balance, December 31, 2011	$42,394	$(20)	$(4,479)	$37,895
Change in 2012	5,616	(293)	4,053	9,376
Balances, December 31, 2012	$48,010	$(313)	$(426)	$47,271
The foreign currency translation adjustments for the years ended December 31, 2012, 2011 and 2010 related primarily to the Company’s operations with a functional currency in Australian and Canadian dollars.
18. SUPPLEMENTAL CASH FLOW INFORMATION:
Interest and Taxes Paid
The following table sets forth the cash paid for interest and income taxes for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Interest paid, net	$64,487	$39,221	$23,175
Income taxes	$11,187	$19,585	$14,639
Significant Non-Cash Investing Activities
The Company had outstanding receivables from outside parties for the funding of capital expenditures of $25.0 million, $20.8 million and $17.0 million as of December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 2011, and 2010, approximately $22.6 million, $17.6 million and $11.7 million, respectively, of purchases of property and equipment had not been paid and, accordingly, were accrued in accounts payable in the normal course of business.
19. EDITH RIVER DERAILMENT:
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
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced the Company's revenues by approximately $7 million, primarily in the first quarter of 2012. In June 2012, the Company recorded a gain on insurance recoveries and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate on June 30, 2012) for a business interruption claim. The Company anticipates further business interruption insurance recovery related to the Edith River Derailment in 2013.

In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. The Company increased its estimate of costs associated with the Edith River Derailment, as well as its estimate of insurance recovery, each by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, the Company made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). As of December 31, 2012, the Company's outstanding insurance receivable associated with repair costs was A$4.7 million (or $4.9 million at the exchange rate on December 31, 2012).
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
20. SEGMENT AND GEOGRAPHIC AREA INFORMATION:
Segment Information
The Company’s various railroad lines are divided into 11 operating regions. Since all of the regions have similar characteristics, they previously had been aggregated into one reportable segment. Beginning January 1, 2011, the Company decided to present its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The Company acquired RailAmerica on October 1, 2012. However, the shares of RailAmerica were held in a voting trust while the STB considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of the purchase price to the acquired assets and assumed liabilities is included in its consolidated balance sheet at December 31, 2012 and included within the Company's North American & European Operations segment.

The following tables set forth our North American & European Operations and Australian Operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands).

	December 31, 2012
	North American & European Operations	Australian Operations	Total Operations
Revenues	$585,893	$289,023	$874,916
Income from operations	115,387	74,935	190,322
Depreciation and amortization	50,156	23,249	73,405
Interest expense	(45,996)	(16,849)	(62,845)
Interest income	3,219	506	3,725
Provision for income taxes	(28,451)	(17,951)	(46,402)
Contingent forward sale contract mark-to-market expense	(50,106)	—	(50,106)
Income from equity investment in RailAmerica, net	15,557	—	15,557
Expenditures for additions to property & equipment, net of grants from outside parties	(69,636)	(122,426)	(192,062)

	December 31, 2011
	North American & European Operations	Australian Operations	Total Operations
Revenues	$557,621	$271,475	$829,096
Income from operations	129,646	62,133	191,779
Depreciation and amortization	47,218	19,263	66,481
Interest expense	(23,171)	(15,446)	(38,617)
Interest income	2,950	293	3,243
Provision for income taxes	(26,181)	(12,350)	(38,531)
Expenditures for additions to property & equipment, net of grants from outside parties	(59,383)	(96,643)	(156,026)

	December 31, 2010
	North American & European Operations	Australian Operations	Total Operations
Revenues	$494,787	$135,408	$630,195
Income from operations	119,902	10,508	130,410
Depreciation and amortization	43,807	7,359	51,166
Interest expense	(21,856)	(1,291)	(23,147)
Interest income	485	1,912	2,397
Provision for income taxes	(27,176)	(2,988)	(30,164)
Expenditures for additions to property & equipment, net of grants from outside parties	(59,153)	(19,885)	(79,038)
The following table sets forth the property and equipment recorded in the consolidated balance sheets as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment	$2,766,693	$629,602	$3,396,295	$1,120,121	$523,468	$1,643,589

Geographic Area Information
Operating revenues for each geographic area for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Operating revenues:
United States	$489,157	55.9%	$478,511	57.7%	$434,132	68.9%
Non-United States:
Australia	289,023	33.0%	271,475	32.7%	135,408	21.5%
Canada	81,948	9.4%	64,155	7.8%	49,580	7.9%
Europe	14,788	1.7%	14,955	1.8%	11,075	1.7%
Total Non-United States	385,759	44.1%	350,585	42.3%	196,063	31.1%
Total operating revenues	$874,916	100.0%	$829,096	100.0%	$630,195	100.0%
Property and equipment for each geographic area as of December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Property and equipment located in:
United States	$2,487,782	73.2%	$993,665	60.5%	$892,295	61.8%
Non-United States:
Australia	629,602	18.5%	523,468	31.8%	443,827	30.7%
Canada	263,828	7.8%	110,719	6.7%	91,434	6.3%
Europe	15,083	0.5%	15,737	1.0%	16,621	1.2%
Total Non-United States	908,513	26.8%	649,924	39.5%	551,882	38.2%
Total property and equipment	$3,396,295	100.0%	$1,643,589	100.0%	$1,444,177	100.0%

21. QUARTERLY FINANCIAL DATA (unaudited):
Quarterly Results
(dollars in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Operating revenues	$207,436	$217,419	$222,745	$227,316
Income from operations	41,314	62,473	52,875	33,660
Income from continuing operations, net of tax	22,244	36,387	(19,567)	13,487
(Loss)/income from discontinued operations, net of tax	(3)	(24)	—	(91)
Net income/(loss)	22,241	36,363	(19,567)	9,021
Diluted earnings/(loss) per common share from continuing operations	$0.52	$0.84	$(0.47)	$0.18
Diluted (loss)/earnings per common share from discontinued operations	—	—	—	—
Diluted earnings/(loss) per common share	$0.52	$0.84	$(0.47)	$0.18

2011
Operating revenues	$191,911	$209,589	$217,210	$210,386
Income from operations	39,203	51,165	56,023	45,388
Income from continuing operations, net of tax	22,122	31,145	32,952	33,274
(Loss)/income from discontinued operations, net of tax	—	—	(10)	1
Net income	22,122	31,145	32,942	33,275
Diluted earnings per share from continuing operations	$0.52	$0.73	$0.77	$0.77
Diluted (loss)/earnings per share from discontinued operations	—	—	—	—
Diluted earnings per share	$0.52	$0.73	$0.77	$0.77
The quarters shown were affected by the items below:
The first quarter of 2012 included (i) $0.8 million after-tax gain on sale of assets and (ii) $0.2 million after-tax other business/corporate development costs.
The second quarter of 2012 included (i) $5.2 million after-tax gain on sale of assets, (ii) $0.1 million after-tax gain on insurance recoveries, (iii) $0.5 million after-tax RailAmerica acquisition-related costs and (iv) $0.4 million after-tax other business/corporate development costs.
The third quarter of 2012 included (i) $2.0 million after-tax gain on sale of assets, (ii) $50.1 million after-tax non-cash contingent forward sale contract mark-to-market expense (iii) $3.1 million after-tax RailAmerica acquisition-related costs and (iv) $0.4 million after-tax other business/corporate development costs.
The fourth quarter of 2012 included (i) $0.6 million after-tax gain on sale of assets, (ii) $0.4 million after-tax gain on insurance recoveries, (iii) $10.9 million after-tax RailAmerica acquisition-related costs, (iv) $9.5 million after-tax RailAmerica financing-related costs, (v) $6.8 million after-tax RailAmerica integration costs, (vi) $3.5 million of acquisition and integration costs incurred by RailAmerica, (vii) $0.8 million after-tax contract termination expense in Australia and (viii) $0.3 million after-tax other business/corporate development costs.
The first quarter of 2011 included (i) $0.8 million after-tax gain on sale of assets, (ii) $0.2 million after-tax gain on sale of investment, (iii) $2.2 million tax benefit from the extension of the Short Line Tax Credit and (iv) $0.1 million after-tax business/corporate development costs.
The second quarter of 2011 included (i) $2.5 million tax benefit from the extension of the Short Line Tax Credit, (ii) $0.9 million after-tax gain on sale of assets, (iii) $0.7 million after-tax gain on insurance recoveries, (iv) $0.6 million after-tax gain on sale of investments and (v) $0.3 million after-tax business/corporate development costs.

The third quarter of 2011 included (i) $3.2 million tax benefit from the extension of the Short Line Tax Credit, (ii) $0.4 million after-tax gain on sale of assets and (iii) $1.4 million after-tax business/corporate development costs.
The fourth quarter of 2011 included (i) $2.2 million tax benefit from the extension of the Short Line Tax Credit, (ii) $1.9 million after-tax gain on sale and impairment of assets, (iii) $1.9 million of acquisition-related income tax benefits, (iv) $1.3 million after-tax Edith River derailment costs and (v) $0.5 million after-tax business/corporate development costs.
22. DISCONTINUED OPERATIONS:
In November 2008, the Company agreed to sell 100% of the share capital of the Company’s wholly-owned, Mexican subsidiary, FCCM, to Viablis, S.A. de C.V. On August 7, 2009, the Company completed the sale of FCCM for a sale price of $2.2 million.
The Company’s Mexican operations described above and its remaining subsidiary, Servicios, are presented as discontinued operations and its results of operations are, therefore, excluded from continuing operations. The net assets, results of operations and cash flows of Servicios were not material as of and for the years ended December 31, 2012, 2011 and 2010. The Company does not expect any material adverse financial impact from Servicios.
The results of discontinued operations in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, were as follows (dollars in thousands):

	2012	2011	2010
Operating revenues	$—	$—	$—
(Loss)/income from discontinued operations before taxes	(118)	(9)	2,552
Tax benefit	—	—	(39)
(Loss)/income from discontinued operations, net of tax	$(118)	$(9)	$2,591
Income from discontinued operations for the year ended December 31, 2010 included a net gain of $2.8 million due to the receipt of insurance proceeds in August 2010 related to damages incurred by FCCM as a result of Hurricane Stan in 2005. The Company utilized capital loss carryforwards, which were previously subject to a full valuation allowance, to offset the tax on this gain.
23. RECENTLY ISSUED ACCOUNTING STANDARDS:
In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which requires entities to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance relates solely to the presentation of other comprehensive income and does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The Company adopted this ASU for the interim period ending March 31, 2012, which is the period for which it became effective for calendar year-end entities, and elected to utilize the two consecutive statements presentation.
Accounting Standards Not Yet Effective
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. This guidance is effective annual reporting periods beginning on or after January 1, 2013, and the interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balance by component and significant items reclassified out of accumulated other comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is to be applied prospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
24. SUBSEQUENT EVENTS:
Series A-1 Preferred Stock Conversion
On February 13, 2013, the Company converted all of the outstanding mandatorily convertible Series A-1 Preferred Stock issued to Carlyle in conjunction with the RailAmerica acquisition. As the closing price of the Company's Class A common stock exceeded $76.03 for 30 consecutive trading days as of February 12, 2013, the Company converted all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock on February 13, 2013. These shares were included in the Company's weighted average diluted common shares outstanding in calculating EPS for 2012. On the conversion date, the Company paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. Following the conversion, the Company will not incur the quarterly dividend of approximately $4.4 million that would otherwise have been due on the Series A-1 Preferred Stock.
United States Short Line Tax Credit Extension
On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The Company expects the extension of the Short Line Tax Credit to produce book income tax benefits of approximately $35 million for fiscal year 2012. Since the extension became law in 2013, the 2012 impact will be recorded in the first quarter of 2013.

RAILAMERICA, INC. AND SUBSIDIARIES

AUDITED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 28, 2012 AND FOR THE PERIOD OCTOBER 1, 2012 (ACQUISITION) TO DECEMBER 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of RailAmerica, Inc.:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of RailAmerica, Inc. and its subsidiaries at December 28, 2012, and the results of their operations and their cash flows for the period from October 1, 2012 (Acquisition) to December 28, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Stamford, Connecticut
March 1, 2013

RAILAMERICA, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEET

December 28, 2012
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$107,922
Accounts and notes receivable, net	91,424
Current deferred tax assets	49,074
Materials and supplies	7,325
Other current assets	14,815
Total current assets	270,560
Property and equipment, net	1,588,612
Intangible assets	446,327
Goodwill	474,115
Other assets	116
Total assets	$2,779,730
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,600
Due to Genesee and Wyoming Inc.	2,376
Accounts payable and accrued expenses	132,741
Total current liabilities	136,717
Long-term debt, less current portion	10,410
Deferred income taxes	551,856
Other liabilities	19,618
Total liabilities	718,601
Commitments and contingencies	—
Equity:
Common stock, $0.01 par value, 1,000 shares authorized; 10 shares issued and outstanding at December 28, 2012	—
Additional paid in capital	2,041,782
Retained earnings	15,806
Accumulated other comprehensive loss	(1,984)
Total stockholder's equity	2,055,604
Noncontrolling interest	5,525
Total equity	2,061,129
Total liabilities and equity	$2,779,730
The accompanying notes are an integral part of these consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

For the period from October 1, 2012 (Acquisition) to December 28, 2012
(In thousands)
Operating revenue	$151,065
Operating expenses:
Labor and benefits	48,607
Equipment rents	9,518
Purchased services	10,493
Diesel fuel	14,205
Casualties and insurance	5,645
Materials	6,804
Joint facilities	2,832
Other expenses	12,548
Depreciation and amortization	14,276
Total operating expenses	124,928
Operating income	26,137
Interest expense	(90)
Other income	9
Income before income taxes	26,056
Provision for income taxes	10,250
Net income	15,806
Less: Net income attributable to noncontrolling interest	—
Net income attributable to the Company	$15,806
The accompanying notes are an integral part of these consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

For the period from October 1, 2012 (Acquisition) to December 28, 2012
(In thousands)
Net income	$15,806
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,150)
Actuarial gain associated with pension and postretirement benefit plans, net of tax provision of $53	166
Other comprehensive loss	(1,984)
Comprehensive income	13,822
Less: comprehensive income attributable to noncontrolling interest	—
Comprehensive income attributable to the Company	$13,822
The accompanying notes are an integral part of these consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the period from October 1, 2012 (Acquisition) to December 28, 2012

	Stockholder's Equity
	Number of Shares Issued	Par Value Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Income (Loss)	Total Stockholder's Equity	Non Controlling Interest	Total Equity
	(In thousands)
Balance, October 1, 2012 (Acquisition)	—	$—	$2,041,782	$—	$—	$2,041,782	$5,525	$2,047,307
Net lncome	—	—	—	15,806	—	15,806	—	15,806
Cumulative translation adjustments	—	—	—	—	(2,150)	(2,150)	—	(2,150)
Actuarial gain associated with pension and postretirement benefit plans, net	—	—	—	—	166	166	—	166
Total comprehensive income (loss)	—	—	—	15,806	(1,984)	13,822	—	13,822
Balance, December 28, 2012	—	$—	$2,041,782	$15,806	$(1,984)	$2,055,604	$5,525	$2,061,129
The accompanying notes are an integral part of these consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from October 1, 2012 (Acquisition) to December 28, 2012
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,276
Equity compensation costs	2,816
Deferred income taxes and other	10,389
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,368
Other current assets	(658)
Accounts payable and accrued expenses	(12,023)
Other assets and liabilities	(2,077)
Net cash provided by operating activities	$41,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,442)
Government grant reimbursement	174
Proceeds from sale of assets	313
Acquisitions, net of cash acquired	151
Net cash used in investing activities	(19,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(144)
Net cash used in financing activities	(144)
Effect of exchange rates on cash and cash equivalents	(129)
Net increase in cash and cash equivalents	21,820
Cash and cash equivalents, beginning of period	86,102
Cash and cash equivalents, end of period	$107,922
The accompanying notes are an integral part of these consolidated financial statements.

RAILAMERICA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION
RailAmerica, Inc. (“RailAmerica” or the “Company”) is a leading owner and operator of short line freight railroads in North America, operating a portfolio of 45 individual railroads with approximately 7,100 miles of track in 28 states and three Canadian provinces. The Company's principal operations consist of rail freight transportation and ancillary rail services.
On July 23, 2012, the Company and Genesee & Wyoming Inc. (G&W) jointly announced that they entered into an agreement under which G&W would acquire 100% of the Company ("the Acquisition") for an all cash purchase price of $27.50 per share plus the assumption of the Company's outstanding term loan, revolving credit facility and share-based award liabilities (see Note 2). On October 1, 2012, G&W completed its previously announced acquisition of the Company. Immediately following consummation of the acquisition, G&W transferred the stock of the Company to a voting trustee to hold such shares of stock in an irrevocable independent voting trust while the United States Surface Transportation Board (STB) considered G&W's application to control the Company's railroads. Accordingly, G&W accounted for the earnings of the Company using the equity method of accounting while the shares were held in the voting trust and G&W's initial allocation of the purchase price to RailAmerica's acquired assets and assumed liabilities was included in the Company's consolidated balance sheet at December 28, 2012.
The STB approved G&W's application to control the Company's railroads with an effective date of December 28, 2012, on which date the voting trust was dissolved.
BASIS OF PRESENTATION
In accordance with Rule 3-09 of Regulation S-X, full financial statements of significant equity investments are required to be presented in the annual report of the investor. For purposes of S-X 3-09, the investee's separate annual financial statements should only include the period of the fiscal year in which it was accounted for by the equity method by the investor. Accordingly, the accompanying consolidated financial statements have been prepared for the period from October 1, 2012 (date of acquisition) to December 28, 2012, the period of equity accounting by the investor (the "period”).
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of RailAmerica, all of its wholly-owned subsidiaries and consolidated subsidiaries in which RailAmerica has a controlling interest. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U. S. GAAP) as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification). All intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interest is the portion of equity, in a subsidiary or consolidated entity, not attributable, directly or indirectly to the Company. Such noncontrolling interests are reported on the Consolidated Balance Sheet within equity, but separately from stockholder's equity. On the Consolidated Statement of Operations, all of the revenues and expenses from less-than-wholly-owned consolidated subsidiaries are reported in net income, including both the amounts attributable to the Company and noncontrolling interest. The amounts of consolidated net income attributable to the Company and to the noncontrolling interests (if any) are identified on the accompanying Consolidated Statement of Operations and Comprehensive Income.

MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with U.S. GAAP requires management to use judgment and to make estimates and assumptions that affect reported assets, liabilities, revenues and expenses during the reporting period. Significant estimates using management judgment are made in the areas of purchase price allocation, recoverability and useful life of assets, as well as liabilities for casualty claims and income taxes. Actual results could differ from those estimates.
RISKS AND UNCERTAINTIES
While the global economy has recovered in recent years from the significant downturn in late 2008 and throughout 2009 that included widespread recessionary conditions, high levels of unemployment, significant distress of global financial institutions, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, the overall rate of global recovery experienced during 2010, 2011 and 2012 has been uneven and uncertainty remains over the stability of the recovery. There can be no assurance that any of the recent economic improvements will be broad-based and sustainable or that they will enhance conditions in markets relevant to the Company. In addition, it is difficult to determine how the general macroeconomic and business conditions will impact the Company's customers, suppliers and business in general. The Company is required to assess for potential impairment of non-current assets whenever events or changes in circumstances, including economic circumstances, indicate that the respective asset's carrying amount may not be recoverable. A decline in current macroeconomic or financial conditions could have a material adverse effect on the Company's operating results, financial condition and liquidity.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents as reported in the accompanying consolidated balance sheet consists of amounts held by the Company that are available for general corporate purposes. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in demand deposit accounts, which at times may exceed insurance limits.

Supplemental disclosure of cash flow information for the period follows (in thousands):

For the period from October 1, 2012 (Acquisition) to December 28, 2012
Non-cash transactions:
Capital expenditures included in accounts payable	$1,507
Cash paid for income taxes	$1,638
Cash paid for interest	$23
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
Accounts receivable are recorded at the invoiced amount and do not bear interest. Allowances for doubtful accounts are recorded by management based upon the Company's analysis of accounts receivable aging and specific identification of customers in financial distress (e.g., bankruptcy or poor payment record). Management reviews material past due balances on a monthly basis. Account balances are charged off against the allowance when management determines it is probable that the receivable will not be recovered.
MATERIALS AND SUPPLIES
Materials and supplies consist of purchased items for improvement and maintenance of road property and equipment and are stated at the lower of average cost or market. Materials and supplies are charged to operations using the average cost method.

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost. Major renewals or improvements to property and equipment are capitalized, while routine maintenance and repairs are expensed when incurred. The Company incurs maintenance and repair expenses to keep its operations safe and fit for existing purposes. Major renewals or improvements are undertaken to extend the useful life or increase the functionality of the asset, or both. Other than a de minimis threshold under which costs are expensed as incurred, the Company does not apply pre-defined capitalization thresholds when assessing spending for classification among capital or expense.
Unlike the Class I railroads that operate over extensive contiguous rail networks, the Company's short line railroads are geographically disparate businesses that transport freight over relatively short distances. As a result, the Company typically incurs minimal spending on self-constructed assets and, instead, the vast majority of its capital spending relates to purchased assets installed by professional contractors. In addition, the Company generally does not incur significant rail grinding or ballast cleaning expenses. However, if and when such costs are incurred, they are expensed.
Depreciation is provided on the straight-line method over the useful lives of the property and equipment. The following table sets forth the estimated useful lives of the Company's major classes of property and equipment:

	Estimated Useful Life
Property:	Minimum	Maximum
Buildings and leasehold improvements (subject to term of lease)	3	30
Bridges/tunnels/culverts	20	50
Track property	5	50

Equipment:
Computer equipment	2	7
Locomotives and rail cars	5	30
Vehicles and mobile equipment	5	10
Signals and crossing equipment	10	30
Track equipment	5	10
Other equipment	3	20
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
Gains or losses on sales, including sales of assets removed during track and equipment upgrade projects, or losses incurred through other dispositions, such as unanticipated retirement or destruction, are credited or charged to net (gain)/loss on sale and impairment of assets within operating expenses. Gains are recorded when realized if the sale value exceeds the remaining carrying value of the respective property and equipment. If the estimated salvage value is less than the remaining carrying value, the Company records the loss incurred equal to the respective asset's carrying value less salvage value. There were no material losses incurred through other dispositions from unanticipated or unusual events during the period.

GOODWILL
The Company reviews the carrying values of goodwill at least annually to assess impairment since these assets are not amortized. The Company performs its annual impairment review as of November 30 of each year. No impairment was recognized during the period. Additionally, the Company reviews the carrying value of goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The determination of fair value involves significant management judgment. Impairments are expensed when incurred.
For goodwill, a two-step impairment model is used. The first step compares the fair value of a respective reporting unit with its carrying amount, including goodwill. The estimate of fair value of the respective reporting unit is based on the best information available as of the date of assessment, which primarily incorporates certain factors including the Company's assumptions about operating results, business plans, income projections, anticipated future cash flows and market data. Second, if the fair value of the reporting unit is less than the carrying amount, goodwill would be considered impaired. The second step measures the goodwill impairment as the excess of recorded goodwill over its implied fair value.
AMORTIZABLE INTANGIBLE ASSETS
The Company is required to perform an impairment test on amortizable intangible assets when specific impairment indicators are present. The Company has amortizable intangible assets valued primarily as customer contracts and relationships and track access agreements. These intangible assets are generally amortized on a straight-line basis over the expected economic longevity of the facility served, customer relationship, or the length of the contract or agreement including expected renewals.
DERAILMENT AND PROPERTY DAMAGES, PERSONAL INJURIES AND THIRD-PARTY CLAIMS
The Company maintains property and liability insurance coverage to mitigate the financial risk of providing rail and rail-related services. The Company's primary liability policies have self-insured retentions of up to $1.0 million per occurrence as of December 28, 2012, and prior self-insured retentions have been as high as $4.0 million per occurrence. With respect to the transportation of hazardous commodities, the liability policy covers sudden releases of hazardous materials, including expenses related to evacuation, as a result of a railroad accident. Personal injuries associated with grade crossing accidents are also covered under the Company's liability policies. Accruals for Federal Employment Liability Act (FELA) claims by the Company's railroad employees and third-party personal injury or other claims are recorded in the period when such claims are determined to be probable and estimable. These estimates are updated in future periods as information develops. The Company's property damage policies have various self-insured retentions, which vary based on type and location of the incident, of up to $1.5 million per occurrence.
INCOME TAXES
The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also established for the future tax benefits of loss and credit carryovers. The asset and liability approach of accounting for deferred income taxes requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
REVENUE RECOGNITION
Railroad revenues are estimated and recognized as shipments initially move onto the Company's tracks, which, due to the relatively short duration of haul, is not materially different from the recognition of revenues as shipments progress. Industrial switching and other service revenues are recognized as such services are provided.

FOREIGN CURRENCY TRANSLATION
The financial statements and transactions of the Company's foreign operations are maintained in their local currency, which is their functional currency. Where local currencies are used, assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Translation adjustments, which result from the process of translating the financial statements into U.S. dollars, are accumulated in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income in stockholder's equity. Revenue and expenses are translated at the average exchange rate for each period. Gains and losses from foreign currency transactions are included in net income.
ACCOUNTING STANDARDS NOT YET EFFECTIVE
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balance by component and significant items reclassified out of accumulated other comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and is to be applied prospectively. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and the interim periods within those annual periods, and should be applied retrospectively for all comparative periods presented. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
2.   ACQUISITIONS
G&W Acquisition of RailAmerica
As described in Note 1, Summary of Significant Accounting Policies, on July 23, 2012, the Company and G&W jointly announced that they entered into an agreement under which G&W would acquire 100% of the Company for an all cash purchase price of $27.50 per share, or approximately $1.4 billion. In addition, G&W repaid all of the outstanding debt of the Company. The total value of the transaction, including the cash payments to stockholders, refinancing of the existing debt, and value of pre-acquisition share-based awards, was approximately $2.0 billion.
The following table details the payments made for the Acquisition (in thousands) except per share amounts:

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,185
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,197
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782

In accordance with Business Combinations Topic, ASC 805, the Acquisition was accounted for under the purchase method of accounting. Under this method of accounting, assets acquired and liabilities assumed were recorded on the Company's balance sheet at their estimated fair value. As a result of the Acquisition and the consideration paid, goodwill was initially recorded on the Consolidated Balance Sheet of the Company. Of this amount, only approximately $25 million will be deductible for tax purposes. The final allocation of fair value to RailAmerica's assets and liabilities is subject to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities. The preliminary fair values assigned to the acquired net assets of RailAmerica were as follows (in thousands):

Cash	$86,102
Accounts receivable	104,839
Deferred tax assets	49,074
Materials and supplies	6,406
Other current assets	15,146
Total current assets	261,567
Property and equipment	1,579,321
Goodwill	474,115
Intangible assets	451,100
Other assets	116
Total assets acquired	2,766,219
Current maturities of long-term debt	1,585
Accounts payable and accrued expenses	143,790
Total current liabilities	145,375
Long-term debt, less current maturities	10,573
Deferred income tax	542,210
Other long-term liabilities	20,754
Total liabilities assumed	718,912
Noncontrolling interest	5,525
Purchase price	$2,041,782
The Company incurred approximately $3.5 million of after-tax acquisition/integration costs in connection with the sale of RailAmerica which were expensed during the period.
Definite-lived intangible assets were assigned the following amounts and weighted average amortization periods (dollars in thousands):

	Value Assigned	Weighted Average Life (Years)
Customer contracts and relationships	$92,600	39
Track access agreements	$358,500	44

3.  STOCK-BASED COMPENSATION
As required under the RailAmerica acquisition agreement, on October 1, 2012, G&W converted approximately 432,000 RailAmerica restricted stock awards and 775,000 RailAmerica restricted stock units into approximately 180,000 and 322,000 G&W restricted stock awards and restricted stock units, respectively, at a ratio of 0.415 based upon G&W's average 10-day closing stock price prior to the acquisition closing date of $66.26 per share and the merger consideration of $27.50 per share. As a result of the proportional vesting of the awards at the time of acquisition, the total consideration of the transaction included $9.4 million associated with these awards.
The Company recorded $2.8 million of stock compensation expense during the period.
4.  OTHER BALANCE SHEET DATA
Accounts payable and accrued expenses consisted of the following as of December 28, 2012 (in thousands):

2012
Accounts payable	$108,076
Accrued bonus	7,079
Other accrued liabilities	17,586
$132,741
5. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 28, 2012 (in thousands):

2012
Land	$406,743
Buildings and improvements	12,272
Railroad track and improvements	1,096,767
Locomotives, transportation and other equipment	81,952
1,597,734
Construction in progress	1,037
Less: accumulated depreciation	(10,159)
$1,588,612
Depreciation expense for the period was $10.1 million.
6.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill includes the excess of the purchase price over the fair value of the net tangible and intangible assets associated with the acquisition of RailAmerica by G&W in October 2012.

The table below reflects the change in the carrying amount of goodwill for the period (in thousands):

2012
Balance at October 1, 2012	$474,115
Change during period	—
Balance at December 28, 2012	$474,115
Definite-Lived Intangible Assets
The following table provides the gross and net carrying amounts for each major class of intangible assets (in thousands):

	December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Life (Years)
Amortizable intangible assets:
Customer contracts and relationships	$92,600	$(587)	$92,013	39
Track access agreements	357,844	(3,530)	354,314	44
Total intangible assets	$450,444	$(4,117)	$446,327
Amortization expense for the period was $4.1 million.
The following table sets forth the amortization expense over the next five years (in thousands):

2013	$16,606
2014	16,606
2015	16,606
2016	16,606
2017	16,606
Thereafter	363,297
$446,327
7. LONG-TERM DEBT AND LEASES
Long-term debt consists of the following as of December 28, 2012 (in thousands):

December 28, 2012
Other long-term debt (1)	$10,157
State loans (Interest rates 3% to 10%, maturity dates 2016 - 2018)	1,853
12,010
Less: current maturities	1,600
Long-term debt, less current portion	$10,410

(1)	Other long term debt primarily consists of debt from a previous acquisition associated with the construction of certain transload assets.

The aggregate annual maturities of long-term debt are as follows (in thousands):

Total
2013	$1,600
2014	1,618
2015	1,638
2016	1,659
2017	5,202
Thereafter	293
$12,010
Leases
The Company has several operating leases for equipment and locomotives. The Company also operates some of its railroad properties under operating leases. The minimum annual lease commitments at December 28, 2012 are as follows (in thousands):

Operating Leases
2013	$20,445
2014	13,045
2015	7,729
2016	6,050
2017	3,691
Thereafter	14,156
Total minimum lease payments	$65,116
Rental expense under operating leases was approximately $7.6 million during the period.
8.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
At December 28, 2012, accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign Currency Translation Adjustments	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at October 1, 2012 (Acquisition)	$—	$—	$—
Current period other comprehensive (loss) income	(2,150)	166	(1,984)
Balance at December 28, 2012	$(2,150)	$166	$(1,984)
The foreign currency translation adjustments for the period related primarily to the Company's operations with a functional currency in Canadian dollars.

9.  INCOME TAX PROVISION
Income before income taxes for the period consisted of (in thousands):

For the period from October 1, 2012 (Acquisition) to December 28, 2012
Domestic	$25,583
Foreign subsidiaries	473
$26,056
The provision (benefit) for income taxes for the period consisted of (in thousands):

For the period from October 1, 2012 (Acquisition) to December 28, 2012
Federal income taxes:
Current	$—
Deferred	8,787
8,787
State income taxes:
Current	(153)
Deferred	1,457
1,304
Foreign income taxes:
Current	191
Deferred	(32)
159
Total income tax provision	$10,250
The difference between the U.S. federal statutory tax rate and the Company's effective tax rate for the period was primarily attributable to state income taxes.

The components of deferred income tax assets and liabilities as of December 28, 2012 are as follows (in thousands):

2012
Deferred tax assets:
Net operating loss carryforward	$51,478
Alternative minimum tax credit	1,356
General business credit carryovers	94,819
Customer advances	1,864
Accrued expenses	16,172
Other	441
Total deferred tax assets	166,130
Less: valuation allowance	(8,613)
Total deferred tax assets, net	157,517
Deferred tax liabilities:
Property and equipment	(500,319)
Intangibles	(159,980)
Total deferred tax liabilities	(660,299)
Net deferred tax liabilities	$(502,782)
The Company maintains a valuation allowance on net operating losses in jurisdictions for which, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. It is management's belief that it is more likely than not that a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance of $8.6 million at December 28, 2012.
The following table summarizes the net operating loss carryforwards by jurisdiction as of December 28, 2012 (in thousands):

	Amount	Period
U.S. — Federal	$117,314	2021 - 2031
U.S. — State	334,471	2013 - 2032
Canada	505	2014 - 2032
The following table summarizes credits available to the Company in the U.S. as of December 28, 2012 (in thousands):

	Amount	Expiration Period
Track maintenance credit	$94,742	2025 - 2028
Alternative minimum tax credit	1,356	indefinite
GO Zone tax credit	77	2026
Total credits	$96,175
The Company's net operating loss carryforwards and general business credits for federal and state income tax purposes are limited by Internal Revenue Code Section 382 and Internal Revenue Code Section 383, respectively.
United States income taxes have not been provided on $34.6 million of undistributed earnings of international subsidiaries because of the Company's intention to reinvest those earnings indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax positions is as follows (in thousands):

Balance at October 1, 2012	$3,370
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements with taxing authorities	—
Lapse of statute of limitations	(215)
Balance at December 28, 2012	$3,155
At December 28, 2012, the Company's liability for uncertain tax positions was $3.2 million, $3.2 million of which would reduce its effective tax rate if recognized. The Company does not anticipate the liability for uncertain tax positions will change over the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax positions in its provision for income taxes. During the period, the Company did not recognize any accrued interest or penalties. Additionally, the Company did not have any accrued interest or penalties as of December 28, 2012.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, the Company or one of its subsidiaries is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by authorities for years before 2001.
10.  PENSION AND OTHER BENEFIT PROGRAMS
Canadian Employees
The Company maintains a pension plan for a majority of its Canadian railroad employees, with both defined benefit and defined contribution components.
DEFINED CONTRIBUTION COMPONENT - The defined contribution component applies to a majority of the Company's Canadian railroad employees that are not covered by the defined benefit component. The Company contributes 3% of a participating employee's salary to the plan. Pension expense for the period for the defined contribution members was $0.1 million.
DEFINED BENEFIT COMPONENT - The defined benefit component applies to approximately 60 employees who transferred employment directly from Canadian Pacific Railway (“CP”) to a subsidiary of the Company. The defined benefit portion of the plan is a mirror plan of CP's defined benefit plan. The employees that transferred and joined the mirror plan were entitled to transfer or buy back prior years of service. As part of the arrangement, CP transferred to the Company the appropriate value of each employee's pension entitlement.
The assumed discount rate included below is based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period up to maturity of the pension benefits. A rate of 4.0% was used as of December 28, 2012 to determine the benefit obligation. The assumed return on investments is management's best estimate assumption. The basis for the assumed return on investments is the expected long term return of the benchmark portfolio of 30% Canadian equity, 15% US equity, 15% international equity and 40% fixed income.
U.S. Employees
The Company maintains a contributory profit sharing plan as defined under Section 401(k) of the Internal Revenue Code. The Company makes contributions to this plan at a rate of 50% of the employees' contribution up to $2,500 for Railroad Retirement employees and $5,000 for employees covered under the Federal Insurance Contributions Act. An employee becomes 100% vested with respect to the employer contributions after completing four years of service. Employer contributions during the period were approximately $0.4 million.

The Company maintains a pension and post retirement benefit plan for 43 employees who transferred employment directly from Alcoa, Inc. ("Alcoa") to RailAmerica. The defined benefit portion of the plan is a mirror plan of Alcoa's Retirement Plan II, Rule IIE defined benefit plan ("Alcoa Pension Plan"). The accrued benefits earned under the Alcoa Pension Plan as of October 1, 2005 are an offset to the RailAmerica plan. No assets were transferred as part of the arrangement. However, the Company assumed accrued post retirement benefits of $2.6 million as part of the Alcoa Railroad acquisition in 2005.
The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the defined benefit plans for the period (in thousands):

	Canadian	U.S.	Total
	2012	2012	2012
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at October 1, 2012 (Acquisition)	$15,592	$1,693	$17,285
Service cost	44	16	60
Interest cost	158	15	173
Plan participants’ contributions	18	—	18
Actuarial gain	(266)	(25)	(291)
Benefits paid	(80)	(23)	(103)
Foreign currency exchange rate changes	(177)	—	(177)
Benefit obligation at end of period	$15,289	$1,676	$16,965
CHANGE IN PLAN ASSETS
Fair value of plan assets at October 1, 2012 (Acquisition)	$10,522	$835	$11,357
Actual return on plan assets	212	(2)	210
Employer contribution	1,576	22	1,598
Plan participants’ contributions	18	—	18
Benefits paid	(80)	(22)	(102)
Foreign currency exchange rate changes	(127)	—	(127)
Fair value of plan assets at end of period	$12,121	$833	$12,954
Funded status — accrued benefit cost	$(3,168)	$(843)	$(4,011)
ASSUMPTIONS
Discount rate	4.00%	3.65%	N/A
Expected return on plan assets	6.50%	6.00%	N/A
Rate of compensation increase	3.25%	4.56%	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$44	$16	$60
Interest cost	158	15	173
Expected return on plan assets	(171)	(13)	(184)
Amortization of prior service cost	3	—	3
Amortization of net actuarial loss	6,715	—	6,715
Net periodic pension cost	$6,749	$18	$6,767

	(In thousands)
	Canadian	U.S.	Total
Expected Employer Contribution in 2013	$153	$104	$257
Expected Employee Contribution in 2013	69	—	69
Expected Benefit Payments in:
2013	$325	$72	$397
2014	373	85	458
2015	420	91	511
2016	477	93	570
2017	547	104	651
2018-2021	3,583	516	4,099

	(In thousands)
Accumulated Other Comprehensive Income	Canadian	U.S.	Total
Balance October 1, 2012 (Acquisition)	$—	$—	$—
Actuarial gain in period	266	11	277
Total	266	11	277
Balance at December 28, 2012	$266	$11	$277

Unamortized actuarial gain	266	11	277
Balance at December 28, 2012	266	11	277
Deferred tax	72	4	76
Balance at December 28, 2012, net of tax	$194	$7	$201
Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next year are $0.0 million.
Plan Assets (Market Value) for the year ended December 28, 2012 for the Canadian defined benefit pension benefit plan were as follows:

	December 28, 2012	Target Allocation 2013
Integra Strategic Allocated Pool Fund	100.00%	100.00%
Fund holdings by class:
a) Equity securities	57.70%	60.00%
b) Debt securities	42.30%	40.00%
c) Other (including cash)	—%	—%
Total	100.00%	100.00%
Expected long-term rate of return on assets	6.50%
Expected rate of return on equity securities	7.50%
Expected rate of return on debt securities	5.50%
Plan assets relative to the U.S. pension plan were 100% allocated to cash at December 28, 2012.

The overall objective of the defined benefit portion of the Canadian plan is to fund its liabilities by maximizing the long term rate of return through investments in a portfolio of money market instruments, bonds, and preferred and common equity securities while being mindful of the yield, marketability and diversification of the investments. All assets are currently invested in readily marketable investments to provide sufficient liquidity. Investments are not permitted in derivative securities or in any asset class not listed below without the written approval of the Company.
The primary investment objective of the Canadian plan is to achieve a rate of return that exceeds the Consumer Price Index by 4.0% over rolling four-year periods. The secondary investment objectives of the plan are to achieve a rate of return that exceeds the benchmark portfolio by 0.7% before fees over rolling four-year periods and to rank above the median manager in comparable funds over rolling four-year periods.
The initial limits of the proportion of the market value of the portfolio that may be invested in the following classes of securities are:

	Policy	Minimum	Maximum
Asset Mix Limits:	Mix	Limit	Limit
Canadian Equity	30.00%	20.00%	40.00%
U.S. Equity	15.00%	5.00%	20.00%
International Equity	15.00%	5.00%	20.00%
Real Estate	—%	—%	10.00%
Total Equity	60.00%	25.00%	70.00%
Bonds	40.00%	30.00%	75.00%
Mortgages	—%	—%	10.00%
Short Term	—%	—%	20.00%
Total Fixed Income	40.00%	30.00%	75.00%

The following chart summarizes the benefit obligations, assets, funded status and rate assumptions associated with the Alcoa post retirement benefit obligation for the period (in thousands):

For the period from October 1, 2012 (Acquisition) to December 28, 2012
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period	$3,343
Service cost	10
Interest cost	29
Actuarial gain	59
Benefits paid	(23)
Benefit obligation at end of period	$3,418
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period	$—
Employer direct benefit payments	23
Direct benefit payments	(23)
Fair value of plan assets at end of period	$—
Funded status — (accrued) benefit cost	$(3,418)
ASSUMPTIONS
Discount rate	3.65%
Current year health care cost trend rate (ultimate rate reached in 2006)	N/A
COMPONENTS OF NET PERIODIC BENEFIT COST IN PERIOD
Service cost	$10
Interest cost	29
Amortization of net actuarial gain	—
Net periodic benefit cost	$39

Accumulated Other Comprehensive Income	December 28, 2012
Balance October 1, 2012 (Acquisition)	$—
Actuarial loss in period	(59)
Balance at December 28 ,2012	(59)

Unamortized actuarial loss	(59)
Balance at December 28, 2012	(59)
Deferred tax	24
Balance at December 28, 2012, net of tax	$(35)

Estimated Future Benefit Payments
(In thousands)
2013	$179
2014	194
2015	199
2016	206
2017	229
2018 - 2022	1,178
11.  COMMITMENTS AND CONTINGENCIES
In connection with G&W's acquisition of RailAmerica, five putative stockholder class action lawsuits were filed in 2012, three in the Court of Chancery of the State of Delaware (Delaware Court) and two in the Circuit Court of the Fourth Judicial Circuit for Duval County, Florida, Civil Division (Florida Circuit Court), against RailAmerica, the RailAmerica directors and G&W.
The two lawsuits filed in the Florida Circuit Court alleged, among other things, that the RailAmerica directors breached their fiduciary duties in connection with their decision to sell RailAmerica to G&W via an allegedly flawed process and failed to obtain the best financial and other terms and that RailAmerica and G&W aided and abetted those alleged breaches of duty. The complaints requested, among other relief, an order to enjoin consummation of the merger and attorneys' fees. On July 31, 2012, plaintiffs in the Florida actions filed a motion to consolidate the two Florida actions, appoint plaintiffs Langan and Sambuco as lead plaintiffs and appoint lead counsel in the proposed consolidated action. Plaintiffs in the Florida actions also filed an emergency motion for expedited proceedings on August 7, 2012 and an amended complaint on August 8, 2012, which included allegations that the information statement filed by RailAmerica on August 3, 2012, omitted material information about the proposed merger. On August 17, 2012, the parties in the Florida actions submitted a stipulation for expedited proceedings, which the Florida Circuit Court ordered on August 20, 2012.
The three lawsuits filed in Delaware Court named the same defendants, alleged substantially similar claims, and sought similar relief as the Florida actions. The parties to the Delaware actions submitted orders of dismissal in November 2012, which the Delaware Court has granted.
On December 7, 2012, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company and the other parties to the Florida actions executed a Stipulation and Agreement of Compromise, Settlement and Release to settle all related claims. The settlement is not material and is subject to, among other things, final approval by the Florida Circuit Court. On January 28, 2013, the Florida Circuit Court gave preliminary approval of the settlement and scheduled a hearing on final approval of the settlement for May 15, 2013.
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
12. RELATED PARTY TRANSACTIONS
The Company's wholly-owned subsidiary, Atlas Construction Services, provides certain engineering and construction services to G&W. During the period, the Company recorded revenues of $2.4 million, operating income of $0.4 million and net income of $0.2 million related to these services.

13. SUBSEQUENT EVENTS
Management evaluated the activity of the Company through March 1, 2013, the date the financial statements were issued, and concluded that no additional subsequent events have occurred that would require disclosure in the Notes to the Consolidated Financial Statements.