Form 10-Q
period 2013-03-31
GENESEE & WYOMING INC
filed 2013-05-09
CIK 1012620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

20 West Avenue, Darien, Connecticut 06820
(Address of principal executive offices)(Zip Code)
(203) 202-8900
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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO
Shares of common stock outstanding as of the close of business on April 30, 2013:

Class	Number of Shares Outstanding
Class A Common Stock	51,525,941
Class B Common Stock	1,720,839

Forward-Looking Statements
This report and other documents referred to in this report contain forward-looking statements regarding future events and the future performance of Genesee & Wyoming Inc. that are based on current expectations, estimates and projections about our industry, our business and our performance, management's beliefs, and assumptions made by management. Words such as “anticipates,” “intends,” “plans,” “believes,” “should,” “seeks,” “expects,” “estimates,” “trends,” “outlook,” variations of these words and similar expressions are intended to identify these forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including the following risks applicable to all of our operations: risks related to the acquisition and integration of railroads; economic and competitive uncertainties and contingencies and third-party approvals; economic, political and industry conditions (including employee strikes or work stoppages); customer demand and changes in our operations, retention and contract continuation; legislative and regulatory developments, including changes in environmental and other laws and regulations to which we are subject; increased competition in relevant markets; funding needs and financing sources, including our ability to obtain government funding for capital projects; international complexities of operations, currency fluctuations, finance, tax and decentralized management; challenges of managing rapid growth including retention and development of senior leadership; unpredictability of fuel costs; susceptibility to various legal claims and lawsuits; increase in, or volatility associated with expenses associated with estimated claims, self-insured retention amounts and insurance coverage limits; consummation of new business opportunities; exposure to the credit risk of customers or counterparties; severe weather conditions and other natural occurrences, which could result in shutdowns, derailments or other substantial disruption of operations; susceptibility to the risks of doing business in foreign countries; our success integrating the RailAmerica railroads into our operations and our ability to achieve the expected synergies as a result of the merger; and others including, but not limited to, those set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, and those noted in our 2012 Annual Report on Form 10-K under “Risk Factors.” Therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Forward-looking statements speak only as of the date of this report or as of the date they were made. We undertake no obligation to update the current expectations or forward-looking statements contained in this report.

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.
GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 and DECEMBER 31, 2012 (Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,336	$64,772
Accounts receivable, net	263,529	262,949
Materials and supplies	35,793	32,389
Prepaid expenses and other	35,680	33,586
Deferred income tax assets, net	64,046	71,556
Total current assets	428,384	465,252
PROPERTY AND EQUIPMENT, net	3,399,604	3,396,295
GOODWILL	637,006	634,953
INTANGIBLE ASSETS, net	662,664	670,206
DEFERRED INCOME TAX ASSETS, net	2,676	2,396
OTHER ASSETS, net	62,722	57,013
Total assets	$5,193,056	$5,226,115
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$86,384	$87,569
Accounts payable	215,810	232,121
Accrued expenses	92,613	93,971
Deferred income tax liabilities, net	1,771	3,083
Total current liabilities	396,578	416,744
LONG-TERM DEBT, less current portion	1,705,891	1,770,566
DEFERRED INCOME TAX LIABILITIES, net	823,765	862,734
DEFERRED ITEMS - grants from outside parties	230,038	228,579
OTHER LONG-TERM LIABILITIES	46,427	47,506
COMMITMENTS AND CONTINGENCIES	—	—
SERIES A-1 PREFERRED STOCK	—	399,524
EQUITY:
Class A common stock, $0.01 par value, one vote per share; 180,000,000 shares authorized at March 31, 2013 and December 31, 2012; 64,129,791 and 57,882,442 shares issued and 51,522,207 and 45,359,083 shares outstanding (net of 12,607,584 and 12,523,359 shares in treasury) on March 31, 2013 and December 31, 2012, respectively	641	579
Class B common stock, $0.01 par value, ten votes per share; 30,000,000 shares authorized at March 31, 2013 and December 31, 2012; 1,720,839 and 1,728,952 shares issued and outstanding on March 31, 2013 and December 31, 2012, respectively	17	17
Additional paid-in capital	1,283,901	866,609
Retained earnings	870,151	789,727
Accumulated other comprehensive income	46,460	47,271
Treasury stock, at cost	(216,503)	(209,266)
Total Genesee & Wyoming Inc. stockholders’ equity	1,984,667	1,494,937
Noncontrolling interest	5,690	5,525
Total equity	1,990,357	1,500,462
Total liabilities and equity	$5,193,056	$5,226,115
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
OPERATING REVENUES	$375,208	$207,436
OPERATING EXPENSES:
Labor and benefits	109,306	65,757
Equipment rents	18,708	9,817
Purchased services	28,996	18,037
Depreciation and amortization	34,223	17,633
Diesel fuel used in operations	39,185	21,998
Diesel fuel sold to third parties	258	4,990
Casualties and insurance	7,951	5,547
Materials	19,329	6,107
Net gain on sale of assets	(1,707)	(1,230)
Other expenses	29,992	17,466
RailAmerica integration costs	12,767	—
Total operating expenses	299,008	166,122
INCOME FROM OPERATIONS	76,200	41,314
Interest income	1,043	867
Interest expense	(20,120)	(8,616)
Other income, net	682	984
Income from continuing operations before income taxes	57,805	34,549
Benefit from/(provision for) income taxes	24,932	(12,305)
Income from continuing operations, net of tax	82,737	22,244
Loss from discontinued operations, net of tax	(9)	(3)
Net income	82,728	22,241
Less: Net income attributable to noncontrolling interest	165	—
Series A-1 Preferred Stock dividend	2,139	—
Net income available to common stockholders	$80,424	$22,241
Basic earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic earnings per common share from continuing operations	$1.57	$0.55
Basic loss per common share from discontinued operations	—	—
Basic earnings per common share	$1.57	$0.55
Weighted average shares - basic	51,332	40,360
Diluted earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Diluted earnings per common share from continuing operations	$1.46	$0.52
Diluted loss per common share from discontinued operations	—	—
Diluted earnings per common share	$1.46	$0.52
Weighted average shares - diluted	56,496	43,081
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$82,728	$22,241
OTHER COMPREHENSIVE (LOSS)/INCOME:
Foreign currency translation adjustment	(5,346)	6,246
Net unrealized gain on qualifying cash flow hedges, net of tax provision of ($2,251) and ($253), respectively	4,437	446
Changes in pension and other postretirement benefits, net of tax (provision)/benefit of ($56) and $232, respectively	98	(409)
Other comprehensive (loss)/income	(811)	6,283
COMPREHENSIVE INCOME	81,917	28,524
Less: Comprehensive income attributable to noncontrolling interest	165	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO GENESEE & WYOMING INC.	$81,752	$28,524
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,728	$22,241
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	9	3
Depreciation and amortization	34,223	17,633
Compensation cost related to equity awards	7,525	2,290
Excess tax benefit from share-based compensation	(4,252)	(1,746)
Deferred income taxes	(33,872)	9,977
Net gain on sale of assets	(1,707)	(1,230)
Insurance proceeds received	9,315	12,521
Changes in assets and liabilities which provided (used) cash, net of effect of acquisitions:
Accounts receivable, net	(10,274)	(2,526)
Materials and supplies	(3,404)	(1,418)
Prepaid expenses and other	(2,215)	(2,496)
Accounts payable and accrued expenses	(15,383)	(27,491)
Other assets and liabilities, net	747	(9)
Net cash provided by operating activities from continuing operations	63,440	27,749
Net cash used in operating activities from discontinued operations	(9)	(3)
Net cash provided by operating activities	63,431	27,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,908)	(50,318)
Grant proceeds from outside parties	4,355	8,437
Cash paid for acquisitions, net of cash acquired	—	(837)
Proceeds from disposition of property and equipment	2,011	1,626
Net cash used in investing activities from continuing operations	(31,542)	(41,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings, including capital leases	(139,475)	(56,461)
Proceeds from issuance of long-term debt	73,362	64,716
Debt amendment costs	(1,543)	—
Proceeds from employee stock purchases	5,722	6,210
Treasury stock purchases	(6,995)	(1,757)
Dividends paid on Series A-1 Preferred Stock	(2,139)	—
Excess tax benefit from share-based compensation	4,252	1,746
Net cash (used in)/provided by financing activities from continuing operations	(66,816)	14,454
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(509)	361
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(35,436)	1,469
CASH AND CASH EQUIVALENTS, beginning of period	64,772	27,269
CASH AND CASH EQUIVALENTS, end of period	$29,336	$28,738
The accompanying notes are an integral part of these consolidated financial statements.

GENESEE & WYOMING INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION:
The interim consolidated financial statements presented herein include the accounts of Genesee & Wyoming Inc. and its subsidiaries (the Company or Genesee & Wyoming). All references to currency amounts included in this Quarterly Report on Form 10-Q, including the consolidated financial statements, are in United States dollars unless specifically noted otherwise. All significant intercompany transactions and accounts have been eliminated in consolidation. These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not contain all disclosures which would be required in a full set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In the opinion of management, the unaudited financial statements for the three months ended March 31, 2013 and 2012 are presented on a basis consistent with the audited financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods presented. The results of operations for interim periods are not necessarily indicative of results of operations for the full year. The consolidated balance sheet data for 2012 was derived from the audited financial statements in the Company’s 2012 Annual Report on Form 10-K but does not include all disclosures required by U.S. GAAP.
The interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s 2012 Annual Report on Form 10-K.
2. CHANGES IN OPERATIONS:
United States
RailAmerica, Inc.: On October 1, 2012, the Company acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share and, in connection with such acquisition, the Company repaid RailAmerica's term loan and revolving credit facility. The calculation of the total consideration for the RailAmerica acquisition is presented below (dollars in thousands, except per share amount):

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,184
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,198
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782
The Company financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of the Company's and RailAmerica's outstanding debt prior to the acquisition, as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), $475.5 million of gross proceeds from the Company's public offerings of Class A common stock and Tangible Equity Units (TEUs) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 3, Earnings Per Common Share).
The shares of RailAmerica were held in an independent voting trust while the United States Surface Transportation Board (STB) considered the Company's control application, which application was approved with an effective date of December 28, 2012. Accordingly, the Company accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and the Company's preliminary allocation of the purchase price to the acquired assets and assumed liabilities were included in the Company's consolidated balance sheet since December 28, 2012. The final allocation of fair values to RailAmerica's assets and liabilities is subject primarily to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities. The results from RailAmerica's operations are included in the Company’s consolidated statement of operations for the three months ended March 31, 2013 and are included in the Company's North American & European Operations segment.

Headquartered in Jacksonville, Florida with approximately 2,000 employees, RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, the Company's newly formed subsidiary, the Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where the Company's Georgia Southwestern Railroad also has operations. The results from CCH’s operations have been included in the Company’s consolidated statement of operations effective July 1, 2012 and are included in the Company’s North American & European Operations segment.
Australia
Arrium Limited: In July 2012, the Company's subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, in 2012 GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and rail cars, as well as to construct a standard gauge rolling-stock maintenance facility. During the three months ended March 31, 2013, GWA spent A$11.5 million (or $12.0 million at the exchange rate on March 31, 2013) and expects to invest an additional A$9.6 million (or $10.0 million at the exchange rate on March 31, 2013) over the remainder of 2013 to support the increased shipments.
Alice Springs and Cook: In May 2012, GWA entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and GWA agreed to sell AIO certain assets in the township of Cook, South Australia that included its third-party fuel-sales business. GWA completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in September 2012. The Company received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012), or approximately $0.03 per share.
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, the Company announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line (Rail Line) that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of the Company's Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the Rail Line is expected to be completed three to six months thereafter.
Results from Continuing Operations
When comparing the Company's results from continuing operations from one reporting period to another, it is important to consider that the Company has historically experienced fluctuations in revenues and expenses due to changing economic conditions, acquisitions, competitive forces, changes in foreign currency exchange rates, one-time freight moves, fuel price fluctuations, customer plant expansions and shut-downs, sales of property and equipment, derailments and weather-related conditions, such as hurricanes, cyclones, tornadoes, droughts, heavy snowfall, unseasonably warm or cool weather, freezing and flooding. In periods when these events occur, results of operations are not easily comparable from one period to another. Finally, certain of the Company's railroads have commodity shipments that are sensitive to general economic conditions, such as steel products, paper products and lumber and forest products, as well as product specific economic conditions, such as the availability of lower priced alternative sources of power generation (coal). Other shipments are relatively less affected by economic conditions and are more closely affected by other factors, such as inventory levels maintained at customer plants (coal), winter weather (salt and coal) and seasonal rainfall (grain). As a result of these and other factors, the Company's operating results in any reporting period may not be directly comparable to its operating results in other reporting periods.

Pro Forma Financial Results
The following table summarizes the Company's unaudited pro forma operating results for the three months ended March 31, 2012, as if the acquisition of RailAmerica had been consummated as of January 1, 2011. The following pro forma financial results do not include the impact of any potential operating efficiencies, savings from expected synergies, costs to integrate the operations or costs necessary to achieve savings from expected synergies or the impact of derivative instruments that the Company has entered into or may enter into to mitigate interest rate or currency exchange rate risk (dollars in thousands, except per share amounts):

Three Months Ended
March 31, 2012
Operating revenues	$346,975
Net loss attributable to Genesee & Wyoming Inc.	$(18,854)
Less: Series A-1 Preferred Stock dividend	4,375
Net loss available to common stockholders	$(23,229)
Loss per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic loss per common share from continuing operations	$(0.49)
Diluted loss per share from continuing operations	$(0.49)
The unaudited pro forma operating results include the acquisition of RailAmerica adjusted, net of tax, for depreciation and amortization expense resulting from the property and equipment and amortizable intangible assets based on the assignment of preliminary fair values, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to amendments to the Company's prior credit agreement and the elimination of RailAmerica's interest expense related to debt not assumed in the acquisition. The unaudited pro forma financial results for the three months ended March 31, 2012 were based upon the Company's and RailAmerica's historical consolidated statements of operations for the three months ended March 31, 2012. The pro forma results included approximately $55 million (net of tax) of costs incurred by RailAmerica associated with the redemption of senior secured notes in January 2012.

3. EARNINGS PER COMMON SHARE:
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerators:
Amounts attributable to Genesee & Wyoming Inc. common stockholders:
Income from continuing operations, net of tax	$82,572	$22,244
Loss from discontinued operations, net of tax	(9)	(3)
Less: Series A-1 Preferred Stock dividend	2,139	—
Net income available to common stockholders	$80,424	$22,241
Denominators:
Weighted average Class A common shares outstanding - Basic	51,332	40,360
Weighted average Class B common shares outstanding	1,726	2,165
Dilutive effect of employee stock grants	513	556
Dilutive effect of Series A-1 Preferred Stock	2,925	—
Weighted average shares - Diluted	56,496	43,081
Earnings per common share attributable to Genesee & Wyoming Inc. common stockholders:
Basic:
Earnings per common share from continuing operations	$1.57	$0.55
Loss per common share from discontinued operations	—	—
Earnings per common share	$1.57	$0.55
Diluted:
Earnings per common share from continuing operations	$1.46	$0.52
Loss per common share from discontinued operations	—	—
Earnings per common share	$1.46	$0.52
The following total number of Class A common stock issuable under the assumed exercise of stock options computed based on the treasury stock method were excluded from the calculation of diluted earnings per common share, as the effect of including these shares would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Anti-dilutive shares	102	200
The increase in the Company's weighted average basic shares outstanding for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 included 3,791,004 shares as a result of the Company's public offering of Class A common stock and 2,841,650 shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs based on the market price of the Company's Class A common stock at March 31, 2013. In addition, the increase included 3,058,607 weighted average shares from the February 13, 2013 conversion of Series A-1 Preferred Stock into the Company's Class A common stock.

Offerings
On September 19, 2012, the Company completed a public offering of 3,791,004 shares of Class A common stock at $64.75 per share, which included 525,000 shares issued as a result of the underwriters' exercise of their over-allotment option. In addition, the Company also completed a public offering of 2,300,000 TEUs, which included 300,000 TEUs issued as a result of the underwriters' exercise of their over-allotment option, on September 19, 2012 with a stated amount of $100 per unit.
The Company's basic and diluted earnings per share calculations reflect the weighted average shares issuable upon settlement of the prepaid stock purchase contract component of the TEUs. For purposes of determining the number of shares included in the calculation, the Company used the market price of its Class A common stock at the period end date.
Series A-1 Preferred Stock, Converted into Common Stock on February 13, 2013
On October 1, 2012, the Company completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to an Investment Agreement entered into by the Company and Carlyle in conjunction with the Company's announcement on July 23, 2012 of its plan to acquire RailAmerica in order to partially fund the acquisition. On February 13, 2013, the Company converted all of the outstanding Series A-1 Preferred Stock into 5,984,232 shares of the Company's Class A common stock.
Dividends on the Series A-1 Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock were also convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. The Company also had the ability to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of the Company's Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to the Company's stock price on the trading day prior to the announcement of the RailAmerica acquisition. As of February 12, 2013, the closing price of the Company's Class A common stock had exceeded $76.03 for 30 consecutive trading days. As a result, on February 13, 2013, the Company converted the Series A-1 Preferred Stock as described above. On the conversion date, the Company also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. Following the conversion, the Company will not incur the quarterly dividend of approximately $4.4 million that would otherwise have been due on the Series A-1 Preferred Stock.
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
4. ACCOUNTS RECEIVABLE:
Accounts receivable consisted of the following as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable - trade	$230,161	$214,163
Accounts receivable - grants	20,898	25,036
Accounts receivable - insurance claims	15,158	26,443
Total accounts receivable	266,217	265,642
Less: Allowance for doubtful accounts	(2,688)	(2,693)
Accounts receivable, net	$263,529	$262,949

5. DERIVATIVE FINANCIAL INSTRUMENTS:
The Company actively monitors its exposure to interest rate and foreign currency exchange rate risks and uses derivative financial instruments to manage the impact of certain of these risks. The Company uses derivatives only for purposes of managing risk associated with underlying exposures. The Company does not trade or use instruments with the objective of earning financial gains on the interest rate or exchange rate fluctuations alone, nor does the Company use derivative instruments where it does not have underlying exposures. Complex instruments involving leverage or multipliers are not used. The Company manages its hedging position and monitors the credit ratings of counterparties and does not anticipate losses due to counterparty nonperformance. Management believes its use of derivative instruments to manage risk is in the Company's best interest. However, the Company's use of derivative financial instruments may result in short-term gains or losses and increased earnings volatility. The Company's instruments are recorded in the consolidated balance sheets at fair value in prepaid expenses and other, other assets, net, accrued expenses or other long-term liabilities.
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
Interest Rate Risk Management
The Company uses interest rate swap agreements to manage its exposure to changes in interest rates of the Company's variable rate debt. These swap agreements are recorded in the consolidated balance sheets at fair value. Changes in the fair value of the swap agreements are recorded in net income or other comprehensive income/(loss), based on whether the agreements are designated as part of a hedge transaction and whether the agreements are effective in offsetting the change in the value of the future interest payments attributable to the underlying portion of the Company's variable rate debt. Interest payments accrued each reporting period for these interest rate swaps are recognized in interest expense. The Company formally documents its hedge relationships, including identifying the hedge instruments and hedged items, as well as its risk management objectives and strategies for entering into the hedge transaction.

The following table summarizes the terms of the Company's outstanding interest rate swap agreements entered into to manage the Company's exposure to changes in interest rates on its variable rate debt (dollars in thousands):

		Notional Amount
Effective Date	Expiration Date	Date	Amount	Pay Fixed Rate	Receive Variable Rate
10/6/2008	9/30/2013	10/6/2008	$120,000	3.88%	1-month LIBOR
10/4/2012	9/30/2013	10/4/2012	$1,450,000	0.25%	1-month LIBOR
		12/31/2012	$1,350,000	0.25%	1-month LIBOR
		3/28/2013	$1,300,000	0.25%	1-month LIBOR
		6/28/2013	$1,250,000	0.25%	1-month LIBOR
9/30/2013	9/29/2014	9/30/2013	$1,350,000	0.35%	1-month LIBOR
		12/31/2013	$1,300,000	0.35%	1-month LIBOR
		3/31/2014	$1,250,000	0.35%	1-month LIBOR
		6/30/2014	$1,200,000	0.35%	1-month LIBOR
9/30/2014	9/29/2015	9/30/2014	$1,150,000	0.54%	1-month LIBOR
		12/31/2014	$1,100,000	0.54%	1-month LIBOR
		3/31/2015	$1,050,000	0.54%	1-month LIBOR
		6/30/2015	$1,000,000	0.54%	1-month LIBOR
9/30/2015	9/30/2016	9/30/2015	$350,000	0.93%	1-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.79%	3-month LIBOR
9/30/2016	9/30/2026	9/30/2026	$100,000	2.80%	3-month LIBOR
The fair value of the Company's interest rate swap agreements were estimated based on Level 2 inputs. The Company's effectiveness testing during the three months ended March 31, 2013 resulted in no amount of gain or loss reclassified from accumulated other comprehensive income/(loss) into earnings due to ineffectiveness. During the three months ended March 31, 2013, $0.7 million of existing net losses were realized and recorded as interest expense in the consolidated statement of operations. Based on the Company's fair value assumptions as of March 31, 2013, it expects to realize $1.7 million of existing net losses that are reported in accumulated other comprehensive income into earnings within the next 12 months. See Note 9, Accumulated Other Comprehensive Income, for additional information regarding the Company's cash flow hedges.
Foreign Currency Exchange Rate Risk
As of March 31, 2013, $194.8 million of third-party debt, related to the Company’s foreign operations, was denominated in the currencies in which its subsidiaries operate, including the Australian dollar, Canadian dollar and Euro. The debt service obligations associated with this foreign currency debt are generally funded directly from those operations. As a result, foreign currency risk related to this portion of the Company's debt service payments is limited. However, in the event the foreign currency debt service is not paid from the Company's foreign operations, the Company may face exchange rate risk if the Australian or Canadian dollar or Euro were to appreciate relative to the United States dollar and require higher United States dollar equivalent cash.
The Company is also exposed to foreign currency exchange rate risk related to its foreign operations, including non-functional currency intercompany debt, typically from the Company's United States operations to its foreign subsidiaries, and any timing difference between announcement and closing of an acquisition of a foreign business to the extent such acquisition is funded with United States dollars. To mitigate currency exposures related to non-functional currency denominated intercompany debt, cross-currency swap contracts may be entered into for periods consistent with the underlying debt. In determining the fair value of the derivative contract, the significant inputs to valuation models are quoted market prices of similar instruments in active markets. To mitigate currency exposures of non-United States dollar denominated acquisitions, the Company may enter into foreign exchange forward contracts. Although cross-currency swap and foreign exchange forward derivative contracts used to mitigate exposures on foreign currency intercompany debt do not qualify for hedge accounting, the Company believes that such instruments are closely correlated with the underlying exposure, thus reducing the associated risk. The gains or losses from changes in the fair value of derivative instruments that are not accounted for as hedges are recognized in current period earnings within other income, net.

On December 1, 2010, the Company completed the acquisition of the assets of FreightLink Pty Ltd, Asia Pacific Transport Pty Ltd and related corporate entities (together, FreightLink) for A$331.9 million (or $320.0 million at the exchange rate on December 1, 2010). The Company financed the acquisition through a combination of cash on hand and borrowings under its credit agreement then in effect. A portion of the funds were transferred from the United States to Australia through an intercompany loan with a notional amount of A$105 million (or $100.6 million at the exchange rate on December 1, 2010). To mitigate the foreign currency exchange rate risk related to this non-functional currency intercompany loan, the Company entered into an Australian dollar/United States dollar floating to floating cross-currency swap agreement (the Swap), effective as of December 1, 2010, which effectively converted the A$105 million intercompany loan receivable in the United States into a $100.6 million loan receivable. The Swap required the Company to pay Australian dollar BBSW plus 3.125% based on a notional amount of A$105.0 million and allowed the Company to receive United States LIBOR plus 2.48% based on a notional amount of $100.6 million on a quarterly basis. BBSW is the wholesale interbank reference rate within Australia, which the Company believes is generally considered the Australian equivalent to LIBOR. The Swap expired on December 1, 2012 and was settled for $9.1 million.
On November 29, 2012, simultaneous with the expiration of the Swap, the Company entered into a new 2-year Australian dollar/United States dollar floating to floating cross-currency swap agreement (the New Swap), effective December 3, 2012. This agreement expires on December 1, 2014. The New Swap effectively converts the A$105 million intercompany loan receivable in the United States into a $109.6 million loan receivable. The New Swap requires the Company to pay Australian dollar BBSW plus 3.25% based on a notional amount of A$105 million and allows the Company to receive United States LIBOR plus 2.82% based on a notional amount of $109.6 million on a quarterly basis. As a result of the quarterly net settlement payments, the Company realized a net expense of $0.8 million within interest (expense)/income for the three months ended March 31, 2013.
The Company's derivative instruments are subject to master netting arrangements between the Company and the respective counterparty. The Company presents its derivative instruments on a gross basis. As of March 31, 2013 and December 31, 2012, the differences between the gross values and net values under such master netting arrangements were not significant. The following table summarizes the fair value of the Company's derivative instruments recorded in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$10,274	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$—	$255

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,521	$3,777
Interest rate swap agreements	Other long-term liabilities	789	882
Total liability derivatives designated as hedges		$3,310	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$16	$—
Cross-currency swap agreement	Other long-term liabilities	149	143
Total liability derivatives not designated as hedges		$165	$143
The following table shows the effect of the Company’s derivative instruments designated as cash flow hedges for the three months ended March 31, 2013 and 2012 in other comprehensive income (OCI) (dollars in thousands):

	Total Cash Flow Hedge OCI Activity, Net of Tax
	Three Months Ended
	March 31,
Derivatives Designated as Cash Flow Hedges:	2013	2012
Effective portion of changes in fair value recognized in OCI:
Interest rate swap agreements	$4,437	$446

The following table shows the effect of the Company’s derivative instrument not designated as hedges for the three months ended March 31, 2013 and 2012 in the consolidated statements of operations (dollars in thousands):

		Amount Recognized in Earnings
Derivative Instruments Not Designated as Hedges:		Three Months Ended
	Location of Amount Recognized in Earnings	March 31,
		2013	2012
Cross-currency swap agreement	Interest expense, net	$(814)	$(1,318)
Cross-currency swap agreement	Other income, net	(4)	173
		$(818)	$(1,145)
6. FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instrument held by the Company:

•
Financial Instruments Carried at Fair Value: Derivative instruments are recorded on the balance sheet as either assets or liabilities measured at fair value. As of March 31, 2013, the Company's derivative financial instruments consisted of interest rate swap agreements and cross-currency swap agreements. The Company estimated the fair value of its interest rate swap agreements based on Level 2 valuation inputs, including fixed interest rates, LIBOR implied forward interest rates and the remaining time to maturity. The Company estimated the fair value of its cross-currency swap agreements based on Level 2 valuation inputs, including LIBOR implied forward interest rates, AUD BBSW implied forward interest rates and the remaining time to maturity.

•
Financial Instruments Carried at Historical Cost: Since the Company's long-term debt is not actively traded, fair value was estimated using a discounted cash flow analysis based on Level 2 valuation inputs, including borrowing rates the Company believes are currently available to it for loans with similar terms and maturities.

The following table presents the Company's financial instruments that are carried at fair value using Level 2 inputs at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Financial instruments carried at fair value using Level 2 inputs:
Interest rate swap agreements	$10,274	$4,227
Cross-currency swap agreement	—	255
Total financial assets carried at fair value	$10,274	$4,482

Interest rate swap agreements	3,310	4,659
Cross-currency swap agreement	165	143
Total financial liabilities carried at fair value	$3,475	$4,802
The following table presents the carrying value and fair value using Level 2 inputs of the Company’s financial instruments carried at historical cost at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities carried at historical cost:
Revolving credit facility	$14,653	$14,769	$25,153	$25,222
United States term loan	1,539,700	1,550,939	1,576,100	1,562,385
Canadian term loan	—	—	14,446	14,353
Australian term loan	188,461	191,668	190,100	191,057
Amortizing notes component of TEUs	29,590	28,822	32,435	31,484
Other debt	19,871	20,026	19,901	19,759
Total	$1,792,275	$1,806,224	$1,858,135	$1,844,260

Credit Facilities
During the three months ended March 31, 2013, the Company prepaid in full its Canadian term loan, which resulted in the write-off of unamortized deferred financing costs of $0.5 million.
On March 28, 2013, the Company entered into Amendment No. 1 (the Amendment Agreement) to its New Credit Agreement dated as of October 1, 2012, which provides for a 0.25% reduction in the applicable margins for the Company's existing term loans and loans under its revolving credit facility.
7. INCOME TAXES:
Included in the Company's net income for the three months ended March 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. The Company's provision for income tax was $16.0 million and $12.3 million for the three months ended March 31, 2013 and 2012, respectively, which represented 27.7% and 35.6%, respectively, of income from continuing operations other than the retroactive benefit recorded in the three months ended March 31, 2013. The decrease in the effective income tax rate for the three months ended March 31, 2013 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013.
The United States track maintenance credit is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the Short Line Tax Credit produced book income tax benefits of $41.0 million for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
8. COMMITMENTS AND CONTINGENCIES:
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
9. ACCUMULATED OTHER COMPREHENSIVE INCOME:
The following table sets forth accumulated other comprehensive income included in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Foreign Currency Translation Adjustment	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Cash Flow Hedges		Accumulated Other Comprehensive Income
Balance, December 31, 2012	$47,845	$(148)	$(426)		$47,271
Other comprehensive income before reclassifications	(5,346)	98	3,717		(1,531)
Amounts reclassified from accumulated other comprehensive income	—	—	720	(a)	720
Current period change	(5,346)	98	4,437		(811)
Balance, March 31, 2013	$42,499	$(50)	$4,011		$46,460
(a) Included in interest expense on the consolidated statement of operations.
10. SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
As of March 31, 2013 and 2012, the Company had outstanding receivables from outside parties for the funding of capital expenditures of $20.9 million and $17.8 million, respectively. At March 31, 2013 and 2012, the Company also had approximately $12.2 million and $14.0 million, respectively, of purchases of property and equipment that were not paid and, accordingly, were accrued in accounts payable in the normal course of business.
11. EDITH RIVER DERAILMENT:
On December 27, 2011, a train operated by GWA derailed on the Edith River Bridge in Australia's Northern Territory (the Edith River Derailment). Flood waters associated with heavy rainfall from Cyclone Grant washed away the southern portion of the Edith River Bridge while a northbound GWA intermodal train consisting of three locomotives, an unoccupied crew van and 33 rail cars was passing over the bridge en route to Darwin. The locomotives were damaged and the crew van and several intermodal containers and rail cars containing copper concentrate were derailed into the river.
The railroad segment between Katherine and Darwin remained out of service for approximately 60 days. The Edith River Bridge reopened on February 29, 2012. The 60-day closure of the Edith River Bridge reduced the Company's revenues by approximately $7 million and reduced the Company's income from operations by approximately $5 million. In June 2012, the Company recorded a gain on insurance recovery and a related insurance receivable of A$4.8 million (or $4.8 million at the average exchange rate on June 30, 2012) for a business interruption claim.
In December 2011, the Company recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since the Company believes substantially all of these costs will be recovered through insurance, the Company also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing the Company's insurance deductible. The Company increased its estimate of costs associated with the Edith River Derailment, as well as its estimate of insurance recovery, each by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, the Company made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate on the date received). During the three months ended March 31, 2013, the Company made cash payments of A$0.9 million (or $0.9 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$9.0 million (or $9.3 million at the exchange rate on March 31, 2013).

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
12. SEGMENT INFORMATION:
The Company's various railroad lines are divided into 11 operating regions. All of the regions have similar characteristics; however, the Company presents its financial information as two reportable segments, North American & European Operations and Australian Operations.
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
The following table sets forth the Company's North American & European Operations and Australian Operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Operating revenues	$299,095	$76,113	$375,208	$144,073	$63,363	$207,436
Income from operations	54,794	21,406	76,200	31,313	10,001	41,314
Depreciation and amortization	27,411	6,812	34,223	12,318	5,315	17,633
Interest expense	(15,811)	(4,309)	(20,120)	(4,765)	(3,851)	(8,616)
Interest income	888	155	1,043	805	62	867
Benefit from/(provision for) income taxes	30,049	(5,117)	24,932	(10,539)	(1,766)	(12,305)
Expenditures for additions to property & equipment, net of grants from outside parties	14,711	18,842	33,553	12,804	29,077	41,881
The following table sets forth the property and equipment recorded in the consolidated balance sheets for the Company's North American & European Operations and Australian Operations as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Property & equipment, net	$2,760,992	$638,612	$3,399,604	$2,766,693	$629,602	$3,396,295
13. RECENTLY ISSUED ACCOUNTING STANDARDS:
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which narrows the scope of the disclosure requirements to derivatives, securities borrowings, and securities lending transactions that are either offset or subject to a master netting arrangement. This guidance is effective for and was adopted by the Company in the first quarter of 2013 and required additional disclosures, but otherwise did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balance by component and significant items reclassified out of accumulated other comprehensive income. This guidance is effective for and was adopted by the Company in the first quarter of 2013 and required additional disclosures, but otherwise did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Effective
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which specifies how an entity should measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date and requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will be effective for annual reporting periods beginning on or after December 15, 2013, and the interim periods within those annual periods. The Company is evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which provides clarification of when to release the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This guidance will be effective for annual reporting periods beginning on or after December 15, 2013, and the interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements, but will have an impact on the accounting for future sales of investments or changes in control of foreign entities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements, related notes and other financial information included in our 2012 Annual Report on Form 10-K.
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
On October 1, 2012, we completed the acquisition of RailAmerica Inc. (RailAmerica) for approximately $2.0 billion (equity purchase price of $1.4 billion plus net debt of $659.2 million). The shares of RailAmerica were held in a voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities was included in our consolidated balance sheets since December 28, 2012. The first quarter of 2013 was the first full reporting period in which we controlled the former RailAmerica railroads. RailAmerica owned and operated 45 short line freight railroads in North America with approximately 7,100 miles of track in 28 U.S. states and three Canadian provinces as of the October 1, 2012 acquisition date. For additional information regarding RailAmerica, see "—Changes in Operations" and "—RailAmerica" below.
Net income in the three months ended March 31, 2013 was $82.7 million, compared with net income of $22.2 million in the three months ended March 31, 2012. Excluding the impact of significant items listed in the table below of $33.8 million for the three months ended March 31, 2013 that related primarily to the retroactive Short Line Tax Credit for 2012 and RailAmerica integration costs and $2.7 million for the three months ended March 31, 2012, our net income for the three months ended March 31, 2013 would have been $48.9 million, compared with $25.0 million for the three months ended March 31, 2012.
Our diluted earnings per share (EPS) in the three months ended March 31, 2013 was $1.46 with 56.5 million weighted average shares outstanding, compared with diluted EPS of $0.52 with 43.1 million weighted average shares outstanding in the three months ended March 31, 2012. Excluding the impact of the significant items listed in the table below of $0.59 for the three months ended March 31, 2013 and $0.06 for the three months ended March 31, 2012, diluted EPS for the three months ended March 31, 2013 would have been $0.87 with 56.5 million weighted average shares outstanding, compared with diluted EPS of $0.58 with 43.1 million weighted average shares outstanding for the three months ended March 31, 2012.
Our results for the three months ended March 31, 2013 and 2012 included certain significant items that are set forth below (dollars in millions, except per share amounts):

	Income/(Loss) Before Taxes Impact	After-Tax Net Income/(Loss) Impact	Diluted Earnings/(Loss) Per Common Share Impact
2013
Retroactive Short Line Tax Credit for 2012	$—	$41.0	$0.72
RailAmerica integration costs (a)	$(12.8)	$(8.0)	$(0.14)
Net gain on sale of assets	$1.7	$1.3	$0.02
Refinancing and debt prepayment related expenses	$(0.6)	$(0.4)	$(0.01)

2012
Impact of Edith River Bridge outage	$(5.0)	$(3.5)	$(0.08)
Net gain on sale of assets	$1.2	$0.8	$0.02
(a) Of the $12.8 million, approximately $4.3 million represented non-cash charges and $8.5 million represented cash charges.

Operating revenues increased $167.8 million, or 80.9%, to $375.2 million in the three months ended March 31, 2013, compared with $207.4 million in the three months ended March 31, 2012. The increase in operating revenues included $154.4 million in revenues from new operations, partially offset by a $1.2 million decrease from the net depreciation of foreign currencies relative to the United States dollar. Excluding the impact from foreign currency depreciation, revenues from existing operations increased $14.5 million, or 7.0%. When we discuss a change in existing operations or same railroad, we are referring to the period-over-period change associated with operations that we managed in both periods (i.e., excluding the impact of businesses acquired/initiated, such as those railroads acquired in the RailAmerica acquisition).
Our traffic in the three months ended March 31, 2013 was 450,304 carloads, an increase of 228,126 carloads, or 102.7%, compared with the three months ended March 31, 2012. The traffic increase included 226,499 carloads from new operations. Existing operations increased 1,627 carloads, or 0.7%. The increase from existing operations was principally due to increases of 5,290 carloads of metallic ores traffic, 2,720 carloads of intermodal traffic, 2,599 carloads of petroleum products traffic, 2,532 carloads of coal and coke traffic and 2,417 carloads of lumber and forest products traffic. These increases were partially offset by decreases of 5,575 carloads of agricultural products traffic, 2,675 carloads of pulp and paper traffic and 2,454 carloads of metals traffic. All remaining traffic from existing operations decreased by a net 3,227 carloads.
Our traffic in the three months ended March 31, 2013 increased 19,387 carloads, or 4.5%, compared with the combined G&W and RailAmerica (Combined Company) traffic in the three months ended March 31, 2012. Excluding 8,836 total carloads from the Wellsboro & Corning Railroad, LLC, which RailAmerica acquired on April 9, 2012, Marquette Rail LLC, which RailAmerica acquired on May 1, 2012, and the Columbus & Chattahoochee Railroad, Inc., which G&W commenced operations on July 1, 2012, Combined Company same-railroad traffic increased 10,551 carloads, or 2.4%, in the three months ended March 31, 2013, compared with the three months ended March 31, 2012. The traffic increase was principally due to increases of 7,765 carloads of petroleum products traffic (primarily crude oil and liquid propane gases in our Pacific, Canada, Mountain West and Southern regions), 4,950 carloads of metallic ores traffic (primarily iron ore in our Australia Region) and 4,445 carloads of lumber & forest products traffic (primarily our Pacific region), partially offset by a decrease of 5,093 carloads of metals traffic (primarily steel and scrap in our Canada and Southern regions) and a decrease of 1,196 carloads of agricultural products traffic (primarily due to lower Canadian winter wheat traffic). All remaining traffic decreased by a net 320 carloads.
Income from operations in the three months ended March 31, 2013 was $76.2 million, compared with $41.3 million in the three months ended March 31, 2012, an increase of $34.9 million, or 84.4%. Our operating ratio, defined as operating expenses divided by operating revenues, was 79.7% in the three months ended March 31, 2013, compared with 80.1% in the three months ended March 31, 2012. Income from operations in the three months ended March 31, 2013 included $12.8 million of RailAmerica integration costs, primarily associated with employee severance arrangements, partially offset by a $1.7 million net gain on the sale of assets. Income from operations in the three months ended March 31, 2012 was negatively impacted by approximately $5.0 million due to the Edith River Bridge outage, partially offset by a $1.2 million net gain on the sale of assets. Excluding the impact of the significant items listed in the table above, our operating ratio would have been 76.7% in the three months ended March 31, 2013, compared with 79.0% in the three months ended March 31, 2012.
During the three months ended March 31, 2013, we generated $63.4 million in cash flow from operating activities from continuing operations. During the same period, we purchased $37.9 million of property and equipment and received $4.4 million in cash from outside parties for capital spending and $2.0 million in proceeds from the disposition of property and equipment.

Changes in Operations
United States
RailAmerica, Inc.: On October 1, 2012, we acquired 100% of RailAmerica, Inc.'s (RailAmerica) outstanding shares for cash at a price of $27.50 per share and, in connection with such acquisition, we repaid RailAmerica's term loan and revolving credit facility. The calculation of the total consideration for the RailAmerica acquisition is presented below (dollars in thousands, except per share amount):

RailAmerica outstanding common stock as of October 1, 2012	49,934
Cash purchase price per share	$27.50
Equity purchase price	$1,373,184
Payment of RailAmerica's outstanding term loan and revolving credit facility	659,198
Cash consideration	2,032,382
Impact of pre-acquisition share-based awards	9,400
Total consideration	$2,041,782
We financed the $1.4 billion cash purchase price for RailAmerica's common stock, the refinancing of $1.2 billion of our and RailAmerica's outstanding debt prior to the acquisition, as well as transaction and financing related expenses with approximately $1.9 billion of debt from a new five-year Senior Secured Syndicated Facility Agreement (the New Credit Agreement), $475.5 million of gross proceeds from our public offerings of Class A common stock and Tangible Equity Units (TEUs) and $350.0 million through a private issuance of mandatorily convertible Series A-1 Preferred Stock to affiliates of Carlyle Partners V, L.P. (collectively, Carlyle) (see Note 3, Earnings Per Common Share).
The shares of RailAmerica were held in an independent voting trust while the United States Surface Transportation Board (STB) considered our control application, which application was approved with an effective date of December 28, 2012. Accordingly, we accounted for the earnings of RailAmerica using the equity method of accounting while the shares were held in the voting trust and our preliminary allocation of the purchase price to the acquired assets and assumed liabilities were included in our consolidated balance sheet since December 28, 2012. The final allocation of fair values to RailAmerica's assets and liabilities is subject primarily to completion of an assessment of the acquisition-date fair values of acquired non-current assets, deferred taxes and other tax matters, and contingent liabilities. The results from RailAmerica's operations are included in our consolidated statement of operations for the three months ended March 31, 2013 and are included in our North American & European Operations segment.
Columbus & Chattahoochee Railroad, Inc.: In April 2012, our newly formed subsidiary, the Columbus & Chattahoochee Railroad, Inc. (CCH), signed an agreement with Norfolk Southern Railway Company (NS) to lease and operate a 26-mile segment of NS track that runs from Girard, Alabama to Mahrt, Alabama. Operations commenced on July 1, 2012. The CCH interchanges with NS in Columbus, Georgia where our Georgia Southwestern Railroad also has operations. The results from CCH’s operations have been included in our consolidated statement of operations effective July 1, 2012 and are included in our North American & European Operations segment.
Australia
Arrium Limited: In July 2012, our subsidiary, Genesee & Wyoming Australia Pty Ltd (GWA), announced that it had expanded two existing rail haulage contracts with Arrium Limited (formerly OneSteel) to transport an additional 2.7 million tons per year of export iron ore in South Australia. To support the increased shipments under the two contracts, in 2012 GWA invested A$52.1 million (or $54.1 million at the exchange rate on December 31, 2012) to purchase narrow gauge locomotives and rail cars, as well as to construct a standard gauge rolling-stock maintenance facility. During the three months ended March 31, 2013, GWA spent A$11.5 million (or $12.0 million at the exchange rate on March 31, 2013) and expects to invest an additional A$9.6 million (or $10.0 million at the exchange rate on March 31, 2013) over the remainder of 2013 to support the increased shipments.

Alice Springs and Cook: In May 2012, GWA entered into an agreement with Asciano Services Pty Ltd (AIO), a subsidiary of Asciano Pty Ltd, whereby GWA agreed to purchase an intermodal and freight terminal in Alice Springs, Northern Territory from AIO and GWA agreed to sell AIO certain assets in the township of Cook, South Australia that included GWA's third-party fuel-sales business. GWA completed the purchase of the Alice Springs intermodal and freight terminal in June 2012 for A$9.0 million (or $9.2 million at the exchange rate on June 30, 2012) plus A$0.5 million (or $0.6 million at the exchange rate on June 30, 2012) tax liability for stamp duty (an Australian asset transfer tax). Previously, GWA had leased the facility from AIO. The sale of the assets in Cook closed in September 2012. We received A$4.0 million (or $4.1 million at the exchange rate on September 30, 2012) in pre-tax cash proceeds from the sale and recognized an after-tax book gain of A$1.3 million (or $1.3 million at the exchange rate on September 30, 2012), or approximately $0.03 per share.
Canada
Tata Steel Minerals Canada Ltd.: On August 2, 2012, we announced that its newly formed subsidiary, KeRail Inc. (KeRail), entered into a long-term agreement with Tata Steel Minerals Canada Ltd. (TSMC), for KeRail to provide rail transportation services to the direct shipping iron ore mine TSMC is developing near Schefferville, Quebec in the Labrador Trough (the Mine). In addition, KeRail plans to construct an approximately 21-kilometer rail line (Rail Line) that will connect the Mine to the Tshiuetin Rail Transportation (TSH) interchange point in Schefferville. Operated as part of our Canada Region, KeRail is expected to haul unit trains of iron ore from its rail connection with the Mine, which will then travel over three privately owned railways to the Port of Sept-Îles for export primarily to Tata Steel's European operations. The agreement and construction are contingent on certain conditions being met, including the receipt of necessary governmental permits and approvals. Once the track construction has commenced, the Rail Line is expected to be completed three to six months thereafter.
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
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Operating Revenues
The following table breaks down our operating revenues into new operations and existing operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		Increase/(Decrease) in Existing Operations
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%	Currency Impact
Freight revenues	$281,104	$119,161	$161,943	$144,584	$136,520	94.4%	$17,359	12.0%	$(877)
Non-freight revenues	94,104	35,267	58,837	62,852	31,252	49.7%	(4,015)	(6.4)%	(281)
Total operating revenues	$375,208	$154,428	$220,780	$207,436	$167,772	80.9%	$13,344	6.4%	$(1,158)
Carloads	450,304	226,499	223,805	222,178	228,126	102.7%	1,627	0.7%

Freight Revenues
The following table compares freight revenues, carloads and average freight revenues per carload for the three months ended March 31, 2013 and 2012 (dollars in thousands, except average freight revenues per carload):

	Freight Revenues				Carloads				Average Freight Revenues Per Carload
	2013		2012		2013		2012
Commodity Group	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	2013	2012
Agricultural Products	$35,026	12.5%	$18,462	12.8%	63,441	14.1%	31,195	14.0%	$552	$592
Metallic Ores**	27,279	9.7%	11,815	8.2%	14,812	3.3%	7,087	3.2%	1,842	1,667
Chemicals & Plastics	32,080	11.4%	14,356	9.9%	40,908	9.1%	17,758	8.0%	784	808
Metals	29,246	10.4%	16,712	11.6%	41,623	9.2%	26,604	12.0%	703	628
Pulp & Paper	26,461	9.4%	16,035	11.1%	40,778	9.1%	24,857	11.2%	649	645
Coal & Coke	26,492	9.4%	15,347	10.6%	75,560	16.8%	34,369	15.5%	351	447
Minerals & Stone	22,319	7.9%	11,131	7.7%	50,225	11.1%	30,232	13.6%	444	368
Intermodal*	22,445	8.0%	18,702	12.9%	16,176	3.6%	13,456	6.0%	1,388	1,390
Lumber & Forest Products	19,746	7.0%	7,819	5.4%	33,625	7.5%	15,827	7.1%	587	494
Petroleum Products	17,164	6.1%	6,637	4.6%	27,213	6.0%	6,472	2.9%	631	1,025
Food or Kindred Products	7,825	2.8%	1,090	0.8%	13,594	3.0%	2,413	1.1%	576	452
Waste	5,015	1.8%	2,909	2.0%	9,015	2.0%	5,117	2.3%	556	568
Autos & Auto Parts	5,854	2.1%	2,060	1.4%	7,956	1.8%	2,406	1.1%	736	856
Other	4,152	1.5%	1,509	1.0%	15,378	3.4%	4,385	2.0%	270	344
Total	$281,104	100.0%	$144,584	100.0%	450,304	100.0%	222,178	100.0%	$624	$651
 ______________________

*	Carload amounts represent intermodal units
**	Carload amounts include carloads and intermodal units
Total freight traffic increased 228,126 carloads, or 102.7%, in the three months ended March 31, 2013, compared with the same period in 2012. Carloads from existing operations increased 1,627 carloads, or 0.7%, and new operations contributed 226,499 carloads. The same railroad traffic increase was principally due to increases of 5,290 carloads of metallic ores traffic, 2,720 carloads of intermodal traffic, 2,599 carloads of petroleum products traffic, 2,532 carloads of coal and coke traffic and 2,417 carloads of lumber and forest products, partially offset by decreases of 5,575 carloads of agricultural products, 2,675 carloads of pulp and paper products and 2,454 carloads of metals traffic. All remaining traffic from existing operations decreased by a net 3,227 carloads.
Average freight revenues per carload decreased 4.1% to $624 in the three months ended March 31, 2013, compared with the same period in 2012. Average freight revenues per carload from existing operations increased 11.2% to $724. Changes in the commodity mix and fuel surcharge increased average freight revenues per carload from existing operations by 6.6% and 0.2%, respectively, partially offset by the depreciation of the Australian and Canadian dollars relative to the United States dollar, which each decreased average freight revenues per carload from existing operations by 0.7%. Other than these factors, average freight revenues per carload from existing operations increased by 5.1%. Average freight revenues per carload were also positively impacted by changes in the mix of customers within certain commodity groups, primarily other commodities.

The following table sets forth freight revenues by commodity group segregated into new operations and existing operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase in Total Operations		(Decrease)/Increase in Existing Operations		Currency Impact
Commodity Group	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Agricultural Products	$35,026	$19,316	$15,710	$18,462	$16,564	89.7%	$(2,752)	(14.9)%	$(233)
Metallic Ores	27,279	1,627	25,652	11,815	15,464	130.9%	13,837	117.1%	(181)
Chemicals & Plastics	32,080	18,268	13,812	14,356	17,724	123.5%	(544)	(3.8)%	(11)
Metals	29,246	13,223	16,023	16,712	12,534	75.0%	(689)	(4.1)%	(13)
Pulp & Paper	26,461	10,629	15,832	16,035	10,426	65.0%	(203)	(1.3)%	(19)
Coal & Coke	26,492	9,628	16,864	15,347	11,145	72.6%	1,517	9.9%	—
Minerals & Stone	22,319	11,268	11,051	11,131	11,188	100.5%	(80)	(0.7)%	(41)
Intermodal	22,445	—	22,445	18,702	3,743	20.0%	3,743	20.0%	(337)
Lumber & Forest Products	19,746	10,537	9,209	7,819	11,927	152.5%	1,390	17.8%	(6)
Petroleum Products	17,164	9,374	7,790	6,637	10,527	158.6%	1,153	17.4%	(18)
Food or Kindred Products	7,825	6,639	1,186	1,090	6,735	617.9%	96	8.8%	(1)
Waste	5,015	1,746	3,269	2,909	2,106	72.4%	360	12.4%	—
Autos & Auto Parts	5,854	3,790	2,064	2,060	3,794	184.2%	4	0.2%	(17)
Other	4,152	3,116	1,036	1,509	2,643	175.1%	(473)	(31.3)%	—
Total freight revenues	$281,104	$119,161	$161,943	$144,584	$136,520	94.4%	$17,359	12.0%	$(877)
The following information discusses the significant changes in freight revenues from existing operations by commodity group. Changes in average freight revenues per carload in a commodity group can be impacted by changes in customer rates, fuel surcharges, changes in foreign currency exchange rates, as well as changes in the mix of customer traffic within a commodity group.
Agricultural products revenues decreased $2.8 million, or 14.9%. Agricultural products traffic volume decreased 5,575 carloads, or 17.9%, which decreased revenues by $3.4 million, while average freight revenues per carload increased 3.5%, which increased revenues by $0.7 million. The carload decrease was primarily due to lower Canadian winter wheat shipments.
Metallic ores revenues increased $13.8 million, or 117.1%. Metallic ores traffic volume increased 5,290 carloads, or 74.6%, which increased revenues by $11.0 million and average freight revenues per carload increased 24.4%, which increased revenues by $2.9 million. The increase in volume and average freight revenues per carload was primarily due to a new iron ore customer as well as the resumption of manganese traffic in 2013 that had been halted due to the Edith River Bridge outage in 2012.
Coal and coke revenues increased $1.5 million, or 9.9%. Coal and coke traffic volume increased 2,532 carloads, or 7.4%, which increased revenues by $1.2 million and average freight revenues per carload increased 2.2%, which increased revenues by $0.4 million, primarily due to increased demand for steam coal in the United States.
Intermodal revenues increased $3.7 million, or 20.0%. Intermodal traffic volume increased 2,720 carloads, or 20.2%, which increased revenues by $3.8 million, primarily due to the resumption of traffic in Australia that had been negatively impacted in 2012 by the Edith River Bridge outage.
Lumber and forest products revenues increased $1.4 million, or 17.8%. Lumber and forest products traffic volume increased 2,417 carloads, or 15.3%, which increased revenues by $1.2 million and average freight revenues per carload increased 2.2%, which increased revenues by $0.2 million. The carload increase was primarily due to an improvement in the United States housing market.

Petroleum products revenues increased $1.2 million, or 17.4%. Petroleum products traffic volume increased 2,599 carloads, or 40.2%, which increased revenues by $2.2 million, while average freight revenues per carload decreased 16.2%, which decreased revenues by $1.1 million. The carload increase was primarily due to a new crude oil customer in the Pacific Northwest. The decrease in the average freight revenues per carload was due to intra-commodity customer mix.
Freight revenues from all remaining commodities decreased $1.5 million.
Non-Freight Revenues
The following table sets forth non-freight revenues for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Amount	% of Total	Amount	% of Total
Railcar switching	$39,036	41.5%	$33,037	52.5%
Car hire and rental income	9,031	9.6%	5,328	8.5%
Fuel sales to third parties	270	0.3%	5,286	8.4%
Demurrage and storage	14,210	15.1%	6,205	9.9%
Car repair services	5,482	5.8%	1,822	2.9%
Construction income	7,848	8.3%	—	—%
Other non-freight revenues	18,227	19.4%	11,174	17.8%
Total non-freight revenues	$94,104	100.0%	$62,852	100.0%
The following table sets forth non-freight revenues by new operations and existing operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013			2012	Increase/(Decrease) in Total Operations		Increase/ (Decrease) in Existing Operations		Currency Impact
	Total Operations	New Operations	Existing Operations	Total Operations	Amount	%	Amount	%
Railcar switching	$39,036	$5,448	$33,588	$33,037	$5,999	18.2%	$551	1.7%	$(116)
Car hire and rental income	9,031	4,605	4,426	5,328	3,703	69.5%	(902)	(16.9)%	(32)
Fuel sales to third parties	270	—	270	5,286	(5,016)	(94.9)%	(5,016)	(94.9)%	—
Demurrage and storage	14,210	7,613	6,597	6,205	8,005	129.0%	392	6.3%	(6)
Car repair services	5,482	3,598	1,884	1,822	3,660	200.9%	62	3.4%	—
Construction income	7,848	7,848	—	—	7,848	100.0%	—	100.0%	—
Other non-freight revenues	18,227	6,155	12,072	11,174	7,053	63.1%	898	8.0%	(127)
Total non-freight revenues	$94,104	$35,267	$58,837	$62,852	$31,252	49.7%	$(4,015)	(6.4)%	$(281)
Non-freight revenues increased $31.3 million, or 49.7%, to $94.1 million in the three months ended March 31, 2013, compared with $62.9 million in the three months ended March 31, 2012. The increase in non-freight revenues was attributable to $35.3 million from new operations, partially offset by a decrease of $4.0 million from existing operations. The decrease in non-freight revenues from existing operations was principally due to a decrease in fuel sales to third parties resulting from the sale of our fuel-sales business in South Australia, partially offset by higher switching revenues.
Operating Expenses
Overview
Operating expenses were $299.0 million in the three months ended March 31, 2013, compared with $166.1 million in the three months ended March 31, 2012, an increase of $132.9 million, or 80.0%. In total, labor and benefits increased $43.8 million in the three months ended March 31, 2013, primarily related to the hiring of new employees driven by the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $89.1 million increase in operating expenses, $73.5 million was from new operations, $12.8 million was from RailAmerica integration costs and $2.8 million was from existing operations. The increase in existing operations was driven primarily by increases in other expenses, depreciation and amortization, diesel fuel used in operations and materials, partially offset by a $4.7 million decrease in diesel fuel sold to third parties due to the sale of our fuel-sales business in South Australia and a $0.8 million decrease due to the net depreciation of the Australian and Canadian dollars and the Euro relative to the United States dollar.

Our operating ratio, defined as total operating expenses divided by total operating revenues, was 79.7% in the three months ended March 31, 2013, compared with 80.1% in the three months ended March 31, 2012. Changes in foreign currency exchange rates can have a material impact on our operating revenues and operating expenses. However, the net impact of these foreign currency translation effects should not have a material impact on our operating ratio.
The following table sets forth a comparison of our operating expenses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013		2012		Currency Impact
	Amount	% of Operating Revenues	Amount	% of Operating Revenues
Labor and benefits	$109,306	29.1%	$65,757	31.7%	$(260)
Equipment rents	18,708	5.0%	9,817	4.8%	(59)
Purchased services	28,996	7.8%	18,037	8.7%	(207)
Depreciation and amortization	34,223	9.1%	17,633	8.5%	(102)
Diesel fuel used in operations	39,185	10.4%	21,998	10.6%	—
Diesel fuel sold to third parties	258	0.1%	4,990	2.4%	—
Casualties and insurance	7,951	2.1%	5,547	2.7%	(32)
Materials	19,329	5.2%	6,107	2.9%	(13)
Net gain on sale of assets	(1,707)	(0.5)%	(1,230)	(0.6)%	—
Other expenses	29,992	8.0%	17,466	8.4%	(80)
RailAmerica integration costs	12,767	3.4%	—	—%	—
Total operating expenses	$299,008	79.7%	$166,122	80.1%	$(753)
The following information discusses the significant changes in operating expenses.
Labor and benefits expense was $109.3 million in the three months ended March 31, 2013, compared with $65.8 million in the three months ended March 31, 2012, an increase of $43.5 million, or 66.2%. The increase consisted of $40.7 million due to the increase in the average number of employees, $2.3 million from annual wage increases and $0.8 million of benefit expenses, partially offset by $0.3 million due to the net depreciation of the Australian and Canadian dollar and the Euro relative to the United States dollar. Our average number of employees during the three months ended March 31, 2013 increased by approximately 1,980 compared with our average number of employees during the three months ended March 31, 2012, primarily as a result of the RailAmerica acquisition and a new iron ore contract in South Australia.
Equipment rents expense was $18.7 million in the three months ended March 31, 2013, compared with $9.8 million in the three months ended March 31, 2012, an increase of $8.9 million, or 90.6%. The increase was primarily due to new operations.
Purchased services expense was $29.0 million in the three months ended March 31, 2013, compared with $18.0 million in the three months ended March 31, 2012, an increase of $11.0 million, or 60.8%. The increase was primarily due to new operations.
Depreciation and amortization expense was $34.2 million in the three months ended March 31, 2013, compared with $17.6 million in the three months ended March 31, 2012, an increase of $16.6 million, or 94.1%. The increase was attributable to $14.6 million from new operations and a $2.0 million increase from existing operations, primarily due to the purchase of new locomotives and rail cars in Australia in 2012.
The cost of diesel fuel used in operations was $39.2 million in the three months ended March 31, 2013, compared with $22.0 million in the three months ended March 31, 2012, an increase of $17.2 million, or 78.1%. The increase was attributable to $15.8 million from new operations and an increase of $1.3 million from existing operations. The increase from existing operations was composed of $1.2 million due to a 5.4% increase in diesel fuel consumption, primarily driven by colder winter weather and an increase in length of haul in the northeastern United States, and $0.1 million from a 0.7% increase in average fuel cost per gallon.
The cost of diesel fuel sold to third parties was $0.3 million in the three months ended March 31, 2013, compared with $5.0 million in the three months ended March 31, 2012, a decrease of $4.7 million, or 94.8%. The decrease was primarily due to the sale of our third-party fuel sales business in South Australia in the third quarter of 2012.

Casualties and insurance expense was $8.0 million in the three months ended March 31, 2013, compared with $5.5 million in the three months ended March 31, 2012, an increase of $2.4 million, or 43.3%. The increase was primarily attributable to new operations.
Materials expense, which primarily consists of the costs of materials purchased for use in repairing and maintaining our track property, locomotives, rail cars and other equipment as well as costs for general tools and supplies used in our business, was $19.3 million in the three months ended March 31, 2013, compared with $6.1 million in the three months ended March 31, 2012, an increase of $13.2 million. The increase was attributable to $11.4 million from new operations, including $4.6 million from Atlas Railroad Construction Company, a subsidiary acquired in the RailAmerica acquisition, and a $1.8 million increase from existing operations. The increase from existing operations was due to increased track property and locomotive repairs in the three months ended March 31, 2013.
Other expenses were $30.0 million in the three months ended March 31, 2013, compared with $17.5 million in the three months ended March 31, 2012, an increase of $12.5 million, or 71.7%. The increase was primarily attributable to $9.6 million from new operations and a $2.9 million increase in existing operations, primarily due to an increase in trackage rights expense due to new traffic from an iron ore customer in Australia.
RailAmerica integration costs of $12.8 million in the three months ended March 31, 2013 consisted primarily of severance costs and expenses from the acceleration of stock-based compensation of RailAmerica employees.
Other Income (Expense) Items
Interest Expense
Total interest expense was $20.1 million in the three months ended March 31, 2013, compared with $8.6 million in the three months ended March 31, 2012. The increase in interest expense was primarily due to a higher debt balance resulting from our New Credit Agreement entered into in conjunction with the acquisition of RailAmerica.
Provision for Income Taxes
Included in our net income for the three months ended March 31, 2013 was a $41.0 million benefit associated with the retroactive extension of the United States Short Line Tax Credit for fiscal year 2012, which was signed into law on January 2, 2013. Our provision for income tax was $16.0 million and $12.3 million for the three months ended March 31, 2013 and 2012, respectively, which represented 27.7% and 35.6%, respectively, of income from continuing operations other than the retroactive benefit recorded in the three months ended March 31, 2013. The decrease in the effective income tax rate for the three months ended March 31, 2013 was primarily attributable to the renewal of the United States Short Line Tax Credit through December 31, 2013.
The United States track maintenance credit is an income tax credit for Class II and Class III railroads to reduce their federal income tax based on qualified railroad track maintenance expenditures (the Short Line Tax Credit). Qualified expenditures include amounts incurred for maintaining track, including roadbed, bridges and related track structures owned or leased by a Class II or Class III railroad. The credit is equal to 50% of the qualified expenditures, subject to an annual limitation of $3,500 multiplied by the number of miles of railroad track owned or leased by the Class II or Class III railroad as of the end of their tax year. The Short Line Tax Credit was in existence from 2005 through 2011. On January 2, 2013, the United States Short Line Tax Credit was extended for 2012 and 2013. The extension of the Short Line Tax Credit produced book income tax benefits of $41.0 million for fiscal year 2012. Since the extension became law in 2013, the 2012 impact was recorded in the first quarter of 2013.
Income and Earnings Per Share from Continuing Operations
Income from continuing operations, net of tax, in the three months ended March 31, 2013 was $82.7 million, compared with income from continuing operations, net of tax, in the three months ended March 31, 2012 of $22.2 million. Our basic earnings per share (EPS) from continuing operations was $1.57 with 51.3 million weighted average shares outstanding in the three months ended March 31, 2013, compared with basic EPS from continuing operations of $0.55 with 40.4 million weighted average shares outstanding in the three months ended March 31, 2012. Our diluted EPS from continuing operations in the three months ended March 31, 2013 was $1.46 with 56.5 million weighted average shares outstanding, compared with diluted EPS from continuing operations of $0.52 with 43.1 million weighted average shares outstanding in the three months ended March 31, 2012.

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
The following table sets forth our North American & European Operations and Australian Operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	North American & European Operations	Australian Operations	Total Operations	North American & European Operations	Australian Operations	Total Operations
Revenues:
Freight	$220,846	$60,258	$281,104	$102,048	$42,536	$144,584
Non-freight	78,249	15,585	93,834	42,025	15,541	57,566
Fuel sales to third parties	—	270	270	—	5,286	5,286
Total revenues	$299,095	$76,113	$375,208	$144,073	$63,363	$207,436
Operating expenses:
Labor and benefits	92,697	16,609	109,306	51,090	14,667	65,757
Equipment rents	16,093	2,615	18,708	6,726	3,091	9,817
Purchased services	16,706	12,290	28,996	6,265	11,772	18,037
Depreciation and amortization	27,411	6,812	34,223	12,318	5,315	17,633
Diesel fuel used in operations	31,608	7,577	39,185	15,209	6,789	21,998
Diesel fuel sold to third parties	—	258	258	—	4,990	4,990
Casualties and insurance	5,801	2,150	7,951	3,412	2,135	5,547
Materials	18,769	560	19,329	5,884	223	6,107
Net gain on sale of assets	(1,707)	—	(1,707)	(1,111)	(119)	(1,230)
Other expenses	24,156	5,836	29,992	12,967	4,499	17,466
RailAmerica integration costs	12,767	—	12,767	—	—	—
Total operating expenses	$244,301	$54,707	$299,008	$112,760	$53,362	$166,122

Income from operations	$54,794	$21,406	$76,200	$31,313	$10,001	$41,314

Operating ratio	81.7%	71.9%	79.7%	78.3%	84.2%	80.1%

Interest expense	$(15,811)	$(4,309)	$(20,120)	$(4,765)	$(3,851)	$(8,616)
Interest income	$888	$155	$1,043	$805	$62	$867
Benefit from/(provision for) income taxes	$30,049	$(5,117)	$24,932	$(10,539)	$(1,766)	$(12,305)
Carloads	394,971	55,333	450,304	174,256	47,922	222,178
Expenditures for additions to property & equipment, net of grants from outside parties	$14,711	$18,842	$33,553	$12,804	$29,077	$41,881

Revenues from our North American & European Operations were $299.1 million in the three months ended March 31, 2013, compared with $144.1 million in the three months ended March 31, 2012, an increase of $155.0 million, or 107.6%. The $155.0 million increase in revenues from our North American & European Operations consisted of a $118.8 million increase in freight revenues and a $36.2 million increase in non-freight revenues. The increase in freight and non-freight revenues was primarily due to the acquisition of RailAmerica.
Operating expenses from our North American & European Operations were $244.3 million in the three months ended March 31, 2013, compared with $112.8 million in the three months ended March 31, 2012, an increase of $131.5 million. In total, labor and benefits increased $41.6 million in the three months ended March 31, 2013, primarily related to the hiring of new employees driven by the acquisition of RailAmerica and wage and benefit increases for existing employees. Of the remaining $89.9 million increase in operating expenses, $73.5 million was from new operations, $12.8 million was from RailAmerica integration costs and $3.6 million was from existing operations. The increase in existing operations was driven primarily by an increase in other expenses of $1.6 million and materials expense of $1.5 million.
Revenues from our Australian Operations were $76.1 million in the three months ended March 31, 2013, compared with $63.4 million in the three months ended March 31, 2012, an increase of $12.8 million, or 20.1%. The increase in revenues included a $17.7 million increase in freight revenues, partially offset by a $5.0 million decrease in fuel sales to third parties. The $17.7 million increase in freight revenues consisted of $10.4 million due to a 24.9% increase in average freight revenues per carload and $8.1 million due to a 7,411, or 15.5%, carload increase, partially offset by $0.8 million from the depreciation of the Australian dollar relative to the United States dollar. The increase in average freight revenues per carload and volume was primarily due to a new iron ore customer and the increased traffic in 2013 previously affected by the Edith River Bridge outage in 2012. The $5.0 million decrease in fuel sales to third parties was due to the sale of our fuel-sales business in South Australia in the third quarter of 2012.
Operating expenses from our Australian Operations were $54.7 million in the three months ended March 31, 2013, compared with $53.4 million in the three months ended March 31, 2012, an increase of $1.3 million, or 2.5%. The increase in operating expenses primarily resulted from the additional resources required to support a new iron ore contract in South Australia, which began in the fourth quarter of 2012, including approximately 80 new employees and additional depreciation expense resulting from the purchase of new equipment and an increase in other expenses primarily due to increased trackage rights expense, partially offset by a $4.7 million decrease in diesel fuel sold to third parties, as a result of the sale of our fuel-sales business in South Australia. In addition, the depreciation of the Australian dollar relative to the United States dollar resulted in a $0.7 million decrease in operating expenses.
Liquidity and Capital Resources
During the three months ended March 31, 2013, we generated $63.4 million of cash from operating activities from continuing operations, compared with $27.7 million of cash from operating activities from continuing operations during the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, changes in working capital decreased net cash flow from operating activities by $30.5 million and $33.9 million, respectively. The 2013 period included $5.5 million in cash paid for incremental expenses related to the integration of RailAmerica.
During the three months ended March 31, 2013 and 2012, our cash flows used in investing activities from continuing operations were $31.5 million and $41.1 million, respectively. For the three months ended March 31, 2013, primary drivers of cash used in investing activities were $37.9 million of cash used for capital expenditures, partially offset by $4.4 million in cash received from grants from outside parties for capital spending and $2.0 million in cash proceeds from the sale of property and equipment. For the three months ended March 31, 2012, primary drivers of cash used in investing activities were $50.3 million of cash used for capital expenditures, including $24.5 million for new Australian locomotives and rail cars and $0.8 million paid for acquisitions, partially offset by $8.4 million in cash received from grants from outside parties for capital spending and $1.6 million in cash proceeds from the sale of property and equipment.
During the three months ended March 31, 2013, our cash used in financing activities from continuing operations were $66.8 million. During the three months March 31, 2012, our cash flows provided by financing activities from continuing operations were $14.5 million. For the three months ended March 31, 2013, primary drivers of cash used in financing activities from continuing operations were a net decrease in outstanding debt of $66.1 million, $2.1 million of dividends paid to Series A-1 Preferred Stockholders and $1.5 million of fees paid to amend our credit facility, partially offset by $3.0 million in net cash received from exercises of stock-based awards. For the three months ended March 31, 2012, primary drivers of cash flows provided by financing activities from continuing operations were a net increase in outstanding debt of $8.3 million and net cash inflows of $6.2 million from exercises of stock-based awards.

At March 31, 2013, we had long-term debt, including current portion, totaling $1,792.3 million, which was 47.5% of our total capitalization, and $406.8 million of unused borrowing capacity under our credit facility. At December 31, 2012, we had long-term debt, including current portion, totaling $1,858.1 million, which was 55.4% of our total capitalization, and $396.3 million of unused borrowing capacity under our credit facility.
Based on current expectations, we believe our cash and other liquid assets, anticipated future cash flows, availability under our credit facility, access to debt and equity capital markets and sources of available financing will be sufficient to fund expected operating, capital and debt service requirements and other financial commitments for the foreseeable future.
Credit Facilities
During the three months ended March 31, 2013, we prepaid in full our Canadian term loan, which resulted in the write-off of unamortized deferred financing costs of $0.5 million.
On March 28, 2013, we entered into Amendment No. 1 (the Amendment Agreement) to our New Credit Agreement dated as of October 1, 2012, which provides for a 0.25% reduction in the applicable margins for our existing term loans and loans under our revolving credit facility. As a result of the reduction in the applicable margins, we expect to reduce our annual interest expense in 2013 by approximately $3 million, based on the outstanding balances as of March 31, 2013.
As of March 31, 2013, our $425.0 million revolving credit facility consisted of $14.7 million in borrowings, $3.6 million in letter of credit guarantees and $406.8 million of unused borrowing capacity. As of March 31, 2013, we had outstanding revolving loans of $11.0 million in the United States with an interest rate of 2.70% and €2.9 million in Europe (or $3.7 million at the exchange rate on March 31, 2013) with an interest rate of 2.56%. Our United States and Australian term loans had interest rates of 2.70% and 5.58%, respectively, as of March 31, 2013.
Our New Credit Agreement requires us to comply with certain covenants. As of March 31, 2013, we were in compliance with these covenants. See Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our credit facilities.
Series A-1 Preferred Stock, Converted into Common Stock on February 13, 2013
As part of the financing for the RailAmerica acquisition, on October 1, 2012, we completed the issuance of 350,000 shares of Series A-1 Preferred Stock at an issuance price of $1,000.00 per share for $349.4 million, net of issuance costs, to Carlyle pursuant to the Investment Agreement. Dividends on the Series A-1 Preferred Stock were cumulative and payable quarterly in arrears in an amount equal to 5.00% per annum of the issuance price per share. Each share of the Series A-1 Preferred Stock was convertible at any time, at the option of the holder, into approximately 17.1 shares of Class A common stock, subject to customary conversion adjustments. The Series A-1 Preferred Stock was also convertible into the relevant number of shares of Class A common stock on the second anniversary of the date of issuance, subject to the satisfaction of certain conditions. Furthermore, we had the ability to convert some or all of the Series A-1 Preferred Stock prior to the second anniversary of the date of issue of the Series A-1 Preferred Stock if the closing price of our Class A common stock on the New York Stock Exchange exceeded 130% of the conversion price (or $76.03) for 30 consecutive trading days, subject to the satisfaction of certain conditions. The conversion price of the Series A-1 Preferred Stock was set at approximately $58.49, which was a 4.5% premium to our stock price prior to the announcement of the RailAmerica acquisition.
As of February 12, 2013, the closing price of our Class A common stock had exceeded $76.03 for 30 consecutive trading days. On February 13, 2013, we converted all of the outstanding Series A-1 Preferred Stock issued to Carlyle in conjunction with the RailAmerica acquisition into 5,984,232 shares of our Class A common stock. On the conversion date, we also paid to Carlyle cash in lieu of fractional shares and all accrued and unpaid dividends on the Series A-1 Preferred Stock totaling $2.1 million. Following the conversion, we will not incur the quarterly dividend of approximately $4.4 million that would otherwise have been due on the Series A-1 Preferred Stock.
Edith River Derailment
On December 27, 2011, a train operated by GWA derailed on the Edith River Bridge in Australia's Northern Territory (the Edith River Derailment). Flood waters associated with heavy rainfall from Cyclone Grant washed away the southern portion of the Edith River Bridge while a northbound GWA intermodal train consisting of three locomotives, unoccupied crew van and 33 rail cars was passing over the bridge en route to Darwin. The locomotives were damaged and the crew van and several intermodal containers and rail cars containing copper concentrate were derailed into the river.

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
In December 2011, we recorded a liability of A$15.0 million (or $15.3 million at the exchange rate on December 31, 2011) for the estimated repair and related costs associated with the Edith River Derailment. Since we believe substantially all of these costs will be recovered through insurance, we also recorded a receivable of A$14.0 million (or $14.3 million at the exchange rate on December 31, 2011), with the difference representing our insurance deductible. We increased our estimate of costs associated with the Edith River Derailment, as well as our estimate of insurance recovery, by A$12.8 million (or $13.3 million at the exchange rate on December 31, 2012) during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2012, the Company made cash payments of A$26.3 million (or $27.3 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$22.1 million (or $20.9 million at the exchange rate at the exchange rate on the date received). During the three months ended March 31, 2013, we made cash payments of A$0.9 million (or $0.9 million at the average exchange rate during the period) as a result of the derailment and received cash proceeds from insurance of A$9.0 million (or $9.3 million at the exchange rate at the exchange rate on March 31, 2013).
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
2013 Expected Capital Expenditures
For the three months ended March 31, 2013, we have incurred $40.0 million in aggregate capital expenditures, of which we have paid $27.7 million in cash and accrued $12.2 million in accounts payable as of March 31, 2013. We expect to receive $5.0 million in grants from outside parties related to this year-to-date activity, which was included in outstanding grant receivables from outside parties as of March 31, 2013.
Cash of $37.9 million paid for purchases of property and equipment during the three months ended March 31, 2013 consisted of $27.7 million for 2013 capital projects and $10.2 million related to capital expenditures accrued in 2012. Grant proceeds during the three months ended March 31, 2013 consisted of $4.4 million for grants related to our capital expenditures from prior years.
Accordingly, capital expenditures for the three months ended March 31, 2013, as compared with our 2013 full year expected capital expenditures can be summarized as follows (dollars in thousands):

		Actual for the
		Three Months Ended
	Original Budget	March 31, 2013
Track and equipment improvements, self-funded	$145,000	$24,381
Track and equipment improvements, subject to third party funding	110,000	6,395
New business development	73,000	7,294
Specific 2013 projects	17,000	1,891
Grants from outside parties	(90,000)	(4,985)
Net budgeted capital expenditures	$255,000	$34,976
Off-Balance Sheet Arrangements
An off-balance sheet arrangement includes any contractual obligation, agreement or transaction involving an unconsolidated entity under which we (1) have made guarantees, (2) have a retained or contingent interest in transferred assets, or a similar arrangement, that serves as credit, liquidity or market risk support to that entity for such assets, (3) have an obligation under certain derivative instruments or (4) have any obligation arising out of a material variable interest in such an entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing or hedging services with us. Our off-balance sheet arrangements as of December 31, 2012 consisted of operating lease obligations. There were no material changes in our off-balance sheet arrangements in the three months ended March 31, 2013.

Impact of Foreign Currencies on Operating Revenues and Expenses
When comparing the effects of average foreign currency exchange rates on revenues during the three months ended March 31, 2013 with the three months ended March 31, 2012, foreign currency translation had a negative impact on our consolidated revenues due to the weakening of the Australian and Canadian dollar and the Euro relative to the United States dollar. Since the world’s major crude oil and refined product market is traded in United States dollars, we believe there was little, if any, impact of foreign currency translation on our fuel sales and fuel costs. Currency effects related to operating revenues and expenses are presented within the discussion of these respective items included within this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Except as disclosed below, during the three months ended March 31, 2013, there were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2012 Annual Report on Form 10-K.
The following table summarizes the fair value of our derivative instruments recorded in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Balance Sheet Location	March 31, 2013	December 31, 2012
Asset Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Other assets, net	$10,274	$4,227
Derivatives not designated as hedges:
Cross-currency swap agreement	Prepaid expenses and other	$—	$255

Liability Derivatives:
Derivatives designated as hedges:
Interest rate swap agreements	Accrued expenses	$2,521	$3,777
Interest rate swap agreements	Other long-term liabilities	789	882
Total liability derivatives designated as hedges		$3,310	$4,659
Derivatives not designated as hedges:
Cross-currency swap agreement	Accrued expenses	$16	$—
Cross-currency swap agreement	Other long-term liabilities	149	143
Total liability derivatives not designated as hedges		$165	$143

ITEM 4.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures — We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Internal Control Over Financial Reporting — During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting (as the term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a discussion of our potential risks or uncertainties, please see Risk Factors in Part I, Item 1A of the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
There were no unregistered sales of equity securities for the period covered by this Quarterly Report on Form 10-Q.
Issuer Purchases of Equity Securities

Period in 2013	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	15,783	$83.10	—	—
February 1 to February 28	63,704	$87.14	—	—
March 1 to March 31	4,738	$93.47	—	—
Total	84,225	$86.74	—	—

(1)
The 84,225 shares acquired in the three months ended March 31, 2013 represent common stock acquired by us from our employees who surrendered shares in lieu of cash either to fund their exercise of stock options or to pay taxes on equity awards granted under our Second Amended and Restated 2004 Omnibus Plan.

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

GENESEE & WYOMING INC.

Date:	May 8, 2013	By:	/S/ TIMOTHY J. GALLAGHER
		Name:	Timothy J. Gallagher
		Title:	Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2013	By:	/S/ CHRISTOPHER F. LIUCCI
		Name:	Christopher F. Liucci
		Title:	Chief Accounting Officer (Principal Accounting Officer)

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
10.1
Amendment No. 1, dated as of March 28, 2013, to the Senior Secured Syndicated Facility dated as of October 1, 2012 among Genesee & Wyoming Inc., RP Acquisition Company Two, Quebec Gatineau Railway Inc., Genesee &Wyoming Australia Pty Ltd, Rotterdam Rail Feeding B.V., Bank of America, N.A., as administrative agent, and the agents, lenders and guarantors party thereto from time to time is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2013 (SEC File No. 001-31456)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

*32.1	Section 1350 Certification

*101
The following financial information from Genesee & Wyoming Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL includes: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) the Notes to Consolidated Financial Statements.

______________________

*	Exhibit filed or furnished with this Report, as applicable.